Form 10-Q
period 1996-03-31
TRANSATLANTIC HOLDINGS INC
filed 1996-05-13
CIK 862510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to ________

            Commission File Number        1-10545
                                  ---------------------

                          TRANSATLANTIC HOLDINGS, INC.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                         13-3355897
   ---------------------------------------      ------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification Number)


       80 Pine Street, New York, New York                   10005
   ---------------------------------------      ------------------------------
   (Address of principal executive offices)          (Zip Code)


   Registrant's telephone number, including area code   (212) 770-2000
                                                        ----------------------


                                    NONE
   ---------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES     X                   NO
                    ----------                 --------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996 22,964,789
                                       -----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1996 and December 31, 1995


                                                                        (Unaudited)
                                                                            1996                1995
                                                                            ----                ----
                                ASSETS                                 (in thousands, except share data)
Investments and cash:
    Fixed maturities:
       Bonds held to maturity, at amortized cost
           (market value: 1996-$1,013,801; 1995-$951,497)              $   959,054           $   878,068
       Bonds available for sale, at market value
           (amortized cost: 1996-$1,698,148; 1995-$1,700,599)            1,743,665             1,788,000
    Equities:
       Common stocks available for sale, at market value
           (cost: 1996-$197,542; 1995-$197,704)                            262,679               255,116
       Nonredeemable preferred stocks available for sale,
           at market value (cost: 1996-$6,955; 1995-$6,953)                  6,030                 6,025
    Short-term investments (approximates market)                            28,619                12,874
    Cash and cash equivalents                                               86,208                47,832
                                                                         ----------            ---------
            Total investments and cash                                   3,086,255             2,987,915
Accrued investment income                                                   56,131                56,806
Premium balances receivable, net of losses payable:
     Affiliates                                                             21,604                27,104
     Other                                                                  33,950                34,740
Reinsurance recoverable on paid and unpaid losses
     and loss adjustment expenses:
     Affiliates                                                            133,955               134,326
     Other                                                                 284,412               277,352
Funds held under reinsurance treaties:
     Affiliates                                                                955                 1,058
     Other                                                                 167,902               193,550
Deferred acquisition costs                                                  52,200                47,200
Prepaid reinsurance premiums                                                31,170                39,716
Deferred income taxes                                                      102,056                87,914
Other assets                                                                13,354                11,286
                                                                         ----------            ---------
            Total assets                                               $ 3,983,944           $ 3,898,967
                                                                         ==========            =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                             $ 2,418,926           $ 2,388,155
Unearned premiums                                                          311,948               291,568
Contingent commissions, expenses and taxes                                   9,852                 6,764
Reinsurance balances payable:
     Affiliates                                                              2,883                14,791
     Other                                                                  25,388                 9,004
Funds held under reinsurance treaties:
     Affiliates                                                                312                   312
     Other                                                                 136,120               165,831
Current income taxes payable                                                24,588                12,256
Payable for securities in course of settlement                              38,108                 3,996
Other liabilities                                                           17,185                17,788
                                                                         ----------            ---------
            Total liabilities                                            2,985,310             2,910,465
                                                                         ----------            ---------
            Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                   -                     -
Common Stock, $1.00 par value; shares authorized: 50,000,000;
     shares issued: 1996-23,764,789; 1995-23,749,582                        23,765                23,750
Additional paid-in capital                                                 199,799               199,243
Net unrealized appreciation of investments, net of deferred
     income taxes (1996-$38,405; 1995-$50,359)                              71,324                93,525
Unrealized foreign currency translation gain                                   682                 2,392
Retained earnings                                                          713,064               679,592
Treasury Stock, at cost; 800,000 shares                                    (10,000)              (10,000)
                                                                         ----------            ---------
            Total stockholders' equity                                     998,634               988,502
                                                                         ----------            ---------
            Total liabilities and stockholders' equity                 $ 3,983,944           $ 3,898,967
                                                                         ==========            =========



The accompanying notes are an integral part of the consolidated financial statements.

                                                      - 1 -

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                 Three Months Ended
                                                                      March 31,
                                                                1996             1995
                                                             ----------       ----------

                                                          (in thousands, except per share data)

Income:
     Net premiums written                                     $251,932         $225,890
     Increase in net unearned premiums                         (29,671)            (590)
                                                            -----------       ----------

     Net premiums earned                                       222,261          225,300
     Net investment income                                      44,859           41,521
                                                            -----------       ----------

                                                               267,120          266,821
                                                            -----------       ----------

Expenses:
     Net losses and loss adjustment expenses                   169,523          176,638
     Net commissions                                            54,195           49,742
     Other operating expenses                                    7,937            6,955
     Increase  in deferred acquisition costs                    (5,000)          (1,700)
                                                            -----------       ----------

                                                               226,655          231,635
                                                            -----------       ----------

                                                                40,465           35,186
Realized net capital gains                                       5,274            2,643
                                                            -----------       ----------

Operating income                                                45,739           37,829
Other deductions                                                  (451)            (620)
                                                            -----------       ----------

Income before income taxes                                      45,288           37,209
Income taxes                                                     9,058            6,697
                                                            -----------       ----------

     Net income                                                $36,230          $30,512
                                                            ===========       ==========


Net income per common share                                      $1.58            $1.33
                                                            ===========       ==========

Dividends per common share                                       $0.12            $0.10
                                                            ===========       ==========

Weighted average common shares outstanding                      22,959           22,929
                                                            ===========       ==========




The accompanying notes are an integral part of the consolidated financial statements.


                     TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Months Ended March 31, 1996 and 1995
                                      (Unaudited)







                                                                        1996              1995
                                                                     -----------       -----------

                                                                              (in thousands)

Net cash provided by operating activities                               $96,814           $76,503
                                                                     -----------       -----------
Cash flows from investing activities:
    Proceeds of bonds available for sale sold                           104,146            47,896
    Proceeds of bonds held to maturity redeemed                          10,992             1,627
    Proceeds of bonds available for sale redeemed or matured             25,432            11,412
    Proceeds of equities sold                                            19,078            18,081
    Purchase of bonds held to maturity                                  (91,712)          (47,517)
    Purchase of bonds available for sale                               (128,562)          (85,756)
    Purchase of equities                                                (16,268)          (21,850)
    Net purchase of short-term investments                              (15,745)           (1,695)
    Change in payable for securities in course of settlement             34,112            21,141
    Other, net                                                            3,070            (6,577)
                                                                     -----------       -----------
       Net cash used in investing activities                            (55,457)          (63,238)
                                                                     -----------       -----------
Cash flows from financing activities:
    Dividends to stockholders                                            (2,758)           (2,293)
    Proceeds from common stock issued                                       571               120
                                                                     -----------       -----------
       Net cash from financing activities                                (2,187)           (2,173)
                                                                     -----------       -----------
Change in unrealized foreign currency translation gain                     (794)            9,166
                                                                     -----------       -----------
       Change in cash and cash equivalents                               38,376            20,258
Cash and cash equivalents, beginning of period                           47,832            62,789
                                                                     -----------       -----------
       Cash and cash equivalents, end of period                         $86,208           $83,047
                                                                     ===========       ===========







The accompanying notes are an integral part of the consolidated financial statements.


                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)


1.  General

    The interim consolidated financial statements are unaudited, but have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

2.  Reinsurance

    Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:


                                                   Three Months Ended
                                                   ------------------
                                                       March 31,
                                                       ---------
                                                   1996          1995
                                                   ----          ----

                                                     (in thousands)

Gross premiums written                            $276,782       $249,089
Reinsurance ceded                                  (24,850)       (23,199)
                                                  --------       --------
Net premiums written                              $251,932       $225,890
                                                  ========       ========

Gross premiums earned                             $255,657       $247,029
Reinsurance ceded                                  (33,396)       (21,729)
                                                  --------       --------
Net premiums earned                               $222,261       $225,300
                                                  ========       ========

Gross incurred losses and loss
   adjustment expenses                            $181,964       $192,272
Reinsurance ceded                                  (12,441)       (15,634)
                                                  --------       --------
Net losses and loss adjustment
   expenses                                       $169,523       $176,638
                                                  ========       ========

3.  Dividends

    During the first quarter of 1996, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $2,758,000, or $0.12 per common share.

4.  Income Taxes

    Income tax refunds, net, in the first quarter of 1996 totaled $591,000. In the same prior year quarter, income taxes paid totaled $804,000.

5.   Additional Information

     For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1995.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 ---------------------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         -------------------------------------------------------------
                            AND FINANCIAL CONDITION
                            -----------------------
                                 MARCH 31, 1996
                                 --------------






OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                                     Three Months Ended
                                          March 31,

                                  ---------------------------
                                  1996      1995     % Change
                                  ---------------------------
                                    (dollars in millions)

Net premiums written             $251.9    $225.9       11.5%
Net premiums earned               222.3     225.3       (1.3)
Net investment income              44.9      41.5        8.0

      Net premiums written for the first quarter of 1996 were higher than in the comparable 1995 quarter. This increase in net premiums written was primarily a result of domestic growth in medical malpractice and ocean marine lines offset, in part, by a reduction in premiums from general casualty classes. Foreign net premiums written accounted for 33.3 percent of net premium volume in the first three months of 1996 compared to 36.1 percent in the same period of 1995. The increase in net investment income in the 1996 quarter versus the comparable 1995 period resulted from positive cash flow offset, in part, by generally lower available yields on bonds purchased as compared to yields on bonds disposed of in recent periods.

      The combined ratio was 100.9 for the first quarter of 1996 versus 103.5 for the first quarter of 1995. The first quarter loss and loss adjustment expense ratios for 1996 and 1995 were 76.3 and 78.4, respectively. The combined and loss ratios for 1995 included $4.5 million of incurred losses from the Kobe, Japan earthquake. The underwriting expense ratios for the first quarters of 1996 and 1995 were 24.6 and 25.1, respectively. This reduction was caused primarily by a decrease in the ratio of net commissions to net premiums written.

      Realized net capital gains on the disposition of investments for the first quarter totaled $5.3 million in 1996 compared with $2.6 million for the same period of 1995.

      Other deductions totaled $451,000 in the first quarter of 1996 versus $620,000 in the same 1995 quarter.

      Income before income taxes in the first quarter of 1996 increased 21.7 percent to $45.3 million from $37.2 million recorded in the same 1995 period. The increase in income before income taxes is due to improved underwriting results, increased net investment income and increased realized net capital gains in the 1996 first quarter.

      The effective tax rate for the first quarter of 1996 was 20.0 percent compared to 18.0 percent for the comparable 1995 period. The effective tax rate for the full year of 1995 was 19.5 percent. The higher 1996 rate compared to the 1995 first quarter rate is due, in large part, to a lower proportion of tax-exempt investment income to income before income taxes in 1996.

TRANSATLANTIC HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
MARCH 31, 1996


      Net income in the first quarter of 1996 increased 18.7 percent to $36.2 million, or $1.58 per common share, compared with $30.5 million, or $1.33 per common share, in the same period of 1995. Reasons for the increases are as discussed above.

      In the first quarter of 1996, a dividend of $0.12 per common share was declared by the Board of Directors to stockholders of record as of June 7, 1996, payable on June 21, 1996.

      FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $998.6 million at March 31, 1996, an increase of $10.1 million from year-end 1995. The increase in stockholders' equity is primarily comprised of net income of $36.2 million, offset by a decrease in net unrealized appreciation of investments, net of deferred income taxes, of $22.2 million, a decrease in unrealized foreign currency translation gain of $1.7 million, and dividends of $2.8 million. Management believes that the liquidity of the Company has not materially changed since the end of 1995.

      The Company's increased operating cash flow in the first quarter of 1996 compared to the same 1995 period was primarily due to the 1996 increase in domestic underwriting cash flow.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K
- - ------------------------------------------

      (a)  Exhibits
           See accompanying Exhibit index

      (b) In a Current Report on Form 8-K filed on February 16, 1996, Transatlantic Holdings, Inc. filed, as Exhibit 4.1, an amendment to the Company's 1990 Employee Stock Purchase Plan.

           Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.






                                               SIGNATURES
                                               ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRANSATLANTIC HOLDINGS, INC.
                                    ----------------------------
                                             (Registrant)




                                          STEVEN S. SKALICKY
                                      ---------------------------
                                          Steven S. Skalicky
                             On behalf of the registrant and in his capacity as
                                   Senior Vice President - Controller
                                       (Chief Accounting Officer)








Dated May 10, 1996

                                  EXHIBIT INDEX
                                  -------------




   Exhibit
    Number                         Description                            Location
    ------                         -----------                            --------

     11.1        Statement re computation of per share earnings        Filed herewith.
     27.0        Financial data schedule                            Provided herewith.
