Form 10-Q
period 1996-06-30
TRANSATLANTIC HOLDINGS INC
filed 1996-08-07
CIK 862510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 1996


                                       OR


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From           to
                                             ---------    --------


              Commission File Number 1-10545
                                     -------


                          TRANSATLANTIC HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                 13-3355897
       -------------------------------             ----------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)             Identification Number)

      80 Pine Street, New York, New York                    10005
  -----------------------------------------          -------------------
   (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code (212) 770-2000
                                                          --------------


                                      NONE
               ---------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  YES       X                             NO
                     --------------                         -----------


Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of June 30, 1996   22,975,639
                                    ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1996 and December 31, 1995

                                                                         (Unaudited)
                                                                            1996           1995
                                                                         -----------    -----------
                                     ASSETS                           (in thousands, except share data)
Investments and cash:
  Fixed maturities:
     Bonds held to maturity, at amortized cost
       (market value: 1996-$1,052,805; 1995-$951,497)                    $ 1,006,150    $   878,068
     Bonds available for sale, at market value
       (amortized cost: 1996-$1,686,050; 1995-$1,700,599)                  1,717,054      1,788,000
  Equities:
     Common stocks available for sale, at market
       value (cost: 1996-$221,935; 1995-$197,704)                            287,300        255,116
     Nonredeemable preferred stocks available for sale,
       at market value (cost: 1996-$6,951; 1995-$6,953)                        6,057          6,025
  Short-term investments, at cost which approximates
    market value                                                              28,420         12,874
  Cash and cash equivalents                                                   83,478         47,832
                                                                         -----------    -----------
         Total investments and cash                                        3,128,459      2,987,915
Accrued investment income                                                     56,225         56,806
Premium balances receivable, net of losses payable:
  Affiliates                                                                   7,925         27,104
  Other                                                                       43,538         34,740
Reinsurance recoverable on paid and unpaid
  losses and loss adjustment expenses:
  Affiliates                                                                 121,102        134,326
  Other                                                                      257,424        277,352
Funds held under reinsurance treaties:
  Affiliates                                                                   1,649          1,058
  Other                                                                      133,797        193,550
Deferred acquisition costs                                                    52,125         47,200
Prepaid reinsurance premiums                                                  32,318         39,716
Deferred income taxes                                                        108,884         87,914
Other assets                                                                  16,265         11,286
                                                                         -----------    -----------
         Total assets                                                    $ 3,959,711    $ 3,898,967
                                                                         ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                               $ 2,424,932    $ 2,388,155
Unearned premiums                                                            312,655        291,568
Contingent commissions, expenses and taxes                                    11,729          6,764
Reinsurance balances payable:
  Affiliates                                                                   3,586         14,791
  Other                                                                       12,373          9,004
Funds held under reinsurance treaties:
  Affiliates                                                                     312            312
  Other                                                                      105,576        165,831
Current income taxes payable                                                  20,577         12,256
Payable for securities in course of settlement                                25,508          3,996
Other liabilities                                                             16,865         17,788
                                                                         -----------    -----------
         Total liabilities                                                 2,934,113      2,910,465
                                                                         -----------    -----------
         Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares
  authorized: 5,000,000                                                            -              -
Common Stock, $1.00 par value; shares authorized:
  50,000,000; shares issued: 1996-23,775,639; 1995-23,749,582                 23,776         23,750
Additional paid-in capital                                                   200,161        199,243
Net unrealized appreciation of investments, net of
  deferred income taxes (1996-$33,416; 1995-$50,359)                          62,059         93,525
Unrealized foreign currency translation gain                                   1,543          2,392
Retained earnings                                                            748,059        679,592
Treasury Stock, at cost; 800,000 shares                                      (10,000)       (10,000)
                                                                         -----------    -----------
         Total stockholders' equity                                        1,025,598        988,502
                                                                         -----------    -----------
         Total liabilities and stockholders' equity                      $ 3,959,711    $ 3,898,967
                                                                         ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                  June 30,
                                                            1996         1995         1996         1995
                                                         ---------    ---------    ---------    ---------
                                                              (in thousands, except per share data)
Income:
     Net premiums written                                 $256,996     $232,513     $508,928     $458,403
     (Increase) decrease in net unearned premiums              132          150      (29,539)        (440)
                                                         ---------    ---------    ---------    ---------

     Net premiums earned                                   257,128      232,663      479,389      457,963
     Net investment income                                  45,986       42,864       90,845       84,385
                                                         ---------    ---------    ---------    ---------
                                                           303,114      275,527      570,234      542,348
                                                         ---------    ---------    ---------    ---------

Expenses:
     Net losses and loss adjustment expenses               185,980      174,485      355,503      351,123
     Net commissions                                        65,406       57,893      119,601      107,635
     Other operating expenses                                8,121        7,000       16,058       13,955
     (Increase) decrease in deferred acquisition costs          75       (1,000)      (4,925)      (2,700)
                                                         ---------    ---------    ---------    ---------
                                                           259,582      238,378      486,237      470,013
                                                         ---------    ---------    ---------    ---------

                                                            43,532       37,149       83,997       72,335
Realized net capital gains                                   3,820        2,678        9,094        5,321
                                                         ---------    ---------    ---------    ---------

Operating income                                            47,352       39,827       93,091       77,656
Other deductions                                              (189)         (81)        (640)        (701)
                                                         ---------    ---------    ---------    ---------

Income before income taxes                                  47,163       39,746       92,451       76,955
Income taxes                                                 9,404        7,155       18,462       13,852
                                                         ---------    ---------    ---------    ---------

     Net income                                           $ 37,759     $ 32,591     $ 73,989     $ 63,103
                                                          ========     ========     ========     ========

Net income per common share                               $   1.64     $   1.42     $   3.22     $   2.75
                                                          ========     ========     ========     ========

Dividends per common share                                $   0.12     $   0.10     $   0.24     $   0.20
                                                          ========     ========     ========     ========

Weighted average common shares outstanding                  22,968       22,934       22,963       22,932
                                                          ========     ========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                        1996              1995
                                                                     -----------       -----------
                                                                             (in thousands)

Net cash provided by operating activities                              $165,408          $151,425
                                                                     ----------        ----------

Cash flows from investing activities:
    Proceeds of bonds available for sale sold                           220,867            60,608
    Proceeds of bonds held to maturity redeemed                          12,367             2,463
    Proceeds of bonds available for sale redeemed or matured             62,763            30,898
    Proceeds of equities sold                                            69,713            47,679
    Purchase of bonds held to maturity                                 (140,118)         (102,947)
    Purchase of bonds available for sale                               (272,673)         (145,637)
    Purchase of equities                                                (84,837)          (59,291)
    Net purchase of short-term investments                              (15,546)           (2,192)
    Change in payable for securities in course of settlement             21,512            20,573
    Other, net                                                            1,617            (6,622)
                                                                       --------          --------
       Net cash used in investing activities                           (124,335)         (154,468)
                                                                       --------          --------
Cash flows from financing activities:
    Dividends to stockholders                                            (5,522)           (4,587)
    Proceeds from common stock issued                                       944               451
                                                                       --------          --------
       Net cash from financing activities                                (4,578)           (4,136)
                                                                       --------          --------
Change in unrealized foreign currency translation gain                     (849)            7,566
                                                                       --------          --------
       Change in cash and cash equivalents                               35,646               387
Cash and cash equivalents, beginning of period                           47,832            62,789
                                                                       --------          --------
       Cash and cash equivalents, end of period                        $ 83,478          $ 63,176
                                                                       ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


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

2.   Reinsurance

     Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                 Three Months Ended        Six Months Ended
                                 ------------------        ----------------
                                       June 30,                 June 30,
                                       --------                 --------
                                  1996        1995         1996         1995
                                ---------   ---------    ---------    ---------

                                                (in thousands)

Gross premiums written           $338,779    $277,412     $615,561     $526,501
Reinsurance ceded                 (81,783)    (44,899)    (106,633)     (68,098)
                                 --------    --------     --------     --------
Net premiums written             $256,996    $232,513     $508,928     $458,403
                                 ========    ========     ========     ========

Gross premiums earned            $337,763    $265,691     $593,420     $512,720
Reinsurance ceded                 (80,635)    (33,028)    (114,031)     (54,757)
                                 --------    --------     --------     --------
Net premiums earned              $257,128    $232,663     $479,389     $457,963
                                 ========    ========     ========     ========

Gross incurred losses and loss
  adjustment expenses            $152,209    $181,571     $334,173     $373,843
Reinsurance ceded                  33,771      (7,086)      21,330      (22,720)
                                 --------    --------     --------     --------
Net losses and loss adjustment
  expenses                       $185,980    $174,485     $355,503     $351,123
                                 ========    ========     ========     ========

3.   Dividends

     During the second quarter of 1996, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $2,764,000, or $0.12 per common share.

4.   Income Taxes

     Income taxes paid, net, in the second quarter totaled $14,189,000 and $11,551,000 in 1996 and 1995, respectively. For the 1996 and 1995 six month periods, income taxes paid, net, totaled $13,598,000 and $12,355,000, respectively.

5.   Additional Information

     For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1995 and Form 10-Q filing for the quarter ended March 31, 1996.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------
                                  JUNE 30, 1996
                                  -------------





OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                          Three Months Ended              Six Months Ended
                                June 30,                      June 30,
                      ----------------------------    --------------------------
                         1996     1995    % Change     1996     1995    % Change
                      ----------------------------    --------------------------
                                          (dollars in millions)

Net premiums written    $257.0   $232.5     10.5%     $508.9   $458.4     11.0%
Net premiums earned      257.1    232.7     10.5       479.4    458.0      4.7
Net investment income     46.0     42.9      7.3        90.8     84.4      7.7

     Net premiums written for the second quarter and six months were higher than in the comparable prior year periods. With respect to the second quarter, the increase in net premiums written in 1996 was principally due to growth in foreign premiums, particularly in the fire and auto liability lines. For the six month period, growth was achieved domestically and internationally. Significant increases were reported domestically in ocean marine and surety lines, partially offset by reductions in certain general casualty classes. Internationally, significant increases were reported in fire and auto liability lines. Foreign business represented 36.0 percent of net premiums written in the first six months of 1996 compared to 33.2 percent for the same 1995 period.

     The increase in net investment income in 1996 versus the comparable 1995 periods resulted from positive cash flow offset, in part, by generally lower available yields on bonds purchased as compared to yields on bonds disposed of in recent periods.

     The combined ratio was 100.9 for the second quarter of 1996 versus 102.9 for the second quarter of 1995. The second quarter loss and loss adjustment expense ratios for 1996 and 1995 were 72.3 and 75.0, respectively. The underwriting expense ratios for the second quarters of 1996 and 1995 were 28.6 and 27.9, respectively. This increase was caused primarily by an increase in the ratio of net commissions to net premiums written. For the first six months of 1996, the combined ratio was 100.8 versus 103.2 for the same prior year period. The loss ratios were 74.2 and 76.7, respectively. The combined and loss ratios for the first six months of 1995 included $4.5 million of incurred losses from the Kobe, Japan earthquake. The first six months underwriting expense ratio was
26.6 versus 26.5 for the comparable prior year period.

     Realized net capital gains on the disposition of investments for the second quarter totaled $3.8 million in 1996 compared with $2.7 million for the same period of 1995. For the first six months of 1996 and 1995, realized net capital gains totaled $9.1 million and $5.3 million, respectively.

     Income before income taxes in the second quarter of 1996 increased 18.7 percent to $47.2 million from $39.7 million recorded in the same 1995 quarter. For the first six months of 1996, income before income taxes totaled $92.5 million versus $77.0 million in the comparable prior year period, an increase of
20.1 percent. The increases in income before income taxes in 1996 versus comparable 1995 periods are primarily due to improved underwriting results, increased net investment income and increased realized net capital gains in the 1996 periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
JUNE 30, 1996

     The effective tax rates for the second quarter and first six months of 1996 were 19.9 percent and 20.0 percent, respectively, versus 18.0 percent for the comparable 1995 periods. The effective tax rate for the full year of 1995 was
19.5 percent. The higher 1996 rates are due, in large part, to a lower proportion of tax-exempt investment income to income before income taxes in 1996.

     Net income in the second quarter of 1996 increased 15.9 percent to $37.8 million, or $1.64 per common share, compared with $32.6 million, or $1.42 per common share, in the same period of 1995. For the first six months of 1996, net income was $74.0 million, or $3.22 per common share, versus $63.1 million, or $2.75 per common share. Reasons for the increases are as discussed above.

     In the second quarter of 1996, a dividend of $0.12 per common share was declared by the Board of Directors to stockholders of record as of September 6, 1996, payable on September 19, 1996.

     FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $1,025.6 million at June 30, 1996, an increase of $37.1 million from year-end 1995. The increase in stockholders' equity is primarily composed of net income of $74.0 million, offset by a decrease in net unrealized appreciation of investments, net of deferred income taxes, of $31.5 million, a decrease in unrealized foreign currency translation gain of $849,000, and dividends of $5.5 million. The decrease in net unrealized appreciation of investments, net of deferred income taxes, occurred in the bonds available for sale portfolio due primarily to an increase in interest rates during 1996. Management believes that the liquidity of the Company has not materially changed since the end of 1995.

     Operating cash flow for the second quarter of 1996 decreased slightly compared to the same prior year period as a result of a decrease in underwriting cash flow offset by an increase in cash flow from investment income. For the six month periods, 1996 cash flow exceeded the comparable 1995 period due to increased underwriting and investment income cash flow.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM #4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

At the Company's Annual Meeting of Stockholders held on May 22, 1996, the stockholders:

(a) elected eleven directors as follows:

                                                     SHARES           SHARES NOT
            NOMINEE               SHARES FOR        WITHHELD            VOTING
            -------               ----------        --------          ----------
      James Balog                 20,923,712         32,710           2,008,367
      Andrew A. Barnard           20,923,712         32,710           2,008,367
      Ikuo Egashira               20,923,712         32,710           2,008,367
      John M. Fowler              20,923,712         32,710           2,008,367
      Maurice R. Greenberg        20,923,712         32,710           2,008,367
      John J. Mackowski           20,923,712         32,710           2,008,367
      Edward E. Matthews          20,923,712         32,710           2,008,367
      Joseph F. Murphy            20,923,712         32,710           2,008,367
      Robert F. Orlich            20,923,712         32,710           2,008,367
      Howard I. Smith             20,923,712         32,710           2,008,367
      Thomas R. Tizzio            20,923,712         32,710           2,008,367

(b) approved, by a vote of 20,953,990 shares to 332 shares, with 2,100 abstentions and 2,008,367 shares not voting, a proposal to select Coopers & Lybrand L.L.P. as independent accountants for 1996.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

     (a)  Exhibits
          See accompanying Exhibit index

     (b) There were no reports on Form 8-K for the three months ended June 30, 1996.


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



                                       TRANSATLANTIC HOLDINGS, INC.
                                       ----------------------------
                                             (Registrant)




                                           STEVEN S. SKALICKY
                                       ----------------------------
                                           Steven S. Skalicky
                              On behalf of the registrant and in his capacity as
                                    Senior Vice President - Controller
                                       (Chief Accounting Officer)




Dated August 7, 1996

                                  EXHIBIT INDEX
                                  -------------



Exhibit
 Number                    Description                           Location
- -------                    -----------                           --------

  11.1   Statement re computation of per share earnings       Filed herewith.
  27.0   Financial data schedule                              Provided herewith.