Form 10-Q
period 1996-09-30
TRANSATLANTIC HOLDINGS INC
filed 1996-11-12
CIK 862510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                       OR

         ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________

                         Commission File Number 1-10545
                                               ---------

                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    DELAWARE                                             13-3355897
----------------------------------------        --------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)


    80 Pine Street, New York, New York                   10005
----------------------------------------        --------------------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code       (212) 770-2000
                                                        ------------------------

                                      NONE
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X                    NO
                             ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of September 30, 1996     23,005,762
                                          ------------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1996 and December 31, 1995

                                                                         (Unaudited)
                                                                            1996           1995
                                                                         -----------   -----------
                                     ASSETS                          (in thousands, except share data)
Investments and cash:
      Fixed maturities:
          Bonds held to maturity, at amortized cost
               (market value: 1996-$1,093,555; 1995-$951,497)            $ 1,042,444   $   878,068
          Bonds available for sale, at market value
               (amortized cost: 1996-$1,842,700; 1995-$1,700,599)          1,882,600     1,788,000
      Equities:
          Common stocks available for sale, at market
               value (cost: 1996-$267,006; 1995-$197,704)                    340,884       255,116
          Nonredeemable preferred stocks available for sale,
               at market value (cost: 1996-$6,691; 1995-$6,953)                6,019         6,025
      Short-term investments, at cost which approximates market value         14,536        12,874
      Cash and cash equivalents                                              112,300        47,832
                                                                         -----------   -----------
              Total investments and cash                                   3,398,783     2,987,915
Accrued investment income                                                     56,801        56,806
Premium balances receivable, net of losses payable:
      Affiliates                                                              17,678        27,104
      Other                                                                   38,113        34,740
Reinsurance recoverable on paid and unpaid
   losses and loss adjustment expenses:
      Affiliates                                                             122,919       134,326
      Other                                                                  265,618       277,352
Funds held under reinsurance treaties:
      Affiliates                                                               2,848         1,058
      Other                                                                  146,544       193,550
Deferred acquisition costs                                                    62,472        47,200
Prepaid reinsurance premiums                                                  37,822        39,716
Deferred income taxes                                                        102,972        87,914
Other assets                                                                  34,345        11,286
                                                                         -----------   -----------
              Total assets                                               $ 4,286,915   $ 3,898,967
                                                                         ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                               $ 2,668,072   $ 2,388,155
Unearned premiums                                                            378,710       291,568
Contingent commissions, expenses and taxes                                    13,587         6,764
Reinsurance balances payable:
      Affiliates                                                               4,738        14,791
      Other                                                                   20,306         9,004
Funds held under reinsurance treaties:
      Affiliates                                                                 160           312
      Other                                                                   77,068       165,831
Current income taxes payable                                                  15,805        12,256
Payable for securities in course of settlement                                 5,997         3,996
Other liabilities                                                             30,783        17,788
                                                                         -----------   -----------
              Total liabilities                                            3,215,226     2,910,465
                                                                         -----------   -----------
              Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                     -             -
Common Stock, $1.00 par value; shares authorized: 50,000,000;
      shares issued: 1996-23,805,762; 1995-23,749,582                         23,806        23,750
Additional paid-in capital                                                   201,637       199,243
Net unrealized appreciation of investments, net of deferred
      income taxes (1996-$39,587; 1995-$50,359)                               73,520        93,525
Net unrealized foreign currency translation (loss) gain                       (2,131)        2,392
Retained earnings                                                            784,857       679,592
Treasury Stock, at cost; 800,000 shares                                      (10,000)      (10,000)
                                                                         -----------   -----------
              Total stockholders' equity                                   1,071,689       988,502
                                                                         -----------   -----------
              Total liabilities and stockholders' equity                 $ 4,286,915   $ 3,898,967
                                                                         ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                     1996             1995             1996             1995
                                                   ---------        ---------        ---------        ---------
                                                               (in thousands, except per share data)
Income:
      Net premiums written                         $ 321,708        $ 278,815        $ 830,636        $ 737,218
      Increase in net unearned premiums               (7,352)         (26,370)         (36,891)         (26,810)
                                                   ---------        ---------        ---------        ---------
      Net premiums earned                            314,356          252,445          793,745          710,408
      Net investment income                           51,291           43,652          142,136          128,037
                                                   ---------        ---------        ---------        ---------
                                                     365,647          296,097          935,881          838,445
                                                   ---------        ---------        ---------        ---------
Expenses:
      Net losses and loss adjustment expenses        234,859          193,449          590,362          544,572
      Net commissions                                 77,529           62,165          197,130          169,800
      Other operating expenses                         9,650            6,851           25,708           20,806
      Increase in deferred acquisition costs          (2,534)          (7,100)          (7,459)          (9,800)
                                                   ---------        ---------        ---------        ---------
                                                     319,504          255,365          805,741          725,378
                                                   ---------        ---------        ---------        ---------
                                                      46,143           40,732          130,140          113,067
Realized net capital gains                             4,311            2,708           13,405            8,029
                                                   ---------        ---------        ---------        ---------
Operating income                                      50,454           43,440          143,545          121,096
Other income (deductions)                                192             (464)            (448)          (1,165)
                                                   ---------        ---------        ---------        ---------
Income before income taxes                            50,646           42,976          143,097          119,931
Income taxes                                          11,085            8,492           29,547           22,344
                                                   ---------        ---------        ---------        ---------
      Net income                                   $  39,561        $  34,484        $ 113,550        $  97,587
                                                   =========        =========        =========        =========

Net income per common share                        $    1.72        $    1.50        $    4.94        $    4.25
                                                   =========        =========        =========        =========
Dividends per common share                         $    0.12        $    0.10        $    0.36        $    0.30
                                                   =========        =========        =========        =========
Weighted average common shares outstanding            22,995           22,945           22,975           22,936
                                                   =========        =========        =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                     1996           1995
                                                                   ---------      ---------
                                                                        (in thousands)
Net cash provided by operating activities                          $ 254,411      $ 267,828
                                                                   ---------      ---------
Cash flows from investing activities:
     Proceeds of bonds available for sale sold                       418,442         72,404
     Proceeds of bonds held to maturity redeemed                      12,766          6,263
     Proceeds of bonds available for sale redeemed or matured         90,881         59,218
     Proceeds of equities sold                                       103,859         77,808
     Purchase of bonds held to maturity                             (176,747)      (171,911)
     Purchase of bonds available for sale                           (421,435)      (200,377)
     Purchase of equities                                           (142,114)      (110,671)
     Net purchase of short-term investments                           (1,662)        (2,755)
     Change in payable for securities in course of settlement          2,001          8,396
     Investment in Guardian Re, net of cash acquired                 (66,479)             -
     Other, net                                                          903         (2,505)
                                                                   ---------      ---------
         Net cash used in investing activities                      (179,585)      (264,130)
                                                                   ---------      ---------
Cash flows from financing activities:
     Dividends to stockholders                                        (8,285)        (6,882)
     Proceeds from common stock issued                                 2,450            607
                                                                   ---------      ---------
         Net cash used in financing activities                        (5,835)        (6,275)
                                                                   ---------      ---------
Change in net unrealized foreign currency translation (loss) gain     (4,523)         3,885
                                                                   ---------      ---------
         Change in cash and cash equivalents                          64,468          1,308
Cash and cash equivalents, beginning of period                        47,832         62,789
                                                                   ---------      ---------
         Cash and cash equivalents, end of period                  $ 112,300      $  64,097
                                                                   =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

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

2. Reinsurance

      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                 Three Months Ended       Nine Months Ended
                                ---------------------   ---------------------
                                    September 30,           September 30,
                                ---------------------   ---------------------
                                  1996        1995        1996        1995
                                ---------   ---------   ---------   ---------

                                               (in thousands)

Gross premiums written          $ 371,955   $ 323,231   $ 987,516   $ 849,732
Reinsurance ceded                 (50,247)    (44,416)   (156,880)   (112,514)
                                ---------   ---------   ---------   ---------
Net premiums written            $ 321,708   $ 278,815   $ 830,636   $ 737,218
                                =========   =========   =========   =========

Gross premiums earned           $ 359,099   $ 283,176   $ 952,519   $ 795,896
Reinsurance ceded                 (44,743)    (30,731)   (158,774)    (85,488)
                                ---------   ---------   ---------   ---------
Net premiums earned             $ 314,356   $ 252,445   $ 793,745   $ 710,408
                                =========   =========   =========   =========

Gross incurred losses and loss
  adjustment expenses           $ 252,553   $ 203,697   $ 586,726   $ 577,540
Reinsurance ceded                 (17,694)    (10,248)      3,636     (32,968)
                                ---------   ---------   ---------   ---------
Net losses and loss adjustment
   expenses                     $ 234,859   $ 193,449   $ 590,362   $ 544,572
                                =========   =========   =========   =========

3. Dividends

      During the third quarter of 1996, the Board of Directors of Transatlantic Holdings, Inc. (the "Company") declared a dividend of $2,763,000, or $0.12 per common share.

4. Income Taxes

      Income taxes paid, net, in the third quarter totaled $17,352,000 and $10,797,000 in 1996 and 1995, respectively. For the 1996 and 1995 nine month periods, income taxes paid, net, totaled $30,950,000 and $23,152,000, respectively.

5. Acquisition

      In the third quarter of 1996, the Company, through its wholly-owned subsidiary, Transatlantic Reinsurance Company, acquired all of the outstanding shares of Guardian Ruckversicherungs-Gesellschaft ("Guardian Re"), an international reinsurance company based in Zurich, Switzerland, for $105 million in cash. This acquisition was accounted for as a purchase. Accordingly, Guardian Re's results are included in the consolidated results of the Company for the first time in this quarter. This acquisition has not had a material effect on net income.

6. Additional Information

      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1995 and Form 10-Q filings for the first two quarters of 1996.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------
                               SEPTEMBER 30, 1996
                               ------------------


OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                           Three Months Ended             Nine Months Ended
                              September 30,                  September 30,
                        -------------------------    ---------------------------
                         1996     1995   % Change     1996      1995    % Change
                        -------------------------    ---------------------------

                                        (dollars in millions)

Net premiums written    $321.7   $278.8    15.4%     $830.6    $737.2     12.7%
Net premiums earned      314.4    252.4    24.5       793.7     710.4     11.7
Net investment income     51.3     43.7    17.5       142.1     128.0     11.0

      Net premiums written for the third quarter and first nine months of 1996 were higher than in the comparable prior year periods. Newly-acquired subsidiary Guardian Re (see "Acquisition of Guardian Re" below) added $40.7 million of net premiums written to both 1996 periods, contributing to growth in property and casualty lines.

      With respect to the third quarter, the increase in net premiums written in 1996 was principally due to growth in non-U.S. premiums, particularly in the property, auto liability and fidelity lines. Due to competitive market conditions, domestic premiums decreased in the current quarter compared to last year's third quarter, principally in specialty casualty and property lines, partially offset by an increase in workers' compensation. For the nine month periods, domestic premiums were level, with significant increases reported in ocean marine, workers' compensation and surety, offset by decreases in specialty and general casualty classes. With respect to non-U.S. net premiums written, significant increases were reported in property lines and in the auto liability line. Non-U.S. business represented 47.7 percent and 40.6 percent of net premiums written in the third quarter and first nine months of 1996 compared to
32.9 percent and 33.1 percent for the same 1995 periods, respectively.

      The increase in net investment income in 1996 versus the comparable 1995 periods resulted from positive cash flow offset, in part, by generally lower available yields on bonds purchased as compared to yields on bonds disposed of in recent periods. Guardian Re contributed $4.2 million to net investment income of both 1996 periods.

      The combined ratio was 101.8 for the third quarter of 1996 versus 101.4 for the third quarter of 1995. The third quarter loss and loss adjustment expense ratios for 1996 and 1995 were 74.7 and 76.6, respectively. The underwriting expense ratios for the third quarters of 1996 and 1995 were 27.1 and 24.8, respectively. This increase in the underwriting expense ratio in 1996 was caused primarily by an increase in the ratio of net commissions to net premiums written. For the first nine months of 1996, the combined ratio was
101.2 versus 102.5 for the same prior year period. The loss ratios were 74.4 and 76.7, respectively. The combined and loss ratios for the first nine months of 1995 include $4.5 million of incurred losses from the Kobe, Japan earthquake, recorded in the first quarter. The first nine months underwriting expense ratio was 26.8 versus 25.8 for the comparable prior year period.

      Realized net capital gains on the disposition of investments for the third quarter totaled $4.3 million in 1996 compared with $2.7 million for the same period of 1995. For the first nine months of 1996 and 1995, realized net capital gains totaled $13.4 million and $8.0 million, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
SEPTEMBER 30, 1996

      Income before income taxes in the third quarter of 1996 increased 17.8 percent to $50.6 million from $43.0 million recorded in the same 1995 quarter. For the first nine months of 1996, income before income taxes totaled $143.1 million versus $119.9 million in the comparable prior year period, an increase of 19.3 percent. The increases in income before income taxes in 1996 versus comparable 1995 periods are primarily due to improved underwriting results, increased net investment income and increased realized net capital gains in the 1996 periods.

      The effective tax rates for the third quarter and first nine months of 1996 were 21.9 percent and 20.6 percent, respectively, versus 19.8 percent and
18.6 percent for the comparable 1995 periods. The effective tax rate for the full year of 1995 was 19.5 percent. The higher 1996 rates are due, in large part, to a lower proportion of tax-exempt investment income to income before income taxes in 1996.

      Net income in the third quarter of 1996 increased 14.7 percent to $39.6 million, or $1.72 per common share, compared with $34.5 million, or $1.50 per common share, in the same period of 1995. For the first nine months of 1996, net income was $113.6 million, or $4.94 per common share, versus $97.6 million, or $4.25 per common share, for the comparable 1995 period. Reasons for the increases are as discussed above.

      In the third quarter of 1996, a dividend of $0.12 per common share was declared by the Board of Directors to stockholders of record as of December 6, 1996, payable on December 20, 1996.

      FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $1,071.7 million at September 30, 1996, an increase of $83.2 million from year-end 1995. The increase in stockholders' equity is primarily composed of net income of $113.6 million, offset by a decrease in net unrealized appreciation of investments, net of deferred income taxes, of $20.0 million, a decrease in net unrealized foreign currency translation gain (loss) of $4.5 million, and dividends of $8.3 million. Management believes that the liquidity of the Company has not materially changed since the end of 1995.

      Operating cash flow for the third quarter and first nine months of 1996 decreased compared to the same prior year periods as a result of decreases in underwriting cash flow partially offset by an increase in cash flow from net investment income. The decrease in underwriting cash flow is due, in large part, to increased paid losses in the 1996 periods.

      ACQUISITION OF GUARDIAN RE. In the third quarter of 1996, the Company, through its wholly-owned subsidiary, Transatlantic Reinsurance Company, acquired all of the outstanding shares of Guardian Ruckversicherungs-Gesellschaft ("Guardian Re"), an international reinsurance company based in Zurich, Switzerland. This acquisition, which is being accounted for as a purchase, is more fully described in Note 5 to these Interim Consolidated Financial Statements and in a Current Report on Form 8-K filed on August 22, 1996. In addition, this acquisition has not had a material effect on net income for the periods reported.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)   Exhibits
            See accompanying Exhibit index

      (b) In a Current Report on Form 8-K filed on August 22, 1996, Transatlantic Holdings, Inc. reported the acquisition of all of the outstanding shares of Guardian Ruckversicherungs-Gesellschaft ("Guardian Re") through its wholly-owned subsidiary, Transatlantic Reinsurance Company.

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


Dated November 12, 1996

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