Form 10-K405
period 1996-12-31
TRANSATLANTIC HOLDINGS INC
filed 1997-03-31
CIK 862510

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(Mark One)

      /X/                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                              For the fiscal year ended December 31, 1996

                                                  OR

      / /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           For the Transition period from                to

                                    Commission file number 1-10545

                            ------------------------

                          TRANSATLANTIC HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       13-3355897
       (State or other jurisdiction of               (I.R.S. Employer Identification No.)
        incorporation or organization)

      80 PINE STREET, NEW YORK, NEW YORK                            10005
   (Address of principal executive offices)                       (Zip Code)

                                        (212) 770-2000
                     (Registrant's telephone number, including area code)

                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE ON
                   TITLE OF EACH CLASS                                         WHICH REGISTERED
---------------------------------------------------------  ---------------------------------------------------------
         Common Stock, Par Value $1.00 per Share                         New York Stock Exchange, Inc.

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes ____X____                  No _________

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____X____

    The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 1997 was approximately $858,764,183 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    As of January 31, 1997, there were outstanding 23,022,710 shares of Common Stock, $1.00 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 22, 1997 are incorporated by reference in
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                             -----------
                                                        PART I
  Item  1.  Business.......................................................................................           1
  Item  2.  Properties.....................................................................................          19
  Item  3.  Legal Proceedings..............................................................................          19
  Item  4.  Submission of Matters to a Vote of Security Holders............................................          19

                                                        PART II
  Item  5.  Market for the Registrant's Common Stock and Related Stockholder Matters.......................          21
  Item  6.  Selected Financial Data........................................................................          22
  Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........          23
  Item  8.  Financial Statements and Supplementary Data....................................................          29
  Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          51

                                                       PART III
  Item 10.  Directors and Executive Officers of the Registrant.............................................          51
  Item 11.  Executive Compensation.........................................................................          51
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................          51
  Item 13.  Certain Relationships and Related Transactions.................................................          51

                                                        PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          52

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any proxy statement, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to government and regulatory policies, volatile and unpredictable developments (including catastrophes), the legal environment, the uncertainties of the reserving process, the competitive environment in which the Company operates, the uncertainties inherent in international operations, and interest rate fluctuations. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Transatlantic Holdings, Inc. (the "Company") is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (Putnam), the Company's name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company (TRC) in exchange for shares of common stock of the Company (the "Share Exchange"). Prior to the Share Exchange, American International Group, Inc. (AIG) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company's outstanding common stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company's common stock in a registered public offering, with the result that approximately 35% of the Company's outstanding common stock became publicly owned. From June 1990 through December 31, 1996, an additional 12.2% of the Company's outstanding common stock has become publicly owned as a result of sales by certain of such stockholders. At December 31, 1996, AIG beneficially owned approximately 49% of the Company's outstanding common stock.

    The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich
(TRZ), acquired in 1996 (See Note 1 of Notes to Consolidated Financial Statements), and Putnam (contributed to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on a treaty and facultative basis, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states, Puerto Rico and the District of Columbia in the United States. TRC is licensed by the federal government of and seven provinces in Canada. TRC is also licensed in Japan, the United Kingdom, Hong Kong and the Dominican Republic and is registered or authorized as a foreign reinsurer in Peru, Colombia, Argentina (where it also maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), Chile, Mexico, Ecuador, Guatemala, Venezuela and France. TRZ is licensed as a reinsurer in Switzerland. TRH's (Transatlantic Holdings, Inc. and its subsidiaries) principal lines of reinsurance include general liability (including professional liability), medical malpractice, automobile liability (including nonstandard risks), ocean marine and aviation and surety and credit in the casualty lines, and fire and allied lines in the property lines. Reinsurance is provided for most major lines of insurance on both excess-of-loss and pro rata bases.

    Each of TRC and Putnam is currently rated "A+ (Superior)", the second highest classification, by A.M. Best Company (Best's) and "AA", the second highest major rating classification, by Standard and Poor's Corporation (S&P). TRZ is rated "A-" by S&P. Best's and S&P are independent industry rating organizations. A publication of Best's indicates that the "A+ (Superior)" rating is assigned to those companies which in Best's opinion have achieved superior overall performance when compared to standards of the property and casualty insurance industry established by Best's and that have a very strong ability to meet their respective policyholder obligations over a long period of time. A publication of S&P advises that insurers who receive a claims-paying ability rating of "AA" offer excellent financial security, and their capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions. Insurers who receive a claims-paying ability rating of "A-" offer good financial security, but capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. These ratings are based upon factors that may be of concern to policy or contract holders, but may not reflect the considerations applicable to an equity investment in an insurance or reinsurance company.

    The statutory surplus of TRC of $953 million as of December 31, 1996, would have ranked TRC as the 6th largest domestic reinsurer according to statistics distributed by the Reinsurance Association of America. Although TRC and, its wholly-owned subsidiary, Putnam are separate entities, together they would also have ranked as the 4th largest domestic reinsurer based upon combined statutory net premiums written of $1,065 million and 5th based upon combined statutory net income of $132 million for the year ended December 31, 1996, according to such statistics.

THE REINSURANCE BUSINESS

    Reinsurance is an arrangement whereby one or more insurance companies, the "reinsurer," agrees to indemnify another insurance company, the "ceding company," for all or part of the insurance risks underwritten by the ceding company. Reinsurance can provide four basic benefits to the ceding company. It reduces net liability on individual risks, thereby enabling the ceding company to underwrite more business than its own resources can support; it provides catastrophe protection to lessen the impact of large or multiple losses; it stabilizes results by leveling fluctuations in the ceding company's loss ratio; and it helps the ceding company maintain acceptable surplus and reserve ratios.

    There are two major classes of reinsurance: treaty reinsurance and facultative reinsurance. Treaty reinsurance is a contractual arrangement that provides for the automatic reinsuring of a type or category of risk underwritten by the ceding company. Facultative reinsurance is the reinsurance of individual risks. Rather than agreeing to reinsure all or a portion of a class of risk, the reinsurer separately rates and underwrites each risk. Facultative reinsurance is normally purchased to cover risks not covered by treaty reinsurance or for individual risks covered by reinsurance treaties that are in need of capacity beyond that provided by such treaties.

    A ceding company's reinsurance program may involve pro rata and excess-of-loss reinsurance on both a treaty and facultative basis. Under pro rata reinsurance (also referred to as proportional), the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. Under excess-of-loss reinsurance, the reinsurer agrees to reimburse the ceding company for all losses in excess of a predetermined amount up to a predetermined limit. Premiums paid by the ceding company to the reinsurer for excess-of-loss coverage are generally not proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk.

    In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. Generally, the ceding commission is based on the ceding company's cost of obtaining the business being reinsured (i.e., brokers' and agents' commissions, local taxes, settlement costs and administrative expenses). There is usually no ceding commission on excess-of-loss reinsurance and therefore the pricing mechanism used by reinsurers is a rate applicable to premiums of the individual policy or policies subject to the reinsurance agreement.

    In general, casualty insurance protects the insured against financial loss arising out of its obligation to others for loss or damage to their person or property. Property insurance protects the insured against financial loss arising out of the loss of property or its use caused by an insured peril. Property and casualty reinsurance protects the ceding company against loss to the extent of the reinsurance coverage provided. A greater degree of unpredictability is generally associated with casualty risks and catastrophe-exposed property risks, and there tends to be a greater lag in the reporting and settlement of casualty reinsurance claims, due to the nature of casualty risks and their greater potential for litigation.

GENERAL

    TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. A significant portion of the reinsurance written by TRH is assumed from AIG and its subsidiaries (the "AIG Group") and therefore reflects their underwriting philosophy and diversified insurance products. Approximately $232 million (18%), $189 million (17%) and $198 million (21%) of gross premiums written by TRH in the years 1996, 1995 and 1994, respectively, were attributable to reinsurance purchased by the AIG Group. (For a discussion of TRH's business with the AIG Group, see "Relationship with the AIG Group.")

    In 1996, TRH's activities in the United States were conducted through its worldwide headquarters in New York and its regional office in Chicago, which underwrites facultative business only. All domestic treaty business is underwritten by, or under the close supervision of, senior officers of TRH located in New York. TRH's headquarters in New York, the Miami office (underwriting business from Latin America and the Caribbean) and international offices in Toronto, London, Paris, Zurich, Hong Kong and Tokyo can offer treaty as well as facultative reinsurance. In addition, TRH operates a representative office in Buenos Aires. Non-U.S. business (representing risks underwritten by the Miami office and the other international offices) accounted for approximately 40%, 31% and 28% of net premiums written in 1996, 1995 and 1994, respectively. In 1996, the increase in foreign net premiums written emanated from newly-acquired subsidiary, TRZ, the London branch, and the Paris branch, which was opened in late 1995 and recorded no premium volume in that year. London branch net premiums written totaled $249.8 million, or 22% of worldwide net premiums written. The significant increase in foreign premiums in 1995 compared to 1994 was due, in large part, to the increase in premium volume in TRH's London branch. These increases were primarily reported in treaty business. (For a discussion of certain conditions associated with international business see "Regulation" and Note 11 of Notes to Consolidated Financial Statements.)

    Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 67%, 67% and 65% of net premiums written in 1996, 1995 and 1994, respectively. As a general matter, due to the longer period of time necessary to settle casualty claims, casualty reinsurance underwriting tends to involve variables (such as those discussed in the paragraph immediately following) that are not as predictable as those in property reinsurance underwriting. The greater degree of uncertainty associated with casualty business as a result of these variables tends to produce a more volatile result over a period of time, although property reinsurance is also subject to significant year to year volatility due to major natural disasters. TRH also seeks to focus on more complex risks within the casualty and property lines, and to adjust its mix of business to take advantage of market opportunities. For example, in 1994, in response to such market opportunities, TRH significantly increased the amount of property reinsurance in its portfolio mix. The higher proportion of property business, including property catastrophe business, compared to prior years, increases the potential for volatile underwriting results caused by major natural disasters.

    In general, the overall operating results (including investment performance) and changes to certain components of stockholders' equity of the property and casualty insurance and reinsurance industry, and TRH (both domestically and internationally), in particular, are subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency rate fluctuations, interest rates and other factors, such as changes in tax laws, tort laws and the regulatory environment.

    The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated:(5)

                                                                   YEARS ENDED DECEMBER 31,
                               -------------------------------------------------------------------------------------------------
                                                                                                               NET
                                                                                                         LOSSES AND LOSS
                                    NET PREMIUMS WRITTEN              NET PREMIUMS EARNED              ADJUSTMENT EXPENSES
                               -------------------------------  -------------------------------  -------------------------------

                                 1996       1995       1994       1996       1995       1994       1996       1995       1994
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                     (dollars in millions)
Casualty
  General
    Liability(1)(3)(4).......  $   203.7  $   241.0  $   241.5  $   213.8  $   235.7  $   244.7  $   183.4  $   214.7  $   207.2
  Medical Malpractice........      131.9      115.7       96.4      135.6      111.2       91.8      121.1       89.1       74.7
  Automobile Liability.......      168.7      138.3      108.5      161.9      128.3      111.0      156.9       95.9       80.6
  Ocean Marine and
    Aviation(3)(4)...........      142.0      113.9       67.8      143.3      112.4       65.0      100.2      119.1       71.6
  Surety and Credit(2).......       52.6       29.1       16.2       45.3       25.9       12.9       29.6       14.2        7.1
  Other(2)(4)................       61.3       38.4       34.4       61.8       39.1       38.7       47.0       18.1       14.1
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total Casualty...........      760.2      676.4      564.8      761.7      652.6      564.1      638.2      551.1      455.3
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Property(3)(4)
  Fire(3)(4).................      190.3      129.1      139.9      174.1      146.3      135.8      107.0       76.2      115.4
  Allied Lines(2)............       68.7       75.9       44.8       70.1       63.3       44.1       29.7       40.8       28.9
  Inland Marine(2)(4)........       37.0       49.6       38.4       38.3       45.7       35.5       26.3       32.4       36.6
  Homeowners Multiple
    Peril....................       34.8       49.3       56.1       41.1       48.2       49.7       19.0       31.8       30.6
  Other(2)...................       51.5       28.9       22.7       45.3       25.1       22.0       21.3       14.6       15.1
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total Property...........      382.3      332.8      301.9      368.9      328.6      287.1      203.3      195.8      226.6
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total..................  $ 1,142.5  $ 1,009.2  $   866.7  $ 1,130.6  $   981.2  $   851.2  $   841.5  $   746.9  $   681.9
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                        LOSS AND LOSS
                                     ADJUSTMENT EXPENSE
                                            RATIO
                               -------------------------------
                                 1996       1995       1994
                               ---------  ---------  ---------
Casualty
  General
    Liability(1)(3)(4).......       85.8       91.1       84.7
  Medical Malpractice........       89.3       80.2       81.3
  Automobile Liability.......       96.9       74.8       72.6
  Ocean Marine and
    Aviation(3)(4)...........       69.9      106.0      110.2
  Surety and Credit(2).......       65.4       54.7       55.0
  Other(2)(4)................       76.0       46.4       36.5
    Total Casualty...........       83.8       84.5       80.7
Property(3)(4)
  Fire(3)(4).................       61.5       52.1       85.0
  Allied Lines(2)............       42.3       64.5       65.6
  Inland Marine(2)(4)........       68.8       70.9      103.0
  Homeowners Multiple
    Peril....................       46.2       65.9       61.6
  Other(2)...................       47.0       57.8       68.6
    Total Property...........       55.1       59.6       78.9
      Total..................       74.4       76.1       80.1

------------------------------
(1) A significant portion of this line includes more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability, errors and omissions and environmental impairment liability.

(2) In 1996, development on reserves held at December 31, 1995 significantly decreased the loss ratios in other casualty, allied lines, inland marine and other property lines and significantly increased the loss ratio in surety and credit.

(3) In 1995, development on reserves held at December 31, 1994 significantly increased the loss ratios in the general liability and ocean marine and aviation lines and decreased the loss ratio in the property lines, particularly fire. Also in 1995, included in net losses and loss adjustment expenses are $4.5 million from the Kobe, Japan earthquake in the property lines.

(4) In 1994, development on reserves held at December 31, 1993 significantly increased the loss ratios in general liability, fire and inland marine lines and decreased the loss ratio in the other casualty line. Also in 1994, included in net losses and loss adjustment expenses are $10 million from USAir's Pittsburgh accident in the ocean marine and aviation line and $20 million from the Northridge, California earthquake in property lines.

(5) See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of TRH's underwriting components.

    Treaty reinsurance constitutes the larger portion of TRH's business, accounting for 90%, 87% and 84% of net premiums written in 1996, 1995 and 1994, respectively.

    The following table presents certain information concerning TRH's treaty and facultative business for the periods indicated:

                                                                               TREATY
                                                                 -----------------------------------
                                                                      YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------

                                                                  1996(1)     1995(2)       1994
                                                                 ---------  -----------  -----------
                                                                            (in millions)
Gross premiums written.........................................  $ 1,145.0   $   959.1    $   783.9
Net premiums written...........................................    1,033.7       879.9        729.5
Net premiums earned............................................    1,013.0       854.8        722.7

                                                                             FACULTATIVE
                                                                 -----------------------------------
                                                                      YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                   1996        1995         1994
                                                                 ---------  -----------  -----------
                                                                            (in millions)
Gross premiums written.........................................  $   170.9  $    177.8   $    173.2
Net premiums written...........................................      108.8       129.3        137.2
Net premiums earned............................................      117.6       126.4        128.5

------------------------------
(1) In 1996 compared to 1995, treaty premiums increased significantly in automobile liability (including nonstandard risks), ocean marine, surety and credit, other casualty, medical malpractice and other property lines. Treaty premiums also increased significantly in the fire line, principally from international business. Treaty premium decreases were recorded in the general liability line, including certain specialty casualty classes. International operations contributed significantly to treaty premium growth. (See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of premium fluctuations.)

(2) In 1995 compared to 1994, treaty premiums increased primarily in medical malpractice, automobile liability (including nonstandard risks), ocean marine and aviation and allied lines. International operations, particularly London, contributed significantly to treaty premium growth.

TREATY REINSURANCE

    Treaty reinsurance accounted for approximately $1,145.0 million of gross premiums written and $1,033.7 million of net premiums written in 1996, approximately 67% of which resulted from casualty lines treaties, with the remainder from property lines treaties. Approximately 56% of treaty gross premiums written in 1996 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 12% of treaty gross premiums written in 1996 were attributable to the AIG Group. Such premiums were primarily written on a pro rata basis. The majority of TRH's non-AIG Group treaty premiums were also written on a pro rata basis. As pro rata business is a proportional sharing of premiums and losses among ceding company and reinsurer, generally, the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business.

    TRH's treaty business consists primarily of lines of business within general liability (including professional liability), medical malpractice, automobile liability, ocean marine and aviation, surety and credit, fire and allied lines. A significant portion of TRH's business within these lines (primarily general liability and medical malpractice) is derived from certain more complex risks. TRH also underwrites non-traditional reinsurance, which blends funding characteristics with more traditional risk transfer.

    TRH's treaty underwriting process emphasizes a team approach between TRH's underwriters, actuaries and claims staff, as appropriate. Treaties are reviewed for compliance with TRH's underwriting guidelines and objectives and certain larger treaties are evaluated in part based upon actuarial analyses conducted by TRH. The generic actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered thereunder. TRH also at times conducts underwriting audits at the offices of a prospective ceding company before entering into major treaties, because reinsurers, including TRH, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TRH and reinsurers in general to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the reinsurer for the risk assumed.

    TRH offers brokers full service with large capacity for both casualty and property risks. For non-AIG business, TRH generally seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and represents the other participating reinsurers in negotiating price, terms and conditions. TRH believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. TRH has generally not set terms and conditions as lead underwriter with respect to AIG Group treaty reinsurance, although it may do so in the future. (See "Relationship with the AIG Group.") When TRH does not lead the treaty, it may still suggest changes to any aspect of the treaty. In either case, TRH may reject any treaty business offered to it by the AIG Group or others based upon its assessment of all relevant factors. Such factors include type and level of risk assumed, actuarial and underwriting judgment with respect to rate adequacy, various treaty terms, prior and anticipated loss experience on the treaty, prior business experience with the ceding company, overall financial position, operating results and Best's and S&P's ratings of the ceding company and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

    TRH currently has approximately 4,100 treaties in effect for the current underwriting year. In 1996, no single treaty exceeded 4% of gross premiums written. 4 of TRH's 15 largest treaties in effect in 1996 were with the AIG Group. No ceding company, other than AIG Group companies, accounted for more than 7% of total treaty gross premiums written in 1996.

    Non-U.S. treaty business accounted for approximately 38% of TRH's total net premiums written for the year ended December 31, 1996.

FACULTATIVE REINSURANCE

    During 1996, TRH wrote approximately $170.9 million of gross premiums written and $108.8 million of net premiums written of facultative reinsurance, approximately 63% of which represented casualty risks with the balance comprising property risks. The majority of facultative gross premiums written in 1996 represented facultative reinsurance written on an excess-of-loss basis. Facultative lines of business are generally similar to the lines of business discussed under "Treaty Reinsurance" above, including the underwriting of certain more complex risks. Underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 56% of facultative gross premiums written in 1996 were attributable to AIG Group companies. Except for AIG Group companies, no single ceding company accounted for more than 5% of total facultative gross premiums written in 1996. Non-U.S. facultative business accounted for approximately 3% of TRH's total net premiums written for the year ended December 31, 1996.

RETENTION LEVELS AND RETROCESSION ARRANGEMENTS

    TRC and Putnam enter into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing gross premium writings and risk capacity without requiring additional capital.

    Under TRH's underwriting guidelines and retrocession arrangements in effect at the end of 1996 for worldwide property treaty risks, generally, the maximum net retention for property catastrophe excess-of-loss contracts is $9.6 million, with a quota share retrocession of up to $3.9 million, for a maximum gross underwriting capacity of $13.5 million. For other property treaty risks, the maximum net retention and gross capacity is generally $5.0 million.

    For property facultative risks, TRH's U.S. offices may retain a maximum of $1.0 million, with retrocession of up to an additional $9.0 million, for a maximum gross underwriting capacity of $10.0 million. For non-U.S. property facultative risks, the maximum net retention is $3.0 million, the maximum retrocession is $12.0 million and the maximum gross capacity is $15.0 million. Certain facultative retrocessions are subject to a per event aggregate limit.

    TRH's net property account is further protected by catastrophe reinsurance as described immediately following the table below.

    For both treaty and facultative casualty risks, the maximum net retention is $5.0 million. For treaty casualty risks the maximum retrocession and maximum gross capacity are $5.0 million and $10.0 million, respectively. For facultative casualty risks, the maximum retrocession and gross capacity are $2.5 million and $7.5 million, respectively.

    The following table illustrates TRH's maximum net retention, maximum retrocession and maximum gross capacity under its underwriting guidelines at the end of 1996:

                                                                                                     MAXIMUM
                                                                    MAXIMUM NET        MAXIMUM        GROSS
                                                                     RETENTION      RETROCESSION    CAPACITY
                                                                 -----------------  -------------  -----------
                                                                                    (in millions)
Property
    Treaty (Worldwide)
        Catastrophe excess-of-loss.............................      $     9.6        $     3.9     $    13.5
        Other..................................................            5.0               --           5.0
    Facultative
        U.S. ..................................................            1.0              9.0          10.0
        Non-U.S. ..............................................            3.0             12.0          15.0
Casualty (Worldwide)
    Treaty.....................................................            5.0              5.0          10.0
    Facultative................................................            5.0              2.5           7.5

    The entire net property book worldwide was protected by reinsurance providing up to $52 million of coverage for one event and $75 million in the aggregate in 1996, in excess of a retention of $17.5 million for the first event and $15.0 million for subsequent events. In 1996, with respect to workers' compensation, TRH maintained a catastrophe program that provided $30 million of coverage per occurrence for treaty and facultative business combined after a deductible of $3 million is exhausted. For the 1994 accident year, TRH protected its entire net book of business with $50 million of coverage in respect of losses incurred in excess of a 74% loss ratio, subject to a per occurrence property catastrophe deductible.

    Average gross lines and net retentions on risks assumed historically have been smaller than the maximums permissible under the underwriting guidelines. Underwriting guidelines, including gross lines and net retention levels, may be changed and limited exceptions are made by TRH from time to time. For example, in casualty clash business, where ceding companies use reinsurance to control losses from various insured parties involved in the same event, our maximum net retention and gross capacity is $7.5 million.

    Retrocession arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH. TRH holds substantial amounts of funds and letters of credit to collateralize reinsurance recoverables. Such funds and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. In addition, an allowance has been established for estimated unrecoverable amounts.

    As of December 31, 1996, TRH had in place 66 active retrocessional arrangements for current and prior underwriting years with 330 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses totaled $367.8 million. (See Note 10 of Notes to Consolidated Financial Statements for amounts recoverable from AIG Group companies.)

MARKETING

    TRH provides property and casualty reinsurance capacity directly and through brokers to insurance and reinsurance companies in both the domestic and international markets. TRH believes its worldwide network of offices and its relationship with the AIG Group help position TRH to take advantage of market opportunities.

    AIG Group business is obtained directly from the ceding company. No ceding company, other than the AIG Group companies, has accounted for more than 10% of TRH's revenues in any of the last five years.

    Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 1996, approximately 86% of TRH's non-AIG Group business was written through brokers and the balance was written directly. TRH's largest single broker accounted for 11% of TRH's gross premiums written in 1996. TRH's largest 10 brokers accounted for an aggregate of approximately 39% of such gross premiums written. TRH does not believe that the loss of any one broker's business would have a material adverse effect on TRH. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business.

    Brokers do not have the authority to bind TRH with respect to reinsurance agreements, nor does TRH commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by TRH.

    Effective January 1, 1995, TRC and Putnam entered into a quota share reinsurance agreement whereby TRC assumed all of Putnam's reinsurance liabilities and immediately thereafter, Putnam assumed 5% of TRC's total assumed reinsurance liabilities, net of retrocessions. Thereafter, TRC cedes 5% of its assumed reinsurance, net of other retrocessions, to Putnam pursuant to this quota share reinsurance agreement. Presently all of Putnam's business is assumed from TRC pursuant to this quota share reinsurance agreement. From January 1, 1991 through December 31, 1994, TRC ceded 33% of its assumed reinsurance, net of other retrocessions, to Putnam, pursuant to an agreement with terms similar to the current agreement discussed immediately above. These agreements were entered into for operational reasons and are believed to have had no material impact on TRH's financial position or results of operations.

CLAIMS

    Claims are managed by TRH's professional claims staff whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. In addition to claims assessment, processing and payment, the claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies, which TRH believes benefit all parties to the reinsurance arrangement. Claims audits are conducted in the ordinary course of business. In certain instances, a claims audit may be performed prior to assuming reinsurance business.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer, and the ceding company's payment of that loss and subsequent payments to the ceding company by the reinsurer. To recognize liabilities for unpaid losses and loss adjustment expenses (LAE), insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred on or before the balance sheet date, including events which have not been reported to the ceding company.

    Upon receipt of a notice of claim from the ceding company, TRH establishes its own case reserve for the estimated amount of the ultimate settlement, if any. Case reserves usually are based upon the amount of reserves recommended by the ceding company and may be supplemented by additional amounts as deemed necessary. In certain instances, TRH establishes case reserves even when the ceding company does not report any liability to the reinsurer.

    TRH also establishes reserves to provide for the estimated expenses of settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process (i.e. LAE), and the losses and loss adjustment expenses incurred but not reported (IBNR). TRH calculates LAE and IBNR reserves by using generally accepted actuarial reserving techniques to project the ultimate liability for losses and loss adjustment expenses. Such reserves are periodically revised by TRH to adjust for changes in the expected loss development pattern over time. TRH has an in-house actuarial staff which periodically reviews its loss reserves, and therefore does not retain any outside actuarial firm to review its loss reserves.

    Losses and loss adjustment expenses, net of related reinsurance recoverable, are charged to income as incurred. Unpaid losses and loss adjustment expenses represent the accumulation of case reserves and IBNR. Provisions for inflation and "social inflation" (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of the numerous judgments which are made as to expected trends in average claim severity. Legislative changes may also affect TRH's liabilities, and evaluation of the impact of such changes is made in the reserve setting process.

    The methods of determining estimates for reported and unreported losses and establishing resulting reserves and related reinsurance recoverable are continually reviewed and updated, and adjustments resulting therefrom are reflected in income currently. The process relies upon the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. However, estimation of loss reserves is a difficult process, especially in view of changes in the legal and tort environment which impact the development of loss reserves and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

    While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer-term nature of most reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Thus, actual losses and loss adjustment expenses may deviate, perhaps substantially, from estimates of reserves reflected in the Company's consolidated financial statements.

    During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward and even then the ultimate net liability may be less than or greater than the revised estimates. TRH does not otherwise adjust downward those claims reported to it by ceding companies or discount any of its reserves for reported or unreported claims in any line of its business for anticipated investment income.

    TRH's reserves include amounts related to environmental impairment and asbestos-related illnesses. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2(e) of Notes to Consolidated Financial Statements for further discussion.)

    The "Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development" which follows presents the development of balance sheet loss and loss adjustment expense reserves for calendar years 1986 through 1996. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $573.0 million as of December 31, 1987, by the end of 1996 (nine years later) $519.8 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $573.0 million was reestimated to be $721.4 million at December 31, 1996. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $7.7 million at December 31, 1996 related to December 31, 1995 net loss and loss adjustment expense reserves of $1,985.8 million, represents the cumulative amount by which net reserves for 1995 have developed favorably during 1996.

    Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1989 for $150,000 was first reserved in 1986 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1986 through 1988 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

     ANALYSIS OF CONSOLIDATED NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE
                              DEVELOPMENT(1)(2)(3)

                         1986       1987       1988       1989       1990       1991       1992       1993       1994       1995
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                      (in thousands)
Net unpaid losses and
  loss adjustment
  expenses, December
  31:(4).............  $ 433,750  $ 572,960  $ 691,046  $ 889,742  $1,064,214 $1,241,160 $1,386,092 $1,503,389 $1,727,380 $1,985,786
Paid (cumulative) as
  of:
  One year later.....    132,880    194,121    149,228    170,680    190,484    198,463    281,641    312,923    338,947    396,647
  Two years later....    267,651    285,165    235,860    303,175    336,547    396,739    497,557    506,681    594,508
  Three years
    later............    309,382    336,310    313,810    383,518    443,578    526,776    633,737    681,388
  Four years later...    342,558    386,151    355,899    460,239    534,824    614,555    760,091
  Five years later...    379,734    409,918    406,292    519,814    586,303    699,667
  Six years later....    396,375    443,588    446,659    550,019    645,657
  Seven years
    later............    423,294    472,656    463,757    599,451
  Eight years
    later............    442,721    482,986    505,859
  Nine years later...    451,032    519,816
  Ten years later....    485,762
Net liability
  reestimated as
  of:(4)
  End of year........    433,750    572,960    691,046    889,742  1,064,214  1,241,160  1,386,092  1,503,389  1,727,380  1,985,786
  One year later.....    433,827    568,273    682,449    887,830  1,062,280  1,238,929  1,409,008  1,518,361  1,723,926  1,978,062
  Two years later....    442,785    571,650    665,867    887,991  1,072,552  1,250,809  1,425,146  1,516,299  1,729,924
  Three years
    later............    448,266    572,610    682,267    909,820  1,084,635  1,260,763  1,426,424  1,522,635
  Four years later...    464,443    602,847    711,611    928,640  1,095,054  1,268,476  1,437,271
  Five years later...    497,563    645,100    737,070    942,530  1,102,404  1,269,583
  Six years later....    548,658    674,925    754,906    947,862  1,110,499
  Seven years
    later............    583,316    695,593    758,012    963,041
  Eight years
    later............    606,936    700,721    778,386
  Nine years later...    615,112    721,441
  Ten years later....    633,449
  Net (deficiency)
    redundancy.......  $(199,699) $(148,481) $ (87,340) $ (73,299) $ (46,285) $ (28,423) $ (51,179) $ (19,246) $  (2,544) $   7,724

                         1996
                       ---------
Net unpaid losses and
  loss adjustment
  expenses, December
  31:(4).............  $2,383,528
Paid (cumulative) as
  of:
  One year later.....
  Two years later....
  Three years
    later............
  Four years later...
  Five years later...
  Six years later....
  Seven years
    later............
  Eight years
    later............
  Nine years later...
  Ten years later....
Net liability
  reestimated as
  of:(4)
  End of year........  2,383,528
  One year later.....
  Two years later....
  Three years
    later............
  Four years later...
  Five years later...
  Six years later....
  Seven years
    later............
  Eight years
    later............
  Nine years later...
  Ten years later....
  Net (deficiency)
    redundancy.......

------------------------------
(1) This table excludes data related to TRZ, a non-U.S. subsidiary acquired in the third quarter of 1996, for 1995 and prior years as such data is not available.

(2) This table is on a calendar year basis and does not present accident or underwriting year data.

(3) Data have been affected by transactions between TRH and the AIG Group. (See "Relationship with the AIG Group" and Notes 8 and 10 of Notes to Consolidated Financial Statements.)

(4) Represents gross liability for unpaid losses and loss adjustment expenses net of related reinsurance recoverable.

ANALYSIS OF NET UNPAID LOSSES AND
LOSS ADJUSTMENT EXPENSES AND
NET REESTIMATED LIABILITY(1)                          1992         1993         1994         1995         1996
-------------------------------------------------  -----------  -----------  -----------  -----------  -----------
                                                                           (in thousands)
End of year:
Gross liability..................................  $ 1,769,486  $ 1,890,178  $ 2,167,316  $ 2,388,155  $ 2,733,055
Related reinsurance recoverable..................      383,394      386,789      439,936      402,369      349,527
                                                   -----------  -----------  -----------  -----------  -----------
Net liability....................................  $ 1,386,092  $ 1,503,389  $ 1,727,380  $ 1,985,786  $ 2,383,528
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
One year later:
Gross reestimated liability......................  $ 1,807,550  $ 1,930,343  $ 2,138,947  $ 2,326,770
Reestimated related reinsurance recoverable......      398,542      411,982      415,021      348,708
                                                   -----------  -----------  -----------  -----------
Net reestimated liability........................  $ 1,409,008  $ 1,518,361  $ 1,723,926  $ 1,978,062
                                                   -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------
Two years later:
Gross reestimated liability......................  $ 1,857,100  $ 1,945,407  $ 2,091,724
Reestimated related reinsurance recoverable......      431,954      429,108      361,800
                                                   -----------  -----------  -----------
Net reestimated liability........................  $ 1,425,146  $ 1,516,299  $ 1,729,924
                                                   -----------  -----------  -----------
                                                   -----------  -----------  -----------
Three years later:
Gross reestimated liability......................  $ 1,875,877  $ 1,894,754
Reestimated related reinsurance recoverable......      449,453      372,119
                                                   -----------  -----------
Net reestimated liability........................  $ 1,426,424  $ 1,522,635
                                                   -----------  -----------
                                                   -----------  -----------
Four years later:
Gross reestimated liability......................  $ 1,818,521
Reestimated related reinsurance recoverable......      381,250
                                                   -----------
Net reestimated liability........................  $ 1,437,271
                                                   -----------
                                                   -----------
Gross (deficiency) redundancy as of December 31,
  1996...........................................  $   (49,035) $    (4,576) $    75,592  $    61,385
                                                   -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------

--------------------------
(1) This table excludes data related to TRZ for 1995 and prior years.

    The trend depicted in the latest development year in the reestimated net liability portion of the "Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development" table and in the "Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability" table reflects net favorable development. In the other liability line, favorable development on losses occurring in more recent years was offset by adverse development in 1984 and prior years. In addition, in more recent years, favorable development, particularly in the fire, allied line and aircraft lines was partially offset by adverse development in the automobile liability line. Included in the table immediately above, significant favorable development in the gross reestimated liability in the latest development year resulted in significant reductions in the reestimated related reinsurance recoverable, with no effect on the net reestimated liability. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

    The deficiencies shown in the table for the reserves carried for all years prior to 1995 generally reflect the adverse development for losses occurring from 1981 to 1985 which is common throughout the industry. A number of industry and external factors combined during this period to drive loss frequency and severity to unexpectedly high levels.

    From 1985 to 1991, casualty business generally had increased as a percentage of net premiums written. As a result of this change in the underlying book of business, TRH believes that the length of time needed for TRH's unpaid loss and loss adjustment expense reserves to be ultimately paid for those years will generally continue to increase. For 1992 through 1996, the length of time needed for reserves to be ultimately paid may decrease compared to 1991 due, in large part, to a shift in the business mix towards lines with shorter loss payment patterns and the return of loss and loss adjustment expense reserves associated with the reduced participation in one of TRH's then largest assumed treaties from 1992 through 1995.

    The increase in the level of net losses and loss adjustment expenses paid in respect of reserves carried at December 31, 1986 and 1987 was due to certain treaties with the AIG Group. Because of the nature of such treaties, the payment of losses occurred earlier than would be expected given the payment pattern for overall TRH losses excluding these treaties. Cumulative losses paid Two Years Later, of $285.2 million and $267.7 million, relating to reserves held at December 31, 1987 and 1986, respectively, include amounts paid under such treaties of $86 million and $115 million, respectively. TRH has no remaining liability with respect to these treaties.

    With respect to non-U.S. subsidiary TRZ, acquired in mid-1996, gross and net loss and loss adjustment expense reserves totaled $176.3 million at the date of acquisition. There was no reserve development between the acquisition date and December 31, 1996. In addition, gross and net losses and loss adjustment expenses paid in 1996 related to the opening reserve totaled $50.5 million. At December 31, 1996, TRZ's gross and net reserves totaled $184.0 million. Accident year information for prior years was not available. Amounts for TRZ are included in the table below in 1996.

    The following table presents a reconciliation of beginning and ending net reserve balances for the years indicated. For TRH, there is no difference in reserves for losses and loss adjustment expenses net of reinsurance recoverable on unpaid losses and loss adjustment expenses whether determined in accordance with generally accepted accounting principles or statutory accounting principles.

                           RECONCILIATION OF RESERVE
                  FOR NET LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                                     1996        1995        1994
                                                                  ----------  ----------  ----------
                                                                            (in thousands)
Reserve for net unpaid losses and loss adjustment expenses at beginning of year(1)..........................................  $1,985,786  $1,727,380  $1,503,389
                                                                  ----------  ----------  ----------
Trans Re Zurich reserves acquired, as of acquisition date.......     176,260          --          --
                                                                  ----------  ----------  ----------
Net losses and loss adjustment expenses incurred in respect of losses occurring in:
    Current year................................................     849,235     750,326     666,932
    Prior years.................................................      (7,724)     (3,454)     14,972
                                                                  ----------  ----------  ----------
      Total.....................................................     841,511     746,872     681,904
                                                                  ----------  ----------  ----------
Net losses and loss adjustment expenses paid in respect of
  losses occurring in:
    Current year................................................     172,875     149,519     144,990
    Prior years.................................................     447,154     338,947     312,923
                                                                  ----------  ----------  ----------
      Total.....................................................     620,029     488,466     457,913
                                                                  ----------  ----------  ----------
Reserve for net unpaid losses and loss adjustment expenses at end of year(1)................................................  $2,383,528  $1,985,786  $1,727,380
                                                                  ----------  ----------  ----------
                                                                  ----------  ----------  ----------

--------------------------
(1) In TRH's balance sheet and in accordance with Statement of Financial Accounting Standards (SFAS) No. 113, unpaid losses and loss adjustment expenses are presented before deduction of related reinsurance recoverable. (See Notes 2 and 5 of Notes to Consolidated Financial Statements.)

    In each of 1996 and 1995, the increase in current year paid losses compared to the prior year is attributable, in large part, to increases in premium volume and a shift in the business mix to lines with shorter payment patterns in recent years. (See Management's Discussion and Analysis of Financial Condition and Results of Operations for further analysis of incurred and paid loss activity.)

INVESTMENT OPERATIONS

    TRH's investments must largely comply with the insurance laws of the state of New York, their domiciliary state, and of the other states and jurisdictions in which the Company and its subsidiaries are regulated. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks, real estate mortgages and real estate. The Finance Committee of the Company's Board of Directors and senior management oversee investments, establish TRH's investment strategy and implement investment decisions with the assistance of certain AIG Group companies, which act as financial advisors and managers of TRH's investment portfolio and, in connection therewith, make the selection of particular investments. Other than as set forth above, there are no guidelines or policies with respect to the specific composition of TRH's overall investment portfolio or the composition of its bond portfolio by rating or maturity.

    TRH's current investment strategy seeks to maximize after-tax income through a high quality diversified taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.) The equity portfolio is structured to achieve capital appreciation primarily through investment in quality growth companies.

    The following table reflects investment results for TRH for each of the five years in the period ended December 31, 1996.

                               INVESTMENT RESULTS

                                                                       PRE-TAX NET      PRE-TAX
                     YEARS ENDED                          AVERAGE       INVESTMENT     EFFECTIVE    PRE-TAX REALIZED
                    DECEMBER 31,                       INVESTMENTS(1)   INCOME(2)      YIELD(3)     NET CAPITAL GAINS
                   ---------------                     --------------  ------------  -------------  -----------------
                                                                           (dollars in thousands)
  1996...............................................   $  3,286,514    $  192,636           5.9%       $  18,668
  1995...............................................      2,742,704       172,876           6.3           11,119
  1994...............................................      2,427,894       153,594           6.3           14,911
  1993...............................................      2,190,336       138,902           6.3            5,697
  1992...............................................      1,906,266       129,971           6.8           11,103

------------------------------
(1) Average of the beginning and ending carrying values of investments and cash for the year, excluding non-interest bearing cash. Bonds available for sale, revalued from amortized cost upon adoption of SFAS No. 115 as of December 31, 1993, bonds included in a trading portfolio as of December 31, 1992, common stocks and nonredeemable preferred stocks are carried at fair market value. Other bonds and redeemable preferred stocks are carried at amortized cost.

(2) After investment expenses, excluding realized net capital gains.

(3) Pre-tax net investment income for the year divided by average investments for the same year.

    The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 1996:

                                                                                       BREAKDOWN OF INVESTMENTS
                                                                                       -------------------------
                                                                                           DECEMBER 31, 1996
                                                                                       -------------------------

                                                                                          AMOUNT       PERCENT
                                                                                       ------------  -----------
                                                                                        (dollars in thousands)
Bonds held to maturity (at amortized cost):
  U.S. Government and government agency bonds........................................  $      4,365         0.1%
  Domestic and foreign municipal bonds...............................................     1,120,768        31.9
                                                                                       ------------       -----
                                                                                          1,125,133        32.0
                                                                                       ------------       -----
Bonds available for sale (at market value):
  Corporate bonds....................................................................       417,352        11.9
  U.S. Government and government agency bonds........................................       527,175        15.0
  Foreign government bonds...........................................................       386,842        11.0
  Domestic and foreign municipal bonds...............................................       604,308        17.2
                                                                                       ------------       -----
                                                                                          1,935,677        55.1
                                                                                       ------------       -----
Preferred stocks.....................................................................         5,642         0.2
                                                                                       ------------       -----
Common stocks........................................................................       386,723        11.0
                                                                                       ------------       -----
Short-term investments...............................................................        59,191         1.7
                                                                                       ------------       -----
    Total investments................................................................  $  3,512,366       100.0%
                                                                                       ------------       -----
                                                                                       ------------       -----

    The carrying value of bonds and equities available for sale are subject to significant volatility from changes in their market values. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

    As of December 31, 1996, the market value of the total investment portfolio was $3,569.9 million.

    The following table indicates the composition of the bond portfolio of TRH by rating as of December 31, 1996:

                      BREAKDOWN OF BOND                           HELD TO      AVAILABLE
                    PORTFOLIO BY RATING(1)                       MATURITY      FOR SALE       TOTAL
             -----------------------------------                -----------  -------------  ---------
U.S. Government and government agency bonds...................         0.1%         17.2%        17.3%
Foreign government bonds......................................          --          12.6         12.6
Aaa...........................................................        17.7          13.6         31.3
Aa............................................................        13.5          12.6         26.1
A.............................................................         4.1           4.9          9.0
Baa...........................................................         0.3           0.2          0.5
Not rated (2).................................................         1.1           2.1          3.2
                                                                       ---           ---    ---------
      Total...................................................        36.8%         63.2%       100.0%
                                                                       ---           ---    ---------
                                                                       ---           ---    ---------

------------------------------
(1) Ratings are as assigned by Moody's Investors Service, Inc. (Moody's).

(2) Of the bonds not rated by Moody's as of December 31, 1996, 2.5% of the bond portfolio was rated investment grade by either Standard & Poor's Corporation, Dominion Bond Rating Service Limited (Canada) or Japanese Bond Rating Institute (Japan) and 0.7% of bonds available for sale represented non-government securities not rated by such services.

    At December 31, 1996, TRH had no real estate or derivative financial instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

    In December 1992, TRH made a $5 million minority investment in nonredeemable preferred stock of the Galtney Group, Inc., a privately held holding company whose subsidiaries are involved in brokering, underwriting and managing insurance risks for the healthcare industry. Business assumed by TRH, which is assumed from or placed by Galtney Group, Inc. companies, represented approximately 4% of gross premiums written by TRH in 1996.

COMPETITION

    The reinsurance business is highly competitive in virtually all lines. With certain limited exceptions, conditions (including pricing and contract terms) in these lines have continued to weaken in recent years. With the property and casualty insurance and reinsurance industry just having completed its ninth consecutive year of generally soft market conditions, the Company cannot predict with any reasonable certainty, if, when or to what extent market conditions as a whole will improve.

    TRH faces competition from new market entrants and from market participants that devote greater amounts of capital to the types of business written by TRH. In recent years, increased market capacity, significant domestic and international merger and acquisition activity, and in 1996, the reemergence of Lloyd's of London, have added to competitive pressures. The ultimate impact on the market of these events is uncertain.

    Competition in the types of reinsurance in which TRH is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, Best's and S&P's ratings, the states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer, premiums charged, other terms and conditions of the reinsurance offered, services offered, speed of claims payment and reputation and experience in the lines of business underwritten.

    TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH. While TRC and Putnam, on a combined basis, would rank in the top 10% of domestic reinsurers, on the basis of net premiums written, they are a less significant reinsurer in international reinsurance markets. TRH's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and European underwriting syndicates. Many of these competitors have been operating for substantially longer than TRH and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Although most reinsurance companies operate in the broker market, most of TRH's largest competitors work directly with ceding companies, competing with brokers. According to the Reinsurance Association of America, there were 49 domestic reinsurers for which results were reported in their quarterly survey as of December 31, 1996.

    TRH believes that the reinsurance industry, including the brokerage industry, will continue to undergo further consolidation (i.e. the largest reinsurers will write a larger portion of total industry premiums) and, to compete effectively, significant size and financial strength will attain greater importance.

EMPLOYEES

    At December 31, 1996, TRH had approximately 335 employees. Approximately 190 employees were located in the New York headquarters; 35 employees were located in Chicago and Miami (serving Latin America) and 110 employees were located in other international offices. None of TRH's employees in the United States are represented by labor unions.

REGULATION

    The rates and contract terms of reinsurance agreements are generally not subject to regulation by any governmental authority. This contrasts with primary insurance agreements, the rates and policy terms of which are generally closely regulated by state insurance departments. As a practical matter, however, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms associated with reinsurance agreements.

    The Company, TRC, TRZ and Putnam are subject to the insurance statutes, including insurance holding company statutes, of various states and jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require domestic insurance holding companies and insurers and reinsurers that are subsidiaries of insurance holding companies to register with the applicable state regulatory authority and to file with that authority certain reports which provide information concerning their capital structure, ownership, financial condition and general business operations.

    Such holding company laws generally also require prior regulatory agency approval of changes in direct or indirect control of an insurer or reinsurer and of certain material intercorporate transfers of assets within the holding company structure. The New York Insurance Law provides that no corporation or other person, except an authorized insurer, may acquire direct control of TRC or Putnam, or acquire control of the Company and thus indirect control of TRC and Putnam, unless such corporation or person has obtained the prior approval of the New York Insurance Department for such acquisition. For the purposes of the New York Insurance Law, any investor acquiring ten percent or more of the Common Stock of the Company would be presumed to be acquiring "control" of the Company and its subsidiaries, unless the New York Insurance Department determines upon application that such investor would not control the Company. An investor who would be deemed to be acquiring control of the Company would be required to obtain the approval of the New York Insurance Department prior to such acquisition. In addition, such investor would become subject to various ongoing reporting requirements in New York and in certain other states.

    TRC, TRZ and Putnam, in common with other reinsurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of reinsurance, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single contract, deposits of securities for the benefit of ceding companies, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders rather than securityholders.

    Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized insurance companies may be identified. The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to items deemed to have more risk by the National Association of Insurance Commissioners and lower factors are applied to items that are deemed to have less risk. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control. The statutory surplus of each of the Company's subsidiaries significantly exceeded the risk-based capital requirements as of December 31, 1996.

    TRC and Putnam are subject to examination of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited. The insurance department of New York, TRC's and Putnam's domiciliary state, generally conducts a triennial examination of insurance companies domiciled in New York. The most recent examinations of TRC and Putnam covered the years from 1989 for TRC and 1990 for Putnam through December 31, 1993. The report on examination for TRC has not been filed. The Putnam report was filed as of November 22, 1995. The Putnam report and reports filed related to the immediately prior triennial examinations of both companies disclosed no material deficiencies.

    Through the "credit for reinsurance" mechanism, TRC and Putnam are indirectly subject to the effects of regulatory requirements imposed by jurisdictions in which TRC's and Putnam's ceding companies are licensed. In general, an insurer which obtains reinsurance from a reinsurer that is licensed, accredited or authorized by the state in which the insurer files statutory financial statements is permitted to take a credit on its statutory financial statements in an aggregate amount equal to the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and loss adjustment expense reserves ceded to the reinsurer, subject to certain limitations where amounts of reinsurance recoverable on paid losses are more than 90 days overdue. Certain states impose additional requirements that make it difficult to become so authorized, and certain states do not allow credit for reinsurance ceded to reinsurers that are not licensed or accredited in that state without additional provision for security.

    In addition to licensing requirements, TRH's international operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment, and are subject to local economic, political and social conditions. In addition, TRH's results of operations and net unrealized currency translation gain or loss (a separate component of stockholders' equity) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

RELATIONSHIP WITH THE AIG GROUP

AIG

    AIG is a holding company which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. U.S.-based property and casualty insurance subsidiaries of AIG currently attain the highest rating classification assigned by both Best's and S&P. The AIG Group is one of the largest purchasers of reinsurance in the insurance industry based on premiums ceded.

CONTROL OF THE COMPANY

    As of December 31, 1996, AIG owned approximately 49% of the Company's outstanding Common Stock. Four of the Company's 9 current directors, including the Chairman, are officers of AIG and hold the following positions with AIG: Mr. Greenberg is a Director and the Chairman and Chief Executive Officer; Mr. Matthews is a Director and Vice Chairman; Mr. Howard I. Smith is the Executive Vice President, Chief Financial Officer and Comptroller and Mr. Tizzio is a Director and President.

AIG GROUP REINSURANCE

    From 1977 through June 1990, TRH and AIG had an agreement granting TRH a right of first acceptance to participate in substantially all property and casualty reinsurance purchased by the AIG Group. AIG continues to grant TRH a right of first acceptance under terms similar to those in effect under the above mentioned agreement. TRH either accepts or rejects the AIG Group reinsurance offered based upon TRH's assessment of risk selection, pricing, terms and conditions. Historically, and with few exceptions, TRH has generally not set terms and conditions as lead underwriter with respect to the AIG

Group treaty reinsurance; however, TRH may in the future set terms and conditions with respect to such business as lead underwriter and intends that the terms and conditions of any such reinsurance will be negotiated on an arms' length basis. The operating management of TRH is not employed by the AIG Group, and the Underwriting Committee of the Board of Directors of the Company, which includes directors of the Company who are not employees of the AIG Group, monitor TRH's underwriting policies.

    Approximately $232 million (18%), $189 million (17%) and $198 million (21%) of gross premiums written by TRH in the years 1996, 1995 and 1994, respectively, were attributable to reinsurance purchased by the AIG Group, for the production of which TRH paid ceding commissions to the AIG Group of approximately $33 million, $40 million and $52 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group versus non-AIG Group business it accepts. TRH's objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results.

    TRH retroceded gross premiums written to the AIG Group in the years 1996, 1995 and 1994 of approximately $80.8 million, $71.8 million and $58.9 million, respectively, and received ceding commissions of approximately $8.0 million, $6.7 million and $6.0 million, respectively, for the production of such business in such years.

ITEM 2. PROPERTIES

    One-half of the office space of TRH's New York headquarters, and its Hong Kong and Toronto offices are rented from AIG, which either owns the property or leases it from others. The remaining office space of TRH's headquarters and the Chicago, Miami, Buenos Aires, Tokyo, London, Paris and Zurich offices, are rented from third parties. The leases for the office space occupied by TRH's New York headquarters expire in 2005.

ITEM 3. LEGAL PROCEEDINGS

    TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of December 31, 1996.(1)

                                                                                                              SERVED AS
                                                                                                             DIRECTOR OR
     NAME                                                                POSITION                 AGE       OFFICER SINCE
------------------------------------------------------------  ------------------------------      ---      ---------------
Robert F. Orlich............................................  President, Chief Executive
                                                                Officer and Director                  49           1990(2)
Paul A. Bonny...............................................  Senior Vice President                   40           1994(3)
Robert V. Mucci.............................................  Senior Vice President and
                                                                Actuary                               39           1990(2)
Steven S. Skalicky..........................................  Senior Vice President and
                                                                Controller                            48           1995
David W. Smith..............................................  Senior Vice President and
                                                                General Counsel                       48           1990(2)
Javier E. Vijil.............................................  Senior Vice President                   44           1996(4)
Louis Curreri...............................................  Vice President                          45           1990(2)
Elizabeth M. Tuck...........................................  Secretary                               40           1991
M.R. Greenberg..............................................  Chairman of the Board                   71           1986
James Balog.................................................  Director                                68           1988
Ikuo Egashira...............................................  Director                                66           1995
John M. Fowler..............................................  Director                                48           1989
John J. Mackowski...........................................  Director                                70           1990
Edward E. Matthews..........................................  Director                                65           1986
Howard I. Smith.............................................  Director                                52           1994
Thomas R. Tizzio............................................  Director                                58           1990(2)

------------------------
(1) Joseph F. Murphy, a director as of December 31, 1996, died in January 1997. Mr. Murphy served as a director of the Company since April 1990, and prior thereto, was a director of TRC, but not of the Company.

(2) Prior to April 1990, such person was a director or an officer of TRC and Putnam, but not of the Company.

(3) Prior to May 1994, Mr. Bonny was an officer of TRC and Putnam, but not of the Company.

(4) Mr. Vijil was elected as a Senior Vice President of the Company on May 22, 1996. From November 1994 to May 1996, Mr. Vijil was a Senior Vice President of TRC and Putnam, but not of the Company. From August 1993 to November 1994, Mr. Vijil was an officer of TRC and Putnam, but not of the Company. Prior to August 1993, Mr. Vijil was an officer of Cigna Reinsurance Company.

    Except as noted, each of the executive officers has, for more than five years, occupied an executive position with the Company or companies that are now its subsidiaries. For more than five years prior to joining the Company in February 1995, Mr. Skalicky served as an officer of certain AIG Group companies, with his most recent position as Assistant Vice President and Deputy Comptroller, AIG. Since January 1991, Ms. Tuck has also served as the Secretary of a number of AIG Group companies and, prior to that time, she served in various capacities in the AIG Corporate Secretary's office since July 1986. Mr. David Smith and Mr. Howard Smith are not related.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) The following table sets forth the high and low closing sales prices per share of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape for each of the four quarters of 1996 and 1995:

                                                                            1996                    1995
                                                                   ----------------------  ----------------------
                                                                       HIGH       LOW         High        Low
                                                                      -------   -------      --------  ---------
First Quarter....................................................      75       67 5/8       61 3/8     52 1/4
Second Quarter...................................................      70       62 1/2       65 1/2     61 3/8
Third Quarter....................................................      72 3/8   65 3/4       70 1/8     62 5/8
Fourth Quarter...................................................      80 1/2   68 5/8       73 5/8     64 5/8

    (b) The approximate number of holders of Common Stock, as of January 31, 1997, was 3,043.

    (c) In 1996, the Company declared a quarterly dividend of $0.12 per common share in March, May and September and $0.135 in December. In 1995, the Company declared a quarterly dividend of $0.10 per common share in March, May and September and $0.12 in December. The Company paid each dividend in the quarter following the date of declaration.

    The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's consolidated earnings, financial condition and business needs, capital and surplus requirements of the Company's operating subsidiaries, regulatory considerations and other factors.

    The Company is a holding company whose principal source of income is dividends from TRC. The payment of dividends by TRC and its wholly-owned subsidiaries, Trans Re Zurich and Putnam, is restricted by insurance regulations. (See Note 9 of Notes to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

    The following Selected Consolidated Financial Data is prepared in accordance with generally accepted accounting principles. This data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

                                                                   YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                               1996(1)         1995          1994          1993          1992
                                             ------------  ------------  ------------  ------------  ------------

                                                            (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Net premiums written.....................  $  1,142,515  $  1,009,227  $    866,665  $    631,023  $    482,435
  Net premiums earned......................     1,130,633       981,177       851,183       581,056       477,841
  Net investment income....................       192,636       172,876       153,594       138,902       129,971
  Realized net capital gains...............        18,668        11,119        14,911         5,697        11,103
  Total revenues...........................     1,341,937     1,165,172     1,019,688       725,655       618,915
  Operating income.........................       197,518       165,320       122,545        96,573        84,603
  Income before income taxes and cumulative
    effect of accounting changes...........       196,320       163,799       119,262        93,618        83,806
  Income before cumulative effect of
    accounting changes.....................       154,860       131,858       101,627        86,743        71,655
  Cumulative effect of accounting
    changes(2).............................            --            --            --        46,340            --
  Net income...............................       154,860       131,858       101,627       133,083        71,655
PER COMMON SHARE:(3)
  Income before cumulative effect of
    accounting changes.....................          6.74          5.75          4.44          3.79          3.13
  Cumulative effect of accounting
    changes(2).............................            --            --            --          2.02            --
  Net income...............................          6.74          5.75          4.44          5.81          3.13
  Cash dividends declared..................          0.50          0.42          0.37          0.30          0.25
BALANCE SHEET DATA
  (AT YEAR END):
  Investments and cash.....................     3,589,889     2,987,915     2,497,062     2,361,067     2,022,605
  Total assets.............................     4,379,141     3,898,967     3,457,779     3,169,581     2,826,172
  Unpaid losses and loss adjustment
    expenses...............................     2,733,055     2,388,155     2,167,316     1,890,178     1,769,486
  Unearned premiums........................       343,936       291,568       249,098       222,625       167,557
  Stockholders' equity.....................     1,137,306       988,502       763,368       771,854       562,276

------------------------
(1) TRH, through its wholly-owned subsidiary TRC, acquired Trans Re Zurich (TRZ) in the third quarter of 1996. TRZ's results for the second half of 1996 are included in the Consolidated Financial Statements and accompanying notes included elsewhere herein.

(2) Represents a benefit of $47,000 and a charge of $660 for the cumulative effect of adoption of accounting standards related to income taxes (SFAS No.
    109) and postretirement benefits (SFAS No. 106), respectively.

(3) Weighted average common shares outstanding was 22,983 for 1996, 22,939 for 1995, 22,902 for 1994, 22,886 for 1993 and 22,867 for 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL STATEMENTS

    The following discussion refers to the consolidated financial statements of Transatlantic Holdings, Inc. and its subsidiaries (TRH) as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, which are presented elsewhere herein.

    American International Group, Inc. and subsidiaries (the AIG Group) own approximately 49% of the Company's outstanding Common Stock. Financial data discussed below have been affected by certain transactions between TRH and the AIG Group. (See Notes 8 and 10 of Notes to Consolidated Financial Statements.)

ACQUISITION OF TRANS RE ZURICH

    In the third quarter of 1996, Transatlantic Holdings, Inc. (the Company), through its wholly-owned subsidiary, Transatlantic Reinsurance Company (TRC), acquired all of the outstanding shares of Trans Re Zurich (TRZ), formerly known as Guardian Ruckversicherungs-Gesellschaft ("Guardian Re"), an international reinsurance company based in Zurich, Switzerland, for approximately $105 million in cash. Assets of TRZ totaled $366.8 million at the date of acquisition.

    This acquisition was accounted for as a purchase. Accordingly, TRZ's results for the second half of 1996 are included in the consolidated results of the Company for 1996. This acquisition has not had a material effect on financial position or net income.

OPERATIONAL REVIEW

    TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e. net premiums earned) and income from investments. Gross premiums assumed and reinsurance ceded are initially deferred and then are credited or charged to income, respectively, over the terms of the underlying contracts or certificates in force. The deferred amounts constitute the unearned premium reserve or prepaid reinsurance premium and are generally ratably credited or charged, respectively, to income over the contract periods. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

    The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

                                                                        YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------------
                                                       1996                       1995                       1994
                                             ------------------------  --------------------------  ------------------------

                                                          % CHANGE                   % Change                   % Change
                                                            FROM                       From                       From
                                              AMOUNT     PRIOR YEAR     Amount      Prior Year      Amount     Prior Year
                                             ---------  -------------  ---------  ---------------  ---------  -------------
                                                                         (dollars in millions)
Net premiums written.......................  $ 1,142.5         13.2%   $ 1,009.2          16.4%    $   866.7         37.3%
Net premiums earned........................    1,130.6         15.2        981.2          15.3         851.2         46.5
Net investment income......................      192.6         11.4        172.9          12.6         153.6         10.6

    Generally as a result of more favorable conditions in certain sectors of the market in 1996 as compared to other sectors, net premiums written increased in 1996. Net premiums written by our international locations increased by 48.2% compared to 1995, to $462.7 million, while domestic premiums decreased by 2.5% to $679.8 million. International business represented 40.5% of total net premiums written. International net premiums written increased significantly in treaty property, motor, ocean marine and other liability lines, aided by $78.2 million of net premiums written by newly-acquired TRZ. The decrease in domestic net premiums written was due to significant market competition. Decreases in domestic property lines and certain specialty and general casualty classes other than medical malpractice were partially offset by increases in treaty workers' compensation, motor (including nonstandard risks), medical malpractice, surety and marine lines. On a worldwide basis, property lines business represented 33.5% of net premiums written in 1996 compared to 33.0% in 1995. The balance represented casualty lines. The increased amount of property business increases the potential for volatile underwriting results caused by major natural disasters. Treaty volume represented 90.5% of net premiums written in 1996 compared to 87.2% in 1995. The balance represented facultative accounts. The net increases noted above were primarily from treaty business and generally resulted from increased coverage provided.

    Generally as a result of more favorable conditions in certain sectors of the market in 1995 as compared to other sectors, premiums increased as compared to 1994 in specialty casualty lines, particularly medical malpractice, and in auto liability (including nonstandard risks), ocean marine, surety and credit lines and decreased in certain general casualty classes. Property lines premiums also increased in 1995 versus 1994 due primarily to an increase in allied lines and, as a group, represented 33.0% of net premiums written in 1995 compared to 34.8% in 1994. In addition, approximately one-half of the increase in 1995 premium volume emanated from the international locations, particularly TRH's London office, which recorded significant premium increases in the ocean marine and auto liability lines. International business increased to 30.9% of net premiums written in 1995 compared to 28.0% in 1994. The increases noted above were primarily from treaty business and generally resulted from increased coverage provided. (See Note 11 of Notes to Consolidated Financial Statements.)

    The increase in net premiums earned in each of 1996 and 1995 compared to the respective prior year amounts resulted primarily from the significant growth in net premiums written in both years. Net investment income grew each year due to significant cash flow available for investment which was generated by operating activities. In 1996, the growth was offset, in part, by generally lower available yields on bonds purchased as compared to yields on bonds disposed of in the past year. In 1996, TRZ contributed $8.4 million to net investment income. (See Note 3 of Notes to Consolidated Financial Statements.)

    The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results, and does not include income from investments. Generally, a combined ratio under 100 indicates an underwriting profit and a combined ratio exceeding 100 indicates an underwriting loss.

    The following table sets forth TRH's combined ratios and the components thereof for the years indicated:

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1996       1995       1994
                                                                                         ---------  ---------  ---------
Loss and loss adjustment expense ratio.................................................       74.4       76.1       80.1
Underwriting expense ratio.............................................................       26.9       26.1       25.6
Combined ratio.........................................................................      101.3      102.2      105.7

    TRH's 1996 results did not include any significant catastrophe loss activity. In addition, as a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses incurred were reduced by $7.7 million in 1996. In the other liability line, favorable development on losses occurring in more recent years was offset by adverse development in 1984 and prior years. In addition, in more recent years, favorable development, particularly in the fire, allied line and aircraft lines was partially offset by adverse development in the auto liability line.

    1995 results included $4.5 million of losses from the Kobe, Japan earthquake. In addition, these results benefited from net favorable development on losses occurring in prior years of $3.5 million. Favorable development in 1995 from losses occurring in 1992 through 1994, particularly in the fire lines in 1994, was partially offset by adverse development from casualty treaty losses occurring in 1982 and prior years. In 1994, TRH's results included $20 million of losses from the Northridge, California earthquake and $10 million from USAir's Pittsburgh accident. 1994 results also included $15.0 million of losses resulting from net adverse development of losses occurring in prior years. Adverse development from casualty treaties prior to 1984 and property treaties in 1992 was partially offset by favorable development on 1992 and prior fidelity treaty losses.

    At December 31, 1996, reserves for unpaid losses and loss adjustment expenses totaled $2.73 billion, an increase of $344.9 million over the prior year. This increase included reserves acquired of $176.3 million upon the purchase of TRZ in the third quarter of 1996. Also at December 31, 1996, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $336.2 million, a decrease of $53.8 million, or 13.8%, from the prior year. (See
Note 10 of Notes to Consolidated Financial Statements.) TRH's reserves and related recoverables represent estimates of all future liability and reinsurance recoverable thereon for losses occurring on or prior to the balance sheet date. Net losses and loss adjustment expenses are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. A provision is included for losses and loss adjustment expenses incurred but not reported on the basis of past experience and other factors. The methods of making such estimates and for establishing the resulting reserves and related recoverables are continually reviewed and updated, and any adjustments resulting therefrom are reflected in income currently. Provisions for inflation and "social inflation" (e.g. awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of numerous judgments which are made as to expected trends in average claim severity. Because the reserving process is inherently difficult and subjective, actual net losses and loss adjustment expenses may deviate, perhaps substantially, from estimates of reserves and reinsurance recoverable on such amounts reflected in TRH's consolidated financial statements.

    Reserves for the reinsurance of risks related to environmental impairment and asbestos-related illnesses amounted to $78 million and $75 million at December 31, 1996 and 1995, respectively. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for such claims, including incurred but not reported claims (IBNR), are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage, an increasing number of new claims and uncertainties as to the allocation of responsibility for clean up costs of hazardous waste dump sites. The government's refusal to release parties from liability and the possibility of dramatic changes from the Congressional re-evaluation of Superfund add to this uncertainty. Additional liabilities which cannot be currently measured may emerge in the future and this emergence may have a material adverse effect on future earnings. TRH believes that these claims reserves, as well as all other claims reserves carried at December 31, 1996, are adequate.

    The increase of the underwriting expense ratio in 1996 compared to 1995 consisted of an increase in the ratio of net commissions to net premiums written of 0.5 and an increase in the other operating expense ratio of 0.3. The increase of the underwriting expense ratio in 1995 compared to 1994 consisted of an increase in the net commission ratio of 0.8 and a decrease in the other operating expense ratio of 0.3.

    Other deductions generally include currency translation gains and losses and other miscellaneous income and expenses. 1994 includes a provision for unrecoverable reinsurance receivables of $2.8 million.

    Realized net capital gains on the disposition of investments totaled $18.7 million in 1996, $11.1 million in 1995 and $14.9 million in 1994. Income before income taxes was $196.3 million in 1996, $163.8 million in 1995 and $119.3 million in 1994. The increase in income before income taxes in 1996 over 1995 resulted from increased net investment income and realized net capital gains, and improved underwriting results. The increase in income before income taxes in 1995 compared to 1994 was due to an improvement in underwriting results, caused, in large part, by reduced catastrophe loss activity, and increased net investment income, partially offset by a reduction in realized net capital gains.

    The provisions for federal and foreign income taxes were $41.5 million in 1996, $31.9 million in 1995 and $17.6 million in 1994. The Company and its domestic subsidiaries, TRC and Putnam Reinsurance Company (Putnam), filed consolidated federal income tax returns for the years under discussion, except those for 1996 which are not yet due. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will include as part of its taxable income those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

    On a consolidated basis, the effective tax rates were 21.1% in 1996, 19.5% in 1995 and 14.8% in 1994. The increase in the effective tax rate in each of 1996 and 1995 as compared to the respective prior year rates is due, in large part, to higher earnings and a lower proportion of tax-exempt investment income to income before income taxes in each of 1996 and 1995 as compared to the respective prior year.

    Net income for 1996 was $154.9 million, or $6.74 per common share, versus $131.9 million, or $5.75 per common share in 1995 and $101.6 million, or $4.44 per common share in 1994. Reasons for these changes are as discussed above.

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 9 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income and proceeds from sales, redemptions and the maturing of investments. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities. Premiums are generally received substantially in advance of related claims payments. Cash and short-term investments are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

    At December 31, 1996, total investments and cash were $3,589.9 million compared to $2,987.9 million at December 31, 1995. This increase is principally due to net cash provided by operating activities which totaled $373.4 million in 1996, investments and cash acquired upon the purchase of TRZ, net of purchase price, of $246.4 million and net unrealized appreciation of investments available for sale during the year of $3.7 million. (See Note 3 of Notes to Consolidated Financial Statements.)

    TRH's operating cash flow in 1996 and 1995 surpassed the respective prior year amounts due, in part, to a significant increase in net premium volume and increased net investment income received, partially offset by increased commissions and paid losses. International operations, most significantly London, accounted for 67.1%, 62.0% and 85.6% of net positive operating cash flow, other than cash flow from net investment income, (i.e. primarily, assumed premiums received less ceded premiums paid, net commissions paid, net losses paid and other operating expenses) in 1996, 1995 and 1994, respectively. In each of 1996 and 1995 as compared to the respective prior year, the increase in paid losses is principally due to increases in premium volume and a shift in the business mix towards lines with shorter loss payment patterns in recent years.

    TRH believes that its balance of cash and short-term investments of $136.7 million as of December 31, 1996 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 1997 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    TRH's fixed maturity investments, approximately 87.1% of total investments as of December 31, 1996, are predominantly investment grade, liquid securities concentrated in maturities of less than 10 years. Also as of that date, approximately 11.2% of total investments were in common and nonredeemable preferred stocks and the remaining 1.7% consisted of short-term investments. In considering the impact of inflation in conducting its operations, TRH structures investment maturities to minimize the effects of interest rate fluctuations on operating results. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 1997 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    As of December 31, 1996, a significant portion of the bond portfolio was classified as available-for-sale and carried at market value. Fixed maturity investments are carried at amortized cost when it is TRH's positive intent to hold these securities to maturity and TRH has the ability to do so. Most activity within the bonds available for sale portfolio for the years under discussion represented strategic portfolio realignments, partially for tax purposes. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. As of December 31, 1996, bonds held to maturity had gross unrealized gains of $58.9 million and gross unrealized losses of $1.3 million. Gross unrealized gains and losses on bonds available for sale as of December 31, 1996 amounted to $56.3 million and $4.9 million, respectively.

    As of December 31, 1996, 17.3% of the bond portfolio represented U.S. Government and government agency bonds and 12.6% represented foreign government bonds. Of the remainder, 57.4% were rated Aaa or Aa by Moody's, an additional 12.0% were also rated investment grade or better by Moody's or similar foreign or domestic services and 0.7% were not rated. Also, as of December 31, 1996, TRH had no real estate or derivative financial instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

    TRH's stockholders' equity increased to $1,137.3 million at December 31, 1996, an increase of $148.8 million over year-end 1995. The net increase was comprised principally of net income of $154.9 million and a $2.4 million net increase in unrealized appreciation of investments, net of deferred income taxes, which consists of an increase of $25.8 million from equities and a decrease of $23.4 million from bonds available for sale. Unrealized appreciation (depreciation) of investments, net of deferred income taxes, is subject to significant volatility resulting from changes in the market value of bonds and equities available for sale. Market values may fluctuate due to changes in general economic conditions, market interest rates and other factors. Stockholders' equity was reduced during the year by dividends declared of $11.4 million.

    Insurance practices and regulatory guidelines suggest that property and casualty insurance companies maintain a statutory ratio of net premiums written to policyholders' surplus of not more than approximately 3 to 1. For the reinsurance industry, a ratio of 2 to 1 is generally considered more prudent. For the year ended December 31, 1996, based on statistics distributed by the Reinsurance Association of America, the reinsurance industry's average ratio of statutory net premiums written to policyholders' surplus was approximately 0.7 to 1. For the year ended December 31, 1996, TRH's ratio was 1.1 to 1, which includes the statutory net premiums written of TRC and Putnam on a combined basis and the policyholders' surplus of TRC. (See Note 9 of Notes to Consolidated Financial Statements.) TRH believes that this ratio falls within an acceptable range and, as such, reflects an appropriate leveraging of its surplus. Note that for U.S. statutory purposes, TRZ is carried as an equity investment and, therefore, its net premiums written are not consolidated into the Company's statutory total.

    In addition, risk-based capital (RBC) standards, promulgated by the National Association of Insurance Commissioners (NAIC), relate an individual company's statutory surplus to the risk inherent in its overall operations and sets thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 1996, the statutory surpluses of TRC and Putnam each significantly exceeded RBC requirements.

ACCOUNTING STANDARDS

    1996 ACCOUNTING STANDARD: In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In addition, it provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

    SFAS No. 125 is effective as of January 1, 1997 and is to be applied prospectively. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," defers, for one year, the effective date of certain provisions of SFAS No. 125 which affect repurchase agreements, dollar-rolls, securities lending and similar transactions. While the Company is currently assessing the impact of the new standard, management believes that the implementation of SFAS No. 125 will not have a material impact on results of operations, financial position or liquidity.

    1995 ACCOUNTING STANDARD: In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the Statement of Operations over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro forma impact, net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the Statement of Operations based on the intrinsic value method prescribed in Statement of the Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

    In accordance with the standard, TRH adopted SFAS No. 123 for the 1996 annual financial statements and chose the pro forma disclosure option of implementation. (See Note 7 of Notes to Consolidated Financial Statements.)

    1994 ACCOUNTING STANDARD: In October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Among other things, this standard requires disclosure about the amounts, nature and terms of derivative financial instruments and is effective for fiscal years ending after December 15, 1994. In 1996, 1995 and 1994, TRH had no derivative financial instruments as defined in SFAS No. 119.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          30

Consolidated Balance Sheets as of December 31, 1996 and 1995...............................................          31

Consolidated Statements of Operations for the years ended December 31, 1996,
  1995 and 1994............................................................................................          32

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.......          33

Consolidated Statements of Cash Flows for the years ended December 31, 1996,
  1995 and 1994............................................................................................          34

Notes to Consolidated Financial Statements.................................................................          35

Schedules:

      I --Summary of Investments--Other than Investments in Related Parties as of December 31, 1996................ S-1

     II --Condensed Financial Information of Registrant as of December 31, 1996 and 1995 and for the years ended
         December 31, 1996, 1995 and 1994.......................................................................... S-2

    III --Supplementary Insurance Information as of December 31, 1996, 1995 and 1994 and for the years then ended.. S-5

     IV --Reinsurance for the years ended December 31, 1996, 1995 and 1994......................................... S-6

     VI --Supplementary Information Concerning Property/Casualty Insurance Operations as of December 31, 1996,
         1995 and 1994 and for the years then ended................................................................ S-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Transatlantic Holdings, Inc.:

    We have audited the consolidated financial statements and the financial statement schedules of Transatlantic Holdings, Inc. and Subsidiaries listed in the index on page 29 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transatlantic Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
February 18, 1997

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995

                                                                                                   1996          1995
                                                                                               ------------  ------------
                                                                                                 (in thousands, except
                                                                                                      share data)
    A S S E T S
Investments and cash:
  Fixed maturities:
    Bonds held to maturity, at amortized cost (market value: 1996--$1,182,713;
      1995--$951,497)........................................................................  $  1,125,133  $    878,068
    Bonds available for sale, at market value (amortized cost: 1996--$1,884,274;
      1995--$1,700,599)......................................................................     1,935,677     1,788,000
  Equities:
    Common stocks available for sale, at market value (cost: 1996--$289,938;
      1995--$197,704)........................................................................       386,723       255,116
    Nonredeemable preferred stocks available for sale, at market value
      (cost: 1996--$6,276; 1995--$6,953).....................................................         5,642         6,025
  Short-term investments, at cost which approximates market value............................        59,191        12,874
  Cash and cash equivalents..................................................................        77,523        47,832
                                                                                               ------------  ------------
        Total investments and cash...........................................................     3,589,889     2,987,915
Accrued investment income....................................................................        63,213        56,806
Premium balances receivable, net of losses payable:
  Affiliates.................................................................................        15,060        27,104
  Other......................................................................................        24,035        34,740
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
  Affiliates.................................................................................       162,739       134,326
  Other......................................................................................       205,105       277,352
Funds held under reinsurance treaties:
  Affiliates.................................................................................         2,701         1,058
  Other......................................................................................       118,463       193,550
Deferred acquisition costs...................................................................        58,700        47,200
Prepaid reinsurance premiums.................................................................        26,617        39,716
Deferred income taxes........................................................................        93,782        87,914
Other assets.................................................................................        18,837        11,286
                                                                                               ------------  ------------
        Total assets.........................................................................  $  4,379,141  $  3,898,967
                                                                                               ------------  ------------
                                                                                               ------------  ------------

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
Unpaid losses and loss adjustment expenses...................................................  $  2,733,055  $  2,388,155
Unearned premiums............................................................................       343,936       291,568
Contingent commissions, expenses and taxes...................................................        18,552         6,764
Reinsurance balances payable:
  Affiliates.................................................................................         3,386        14,791
  Other......................................................................................        11,549         9,004
Funds held under reinsurance treaties:
  Affiliates.................................................................................           164           312
  Other......................................................................................        47,435       165,831
Current income taxes payable.................................................................        20,356        12,256
Payable for securities in course of settlement...............................................        32,224         3,996
Other liabilities............................................................................        31,178        17,788
                                                                                               ------------  ------------
        Total liabilities....................................................................     3,241,835     2,910,465
                                                                                               ------------  ------------
        Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000...............................            --            --
Common Stock, $1.00 par value; shares authorized: 50,000,000;
  shares issued: 1996--23,812,796; 1995--23,749,582..........................................        23,813        23,750
Additional paid-in capital...................................................................       201,930       199,243
Net unrealized appreciation of investments, net of
  deferred income taxes (1996--$51,644; 1995--$50,359).......................................        95,910        93,525
Net unrealized currency translation gain.....................................................         2,596         2,392
Retained earnings............................................................................       823,057       679,592
Treasury Stock, at cost; 800,000 shares......................................................       (10,000)      (10,000)
                                                                                               ------------  ------------
        Total stockholders' equity...........................................................     1,137,306       988,502
                                                                                               ------------  ------------
        Total liabilities and stockholders' equity...........................................  $  4,379,141  $  3,898,967
                                                                                               ------------  ------------
                                                                                               ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
                                                                           (in thousands, except per share data)
Income:
  Net premiums written..................................................  $  1,142,515  $  1,009,227  $    866,665
  Increase in net unearned premiums.....................................       (11,882)      (28,050)      (15,482)
                                                                          ------------  ------------  ------------
  Net premiums earned...................................................     1,130,633       981,177       851,183
  Net investment income.................................................       192,636       172,876       153,594
                                                                          ------------  ------------  ------------
                                                                             1,323,269     1,154,053     1,004,777
                                                                          ------------  ------------  ------------
Expenses:
  Net losses and loss adjustment expenses...............................       841,511       746,872       681,904
  Net commissions.......................................................       270,873       234,551       194,407
  Other operating expenses..............................................        35,722        28,329        27,732
  Increase in deferred acquisition costs................................        (3,687)       (9,900)       (6,900)
                                                                          ------------  ------------  ------------
                                                                             1,144,419       999,852       897,143
                                                                          ------------  ------------  ------------
                                                                               178,850       154,201       107,634
Realized net capital gains..............................................        18,668        11,119        14,911
                                                                          ------------  ------------  ------------
Operating income........................................................       197,518       165,320       122,545
Other deductions........................................................        (1,198)       (1,521)       (3,283)
                                                                          ------------  ------------  ------------
Income before income taxes..............................................       196,320       163,799       119,262
                                                                          ------------  ------------  ------------
Income taxes (benefits):
  Current...............................................................        48,000        38,886        26,318
  Deferred..............................................................        (6,540)       (6,945)       (8,683)
                                                                          ------------  ------------  ------------
                                                                                41,460        31,941        17,635
                                                                          ------------  ------------  ------------
Net income..............................................................  $    154,860  $    131,858  $    101,627
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Net income per common share.............................................  $       6.74  $       5.75  $       4.44
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average common shares outstanding..............................        22,983        22,939        22,902
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                 1996         1995        1994
                                                                             ------------  ----------  ----------
                                                                               (in thousands, except per share
                                                                                            data)
Common Stock:
  Balance, beginning of year...............................................  $     23,750  $   23,726  $   23,691
  Issued under stock option and purchase plans.............................            63          24          35
                                                                             ------------  ----------  ----------
      Balance, end of year.................................................        23,813      23,750      23,726
                                                                             ------------  ----------  ----------
Additional paid-in capital:
  Balance, beginning of year...............................................       199,243     198,564     197,622
  Excess of proceeds over par value of common stock issued under stock
    option and purchase plans..............................................         2,687         679         942
                                                                             ------------  ----------  ----------
      Balance, end of year.................................................       201,930     199,243     198,564
                                                                             ------------  ----------  ----------
Net unrealized appreciation (depreciation) of investments, net of deferred income taxes:
  Balance, beginning of year...............................................        93,525     (10,590)     93,564
  Net change for year......................................................         3,670     160,176    (160,237)
  Deferred income tax on change............................................        (1,285)    (56,061)     56,083
                                                                             ------------  ----------  ----------
      Balance, end of year.................................................        95,910      93,525     (10,590)
                                                                             ------------  ----------  ----------
Net unrealized currency translation gain:
  Balance, beginning of year...............................................         2,392       4,298       2,758
  Net change for year......................................................           204      (1,906)      1,540
                                                                             ------------  ----------  ----------
      Balance, end of year.................................................         2,596       2,392       4,298
                                                                             ------------  ----------  ----------
Retained earnings:
  Balance, beginning of year...............................................       679,592     557,370     464,219
  Net income...............................................................       154,860     131,858     101,627
  Cash dividends declared (per common share: 1996--$0.50; 1995-- $0.42;
    1994--$0.37)...........................................................       (11,395)     (9,636)     (8,476)
                                                                             ------------  ----------  ----------
      Balance, end of year.................................................       823,057     679,592     557,370
                                                                             ------------  ----------  ----------
Treasury Stock:
  Balance, beginning and end of year.......................................       (10,000)    (10,000)    (10,000)
                                                                             ------------  ----------  ----------
      Total stockholders' equity...........................................  $  1,137,306  $  988,502  $  763,368
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                1996        1995         1994
                                                                             ----------  -----------  -----------
                                                                                        (in thousands)
Cash flows from operating activities:
  Net income...............................................................  $  154,860  $   131,858  $   101,627
                                                                             ----------  -----------  -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Changes in unpaid losses and loss adjustment expenses, unearned
        premiums and prepaid reinsurance premiums..........................     179,651      248,443      294,325
      Changes in premium and reinsurance balances receivable and payable,
        net................................................................      92,921      (18,042)     (51,691)
      Change in deferred acquisition costs.................................      (3,687)      (9,900)      (6,900)
      Change in accrued investment income..................................      (6,407)      (5,546)      (3,221)
      Realized net capital gains...........................................     (18,668)     (11,119)     (14,911)
      Changes in funds held under reinsurance contracts, net...............     (45,100)     (11,879)     (14,613)
      Changes in current and deferred income taxes.........................         836        1,587       (7,860)
      Change in reserve for contingent commissions, expenses and taxes.....      11,788        1,164      (10,785)
      Changes in other assets and liabilities, net.........................       8,390        5,187       (2,211)
      Other, net...........................................................      (1,216)       1,077          342
                                                                             ----------  -----------  -----------
          Total adjustments................................................     218,508      200,972      182,475
                                                                             ----------  -----------  -----------
          Net cash provided by operating activities........................     373,368      332,830      284,102
                                                                             ----------  -----------  -----------
Cash flows from investing activities:
  Proceeds of bonds available for sale sold................................     472,008       77,110      106,668
  Proceeds of bonds held to maturity redeemed..............................      19,253        3,583       13,788
  Proceeds of bonds available for sale redeemed or matured.................     169,581       78,281       61,293
  Proceeds of equities sold................................................     156,895      118,605      103,342
  Purchase of bonds held to maturity.......................................    (265,741)    (201,805)     (58,975)
  Purchase of bonds available for sale.....................................    (587,663)    (248,786)    (415,489)
  Purchase of equities.....................................................    (212,030)    (163,389)     (97,259)
  Net (purchase) proceeds of short-term investments........................     (46,317)         703       (1,585)
  Change in payable for securities in course of settlement.................      28,228       (1,356)       3,520
  Investment in Trans Re Zurich, net of cash acquired......................     (66,479)          --           --
  Other, net...............................................................      (2,971)        (354)      (2,728)
                                                                             ----------  -----------  -----------
          Net cash used in investing activities............................    (335,236)    (337,408)    (287,425)
                                                                             ----------  -----------  -----------
Cash flows from financing activities:
  Dividends to stockholders................................................     (11,395)      (9,176)      (8,245)
  Proceeds from common stock issued........................................       2,750          703          977
                                                                             ----------  -----------  -----------
          Net cash from financing activities...............................      (8,645)      (8,473)      (7,268)
                                                                             ----------  -----------  -----------
Change in net unrealized currency translation gain.........................         204       (1,906)       1,540
                                                                             ----------  -----------  -----------
          Change in cash and cash equivalents..............................      29,691      (14,957)      (9,051)
Cash and cash equivalents, beginning of year...............................      47,832       62,789       71,840
                                                                             ----------  -----------  -----------
          Cash and cash equivalents, end of year...........................  $   77,523  $    47,832  $    62,789
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

    Transatlantic Holdings, Inc. (the Company) is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company (TRC). In addition to TRC, the Company owned 100% of Putnam Reinsurance Company (Putnam) until December 29, 1995, when the Company contributed all the stock of Putnam to TRC.

    In the third quarter of 1996, TRC acquired all of the outstanding shares of Trans Re Zurich (TRZ), formerly known as Guardian Ruckversicherungs-Gesellschaft (Guardian Re), an international reinsurance company based in Zurich, Switzerland, for approximately $105 million in cash. The acquisition was accounted for as a purchase. Accordingly, TRZ's results for the second half of 1996 are included in the consolidated results of the Company in 1996. This acquisition has not had a material effect on financial position or net income.

    Transatlantic Holdings, Inc. and subsidiaries (TRH), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are general liability (including directors' and officers' liability and other professional liability), automobile liability (including nonstandard risks), medical malpractice and marine and aviation in the casualty lines, and fire and allied lines in the property lines (which include property catastrophe risks). Casualty lines represent 66.5%, 67.0% and 65.2% of net premiums written in 1996, 1995 and 1994, respectively. The balance represents property lines.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). Certain reclassifications have been made to conform prior years' presentations with 1996.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    These consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

    (b) INVESTMENTS: Bonds are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. The balance of TRH's bonds are classified as available-for-sale and carried at market value. Common and nonredeemable preferred stocks are carried principally at market value. Market values for fixed maturity securities and equities are generally based upon quoted market prices. For certain fixed maturity securities for which market prices were not readily available, market values were estimated using values obtained from independent pricing services. Short-term investments are carried at cost, which approximates market value.

    Realized gains or losses on the sale of investments are determined on the basis of specific identification. Changes in unrealized appreciation (depreciation) of bonds available for sale and in unrealized appreciation (depreciation) of equity investments are charged or credited, net of deferred income taxes,

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) directly to stockholders' equity. Investment income is recorded as earned. Amortization of bond premium and the accrual of bond discount are charged or credited to net investment income.

    (c) CASH EQUIVALENTS: A significant portion of cash equivalents is invested in a money market fund managed by an American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) subsidiary. (See
Note 8.)

    (d) DEFERRED ACQUISITION COSTS: Acquisition costs, consisting primarily of net commissions incurred on business conducted through reinsurance contracts or certificates, are deferred, and then amortized over the period in which the related premiums are earned, generally one year. Anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts are considered in determining acquisition costs to be deferred. Anticipated investment income is not considered in the deferral of acquisition costs.

    (e) LOSSES AND LOSS ADJUSTMENT EXPENSES: Losses and loss adjustment expenses, net of related reinsurance recoverable, are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. An amount is included for losses and loss adjustment expenses incurred but not reported
(IBNR) on the basis of past experience. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in income currently. TRH does not discount its unpaid losses and loss adjustment expenses.

    Unpaid losses and loss adjustment expenses include certain amounts for the reinsurance of risks related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 1996 for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage, an increasing number of new claims and uncertainties as to the allocation of responsibility for clean up costs of hazardous waste dump sites. The government's refusal to release parties from liability and the possibility of dramatic changes from the Congressional re-evaluation of Superfund add to this uncertainty. Additional liabilities which cannot be currently measured may emerge in the future and this emergence may have a material adverse effect on future earnings.

    (f) UNEARNED PREMIUMS: Unearned premiums represent the portion of gross premiums written which is applicable to the unexpired terms of reinsurance contracts or certificates in force. Accordingly, premiums written are taken into income as earned. Unearned premiums are calculated principally by the monthly pro rata method or are based on reports received from ceding companies. In the Consolidated Statements of Operations, the change in unearned premiums is presented net of the change in prepaid reinsurance premiums.

    (g) DEFERRED INCOME TAXES: Deferred income taxes are provided for the expected tax effect of temporary differences between the amounts of assets and liabilities used for financial reporting purposes and the amounts used in tax returns.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
    (h) CURRENCY TRANSLATION: Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates. Income and expense accounts are translated at average exchange rates for the year. The resulting net translation adjustment for functional currencies is reflected as a separate component of stockholders' equity.

    Transaction gains and losses on assets and liabilities denominated in foreign currencies which are not designated as functional currencies are reflected in results of operations during the period in which they occur.

    (i) NET INCOME PER COMMON SHARE: Net income per common share has been computed based on the weighted average number of common shares outstanding.

    (j)  ACCOUNTING STANDARDS:

    i. 1996 ACCOUNTING STANDARD: In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In addition, it provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

    SFAS No. 125 is effective as of January 1, 1997 and is to be applied prospectively. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," defers, for one year, the effective date of certain provisions of SFAS No. 125 which affect repurchase agreements, dollar-rolls, securities lending and similar transactions. While the Company is currently assessing the impact of the new standard, management believes that the implementation of SFAS No. 125 will not have a material impact on results of operations, financial position or liquidity.

    ii. 1995 ACCOUNTING STANDARD: In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the Statement of Operations over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro forma impact, net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the Statement of Operations based on the intrinsic value method prescribed in Statement of the Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees."

    In accordance with the standard, TRH adopted SFAS No. 123 for the 1996 annual financial statements and chose the pro forma disclosure option of implementation. (See Note 7.)

    iii. 1994 ACCOUNTING STANDARD: In October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Among other things, this standard requires disclosure about the amounts, nature and terms of derivative financial instruments and is effective for fiscal years ending after December 15, 1994. In 1996, 1995 and 1994, TRH had no derivative financial instruments as defined in SFAS No. 119.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

3. INVESTMENTS

    (a) STATUTORY DEPOSITS: Investments, the substantial majority of which are bonds and common stocks available for sale, were deposited with governmental authorities as required by law and amounted to approximately $119,000,000 and $97,000,000 at December 31, 1996 and 1995, respectively.

    (b) NET INVESTMENT INCOME: An analysis of net investment income of TRH follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------

                                                                                         (in thousands)
Fixed maturities.............................................................  $  191,348  $  171,065  $  152,812
Equities.....................................................................       5,695       4,207       3,450
Short-term investments.......................................................         362         229         393
Cash equivalents.............................................................       1,361       2,255       1,268
                                                                               ----------  ----------  ----------
  Total investment income....................................................     198,766     177,756     157,923
Investment expenses..........................................................      (6,130)     (4,880)     (4,329)
                                                                               ----------  ----------  ----------
  Net investment income......................................................  $  192,636  $  172,876  $  153,594
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    (c) INVESTMENT GAINS AND LOSSES: The realized net capital gains (losses) and change in net unrealized (depreciation) appreciation of investments are summarized as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  -----------

                                                                                         (in thousands)
Realized net capital gains (losses) on sale of investments:
  Fixed maturities...........................................................  $      415  $      628  $      (170)
  Equities...................................................................      18,223      10,460       15,119
  Other......................................................................          30          31          (38)
                                                                               ----------  ----------  -----------
    Realized net capital gains...............................................  $   18,668  $   11,119  $    14,911
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
Change in net unrealized (depreciation) appreciation of investments:*
  Fixed maturities carried at amortized cost.................................  $  (15,849) $   44,405  $   (52,397)
  Fixed maturities carried at market.........................................     (35,998)    115,323     (141,807)
  Equities...................................................................      39,667      44,855      (18,431)
                                                                               ----------  ----------  -----------
Change in net unrealized (depreciation) appreciation of investments..........  $  (12,180) $  204,583  $  (212,635)
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

------------------------------

* Before deferred income tax effect.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

3. INVESTMENTS (Continued)
    (d) FIXED MATURITIES: The amortized cost and market value of bonds at December 31, 1996 and 1995 are summarized as follows:

                                                                                        GROSS UNREALIZED
                                                                         AMORTIZED    --------------------
                                                                            COST        GAINS     LOSSES    MARKET VALUE
                                                                        ------------  ---------  ---------  ------------
                                                                                         (in thousands)

1996
BONDS HELD TO MATURITY AND CARRIED AT AMORTIZED COST:
  U.S. Government and government agency bonds:
    Mortgage-backed securities........................................  $      4,365  $     278  $      --   $    4,643
  States, foreign and domestic municipalities and political
    subdivisions......................................................     1,120,768     58,596      1,294    1,178,070
                                                                        ------------  ---------  ---------  ------------
      Totals..........................................................  $  1,125,133  $  58,874  $   1,294   $1,182,713
                                                                        ------------  ---------  ---------  ------------
                                                                        ------------  ---------  ---------  ------------

BONDS AVAILABLE FOR SALE AND CARRIED AT MARKET VALUE:
  U.S. Government and government agency bonds.........................  $    520,256  $   8,572  $   1,653   $  527,175
  States, foreign and domestic municipalities and political
    subdivisions......................................................       582,386     22,631        709      604,308
  Foreign governments.................................................       377,821      9,519        498      386,842
  Corporate...........................................................       403,811     15,618      2,077      417,352
                                                                        ------------  ---------  ---------  ------------
      Totals..........................................................  $  1,884,274  $  56,340  $   4,937   $1,935,677
                                                                        ------------  ---------  ---------  ------------
                                                                        ------------  ---------  ---------  ------------

                                                                                        Gross Unrealized
                                                                         Amortized    --------------------
                                                                            Cost        Gains     Losses    Market Value
                                                                        ------------  ---------  ---------  -------------
                                                                                         (in thousands)
1995
Bonds held to maturity and carried at amortized cost:
  U.S. Government and government agency bonds:
    Mortgage-backed securities........................................  $      5,938  $     345  $      --   $     6,283
  States, foreign and domestic municipalities and political
    subdivisions......................................................       872,130     73,084         --       945,214
                                                                        ------------  ---------  ---------  -------------
      Totals..........................................................  $    878,068  $  73,429  $      --   $   951,497
                                                                        ------------  ---------  ---------  -------------
                                                                        ------------  ---------  ---------  -------------

Bonds available for sale and carried at market value:
  U.S. Government and government agency bonds.........................  $    566,053  $  26,664  $     547   $   592,170
  States, foreign and domestic municipalities and political
    subdivisions......................................................       609,370     39,162        299       648,233
  Foreign governments.................................................       287,972     12,075        198       299,849
  Corporate...........................................................       237,204     10,694        150       247,748
                                                                        ------------  ---------  ---------  -------------
      Totals..........................................................  $  1,700,599  $  88,595  $   1,194   $ 1,788,000
                                                                        ------------  ---------  ---------  -------------
                                                                        ------------  ---------  ---------  -------------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

3. INVESTMENTS (Continued)
    The amortized cost and market value of bonds at December 31, 1996 by contractual maturity, are summarized as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

                                                                                     AMORTIZED
                                                                                        COST      MARKET VALUE
                                                                                    ------------  ------------
                                                                                          (in thousands)
BONDS HELD TO MATURITY:
Due in one year or less...........................................................  $     14,523   $   14,913
Due after one year through five years.............................................       221,465      239,999
Due after five years through ten years............................................       237,521      255,104
Due after ten years...............................................................       647,259      668,054
                                                                                    ------------  ------------
                                                                                       1,120,768    1,178,070
Mortgage-backed securities........................................................         4,365        4,643
                                                                                    ------------  ------------
    Totals........................................................................  $  1,125,133   $1,182,713
                                                                                    ------------  ------------
                                                                                    ------------  ------------
BONDS AVAILABLE FOR SALE:
Due in one year or less...........................................................  $    270,773   $  274,200
Due after one year through five years.............................................     1,019,900    1,048,152
Due after five years through ten years............................................       554,074      572,429
Due after ten years...............................................................        39,527       40,896
                                                                                    ------------  ------------
    Totals........................................................................  $  1,884,274   $1,935,677
                                                                                    ------------  ------------
                                                                                    ------------  ------------

    Gross gains of $6,771,000, $2,094,000 and $3,240,000 and gross losses of $6,903,000, $2,305,000 and $3,474,000 were realized on sales of investments in fixed maturities available for sale in 1996, 1995 and 1994, respectively.

    (e)  EQUITIES:  Gross gains of $23,621,000, $15,830,000 and $20,187,000 and gross losses of $5,398,000, $5,370,000 and $5,068,000 were realized on sales of equities in 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, net unrealized appreciation of equities (before applicable income taxes) included gross gains of $98,316,000 and $57,795,000 and gross losses of $2,165,000 and $1,311,000, respectively.

4. FEDERAL AND FOREIGN INCOME TAXES

    (a) The Company files a U.S. consolidated federal income tax return with its domestic subsidiaries, TRC and Putnam. TRC will include as part of its taxable income those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

4. FEDERAL AND FOREIGN INCOME TAXES (Continued)
    The U.S. Federal Income tax rate is 35% for 1996, 1995 and 1994. Actual tax expense on income before income taxes differs from the "expected" amount computed by applying the U.S. Federal income tax rate because of the following:

                                                                        YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------------------
                                                     1996                         1995                         1994
                                          ---------------------------  ---------------------------  ---------------------------

                                                        PERCENT OF                   Percent of                   Percent of
                                                       INCOME BEFORE                Income Before                Income Before
                                            AMOUNT     INCOME TAXES      Amount     Income Taxes      Amount     Income Taxes
                                          ----------  ---------------  ----------  ---------------  ----------  ---------------
                                                                         (dollars in thousands)
"Expected" tax expense..................  $   68,712          35.0 %   $   57,330          35.0 %   $   41,742          35.0 %
Adjustments:
  Tax-exempt interest...................     (27,554)        (14.0)       (25,609)        (15.6)       (24,120)        (20.2)
  Dividends received deduction..........      (1,064)         (0.6)          (774)         (0.5)          (624)         (0.5)
  Other.................................       1,366           0.7            994           0.6            637           0.5
                                          ----------         -----     ----------         -----     ----------         -----
    Actual tax expense..................  $   41,460          21.1 %   $   31,941          19.5 %   $   17,635          14.8 %
                                          ----------         -----     ----------         -----     ----------         -----
                                          ----------         -----     ----------         -----     ----------         -----
Foreign and domestic components of
  actual tax expense (benefit):
  Foreign...............................  $   19,770                   $   15,237                   $    7,125
  Domestic:
    Current.............................      28,230                       23,649                       19,193
    Deferred............................      (6,540)                      (6,945)                      (8,683)
                                          ----------                   ----------                   ----------
                                          $   41,460                   $   31,941                   $   17,635
                                          ----------                   ----------                   ----------
                                          ----------                   ----------                   ----------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

4. FEDERAL AND FOREIGN INCOME TAXES (Continued)
    (b) The components of the net deferred income tax asset at December 31, 1996 and 1995 were as follows:

                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                                (in thousands)
Deferred income tax assets:
  Unpaid losses and loss adjustment expenses, net of related reinsurance recoverable...............................................................  $  149,021  $  135,755
  Unearned premiums, net of prepaid reinsurance premiums..................................      22,274      17,630
  Alternative minimum tax credit carryforward.............................................          --       3,369
  Allowance for unrecoverable reinsurance.................................................       4,655       4,655
  Other...................................................................................       1,897       1,206
                                                                                            ----------  ----------
    Total deferred income tax assets......................................................     177,847     162,615
                                                                                            ----------  ----------
Deferred income tax liabilities:
  Deferred acquisition costs..............................................................      20,545      16,520
  Net unrealized appreciation of investments..............................................      51,644      50,359
  Other...................................................................................      11,876       7,822
                                                                                            ----------  ----------
    Total deferred income tax liabilities.................................................      84,065      74,701
                                                                                            ----------  ----------

    Net deferred income tax asset.........................................................  $   93,782  $   87,914
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    No valuation allowance has been recorded.

    (c) Income tax payments by TRH totaled $39,939,000, $31,588,000 and $25,036,000 in 1996, 1995 and 1994, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------

                                                                                       (in thousands)
At beginning of year:
  Unpaid losses and loss adjustment expenses............................  $  2,388,155  $  2,167,316  $  1,890,178
  Less reinsurance recoverable..........................................       402,369       439,936       386,789
                                                                          ------------  ------------  ------------
      Net unpaid losses and loss adjustment expenses....................     1,985,786     1,727,380     1,503,389
                                                                          ------------  ------------  ------------
Trans Re Zurich reserves acquired, as of acquisition date...............       176,260            --            --
                                                                          ------------  ------------  ------------
Net losses and loss adjustment expenses incurred in respect of losses occurring in:
    Current year........................................................       849,235       750,326       666,932
    Prior years.........................................................        (7,724)       (3,454)       14,972
                                                                          ------------  ------------  ------------
      Total.............................................................       841,511       746,872       681,904
                                                                          ------------  ------------  ------------
Net losses and loss adjustment expenses paid in respect of losses occurring in:
    Current year........................................................       172,875       149,519       144,990
    Prior years.........................................................       447,154       338,947       312,923
                                                                          ------------  ------------  ------------
      Total.............................................................       620,029       488,466       457,913
                                                                          ------------  ------------  ------------
At end of year:
  Net unpaid losses and loss adjustment expenses........................     2,383,528     1,985,786     1,727,380
  Plus reinsurance recoverable..........................................       349,527       402,369       439,936
                                                                          ------------  ------------  ------------
      Unpaid losses and loss adjustment expenses........................  $  2,733,055  $  2,388,155  $  2,167,316
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    As a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses incurred were reduced by $7.7 million in 1996. In the other liability line, favorable development on losses occurring in more recent years was offset by adverse development in 1984 and prior years. In addition, in more recent years, favorable development, particularly in the fire, allied line and aircraft lines was partially offset by adverse development in the auto liability line.

    As a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses incurred were reduced by $3.5 million in 1995. Favorable development in 1995 from losses occurring in 1992 through 1994, particularly in the fire line in 1994, was partially offset by adverse development from casualty treaty losses occurring in 1982 and prior years. As a result of increases in estimates of losses occurring in prior years, losses incurred increased by $15.0 million in 1994. Adverse development in 1994 from casualty treaty losses occurring prior to 1984 and property treaty losses occurring in 1992 was partially offset by favorable development on 1992 and prior fidelity treaty losses.

6. PENSION, SAVINGS AND STOCK PURCHASE PLANS

    TRH's employees participate in benefit plans sponsored by AIG including a noncontributory defined benefit pension plan and a voluntary savings plan (a 401(k) plan) which provides for certain matching

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

6. PENSION, SAVINGS AND STOCK PURCHASE PLANS (Continued) contributions. These plans cover a substantial majority of TRH's employees. The AIG plans do not separately identify plan benefits and plan assets attributable to employees of participating companies. In the opinion of TRH, no material additional liability would accrue to TRH were such plan benefits and plan assets identifiable.

    Under TRH's 1990 Employee Stock Purchase Plan, as amended, all full time employees with at least two years of employment with the Company or any of its subsidiaries are eligible to receive privileges to purchase shares of the Company's Common Stock at a price which is 85% of the fair market value of such stock on the date of subscription or the date of grant of the purchase privilege, whichever is greater. An aggregate of 500,000 shares of Common Stock has been authorized for subscription and 2,893 shares were purchased under the plan in 1996.

    The charges made to operations for these plans for 1996, 1995 and 1994 were $678,000, $555,000 and $336,000, respectively.

7. STOCK OPTION PLANS

    In each of 1994 and 1992, the Stock Option and Purchase Plan Committee granted 20,000 options to certain non-employee directors of the Company who are also directors, officers and employees of AIG. These options may be used to purchase shares of the Company's common stock at $51.00 per share and $52.50 per share for the 1994 and 1992 options, respectively, representing the fair market value of a share of the Company's common stock at the date of grant. Such options were granted outside of, but on substantially the same terms and conditions as, the "Transatlantic Holdings, Inc. 1990 Stock Option Plan" (the 1990 Plan). All of the 1992 options and 10,000 of the 1994 options were exercisable at December 31, 1996 and as of year-end, none were exercised or forfeited. The impact of the above options on the financial statements is not material.

    In 1995, the Company's Board of Directors adopted, and the stockholders approved, the "1995 Stock Option Plan" (the 1995 Plan) which provides that options may be granted to certain key employees and non-employee directors to purchase a maximum of 1,000,000 shares of the Company's common stock at prices not less than their fair market value at the date of grant. At December 31, 1996, 750,750 shares were reserved for future grants under the 1995 Plan. Options granted under the plan may be used to purchase the Company's common stock at the fair market value of each share at the date of grant. The Company also maintains the 1990 Plan which operates under substantially the same terms as the 1995 Plan. The 1995 Plan and the 1990 Plan are together hereinafter referred to as the Company Plans.

    Each of the above plans provide that 25% of the options granted become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. No further options can be granted under the 1990 Plan although options outstanding continue in force until exercise, expiration or forfeiture.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

7. STOCK OPTION PLANS (Continued)
    A summary of the status of the Company Plans as of December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is presented below:

                                             1996                        1995                        1994
                                  --------------------------  --------------------------  --------------------------
                                                WEIGHTED                    Weighted                    Weighted
                                   NUMBER        AVERAGE       Number        Average       Number        Average
                                  OF SHARES  EXERCISE PRICE   of Shares  Exercise Price   of Shares  Exercise Price
                                  ---------  ---------------  ---------  ---------------  ---------  ---------------
Outstanding, beginning of
  year..........................    437,079     $   52.47       337,844     $   44.85       322,043     $   41.75
Granted.........................    144,350         77.00       126,125         69.00        96,500         51.00
Exercised.......................    (60,231)        43.34       (20,826)        29.16       (32,324)        26.53
Forfeited.......................    (46,940)        59.78        (6,064)        52.11       (48,375)        48.69
                                  ---------                   ---------                   ---------
Outstanding, end of year........    474,258         60.37       437,079         52.47       337,844         44.85
                                  ---------        ------     ---------        ------     ---------        ------
                                  ---------        ------     ---------        ------     ---------        ------
Exercisable, end of year........    193,615     $   47.00       184,917     $   41.47       130,425     $   36.41
                                  ---------        ------     ---------        ------     ---------        ------
                                  ---------        ------     ---------        ------     ---------        ------
Weighted average fair value of
  options granted during the
  year..........................     $25.42                      $21.65

    The weighted average fair value of each option grant is estimated on the date of grant using the "Binomial Option Price Model" with the following weighted average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 22.5% in both years; risk-free interest rates of 6.2% and 5.6%; and expected lives of six years for each grant. An increasing dividend schedule is used in the binomial model based on historical experience.

    The following table summarizes information about the Company Plans' outstanding and exercisable options at December 31, 1996:

                                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                    -------------------------------------------------  ------------------------------
                                                 WEIGHTED AVERAGE
             RANGE OF                 NUMBER         REMAINING      WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
         EXERCISE PRICES             OF SHARES   CONTRACTUAL LIFE    EXERCISE PRICE     OF SHARES    EXERCISE PRICE
         ----------------           -----------  -----------------  -----------------  -----------  -----------------
$21.63 TO $29.63..................      56,980       4.38 YEARS         $   26.18          56,980       $   26.18
$51.00 TO $54.38..................     168,028       7.10                   52.29         110,410           52.52
$69.00 TO $77.00..................     249,250       9.52                   73.63          26,225           69.00
                                    -----------                                        -----------
$21.63 TO $77.00..................     474,258       8.04                   60.37         193,615           47.00
                                    -----------                                        -----------
                                    -----------                                        -----------

    The Company accounts for its stock options based on the intrinsic value method prescribed in APB No. 25 and related interpretations, as permitted under SFAS No. 123. Had compensation cost been charged to earnings in accordance with the fair value method discussed in SFAS No. 123, the reduction of the Company's net income and net income per share (on a pro forma basis) would not have been material.

    The effects of applying SFAS No. 123 in the pro forma calculations previously mentioned may not be indicative of future amounts as this standard does not apply to options granted prior to 1995. Additional grants in future years are anticipated.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

8. RELATED PARTY TRANSACTIONS

    As of December 31, 1996, the AIG Group beneficially owned approximately 49% of the Company's outstanding common stock.

    TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory services, office space, data processing and payroll processing services. In 1996, 1995 and 1994, $8,500,000, $7,700,000 and
$7,600,000, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

    Approximately $232 million (18%), $189 million (17%) and $198 million (21%) of gross premiums written by TRH in 1996, 1995 and 1994, respectively, were attributable to reinsurance purchased by the AIG Group, for the production of which TRH paid ceding commissions to the AIG Group of $33 million, $40 million and $52 million, respectively, in such years. (See Note 10 for information relating to reinsurance ceded to related parties.)

9. DIVIDEND RESTRICTION AND STATUTORY FINANCIAL DATA

    The payment of dividends by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Generally, the maximum amount of dividends that a company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory policyholders' surplus as of the end of the most recently reported quarter unless the New York Insurance Department, upon prior application, approves a greater dividend distribution. Adjusted net investment income is defined for this purpose to include net investment income for the twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. At December 31, 1996 and 1995, the statutory surplus of TRC includes the statutory surplus of Putnam since, during 1995, all the capital stock of Putnam was contributed by the Company to TRC. Also, at December 31, 1996, TRC had statutory earned surplus of $475,872,000 and, in 1997, could pay dividends of approximately $95,271,000 without such regulatory approval.

    Statutory surplus and net income as reported to the New York Insurance Department were as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------

                                                                                         (in thousands)
TRC
  Statutory surplus..........................................................  $  952,707  $  787,403  $  378,425
  Statutory net income.......................................................     185,887      63,800      55,655

Putnam
  Statutory surplus..........................................................     108,327     164,113     212,505
  Statutory net income.......................................................      12,221      98,497      30,681

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

9. DIVIDEND RESTRICTION AND STATUTORY FINANCIAL DATA (Continued)
    TRC and Putnam each prepare statutory financial statements in accordance with accounting practices prescribed or permitted by New York--their state of domicile. Prescribed statutory accounting practices are discussed in a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as in state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. All material statutory accounting practices of TRC and Putnam are prescribed in the authoritative literature described above.

10. REINSURANCE CEDED

    In the normal course of business, TRH purchases reinsurance from its retrocessionnaires to reduce the effect of individual or aggregate losses and to allow increased gross premium writings and afford greater risk capacity without necessarily requiring additional capital.

    TRH's ceded reinsurance agreements consist of pro rata and excess-of-loss contracts. Under pro rata reinsurance, TRH and its retrocessionnaires share premiums, losses and expenses in an agreed upon proportion. For consideration, generally based on a percentage of premiums of the individual policy or policies subject to the reinsurance agreement, excess-of-loss contracts provide reimbursement to TRH for losses in excess of a predetermined amount up to a predetermined limit.

    Premiums written and earned and losses and loss adjustment expenses incurred are comprised as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                1996          1995         1994
                                                                            ------------  ------------  ----------

                                                                                        (in thousands)
Gross premiums assumed....................................................  $  1,315,937  $  1,136,946  $  957,084
                                                                            ------------  ------------  ----------
Reinsurance ceded:
  AIG Affiliates..........................................................        80,755        71,847      58,879
  Other...................................................................        92,667        55,872      31,540
                                                                            ------------  ------------  ----------
                                                                                 173,422       127,719      90,419
                                                                            ------------  ------------  ----------
Net premiums written......................................................  $  1,142,515  $  1,009,227  $  866,665
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------

Gross premiums earned.....................................................  $  1,317,155  $  1,094,029  $  932,316
                                                                            ------------  ------------  ----------
Reinsurance ceded:
  AIG Affiliates..........................................................        78,698        66,768      58,716
  Other...................................................................       107,824        46,084      22,417
                                                                            ------------  ------------  ----------
                                                                                 186,522       112,852      81,133
                                                                            ------------  ------------  ----------
Net premiums earned.......................................................  $  1,130,633  $    981,177  $  851,183
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------

Gross incurred losses and loss adjustment expenses........................  $    842,409  $    763,046  $  799,147
Reinsurance ceded.........................................................           898        16,174     117,243
                                                                            ------------  ------------  ----------
Net losses and loss adjustment expenses...................................  $    841,511  $    746,872  $  681,904
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

10. REINSURANCE CEDED (Continued)
    Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and loss adjustment expenses. Such balances at December 31, 1996 and 1995 are comprised as follows:

                                                                            1996                    1995
                                                                   ----------------------  ----------------------
                                                                      AIG                     AIG
                                                                   AFFILIATES    OTHER     Affiliates    Other
                                                                   ----------  ----------  ----------  ----------

                                                                                   (in thousands)
Paid.............................................................  $    9,545  $   22,072  $    2,556  $   19,122
Unpaid...........................................................     153,194     183,033     131,770     258,230
                                                                   ----------  ----------  ----------  ----------
  Total..........................................................  $  162,739  $  205,105  $  134,326  $  277,352
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligation could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $13.3 million in each of 1996 and 1995. TRH evaluates the financial condition of its retrocessionnaires through a security committee. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds and letters of credit to collateralize these amounts. Such funds and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire, other than amounts due from AIG affiliates, are considered material to the financial position of TRH.

11. SEGMENT INFORMATION

    A significant portion of TRH's business was conducted in countries other than the United States. A significant portion of assets and liabilities of TRH's international operations, other than investments, relate to the countries where ceding companies and reinsurers of the offices are located. Most investments are located in the country of domicile of these operations. In addition to licensing requirements, TRH's international operations are regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

    The following table is a summary of business by geographic segment. Premium revenues from certain international operations are derived from many countries, generally within their respective regions. With respect to London, while a majority of premium revenues are derived from ceding companies in the United Kingdom and continental Europe, a significant portion of premium revenues are also derived from

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

11. SEGMENT INFORMATION (Continued)
other regions of the world. Allocations among the segments have been made on the basis of location of operations and assets.

                                                                              INTERNATIONAL
                                                                          ----------------------
                                                              DOMESTIC      EUROPE      OTHER      CONSOLIDATED
                                                            ------------  ----------  ----------  ---------------
                                                                               (in thousands)
1996
REVENUES(1)...............................................  $    840,868  $  386,126  $  114,943   $   1,341,937
INCOME BEFORE INCOME TAXES................................       140,750      44,515      11,055         196,320
IDENTIFIABLE ASSETS(2)....................................     3,259,818     788,600     330,723       4,379,141

                                                                                International
                                                                            ----------------------
                                                                Domestic      Europe      Other     Consolidated
                                                              ------------  ----------  ----------  -------------
                                                                                (in thousands)
1995
Revenues(1).................................................  $    841,992  $  224,511  $   98,669   $ 1,165,172
Income before income taxes..................................       121,543      39,107       3,149       163,799
Identifiable assets(2)......................................     3,341,492     287,410     270,065     3,898,967

                                                                                International
                                                                            ----------------------
                                                                Domestic    Europe(3)     Other     Consolidated
                                                              ------------  ----------  ----------  -------------
                                                                                (in thousands)
1994
Revenues(1).................................................  $    807,917  $  139,866  $   71,905   $ 1,019,688
Income before income taxes..................................        99,252      10,901       9,109       119,262
Identifiable assets(2)......................................     3,049,913     187,991     219,875     3,457,779

------------------------
(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.

(2) As of December 31.

(3) In 1994, the Company's only European operations were based in London.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 1996 and 1995. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations for such periods have been made.

                                                            THREE MONTHS ENDED
                                           ----------------------------------------------------
                                            MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                              1996        1996         1996           1996
                                           -----------  ---------  -------------  -------------

                                                  (in thousands, except per share data)
NET PREMIUMS WRITTEN.....................   $ 251,932   $ 256,996    $ 321,708      $ 311,879
NET PREMIUMS EARNED......................     222,261     257,128      314,356        336,888
NET INVESTMENT INCOME....................      44,859      45,986       51,291         50,500
REALIZED NET CAPITAL GAINS...............       5,274       3,820        4,311          5,263
OPERATING INCOME.........................      45,739      47,352       50,454         53,973
NET INCOME...............................      36,230      37,759       39,561         41,310
NET INCOME PER COMMON SHARE..............        1.58        1.64         1.72           1.80

                                                            Three Months Ended
                                           ----------------------------------------------------
                                            March 31,   June 30,   September 30,  December 31,
                                              1995        1995         1995           1995
                                           -----------  ---------  -------------  -------------
                                                  (in thousands, except per share data)
Net premiums written.....................   $ 225,890   $ 232,513    $ 278,815      $ 272,009
Net premiums earned......................     225,300     232,663      252,445        270,769
Net investment income....................      41,521      42,864       43,652         44,839
Realized net capital gains...............       2,643       2,678        2,708          3,090
Operating income.........................      37,829      39,827       43,440         44,224
Net income...............................      30,512      32,591       34,484         34,271
Net income per common share..............        1.33        1.42         1.50           1.50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning directors of the Company is included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the "1997 Proxy Statement"), in the section captioned "Election of Directors," and such information is incorporated herein by reference. Information required by this Item concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Directors and Executive Officers of the Registrant". Information required by this Item concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 1997 Proxy Statement under the caption "Election of Directors: 'Ownership of Certain Securities' ", and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is included in the 1997 Proxy Statement in the sections captioned "Election of Directors: 'Compensation of Directors and Executive Officers', 'Compensation Committee Interlocks and Insider Participation' and 'Pension Benefits' ", and such information is incorporated herein by reference. The sections of the 1997 Proxy Statement captioned "Election of Directors: 'Committee Reports on Executive Compensation' and 'Performance Graph' " are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is included in the 1997 Proxy Statement in the sections captioned "Beneficial Ownership" and "Election of Directors:
'Ownership of Certain Securities' ", and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is included in the 1997 Proxy Statement in the section captioned "Election of Directors: 'Compensation Committee Interlocks and Insider Participation', 'Relationship with AIG', 'AIG Group Reinsurance', 'Certain Transactions with the AIG Group' and 'Relationship with SICO and
Starr' ", and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS AND EXHIBITS

        1. Financial Statements and Schedules
          See accompanying Index to Consolidated Financial Statements in Item 8. Schedules not included in the accompanying index have been omitted because they are not applicable.

        2. Exhibits

                11.1  --Computation of Earnings Per Share for the Years Ended December 31, 1996,
                        1995 and 1994.
                21.1  --Subsidiaries of Registrant.
                23.1  --Consent of Coopers & Lybrand L.L.P.
                27.0  --Financial Data Schedule.
           See accompanying Exhibit Index for additional Exhibits incorporated by reference.

    (b) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                TRANSATLANTIC HOLDINGS, INC.

                                By:             /s/ ROBERT F. ORLICH
                                     ..........................................
                                                  Robert F. Orlich
                                        Title: President and Chief Executive
                                                      Officer
 March 20, 1997

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                         TITLE                          DATE
---------------------------------------------------  -----------------------------------------  -----------------

               /s/ ROBERT F. ORLICH                  President and Chief Executive Officer         March 20, 1997
 ...................................................    (principal executive officer); Director
                  Robert F. Orlich

              /s/ STEVEN S. SKALICKY                 Senior Vice President and Controller          March 20, 1997
 ...................................................    (principal financial and accounting
                 Steven S. Skalicky                    officer)

                  /s/ JAMES BALOG                    Director                                      March 20, 1997
 ...................................................
                    James Balog

                 /s/ IKUO EGASHIRA                   Director                                      March 20, 1997
 ...................................................
                   Ikuo Egashira

 ...................................................  Director
                   John M. Fowler

                /s/ M. R. GREENBERG                  Director                                      March 20, 1997
 ...................................................
                  M. R. Greenberg

               /s/ JOHN J. MACKOWSKI                 Director                                      March 20, 1997
 ...................................................
                 John J. Mackowski

              /s/ EDWARD E. MATTHEWS                 Director                                      March 20, 1997
 ...................................................
                 Edward E. Matthews

                /s/ HOWARD I. SMITH                  Director                                      March 20, 1997
 ...................................................
                  Howard I. Smith

               /s/ THOMAS R. TIZZIO                  Director                                      March 20, 1997
 ...................................................
                  Thomas R. Tizzio

                                                                      SCHEDULE I

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1996

                                                                                                       AMOUNT AT
                                                                                                      WHICH SHOWN
                                                                            COST OR                      IN THE
                                                                           AMORTIZED       MARKET       BALANCE
     TYPE OF INVESTMENT                                                      COST*         VALUE         SHEET
------------------------------------------------------------------------  ------------  ------------  ------------
                                                                                       (in thousands)
Fixed maturities:
  Bonds:
    United States government and government agencies and authorities....  $    524,621  $    531,818   $  531,540
    States, foreign and domestic municipalities and political
      subdivisions......................................................     1,703,154     1,782,378    1,725,076
    Foreign governments.................................................       377,821       386,842      386,842
    Public utilities....................................................        85,158        84,425       84,425
    All other corporate.................................................       318,653       332,927      332,927
                                                                          ------------  ------------  ------------
        Total fixed maturities..........................................     3,009,407     3,118,390    3,060,810
                                                                          ------------  ------------  ------------
Equities:
  Common stocks:
    Public utilities....................................................         9,173        10,781       10,781
    Banks, trust and insurance companies................................        36,912        52,877       52,877
    Industrial, miscellaneous and all other.............................       243,853       323,065      323,065
                                                                          ------------  ------------  ------------
        Total common stocks.............................................       289,938       386,723      386,723
  Nonredeemable preferred stocks........................................         6,276         5,642        5,642
                                                                          ------------  ------------  ------------
        Total equities..................................................       296,214       392,365      392,365
                                                                          ------------  ------------  ------------
Short-term investments..................................................        59,191        59,191       59,191
                                                                          ------------  ------------  ------------
        Total investments...............................................  $  3,364,812  $  3,569,946   $3,512,366
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

------------------------

* Investments in fixed maturities are shown at amortized cost.

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (PARENT COMPANY ONLY)
                        AS OF DECEMBER 31, 1996 AND 1995

                                                                                              1996         1995
                                                                                          ------------  ----------
                                                                                               (in thousands)
Assets:
  Bonds available for sale, at market value (amortized cost: 1996--$7,548;
    1995--$4,638).......................................................................  $      7,581  $    4,782
  Cash and cash equivalents.............................................................           276         286
  Investment in subsidiaries............................................................     1,129,658     983,464
  Other assets..........................................................................           748         469
  Dividends due from subsidiaries.......................................................         3,111       2,756
                                                                                          ------------  ----------
      Total assets......................................................................  $  1,141,374  $  991,757
                                                                                          ------------  ----------
                                                                                          ------------  ----------

Liabilities:
  Dividends payable.....................................................................  $      3,113  $    2,751
  Accrued liabilities...................................................................           955         504
                                                                                          ------------  ----------
      Total liabilities.................................................................         4,068       3,255
                                                                                          ------------  ----------

Stockholders' equity:
  Preferred Stock.......................................................................            --          --
  Common Stock..........................................................................        23,813      23,750
  Additional paid-in capital............................................................       201,930     199,243
  Net unrealized appreciation of investments, net of deferred income taxes
    (1996--$51,644; 1995--$50,359)......................................................        95,910      93,525
  Net unrealized currency translation gain..............................................         2,596       2,392
  Retained earnings.....................................................................       823,057     679,592
  Treasury Stock, at cost; 800,000 shares...............................................       (10,000)    (10,000)
                                                                                          ------------  ----------
      Total stockholders' equity........................................................     1,137,306     988,502
                                                                                          ------------  ----------
      Total liabilities and stockholders' equity........................................  $  1,141,374  $  991,757
                                                                                          ------------  ----------
                                                                                          ------------  ----------

  See Notes to Condensed Financial Information of Registrant--(Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                            STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
                                                                                         (in thousands)
Revenues:
  Net investment income (principally dividends from subsidiaries)............  $   12,426  $   10,909  $    9,825
  Equity in undistributed income of subsidiaries.............................     143,536     122,014      92,543
                                                                               ----------  ----------  ----------
      Total revenues.........................................................     155,962     132,923     102,368

Operating expenses...........................................................       1,493       1,498       1,058
                                                                               ----------  ----------  ----------
Income before income taxes...................................................     154,469     131,425     101,310
Income tax benefits--current.................................................        (391)       (433)       (317)
                                                                               ----------  ----------  ----------
      Net income.............................................................  $  154,860  $  131,858  $  101,627
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  See Notes to Condensed Financial Information of Registrant--(Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                            STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
                                                                                          (in thousands)
Cash flows from operating activities:
  Net income..................................................................  $  154,860  $  131,858  $  101,627
                                                                                ----------  ----------  ----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in undistributed income of subsidiaries............................    (143,536)   (122,014)    (92,543)
    Changes in receivable and payable to subsidiary, net......................           7        (464)       (232)
    Changes in other assets and accrued liabilities...........................         221         388        (247)
                                                                                ----------  ----------  ----------
        Total adjustments.....................................................    (143,308)   (122,090)    (93,022)
                                                                                ----------  ----------  ----------
        Net cash provided by operating activities.............................      11,552       9,768       8,605
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Purchase of bonds...........................................................      (2,917)     (2,239)       (564)
                                                                                ----------  ----------  ----------
        Net cash used in investing activities.................................      (2,917)     (2,239)       (564)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Dividends to stockholders...................................................     (11,395)     (9,176)     (8,245)
  Proceeds from common stock issued...........................................       2,750         703         977
                                                                                ----------  ----------  ----------
        Net cash from financing activities....................................      (8,645)     (8,473)     (7,268)
                                                                                ----------  ----------  ----------
        Change in cash and cash equivalents...................................         (10)       (944)        773
Cash and cash equivalents, beginning of year..................................         286       1,230         457
                                                                                ----------  ----------  ----------
Cash and cash equivalents, end of year........................................  $      276  $      286  $    1,230
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

------------------------

Notes to Condensed Financial Information of Registrant--(Parent Company Only)

(1) The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2) Investment in subsidiaries is reflected on the equity method.

                                                                    SCHEDULE III

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
      AS OF DECEMBER 31, 1996, 1995 AND 1994 AND FOR THE YEARS THEN ENDED

                                      UNPAID LOSSES                                                NET LOSSES    NET COMMISSIONS
                          DEFERRED       AND LOSS                                       NET         AND LOSS      AND CHANGE IN
                         ACQUISITION    ADJUSTMENT      UNEARNED     NET PREMIUMS    INVESTMENT    ADJUSTMENT       DEFERRED
                            COSTS        EXPENSES       PREMIUMS        EARNED         INCOME       EXPENSES    ACQUISITION COSTS
                         -----------  --------------  ------------  --------------  ------------  ------------  -----------------
                                                                      (in thousands)
1996
  PROPERTY-CASUALTY....   $  58,700   $    2,733,055  $    343,936  $    1,130,633  $    192,636  $    841,511    $     267,186

1995
  Property-Casualty....   $  47,200   $    2,388,155  $    291,568  $      981,177  $    172,876  $    746,872    $     224,651

1994
  Property-Casualty....   $  37,300   $    2,167,316  $    249,098  $      851,183  $    153,594  $    681,904    $     187,507


                           OTHER
                         OPERATING    NET PREMIUMS
                          EXPENSES      WRITTEN
                         ----------  --------------

1996
  PROPERTY-CASUALTY....  $   35,722  $    1,142,515

1995
  Property-Casualty....  $   28,329  $    1,009,227

1994
  Property-Casualty....  $   27,732  $      866,665

                                                                     SCHEDULE IV

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                              PERCENTAGE
                                                                       CEDED       ASSUMED                     OF AMOUNT
                                                                     TO OTHER     FROM OTHER                    ASSUMED
                                                     GROSS AMOUNT    COMPANIES    COMPANIES     NET AMOUNT      TO NET
                                                     -------------  -----------  ------------  ------------  -------------
                                                                                (in thousands)
1996
  PREMIUMS WRITTEN:
    PROPERTY-CASUALTY..............................           --     $ 173,422   $  1,315,937  $  1,142,515          115%

1995
  Premiums written:
    Property-Casualty..............................           --     $ 127,719   $  1,136,946  $  1,009,227          113%

1994
  Premiums written:
    Property-Casualty..............................           --     $  90,419   $    957,084  $    866,665          110%

                                                                     SCHEDULE VI

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
      AS OF DECEMBER 31, 1996, 1995 AND 1994 AND FOR THE YEARS THEN ENDED

                                                                                           NET LOSSES AND LOSS
                                                                                           ADJUSTMENT EXPENSES
                          UNPAID                                                                                  NET PAID
                          LOSSES                                                                RELATED TO       LOSSES AND
            DEFERRED     AND LOSS     DISCOUNT                     NET           NET       --------------------     LOSS
           ACQUISITION  ADJUSTMENT     IF ANY      UNEARNED     PREMIUMS     INVESTMENT     CURRENT     PRIOR    ADJUSTMENT
              COSTS      EXPENSES     DEDUCTED     PREMIUMS      EARNED        INCOME        YEAR       YEARS     EXPENSES
           -----------  -----------  -----------  -----------  -----------  -------------  ---------  ---------  -----------
                                                                          (in thousands)
1996        $  58,700   $ 2,733,055      --        $ 343,936   $ 1,130,633    $ 192,636    $ 849,235  $  (7,724)  $ 620,029

1995        $  47,200   $ 2,388,155      --        $ 291,568   $   981,177    $ 172,876    $ 750,326  $  (3,454)  $ 488,466

1994        $  37,300   $ 2,167,316      --        $ 249,098   $   851,183    $ 153,594    $ 666,932  $  14,972   $ 457,913


           NET COMMISSIONS
            AND CHANGE IN
               DEFERRED          NET
             ACQUISITION      PREMIUMS
                COSTS          WRITTEN
           ----------------  -----------

1996          $  267,186     $ 1,142,515

1995          $  224,651     $ 1,009,227

1994          $  187,507     $   866,665

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                        DESCRIPTION                                           LOCATION
---------  --------------------------------------------------  --------------------------------------------------
    3.1    --Certificate of Incorporation, as amended........  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
    3.2    --By-Laws.........................................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
    4.1    --Form of Common Stock Certificate................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.1    --Amended and Restated Shareholders Agreement
             among American Express Company, Gulf Insurance
             Company, The Lambert Brussels Financial
             Corporation, Stoneridge Limited, Mavron Ltd.,
             American International Group, Inc., American
             Home Assurance Company, Metropolitan Life
             Insurance Company, certain trustees under an
             Indenture of Trust made by SwissRe Holding
             Limited, SwissRe Holding Limited, General Re
             Corporation, Compagnie Financiere et de
             Reassurance du Groupe AG, Daido Mutual Life
             Insurance Company, The Nichido Fire and Marine
             Insurance Company, Limited, Transatlantic Rein-
             surance Company, and PREINCO Holdings, Inc.,
             dated January 5, 1990...........................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.2    --Exclusive Agency Agreement between Transatlantic
             Reinsurance Company and American Home Assurance
             Company, dated February 27, 1980................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.3    --Service and Expense Agreement among PREINCO
             Holdings, Inc., Putnam Reinsurance Company, and
             American International Group, Inc. dated July 1,
             1986............................................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.4    --Service and Expense Agreement between
             Transatlantic Reinsurance Company and American
             International Group, Inc., dated December 15,
             1977............................................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.

 EXHIBIT
   NO.                        DESCRIPTION                                           LOCATION
---------  --------------------------------------------------  --------------------------------------------------
   10.5    --Investment Management Contract between
             Transatlantic Reinsurance Company and AIG Global
             Investors, Inc. dated August 1, 1986............  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.6    --Investment Management Contract between Putnam
             Reinsurance Company and AIG Global Investors,
             Inc. dated August 1, 1986.......................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.7    --Transatlantic Holdings, Inc. 1990 Stock Option
             Plan*...........................................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
  10.7(a)  --Transatlantic Holdings, Inc. 1990 Employee Stock
             Purchase Plan*..................................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-41474) and incorporated
                                                                 herein by reference.
  10.7(b)  --Amended Transatlantic Holdings, Inc. 1990 Stock
             Option Plan*....................................  Filed as exhibit to the Company's 1992 Quarterly
                                                                 Report on Form 10-Q for the quarter ended June
                                                                 30, 1992 (File No. 1-10545) and incorporated
                                                                 herein by reference.
  10.7(c)  --Transatlantic Holdings, Inc. 1995 Stock Option
             Plan and form of Director Option Agreement*.....  Filed as exhibits to the Company's Registration
                                                                 Statement on Form S-8 (File No. 33-99764) and
                                                                 incorporated herein by reference.
  10.7(d)  --Amendment to Transatlantic Holdings, Inc. 1990
             Employee Stock Purchase Plan, effective as of
             December 7, 1995*...............................  Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated January 31,
                                                                 1996, and incorporated herein by reference.
   10.8    --Transatlantic Reinsurance Company 1989 Stock
             Option Plan*....................................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference
   10.9    --Transatlantic Reinsurance Company 1984 Stock
             Option Plan*....................................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.10   --Transatlantic Reinsurance Company 1979 Stock
             Option Plan*....................................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.


            ------------------------------
            * Management compensation plan


 EXHIBIT
   NO.                        DESCRIPTION                                           LOCATION
---------  --------------------------------------------------  --------------------------------------------------
   10.11   --Quota Share Reinsurance Treaty between National
             Union Fire Insurance Company of Pittsburgh, Pa.
             and Transatlantic Reinsurance Company, dated
             June 5, 1978....................................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.12   --Quota Share Reinsurance Treaty between New
             Hampshire Insurance Company and Transatlantic
             Reinsurance Company, dated February 9, 1978.....  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.13   --Quota Share Reinsurance Treaty between American
             International Underwriters Overseas Ltd. and
             Transatlantic Reinsurance Company, dated
             September 22, 1978..............................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.14   --Surplus Treaty between American International
             Group Companies and Transatlantic Reinsurance
             Company, dated September 29, 1989...............  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.15   --Quota Share Reinsurance Treaty among Lexington
             Insurance Company, Landmark Insurance Company,
             New Hampshire Insurance Company and
             Transatlantic Reinsurance Company, dated
             February 28, 1990...............................  Filed as exhibit to the Company's Registration statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.16   --Representative Facultative Insurance Certif-
             icate for Casualty Reinsurance Risk (Certif-
             icate between National Union Fire Insurance
             Company of Pittsburgh, Pa. and Transatlantic
             Reinsurance Company, dated January 9, 1990).....  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.17   --Representative Facultative Insurance Certif-
             icate for Property Reinsurance Risk (Certif-
             icate between American Home Assurance Company
             and Transatlantic Reinsurance Company, dated
             March 7, 1990)..................................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.

 EXHIBIT
   NO.                        DESCRIPTION                                           LOCATION
---------  --------------------------------------------------  --------------------------------------------------
   10.18   --Agreement between American International Group,
             Inc. and Transatlantic Reinsurance Company,
             dated December 15, 1977, providing Transatlantic
             Reinsurance Company with a right of first
             acceptance of reinsurance of risks insured by
             affiliates of American International Group,
             Inc. ...........................................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.19   --Aggregate Excess Treaty between Transatlantic
             Reinsurance Company and National Union Fire
             Insurance Company of Pittsburgh, Pa., dated
             November 15, 1989...............................  Filed as exhibit to the Company's Registration
                                                                 Statement (File No. 33-34433) and incorporated
                                                                 herein by reference.
   10.20   --Management Agreement between Transatlantic
             Reinsurance Company and Putnam Reinsurance
             Company, dated February 15, 1991................  Filed as exhibit to the Company's 1995 Annual
                                                                 Report on Form 10-K (File No. 1-10545) and
                                                                 incorporated herein by reference.
   10.21   --Quota Share Reinsurance Agreement between
             Transtlantic Reinsurance Company and Putnam
             Reinsurance Company, dated December 6, 1995.....  Filed as exhibit to the Company's 1995 Annual
                                                                 Report on Form 10-K (File No. 1-10545) and
                                                                 incorporated herein by reference.
   11.1    --Statement re computation of per share
             earnings........................................  Filed herewith.
   21.1    --Subsidiaries of the registrant..................  Filed herewith.
   23.1    --Consent of Coopers & Lybrand L.L.P. ............  Filed herewith.
   27.0    --Financial Data Schedule.........................  Provided herewith.