Form 10-Q
period 1997-03-31
TRANSATLANTIC HOLDINGS INC
filed 1997-05-14
CIK 862510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to ________

                         Commission File Number 1-10545
                                                -------

                          TRANSATLANTIC HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         DELAWARE                     13-3355897
            --------------------------------   ----------------------
            (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)    Identification Number)


             80 Pine Street, New York, New York        10005
          ----------------------------------------   ----------
          (Address of principal executive offices)   (Zip Code)


        Registrant's telephone number, including area code (212) 770-2000
                                                           --------------

                                      NONE
     ----------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X    NO
                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of March 31, 1997   23,027,462
                                     ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1997 and December 31, 1996

                                                                                       (Unaudited)
                                                                                           1997        1996
                                                                                           ----        ----
                                       ASSETS                                      (in thousands, except share data)
Investments and cash:
      Fixed maturities:
          Bonds held to maturity, at amortized cost (market value: 1997-$1,313,471;
              1996-$1,182,713)                                                         $ 1,273,006   $ 1,125,133
          Bonds available for sale, at market value (amortized cost: 1997-$1,868,297;
              1996-$1,884,274)                                                           1,896,956     1,935,677
      Equities:
          Common stocks available for sale, at market value (cost: 1997-$289,285;
              1996-$289,938)                                                               385,375       386,723
          Nonredeemable preferred stocks available for sale, at market value
              (cost: 1997-$6,266; 1996-$6,276)                                               5,608         5,642
      Short-term investments, at cost which approximates market value                       22,785        59,191
      Cash and cash equivalents                                                            134,086        77,523
                                                                                       -----------   -----------
              Total investments and cash                                                 3,717,816     3,589,889
Accrued investment income                                                                   67,051        63,213
Premium balances receivable, net                                                           148,057       160,259
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                           157,137       162,739
      Other                                                                                227,333       205,105
Deferred acquisition costs                                                                  62,619        58,700
Prepaid reinsurance premiums                                                                28,438        26,617
Deferred income taxes                                                                      109,224        93,782
Other assets                                                                                32,117        18,837
                                                                                       -----------   -----------
              Total assets                                                             $ 4,549,792   $ 4,379,141
                                                                                       ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                             $ 2,750,666   $ 2,733,055
Unearned premiums                                                                          361,459       343,936
Reinsurance balances payable                                                               149,979        62,534
Current income taxes payable                                                                29,057        20,356
Payable for securities in course of settlement                                              63,889        32,224
Other liabilities                                                                           47,037        49,730
                                                                                       -----------   -----------
              Total liabilities                                                          3,402,087     3,241,835
                                                                                       -----------   -----------
              Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                  --            --
Common Stock, $1.00 par value; shares authorized: 50,000,000;
      shares issued: 1997-23,827,462; 1996-23,812,796                                       23,833        23,813
Additional paid-in capital                                                                 202,319       201,930
Net unrealized appreciation of investments, net of deferred
      income taxes (1997-$43,432; 1996-$51,644)                                             80,659        95,910
Net unrealized currency translation (loss) gain                                            (10,672)        2,596
Retained earnings                                                                          861,566       823,057
Treasury Stock, at cost; 800,000 shares                                                    (10,000)      (10,000)
                                                                                       -----------   -----------
              Total stockholders' equity                                                 1,147,705     1,137,306
                                                                                       -----------   -----------
              Total liabilities and stockholders' equity                               $ 4,549,792   $ 4,379,141
                                                                                       ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                       1997         1996
                                                    ----------   ----------
                                           (in thousands, except per share data)
Income:
       Net premiums written                         $ 303,108     $ 251,932
       Increase in net unearned premiums              (18,927)      (29,671)
                                                    ---------     ---------

       Net premiums earned                            284,181       222,261
       Net investment income                           50,020        44,859
                                                    ---------     ---------

                                                      334,201       267,120
                                                    ---------     ---------

Expenses:
       Net losses and loss adjustment expenses        211,928       169,523
       Net commissions                                 67,654        54,195
       Other operating expenses                         9,804         7,937
       Increase in deferred acquisition costs          (3,919)       (5,000)
                                                    ---------     ---------

                                                      285,467       226,655
                                                    ---------     ---------

                                                       48,734        40,465
Realized net capital gains                              4,179         5,274
                                                    ---------     ---------

Operating income                                       52,913        45,739
Other deductions                                         (445)         (451)
                                                    ---------     ---------

Income before income taxes                             52,468        45,288
Income taxes                                           10,847         9,058
                                                    ---------     ---------

       Net income                                   $  41,621     $  36,230
                                                    =========     =========

Net income per common share                         $    1.81     $    1.58
                                                    =========     =========

Dividends per common share                          $   0.135     $    0.12
                                                    =========     =========

Weighted average common shares outstanding             23,022        22,959
                                                    =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                  1997         1996
                                                                ---------   ---------

                                                                   (in thousands)

Net cash provided by operating activities                       $  88,542   $  96,814
                                                                ---------   ---------

Cash flows from investing activities:
      Proceeds of bonds available for sale sold                   144,218     104,146
      Proceeds of bonds held to maturity redeemed                  14,193      10,992
      Proceeds of bonds available for sale redeemed or matured     67,386      25,432
      Proceeds of equities sold                                    22,399      19,078
      Purchase of bonds held to maturity                         (161,697)    (91,712)
      Purchase of bonds available for sale                       (234,109)   (128,562)
      Purchase of equities                                        (19,282)    (16,268)
      Net proceeds (purchase) of short-term investments            36,406     (15,745)
      Change in payable for securities in course of settlement     31,665      34,112
      Other, net                                                   13,346       2,281
                                                                ---------   ---------
          Net cash used in investing activities                   (85,475)    (56,246)
                                                                ---------   ---------
Cash flows from financing activities:
      Dividends to stockholders                                    (3,112)     (2,758)
      Proceeds from common stock issued                               409         571
      Proceeds from reinsurance deposits                           58,858          --
                                                                ---------   ---------
          Net cash from financing activities                       56,155      (2,187)
                                                                ---------   ---------
Effect of exchange rate changes on cash and cash equivalents       (2,659)         (5)
                                                                ---------   ---------
          Change in cash and cash equivalents                      56,563      38,376
Cash and cash equivalents, beginning of period                     77,523      47,832
                                                                ---------   ---------
          Cash and cash equivalents, end of period              $ 134,086   $  86,208
                                                                =========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

1.   General

      The condensed consolidated financial statements are unaudited, but have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal accruals) necessary for a fair presentation of results for such periods. Certain reclassifications have been made to conform the prior year's presentations with 1997. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

2.   Reinsurance

      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                                         Three Months Ended
                                                         ------------------
                                                              March 31,
                                                              ---------
                                                       1997              1996
                                                     ----------      -----------
                                                            (in thousands)

Gross premiums written                               $ 337,381        $ 276,782
Reinsurance ceded                                      (34,273)         (24,850)
                                                     ---------        ---------
Net premiums written                                 $ 303,108        $ 251,932
                                                     =========        =========

Gross premiums earned                                $ 316,633        $ 255,657
Reinsurance ceded                                      (32,452)         (33,396)
                                                     ---------        ---------
Net premiums earned                                  $ 284,181        $ 222,261
                                                     =========        =========

Gross incurred losses and loss
  adjustment expenses                                $ 236,149        $ 181,964
Reinsurance ceded                                      (24,221)         (12,441)
                                                     ---------        ---------
Net losses and loss adjustment
   expenses                                          $ 211,928        $ 169,523
                                                     =========        =========

3.   Reinsurance deposits

      Amounts received pursuant to reinsurance contracts that are not expected to indemnify the ceding company against loss or liability are recorded as deposits and included in the Balance Sheet as "Reinsurance balances payable". These deposits are treated as financing transactions and are credited with interest according to contract terms.

4.   Dividends

      During the first quarter of 1997, the Board of Directors of Transatlantic Holdings, Inc. (the "Company") declared a dividend of $3,112,000, or $0.135 per common share.

5.   Income Taxes

      Income taxes paid, net, in the first quarter totaled $4,246,000. In the same prior year quarter, income tax refunds, net, totaled $591,000.

6.   1997 Accounting Standard

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This standard simplifies the existing computational guidelines, revises the disclosure requirements and increases earnings per share (EPS) comparability on an international basis. SFAS No. 128 also replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing net income by the number of weighted average common shares outstanding. In addition, a dual presentation of basic and diluted EPS must be shown on the face of the income statement for all entities with complex capital structures, which the Company is considered to have. Upon adoption of this standard, required at December 31, 1997 (with earlier adoption not permitted), all prior period information must be restated.

      Based upon the Company's interpretation of this standard, basic and diluted EPS would not differ materially from primary EPS as reported by the Company for the first quarters of 1997 and 1996 nor for any of the interim or annual periods presented in the Company's Form 10-K for the year ended December 31, 1996.

7.   Additional Information

      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1996.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------
                                 MARCH 31, 1997
                                 --------------

OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                                                       Three Months Ended
                                                            March 31,
                                               --------------------------------
                                                  1997        1996      % Change
                                               --------------------------------
                                                      (dollars in millions)

Net premiums written                           $  303.1    $  251.9       20.3%
Net premiums earned                               284.2       222.3       27.9
Net investment income                              50.0        44.9       11.5

         Net premiums written for the first quarter of 1997 were higher than in the comparable 1996 quarter. International net premiums written grew very significantly, aided by $47.4 million from Trans Re Zurich, acquired in the third quarter of 1996, and increases in each of the other international locations. Increases were reported in both property and casualty lines. International locations generated 49 percent of net premiums written in the first quarter of 1997 compared to 40 percent for the 1996 year and 33 percent for the 1996 first quarter. Domestic net premiums written declined modestly in both property and casualty lines. The reinsurance marketplace worldwide remains highly competitive.

         The increase in net investment income in the first quarter of 1997 versus the comparable 1996 period resulted from positive operating cash flow offset, in part, by generally lower available yields on bonds purchased as compared to yields on bonds disposed of in recent periods. 1997 first quarter net investment income includes $3.5 million attributable to Trans Re Zurich. The lower investment yields are due, in part, to the fact that in recent periods, the Company has primarily purchased tax-exempt bonds for its domestic bond portfolio. Tax-exempt bonds carry lower pre-tax yields than taxable bonds which are comparable in risk and term to maturity due to their tax-advantaged status. Net investment income in the first quarter of 1997 was slightly lower than the fourth quarter of 1996 due, in part, to the reasons mentioned immediately above and to the impact of a strengthening U.S. dollar against the foreign currencies in which the investment income was generated.

         The combined ratio was 100.1 for the first quarter of 1997 versus 100.9 for the first quarter of 1996. The first quarter loss and loss adjustment expense ratios for 1997 and 1996 were 74.6 and 76.3, respectively. The underwriting expense ratios for the first quarters of 1997 and 1996 were 25.5 and 24.6, respectively. The increase in the underwriting expense ratio was caused primarily by an increase in the ratio of net commissions to net premiums written.

         Realized net capital gains on the disposition of investments for the first quarter totaled $4.2 million in the first quarter of 1997 compared with $5.3 million for the same period of 1996.

         Income before income taxes in the first quarter of 1997 increased 15.9 percent to $52.5 million from $45.3 million recorded in the same 1996 period. The increase in income before income taxes is due to improved underwriting results and increased net investment income in the 1997 first quarter offset, in part, by a reduction in realized net capital gains.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
MARCH 31, 1997

          The effective tax rate for the first quarter of 1997 was 20.7 percent compared to 20.0 percent for the comparable 1996 period. The effective tax rate for the full year of 1996 was 21.1 percent.

         Net income in the first quarter of 1997 increased 14.9 percent to $41.6 million, or $1.81 per common share, compared with $36.2 million, or $1.58 per common share, in the same period of 1996. Reasons for the increases are as discussed above.

         In the first quarter of 1997, a dividend of $0.135 per common share was declared by the Board of Directors to stockholders of record as of June 6, 1997, payable on June 20, 1997.

         FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $1,147.7 million at March 31, 1997, an increase of $10.4 million from year-end 1996. The increase in stockholders' equity is primarily composed of net income of $41.6 million, partially offset by a decrease in net unrealized appreciation of investments, net of deferred income taxes, of $15.3 million, net unrealized currency translation loss of $13.3 million and dividends of $3.1 million. Management believes that the liquidity of the Company has not materially changed since the end of 1996.

         Operating cash flow for the first quarter of 1997 decreased slightly compared to the same 1996 period primarily as a result of a decrease in underwriting cash flow from both domestic and international operations in the 1997 period.

         1997 ACCOUNTING STANDARD. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This standard simplifies the existing computational guidelines, revises the disclosure requirements and increases earnings per share
(EPS) comparability on an international basis. SFAS No. 128 also replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing net income by the number of weighted average common shares outstanding. In addition, a dual presentation of basic and diluted EPS must be shown on the face of the income statement for all entities with complex capital structures, which the Company is considered to have. Upon adoption of this standard, required at December 31, 1997 (with earlier adoption not permitted), all prior period information must be restated.

         Based upon the Company's interpretation of this standard, basic and diluted EPS would not differ materially from primary EPS as reported by the Company for the first quarters of 1997 and 1996 nor for any of the interim or annual periods presented in the Company's Form 10-K for the year ended December 31, 1996.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

          (a)  Exhibits
               See accompanying Exhibit index.

          (b) There were no reports on Form 8-K for the three months ended March 31, 1997.

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

                                        TRANSATLANTIC HOLDINGS, INC.
                                        ----------------------------
                                                (Registrant)


                                           /s/ STEVEN S. SKALICKY
                                           ----------------------
     `                                       Steven S. Skalicky
                              On behalf of the registrant and in his capacity as
                                       Senior Vice President - Controller
                                           (Chief Accounting Officer)

Dated May 14, 1997

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