Form 10-Q
period 1997-06-30
TRANSATLANTIC HOLDINGS INC
filed 1997-08-08
CIK 862510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to ________

                         Commission File Number 1-10545
                                                -------


                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  13-3355897
----------------------------------------      ----------------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification Number)


  80 Pine Street, New York, New York                         10005
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (212) 770-2000
                                                   -----------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997 34,548,641. (Adjusted for a 3-for-2 split of
                                  ----------
the common stock, paid July 18, 1997.)

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1997 and December 31, 1996

                                                                                      (Unaudited)
                                                                                          1997           1996
                                                                                          ----           ----
                               ASSETS                                               (in thousands, except share data)
Investments and cash:
      Fixed maturities:
          Bonds held to maturity, at amortized cost (market value: 1997-$1,336,225;
              1996-$1,182,713)                                                         $ 1,277,378   $ 1,125,133
          Bonds available for sale, at market value (amortized cost: 1997-$1,980,162;
              1996-$1,884,274)                                                           2,019,629     1,935,677
      Equities:
          Common stocks available for sale, at market value (cost: 1997-$294,246;
              1996-$289,938)                                                               446,684       386,723
          Nonredeemable preferred stocks available for sale, at market value
              (cost: 1997-$6,262; 1996-$6,276)                                               5,609         5,642
      Short-term investments, at cost which approximates market value                       27,587        59,191
      Cash and cash equivalents                                                             95,193        77,523
                                                                                       -----------   -----------
              Total investments and cash                                                 3,872,080     3,589,889
Accrued investment income                                                                   71,103        63,213
Premium balances receivable, net                                                           167,293       160,259
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                           167,272       162,739
      Other                                                                                240,381       205,105
Deferred acquisition costs                                                                  63,069        58,700
Prepaid reinsurance premiums                                                                30,592        26,617
Deferred income taxes                                                                       85,012        93,782
Other assets                                                                                23,095        18,837
                                                                                       -----------   -----------
              Total assets                                                             $ 4,719,897   $ 4,379,141
                                                                                       ===========   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                             $ 2,827,676   $ 2,733,055
Unearned premiums                                                                          365,724       343,936
Reinsurance balances payable                                                               151,416        62,534
Current income taxes payable                                                                31,147        20,356
Payable for securities in course of settlement                                              48,823        32,224
Other liabilities                                                                           53,377        49,730
                                                                                       -----------   -----------
              Total liabilities                                                          3,478,163     3,241,835
                                                                                       -----------   -----------
              Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                  --            --
Common Stock, $1.00 par value; shares authorized: 50,000,000;
      shares issued: 1997-35,348,641; 1996-23,812,796                                       35,349        23,813
Additional paid-in capital                                                                 195,173       201,930
Net unrealized appreciation of investments, net of deferred
      income taxes (1997-$66,938; 1996-$51,644)                                            124,314        95,910
Net unrealized currency translation (loss) gain                                             (4,362)        2,596
Retained earnings                                                                          901,260       823,057
Treasury Stock, at cost; 800,000 shares                                                    (10,000)      (10,000)
                                                                                       -----------   -----------
              Total stockholders' equity                                                 1,241,734     1,137,306
                                                                                       -----------   -----------
              Total liabilities and stockholders' equity                               $ 4,719,897   $ 4,379,141
                                                                                       ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended                 Six Months Ended
                                                                         June 30,                         June 30,
                                                                 1997              1996             1997            1996
                                                             -------------     -------------     ------------    ------------

                                                                            (in thousands, except per share data)
Income:
     Net premiums written                                    $ 309,788         $ 256,996         $ 612,896       $ 508,928
     (Increase) decrease in net unearned premiums               (3,758)              132           (22,685)        (29,539)
                                                             ---------         ---------         ---------       ---------
     Net premiums earned                                       306,030           257,128           590,211         479,389
     Net investment income                                      51,015            45,986           101,035          90,845
                                                             ---------         ---------         ---------       ---------
                                                               357,045           303,114           691,246         570,234
                                                             ---------         ---------         ---------       ---------
Expenses:
     Net losses and loss adjustment expenses                   223,659           185,980           435,587         355,503
     Net commissions                                            71,771            65,406           139,425         119,601
     Other operating expenses                                   10,725             8,121            20,529          16,058
     (Increase) decrease in deferred acquisition costs            (449)               75            (4,368)         (4,925)
                                                             ---------         ---------         ---------       ---------
                                                               305,706           259,582           591,173         486,237
                                                             ---------         ---------         ---------       ---------
                                                                51,339            43,532           100,073          83,997
Realized net capital gains                                       4,198             3,820             8,377           9,094
                                                             ---------         ---------         ---------       ---------
Operating income                                                55,537            47,352           108,450          93,091
Other deductions                                                  (514)             (189)             (959)           (640)
                                                             ---------         ---------         ---------       ---------
Income before income taxes                                      55,023            47,163           107,491          92,451
Income taxes                                                    11,879             9,404            22,726          18,462
                                                             ---------         ---------         ---------       ---------
     Net income                                              $  43,144         $  37,759         $  84,765       $  73,989
                                                             =========         =========         =========       =========
Net income per common share (a)                              $    1.25         $    1.10         $    2.45       $    2.15
                                                             =========         =========         =========       =========
Dividends per common share (a)                               $    0.10         $    0.08         $    0.19       $    0.16
                                                             =========         =========         =========       =========
Weighted average common shares outstanding (a)                  34,545            34,452            34,538          34,444
                                                             =========         =========         =========       =========

(a) Share and per share information have been adjusted for a 3-for-2 split of the common stock, paid July 18, 1997.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                   1997        1996
                                                                ---------   ---------
                                                                    (in thousands)
Net cash provided by operating activities                       $ 189,494   $ 165,408
                                                                ---------   ---------

Cash flows from investing activities:
      Proceeds of bonds available for sale sold                   209,639     220,867
      Proceeds of bonds held to maturity redeemed or matured       24,183      12,367
      Proceeds of bonds available for sale redeemed or matured     96,156      62,763
      Proceeds of equities sold                                    49,035      69,713
      Purchase of bonds held to maturity                         (175,834)   (140,118)
      Purchase of bonds available for sale                       (425,029)   (272,673)
      Purchase of equities                                        (48,107)    (84,837)
      Net proceeds (purchase) of short-term investments            31,604     (15,546)
      Change in payable for securities in course of settlement     16,599      21,512
      Other, net                                                   (2,910)      1,035
                                                                ---------   ---------
          Net cash used in investing activities                  (224,664)   (124,917)
                                                                ---------   ---------
Cash flows from financing activities:
      Dividends to stockholders                                    (6,562)     (5,522)
      Proceeds from common stock issued                               679         944
      Proceeds from reinsurance deposits                           58,858          --
      Other                                                         4,100          --
                                                                ---------   ---------
          Net cash from financing activities                       57,075      (4,578)
                                                                ---------   ---------
Effect of exchange rate changes on cash and cash equivalents       (4,235)       (267)
                                                                ---------   ---------
          Change in cash and cash equivalents                      17,670      35,646
Cash and cash equivalents, beginning of period                     77,523      47,832
                                                                ---------   ---------
          Cash and cash equivalents, end of period              $  95,193   $  83,478
                                                                =========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

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

2. Stock Split

      In the second quarter of 1997, Transatlantic Holdings, Inc. (the "Company") effected a 3-for-2 common stock split that was paid on July 18, 1997 to stockholders of record on June 27, 1997.

      With respect to the Balance Sheets, the effect of the split has been recorded in the second quarter of 1997. The Balance Sheet at December 31, 1996 has not been restated.

      With respect to the Statements of Operations, the net income per common share and dividend per common share amounts for each of the periods presented are based on the weighted average number of common shares outstanding, adjusted to reflect the 3-for-2 common stock split.

3. Reinsurance

      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                    Three Months Ended       Six Months Ended
                                    ------------------       ----------------
                                         June 30,                June 30,
                                         --------                --------
                                     1997       1996         1997        1996
                                     ----       ----         ----        ----
                                                 (in thousands)

Gross premiums written            $ 351,051   $ 338,779   $ 688,432   $ 615,561
Reinsurance ceded                   (41,263)    (81,783)    (75,536)   (106,633)
                                  ---------   ---------   ---------   ---------
Net premiums written              $ 309,788   $ 256,996   $ 612,896   $ 508,928
                                  =========   =========   =========   =========

Gross premiums earned             $ 345,139   $ 337,763   $ 661,772   $ 593,420
Reinsurance ceded                   (39,109)    (80,635)    (71,561)   (114,031)
                                  ---------   ---------   ---------   ---------
Net premiums earned               $ 306,030   $ 257,128   $ 590,211   $ 479,389
                                  =========   =========   =========   =========
Gross incurred losses and loss
  adjustment expenses             $ 253,305   $ 152,209   $ 489,454   $ 334,173
Reinsurance ceded                   (29,646)     33,771     (53,867)     21,330
                                  ---------   ---------   ---------   ---------
Net losses and loss adjustment
  expenses                        $ 223,659   $ 185,980   $ 435,587   $ 355,503
                                  =========   =========   =========   =========

4. Dividends

      During the second quarter of 1997, the Board of Directors of the Company declared a cash dividend of $3,450,000 or $0.10 per common share (post-split).

5. Income Taxes

      Income taxes paid, net, in the second quarter totaled $13,133,000 and $14,189,000 in 1997 and 1996, respectively. For the 1997 and 1996 six month periods, income taxes paid, net, totaled $17,379,000 and $13,598,000, respectively.

6. New Accounting Standards

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". A brief summary of this standard was presented in the first quarter 1997 Form 10-Q. Based upon the Company's interpretation of this standard, basic and diluted EPS would not differ materially from primary EPS as reported by the Company for the second quarters and first six months of 1997 and 1996 nor for any of the interim or annual periods presented in the Company's Form 10-K for the year ended December 31, 1996.

      In June 1997, the FASB adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions and other events and circumstances from non-owner sources and includes net income and all changes in stockholders' equity except those resulting from investments by owners and distribution to owners.

      This standard requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

      SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

      Also in June 1997, the FASB adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and requires presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. It also establishes standards for related disclosures about products and services, geographic areas and major customers, superseding most of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise".

      SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The enterprise must report information about the revenues derived, countries in which it earns revenues and holds assets and major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

      SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

7. Additional Information

      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1996 and Form 10-Q filing for the quarter ended March 31, 1997.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------
                                  JUNE 30, 1997
                                  -------------

OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                                     Three Months Ended                        Six Months Ended
                                          June 30,                                June 30,
                                ----------------------------            -----------------------------
                                1997        1996    % Change            1997        1996     % Change
                                ----------------------------            -----------------------------
                                                       (dollars in millions)
Net premiums written            $309.8    $257.0      20.5%             $612.9     $508.9      20.4%
Net premiums earned              306.0     257.1      19.0               590.2      479.4      23.1
Net investment income             51.0      46.0      10.9               101.0       90.8      11.2

      Net premiums written for the second quarter and first six months of 1997 were significantly higher than in the comparable prior year periods. With respect to the second quarter and six month periods, the increase in net premiums written in 1997 was principally due to growth from international locations, particularly in fire, allied lines and automobile liability lines. The large majority of international net premiums written growth emanated from Trans Re Zurich (TRZ). Acquired in the third quarter of 1996, TRZ added $45.1 million and $92.5 million to net premiums written for the second quarter and six months of 1997, respectively. Domestic net premiums written declined modestly in the current quarter and first six months of 1997 compared to the same prior year periods. International locations generated 50 percent and 49 percent of net premiums written in the second quarter and first six months of 1997, respectively, compared to 39 percent and 36 percent for the same 1996 periods. The reinsurance market worldwide remains highly competitive.

      The increase in net investment income in 1997 versus the comparable 1996 periods resulted from positive cash flow offset, in part, by generally lower available yields on bonds purchased as compared to yields on bonds disposed of in recent periods.

      The combined ratio was 99.7 for the second quarter of 1997 versus 100.9 for the second quarter of 1996. The second quarter loss and loss adjustment expense ratios for 1997 and 1996 were 73.1 and 72.3, respectively. The underwriting expense ratios for the second quarters of 1997 and 1996 were 26.6 and 28.6, respectively. This decrease was caused primarily by a decrease in the ratio of net commissions to net premiums written. For the first six months of 1997, the combined ratio was 99.9 versus 100.8 for the same prior year period. The loss ratios were 73.8 and 74.2, respectively. The first six months underwriting expense ratio was 26.1 versus 26.6 for the comparable prior year period.

      Realized net capital gains on the disposition of investments for the second quarter totaled $4.2 million in 1997 compared with $3.8 million for the same period of 1996. For the first six months of 1997 and 1996, realized net capital gains totaled $8.4 million and $9.1 million, respectively.

      Income before income taxes in the second quarter of 1997 increased 16.7 percent to $55.0 million from $47.2 million recorded in the same 1996 quarter. For the first six months of 1997, income before income taxes totaled $107.5 million versus $92.5 million in the comparable prior year period, an increase of
16.3 percent. The increases in income before income taxes in 1997 versus comparable 1996 periods are primarily due to improved underwriting results and increased net investment income in the 1997 periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
JUNE 30, 1997

      The effective tax rates for the second quarter and first six months of 1997 were 21.6 percent and 21.1 percent, respectively, versus 19.9 percent and
20.0 percent for the comparable 1996 periods. The effective tax rate for the full year of 1996 was 21.1 percent.

      Net income in the second quarter of 1997 increased 14.3 percent to $43.1 million, or $1.25 per common share, compared with $37.8 million, or $1.10 per common share, in the same period of 1996. For the first six months of 1997, net income increased 14.6 percent to $84.8 million, or $2.45 per common share, versus $74.0 million, or $2.15 per common share, for the first six months of 1996. Reasons for the increases are as discussed above. The per common share amounts discussed immediately above give effect to the 3-for-2 split of the common stock.

      COMMON STOCK SPLIT AND CASH DIVIDENDS. In May 1997, the Board of Directors of Transatlantic Holdings, Inc. declared a 3-for-2 split of the common stock that was paid July 18, 1997 to stockholders of record on June 27, 1997. Also at that time, the Board of Directors voted to increase the quarterly dividend by
11.1 percent to $0.10 per common share (post-split) to stockholders of record as of September 5, 1997, payable on September 19, 1997.

      FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $1,241.7 million at June 30, 1997, an increase of $104.4 million from year-end 1996. The increase in stockholders' equity is primarily composed of net income of $84.8 million, an increase in net unrealized appreciation of investments, net of deferred income taxes, of $28.4 million, partially offset by a net unrealized currency translation loss of $7.0 million and cash dividends of $6.6 million. The increase in net unrealized appreciation of investments, net of deferred income taxes, was comprised of an increase of $36.2 million from equity investments partially offset by a decrease of $7.8 million from bonds available for sale. Management believes that the liquidity of the Company has not materially changed since the end of 1996.

      Operating cash flow for the second quarter and first six months of 1997 exceeded the comparable 1996 periods due principally to increases in underwriting cash flow and cash flow from investment income.

      NEW ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". A brief summary of this standard was presented in the first quarter 1997 Form 10-Q. Based upon the Company's interpretation of this standard, basic and diluted EPS would not differ materially from primary EPS as reported by the Company for the second quarters and first six months of 1997 and 1996 nor for any of the interim or annual periods presented in the Company's Form 10-K for the year ended December 31, 1996.

      In June 1997, the FASB adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions and other events and circumstances from non-owner sources and includes net income and all changes in stockholders' equity except those resulting from investments by owners and distribution to owners.

      This standard requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
JUNE 30, 1997

      SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

      Also in June 1997, the FASB adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and requires presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. It also establishes standards for related disclosures about products and services, geographic areas and major customers, superseding most of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise".

      SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The enterprise must report information about the revenues derived, countries in which it earns revenues and holds assets and major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

      SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM #2 - CHANGES IN SECURITIES
-------------------------------

In the second quarter of 1997, Transatlantic Holdings, Inc. effected a 3-for-2 common stock split that was paid on July 18, 1997 to stockholders of record on June 27, 1997.

ITEM #4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

At the Company's Annual Meeting of Stockholders held on May 22, 1997, the stockholders (shares presented have not been adjusted for the 3-for-2 split of the common stock, paid July 18, 1997):

(a) elected nine directors as follows:

                                                  SHARES            SHARES NOT
     NOMINEE                 SHARES FOR          WITHHELD             VOTING
     -------                 ----------          --------             ------
James Balog                  21,340,974            87,930           1,597,318
Ikuo Egashira                21,230,974           197,930           1,597,318
John M. Fowler               21,230,974           197,930           1,597,318
Maurice R. Greenberg         21,340,974            87,930           1,597,318
John J. Mackowski            21,340,974            87,930           1,597,318
Edward E. Matthews           21,340,974            87,930           1,597,318
Robert F. Orlich             21,340,974            87,930           1,597,318
Howard I. Smith              21,231,474           197,430           1,597,318
Thomas R. Tizzio             21,340,974            87,930           1,597,318

(b) approved, by a vote of 21,415,812 shares to 906 shares, with 12,186 abstentions and 1,597,318 shares not voting, a proposal to select Coopers & Lybrand L.L.P. as independent accountants for 1998.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         (a)  Exhibits
              See accompanying Exhibit index.

         (b) There were no reports on Form 8-K for the three months ended June 30, 1997.

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

                                    TRANSATLANTIC HOLDINGS, INC.
                                    ----------------------------
                                            (Registrant)


                                       /s/ STEVEN S. SKALICKY
                                       ----------------------
                                           Steven S. Skalicky
                           On behalf of the registrant and in his capacity as
                                  Senior Vice President - Controller
                                       (Chief Accounting Officer)

Dated August 7, 1997

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