Form 10-Q
period 1997-09-30
TRANSATLANTIC HOLDINGS INC
filed 1997-11-13
CIK 862510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ____________ to ____________

                         Commission File Number 1-10545
                                                -------

                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    13-3355897
----------------------------------------  --------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

80 Pine Street, New York, New York                      10005
----------------------------------------  --------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (212) 770-2000
                                                      --------------------------

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

                              YES  X           NO
                                  ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of September 30, 1997      34,555,580.
                                            ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1997 and December 31, 1996

                                                                (Unaudited)
                                                                    1997          1996
                                                                -----------   -----------
                          ASSETS                             (in thousands, except share data)
Investments and cash:
 Fixed maturities:
  Bonds held to maturity, at amortized cost
   (market value: 1997-$1,327,532; 1996-$1,182,713)             $ 1,253,929   $ 1,125,133
  Bonds available for sale, at market value
   (amortized cost: 1997-$2,037,597; 1996-$1,884,274)             2,092,549     1,935,677
 Equities:
  Common stocks available for sale, at market value
   (cost: 1997-$312,588; 1996-$289,938)                             487,140       386,723
  Nonredeemable preferred stocks available for sale,
   at market value (cost: 1997-$5,015; 1996-$6,276)                   5,755         5,642
 Short-term investments, at cost which approximates
  market value                                                       16,699        59,191
 Cash and cash equivalents                                           72,640        77,523
                                                                -----------   -----------
    Total investments and cash                                    3,928,712     3,589,889
Accrued investment income                                            73,909        63,213
Premium balances receivable, net                                    166,162       160,259
Reinsurance recoverable on paid and unpaid losses and
 loss adjustment expenses:
  Affiliates                                                        169,820       162,739
  Other                                                             253,052       205,105
Deferred acquisition costs                                           66,489        58,700
Prepaid reinsurance premiums                                         26,829        26,617
Deferred income taxes                                                76,660        93,782
Other assets                                                         29,162        18,837
                                                                -----------   -----------
    Total assets                                                $ 4,790,795   $ 4,379,141
                                                                ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                      $ 2,849,381   $ 2,733,055
Unearned premiums                                                   380,267       343,936
Reinsurance balances payable                                        162,869        62,534
Current income taxes payable                                         20,786        20,356
Payable for securities in course of settlement                       23,126        32,224
Other liabilities                                                    46,878        49,730
                                                                -----------   -----------
    Total liabilities                                             3,483,307     3,241,835
                                                                -----------   -----------
    Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000           --            --
Common Stock, $1.00 par value; shares authorized: 50,000,000;
 shares issued: 1997-35,355,580; 1996-23,812,796                     35,356        23,813
Additional paid-in capital                                          195,337       201,930
Net unrealized appreciation of investments, net of deferred
 income taxes (1997-$80,586; 1996-$51,644)                          149,659        95,910
Net unrealized currency translation (loss) gain                      (8,621)        2,596
Retained earnings                                                   945,757       823,057
Treasury Stock, at cost; 800,000 shares                             (10,000)      (10,000)
                                                                -----------   -----------
    Total stockholders' equity                                    1,307,488     1,137,306
                                                                -----------   -----------
    Total liabilities and stockholders' equity                  $ 4,790,795   $ 4,379,141
                                                                ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,          September 30,
                                                  1997       1996        1997        1996
                                                --------   --------   ----------   --------

                                                   (in thousands, except per share data)
Income:
  Net premiums written                          $352,912   $321,708   $  965,808   $830,636
  Increase in net unearned premiums              (19,733)    (7,352)     (42,418)   (36,891)
                                                --------   --------   ----------   --------

  Net premiums earned                            333,179    314,356      923,390    793,745
  Net investment income                           53,025     51,291      154,060    142,136
                                                --------   --------   ----------   --------

                                                 386,204    365,647    1,077,450    935,881
                                                --------   --------   ----------   --------

Expenses:
  Net losses and loss adjustment expenses        249,118    234,859      684,705    590,362
  Net commissions                                 77,840     77,529      217,265    197,130
  Other operating expenses                        10,785      9,650       31,314     25,708
  Increase in deferred acquisition costs          (3,391)    (2,534)      (7,759)    (7,459)
                                                --------   --------   ----------   --------

                                                 334,352    319,504      925,525    805,741
                                                --------   --------   ----------   --------

                                                  51,852     46,143      151,925    130,140
Realized net capital gains                         9,183      4,311       17,560     13,405
                                                --------   --------   ----------   --------

Operating income                                  61,035     50,454      169,485    143,545
Other (deductions) income                           (330)       192       (1,289)      (448)
                                                --------   --------   ----------   --------

Income before income taxes                        60,705     50,646      168,196    143,097
Income taxes                                      12,749     11,085       35,475     29,547
                                                --------   --------   ----------   --------

  Net income                                    $ 47,956   $ 39,561   $  132,721   $113,550
                                                ========   ========   ==========   ========

Net income per common share (a)                 $   1.39   $   1.14   $     3.84   $   3.29
                                                ========   ========   ==========   ========

Dividends per common share (a)                  $   0.10   $   0.08   $     0.29   $   0.24
                                                ========   ========   ==========   ========

Weighted average common shares outstanding (a)    34,551     34,493       34,542     34,462
                                                ========   ========   ==========   ========

(a) Share and per share information reflect a 3-for-2 split of the common stock, paid July 18, 1997.


The accompanying notes are an integral part of the condensed consolidated financial statements.


                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                1997        1996
                                                              ---------   ---------

                                                                  (in thousands)
Net cash provided by operating activities                     $ 241,995   $ 254,411
                                                              ---------   ---------

Cash flows from investing activities:
   Proceeds of bonds available for sale sold                    262,853     418,442
   Proceeds of bonds held to maturity redeemed or matured        48,024      12,766
   Proceeds of bonds available for sale redeemed or matured     188,640      90,881
   Proceeds of equities sold                                     91,483     103,859
   Purchase of bonds held to maturity                          (175,834)   (176,747)
   Purchase of bonds available for sale                        (635,289)   (421,435)
   Purchase of equities                                        (100,310)   (142,114)
   Net proceeds (purchase) of short-term investments             42,492      (1,662)
   Change in payable for securities in course of settlement      (9,098)      2,001
   Investment in Trans Re Zurich, net of cash received               --     (66,479)
   Other, net                                                       (75)     (2,286)
                                                              ---------   ---------
     Net cash used in investing activities                     (287,114)   (182,774)
                                                              ---------   ---------
Cash flows from financing activities:
   Dividends to stockholders                                    (10,020)     (8,285)
   Proceeds from common stock issued                                850       2,450
   Net proceeds from reinsurance deposits                        49,881          --
   Other                                                          4,100          --
                                                              ---------   ---------
     Net cash from financing activities                          44,811      (5,835)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash equivalents     (4,575)     (1,334)
                                                              ---------   ---------
     Change in cash and cash equivalents                         (4,883)     64,468
Cash and cash equivalents, beginning of period                   77,523      47,832
                                                              ---------   ---------
     Cash and cash equivalents, end of period                 $  72,640   $ 112,300
                                                              =========   =========


The accompanying notes are an integral part of the condensed consolidated financial statements.


                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)

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

2. Per Common Share Information

      Net income per common share and dividends per common share for the periods presented are based on the weighted average number of common shares outstanding, and reflect a 3-for-2 common stock split that was paid on July 18, 1997 to stockholders of record on June 27, 1997.

3. Reinsurance

      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                  Three Months Ended        Nine Months Ended
                                  ------------------        -----------------
                                     September 30,            September 30,
                                     -------------            -------------
                                   1997        1996         1997         1996
                                ---------   ---------   -----------   ---------

                                                (in thousands)

Gross premiums written          $ 380,841   $ 371,955   $ 1,069,273   $ 987,516
Reinsurance ceded                 (27,929)    (50,247)     (103,465)   (156,880)
                                ---------   ---------   -----------   ---------

Net premiums written            $ 352,912   $ 321,708   $   965,808   $ 830,636
                                =========   =========   ===========   =========

Gross premiums earned           $ 364,871   $ 359,099   $ 1,026,643   $ 952,519
Reinsurance ceded                 (31,692)    (44,743)     (103,253)   (158,774)
                                ---------   ---------   -----------   ---------

Net premiums earned             $ 333,179   $ 314,356   $   923,390   $ 793,745
                                =========   =========   ===========   =========

Gross incurred losses and loss
 adjustment expenses            $ 265,922   $ 252,553   $   755,376   $ 586,726
Reinsurance ceded                 (16,804)    (17,694)      (70,671)      3,636
                                ---------   ---------   -----------   ---------

Net losses and loss adjustment
 expenses                       $ 249,118   $ 234,859   $   684,705   $ 590,362
                                =========   =========   ===========   =========

4. Dividends

      During the third quarter of 1997, the Board of Directors of Transatlantic Holdings, Inc. (the "Company") declared a cash dividend of $3,458,000 or $0.10 per common share.

5. Income Taxes

      Income taxes paid, net, in the third quarter totaled $19,147,000 and $17,352,000 in 1997 and 1996, respectively. For the 1997 and 1996 nine month periods, income taxes paid, net, totaled $36,526,000 and $30,950,000, respectively.

6. New Accounting Standard

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". A brief summary of this standard was presented in the first quarter 1997 Form 10-Q. Based upon the Company's interpretation of this standard, basic and diluted EPS would not differ materially from primary EPS as reported by the Company for the third quarters and first nine months of 1997 and 1996 nor for any of the interim or annual periods presented in the Company's Form 10-K for the year ended December 31, 1996.

7. Additional Information

      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1996 and Form 10-Q filings for the first two quarters of 1997.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------
                               SEPTEMBER 30, 1997
                               ------------------

OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                            Three Months Ended       Nine Months Ended
                              September 30,           September 30,
                       ------------------------  ------------------------
                       1997    1996    % Change  1997    1996    % Change
                       ------------------------  ------------------------
                                    (dollars in millions)

Net premiums written   $352.9  $321.7      9.7%  $965.8  $830.6     16.3%
Net premiums earned     333.2   314.4      6.0    923.4   793.7     16.3
Net investment income    53.0    51.3      3.4    154.1   142.1      8.4

      With respect to net premiums written, third quarter 1997 exceeded the same 1996 quarter as a result of comparable increases in domestic and international business. The most significant domestic increases were recorded in homeowners multi-peril, specialty casualty classes (particularly medical malpractice and accident and health lines) and surety, while international increases were most significant in automobile liability and automobile physical damage lines. On an overall basis, the large majority of the increase related to property lines. The reinsurance market worldwide remains highly competitive.

      In comparing the nine month periods, growth generally emanated from our international operations in both property and casualty lines, particularly from fire, allied lines, automobile liability, automobile physical damage and ocean marine lines. A large majority of the nine month international growth in net premiums written originated from Trans Re Zurich (TRZ). Acquired in the third quarter of 1996, TRZ added $141.6 million to net premiums written for the first nine months of 1997 compared to $40.7 million for the same prior year period. While domestic total net premiums written for the 1997 and 1996 nine month periods were level, the 1997 period reflected significant increases in homeowners multi-peril and specialty casualty classes (particularly medical malpractice and accident and health lines) and decreases in workers' compensation and automobile liability lines.

      International operations generated 48 percent and 49 percent of net premiums written in the third quarter and first nine months of 1997, respectively, compared to 47 percent and 40 percent for the same 1996 periods.

      The increase in net investment income in 1997 versus the comparable 1996 periods resulted from positive cash flow offset, in part, by generally lower available yields on bonds purchased as compared to yields on bonds disposed of in recent periods. As a regular tax basis taxpayer, Transatlantic Holdings, Inc. (the "Company") continues to increase the percentage of tax-exempt investments in its fixed income portfolio to benefit the Company's after-tax results. The lower rate of increase in net investment income for the third quarter of 1997 as compared to the nine month period resulted, in part, from the fact that TRZ's results are reflected in comparative quarters for the first time since its acquisition. TRZ contributed $12.6 million to net investment income for the first nine months of 1997 compared to $4.2 million for the first nine months of 1996.

      The combined ratio was 99.9 for the third quarter of 1997 versus 101.8 for the third quarter of 1996. The third quarter loss and loss adjustment expense ratios for 1997 and 1996 were 74.8 and 74.7, respectively. The underwriting expense ratios for the third quarters of 1997 and 1996 were 25.1 and 27.1, respectively. For the first nine months of 1997, the combined ratio was 99.9 versus 101.2 for the same prior year period. The loss ratios were 74.2 and 74.4, respectively. The first nine months underwriting expense ratio was 25.7 in 1997 versus 26.8 for the comparable prior year period. The decrease in the underwriting expense ratio for the quarter

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
SEPTEMBER 30, 1997

and nine month periods was caused by a decrease in the ratio of net commissions to net premiums written which resulted primarily from a slight change in the mix of business between periods.

      Realized net capital gains on the disposition of investments for the third quarter totaled $9.2 million in 1997 compared with $4.3 million for the same period of 1996. For the first nine months of 1997 and 1996, realized net capital gains totaled $17.6 million and $13.4 million, respectively.

      Income before income taxes in the third quarter of 1997 increased 19.9 percent to $60.7 million from $50.6 million recorded in the same 1996 quarter. For the first nine months of 1997, income before income taxes totaled $168.2 million versus $143.1 million in the comparable prior year period, an increase of 17.5 percent. The increases in income before income taxes in 1997 versus comparable 1996 periods are primarily due to improved underwriting results and increased net investment income and realized net capital gains in the 1997 periods.

      The effective tax rates for the third quarter and first nine months of 1997 were 21.0 percent and 21.1 percent, respectively, versus 21.9 percent and
20.6 percent for the comparable 1996 periods. The effective tax rate for the full year of 1996 was 21.1 percent.

      Net income in the third quarter of 1997 increased 21.2 percent to $48.0 million, or $1.39 per common share, compared with $39.6 million, or $1.14 per common share, in the same period of 1996. For the first nine months of 1997, net income increased 16.9 percent to $132.7 million, or $3.84 per common share, versus $113.6 million, or $3.29 per common share, for the first nine months of 1996. Reasons for the increases are as discussed above.

      In the third quarter of 1997, a dividend of $0.10 per common share was declared by the Board of Directors to stockholders of record as of December 5, 1997 payable on December 19, 1997.

      The per common share amounts discussed above reflect the 3-for-2 common stock split paid on July 18, 1997.

      FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $1,307.5 million at September 30, 1997, an increase of $170.2 million from year-end 1996. The increase in stockholders' equity is primarily composed of net income of $132.7 million, an increase in net unrealized appreciation of investments, net of deferred income taxes, of $53.7 million, partially offset by a net unrealized currency translation loss of $11.2 million and cash dividends of $10.0 million. The increase in net unrealized appreciation of investments, net of deferred income taxes, was comprised of an increase of $51.4 million from equity investments and an increase of $2.3 million from bonds available for sale. Management believes that the liquidity of the Company has not materially changed since the end of 1996.

      Operating cash flow for the third quarter and first nine months of 1997 decreased compared to the comparable 1996 periods due principally to decreases in underwriting cash flow partially offset by increases in net investment income received. A significant increase in paid losses due, in large part, to increased premium volume and a shift in the business mix towards lines with shorter loss payment patterns in recent years contributed significantly to the decreased underwriting cash flow.

      NEW ACCOUNTING STANDARD. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". A brief summary of this standard was presented in the first quarter 1997 Form 10-Q. Based upon the Company's interpretation of this standard, basic and diluted EPS would not differ materially from primary EPS as reported by the Company for the third quarters and first nine months of 1997 and 1996 nor for any of the interim or annual periods presented in the Company's Form 10-K for the year ended December 31, 1996.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)   Exhibits
            See accompanying Exhibit index.

      (b) There were no reports on Form 8-K for the three months ended September 30, 1997.

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

Dated November 12, 1997

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