Form 10-K405
period 1997-12-31
TRANSATLANTIC HOLDINGS INC
filed 1998-03-31
CIK 862510

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

                              For the fiscal year ended December 31, 1997

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

                   Yes ____X____                  No _________

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____X____

    The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 1998 was approximately $1,175,496,512 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    As of January 31, 1998, there were outstanding 34,605,271 shares of Common Stock, $1.00 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 21, 1998 are incorporated by reference in
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                             -----------
                                                        PART I
  Item  1.  Business.......................................................................................           1
  Item  2.  Properties.....................................................................................          19
  Item  3.  Legal Proceedings..............................................................................          19
  Item  4.  Submission of Matters to a Vote of Security Holders............................................          19

                                                        PART II
  Item  5.  Market for the Registrant's Common Stock and Related Stockholder Matters.......................          21
  Item  6.  Selected Financial Data........................................................................          22
  Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........          23
  Item  8.  Financial Statements and Supplementary Data....................................................          31
  Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          55

                                                       PART III
  Item 10.  Directors and Executive Officers of the Registrant.............................................          55
  Item 11.  Executive Compensation.........................................................................          55
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................          55
  Item 13.  Certain Relationships and Related Transactions.................................................          55

                                                        PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          56

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

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Transatlantic Holdings, Inc. (the "Company") is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (Putnam), the Company's name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company (TRC) in exchange for shares of common stock of the Company (the "Share Exchange"). Prior to the Share Exchange, American International Group, Inc. (AIG) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company's outstanding common stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company's common stock in a registered public offering, with the result that approximately 35% of the Company's outstanding common stock became publicly owned. From June 1990 through December 31, 1997, an additional 12.2% of the Company's outstanding common stock has become publicly owned as a result of sales by certain of such stockholders. At December 31, 1997, AIG beneficially owned approximately 49% of the Company's outstanding common stock.

    The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich
(TRZ), acquired in 1996 (See Note 1 of Notes to Consolidated Financial Statements), and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on a treaty and facultative basis, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states, Puerto Rico, Guam and the District of Columbia in the United States. TRC is licensed by the federal government of and seven provinces in Canada. TRC is also licensed in Japan, the United Kingdom and the Dominican Republic and is registered or authorized as a foreign reinsurer in Peru, Colombia, Argentina (where it also maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), Brazil (where, as of early 1998, it maintains a representative office in Rio de Janeiro, Transatlantic Re (Brasil) Ltda.) Chile, Mexico, Ecuador, Guatemala, Venezuela and France. In addition, TRC is licensed in the Hong Kong Special Administrative Region, People's Republic of China, and maintains a branch in Hong Kong. Also, TRC is authorized to maintain a representative office in Shanghai, People's Republic of China. This office opened in early 1998. TRZ is licensed as a reinsurer in Switzerland. TRH's (Transatlantic Holdings, Inc. and its subsidiaries) principal lines of reinsurance include general liability (including directors' and officers' liability and other professional liability), medical malpractice, automobile liability (including nonstandard risks), ocean marine and aviation and surety and credit in the casualty lines, and fire and allied lines in the property lines. Reinsurance is provided for most major lines of insurance on both excess-of-loss and pro rata bases.

    Each of TRC and Putnam is currently rated "A++ (Superior)", the highest rating classification, by A.M. Best Company (Best's) and "AA", the second highest major rating classification, by Standard and Poor's Corporation (S&P). TRZ is rated "A-" by S&P. Best's and S&P are independent industry rating organizations. A publication of Best's indicates that the "A++ (Superior)" rating is assigned to those companies which in Best's opinion have, on balance, superior financial strength, operating performance and market profile when compared to standards of the property and casualty insurance industry established by Best's and that have a very strong ability to meet their ongoing obligations to policyholders. A publication of S&P advises that insurers who receive a claims-paying ability rating of "AA" offer excellent financial security, and their capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions, and that insurers who receive a claims-paying ability rating of "A-" offer good financial security, but capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. These ratings are based upon factors that may be of concern to policy or contract holders, but may not reflect the considerations applicable to an equity investment in an insurance or reinsurance company.

    The statutory surplus of TRC of $1,163.9 million, as of December 31, 1997, ranked TRC as the 5th largest domestic reinsurer according to statistics distributed by the Reinsurance Association of America. Although TRC and its wholly-owned subsidiary, Putnam, are separate entities, together they would have ranked as the 4th largest domestic reinsurer based upon combined statutory net premiums written of $1,119.4 million and 6th based upon combined statutory net income of $161.6 million for the year ended December 31, 1997, according to such statistics.

THE REINSURANCE BUSINESS

    Reinsurance is an arrangement whereby one or more insurance companies, the "reinsurer," agrees to indemnify another insurance company, the "ceding company," for all or part of the insurance risks underwritten by the ceding company. Reinsurance can provide certain basic benefits to the ceding company. It reduces net liability on individual risks, thereby enabling the ceding company to underwrite more business than its own resources can support; it provides catastrophe protection to lessen the impact of large or multiple losses; it stabilizes results by leveling fluctuations in the ceding company's loss ratio; and it helps the ceding company maintain acceptable surplus and reserve ratios.

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

GENERAL

    TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. A portion of the reinsurance written by TRH is assumed from AIG and its subsidiaries (the "AIG Group") and therefore reflects their underwriting philosophy and diversified insurance products. Approximately $181 million (12%), $232 million (18%) and $189 million (17%) of gross premiums written by TRH in the years 1997, 1996 and 1995, respectively, were attributable to reinsurance purchased by the AIG Group. (For a discussion of TRH's business with the AIG Group, see "Relationship with the AIG Group.")

    In 1997, TRH's activities in the United States were conducted through its worldwide headquarters in New York and its regional office in Chicago, which underwrites facultative business only. All domestic treaty business is underwritten by, or under the close supervision of, senior officers of TRH located in New York. TRH's headquarters in New York, the Miami office (underwriting business from Latin America and the Caribbean) and international offices in Toronto, London, Paris, Zurich, Hong Kong and Tokyo can offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Rio de Janeiro and Shanghai; the latter two offices opened in early 1998. Non-U.S. business (representing risks underwritten by the Miami office and the other international offices) accounted for approximately 48%, 40% and 31% of net premiums written in 1997, 1996 and 1995, respectively. In 1997, the most significant increases in international net premiums written emanated from TRZ and the Paris branch. The increase in TRZ net premiums written was due, in large part, to the inclusion of a full year of net premiums written in 1997 ($172.3 million) compared to six months net premiums written in 1996 ($78.2 million), when TRZ was acquired. These increases in international net premiums written were primarily reported in treaty business. In addition, London branch net premiums written in 1997 totaled $274.1 million, or 21% of worldwide net premiums written. (For a discussion of certain conditions associated with international business see "Regulation" and Note 12 of Notes to Consolidated Financial Statements.)

    Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 67% of net premiums written in each of 1997, 1996 and 1995. As a general matter, due to the longer period of time necessary to settle casualty claims, casualty reinsurance underwriting tends to involve variables (such as those discussed in the paragraph immediately following) that are not as predictable as those in property reinsurance underwriting. The greater degree of uncertainty associated with casualty business as a result of these variables may produce a more volatile result over a period of time, although property reinsurance, including property catastrophe business, is also subject to significant year to year volatility due to major natural disasters. TRH also seeks to focus on more complex risks within the casualty and property lines, and to adjust its mix of business to take advantage of market opportunities.

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

    The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated:(5)

                                                              YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------------------------
                                                                                                          NET
                                                                                                    LOSSES AND LOSS
                               NET PREMIUMS WRITTEN              NET PREMIUMS EARNED              ADJUSTMENT EXPENSES
                          -------------------------------  -------------------------------  -------------------------------

                            1997       1996       1995       1997       1996       1995       1997       1996       1995
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                (dollars in millions)
Casualty
  General
    Liability(1)(4).....  $   185.9  $   203.7  $   241.0  $   187.9  $   213.8  $   235.7  $   141.9  $   183.4  $   214.7
  Medical Malpractice...      129.8      131.9      115.7      133.0      135.6      111.2      113.0      121.1       89.1
  Automobile Liability..      223.9      168.7      138.3      201.8      161.9      128.3      161.6      156.9       95.9
  Ocean Marine and
    Aviation(2)(4)......      179.5      142.0      113.9      180.5      143.3      112.4      147.1      100.2      119.1
  Surety, Credit and
    Fidelity(2)(3)......       84.5       68.1       37.3       74.6       60.2       35.1       60.9       37.2       19.5
  Other(2)(3)...........       64.7       45.8       30.2       51.8       46.9       29.9       27.8       39.4       12.8
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total Casualty......      868.3      760.2      676.4      829.6      761.7      652.6      652.3      638.2      551.1
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Property(4)
  Fire(4)...............      205.8      190.3      129.1      210.4      174.1      146.3      149.3      107.0       76.2
  Allied Lines(3).......       59.6       68.7       75.9       69.8       70.1       63.3       39.3       29.7       40.8
  Homeowners Multiple
    Peril...............       71.4       34.8       49.3       55.2       41.1       48.2       36.8       19.0       31.8
  Auto Physical
    Damage..............       45.2       32.3       12.2       44.0       23.6       12.6       32.1       18.2        7.7
  Other(2)(3)...........       43.8       56.2       66.3       50.3       60.0       58.2       23.2       29.4       39.3
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total Property......      425.8      382.3      332.8      429.7      368.9      328.6      280.7      203.3      195.8
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total.............  $ 1,294.1  $ 1,142.5  $ 1,009.2  $ 1,259.3  $ 1,130.6  $   981.2  $   933.0  $   841.5  $   746.9
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                   LOSS AND LOSS
                                ADJUSTMENT EXPENSE
                                       RATIO
                          -------------------------------
                            1997       1996       1995
                          ---------  ---------  ---------
Casualty
  General
    Liability(1)(4).....       75.5       85.8       91.1
  Medical Malpractice...       84.9       89.3       80.2
  Automobile Liability..       80.1       96.9       74.8
  Ocean Marine and
    Aviation(2)(4)......       81.5       69.9      106.0
  Surety, Credit and
    Fidelity(2)(3)......       81.6       61.8       55.5
  Other(2)(3)...........       53.7       83.8       42.9
    Total Casualty......       78.6       83.8       84.5
Property(4)
  Fire(4)...............       71.0       61.5       52.1
  Allied Lines(3).......       56.3       42.3       64.5
  Homeowners Multiple
    Peril...............       66.5       46.2       65.9
  Auto Physical
    Damage..............       72.9       77.2       60.9
  Other(2)(3)...........       46.3       49.0       67.4
    Total Property......       65.3       55.1       59.6
      Total.............       74.1       74.4       76.1

------------------------------
(1) A significant portion of this line includes more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability, errors and omissions and environmental impairment liability.

(2) In 1997, development on reserves held at December 31, 1996 significantly decreased the loss ratios in other casualty and other property lines and significantly increased the loss ratios in ocean marine and aviation, and the surety, credit and fidelity area.

(3) In 1996, development on reserves held at December 31, 1995 significantly decreased the loss ratios in other casualty, allied lines and other property lines and significantly increased the loss ratio in surety, credit and fidelity.

(4) In 1995, development on reserves held at December 31, 1994 significantly increased the loss ratios in the general liability and ocean marine and aviation lines and decreased the loss ratio in the property lines, particularly fire. Also in 1995, included in net losses and loss adjustment expenses are $4.5 million from the Kobe, Japan earthquake in the property lines.

(5) See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of TRH's underwriting components.

    Treaty reinsurance constitutes the larger portion of TRH's business, accounting for 94%, 90% and 87% of net premiums written in 1997, 1996 and 1995, respectively.

    The following table presents certain information concerning TRH's treaty and facultative business for the periods indicated:

                                                                            TREATY
                                                               ---------------------------------
                                                                   YEARS ENDED DECEMBER 31,
                                                               ---------------------------------

                                                                1997(1)    1996(2)      1995
                                                               ---------  ---------  -----------
                                                                         (in millions)
Gross premiums written.......................................  $ 1,323.5  $ 1,145.0   $   959.1
Net premiums written.........................................    1,214.4    1,033.7       879.9
Net premiums earned..........................................    1,163.9    1,013.0       854.8

                                                                          FACULTATIVE
                                                               ---------------------------------
                                                                   YEARS ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                1997(1)     1996        1995
                                                               ---------  ---------  -----------
                                                                         (in millions)
Gross premiums written.......................................  $   139.8  $   170.9   $   177.8
Net premiums written.........................................       79.7      108.8       129.3
Net premiums earned..........................................       95.4      117.6       126.4

------------------------------
(1) In 1997 compared to 1996, international treaty premiums increased in auto liability, auto physical damage, fire and allied lines. The majority of these increases resulted from the inclusion of a full year of TRZ premiums in 1997 versus six months data reflected in 1996, following its acquisition in the third quarter of that year by TRH. Facultative business comprises a small portion of overall international premiums. Domestically, treaty premium decreases in general casualty, allied lines and automobile liability were partially offset by increases in homeowners multiple peril, aircraft and accident and health lines. Domestic facultative premiums declined in property and general casualty classes, partially offset by modest increases in specialty casualty classes.

(2) In 1996 compared to 1995, treaty premiums increased significantly in automobile liability (including nonstandard risks), ocean marine, surety and credit, other casualty, medical malpractice and other property lines. Treaty premiums also increased significantly in the fire line, principally from international business. Treaty premium decreases were recorded in the general liability line, including certain specialty casualty classes. International operations contributed significantly to treaty premium growth. (See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of premium fluctuations.)

TREATY REINSURANCE

    Treaty reinsurance accounted for approximately $1,323.5 million of gross premiums written and $1,214.4 million of net premiums written in 1997, approximately 67% of which resulted from casualty lines treaties, with the remainder from property lines treaties. Approximately 64% of treaty gross premiums written in 1997 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 8% of treaty gross premiums written in 1997 were attributable to the AIG Group. Such premiums were primarily written on a pro rata basis. The majority of TRH's non-AIG Group treaty premiums were also written on a pro rata basis. As pro rata business is a proportional sharing of premiums and losses among ceding company and reinsurer, generally, the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business.

    TRH's treaty business consists primarily of lines of business within general liability (including other professional liability), medical malpractice, automobile liability, ocean marine and aviation, surety and credit, fire and allied lines. A significant portion of TRH's business within these lines (primarily general liability and medical malpractice) is derived from certain more complex risks. TRH also underwrites non-traditional reinsurance, which blends funding characteristics with more traditional risk transfer.

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

    TRH currently has approximately 4,522 treaties in effect for the current underwriting year. In 1997, no single treaty exceeded 3% of treaty gross premiums written. No ceding company accounted for more than 4% of total treaty gross premiums written in 1997 other than AIG Group companies (see "Relationship with the AIG Group") and Lloyd's of London, which accounted for 10% of treaty gross premiums written.

    Non-U.S. treaty business accounted for approximately 47% of TRH's total net premiums written for the year ended December 31, 1997.

FACULTATIVE REINSURANCE

    During 1997, TRH wrote approximately $139.8 million of gross premiums written and $79.7 million of net premiums written of facultative reinsurance, approximately 72% of which represented casualty risks with the balance comprising property risks. These amounts were lower than in 1996 due to significant competition. The majority of facultative gross premiums written in 1997 represented facultative reinsurance written on an excess-of-loss basis. Facultative coverages are generally offered for most lines of business. However, the great majority of premiums are within the other liability (including specialty casualty classes) and fire lines. Underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 54% of facultative gross premiums written in 1997 were attributable to AIG Group companies. Except for AIG Group companies, no single ceding company accounted for more than 5% of total facultative gross premiums written in 1997. Non-U.S. facultative business accounted for approximately 2% of TRH's total net premiums written for the year ended December 31, 1997.

RETENTION LEVELS AND RETROCESSION ARRANGEMENTS

    TRC and Putnam enter into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing gross premium writings and risk capacity without requiring additional capital.

    Under TRH's underwriting guidelines and retrocession arrangements in effect at the end of 1997 for property treaty risks, generally, the maximum net retention for property catastrophe excess-of-loss contracts is $9.0 million, with a quota share retrocession of up to $6.0 million, for a maximum gross underwriting capacity of $15.0 million. For other property treaty risks, the maximum net retention and gross capacity is generally $5.0 million.

    For property facultative risks, TRH's worldwide offices may retain a maximum of $2.0 million, with retrocession of up to an additional $18.0 million, for a maximum gross underwriting capacity of $20.0 million. Certain facultative retrocessions are subject to a per event aggregate limit.

    TRH's net property account is further protected by catastrophe reinsurance as described immediately following the table below.

    For treaty casualty risks, the maximum net retention and maximum retrocession are $5.0 million. For facultative casualty risks, the maximum retention and maximum retrocession are $5.8 million and $4.2 million, respectively. For both treaty and facultative casualty risks, the maximum gross capacity is $10.0 million.

    The following table illustrates TRH's maximum net retention, maximum retrocession and maximum gross capacity under its underwriting guidelines at the end of 1997:

                                                                                                     MAXIMUM
                                                                    MAXIMUM NET        MAXIMUM        GROSS
                                                                     RETENTION      RETROCESSION    CAPACITY
                                                                 -----------------  -------------  -----------
                                                                                    (in millions)
Property
    Treaty
        Catastrophe excess-of-loss.............................      $     9.0        $     6.0     $    15.0
        Other..................................................            5.0               --           5.0
    Facultative................................................            2.0             18.0          20.0
Casualty
    Treaty.....................................................            5.0              5.0          10.0
    Facultative................................................            5.8              4.2          10.0

    The entire net property book worldwide was protected by reinsurance providing up to $63.6 million of coverage for one event and $91 million in the aggregate in 1997, in excess of a retention of $17.5 million for the first event and $15.0 million for subsequent events. In 1997, with respect to workers' compensation, TRH maintained a catastrophe program that provided $30 million of coverage per occurrence for treaty and facultative business combined after a deductible of $3 million is exhausted. From time to time TRH also purchases per event retrocession coverages.

    Average gross lines and net retentions on risks assumed historically have been smaller than the maximums permissible under the underwriting guidelines. Underwriting guidelines, including gross lines and net retention levels, may be changed and limited exceptions are made by TRH from time to time. For example, in casualty clash business, where ceding companies use reinsurance to control losses from various insured parties involved in the same event, our maximum net retention and gross capacity is $10 million.

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

    As of December 31, 1997, TRH had in place 48 active retrocessional arrangements for current and prior underwriting years with 339 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses totaled $402.2 million. (See Note 11 of Notes to Consolidated Financial Statements for amounts recoverable from AIG Group companies.)

MARKETING

    TRH provides property and casualty reinsurance capacity through brokers and directly to insurance and reinsurance companies in both the domestic and international markets. TRH believes its worldwide network of offices and its relationship with the AIG Group help position TRH to take advantage of market opportunities.

    AIG Group business is obtained directly from the ceding company. No ceding company, other than the AIG Group companies, has accounted for more than 10% of TRH's revenues in any of the last five years.

    Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 1997, approximately 87% of TRH's non-AIG Group business was written through brokers and the balance was written directly. Companies controlled by Aon Corporation, TRH's largest brokerage source of business, accounted for 16% of TRH's consolidated revenues and 17% of gross premiums written in 1997. In addition, TRH's largest 10 brokers accounted for an aggregate of approximately 51% of such gross premiums written. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business.

    Brokers do not have the authority to bind TRH with respect to reinsurance agreements, nor does TRH commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by TRH.

    Effective January 1, 1995, TRC and Putnam entered into a quota share reinsurance agreement whereby TRC ceded 5% of its total reinsurance liabilities, net of retrocessions, to Putnam. Thereafter, TRC cedes 5% of its assumed reinsurance, net of other retrocessions, to Putnam pursuant to this quota share reinsurance agreement. Presently all of Putnam's business is assumed from TRC pursuant to this quota share reinsurance agreement. From January 1, 1991 through December 31, 1994, TRC ceded 33% of its assumed reinsurance, net of other retrocessions, to Putnam, pursuant to an agreement with terms similar to the current agreement discussed immediately above. These agreements were entered into for operational reasons and are believed to have had no material impact on TRH's financial position or results of operations.

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

    TRH's reserves as of December 31, 1997 include $74 million related to environmental impairment and asbestos-related illnesses. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 2(e) of Notes to Consolidated Financial Statements for further discussion.)

    The "Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development" which follows presents the development of balance sheet loss and loss adjustment expense reserves for calendar years 1987 through 1997. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $691.0 million as of December 31, 1988, by the end of 1997 (nine years later) $539.9 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $691.0 million was reestimated to be $781.9 million at December 31, 1997. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $14.6 million at December 31, 1997 related to December 31, 1996 net loss and loss adjustment expense reserves of $2,383.5 million, represents the cumulative amount by which net reserves for 1996 have developed favorably during 1997.

    Each amount other than the original reserves in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1990 for $150,000 was first reserved in 1987 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1987 through 1989 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

     ANALYSIS OF CONSOLIDATED NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE
                              DEVELOPMENT(1)(2)(3)

                                  1987       1988       1989        1990        1991        1992
                                ---------  ---------  ---------  ----------  ----------  ----------

                                                          (in thousands)
Net unpaid losses and loss
  adjustment expenses,
  December 31:(4).............  $ 572,960  $ 691,046  $ 889,742  $1,064,214  $1,241,160  $1,386,092
Paid (cumulative) as of:
  One year later..............    194,121    149,228    170,680     190,484     198,463     281,641
  Two years later.............    285,165    235,860    303,175     336,547     396,739     497,557
  Three years later...........    336,310    313,810    383,518     443,578     526,776     633,737
  Four years later............    386,151    355,899    460,239     534,824     614,555     760,091
  Five years later............    409,918    406,292    519,814     586,303     699,667     851,734
  Six years later.............    443,588    446,659    550,019     645,657     770,270
  Seven years later...........    472,656    463,757    599,451     703,101
  Eight years later...........    482,986    505,859    643,240
  Nine years later............    519,816    539,889
  Ten years later.............    550,331
Net liability reestimated as
  of:(4)
  End of year.................    572,960    691,046    889,742   1,064,214   1,241,160   1,386,092
  One year later..............    568,273    682,449    887,830   1,062,280   1,238,929   1,409,008
  Two years later.............    571,650    665,867    887,991   1,072,552   1,250,809   1,425,146
  Three years later...........    572,610    682,267    909,820   1,084,635   1,260,763   1,426,424
  Four years later............    602,847    711,611    928,640   1,095,054   1,268,476   1,437,271
  Five years later............    645,100    737,070    942,530   1,102,404   1,269,583   1,426,466
  Six years later.............    674,925    754,906    947,862   1,110,499   1,252,455
  Seven years later...........    695,593    758,012    963,041   1,096,961
  Eight years later...........    700,721    778,386    956,346
  Nine years later............    721,441    781,924
  Ten years later.............    735,917
  Net (deficiency)
    redundancy................  $(162,957) $ (90,878) $ (66,604) $  (32,747) $  (11,295) $  (40,374)

                                  1993        1994        1995        1996        1997
                               ----------  ----------  ----------  ----------  ----------

Net unpaid losses and loss
  adjustment expenses,
  December 31:(4)............. $1,503,389  $1,727,380  $1,985,786  $2,383,528  $2,522,728
Paid (cumulative) as of:
  One year later..............    312,923     338,947     396,647     549,635
  Two years later.............    506,681     594,508     685,485
  Three years later...........    681,388     797,841
  Four years later............    824,468
  Five years later............
  Six years later.............
  Seven years later...........
  Eight years later...........
  Nine years later............
  Ten years later.............
Net liability reestimated as
  of:(4)
  End of year.................  1,503,389   1,727,380   1,985,786   2,383,528   2,522,728
  One year later..............  1,518,361   1,723,926   1,978,062   2,368,965
  Two years later.............  1,516,299   1,729,924   1,961,041
  Three years later...........  1,522,635   1,718,844
  Four years later............  1,511,825
  Five years later............
  Six years later.............
  Seven years later...........
  Eight years later...........
  Nine years later............
  Ten years later.............
  Net (deficiency)
    redundancy................ $   (8,436) $    8,536  $   24,745  $   14,563

                                                   (Footnotes on following page)

(Table on preceding page)
------------------------------
(1) This table excludes data related to TRZ, a non-U.S. subsidiary acquired in the third quarter of 1996, for 1995 and prior years as such data is not available.

(2) This table is on a calendar year basis and does not present accident or underwriting year data.

(3) Data have been affected by transactions between TRH and the AIG Group. (See "Relationship with the AIG Group" and Notes 9 and 11 of Notes to Consolidated Financial Statements.)

(4) Represents gross liability for unpaid losses and loss adjustment expenses net of related reinsurance recoverable.

ANALYSIS OF NET UNPAID LOSSES AND
LOSS ADJUSTMENT EXPENSES AND
NET REESTIMATED LIABILITY(1)             1992         1993         1994         1995         1996         1997
------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                     (in thousands)
End of year:
Gross liability.....................  $ 1,769,486  $ 1,890,178  $ 2,167,316  $ 2,388,155  $ 2,733,055  $ 2,918,782
Related reinsurance recoverable.....      383,394      386,789      439,936      402,369      349,527      396,054
                                      -----------  -----------  -----------  -----------  -----------  -----------
Net liability.......................  $ 1,386,092  $ 1,503,389  $ 1,727,380  $ 1,985,786  $ 2,383,528  $ 2,522,728
                                      -----------  -----------  -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------  -----------  -----------
One year later:
Gross reestimated liability.........  $ 1,807,550  $ 1,930,343  $ 2,138,947  $ 2,326,770  $ 2,755,288
Reestimated related reinsurance
  recoverable.......................      398,542      411,982      415,021      348,708      386,323
                                      -----------  -----------  -----------  -----------  -----------
Net reestimated liability...........  $ 1,409,008  $ 1,518,361  $ 1,723,926  $ 1,978,062  $ 2,368,965
                                      -----------  -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------  -----------
Two years later:
Gross reestimated liability.........  $ 1,857,100  $ 1,945,407  $ 2,091,724  $ 2,340,639
Reestimated related reinsurance
  recoverable.......................      431,954      429,108      361,800      379,598
                                      -----------  -----------  -----------  -----------
Net reestimated liability...........  $ 1,425,146  $ 1,516,299  $ 1,729,924  $ 1,961,041
                                      -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------
Three years later:
Gross reestimated liability.........  $ 1,875,877  $ 1,894,754  $ 2,110,823
Reestimated related reinsurance
  recoverable.......................      449,453      372,119      391,979
                                      -----------  -----------  -----------
Net reestimated liability...........  $ 1,426,424  $ 1,522,635  $ 1,718,844
                                      -----------  -----------  -----------
                                      -----------  -----------  -----------
Four years later:
Gross reestimated liability.........  $ 1,818,521  $ 1,909,734
Reestimated related reinsurance
  recoverable.......................      381,250      397,909
                                      -----------  -----------
Net reestimated liability...........  $ 1,437,271  $ 1,511,825
                                      -----------  -----------
                                      -----------  -----------
Five years later:
Gross reestimated liability.........  $ 1,849,050
Reestimated related reinsurance
  recoverable.......................      422,584
                                      -----------
Net reestimated liability...........  $ 1,426,466
                                      -----------
                                      -----------
Gross (deficiency) redundancy as of
  December 31, 1997.................  $   (79,564) $   (19,556) $    56,493  $    47,516  $   (22,233)
                                      -----------  -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------  -----------

--------------------------
(1) This table excludes data related to TRZ for 1995 and prior years.

    The trend depicted in the latest development year in the reestimated net liability portion of the "Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development" table and in the "Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability" table reflects net favorable development. Net favorable development was recorded in 1997 on losses occurring in years subsequent to 1986 in the other liability line, in 1996 in the medical malpractice line and in 1995 and 1994 in certain property lines. These reductions to incurred losses were partially offset by net adverse development in 1997 on losses occurring in 1996 in aircraft and surety lines, in 1995 and 1994 in the medical malpractice line, and in 1983 and prior in the other liability line. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

    The deficiencies shown in the table for the reserves carried for all years prior to 1994 generally reflect the adverse development for losses occurring from 1981 to 1985 which is common throughout the industry. A number of industry and external factors combined during this period to drive loss frequency and severity to unexpectedly high levels.

    From 1987 to 1991, casualty business generally had increased as a percentage of net premiums written. As a result of this change in the underlying book of business, TRH believes that the length of time needed for TRH's unpaid loss and loss adjustment expense reserves to be ultimately paid for those years will generally continue to increase. For 1992 through 1997, the length of time needed for reserves to be ultimately paid may decrease compared to 1991 due, in large part, to a shift in the business mix towards lines with shorter loss payment patterns and the return of loss and loss adjustment expense reserves associated with the reduced participation in one of TRH's then largest assumed treaties from 1992 through 1995.

    The increase in the level of net losses and loss adjustment expenses paid in respect of reserves carried at December 31, 1987 was due to certain treaties with the AIG Group. Because of the nature of such treaties, the payment of losses occurred earlier than would be expected given the payment pattern for overall TRH losses excluding these treaties. Cumulative losses paid Two Years Later, of $285.2 million, relating to reserves held at December 31, 1987, include amounts paid under such treaties of $86 million. TRH has no remaining liability with respect to these treaties.

    The following table presents a reconciliation of beginning and ending net reserve balances for the years indicated. For TRH, there is no difference in reserves for losses and loss adjustment expenses net of reinsurance recoverable on unpaid losses and loss adjustment expenses whether determined in accordance with generally accepted accounting principles or statutory accounting principles.

                           RECONCILIATION OF RESERVE
                  FOR NET LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                                     1997        1996        1995
                                                                  ----------  ----------  ----------
                                                                            (in thousands)
Reserve for net unpaid losses and loss adjustment expenses at beginning of year(1)..........................................  $2,383,528  $1,985,786  $1,727,380
                                                                  ----------  ----------  ----------
Trans Re Zurich reserves acquired, as of acquisition date.......          --     176,260          --
                                                                  ----------  ----------  ----------
Net losses and loss adjustment expenses incurred in respect of losses occurring in:
    Current year................................................     947,578     849,235     750,326
    Prior years.................................................     (14,563)     (7,724)     (3,454)
                                                                  ----------  ----------  ----------
      Total.....................................................     933,015     841,511     746,872
                                                                  ----------  ----------  ----------
Net losses and loss adjustment expenses paid in respect of
  losses occurring in:
    Current year................................................     244,180     172,875     149,519
    Prior years.................................................     549,635     447,154     338,947
                                                                  ----------  ----------  ----------
      Total.....................................................     793,815     620,029     488,466
                                                                  ----------  ----------  ----------
Reserve for net unpaid losses and loss adjustment expenses at end of year(1)................................................  $2,522,728  $2,383,528  $1,985,786
                                                                  ----------  ----------  ----------
                                                                  ----------  ----------  ----------

--------------------------
(1) In TRH's balance sheet and in accordance with Statement of Financial Accounting Standards (SFAS) No. 113, unpaid losses and loss adjustment expenses are presented before deduction of related reinsurance recoverable. (See Notes 2 and 5 of Notes to Consolidated Financial Statements.)

    In each of 1997, 1996 and 1995, the increase in current year paid losses compared to the prior year is attributable, in large part, to increases in premium volume and a shift in the business mix to lines with shorter payment patterns in recent years. (See Management's Discussion and Analysis of Financial Condition and Results of Operations for further analysis of incurred and paid loss activity.)

INVESTMENT OPERATIONS

    TRH's investments must comply with the insurance laws of the state of New York, their domiciliary state, and of the other states and jurisdictions in which the Company and its subsidiaries are regulated. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks, real estate mortgages and real estate. The Finance Committee of the Company's Board of Directors and senior management oversee investments, establish TRH's investment strategy and implement investment decisions with the assistance of certain AIG Group companies, which act as financial advisors and managers of TRH's investment portfolio and, in connection therewith, make the selection of particular investments. Other than as set forth above, there are no guidelines or policies with respect to the specific composition of TRH's overall investment portfolio or the composition of its bond portfolio by rating or maturity.

    TRH's current investment strategy seeks to maximize after-tax income through a high quality diversified taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. During recent years, the yields on bonds purchased have generally been lower than yields on bonds sold or otherwise disposed of. In addition, in 1997 TRH has been purchasing primarily tax-exempt bonds for its domestic bond portfolio to benefit after-tax results. Tax-exempt bonds carry lower pre-tax yields than taxable bonds that are comparable in risk and term to maturity due to their tax-advantaged status. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.) The equity portfolio is structured to achieve capital appreciation primarily through investment in quality growth companies.

    The following table reflects investment results for TRH for each of the five years in the period ended December 31, 1997.

                               INVESTMENT RESULTS

                                                                       PRE-TAX NET      PRE-TAX
YEARS ENDED                                               AVERAGE       INVESTMENT     EFFECTIVE    PRE-TAX REALIZED
DECEMBER 31,                                           INVESTMENTS(1)   INCOME(2)      YIELD(3)     NET CAPITAL GAINS
-----------------------------------------------------  --------------  ------------  -------------  -----------------
                                                                           (dollars in thousands)
  1997...............................................   $  3,781,217    $  207,646           5.5%       $  32,939
  1996...............................................      3,286,514       192,636           5.9           18,668
  1995...............................................      2,742,704       172,876           6.3           11,119
  1994...............................................      2,427,894       153,594           6.3           14,911
  1993...............................................      2,190,336       138,902           6.3            5,697

------------------------------
(1) Average of the beginning and ending carrying values of investments and cash for the year, excluding non-interest bearing cash. Bonds available for sale, revalued from amortized cost upon adoption of SFAS No. 115 as of December 31, 1993, common stocks and nonredeemable preferred stocks are carried at fair market value. Other bonds and redeemable preferred stocks are carried at amortized cost.

(2) After investment expenses, excluding realized net capital gains.

(3) Pre-tax net investment income for the year divided by average investments for the same year.

    The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 1997:

                                                                                       BREAKDOWN OF INVESTMENTS
                                                                                       -------------------------
                                                                                           DECEMBER 31, 1997
                                                                                       -------------------------

                                                                                          AMOUNT       PERCENT
                                                                                       ------------  -----------
                                                                                        (dollars in thousands)
Bonds held to maturity (at amortized cost):
  Domestic and foreign municipal bonds...............................................  $  1,230,015        31.4%
                                                                                       ------------       -----
Bonds available for sale (at market value):
  Corporate bonds....................................................................       384,434         9.8
  U.S. Government and government agency bonds........................................       527,864        13.4
  Foreign government bonds...........................................................       438,711        11.2
  Domestic and foreign municipal bonds...............................................       859,901        21.9
                                                                                       ------------       -----
                                                                                          2,210,910        56.3
                                                                                       ------------       -----
Preferred stocks.....................................................................         5,973         0.2
                                                                                       ------------       -----
Common stocks........................................................................       458,153        11.7
                                                                                       ------------       -----
Short-term investments...............................................................        16,731         0.4
                                                                                       ------------       -----
    Total investments................................................................  $  3,921,782       100.0%
                                                                                       ------------       -----
                                                                                       ------------       -----

    The carrying value of bonds and equities available for sale are subject to significant volatility from changes in their market values. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

    As of December 31, 1997, the market value of the total investment portfolio was $4,005.1 million.

    The following table indicates the composition of the bond portfolio of TRH by rating as of December 31, 1997:

      BREAKDOWN OF BOND         HELD TO    AVAILABLE
    PORTFOLIO BY RATING(1)      MATURITY   FOR SALE    TOTAL
------------------------------  --------   ---------   -----
Aaa...........................    18.1%      41.0%      59.1%
Aa............................    13.6       17.0       30.6
A.............................     2.8        3.6        6.4
Baa...........................     0.3        0.1        0.4
Other (2).....................     1.0        2.5        3.5
                                   ---        ---      -----
      Total...................    35.8%      64.2%     100.0%
                                   ---        ---      -----
                                   ---        ---      -----

------------------------------
(1) Ratings are as assigned by Moody's Investors Service, Inc. (Moody's) except for "other."

(2) Of the 3.5% of the bond portfolio contained in this category, 3.0% was rated investment grade or better by either Standard & Poor's Corporation, Dominion Bond Rating Service Limited (Canada) or Japanese Bond Rating Institute (Japan) and 0.5% was not rated by such services.

    At December 31, 1997, TRH had no real estate or derivative financial instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

COMPETITION

    The reinsurance business is highly competitive in virtually all lines. With certain limited exceptions, conditions (including pricing and contract terms) in these lines have continued to weaken in recent years.

With the property and casualty insurance and reinsurance industry just having completed its tenth consecutive year of generally soft market conditions, the Company cannot predict with any reasonable certainty, if, when or to what extent market conditions as a whole will improve.

    TRH faces competition from new market entrants and from market participants that devote greater amounts of capital to the types of business written by TRH. In recent years, increased market capacity, significant domestic and international merger and acquisition activity, and since 1996, the reemergence of Lloyd's of London, have added to competitive pressures. The ultimate impact on the market of these events is uncertain.

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

    TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH. While TRC and Putnam, on a combined basis, would rank in the top 10% of domestic reinsurers, on the basis of net premiums written, they are a less significant reinsurer in international reinsurance markets. TRH's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and European underwriting syndicates. Many of these competitors have been operating for substantially longer than TRH and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Although most reinsurance companies operate in the broker market, most of TRH's largest competitors work directly with ceding companies, competing with brokers. According to the Reinsurance Association of America, there were 43 domestic reinsurers for which results were reported in their quarterly survey as of December 31, 1997.

    TRH believes that the reinsurance industry, including the brokerage industry, will continue to undergo further consolidation (i.e. the largest reinsurers will write a larger portion of total industry premiums) and, to compete effectively, significant size and financial strength will attain even greater importance.

EMPLOYEES

    At December 31, 1997, TRH had approximately 350 employees. Approximately 194 employees were located in the New York headquarters; 34 employees were located in Chicago and Miami (serving Latin America) and 122 employees were located in other international offices. None of TRH's employees in the United States are represented by labor unions.

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

    Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized insurance companies may be identified. The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to items deemed to have more risk by the National Association of Insurance Commissioners and lower factors are applied to items that are deemed to have less risk. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control. The statutory surplus of each of the Company's subsidiaries significantly exceeded the risk-based capital requirements as of December 31, 1997.

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

CONTROL OF THE COMPANY

    As of December 31, 1997, AIG owned approximately 49% of the Company's outstanding Common Stock. Four of the Company's 9 current directors, including the Chairman, are officers of AIG and hold the following positions with AIG: Mr. Greenberg is a Director and the Chairman and Chief Executive Officer; Mr. Matthews is a Director and Vice Chairman; Mr. Howard I. Smith is a Director and the Executive Vice President, Chief Financial Officer and Comptroller and Mr. Tizzio is a Director and Senior Vice Chairman.

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

    Approximately $181 million (12%), $232 million (18%) and $189 million (17%) of gross premiums written by TRH in the years 1997, 1996 and 1995, respectively, were attributable to reinsurance purchased by the AIG Group, for the production of which TRH paid ceding commissions to the AIG Group of approximately $32 million, $33 million and $40 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group versus non-AIG Group business it accepts. TRH's objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results.

    TRH retroceded gross premiums written to the AIG Group in the years 1997, 1996 and 1995 of approximately $84.4 million, $80.8 million and $71.8 million, respectively, and received ceding commissions of approximately $8.4 million, $8.0 million and $6.7 million, respectively, for the production of such business in such years.

ITEM 2. PROPERTIES

    One-half of the office space of TRH's New York headquarters, and its Hong Kong and Toronto offices are rented from AIG, which either owns the property or leases it from others. The remaining office space of TRH's headquarters and the Chicago, Miami, Buenos Aires, Rio de Janeiro, Zurich, London, Paris, Shanghai and Tokyo offices, are rented from third parties. The leases for the office space occupied by TRH's New York headquarters expire in 2005.

ITEM 3. LEGAL PROCEEDINGS

    TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of March 26, 1998.

                                                                                                              SERVED AS
                                                                                                             DIRECTOR OR
     NAME                                                                POSITION                 AGE       OFFICER SINCE
------------------------------------------------------------  ------------------------------      ---      ---------------
Robert F. Orlich............................................  President, Chief Executive
                                                                Officer and Director                  50           1990(1)
Paul A. Bonny...............................................  Senior Vice President                   41           1994(2)
Robert V. Mucci.............................................  Senior Vice President and
                                                                Actuary                               41           1990(1)
Steven S. Skalicky..........................................  Senior Vice President and
                                                                Chief Financial Officer               49           1995
Javier E. Vijil.............................................  Senior Vice President                   45           1996(3)
Louis Curreri...............................................  Vice President                          46           1990(1)
Elizabeth M. Tuck...........................................  Secretary                               42           1991
M.R. Greenberg..............................................  Chairman of the Board                   72           1986
James Balog.................................................  Director                                69           1988
Ikuo Egashira...............................................  Director                                67           1995
John M. Fowler..............................................  Director                                49           1989
John J. Mackowski...........................................  Director                                72           1990
Edward E. Matthews..........................................  Director                                66           1986
Howard I. Smith.............................................  Director                                53           1994
Thomas R. Tizzio............................................  Director                                60           1990(1)

------------------------

(1) Prior to April 1990, such person was a director or an officer of TRC and Putnam, but not of the Company.

(2) Prior to May 1994, Mr. Bonny was an officer of TRC and Putnam, but not of the Company.

(3) Mr. Vijil was elected as a Senior Vice President of the Company on May 22, 1996. From November 1994 to May 1996, Mr. Vijil was a Senior Vice President of TRC and Putnam, but not of the Company. From August 1993 to November 1994, Mr. Vijil was an officer of TRC and Putnam, but not of the Company. Prior to August 1993, Mr. Vijil was an officer of Cigna Reinsurance Company.

    Except as noted, each of the executive officers has, for more than five years, occupied an executive position with the Company or companies that are now its subsidiaries. For more than two years prior to joining the Company in February 1995, Mr. Skalicky served as an officer of certain AIG Group companies, with his most recent position as Assistant Vice President and Deputy Comptroller, AIG. Since January 1991, Ms. Tuck has also served as the Secretary of a number of AIG Group companies.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) The following table sets forth the high and low closing sales prices per share of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape for each of the four quarters of 1997 and 1996, as adjusted for the 3-for-2 common stock split effected in the form of a 50% stock dividend, paid on July 18, 1997:

                                                                      1997                  1996
                                                              --------------------  --------------------
                                                                HIGH        LOW       High        Low
                                                              ---------  ---------  ---------  ---------
First Quarter...............................................  58 13/16   51 1/16    50         45 1/16
Second Quarter..............................................  68 9/16    53 5/16    46 11/16   41 11/16
Third Quarter...............................................  74 3/8     66 9/16    48 1/4     43 13/16
Fourth Quarter..............................................  75 5/8     68 7/16    53 11/16   45 3/4

    (b) The approximate number of holders of Common Stock, as of January 31, 1998, was 3,686.

    (c) In 1997, the Company declared a quarterly dividend of $0.09 per common share in March and $0.10 per common share in each of May, September and December. In 1996, the Company declared a quarterly dividend of $0.08 per common share in each of March, May and September and $0.09 per common share in December. The Company paid each dividend in the quarter following the date of declaration. All dividend information has been adjusted to reflect the 3-for-2 stock split paid on July 18, 1997.

    The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's consolidated earnings, financial condition and business needs, capital and surplus requirements of the Company's operating subsidiaries, regulatory considerations and other factors.

    The Company is a holding company whose principal source of income is dividends from TRC. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. (See Note 10 of Notes to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

    The following Selected Consolidated Financial Data is prepared in accordance with generally accepted accounting principles. This data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

                                                                   YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                               1997(1)       1996(1)         1995          1994          1993
                                             ------------  ------------  ------------  ------------  ------------

                                                            (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Net premiums written.....................  $  1,294,136  $  1,142,515  $  1,009,227  $    866,665  $    631,023
  Net premiums earned......................     1,259,251     1,130,633       981,177       851,183       581,056
  Net investment income....................       207,646       192,636       172,876       153,594       138,902
  Realized net capital gains...............        32,939        18,668        11,119        14,911         5,697
  Total revenues...........................     1,499,836     1,341,937     1,165,172     1,019,688       725,655
  Operating income.........................       236,096       197,518       165,320       122,545        96,573
  Income before income taxes and cumulative
    effect of accounting changes...........       234,726       196,320       163,799       119,262        93,618
  Income before cumulative effect of
    accounting changes.....................       185,500       154,860       131,858       101,627        86,743
  Cumulative effect of accounting
    changes(2).............................            --            --            --            --        46,340
  Net income...............................       185,500       154,860       131,858       101,627       133,083
PER COMMON SHARE:(3)
  Income before cumulative effect of
    accounting changes:(4)
    Basic..................................  $       5.37  $       4.49  $       3.83  $       2.96  $       2.53
    Diluted................................          5.34          4.48          3.82          2.95          2.52
  Net income:(4)
    Basic..................................          5.37          4.49          3.83          2.96          3.88
    Diluted................................          5.34          4.48          3.82          2.95          3.87
  Cash dividends declared..................          0.39          0.33          0.28          0.25          0.20
SHARE DATA:(3)(4)
  Weighted average common shares
    outstanding:
    Basic..................................        34,546        34,474        34,409        34,353        34,329
    Diluted................................        34,751        34,594        34,525        34,424        34,416
BALANCE SHEET DATA
  (AT YEAR END):
  Investments and cash.....................  $  3,992,519  $  3,589,889  $  2,987,915  $  2,497,062  $  2,361,067
  Total assets.............................     4,834,980     4,379,141     3,898,967     3,457,779     3,169,581
  Unpaid losses and loss adjustment
    expenses...............................     2,918,782     2,733,055     2,388,155     2,167,316     1,890,178
  Unearned premiums........................       366,640       343,936       291,568       249,098       222,625
  Stockholders' equity.....................     1,356,659     1,137,306       988,502       763,368       771,854

------------------------
(1) TRH, through its wholly-owned subsidiary TRC, acquired Trans Re Zurich (TRZ) in the third quarter of 1996. TRZ's results for the second half of 1996 and thereafter are included in the Consolidated Financial Statements and accompanying notes included elsewhere herein.

(2) Represents a benefit of $47,000 and a charge of $660 for the cumulative effect of adoption of accounting standards related to income taxes (SFAS No.
    109) and postretirement benefits (SFAS No. 106), respectively. In addition, the total cumulative effect of accounting changes in 1993, amounted to a net benefit of $1.35 per common share on both a basic and diluted basis.

(3) Share and per share data have been retroactively adjusted to reflect a 3-for-2 common stock split effected in the form of a 50% stock dividend, paid July 18, 1997.

(4) All periods reflect the adoption of the accounting standard related to earnings per share (SFAS No. 128).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL STATEMENTS

    The following discussion refers to the consolidated financial statements of Transatlantic Holdings, Inc. and its subsidiaries (TRH) as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, which are presented elsewhere herein.

    American International Group, Inc. and subsidiaries (the "AIG Group") own approximately 49% of the Company's outstanding common stock. Financial data discussed below have been affected by certain transactions between TRH and the AIG Group. (See Notes 9 and 11 of Notes to Consolidated Financial Statements.)

ACQUISITION OF TRANS RE ZURICH

    In the third quarter of 1996, Transatlantic Holdings, Inc. (the "Company"), through its wholly-owned subsidiary, Transatlantic Reinsurance Company (TRC), acquired all of the outstanding shares of Trans Re Zurich (TRZ), formerly known as Guardian Ruckversicherungs-Gesellschaft (Guardian Re), an international reinsurance company based in Zurich, Switzerland, for approximately $105 million in cash. Assets of TRZ totaled $366.8 million at the date of acquisition.

    This acquisition was accounted for as a purchase. Accordingly, TRZ's results for the second half of 1996 and thereafter are included in the consolidated results of the Company. This acquisition has not had a material effect on financial position or net income.

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

    The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

                                                                      YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------
                                                      1997                       1996                      1995
                                            ------------------------  --------------------------  ----------------------

                                                         % CHANGE                   % Change                  % Change
                                                           FROM                       From                      From
                                             AMOUNT     PRIOR YEAR     Amount      Prior Year      Amount    Prior Year
                                            ---------  -------------  ---------  ---------------  ---------  -----------
                                                                       (dollars in millions)
Net premiums written......................  $ 1,294.1         13.3%   $ 1,142.5          13.2%    $ 1,009.2        16.4%
Net premiums earned.......................    1,259.3         11.4      1,130.6          15.2         981.2        15.3
Net investment income.....................      207.6          7.8        192.6          11.4         172.9        12.6

    Net premiums written increased in 1997 compared to the prior year, generally as a result of more favorable conditions in certain sectors of the market in 1997 as compared to other sectors, and due to the inclusion of a full year of net premiums written from TRZ in 1997 compared to six months net premiums written in 1996, when TRZ was acquired. Such net premiums written by TRZ amounted to $172.3 million in 1997 and $78.2 million in 1996. Increasingly in recent years, the reinsurance market has been characterized by significant competition worldwide in most classes.

    Net premiums written by international offices increased by $161.5 million, or 34.9%, to $624.2 million in 1997. Nearly all such offices recorded premium increases, led by TRZ, which reported an increase of $94.1 million as discussed in the paragraph immediately above. International net premiums written increased significantly in auto liability, auto physical damage, fire and allied lines. International business represented 48.2% of total net premiums written in 1997 as compared to 40.5% in 1996. Domestic net premiums written decreased 1.5% to $669.9 million. Significant decreases in general casualty, property and auto liability lines (including nonstandard risks) were partially offset by increases in homeowners' multi-peril, aircraft, and accident and health lines. On a worldwide basis, casualty lines business represented 67.1% of net premiums written in 1997 compared to 66.5% in the prior year. The balance represented property lines. Treaty business represented 93.8% of net premiums written compared to 90.5% in 1996. The balance represented facultative accounts. The net increases noted above were primarily from treaty business and resulted from increased coverage provided.

    Generally as a result of more favorable conditions in certain sectors of the market in 1996 as compared to other sectors, net premiums written increased in 1996. Net premiums written by our international locations increased by 48.2% compared to 1995, to $462.7 million, while domestic net premiums written decreased by 2.5% to $679.8 million. International business represented 40.5% of total net premiums written. International net premiums written increased significantly in treaty property, motor, ocean marine and other liability lines, aided by $78.2 million of net premiums written by newly-acquired TRZ. The decrease in domestic net premiums written was due to significant market competition. Decreases in domestic property lines and certain specialty and general casualty classes other than medical malpractice were partially offset by increases in treaty workers' compensation, motor (including nonstandard risks), medical malpractice, surety and marine lines. On a worldwide basis, property lines business represented 33.5% of net premiums written in 1996 compared to 33.0% in 1995. The balance represented casualty lines. The increased amount of property business increases the potential for volatile underwriting results caused by major natural disasters. Treaty volume represented 90.5% of net premiums written in 1996 compared to 87.2% in 1995. The balance represented facultative accounts. The net increases noted above were primarily from treaty business and generally resulted from increased coverage provided.

    The increase in net premiums earned in each of 1997 and 1996 compared to the respective prior year amounts resulted primarily from the significant growth in net premiums written in both years. Net investment income grew each year due to significant cash flow available for investment which was generated by operating activities. Each year the growth was offset, in part, by generally lower available yields on bonds purchased as compared to yields on bonds disposed of in recent periods. In 1997, these lower yields are also due to the fact that TRH has primarily been purchasing tax-exempt bonds for its domestic portfolio to benefit its after-tax results. Tax-exempt bonds carry lower pre-tax yields than taxable bonds that are comparable in risk and term to maturity due to their tax-advantaged status. In 1997 and 1996, TRZ added $17.9 million and $8.4 million, respectively, to net investment income. (See Note 3 of Notes to Consolidated Financial Statements.)

    The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results, and does not include income from investments. Generally, a combined ratio under 100 indicates an underwriting profit and a combined ratio exceeding 100 indicates an underwriting loss.

    The following table sets forth TRH's combined ratios and the components thereof for the years indicated:

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
Loss and loss adjustment expense ratio.................................................       74.1       74.4       76.1
Underwriting expense ratio.............................................................       26.0       26.9       26.1
Combined ratio.........................................................................      100.1      101.3      102.2

    TRH's 1997 results did not include any significant catastrophe loss activity. In addition, as a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were reduced by $14.6 million in 1997. Significant favorable development was recorded in 1997 on losses occurring in years subsequent to 1986 in the other liability line, in 1996 in the medical malpractice line and in 1995 and 1994 in certain property lines. These reductions to incurred losses were partially offset by adverse development in 1997 on losses occurring in 1996 in aircraft and surety lines, in 1995 and 1994 in the medical malpractice line and in 1983 and prior in the other liability line.

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

    At December 31, 1997, reserves for unpaid losses and loss adjustment expenses totaled $2.92 billion, an increase of $185.7 million, or 6.8%, over the prior year. Also at December 31, 1997, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $382.8 million, an increase of $46.5 million, or 13.8%, from the prior year. (See Note 11 of Notes to Consolidated Financial Statements.) TRH's reserves and related recoverables represent estimates of all future liability and reinsurance recoverable thereon for losses occurring on or prior to the balance sheet date. Net losses and loss adjustment expenses are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. A provision is included for losses and loss adjustment expenses incurred but not reported on the basis of past experience and other factors. The methods of making such estimates and for establishing the resulting reserves and related recoverables are continually reviewed and updated, and any adjustments resulting therefrom are reflected in income currently. Provisions for inflation and "social inflation" (e.g. awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of numerous judgments which are made as to expected trends in average claim severity. Because the reserving process is inherently difficult and subjective, actual net losses and loss adjustment expenses may deviate, perhaps substantially, from estimates of reserves and reinsurance recoverable on such amounts reflected in TRH's consolidated financial statements.

    Reserves for the reinsurance of risks related to environmental impairment and asbestos-related illnesses amounted to $74 million and $78 million at December 31, 1997 and 1996, respectively. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for such claims, including incurred but not reported claims (IBNR), are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage, an increasing number of new claims and uncertainties as to the allocation of responsibility for clean up costs of hazardous waste dump sites. The government's refusal to release parties from liability and the possibility of dramatic changes from the Congressional re-evaluation of Superfund add to this uncertainty. Additional liabilities which cannot be currently measured may emerge in the future and this emergence may have a material adverse effect on future earnings. TRH believes that these claims reserves, as well as all other claims reserves carried at December 31, 1997, are adequate.

    The decrease of the underwriting expense ratio in 1997 compared to 1996 was due to a reduction in the ratio of net commissions to net premiums written, caused, in large part, by a slight change in the mix of business. The increase of the underwriting expense ratio in 1996 compared to 1995 consisted of an increase in the net commission ratio of 0.5 and an increase in the other operating expense ratio of 0.3.

    Other deductions generally include currency transaction gains and losses and other miscellaneous income and expense items.

    Realized net capital gains on the disposition of investments totaled $32.9 million in 1997, $18.7 million in 1996 and $11.1 million in 1995. Income before income taxes was $234.7 million in 1997, $196.3 million in 1996 and $163.8 million in 1995. The increases in income before income taxes in 1997 and 1996 over the respective prior years resulted from increased net investment income and realized net capital gains, and improved underwriting results.

    The provisions for federal and foreign income taxes were $49.2 million in 1997, $41.5 million in 1996 and $31.9 million in 1995. The Company and its domestic subsidiaries, TRC and Putnam Reinsurance Company (Putnam), filed consolidated federal income tax returns for the years under discussion, except those for 1997 which are not yet due. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will include as part of its taxable income those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

    The effective tax rates were 21.0% in 1997, 21.1% in 1996 and 19.5% in 1995. The increase in the effective tax rate in 1996 as compared to the prior year was due, in large part, to higher earnings and a lower proportion of tax-exempt investment income to income before income taxes in 1996 as compared to 1995.

    Net income and net income per common share on a diluted basis, respectively, were as follows: 1997--$185.5 million, $5.34; 1996--$154.9 million, $4.48;
1995--$131.9 million, $3.82. Reasons for these increases are as discussed above. Per share amounts have been retroactively adjusted to reflect the 3-for-2 common stock split paid in July 1997. (See Note 2(j) of Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 10 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) During 1997, the Company received cash dividends of $14.2 million from TRC. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income and proceeds from sales, redemptions and the maturing of investments. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities. Premiums are generally received substantially in advance of related claims payments. Cash and short-term investments are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

    At December 31, 1997, total investments and cash were $3,992.5 million compared to $3,589.9 million at December 31, 1996. This increase is principally due to net cash provided by operating activities which totaled $318.9 million in 1997 and an increase during the year in net unrealized appreciation of investments available for sale of $87.1 million. (See Note 3 of Notes to Consolidated Financial Statements.)

    TRH's operating cash flow in 1997 declined compared to 1996. This decrease was due to a significant increase in paid losses and lesser increases in net commissions, operating expenses and taxes paid, offset in part by increased net premiums and net investment income received. Operating cash flow in 1996 surpassed the prior year amount due, in part, to an increase in net premium volume and increased net investment income received, partially offset by increased net commissions and paid losses. In each of 1997 and 1996 as compared to the respective prior year, the increase in paid losses was principally due to increases in premium volume and a shift in the business mix in recent years towards lines with shorter loss payment patterns. International operations, most significantly London, accounted for approximately 43%, 41% and 36% of operating cash flow in 1997, 1996 and 1995, respectively.

    TRH believes that its balance of cash and short-term investments of $87.5 million as of December 31, 1997 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 1998 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    TRH's fixed maturity investments, approximately 87.7% of total investments as of December 31, 1997, are predominantly investment grade, liquid securities concentrated in maturities of less than 10 years. Also as of that date, approximately 11.9% of total investments were in common and nonredeemable preferred stocks and the remaining 0.4% consisted of short-term investments. In considering the impact of inflation in conducting its operations, TRH structures investment maturities to minimize the effects of interest rate fluctuations on operating results. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 1998 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    As of December 31, 1997, a significant portion of the bond portfolio was classified as available-for-sale and carried at market value. Fixed maturity investments are carried at amortized cost when it is TRH's positive intent to hold these securities to maturity and TRH has the ability to do so. Most activity within the bonds available for sale portfolio for the years under discussion represented strategic portfolio realignments, partially for tax purposes. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. During 1997, the Company has primarily been purchasing tax-exempt bonds for its domestic bond portfolio, gradually increasing the proportion of tax-exempt bonds to total bonds. As of December 31, 1997, bonds held to maturity had gross unrealized gains of $83.4 million and no gross unrealized losses. Gross unrealized gains and losses on bonds available for sale as of December 31, 1997 amounted to $66.4 million and $1.2 million, respectively.

    As of December 31, 1997, 89.7% of the bond portfolio were rated Aaa or Aa by Moody's, an additional 9.8% were also rated investment grade or better by Moody's or similar foreign or domestic services and 0.5% were not rated. Also, as of December 31, 1997, TRH had no derivative financial instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

    TRH's stockholders' equity increased to $1.36 billion at December 31, 1997, an increase of $219.4 million over year-end 1996. The net increase was comprised principally of net income of $185.5 million and a net increase in unrealized appreciation of investments, net of deferred income taxes, of $56.6 million, which consists of increases of $47.6 million from equities and $9.0 million from bonds available for sale.

These increases were partially offset by net unrealized currency translation losses of $14.4 million and cash dividends declared of $13.5 million. Unrealized appreciation (depreciation) of investments, net of deferred income taxes, is subject to significant volatility resulting from changes in the market value of bonds and equities available for sale. Market values may fluctuate due to changes in general economic conditions, market interest rates and other factors.

    Risk-based capital (RBC) standards, promulgated by the National Association of Insurance Commissioners (NAIC), relate an individual company's statutory policyholders' surplus to the risk inherent in its overall operations and sets thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 1997, the statutory surpluses of TRC and Putnam each significantly exceeded RBC requirements.

ACCOUNTING STANDARDS

    1997 ACCOUNTING STANDARDS: In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." As compared to the prior standard, SFAS No. 128 simplifies computational guidelines, revises disclosure requirements and increases earnings per share (EPS) comparability on an international basis.

    Basic EPS, which is calculated by dividing net income by the weighted average number of common shares outstanding, replaces primary EPS from the prior standard. For all periods previously reported by TRH, basic EPS is the same as primary EPS, since the impact of the Company's common stock equivalents (principally stock options) for those periods did not reach the significance threshold prescribed to require adjustment under the prior standard. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS from the prior standard.

    For all entities with complex capital structures, basic and diluted EPS must be shown on the face of the income statement with equal prominence. In addition, a reconciliation of the numerator and denominator from the basic EPS computation to the diluted EPS computation is required. (See Note 2(j) of Notes to Consolidated Financial Statements.)

    Pursuant to the standard, TRH has adopted SFAS No. 128 for the 1997 annual financial statements and has restated all prior period EPS data presented.

    Also in February 1997, the Securities and Exchange Commission (SEC) issued Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments" (FRR No. 48).

    FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the notes to financial statements. As of December 31, 1997, TRH has no derivative financial instruments.

    Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants. For TRH, these disclosures will be effective in 1998.

    In June 1997, the FASB adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions and other events and circumstances from non-owner sources and includes net income and all changes in stockholders' equity except those resulting from investments by owners and distribution to owners.

    This standard requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

    Comprehensive income for TRH would presently consist of net income, the change in net unrealized appreciation of investments, net of deferred income taxes, and the change in net unrealized currency translation gain (loss). For the years ended December 31, 1997, 1996 and 1995, comprehensive income would amount to $227.7 million, $157.5 million and $234.1 million, respectively. The differences in comprehensive income between years are caused principally by significant fluctuations in the changes in unrealized appreciation of investments, net of deferred income taxes, combined with the impact of steadily increasing net income.

    In accordance with the standard, TRH will adopt SFAS No. 130 in the first quarter of 1998. Reclassification of prior period financial statements provided for comparative purposes is required.

    Also in June 1997, the FASB adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and requires presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. It also establishes standards for related disclosures about products and services, geographic areas and major customers, superseding most of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

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

    SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. TRH will adopt this standard for the 1998 annual financial statements.

    1996 ACCOUNTING STANDARD: In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In addition, it provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

    SFAS No. 125 was effective as of January 1, 1997 and was to be applied prospectively. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," deferred for one year the effective date of certain provisions of SFAS No. 125 which affect repurchase agreements, dollar-rolls, securities lending and similar transactions. Management believes that the implementation of SFAS No. 125, as amended, will not have a material impact on results of operations, financial position or liquidity.

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

    In accordance with the standard, TRH adopted SFAS No. 123 beginning with the 1996 annual financial statements and chose the pro forma disclosure option of implementation. (See Note 8 of Notes to Consolidated Financial Statements.)

OTHER MATTERS

    IMPACT OF THE YEAR 2000 ISSUE: The year 2000 (Y2K) problem results from certain computer programs having been written using two digits, rather than four, to define the applicable year. A program left uncorrected may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations causing disruption of operations and financial losses.

    TRH's major reinsurance application systems have recently been the subject of significant upgrades, scheduled for completion in mid-1998. These updated systems were constructed to be Y2K compliant. TRH's other computer systems are relatively new, generally having been written or purchased in the last five years, when the Y2K issue had already been identified and was usually a consideration in the development process. TRH is currently working to ensure that all its computerized data processing systems will treat the year 2000 properly in date-sensitive fields. Accordingly, TRH is reviewing its internally developed systems as well as contacting its software vendors to ensure that all critical systems are Y2K compliant. These reviews and corrective actions, if necessary, are expected to be substantially completed before the end of 1998. The additional costs that will result from these activities are not expected to have a material effect on net income, financial condition or cash flows.

    In addition, TRH is in the process of contacting significant customers (i.e. brokers and ceding companies), reinsurers and vendors regarding the status of their remediation activities for material Y2K issues. Management believes that its actions, if any, necessitated by the responses to these Y2K inquiries will be ongoing through early 1999. However, the potential impact and related costs to TRH from the inability of such customers (or their customers' insureds), reinsurers or vendors to resolve their significant Y2K issues, if any, each in a timely manner, are not determinable at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                              PAGE
                                                                                              ----
Report of Independent Accountants...........................................................    32

Consolidated Balance Sheets as of December 31, 1997 and 1996................................    33

Consolidated Statements of Operations for the years ended December 31, 1997,
  1996 and 1995.............................................................................    34

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996
  and 1995..................................................................................    35

Consolidated Statements of Cash Flows for the years ended December 31, 1997,
  1996 and 1995.............................................................................    36

Notes to Consolidated Financial Statements..................................................    37

Schedules:

      I --Summary of Investments--Other than Investments in Related Parties as of December
          31, 1997..........................................................................   S-1

     II --Condensed Financial Information of Registrant as of December 31, 1997 and 1996 and
          for the years ended December 31, 1997, 1996 and 1995..............................   S-2

    III --Supplementary Insurance Information as of December 31, 1997, 1996 and 1995 and for
          the years then ended..............................................................   S-5

     IV --Reinsurance for the years ended December 31, 1997, 1996 and 1995...................  S-6

     VI --Supplementary Information Concerning Property/Casualty Insurance Operations as of
          December 31, 1997, 1996 and 1995 and for the years then ended.....................   S-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Transatlantic Holdings, Inc.:

    We have audited the consolidated financial statements and the financial statement schedules of Transatlantic Holdings, Inc. and Subsidiaries listed in the index on page 31 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transatlantic Holdings, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
February 9, 1998

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996

                                                                                       1997          1996
                                                                                   ------------  ------------
                                                                                     (in thousands, except
                                                                                          share data)
    A S S E T S
Investments and cash:
  Fixed maturities:
    Bonds held to maturity, at amortized cost (market value: 1997-- $1,313,382;
      1996--$1,182,713)..........................................................  $  1,230,015  $  1,125,133
    Bonds available for sale, at market value (amortized cost: 1997-- $2,145,717;
      1996--$1,884,274)..........................................................     2,210,910     1,935,677
  Equities:
    Common stocks available for sale, at market value (cost: 1997-- $289,701;
      1996--$289,938)............................................................       458,153       386,723
    Nonredeemable preferred stocks available for sale, at market value
      (cost: 1997--$5,014; 1996--$6,276).........................................         5,973         5,642
  Short-term investments, at cost which approximates market value................        16,731        59,191
  Cash and cash equivalents......................................................        70,737        77,523
                                                                                   ------------  ------------
        Total investments and cash...............................................     3,992,519     3,589,889
Accrued investment income........................................................        70,799        63,213
Premium balances receivable, net.................................................       188,816       160,259
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
  Affiliates.....................................................................       189,690       162,739
  Other..........................................................................       212,475       205,105
Deferred acquisition costs.......................................................        64,752        58,700
Prepaid reinsurance premiums.....................................................        22,056        26,617
Deferred income taxes............................................................        71,981        93,782
Other assets.....................................................................        21,892        18,837
                                                                                   ------------  ------------
        Total assets.............................................................  $  4,834,980  $  4,379,141
                                                                                   ------------  ------------
                                                                                   ------------  ------------

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
Unpaid losses and loss adjustment expenses.......................................  $  2,918,782  $  2,733,055
Unearned premiums................................................................       366,640       343,936
Reinsurance balances payable.....................................................       124,365        62,534
Current income taxes payable.....................................................        19,531        20,356
Other liabilities................................................................        49,003        81,954
                                                                                   ------------  ------------
        Total liabilities........................................................     3,478,321     3,241,835
                                                                                   ------------  ------------
        Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000...................            --            --
Common Stock, $1.00 par value; shares authorized: 50,000,000;
  shares issued: 1997--35,362,870; 1996--23,812,796..............................        35,363        23,813
Additional paid-in capital.......................................................       195,494       201,930
Net unrealized appreciation of investments, net of
  deferred income taxes (1997--$82,111; 1996--$51,644)...........................       152,493        95,910
Net unrealized currency translation (loss) gain..................................       (11,769)        2,596
Retained earnings................................................................       995,078       823,057
Treasury Stock, at cost; 800,000 shares..........................................       (10,000)      (10,000)
                                                                                   ------------  ------------
        Total stockholders' equity...............................................     1,356,659     1,137,306
                                                                                   ------------  ------------
        Total liabilities and stockholders' equity...............................  $  4,834,980  $  4,379,141
                                                                                   ------------  ------------
                                                                                   ------------  ------------
        The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
                                                                           (in thousands, except per share data)
Income:
  Net premiums written..................................................  $  1,294,136  $  1,142,515  $  1,009,227
  Increase in net unearned premiums.....................................       (34,885)      (11,882)      (28,050)
                                                                          ------------  ------------  ------------
  Net premiums earned...................................................     1,259,251     1,130,633       981,177
  Net investment income.................................................       207,646       192,636       172,876
                                                                          ------------  ------------  ------------
                                                                             1,466,897     1,323,269     1,154,053
                                                                          ------------  ------------  ------------
Expenses:
  Net losses and loss adjustment expenses...............................       933,015       841,511       746,872
  Net commissions.......................................................       294,481       270,873       234,551
  Other operating expenses..............................................        42,296        35,722        28,329
  Increase in deferred acquisition costs................................        (6,052)       (3,687)       (9,900)
                                                                          ------------  ------------  ------------
                                                                             1,263,740     1,144,419       999,852
                                                                          ------------  ------------  ------------
                                                                               203,157       178,850       154,201
Realized net capital gains..............................................        32,939        18,668        11,119
                                                                          ------------  ------------  ------------
Operating income........................................................       236,096       197,518       165,320
Other deductions........................................................        (1,370)       (1,198)       (1,521)
                                                                          ------------  ------------  ------------
Income before income taxes..............................................       234,726       196,320       163,799
                                                                          ------------  ------------  ------------
Income taxes (benefits):
  Current...............................................................        51,620        48,000        38,886
  Deferred..............................................................        (2,394)       (6,540)       (6,945)
                                                                          ------------  ------------  ------------
                                                                                49,226        41,460        31,941
                                                                          ------------  ------------  ------------
Net income..............................................................  $    185,500  $    154,860  $    131,858
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Net income per common share:
  Basic.................................................................  $       5.37  $       4.49  $       3.83
  Diluted...............................................................          5.34          4.48          3.82

Weighted average common shares outstanding:
  Basic.................................................................        34,546        34,474        34,409
  Diluted...............................................................        34,751        34,594        34,525
        The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                1997          1996         1995
                                                                            ------------  ------------  ----------
                                                                            (in thousands, except per share data)
Common Stock:
  Balance, beginning of year..............................................  $     23,813  $     23,750  $   23,726
  Stock split effected as a dividend......................................        11,516            --          --
  Issued under stock option and purchase plans............................            34            63          24
                                                                            ------------  ------------  ----------
      Balance, end of year................................................        35,363        23,813      23,750
                                                                            ------------  ------------  ----------
Additional paid-in capital:
  Balance, beginning of year..............................................       201,930       199,243     198,564
  Stock split effected as a dividend......................................       (11,516)           --          --
  Excess of proceeds over par value of common stock issued under stock
    option and purchase plans and other...................................         5,080         2,687         679
                                                                            ------------  ------------  ----------
      Balance, end of year................................................       195,494       201,930     199,243
                                                                            ------------  ------------  ----------
Net unrealized appreciation (depreciation) of investments, net of deferred income taxes:
  Balance, beginning of year..............................................        95,910        93,525     (10,590)
  Net change for year.....................................................        87,050         3,670     160,176
  Deferred income tax on change...........................................       (30,467)       (1,285)    (56,061)
                                                                            ------------  ------------  ----------
      Balance, end of year................................................       152,493        95,910      93,525
                                                                            ------------  ------------  ----------
Net unrealized currency translation (loss) gain:
  Balance, beginning of year..............................................         2,596         2,392       4,298
  Net change for year.....................................................       (14,365)          204      (1,906)
                                                                            ------------  ------------  ----------
      Balance, end of year................................................       (11,769)        2,596       2,392
                                                                            ------------  ------------  ----------
Retained earnings:
  Balance, beginning of year..............................................       823,057       679,592     557,370
  Net income..............................................................       185,500       154,860     131,858
  Cash dividends declared (per common share: 1997--$0.39; 1996--$0.33;
    1995--$0.28)..........................................................       (13,479)      (11,395)     (9,636)
                                                                            ------------  ------------  ----------
      Balance, end of year................................................       995,078       823,057     679,592
                                                                            ------------  ------------  ----------
Treasury Stock:
  Balance, beginning and end of year......................................       (10,000)      (10,000)    (10,000)
                                                                            ------------  ------------  ----------
      Total stockholders' equity..........................................  $  1,356,659  $  1,137,306  $  988,502
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------
        The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
                                                                                        (in thousands)
Cash flows from operating activities:
  Net income...............................................................  $   185,500  $   154,860  $   131,858
                                                                             -----------  -----------  -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Changes in unpaid losses and loss adjustment expenses, unearned
        premiums and prepaid reinsurance premiums..........................      212,992      179,651      248,443
      Changes in premium and reinsurance balances receivable and payable,
        net................................................................      (48,765)      47,821      (29,921)
      Change in deferred acquisition costs.................................       (6,052)      (3,687)      (9,900)
      Change in accrued investment income..................................       (7,586)      (6,407)      (5,546)
      Realized net capital gains...........................................      (32,939)     (18,668)     (11,119)
      Changes in current and deferred income taxes.........................       (1,755)         836        1,587
      Change in cumulative translation adjustment..........................       17,757       17,484          335
      Changes in other assets and liabilities, net.........................       (3,814)      (3,887)       6,016
      Other, net...........................................................        3,585        5,365        1,077
                                                                             -----------  -----------  -----------
          Total adjustments................................................      133,423      218,508      200,972
                                                                             -----------  -----------  -----------
          Net cash provided by operating activities........................      318,923      373,368      332,830
                                                                             -----------  -----------  -----------
Cash flows from investing activities:
  Proceeds of bonds available for sale sold................................      334,315      472,008       77,110
  Proceeds of bonds held to maturity redeemed or matured...................       72,545       19,253        3,583
  Proceeds of bonds available for sale redeemed or matured.................      262,781      169,581       78,281
  Proceeds of equities sold................................................      175,014      156,895      118,605
  Purchase of bonds held to maturity.......................................     (175,834)    (265,741)    (201,805)
  Purchase of bonds available for sale.....................................     (893,039)    (587,663)    (248,786)
  Purchase of equities.....................................................     (147,374)    (212,030)    (163,389)
  Net proceeds (purchase) of short-term investments........................       42,460      (46,317)         703
  Change in payable for securities in course of settlement.................      (32,192)      28,228       (1,356)
  Investment in Trans Re Zurich, net of cash acquired......................           --      (66,479)          --
                                                                             -----------  -----------  -----------
          Net cash used in investing activities............................     (361,324)    (332,265)    (337,054)
                                                                             -----------  -----------  -----------
Cash flows from financing activities:
  Dividends to stockholders................................................      (13,132)     (11,395)      (9,176)
  Proceeds from common stock issued and other..............................        5,114        2,750          703
  Net proceeds from reinsurance deposits...................................       47,718           --           --
                                                                             -----------  -----------  -----------
          Net cash from financing activities...............................       39,700       (8,645)      (8,473)
                                                                             -----------  -----------  -----------
Effect of exchange rate changes on cash and cash equivalents...............       (4,085)      (2,767)      (2,260)
                                                                             -----------  -----------  -----------
          Change in cash and cash equivalents..............................       (6,786)      29,691      (14,957)
Cash and cash equivalents, beginning of year...............................       77,523       47,832       62,789
                                                                             -----------  -----------  -----------
          Cash and cash equivalents, end of year...........................  $    70,737  $    77,523  $    47,832
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
        The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

    Transatlantic Holdings, Inc. (the "Company") is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company (TRC). In addition to TRC, the Company owned 100% of Putnam Reinsurance Company (Putnam) until December 29, 1995, when the Company contributed all the stock of Putnam to TRC.

    In the third quarter of 1996, TRC acquired all of the outstanding shares of Trans Re Zurich (TRZ), formerly known as Guardian Ruckversicherungs-Gesellschaft (Guardian Re), an international reinsurance company based in Zurich, Switzerland, for approximately $105 million in cash. The acquisition was accounted for as a purchase. Accordingly, TRZ's results for the second half of 1996 and thereafter are included in the consolidated results of the Company. This acquisition has not had a material effect on financial position or net income.

    Transatlantic Holdings, Inc. and subsidiaries (TRH), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are general liability (including directors' and officers' liability and other professional liability), automobile liability (including nonstandard risks), medical malpractice and marine and aviation in the casualty lines, and fire and allied lines in the property lines (which include property catastrophe risks). Casualty lines represent 67.1%, 66.5% and 67.0% of net premiums written in 1997, 1996 and 1995, respectively. The balance represents property lines.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). Certain reclassifications have been made to conform prior years' presentations with 1997.

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

    (c) CASH EQUIVALENTS: A portion of cash equivalents is invested in a money market fund managed by an American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) subsidiary. (See Note 9.)

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

    Unpaid losses and loss adjustment expenses include certain amounts for the reinsurance of risks related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 1997 for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage, an increasing number of new claims and uncertainties as to the allocation of responsibility for clean up costs of hazardous waste dump sites. The government's refusal to release parties from liability and the possibility of dramatic changes from the Congressional re-evaluation of Superfund add to this uncertainty. Additional liabilities which cannot be currently measured may emerge in the future and this emergence may have a material adverse effect on future earnings.

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

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
    (h) REINSURANCE DEPOSITS: Amounts received pursuant to reinsurance contracts that are not expected to indemnify the ceding company against loss or liability are recorded as deposits and included in the Consolidated Balance Sheet as "reinsurance balances payable." These deposits are treated as financing transactions and are credited with interest according to contract terms.

    (i) CURRENCY TRANSLATION: Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates. Income and expense accounts are translated at average exchange rates for the year. The resulting net translation adjustment for functional currencies is reflected as a separate component of stockholders' equity.

    Transaction gains and losses on assets and liabilities denominated in foreign currencies which are not designated as functional currencies are reflected in results of operations during the period in which they occur.

    (j) NET INCOME PER COMMON SHARE: Net income per common share has been computed in the following table in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (See Note 2k(i)), based upon weighted average common shares outstanding. Share amounts have been retroactively adjusted to reflect a 3-for-2 split of the common stock in the form of a 50% stock dividend, paid in July 1997.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                               1997        1996        1995
                                                                            ----------  ----------  ----------
                                                                             (in thousands, except per share
                                                                                          data)
Net income (numerator)....................................................  $  185,500  $  154,860  $  131,858
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
Weighted average common shares outstanding used in the computation of net income per share:
  Average shares issued...................................................      35,346      35,274      35,209
  Less: Average shares in treasury........................................         800         800         800
                                                                            ----------  ----------  ----------
  Average outstanding shares--basic (denominator).........................      34,546      34,474      34,409
  Average potential shares, principally stock options.....................         205         120         116
                                                                            ----------  ----------  ----------
  Average outstanding shares--diluted (denominator).......................      34,751      34,594      34,525
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
Net income per common share:
  Basic...................................................................  $     5.37  $     4.49  $     3.83
  Diluted.................................................................        5.34        4.48        3.82

    (k)  ACCOUNTING STANDARDS:

    i. 1997 ACCOUNTING STANDARDS: In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." As compared to the prior standard, SFAS No. 128 simplifies computational guidelines, revises disclosure requirements and increases earnings per share (EPS) comparability on an international basis.

    Basic EPS, which is calculated by dividing net income by the weighted average number of common shares outstanding, replaces primary EPS from the prior standard. For all periods previously reported by TRH, basic EPS is the same as primary EPS, since the impact of the Company's common stock equivalents (principally stock options) for those periods did not reach the significance threshold prescribed to require adjustment under the prior standard. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS from the prior standard.

    For all entities with complex capital structures, basic and diluted EPS must be shown on the face of the income statement with equal prominence. In addition, a reconciliation of the numerator and denominator from the basic EPS computation to the diluted EPS computation is required. (See Note 2(j))

    Pursuant to the standard, TRH has adopted SFAS No. 128 for the 1997 annual financial statements and has restated all prior period EPS data presented.

    Also in February 1997, the Securities and Exchange Commission (SEC) issued Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments" (FRR No. 48).

    FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the notes to financial statements. As of December 31, 1997, TRH has no derivative financial instruments.

    Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants. For TRH, these disclosures will be effective in 1998.

    In June 1997, the FASB adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions and other events and circumstances from non-owner sources and includes net income and all changes in stockholders' equity except those resulting from investments by owners and distribution to owners.

    This standard requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

    Comprehensive income for TRH would presently consist of net income, the change in net unrealized appreciation of investments, net of deferred income taxes, and the change in net unrealized currency translation gain (loss). For the years ended December 31, 1997, 1996 and 1995, comprehensive income would amount to $227.7 million, $157.5 million and $234.1 million, respectively. The differences in comprehensive income between years are caused principally by significant fluctuations in the changes in unrealized appreciation of investments, net of deferred income taxes, combined with the impact of steadily increasing net income.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
    In accordance with the standard, TRH will adopt SFAS No. 130 in the first quarter of 1998. Reclassification of prior period financial statements provided for comparative purposes is required.

    Also in June 1997, the FASB adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and requires presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. It also establishes standards for related disclosures about products and services, geographic areas and major customers, superseding most of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

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

    SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. TRH will adopt this standard for the 1998 annual financial statements.

    ii. 1996 ACCOUNTING STANDARD: In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In addition, it provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

    SFAS No. 125 was effective as of January 1, 1997 and was to be applied prospectively. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," deferred for one year the effective date of certain provisions of SFAS No. 125 which affect repurchase agreements, dollar-rolls, securities lending and similar transactions. Management believes that the implementation of SFAS No. 125, as amended, will not have a material impact on results of operations, financial position or liquidity.

    iii. 1995 ACCOUNTING STANDARD: In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the Statement of Operations over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro forma impact, net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the Statement of Operations based on the

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) intrinsic value method prescribed in Statement of the Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees."

    In accordance with the standard, TRH adopted SFAS No. 123 beginning with the 1996 annual financial statements and chose the pro forma disclosure option of implementation. (See Note 8.)

3. INVESTMENTS

    (a) STATUTORY DEPOSITS: Investments, the substantial majority of which are bonds and common stocks available for sale, were deposited with governmental authorities as required by law and amounted to approximately $123,000,000 and $119,000,000 at December 31, 1997 and 1996, respectively.

    (b) NET INVESTMENT INCOME: An analysis of net investment income of TRH follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------

                                                                                         (in thousands)
Fixed maturities.............................................................  $  206,714  $  191,348  $  171,065
Equities.....................................................................       9,077       5,695       4,207
Short-term investments.......................................................         919         362         229
Cash equivalents and other, net..............................................      (2,192)      1,361       2,255
                                                                               ----------  ----------  ----------
  Total investment income....................................................     214,518     198,766     177,756
Investment expenses..........................................................      (6,872)     (6,130)     (4,880)
                                                                               ----------  ----------  ----------
  Net investment income......................................................  $  207,646  $  192,636  $  172,876
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    (c) INVESTMENT GAINS AND LOSSES: The realized net capital gains and change in net unrealized appreciation (depreciation) of investments are summarized as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  -----------

                                                                                         (in thousands)
Realized net capital gains on sale of investments:
  Fixed maturities...........................................................  $    3,526  $      415  $       628
  Equities...................................................................      29,375      18,223       10,460
  Other......................................................................          38          30           31
                                                                               ----------  ----------  -----------
    Realized net capital gains...............................................  $   32,939  $   18,668  $    11,119
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
Change in net unrealized appreciation (depreciation) of investments:*
  Fixed maturities carried at amortized cost.................................  $   25,787  $  (15,849) $    44,405
  Fixed maturities carried at market.........................................      13,790     (35,998)     115,323
  Equities...................................................................      73,260      39,667       44,855
                                                                               ----------  ----------  -----------
Change in net unrealized appreciation (depreciation) of investments..........  $  112,837  $  (12,180) $   204,583
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

------------------------------

* Before deferred income tax effect.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

3. INVESTMENTS (Continued)

    (d) FIXED MATURITIES: The amortized cost and market value of bonds at December 31, 1997 and 1996 are summarized as follows:

                                                                                        GROSS UNREALIZED
                                                                         AMORTIZED    --------------------
                                                                            COST        GAINS     LOSSES    MARKET VALUE
                                                                        ------------  ---------  ---------  ------------
                                                                                         (in thousands)

1997
BONDS HELD TO MATURITY AND CARRIED AT AMORTIZED COST:
  States, foreign and domestic municipalities and political
    subdivisions......................................................  $  1,230,015  $  83,367  $      --   $1,313,382
                                                                        ------------  ---------  ---------  ------------
                                                                        ------------  ---------  ---------  ------------

BONDS AVAILABLE FOR SALE AND CARRIED AT MARKET VALUE:
  U.S. Government and government agency bonds.........................  $    516,338  $  11,633  $     107   $  527,864
  States, foreign and domestic municipalities and political
    subdivisions......................................................       830,710     29,368        177      859,901
  Foreign governments.................................................       425,458     13,638        385      438,711
  Corporate...........................................................       373,211     11,731        508      384,434
                                                                        ------------  ---------  ---------  ------------
      Totals..........................................................  $  2,145,717  $  66,370  $   1,177   $2,210,910
                                                                        ------------  ---------  ---------  ------------
                                                                        ------------  ---------  ---------  ------------

                                                                                        Gross Unrealized
                                                                         Amortized    --------------------
                                                                            Cost        Gains     Losses    Market Value
                                                                        ------------  ---------  ---------  -------------
                                                                                         (in thousands)
1996
Bonds held to maturity and carried at amortized cost:
  U.S. Government and government agency bonds:
    Mortgage-backed securities........................................  $      4,365  $     278  $      --   $     4,643
  States, foreign and domestic municipalities and political
    subdivisions......................................................     1,120,768     58,596      1,294     1,178,070
                                                                        ------------  ---------  ---------  -------------
      Totals..........................................................  $  1,125,133  $  58,874  $   1,294   $ 1,182,713
                                                                        ------------  ---------  ---------  -------------
                                                                        ------------  ---------  ---------  -------------

Bonds available for sale and carried at market value:
  U.S. Government and government agency bonds.........................  $    520,256  $   8,572  $   1,653   $   527,175
  States, foreign and domestic municipalities and political
    subdivisions......................................................       582,386     22,631        709       604,308
  Foreign governments.................................................       377,821      9,519        498       386,842
  Corporate...........................................................       403,811     15,618      2,077       417,352
                                                                        ------------  ---------  ---------  -------------
      Totals..........................................................  $  1,884,274  $  56,340  $   4,937   $ 1,935,677
                                                                        ------------  ---------  ---------  -------------
                                                                        ------------  ---------  ---------  -------------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

3. INVESTMENTS (Continued)
    The amortized cost and market value of bonds at December 31, 1997 by contractual maturity, are summarized as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

                                                                                     AMORTIZED
                                                                                        COST      MARKET VALUE
                                                                                    ------------  ------------
                                                                                          (in thousands)
BONDS HELD TO MATURITY:
Due in one year or less...........................................................  $     63,319   $   64,964
Due after one year through five years.............................................       231,042      250,008
Due after five years through ten years............................................       162,348      175,340
Due after ten years...............................................................       773,306      823,070
                                                                                    ------------  ------------
    Totals........................................................................  $  1,230,015   $1,313,382
                                                                                    ------------  ------------
                                                                                    ------------  ------------
BONDS AVAILABLE FOR SALE:
Due in one year or less...........................................................  $    331,602   $  334,656
Due after one year through five years.............................................       999,627    1,025,608
Due after five years through ten years............................................       412,345      433,099
Due after ten years...............................................................       402,143      417,547
                                                                                    ------------  ------------
    Totals........................................................................  $  2,145,717   $2,210,910
                                                                                    ------------  ------------
                                                                                    ------------  ------------

    Gross gains of $2,930,000, $6,771,000 and $2,094,000 and gross losses of $1,325,000, $6,903,000 and $2,305,000 were realized on sales of investments in fixed maturities available for sale in 1997, 1996 and 1995, respectively.

    (e)  EQUITIES:  Gross gains of $35,507,000, $23,621,000 and $15,830,000 and gross losses of $6,132,000, $5,398,000 and $5,370,000 were realized on sales of equities in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, net unrealized appreciation of equities (before applicable income taxes) included gross gains of $171,130,000 and $98,316,000 and gross losses of $1,719,000 and $2,165,000, respectively.

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

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

4. FEDERAL AND FOREIGN INCOME TAXES (Continued)
    The U.S. Federal Income tax rate is 35% for 1997, 1996 and 1995. Actual tax expense on income before income taxes differs from the "expected" amount computed by applying the U.S. Federal income tax rate because of the following:

                                                                        YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------------------
                                                     1997                         1996                         1995
                                          ---------------------------  ---------------------------  ---------------------------

                                                        PERCENT OF                   PERCENT OF                   PERCENT OF
                                                       INCOME BEFORE                INCOME BEFORE                INCOME BEFORE
                                            AMOUNT     INCOME TAXES      AMOUNT     INCOME TAXES      AMOUNT     INCOME TAXES
                                          ----------  ---------------  ----------  ---------------  ----------  ---------------
                                                                         (dollars in thousands)
"Expected" tax expense..................  $   82,154          35.0 %   $   68,712          35.0 %   $   57,330          35.0 %
Adjustments:
  Tax-exempt interest...................     (31,505)        (13.4)       (27,554)        (14.0)       (25,609)        (15.6)
  Dividends received deduction..........      (1,404)         (0.6)        (1,064)         (0.6)          (774)         (0.5)
  Other.................................         (19)           --          1,366           0.7            994           0.6
                                          ----------         -----     ----------         -----     ----------         -----
    Actual tax expense..................  $   49,226          21.0 %   $   41,460          21.1 %   $   31,941          19.5 %
                                          ----------         -----     ----------         -----     ----------         -----
                                          ----------         -----     ----------         -----     ----------         -----
Foreign and domestic components of
  actual tax expense (benefit):
  Foreign...............................  $   14,485                   $   19,770                   $   15,237
  Domestic:
    Current.............................      37,135                       28,230                       23,649
    Deferred............................      (2,394)                      (6,540)                      (6,945)
                                          ----------                   ----------                   ----------
                                          $   49,226                   $   41,460                   $   31,941
                                          ----------                   ----------                   ----------
                                          ----------                   ----------                   ----------

    (b) The components of the net deferred income tax asset at December 31, 1997 and 1996 were as follows:

                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (in thousands)
Deferred income tax assets:
  Unpaid losses and loss adjustment expenses, net of related reinsurance recoverable...............................................................  $  151,789  $  149,021
  Unearned premiums, net of prepaid reinsurance premiums..................................      24,121      22,274
  Allowance for unrecoverable reinsurance.................................................       4,655       4,655
  Other...................................................................................       1,912       1,897
                                                                                            ----------  ----------
    Total deferred income tax assets......................................................     182,477     177,847
                                                                                            ----------  ----------
Deferred income tax liabilities:
  Deferred acquisition costs..............................................................      22,663      20,545
  Net unrealized appreciation of investments..............................................      82,111      51,644
  Other...................................................................................       5,722      11,876
                                                                                            ----------  ----------
    Total deferred income tax liabilities.................................................     110,496      84,065
                                                                                            ----------  ----------

    Net deferred income tax asset.........................................................  $   71,981  $   93,782
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    No valuation allowance has been recorded.

    (c) Income tax payments by TRH totaled $48,744,000, $39,939,000 and $31,588,000 in 1997, 1996 and 1995, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------

                                                                                       (in thousands)
At beginning of year:
  Unpaid losses and loss adjustment expenses............................  $  2,733,055  $  2,388,155  $  2,167,316
  Less reinsurance recoverable..........................................       349,527       402,369       439,936
                                                                          ------------  ------------  ------------
      Net unpaid losses and loss adjustment expenses....................     2,383,528     1,985,786     1,727,380
                                                                          ------------  ------------  ------------
Trans Re Zurich reserves acquired, as of acquisition date...............            --       176,260            --
                                                                          ------------  ------------  ------------
Net losses and loss adjustment expenses incurred in respect of losses occurring in:
    Current year........................................................       947,578       849,235       750,326
    Prior years.........................................................       (14,563)       (7,724)       (3,454)
                                                                          ------------  ------------  ------------
      Total.............................................................       933,015       841,511       746,872
                                                                          ------------  ------------  ------------
Net losses and loss adjustment expenses paid in respect of losses occurring in:
    Current year........................................................       244,180       172,875       149,519
    Prior years.........................................................       549,635       447,154       338,947
                                                                          ------------  ------------  ------------
      Total.............................................................       793,815       620,029       488,466
                                                                          ------------  ------------  ------------
At end of year:
  Net unpaid losses and loss adjustment expenses........................     2,522,728     2,383,528     1,985,786
  Plus reinsurance recoverable..........................................       396,054       349,527       402,369
                                                                          ------------  ------------  ------------
      Unpaid losses and loss adjustment expenses........................  $  2,918,782  $  2,733,055  $  2,388,155
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    As a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were reduced by $14.6 million in 1997. Significant favorable development was recorded in 1997 on losses occurring in years subsequent to 1986 in the other liability line, in 1996 in the medical malpractice line and in 1995 and 1994 in certain property lines. These reductions to incurred losses were partially offset by adverse development in 1997 on losses occurring in 1996 in aircraft and surety lines, in 1995 and 1994 in the medical malpractice line and in 1983 and prior in the other liability line.

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

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

6. COMMON STOCK

    Common stock activity for each of the three years in the period ended December 31, 1997 was as follows:

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Shares outstanding, beginning of year...................................    23,012,796    22,949,582    22,926,236
Issued under stock option and purchase plans............................        33,908        63,214        23,346
Stock split effected as a dividend......................................    11,516,166            --            --
                                                                          ------------  ------------  ------------
Shares outstanding, end of year.........................................    34,562,870    23,012,796    22,949,582
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    As a result of a common stock split in the form of a 50% stock dividend, common stock increased and additional paid-in capital decreased by $11.5 million in 1997. This stock split was paid on July 18, 1997 to holders of record on June 27, 1997.

7. PENSION, SAVINGS AND STOCK PURCHASE PLANS

    TRH's employees participate in benefit plans administered by AIG including a noncontributory defined benefit pension plan and a voluntary savings plan (a 401(k) plan) which provides for certain matching contributions. These plans cover a substantial majority of TRH's employees. Certain of these plans do not separately identify plan benefits and plan assets attributable to employees of participating companies. In the opinion of management, no material additional liability would accrue to TRH were such plan benefits and plan assets identifiable.

    Under TRH's 1990 Employee Stock Purchase Plan, as amended, all full time employees with at least one year of employment with the Company or any of its subsidiaries are eligible to receive privileges to purchase shares of the Company's common stock at a price which is 85% of the fair market value of such stock on the date of subscription or the date of grant of the purchase privilege, whichever is greater. An aggregate of 750,000 shares of common stock has been authorized for subscription and 5,690 shares were purchased under the plan in 1997.

    The charges made to operations for these plans for 1997, 1996 and 1995 were $732,000, $678,000 and $555,000, respectively.

8. STOCK OPTION PLANS

    In 1995, the Company's Board of Directors adopted, and the stockholders approved, the "1995 Stock Option Plan" (the 1995 Plan). This plan, as amended, provides that options may be granted to certain key employees and non-employee directors to purchase a maximum of 1,500,000 shares of the Company's common stock at prices not less than their fair market value at the date of grant. At December 31, 1997, 950,631 shares were reserved for future grants under the 1995 Plan. Options granted under the plan may be used to purchase the Company's common stock at the fair market value of each share at the date of grant. The Company also maintains the "Transatlantic Holdings, Inc. 1990 Stock Option Plan" (the 1990 Plan) which operates under substantially the same terms as the 1995 Plan. The 1995 Plan and the 1990 Plan are together hereinafter referred to as the Company Plans.

    In each of 1994 and 1992, the Stock Option and Purchase Plan Committee granted 30,000 options to certain non-employee directors of the Company who are also directors, officers and employees of AIG. These options may be used to purchase shares of the Company's common stock at $34.00 per share and

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

8. STOCK OPTION PLANS (Continued)
$35.00 per share for the 1994 and 1992 options, respectively, representing the fair market value of a share of the Company's common stock at the date of grant. Such options were granted outside of, but on substantially the same terms and conditions as, the 1990 Plan. All of the 1992 options and 22,500 of the 1994 options were exercisable at December 31, 1997 and as of year-end, none were exercised or forfeited. The impact of the above options on the financial statements is not material.

    Each of the above plans provide that 25% of the options granted become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. No further options can be granted under the 1990 Plan, although options outstanding continue in force until exercise, expiration or forfeiture.

    A summary of the status of the Company Plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                             1997                        1996                        1995
                                  --------------------------  --------------------------  --------------------------
                                                WEIGHTED                    Weighted                    Weighted
                                   NUMBER        AVERAGE       Number        Average       Number        Average
                                  OF SHARES  EXERCISE PRICE   of Shares  Exercise Price   of Shares  Exercise Price
                                  ---------  ---------------  ---------  ---------------  ---------  ---------------
Outstanding, beginning of
  year..........................    711,156     $   40.24       655,522     $   34.98       506,764     $   29.90
Granted.........................    179,150         71.88       216,525         51.33       189,188         46.00
Exercised.......................    (38,040)        25.51       (90,482)        28.97       (31,240)        19.44
Forfeited.......................     (4,410)        45.96       (70,409)        39.86        (9,190)        34.74
                                  ---------                   ---------                   ---------
Outstanding, end of year........    847,856         47.56       711,156         40.24       655,522         34.98
                                  ---------        ------     ---------        ------     ---------        ------
                                  ---------        ------     ---------        ------     ---------        ------
Exercisable, end of year........    398,907     $   36.46       290,423     $   31.33       277,375     $   27.65
                                  ---------        ------     ---------        ------     ---------        ------
                                  ---------        ------     ---------        ------     ---------        ------
Weighted average fair value of
  options granted during the
  year..........................     $19.05                      $16.95                      $14.43

    The weighted average fair value of each option grant is estimated on the date of grant using the "Binomial Option Price Model" with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: expected volatility of 15.0%, 22.5% and 22.5%; risk-free interest rates of 5.8%, 6.2% and 5.6%; and expected lives of six years for each grant. An increasing dividend schedule is used in the binomial model based on historical experience.

    The following table summarizes information about the Company Plans' outstanding and exercisable options at December 31, 1997:

                                         OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                             --------------------------------------------  ----------------------------
                                             WEIGHTED
                                             AVERAGE
                                            REMAINING        WEIGHTED                      WEIGHTED
         RANGE OF              NUMBER      CONTRACTUAL        AVERAGE        NUMBER         AVERAGE
      EXERCISE PRICES         OF SHARES        LIFE       EXERCISE PRICE    OF SHARES   EXERCISE PRICE
---------------------------  -----------  --------------  ---------------  -----------  ---------------
$14.42 TO $19.75...........      65,461       3.47 YEARS     $   17.98         65,461      $   17.98
$34.00 TO $46.00...........     388,370       6.82               39.23        279,840          37.93
$51.33 TO $71.88...........     394,025       9.39               60.67         53,606          51.33
                             -----------                                   -----------
$14.42 TO $71.88...........     847,856       7.76               47.56        398,907          36.46
                             -----------                                   -----------
                             -----------                                   -----------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

8. STOCK OPTION PLANS (Continued)
    The Company accounts for its stock options based on the intrinsic value method prescribed in APB No. 25 and related interpretations, as permitted under SFAS No. 123. Had compensation cost been charged to earnings in accordance with the fair value method discussed in SFAS No. 123, the Company's net income and net income per share (on a pro forma basis) would have been as follows:

                                                                                YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------
                                                                              1997        1996        1995
                                                                           ----------  ----------  ----------
                                                                            (in thousands, except per share
                                                                                         data)
Net income:
  As reported............................................................  $  185,500  $  154,860  $  131,858
  Pro forma..............................................................     184,384     154,283     131,800
Net income per common share:
  As reported:
    Basic................................................................        5.37        4.49        3.83
    Diluted..............................................................        5.34        4.48        3.82
  Pro forma:
    Basic................................................................        5.34        4.48        3.83
    Diluted..............................................................        5.31        4.46        3.82

    The effects of applying SFAS No. 123 in the immediately preceding pro forma data may not be indicative of future amounts as this standard does not apply to options granted prior to 1995. Additional grants in future years are anticipated.

9. RELATED PARTY TRANSACTIONS

    As of December 31, 1997, the AIG Group beneficially owned approximately 49% of the Company's outstanding common stock.

    TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory and cash management services, office space and payroll processing services. In 1997, 1996 and 1995, $9,300,000, $8,500,000 and
$7,700,000, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

    Approximately $181 million (12%), $232 million (18%) and $189 million (17%) of gross premiums written by TRH in 1997, 1996 and 1995, respectively, were attributable to reinsurance purchased by the AIG Group, for the production of which TRH paid ceding commissions to the AIG Group of $32 million, $33 million and $40 million, respectively, in such years. (See Note 11 for information relating to reinsurance ceded to related parties.)

10. DIVIDEND RESTRICTION AND STATUTORY FINANCIAL DATA

    The payment of dividends by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Generally, the maximum amount of dividends that a company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

10. DIVIDEND RESTRICTION AND STATUTORY FINANCIAL DATA (Continued) income or 10% of statutory policyholders' surplus as of the end of the most recently reported quarter unless the New York Insurance Department, upon prior application, approves a greater dividend distribution. Adjusted net investment income is defined for this purpose to include net investment income for the twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31, 1997, TRC had statutory earned surplus of $624,545,000 and, in 1998, could pay dividends of approximately $116,386,000 without such regulatory approval.

    Statutory surplus and net income as reported to the New York Insurance Department were as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                 1997         1996        1995
                                                                             ------------  ----------  ----------

                                                                                        (in thousands)
TRC
  Statutory surplus........................................................  $  1,163,856  $  952,707  $  787,403
  Statutory net income.....................................................       163,353     185,887      63,800

Putnam
  Statutory surplus........................................................       108,991     108,327     164,113
  Statutory net income.....................................................         8,981      12,221      98,497

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

11. REINSURANCE CEDED

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

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

11. REINSURANCE CEDED (Continued)
    Premiums written and earned and losses and loss adjustment expenses incurred are comprised as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------

                                                                                       (in thousands)
Gross premiums assumed..................................................  $  1,463,318  $  1,315,937  $  1,136,946
                                                                          ------------  ------------  ------------
Reinsurance ceded:
  AIG Affiliates........................................................        84,355        80,755        71,847
  Other.................................................................        84,827        92,667        55,872
                                                                          ------------  ------------  ------------
                                                                               169,182       173,422       127,719
                                                                          ------------  ------------  ------------
Net premiums written....................................................  $  1,294,136  $  1,142,515  $  1,009,227
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Gross premiums earned...................................................  $  1,432,994  $  1,317,155  $  1,094,029
                                                                          ------------  ------------  ------------
Reinsurance ceded:
  AIG Affiliates........................................................        88,241        78,698        66,768
  Other.................................................................        85,502       107,824        46,084
                                                                          ------------  ------------  ------------
                                                                               173,743       186,522       112,852
                                                                          ------------  ------------  ------------
Net premiums earned.....................................................  $  1,259,251  $  1,130,633  $    981,177
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Gross incurred losses and loss adjustment expenses......................  $  1,040,623  $    842,409  $    763,046
Reinsurance ceded.......................................................       107,608           898        16,174
                                                                          ------------  ------------  ------------
Net losses and loss adjustment expenses.................................  $    933,015  $    841,511  $    746,872
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

11. REINSURANCE CEDED (Continued)
    Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and loss adjustment expenses. Such balances at December 31, 1997 and 1996 are comprised as follows:

                                                                            1997                    1996
                                                                   ----------------------  ----------------------
                                                                      AIG                     AIG
                                                                   AFFILIATES    OTHER     Affiliates    Other
                                                                   ----------  ----------  ----------  ----------

                                                                                   (in thousands)
Paid.............................................................  $    5,091  $   14,320  $    9,545  $   22,072
Unpaid...........................................................     184,599     198,155     153,194     183,033
                                                                   ----------  ----------  ----------  ----------
  Total..........................................................  $  189,690  $  212,475  $  162,739  $  205,105
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligation could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $13.3 million in 1997 and 1996. TRH evaluates the financial condition of its retrocessionnaires through a security committee. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds and letters of credit to collateralize these amounts. Such funds and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire, other than amounts due from AIG affiliates, are considered material to the financial position of TRH.

12. SEGMENT INFORMATION

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

    The following table is a summary of business by geographic segment. Premium revenues from certain international operations are derived from many countries, generally within their respective regions. With respect to London, while a majority of premium revenues are derived from ceding companies in the United Kingdom and continental Europe, a significant portion of premium revenues are also derived from other regions of the world. In addition, approximately 16% of consolidated revenues, with a significant

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

12. SEGMENT INFORMATION (Continued)
portion in each geographic segment, were obtained through a large international reinsurance broker. Allocations among the segments have been made on the basis of location of operations and assets.

                                                                              INTERNATIONAL
                                                                          ----------------------
                                                              DOMESTIC      EUROPE      OTHER      CONSOLIDATED
                                                            ------------  ----------  ----------  ---------------
                                                                               (in thousands)
1997
REVENUES(1)...............................................  $    839,979  $  534,839  $  125,018   $   1,499,836
INCOME BEFORE INCOME TAXES................................       174,312      45,137      15,277         234,726
IDENTIFIABLE ASSETS(2)....................................     3,598,583     904,624     331,773       4,834,980

                                                                                International
                                                                            ----------------------
                                                                Domestic      Europe      Other     Consolidated
                                                              ------------  ----------  ----------  -------------
                                                                                (in thousands)
1996
Revenues(1).................................................  $    840,868  $  386,126  $  114,943   $ 1,341,937
Income before income taxes..................................       140,750      44,515      11,055       196,320
Identifiable assets(2)......................................     3,259,818     788,600     330,723     4,379,141

                                                                                International
                                                                            ----------------------
                                                                Domestic      Europe      Other     Consolidated
                                                              ------------  ----------  ----------  -------------
                                                                                (in thousands)
1995
Revenues(1).................................................  $    841,992  $  224,511  $   98,669   $ 1,165,172
Income before income taxes..................................       121,543      39,107       3,149       163,799
Identifiable assets(2)......................................     3,341,492     287,410     270,065     3,898,967

------------------------
(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.

(2) As of December 31.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 1997 and 1996. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations for such periods have been made.

                                                                             THREE MONTHS ENDED
                                                           ------------------------------------------------------
                                                            MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                              1997         1997          1997           1997
                                                           -----------  ----------  --------------  -------------

                                                                   (in thousands, except per share data)
NET PREMIUMS WRITTEN.....................................   $ 303,108   $  309,788   $    352,912    $   328,328
NET PREMIUMS EARNED......................................     284,181      306,030        333,179        335,861
NET INVESTMENT INCOME....................................      50,020       51,015         53,025         53,586
REALIZED NET CAPITAL GAINS...............................       4,179        4,198          9,183         15,379
OPERATING INCOME.........................................      52,913       55,537         61,035         66,611
NET INCOME...............................................      41,621       43,144         47,956         52,779
NET INCOME PER COMMON SHARE:
  BASIC..................................................        1.20         1.25           1.39           1.53
  DILUTED................................................        1.20         1.24           1.38           1.52

                                                                             Three Months Ended
                                                           ------------------------------------------------------
                                                            March 31,    June 30,   September 30,   December 31,
                                                              1996         1996          1996           1996
                                                           -----------  ----------  --------------  -------------
                                                                   (in thousands, except per share data)
Net premiums written.....................................   $ 251,932   $  256,996   $    321,708    $   311,879
Net premiums earned......................................     222,261      257,128        314,356        336,888
Net investment income....................................      44,859       45,986         51,291         50,500
Realized net capital gains...............................       5,274        3,820          4,311          5,263
Operating income.........................................      45,739       47,352         50,454         53,973
Net income...............................................      36,230       37,759         39,561         41,310
Net income per common share:
  Basic..................................................        1.05         1.10           1.14           1.20
  Diluted................................................        1.05         1.09           1.14           1.19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning directors of the Company is included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the "1998 Proxy Statement"), in the section captioned "Election of Directors," and such information is incorporated herein by reference. Information required by this Item concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Directors and Executive Officers of the Registrant". Information required by this Item concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 1998 Proxy Statement under the caption "Election of Directors: 'Ownership of Certain Securities' ", and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is included in the 1998 Proxy Statement in the sections captioned "Election of Directors: 'Compensation of Directors and Executive Officers', 'Compensation Committee Interlocks and Insider Participation' and 'Pension Benefits' ", and such information is incorporated herein by reference. The sections of the 1998 Proxy Statement captioned "Election of Directors: 'Committee Reports on Executive Compensation' and 'Performance Graph' " are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is included in the 1998 Proxy Statement in the sections captioned "Beneficial Ownership" and "Election of Directors:
'Ownership of Certain Securities' ", and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is included in the 1998 Proxy Statement in the sections captioned "Election of Directors: 'Compensation Committee Interlocks and Insider Participation', 'Relationship with AIG', 'AIG Group Reinsurance', 'Certain Transactions with the AIG Group' and 'Relationship with SICO and Starr' ", and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS AND EXHIBITS

        1. Financial Statements and Schedules
          See accompanying Index to Consolidated Financial Statements in Item 8. Schedules not included in the accompanying index have been omitted because they are not applicable.

        2. Exhibits

                21.1  --Subsidiaries of Registrant.
                23.1  --Consent of Coopers & Lybrand L.L.P.
                27.1  -- Financial Data Schedule (for the period ended December 31, 1997).
                27.2  -- Financial Data Schedule (for the periods ended March 31, 1997, June 30,
                        1997 and September 30, 1997, each restated pursuant to Statement of
                        Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share.")
                27.3  -- Financial Data Schedule (for the periods ended March 31, 1996, June 30,
                        1996, September 30, 1996 and December 31, 1996, each restated pursuant to
                        SFAS No. 128, "Earnings Per Share.")

           See accompanying Exhibit Index for additional Exhibits incorporated by reference.

    (b) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the last quarter of 1997.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

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

March 26, 1998

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

                     SIGNATURE                                         TITLE                          DATE
---------------------------------------------------  -----------------------------------------  -----------------

               /s/ ROBERT F. ORLICH                  President and Chief Executive Officer         March 26, 1998
 ...................................................    (principal executive officer); Director
                  Robert F. Orlich

              /s/ STEVEN S. SKALICKY                 Senior Vice President and Chief Financial     March 26, 1998
 ...................................................    Officer (principal financial and
                 Steven S. Skalicky                    accounting officer)

                  /s/ JAMES BALOG                    Director                                      March 26, 1998
 ...................................................
                    James Balog

                 /s/ IKUO EGASHIRA                   Director                                      March 26, 1998
 ...................................................
                   Ikuo Egashira

                /s/ JOHN M. FOWLER                   Director                                      March 26, 1998
 ...................................................
                   John M. Fowler

                /s/ M.R. GREENBERG                   Director                                      March 26, 1998
 ...................................................
                  M. R. Greenberg

               /s/ JOHN J. MACKOWSKI                 Director                                      March 26, 1998
 ...................................................
                 John J. Mackowski

              /s/ EDWARD E. MATTHEWS                 Director                                      March 26, 1998
 ...................................................
                 Edward E. Matthews

                /s/ HOWARD I. SMITH                  Director                                      March 26, 1998
 ...................................................
                  Howard I. Smith

               /s/ THOMAS R. TIZZIO                  Director                                      March 26, 1998
 ...................................................
                  Thomas R. Tizzio

                                                                      SCHEDULE I

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1997

                                                                                                       AMOUNT AT
                                                                                                      WHICH SHOWN
                                                                            COST OR                      IN THE
                                                                           AMORTIZED       MARKET       BALANCE
     TYPE OF INVESTMENT                                                      COST*         VALUE         SHEET
------------------------------------------------------------------------  ------------  ------------  ------------
                                                                                       (in thousands)
Fixed maturities:
  Bonds:
    United States government and government agencies and authorities....  $    516,338  $    527,864   $  527,864
    States, foreign and domestic municipalities and political
      subdivisions......................................................     2,060,725     2,173,283    2,089,916
    Foreign governments.................................................       425,458       438,711      438,711
    Public utilities....................................................        89,755        91,470       91,470
    All other corporate.................................................       283,456       292,964      292,964
                                                                          ------------  ------------  ------------
        Total fixed maturities..........................................     3,375,732     3,524,292    3,440,925
                                                                          ------------  ------------  ------------
Equities:
  Common stocks:
    Public utilities....................................................        34,426        42,456       42,456
    Banks, trust and insurance companies................................        35,147        67,194       67,194
    Industrial, miscellaneous and all other.............................       220,128       348,503      348,503
                                                                          ------------  ------------  ------------
        Total common stocks.............................................       289,701       458,153      458,153
  Nonredeemable preferred stocks........................................         5,014         5,973        5,973
                                                                          ------------  ------------  ------------
        Total equities..................................................       294,715       464,126      464,126
                                                                          ------------  ------------  ------------
Short-term investments..................................................        16,731        16,731       16,731
                                                                          ------------  ------------  ------------
        Total investments...............................................  $  3,687,178  $  4,005,149   $3,921,782
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

------------------------

* Investments in fixed maturities are shown at amortized cost.

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (PARENT COMPANY ONLY)
                        AS OF DECEMBER 31, 1997 AND 1996

                                                                                            1997          1996
                                                                                        ------------  ------------
                                                                                              (in thousands)
Assets:
  Bonds available for sale, at market value (amortized cost: 1997--$9,011;
    1996--$7,548).....................................................................  $      9,098  $      7,581
  Cash and cash equivalents...........................................................           291           276
  Investment in subsidiaries..........................................................     1,348,438     1,129,658
  Other assets........................................................................           933           748
  Dividends due from subsidiaries.....................................................         3,460         3,111
                                                                                        ------------  ------------
      Total assets....................................................................  $  1,362,220  $  1,141,374
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Liabilities:
  Dividends payable...................................................................  $      3,460  $      3,113
  Accrued liabilities.................................................................         2,101           955
                                                                                        ------------  ------------
      Total liabilities...............................................................         5,561         4,068
                                                                                        ------------  ------------

Stockholders' equity:
  Preferred Stock.....................................................................            --            --
  Common Stock........................................................................        35,363        23,813
  Additional paid-in capital..........................................................       195,494       201,930
  Net unrealized appreciation of investments, net of deferred income taxes
    (1997--$82,111; 1996--$51,644)....................................................       152,493        95,910
  Net unrealized currency translation (loss) gain.....................................       (11,769)        2,596
  Retained earnings...................................................................       995,078       823,057
  Treasury Stock, at cost; 800,000 shares.............................................       (10,000)      (10,000)
                                                                                        ------------  ------------
      Total stockholders' equity......................................................     1,356,659     1,137,306
                                                                                        ------------  ------------
      Total liabilities and stockholders' equity......................................  $  1,362,220  $  1,141,374
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                See Notes to Condensed Financial Information of Registrant--(Parent Company Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                            STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                                         (in thousands)
Revenues:
  Net investment income (principally dividends from subsidiaries)............  $   14,710  $   12,426  $   10,909
  Equity in undistributed income of subsidiaries.............................     172,494     143,536     122,014
                                                                               ----------  ----------  ----------
      Total revenues.........................................................     187,204     155,962     132,923

Operating expenses...........................................................       2,338       1,493       1,498
                                                                               ----------  ----------  ----------
Income before income taxes...................................................     184,866     154,469     131,425
Income tax benefits--current.................................................        (634)       (391)       (433)
                                                                               ----------  ----------  ----------
      Net income.............................................................  $  185,500  $  154,860  $  131,858
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                See Notes to Condensed Financial Information of Registrant--(Parent Company Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                            STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
                                                                                          (in thousands)
Cash flows from operating activities:
  Net income..................................................................  $  185,500  $  154,860  $  131,858
                                                                                ----------  ----------  ----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in undistributed income of subsidiaries............................    (172,494)   (143,536)   (122,014)
    Changes in receivable and payable to subsidiary, net......................        (349)          7        (464)
    Changes in other assets and accrued liabilities...........................         950         221         388
                                                                                ----------  ----------  ----------
        Total adjustments.....................................................    (171,893)   (143,308)   (122,090)
                                                                                ----------  ----------  ----------
        Net cash provided by operating activities.............................      13,607      11,552       9,768
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Purchase of bonds...........................................................      (1,474)     (2,917)     (2,239)
                                                                                ----------  ----------  ----------
        Net cash used in investing activities.................................      (1,474)     (2,917)     (2,239)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Dividends to stockholders...................................................     (13,132)    (11,395)     (9,176)
  Proceeds from common stock issued...........................................       1,014       2,750         703
                                                                                ----------  ----------  ----------
        Net cash from financing activities....................................     (12,118)     (8,645)     (8,473)
                                                                                ----------  ----------  ----------
        Change in cash and cash equivalents...................................          15         (10)       (944)
Cash and cash equivalents, beginning of year..................................         276         286       1,230
                                                                                ----------  ----------  ----------
Cash and cash equivalents, end of year........................................  $      291  $      276  $      286
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

------------------------

Notes to Condensed Financial Information of Registrant--(Parent Company Only)

(1) The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2) Investment in subsidiaries is reflected on the equity method.

                                                                    SCHEDULE III

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
      AS OF DECEMBER 31, 1997, 1996 AND 1995 AND FOR THE YEARS THEN ENDED

                                      UNPAID LOSSES                                                NET LOSSES    NET COMMISSIONS
                          DEFERRED       AND LOSS                                       NET         AND LOSS      AND CHANGE IN
                         ACQUISITION    ADJUSTMENT      UNEARNED     NET PREMIUMS    INVESTMENT    ADJUSTMENT       DEFERRED
                            COSTS        EXPENSES       PREMIUMS        EARNED         INCOME       EXPENSES    ACQUISITION COSTS
                         -----------  --------------  ------------  --------------  ------------  ------------  -----------------
                                                                      (in thousands)
1997
  PROPERTY-CASUALTY....   $  64,752   $    2,918,782  $    366,640  $    1,259,251  $    207,646  $    933,015    $     288,429

1996
  Property-Casualty....   $  58,700   $    2,733,055  $    343,936  $    1,130,633  $    192,636  $    841,511    $     267,186

1995
  Property-Casualty....   $  47,200   $    2,388,155  $    291,568  $      981,177  $    172,876  $    746,872    $     224,651


                           OTHER
                         OPERATING    NET PREMIUMS
                          EXPENSES      WRITTEN
                         ----------  --------------

1997
  PROPERTY-CASUALTY....  $   42,296  $    1,294,136
1996
  Property-Casualty....  $   35,722  $    1,142,515
1995
  Property-Casualty....  $   28,329  $    1,009,227

                                                                     SCHEDULE IV

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                              PERCENTAGE
                                                                       CEDED       ASSUMED                     OF AMOUNT
                                                                     TO OTHER     FROM OTHER                    ASSUMED
                                                     GROSS AMOUNT    COMPANIES    COMPANIES     NET AMOUNT      TO NET
                                                     -------------  -----------  ------------  ------------  -------------
                                                                                (in thousands)
1997
  PREMIUMS WRITTEN:
    PROPERTY-CASUALTY..............................           --     $ 169,182   $  1,463,318  $  1,294,136          113%

1996
  Premiums written:
    Property-Casualty..............................           --     $ 173,422   $  1,315,937  $  1,142,515          115%

1995
  Premiums written:
    Property-Casualty..............................           --     $ 127,719   $  1,136,946  $  1,009,227          113%

                                                                     SCHEDULE VI

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
      AS OF DECEMBER 31, 1997, 1996 AND 1995 AND FOR THE YEARS THEN ENDED

                                                                                           NET LOSSES AND LOSS
                          UNPAID                                                           ADJUSTMENT EXPENSES    NET PAID
                          LOSSES                                                                RELATED TO       LOSSES AND
            DEFERRED     AND LOSS     DISCOUNT                     NET           NET       --------------------     LOSS
           ACQUISITION  ADJUSTMENT     IF ANY      UNEARNED     PREMIUMS     INVESTMENT     CURRENT     PRIOR    ADJUSTMENT
              COSTS      EXPENSES     DEDUCTED     PREMIUMS      EARNED        INCOME        YEAR       YEARS     EXPENSES
           -----------  -----------  -----------  -----------  -----------  -------------  ---------  ---------  -----------
                                                                          (in thousands)
1997        $  64,752   $ 2,918,782      --        $ 366,640   $ 1,259,251    $ 207,646    $ 947,578  $ (14,563)  $ 793,815
1996        $  58,700   $ 2,733,055      --        $ 343,936   $ 1,130,633    $ 192,636    $ 849,235  $  (7,724)  $ 620,029
1995        $  47,200   $ 2,388,155      --        $ 291,568   $   981,177    $ 172,876    $ 750,326  $  (3,454)  $ 488,466


           NET COMMISSIONS
            AND CHANGE IN
               DEFERRED          NET
             ACQUISITION      PREMIUMS
                COSTS          WRITTEN
           ----------------  -----------

1997          $  288,429     $ 1,294,136
1996          $  267,186     $ 1,142,515
1995          $  224,651     $ 1,009,227

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                   DESCRIPTION                                 LOCATION
---------  ----------------------------------------  ----------------------------------------
    3.1    --Certificate of Incorporation, as
             amended...............................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
    3.2    --By-Laws...............................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
    4.1    --Form of Common Stock Certificate......  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.1    --Amended and Restated Shareholders
             Agreement among American Express
             Company, Gulf Insurance Company, The
             Lambert Brussels Financial
             Corporation, Stoneridge Limited,
             Mavron Ltd., American International
             Group, Inc., American Home Assurance
             Company, Metropolitan Life Insurance
             Company, certain trustees under an
             Indenture of Trust made by SwissRe
             Holding Limited, SwissRe Holding
             Limited, General Re Corporation,
             Compagnie Financiere et de Reassurance
             du Groupe AG, Daido Mutual Life Insur-
             ance Company, The Nichido Fire and
             Marine Insurance Company, Limited,
             Transatlantic Reinsurance Company, and
             PREINCO Holdings, Inc., dated January
             5, 1990...............................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.2    --Exclusive Agency Agreement between
             Transatlantic Reinsurance Company and
             American Home Assurance Company, dated
             February 27, 1980.....................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.3    --Service and Expense Agreement among
             PREINCO Holdings, Inc., Putnam Rein-
             surance Company, and American Interna-
             tional Group, Inc. dated July 1,
             1986..................................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.4    --Service and Expense Agreement between
             Transatlantic Reinsurance Company and
             American International Group, Inc.,
             dated December 15, 1977...............  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.

 EXHIBIT
   NO.                   DESCRIPTION                                 LOCATION
---------  ----------------------------------------  ----------------------------------------
   10.5    --Investment Management Contract between
             Transatlantic Reinsurance Company and
             AIG Global Investors, Inc. dated
             August 1, 1986........................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.6    --Investment Management Contract between
             Putnam Reinsurance Company and AIG
             Global Investors, Inc. dated August 1,
             1986..................................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.7    --Transatlantic Holdings, Inc. 1990
             Stock Option Plan*....................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
  10.7(a)  --Transatlantic Holdings, Inc. 1990
             Employee Stock Purchase Plan*.........  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-41474) and incorporated herein by
                                                       reference.
  10.7(b)  --Amended Transatlantic Holdings, Inc.
             1990 Stock Option Plan*...............  Filed as exhibit to the Company's 1992
                                                     Quarterly Report on Form 10-Q for the
                                                       quarter ended June 30, 1992 (File No.
                                                       1-10545) and incorporated herein by
                                                       reference.
  10.7(c)  --Transatlantic Holdings, Inc. 1995
             Stock Option Plan and form of Director
             Option Agreement*.....................  Filed as exhibits to the Company's
                                                     Registration Statement on Form S-8 (File
                                                       No. 33-99764) and incorporated herein
                                                       by reference.
  10.7(d)  --Amendment to Transatlantic Holdings,
             Inc. 1990 Employee Stock Purchase
             Plan, effective as of December 7,
             1995*.................................  Filed as exhibit to the Company's
                                                     Current Report on Form 8-K (File No.
                                                       1-10545) dated January 31, 1996, and
                                                       incorporated herein by reference.
   10.8    --Transatlantic Reinsurance Company 1989
             Stock Option Plan*....................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference
   10.9    --Transatlantic Reinsurance Company 1984
             Stock Option Plan*....................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.10   --Transatlantic Reinsurance Company 1979
             Stock Option Plan*....................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.

 EXHIBIT
   NO.                   DESCRIPTION                                 LOCATION
---------  ----------------------------------------  ----------------------------------------
   10.11   --Quota Share Reinsurance Treaty between
             National Union Fire Insurance Company
             of Pittsburgh, Pa. and Transatlantic
             Reinsurance Company, dated June 5,
             1978..................................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.12   --Quota Share Reinsurance Treaty between
             New Hampshire Insurance Company and
             Transatlantic Reinsurance Company,
             dated February 9, 1978................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.13   --Quota Share Reinsurance Treaty between
             American International Underwriters
             Overseas Ltd. and Transatlantic
             Reinsurance Company, dated September
             22, 1978..............................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.14   --Surplus Treaty between American
             International Group Companies and
             Transatlantic Reinsurance Company,
             dated September 29, 1989..............  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.15   --Quota Share Reinsurance Treaty among
             Lexington Insurance Company, Landmark
             Insurance Company, New Hampshire
             Insurance Company and Transatlantic
             Reinsurance Company, dated February
             28, 1990..............................  Filed as exhibit to the Company's
                                                     Registration statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.16   --Representative Facultative Insurance
             Certificate for Casualty Reinsurance
             Risk (Certificate between National
             Union Fire Insurance Company of
             Pittsburgh, Pa. and Transatlantic
             Reinsurance Company, dated January 9,
             1990).................................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.17   --Representative Facultative Insurance
             Certificate for Property Reinsurance
             Risk (Certificate between American
             Home Assurance Company and
             Transatlantic Reinsurance Company,
             dated March 7, 1990)..................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.

 EXHIBIT
   NO.                   DESCRIPTION                                 LOCATION
---------  ----------------------------------------  ----------------------------------------
   10.18   --Agreement between American Interna-
             tional Group, Inc. and Transatlantic
             Reinsurance Company, dated December
             15, 1977, providing Transatlantic
             Reinsurance Company with a right of
             first acceptance of reinsurance of
             risks insured by affiliates of
             American International Group, Inc. ...  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.19   --Aggregate Excess Treaty between
             Transatlantic Reinsurance Company and
             National Union Fire Insurance Company
             of Pittsburgh, Pa., dated November 15,
             1989..................................  Filed as exhibit to the Company's
                                                     Registration Statement (File No.
                                                       33-34433) and incorporated herein by
                                                       reference.
   10.20   --Management Agreement between Transat-
             lantic Reinsurance Company and Putnam
             Reinsurance Company, dated February
             15, 1991..............................  Filed as exhibit to the Company's 1995
                                                       Annual Report on Form 10-K (File No.
                                                       1-10545) and incorporated herein by
                                                       reference.
   10.21   --Quota Share Reinsurance Agreement
             between Transatlantic Reinsurance Com-
             pany and Putnam Reinsurance Company,
             dated December 6, 1995................  Filed as exhibit to the Company's 1995
                                                       Annual Report on Form 10-K (File No.
                                                       1-10545) and incorporated herein by
                                                       reference.
   21.1    --Subsidiaries of the registrant........  Filed herewith.
   23.1    --Consent of Coopers & Lybrand
             L.L.P. ...............................  Filed herewith.
   27.1    -- Financial Data Schedule (for the
             period ended December 31, 1997).        Provided herewith.
   27.2    -- Financial Data Schedule (for the
             periods ended March 31, 1997, June 30,
             1997 and September 30, 1997, each
             restated pursuant to Statement of
             Financial Accounting Standards (SFAS)
             No. 128, "Earnings Per Share.")         Provided herewith.
   27.3    -- Financial Data Schedule (for the
             periods ended March 31, 1996, June 30,
             1996, September 30, 1996 and December
             31, 1996, each restated pursuant to
             SFAS No. 128, "Earnings Per Share.")    Provided herewith.

------------------------------
* Management compensation plan.