Form 10-Q
period 1998-03-31
TRANSATLANTIC HOLDINGS INC
filed 1998-05-13
CIK 862510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

          YES |X|                                     NO |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998 34,622,055
                                    ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1998 and December 31, 1997

                                                                                          (Unaudited)
                                                                                             1998               1997
                                                                                             ----               ----
                                 ASSETS                                                  (in thousands, except share data)
Investments and cash:
      Fixed maturities:
          Bonds held to maturity, at amortized cost (market value: 1998-$1,280,174;
              1997-$1,313,382)                                                            $ 1,201,490        $ 1,230,015
          Bonds available for sale, at market value (amortized cost: 1998-$2,193,475;
              1997-$2,145,717)                                                              2,255,041          2,210,910
      Equities:
          Common stocks available for sale, at market value (cost: 1998-$291,695;
              1997-$289,701)                                                                  503,168            458,153
          Nonredeemable preferred stocks available for sale, at market value
              (cost: 1998-$5,014; 1997-$5,014)                                                  5,973              5,973
      Short-term investments, at cost which approximates market value                          11,717             16,731
      Cash and cash equivalents                                                                99,161             70,737
                                                                                          -----------        -----------
              Total investments and cash                                                    4,076,550          3,992,519
Accrued investment income                                                                      67,511             70,799
Premium balances receivable, net                                                              180,639            188,816
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                              186,183            189,690
      Other                                                                                   233,904            212,475
Deferred acquisition costs                                                                     67,429             64,752
Prepaid reinsurance premiums                                                                   33,580             22,056
Deferred income taxes                                                                          54,565             71,981
Other assets                                                                                   70,600             21,892
                                                                                          -----------        -----------
              Total assets                                                                $ 4,970,961        $ 4,834,980
                                                                                          ===========        ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                $ 2,937,213        $ 2,918,782
Unearned premiums                                                                             391,590            366,640
Reinsurance balances payable                                                                  130,148            124,365
Current income taxes payable                                                                   21,291             19,531
Other liabilities                                                                              53,224             49,003
                                                                                          -----------        -----------
              Total liabilities                                                             3,533,466          3,478,321
                                                                                          -----------        -----------
              Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                      -                  -
Common Stock, $1.00 par value; shares authorized: 50,000,000;
      shares issued: 1998-35,422,055; 1997-35,362,870                                          35,422             35,363
Additional paid-in capital                                                                    197,405            195,494
Accumulated other comprehensive income                                                        175,260            140,724
Retained earnings                                                                           1,039,408            995,078
Treasury Stock, at cost; 800,000 shares                                                       (10,000)           (10,000)
                                                                                          -----------        -----------
              Total stockholders' equity                                                    1,437,495          1,356,659
                                                                                          -----------        -----------
              Total liabilities and stockholders' equity                                  $ 4,970,961        $ 4,834,980
                                                                                          ===========        ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        1998           1997
                                                      --------       -------

                                               (in thousands, except per share data)
Income:
     Net premiums written                             $332,528      $303,108
     Increase in net unearned premiums                 (18,131)      (18,927)
                                                      --------      --------

     Net premiums earned                               314,397       284,181
     Net investment income                              53,674        50,020
                                                      --------      --------

                                                       368,071       334,201
                                                      --------      --------

Expenses:
     Net losses and loss adjustment expenses           232,833       211,928
     Net commissions                                    74,145        67,654
     Other operating expenses                           10,902         9,804
     Increase in deferred acquisition costs             (2,676)       (3,919)
                                                      --------      --------

                                                       315,204       285,467
                                                      --------      --------

                                                        52,867        48,734
Realized net capital gains                               7,277         4,179
                                                      --------      --------

Operating income                                        60,144        52,913
Other deductions                                          (325)         (445)
                                                      --------      --------

Income before income taxes                              59,819        52,468
Income taxes                                            11,989        10,847
                                                      --------      --------

     Net income                                       $ 47,830      $ 41,621
                                                      ========      ========

Net income per common share:
     Basic                                               $1.38         $1.20
     Diluted                                              1.37          1.20

Dividends per common share                                0.10          0.09

Weighted average common shares outstanding:
     Basic                                              34,601        34,533
     Diluted                                            34,829        34,685

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                        1998           1997
                                                                     ----------     ----------
                                                                           (in thousands)
Net cash provided by operating activities                             $  85,042      $  88,542
                                                                      ---------      ---------
Cash flows from investing activities:
     Proceeds of bonds available for sale sold                           78,257        144,218
     Proceeds of bonds held to maturity redeemed                         29,235         14,193
     Proceeds of bonds available for sale redeemed or matured           100,887         67,386
     Proceeds of equities sold                                           30,427         22,399
     Purchase of bonds held to maturity                                       -       (161,697)
     Purchase of bonds available for sale                              (228,229)      (234,109)
     Purchase of equities                                               (27,165)       (19,282)
     Net proceeds of short-term investments                               4,854         36,406
     Change in payable for securities in course of settlement             9,663         31,665
     Other, net                                                         (50,000)        13,346
                                                                      ---------      ---------
        Net cash used in investing activities                           (52,071)       (85,475)
                                                                      ---------      ---------
Cash flows from financing activities:
     Dividends to stockholders                                           (3,461)        (3,112)
     Proceeds from common stock issued                                    1,970            409
     Net (disbursements) proceeds from reinsurance deposits              (1,529)        58,858
                                                                      ---------      ---------
        Net cash from financing activities                               (3,020)        56,155
                                                                      ---------      ---------
Effect of exchange rate changes on cash and cash equivalents             (1,527)        (2,659)
                                                                      ---------      ---------
        Change in cash and cash equivalents                              28,424         56,563
Cash and cash equivalents, beginning of period                           70,737         77,523
                                                                      ---------      ---------
        Cash and cash equivalents, end of period                      $  99,161      $ 134,086
                                                                      =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)


1. General

      The condensed consolidated financial statements are unaudited, but have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal accruals) necessary for a fair presentation of results for such periods. Certain reclassifications have been made to conform the prior year's presentations with 1998. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

2. Per Common Share Information

      Net income per common share for the periods presented has been computed below in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and is based on the weighted average number of common shares outstanding.

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                               1998        1997
                                                               ----        ----
                                                      (in thousands, except per share data)

Net income (numerator)                                        $47,830    $41,621
                                                              =======    =======

Weighted average common shares outstanding used in the
      computation of net income per share:
      Average shares issued                                    35,401     35,333
      Less: Average shares in treasury                            800        800
                                                              -------    -------
Average outstanding shares - basic (denominator)               34,601     34,533
Average potential shares, principally stock options               228        152
                                                              -------    -------
Average outstanding shares - diluted (denominator)             34,829     34,685
                                                              =======    =======

Net income per common share:
      Basic                                                     $1.38      $1.20
      Diluted                                                    1.37       1.20

      Net income per common share and dividends per common share reflect a 3-for-2 split of the common stock, in the form of a 50 percent stock dividend, paid in July 1997.

3. Reinsurance

      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998             1997
                                                       ----             ----
                                                          (in thousands)

Gross premiums written                               $373,108          $337,381
Reinsurance ceded                                     (40,580)          (34,273)
                                                    ---------         ---------
Net premiums written                                 $332,528          $303,108
                                                    =========         =========

Gross premiums earned                                $343,453          $316,633
Reinsurance ceded                                     (29,056)          (32,452)
                                                    ---------         ---------
Net premiums earned                                  $314,397          $284,181
                                                    =========         =========

Gross incurred losses and loss
  adjustment expenses                                $258,451          $236,149
Reinsurance ceded                                     (25,618)          (24,221)
                                                    ---------         ---------
Net losses and loss adjustment
   expenses                                          $232,833          $211,928
                                                    =========         =========


4. Dividends

      During the first quarter of 1998, the Board of Directors of Transatlantic Holdings, Inc. (the "Company") declared a dividend of $3,500,000, or $0.10 per common share.


5. Income Taxes

      Income taxes paid, net, in the first quarter totaled $5,370,000 and $4,246,000 in 1998 and 1997, respectively.


6. Adoption of New Accounting Standards

      i. In June 1997, the Financial Accounting Standards Board (FASB) adopted SFAS No. 130, "Reporting Comprehensive Income." The statement established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions and other events and circumstances from non-owner sources and includes net income and all changes in stockholders' equity except those resulting from investments by owners and distributions to owners. The standard requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet.

      Pursuant to the standard, Transatlantic Holdings, Inc. and subsidiaries
(TRH) adopted SFAS No. 130 in the first quarter of 1998 and has reclassified certain 1997 data to also reflect its provisions. Amounts previously reported separately for net unrealized appreciation of investments, net of taxes, and net unrealized currency translation (loss) gain, net of taxes, are now included as components of accumulated other comprehensive income in the stockholders' equity section of the balance sheet. The calculation of comprehensive income, including the change in accumulated other comprehensive income follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998          1997
                                                        ----          ----
                                                           (in thousands)

Net income                                              $47,830      $41,621
                                                      ---------    ---------

Add: Change in accumulated other
  comprehensive income:

   Net unrealized appreciation of investments,
     net of taxes (1998-$82,111; 1997-$51,644),
     beginning of period                                152,493       95,910
   Net unrealized currency translation (loss) gain,
     net of taxes (1998-$(6,054); 1997-$1,679),
     beginning of period                                (11,769)       2,596
                                                      ---------    ---------

           Accumulated other comprehensive income,
             net of taxes, beginning of period          140,724       98,506
                                                      ---------    ---------

   Net unrealized appreciation of investments,
     net of taxes (1998-$95,899; 1997-$43,432),
     end of period                                      178,099       80,659
   Net unrealized currency translation loss,
     net of taxes (1998-$(1,248); 1997-$(5,466)),
     end of period                                       (2,839)     (10,672)
                                                      ---------    ---------

           Accumulated other comprehensive income,
             net of taxes, end of period                175,260       69,987
                                                      ---------    ---------

Change in accumulated other
  comprehensive income                                   34,536      (28,519)
                                                      ---------    ---------

Comprehensive income                                    $82,366      $13,102
                                                      =========    =========

      ii. In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In addition, the statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 127, deferred for one year, until January 1, 1998, implementation of certain provisions of this standard, including those that affect repurchase agreements, dollar-rolls, securities lending and similar transactions. Retroactive application is not permitted.

      TRH adopted these standards in the first quarter of 1998. Their implementation did not have a material impact on results of operations, financial position or liquidity.


7. Additional Information

      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1997.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------
                                 MARCH 31, 1998
`                                 --------------


OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                  1998        1997      % Change
                                                 -------------------------------
                                                      (dollars in millions)

Net premiums written                             $332.5      $303.1         9.7%
Net premiums earned                               314.4       284.2        10.6
Net investment income                              53.7        50.0         7.3

      With respect to net premiums written, the first quarter of 1998 exceeded the same 1997 quarter as a result of increases in domestic and international treaty business. The most significant domestic increases were recorded in certain specialty casualty classes and the surety line. Internationally, significant increases were recorded in certain specialty casualty classes and the aircraft line offset, in part, by a decrease in the automobile liability line. The reinsurance marketplace worldwide remained highly competitive.

      The increase in net investment income in the first quarter of 1998 versus the comparable 1997 period resulted from positive operating cash flow offset, in part, by generally lower available yields on bonds purchased as compared to yields on bonds disposed of in recent periods.

      The combined ratio was 99.6 for the first quarter of 1998 versus 100.1 for the first quarter of 1997. The first quarter loss and loss adjustment expense ratios for 1998 and 1997 were 74.0 and 74.6, respectively. The underwriting expense ratios for the first quarters of 1998 and 1997 were 25.6 and 25.5, respectively.

      Realized net capital gains on the disposition of investments totaled $7.3 million in the first quarter of 1998 compared with $4.2 million for the same period of 1997.

      Income before income taxes in the first quarter of 1998 increased 14.0 percent to $59.8 million from $52.5 million recorded in the same 1997 period. The increase in income before income taxes is due to improved underwriting results and increased net investment income and realized net capital gains in the 1998 first quarter.

      The effective tax rate for the first quarter of 1998 was 20.0 percent compared to 20.7 percent for the comparable 1997 period. The effective tax rate for the full year of 1997 was 21.0 percent.

      Net income in the first quarter of 1998 increased 14.9 percent to $47.8 million compared with $41.6 million in the same period of 1997. On a diluted per common share basis, net income for the first quarters of 1998 and 1997 were $1.37 and $1.20, respectively. Reasons for the increases are as discussed above.

      In the first quarter of 1998, a dividend of $0.10 per common share was declared by the Board of Directors to stockholders of record as of June 5, 1998, payable on June 19, 1998.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
MARCH 31, 1998


      FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $1,437.5 million at March 31, 1998, an increase of $80.8 million from year-end 1997. The increase in stockholders' equity is primarily composed of net income of $47.8 million, an increase in accumulated other comprehensive income of $34.5 million (consisting of net unrealized appreciation of investments, net of taxes, of $25.6 million, and a reduction of net unrealized currency translation loss, net of taxes, of $8.9 million) less dividends of $3.5 million. Comprehensive income in the first quarter of 1998 significantly exceeded the same prior year quarter amount as the increase in accumulated other comprehensive income, particularly from unrealized appreciation of common stocks available for sale, and the amount of net income exceeded 1997 first quarter amounts. (See Note 6 of Notes to Condensed Consolidated Financial Statements.) Management believes that the liquidity of the Company has not materially changed since the end of 1997.

      ADOPTION OF NEW ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The statement established standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions and other events and circumstances from non-owner sources and includes net income and all changes in stockholders' equity except those resulting from investments by owners and distributions to owners. The standard requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet.

      Pursuant to the standard, Transatlantic Holdings, Inc. and subsidiaries
(TRH) adopted SFAS No. 130 in the first quarter of 1998. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

      In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In addition, the statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 127, deferred for one year, until January 1, 1998, implementation of certain provisions of this standard, including those that affect repurchase agreements, dollar-rolls, securities lending and similar transactions. Retroactive application is not permitted.

      TRH adopted these standards in the first quarter of 1998. Their implementation did not have a material impact on results of operations, financial position or liquidity.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)   Exhibits

            See accompanying Exhibit index.

      (b) There were no reports on Form 8-K for the three months ended March 31, 1998.

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



                          TRANSATLANTIC HOLDINGS, INC.
                          ----------------------------
                                  (Registrant)




                             /s/ STEVEN S. SKALICKY
                             ----------------------
                               Steven S. Skalicky
               On behalf of the registrant and in his capacity as
                 Senior Vice President - Chief Financial Officer
                  (Principal Financial and Accounting Officer)


Dated May 11, 1998

                                  EXHIBIT INDEX
                                  -------------

   Exhibit
    Number                 Description                            Location
    ------                 -----------                            --------

     27.0            Financial data schedule                  Provided herewith.