Form 10-Q
period 1998-06-30
TRANSATLANTIC HOLDINGS INC
filed 1998-08-06
CIK 862510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to ________

                       Commission File Number   1-10545
                                              -----------


                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            13-3355897
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


   80 Pine Street, New York, New York                            10005
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code   (212) 770-2000
                                                    ----------------


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

            YES |X|                  NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998 34,648,012
                                  ------------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1998 and December 31, 1997

                                                                                  (Unaudited)
                                                                                      1998            1997
                                                                                  ------------    ------------
                                     ASSETS                                     (in thousands, except share data)
Investments and cash:
      Fixed maturities:
           Bonds held to maturity, at amortized cost (market value:
                 1998-$1,259,609; 1997-$1,313,382)                                $  1,181,428    $  1,230,015
           Bonds available for sale, at market value (amortized cost:
                 1998-$2,255,903; 1997-$2,145,717)                                   2,314,100       2,210,910
      Equities:
           Common stocks available for sale, at market value (cost:
                 1998-$247,956; 1997-$289,701)                                         436,682         458,153
           Nonredeemable preferred stocks available for sale, at
                 market value (cost: 1998-$18,327; 1997-$5,014)                         18,813           5,973
      Other invested assets                                                             75,000              --
      Short-term investments, at cost which approximates market value                   33,139          16,731
      Cash and cash equivalents                                                        113,312          70,737
                                                                                  ------------    ------------
                 Total investments and cash                                          4,172,474       3,992,519
Accrued investment income                                                               72,371          70,799
Premium balances receivable, net                                                       193,501         188,816
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                       187,980         189,690
      Other                                                                            234,379         212,475
Deferred acquisition costs                                                              65,656          64,752
Prepaid reinsurance premiums                                                            25,098          22,056
Deferred income taxes                                                                   68,117          71,981
Other assets                                                                            18,022          21,892
                                                                                  ------------    ------------
                 Total assets                                                     $  5,037,598    $  4,834,980
                                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                        $  2,958,963    $  2,918,782
Unearned premiums                                                                      373,794         366,640
Reinsurance balances payable                                                           155,456         124,365
Current income taxes payable                                                            13,534          19,531
Other liabilities                                                                       57,512          49,003
                                                                                  ------------    ------------
                 Total liabilities                                                   3,559,259       3,478,321
                                                                                  ------------    ------------
                 Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                              --              --
Common Stock, $1.00 par value; shares authorized: 50,000,000;
      shares issued: 1998-35,448,012; 1997-35,362,870                                   35,448          35,363
Additional paid-in capital                                                             197,832         195,494
Accumulated other comprehensive income                                                 154,749         140,724
Retained earnings                                                                    1,100,310         995,078
Treasury Stock, at cost; 800,000 shares                                                (10,000)        (10,000)
                                                                                  ------------    ------------
                 Total stockholders' equity                                          1,478,339       1,356,659
                                                                                  ------------    ------------
                 Total liabilities and stockholders' equity                       $  5,037,598    $  4,834,980
                                                                                  ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                              1998         1997         1998         1997
                                                           ---------    ---------    ---------    ---------
                                                                 (in thousands, except per share data)
Income:
       Net premiums written                                 $330,208     $309,788     $662,736     $612,896
       Decrease (increase) in net unearned premiums           10,039       (3,758)      (8,092)     (22,685)
                                                           ---------    ---------    ---------    ---------

       Net premiums earned                                   340,247      306,030      654,644      590,211
       Net investment income                                  55,600       51,015      109,274      101,035
                                                           ---------    ---------    ---------    ---------

                                                             395,847      357,045      763,918      691,246
                                                           ---------    ---------    ---------    ---------

Expenses:
       Net losses and loss adjustment expenses               245,117      223,659      477,950      435,587
       Net commissions                                        81,252       71,771      155,397      139,425
       Other operating expenses                               11,813       10,725       22,715       20,529
       Decrease (increase) in deferred acquisition costs       1,773         (449)        (903)      (4,368)
                                                           ---------    ---------    ---------    ---------

                                                             339,955      305,706      655,159      591,173
                                                           ---------    ---------    ---------    ---------

                                                              55,892       51,339      108,759      100,073
Realized net capital gains                                    29,339        4,198       36,616        8,377
                                                           ---------    ---------    ---------    ---------

Operating income                                              85,231       55,537      145,375      108,450
Other deductions                                                (107)        (514)        (432)        (959)
                                                           ---------    ---------    ---------    ---------

Income before income taxes                                    85,124       55,023      144,943      107,491
Income taxes                                                  20,456       11,879       32,445       22,726
                                                           ---------    ---------    ---------    ---------

       Net income                                            $64,668      $43,144     $112,498      $84,765
                                                           =========    =========    =========    =========

Net income per common share:
       Basic                                                   $1.87        $1.25        $3.25        $2.45
       Diluted                                                  1.86         1.24         3.23         2.44

Dividends per common share                                      0.11         0.10         0.21         0.19

Weighted average common shares outstanding:
       Basic                                                  34,639       34,545       34,620       34,538
       Diluted                                                34,859       34,727       34,844       34,706

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                    1998         1997
                                                                 ---------    ---------

                                                                     (in thousands)
Net cash provided by operating activities                         $129,613     $189,494
                                                                 ---------    ---------

Cash flows from investing activities:
      Proceeds of bonds available for sale sold                    158,988      209,639
      Proceeds of bonds held to maturity redeemed                   51,048       24,183
      Proceeds of bonds available for sale redeemed or matured     133,576       96,156
      Proceeds of equities sold                                    117,172       49,035
      Purchase of bonds held to maturity                                --     (175,834)
      Purchase of bonds available for sale                        (405,945)    (425,029)
      Purchase of equities                                         (53,914)     (48,107)
      Purchase of other invested assets                            (75,000)          --
      Net (purchase) proceeds of short-term investments            (16,909)      31,604
      Change in payable for securities in course of settlement      11,311       16,599
      Other, net                                                        --       (2,910)
                                                                 ---------    ---------
          Net cash used in investing activities                    (79,673)    (224,664)
                                                                 ---------    ---------
Cash flows from financing activities:
      Dividends to stockholders                                     (6,926)      (6,562)
      Proceeds from common stock issued                              2,423          679
      Net (disbursements) proceeds from reinsurance deposits        (1,592)      58,858
      Other                                                             --        4,100
                                                                 ---------    ---------
          Net cash from financing activities                        (6,095)      57,075
                                                                 ---------    ---------
Effect of exchange rate changes on cash and cash equivalents        (1,270)      (4,235)
                                                                 ---------    ---------
          Change in cash and cash equivalents                       42,575       17,670
Cash and cash equivalents, beginning of period                      70,737       77,523
                                                                 ---------    ---------
          Cash and cash equivalents, end of period                $113,312      $95,193
                                                                 =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)


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

2. Per Common Share Information

      Net income per common share for the periods presented has been computed below in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and is based on the weighted average number of common shares outstanding.

                                                        Three Months Ended   Six Months Ended
                                                             June 30,             June 30,
                                                        1998       1997       1998       1997
                                                      --------   --------   --------   --------
                                                        (in thousands, except per share data)
Net income (numerator)                                 $64,668    $43,144   $112,498    $84,765
                                                      ========   ========   ========   ========
Weighted average common shares
     outstanding used in the computation
     of net income per share:
     Average shares issued                              35,439     35,345     35,420     35,338
     Less: Average shares in treasury                      800        800        800        800
                                                      --------   --------   --------   --------
Average outstanding shares - basic (denominator)        34,639     34,545     34,620     34,538
Average potential shares, principally stock options        220        182        224        168
                                                      --------   --------   --------   --------
Average outstanding shares - diluted (denominator)      34,859     34,727     34,844     34,706
                                                      ========   ========   ========   ========
Net income per common share:
     Basic                                             $  1.87    $  1.25   $   3.25    $  2.45
     Diluted                                              1.86       1.24       3.23       2.44

      Net income per common share and dividends per common share reflect a 3-for-2 split of the common stock, in the form of a 50 percent stock dividend, paid in July 1997.

3. Reinsurance

      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                  Three Months Ended        Six Months Ended
                                       June 30,                  June 30,
                                  1998         1997         1998         1997
                               ---------    ---------    ---------    ---------
                                                (in thousands)
Gross premiums written         $ 359,355    $ 351,051    $ 732,463    $ 688,432
Reinsurance ceded                (29,147)     (41,263)     (69,727)     (75,536)
                               ---------    ---------    ---------    ---------
Net premiums written           $ 330,208    $ 309,788    $ 662,736    $ 612,896
                               =========    =========    =========    =========

Gross premiums earned          $ 377,876    $ 345,139    $ 721,329    $ 661,772
Reinsurance ceded                (37,629)     (39,109)     (66,685)     (71,561)
                               ---------    ---------    ---------    ---------
Net premiums earned            $ 340,247    $ 306,030    $ 654,644    $ 590,211
                               =========    =========    =========    =========

Gross incurred losses and
     loss adjustment expenses  $ 264,550    $ 253,305    $ 523,001    $ 489,454
Reinsurance ceded                (19,433)     (29,646)     (45,051)     (53,867)
                               ---------    ---------    ---------    ---------
Net losses and loss
     adjustment expenses       $ 245,117    $ 223,659    $ 477,950    $ 435,587
                               =========    =========    =========    =========

4. Dividends

      During the second quarter of 1998, the Board of Directors of Transatlantic Holdings, Inc. (the "Company") declared a dividend of $3,800,000, or $0.11 per common share.

5. Income Taxes

      Income taxes paid, net, in the second quarter totaled $29,847,000 and $13,133,000 in 1998 and 1997, respectively. For the 1998 and 1997 six month periods, income taxes paid, net, totaled $35,217,000 and $17,379,000, respectively.

6. Comprehensive Income

      Transatlantic Holdings, Inc. and subsidiaries (TRH) adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998 and has reclassified certain 1997 data to also reflect its provisions. Amounts previously reported separately for net unrealized appreciation of investments, net of taxes, and net unrealized currency translation (loss) gain, net of taxes, are now included as components of accumulated other comprehensive income in the stockholders' equity section of the balance sheet. The calculation of comprehensive income, including the change in accumulated other comprehensive income follows:

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                  June 30,
                                                                 1998         1997         1998         1997
                                                               ---------    ---------    ---------    ---------
                                                                                 (in thousands)
Net Income                                                       $64,668      $43,144     $112,498      $84,765
                                                               ---------    ---------    ---------    ---------
Add: Change in accumulated other
    comprehensive income:

    Net unrealized appreciation of investments,
       net of taxes (QTR:1998-$95,899; 1997-$43,432),
       (YTD:1998-$82,111; 1997-$51,644), beginning of period     178,099       80,659      152,493       95,910
    Net unrealized currency translation (loss) gain,
       net of taxes (QTR:1998-$(1,248); 1997-$(5,466)),
       (YTD:1998-$(6,054); 1997-$1,679), beginning of period      (2,839)     (10,672)     (11,769)       2,596
                                                               ---------    ---------    ---------    ---------

          Accumulated other comprehensive income,
             net of taxes, beginning of period                   175,260       69,987      140,724       98,506
                                                               ---------    ---------    ---------    ---------

    Net unrealized appreciation of investments,
       net of taxes (QTR and YTD:1998-$86,593;
       1997-$66,938), end of period                              160,815      124,314      160,815      124,314
    Net unrealized currency translation (loss) gain,
       net of taxes (QTR and YTD:1998-$(2,985);
       1997-$(2,068)), end of period                              (6,066)      (4,362)      (6,066)      (4,362)
                                                               ---------    ---------    ---------    ---------

          Accumulated other comprehensive income,
             net of taxes, end of period                         154,749      119,952      154,749      119,952
                                                               ---------    ---------    ---------    ---------

Change in accumulated other comprehensive
    income                                                       (20,511)      49,965       14,025       21,446
                                                               ---------    ---------    ---------    ---------

Comprehensive income                                             $44,157      $93,109     $126,523     $106,211
                                                               =========    =========    =========    =========

7. Additional Information

      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1997 and Form 10-Q filing for the quarter ended March 31, 1998.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------
                                  JUNE 30, 1998
                                  -------------

OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                            Three Months Ended            Six Months Ended
                                  June 30,                    June 30,
                        --------------------------    --------------------------
                         1998     1997    % Change     1998     1997    % Change
                        --------------------------    --------------------------
                                        (dollars in millions)

Net premiums written    $330.2   $309.8      6.6%     $662.7   $612.9      8.1%
Net premiums earned      340.2    306.0     11.2       654.6    590.2     10.9
Net investment income     55.6     51.0      9.0       109.3    101.0      8.2

      With respect to net premiums written, the second quarter and first six months of 1998 exceeded the same 1997 periods principally as a result of increases in domestic treaty business. With respect to such domestic treaty increases in the second quarter and six month periods, the most significant were recorded in specialty casualty classes, particularly accident and health and directors and officers liability, and in automobile liability and ocean marine lines. Internationally, net premiums written remained level in the 1998 second quarter compared to the same prior year period. For the six month periods, international business reported a modest increase in net premiums written in 1998 compared to 1997. Comparing such six month periods, a significant increase was recorded in the aircraft line and a significant decrease was recorded in the automobile liability line. International business represents 47 percent of worldwide net premiums written for the first six months of 1998 compared to 49 percent for the same 1997 period. The reinsurance marketplace worldwide remained highly competitive.

      The increase in net investment income for the second quarter and first six months of 1998 versus the comparable 1997 periods resulted from positive operating cash flow.

      The combined ratio was 100.2 for the second quarter of 1998 versus 99.7 for the second quarter of 1997. The second quarter loss and loss adjustment expense ratios for 1998 and 1997 were 72.0 and 73.1, respectively. The underwriting expense ratios for the second quarters of 1998 and 1997 were 28.2 and 26.6, respectively. For the first six months of 1998 and 1997, the combined ratio was 99.9. The loss ratios were 73.0 and 73.8, respectively. The first six months underwriting expense ratio was 26.9 versus 26.1 for the comparable prior year period. The increased underwriting expense ratios in the 1998 periods, were due, in large part, to a slight change in the business mix which caused the commission component of those ratios to rise.

      Realized net capital gains on the disposition of investments totaled $29.3 million in the second quarter of 1998 compared with $4.2 million for the same period of 1997. For the first six months of 1998 and 1997, realized net capital gains totaled $36.6 million and $8.4 million, respectively. The relatively high level of realized capital gains in the second quarter and first six months of 1998 resulted principally from the sale of common stock available for sale. A limited portion of proceeds from the disposition of investments in the second quarter of 1998 was used to purchase high-yield bonds. In addition, the Company has invested in limited partnerships which are included on the balance sheet in other invested assets.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
JUNE 30, 1998

      Income before income taxes in the second quarter of 1998 increased 54.7 percent to $85.1 million from $55.0 million recorded in the same 1997 period. For the first six months of 1998, income before income taxes totaled $144.9 million versus $107.5 million in the comparable prior year period, an increase of 34.8 percent. The increases in income before income taxes in 1998 versus comparable prior year periods are primarily due to increased realized net capital gains and net investment income in the 1998 periods.

      The effective tax rates for the second quarter and first six months of 1998 were 24.0 percent and 22.4 percent, respectively, versus 21.6 percent and
21.1 percent for the comparable 1997 periods. The effective tax rate for the full year of 1997 was 21.0 percent. The increased effective tax rates in the 1998 periods resulted principally from the higher level of realized capital gains in the 1998 periods.

      Net income in the second quarter of 1998 increased 49.9 percent to $64.7 million compared with $43.1 million in the same period of 1997. On a diluted per common share basis, net income for the second quarters of 1998 and 1997 were $1.86 and $1.24, respectively. For the first six months of 1998, net income increased 32.7 percent to $112.5 million versus $84.8 million for the comparable prior year period. On a diluted per common share basis, net income was $3.23 and $2.44 for the first six months of 1998 and 1997, respectively. Reasons for the increases are as discussed above.

      In the second quarter of 1998, the Board of Directors voted to increase the quarterly dividend by 10.0 percent to $0.11 per common share to stockholders of record as of September 4, 1998, payable on September 18, 1998.

      FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $1,478.3 million at June 30, 1998, an increase of $121.7 million from year-end 1997. The increase in stockholders' equity is primarily composed of net income of $112.5 million, an increase in accumulated other comprehensive income of $14.0 million (consisting of net unrealized appreciation of investments, net of taxes, of $8.3 million, and a reduction in net unrealized currency translation loss, net of taxes, of $5.7 million) less dividends of $7.3 million.

      Comprehensive income in the second quarter of 1998 was less than in the same 1997 quarter due, in large part, to the decrease in net unrealized appreciation of investments, net of taxes, in the 1998 quarter compared to an increase in the second quarter of 1997. With respect to the six month periods, comprehensive income in 1998 exceeded the 1997 amount principally due to the higher net income in 1998. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

      Operating cash flow in the second quarter and first six months of 1998 declined compared to the same 1997 periods, due, in large part, to an increased level of paid losses, and, to a lesser extent, increased taxes paid. The higher level of paid losses is due, in part, to the continued shift in the business mix towards lines with shorter loss payment patterns. Management believes that the liquidity of the Company has not materially changed since the end of 1997.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM #4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

At the Company's Annual Meeting of Stockholders held on May 21, 1998, the stockholders:

(a) elected nine directors as follows:

                                                    SHARES         SHARES NOT
             NOMINEE               SHARES FOR      WITHHELD          VOTING
             -------               ----------      --------          ------

      James Balog                  30,051,796       89,287         4,480,384
      Ikuo Egashira                30,051,196       89,887         4,480,384
      John M. Fowler               30,050,246       90,837         4,480,384
      Maurice R. Greenberg         30,051,796       89,287         4,480,384
      John J. Mackowski            30,051,748       89,335         4,480,384
      Edward E. Matthews           30,051,796       89,287         4,480,384
      Robert F. Orlich             30,041,244       99,839         4,480,384
      Howard I. Smith              30,051,748       89,335         4,480,384
      Thomas R. Tizzio             30,051,796       89,287         4,480,384

(b) approved, by a vote of 30,133,675 shares to 2,173 shares, with 5,235 abstentions and 4,480,384 shares not voting, a proposal to select Coopers & Lybrand L.L.P., now known as PricewaterhouseCoopers LLP, as independent accountants for 1998.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)   Exhibits
            See accompanying Exhibit index.

      (b) There were no reports on form 8-K for the three months ended June 30, 1998.

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


Dated August 6, 1998

                                 EXHIBIT INDEX
                                 -------------

Exhibit
 Number                 Description                  Location
 ------                 -----------                  --------

  27.0            Financial data schedule        Provided herewith.