Form 10-Q
period 1998-09-30
TRANSATLANTIC HOLDINGS INC
filed 1998-11-16
CIK 862510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________

                         Commission File Number 1-10545
                                                -------

                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    13-3355897
-------------------------------                  ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

   80 Pine Street, New York, New York                   10005
---------------------------------------          ----------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (212) 770-2000
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

                           YES |X|            NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998 34,652,464
                                       ------------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1998 and December 31, 1997

                                                                                          (Unaudited)
                                                                                              1998           1997
                                                                                          -----------    -----------
                                       ASSETS                                         (in thousands, except share data)
Investments and cash:
      Fixed maturities:
          Bonds held to maturity, at amortized cost (market value: 1998-$1,246,146;
              1997-$1,313,382)                                                            $ 1,151,697    $ 1,230,015
          Bonds available for sale, at market value (amortized cost: 1998-$2,326,318;
              1997-$2,145,717)                                                              2,424,783      2,210,910
      Equities:
          Common stocks available for sale, at market value (cost: 1998-$344,784;
              1997-$289,701)                                                                  430,470        458,153
          Nonredeemable preferred stocks available for sale, at market value
              (cost: 1998-$57,975; 1997-$5,014)                                                56,944          5,973
      Other invested assets                                                                    76,164             --
      Short-term investments, at cost which approximates market value                          14,659         16,731
      Cash and cash equivalents                                                               100,318         70,737
                                                                                          -----------    -----------
              Total investments and cash                                                    4,255,035      3,992,519
Accrued investment income                                                                      74,079         70,799
Premium balances receivable, net                                                              220,753        188,816
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                              208,270        189,690
      Other                                                                                   273,723        212,475
Deferred acquisition costs                                                                     68,989         64,752
Prepaid reinsurance premiums                                                                   33,210         22,056
Deferred income taxes                                                                          86,351         71,981
Other assets                                                                                   28,691         21,892
                                                                                          -----------    -----------
              Total assets                                                                $ 5,249,101    $ 4,834,980
                                                                                          ===========    ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                $ 3,075,092    $ 2,918,782
Unearned premiums                                                                             397,234        366,640
Reinsurance balances payable                                                                  176,358        124,365
Current income taxes payable                                                                   18,592         19,531
Other liabilities                                                                              59,413         49,003
                                                                                          -----------    -----------
              Total liabilities                                                             3,726,689      3,478,321
                                                                                          -----------    -----------
              Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                     --             --
Common Stock, $1.00 par value; shares authorized: 50,000,000;
      shares issued: 1998-35,452,464; 1997-35,362,870                                          35,452         35,363
Additional paid-in capital                                                                    198,043        195,494
Accumulated other comprehensive income                                                        126,331        140,724
Retained earnings                                                                           1,172,586        995,078
Treasury Stock, at cost; 800,000 shares                                                       (10,000)       (10,000)
                                                                                          -----------    -----------
              Total stockholders' equity                                                    1,522,412      1,356,659
                                                                                          -----------    -----------
              Total liabilities and stockholders' equity                                  $ 5,249,101    $ 4,834,980
                                                                                          ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                   1998         1997            1998           1997
                                                -----------   ----------     ------------   -----------

                                                         (in thousands, except per share data)
Income:
      Net premiums written                      $   379,094    $   352,912    $ 1,041,830    $   965,808
      Increase in net unearned premiums             (16,179)       (19,733)       (24,271)       (42,418)
                                                -----------    -----------    -----------    -----------
      Net premiums earned                           362,915        333,179      1,017,559        923,390
      Net investment income                          56,324         53,025        165,598        154,060
                                                -----------    -----------    -----------    -----------
                                                    419,239        386,204      1,183,157      1,077,450
                                                -----------    -----------    -----------    -----------
Expenses:
      Net losses and loss adjustment expenses       283,862        249,118        761,812        684,705
      Net commissions                                90,297         77,840        245,694        217,265
      Other operating expenses                       12,069         10,785         34,784         31,314
      Increase in deferred acquisition costs         (3,334)        (3,391)        (4,237)        (7,759)
                                                -----------    -----------    -----------    -----------
                                                    382,894        334,352      1,038,053        925,525
                                                -----------    -----------    -----------    -----------
                                                     36,345         51,852        145,104        151,925
Realized net capital gains                           69,414          9,183        106,030         17,560
                                                -----------    -----------    -----------    -----------
Operating income                                    105,759         61,035        251,134        169,485
Other deductions                                        (71)          (330)          (503)        (1,289)
                                                -----------    -----------    -----------    -----------
Income before income taxes                          105,688         60,705        250,631        168,196
Income taxes                                         27,002         12,749         59,447         35,475
                                                -----------    -----------    -----------    -----------

      Net income                                $    78,686    $    47,956    $   191,184    $   132,721
                                                ===========    ===========    ===========    ===========
Net income per common share:
      Basic                                     $      2.27    $      1.39    $      5.52    $      3.84
      Diluted                                          2.25           1.38           5.48           3.82

Dividends per common share                               --           0.10           0.21           0.29

Weighted average common shares outstanding:
      Basic                                          34,650         34,551         34,629         34,542
      Diluted                                        34,895         34,793         34,860         34,734

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                   1998         1997
                                                                ---------    ---------
                                                                    (in thousands)
Net cash provided by operating activities                       $ 199,476    $ 241,995
                                                                ---------    ---------

Cash flows from investing activities:
     Proceeds of bonds available for sale sold                    266,449      262,853
     Proceeds of bonds held to maturity redeemed                   81,573       48,024
     Proceeds of bonds available for sale redeemed or matured     176,342      188,640
     Proceeds of equities sold                                    299,136       91,483
     Purchase of bonds held to maturity                                --     (175,834)
     Purchase of bonds available for sale                        (613,401)    (635,289)
     Purchase of equities                                        (306,739)    (100,310)
     Purchase of other invested assets                            (76,513)          --
     Net proceeds of short-term investments                         2,005       42,492
     Change in payable for securities in course of settlement      18,139       (9,098)
     Other, net                                                        --          (75)
                                                                ---------    ---------
        Net cash used in investing activities                    (153,009)    (287,114)
                                                                ---------    ---------
Cash flows from financing activities:
     Dividends to stockholders                                    (10,737)     (10,020)
     Proceeds from common stock issued                              2,638          850
     Net (disbursements) proceeds from reinsurance deposits        (6,914)      49,881
     Other                                                             --        4,100
                                                                ---------    ---------
        Net cash from financing activities                        (15,013)      44,811
                                                                ---------    ---------
Effect of exchange rate changes on cash and cash equivalents       (1,873)      (4,575)
                                                                ---------    ---------
        Change in cash and cash equivalents                        29,581       (4,883)
Cash and cash equivalents, beginning of period                     70,737       77,523
                                                                ---------    ---------
        Cash and cash equivalents, end of period                $ 100,318    $  72,640
                                                                =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

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

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                        1998       1997       1998       1997
                                                      --------   --------   --------   --------
                                                        (in thousands, except per share data)
Net income (numerator)                                $ 78,686   $ 47,956   $191,184   $132,721
                                                      ========   ========   ========   ========
Weighted average common shares
     outstanding used in the computation
     of net income per share:
     Average shares issued                              35,450     35,351     35,429     35,342
     Less: Average shares in treasury                      800        800        800        800
                                                      --------   --------   --------   --------
Average outstanding shares - basic (denominator)        34,650     34,551     34,629     34,542
Average potential shares, principally stock options        245        242        231        192
                                                      --------   --------   --------   --------
Average outstanding shares - diluted (denominator)      34,895     34,793     34,860     34,734
                                                      ========   ========   ========   ========
Net income per common share:
     Basic                                            $   2.27   $   1.39   $   5.52   $   3.84
     Diluted                                              2.25       1.38       5.48       3.82

3. Reinsurance

      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                    Three Months Ended             Nine Months Ended
                                       September 30,                  September 30,
                                    1998           1997           1998           1997
                                -----------    -----------    -----------    -----------
                                                     (in thousands)
Gross premiums written          $   440,772    $   380,841    $ 1,173,235    $ 1,069,273
Reinsurance ceded                   (61,678)       (27,929)      (131,405)      (103,465)
                                -----------    -----------    -----------    -----------
Net premiums written            $   379,094    $   352,912    $ 1,041,830    $   965,808
                                ===========    ===========    ===========    ===========

Gross premiums earned           $   416,481    $   364,871    $ 1,137,810    $ 1,026,643
Reinsurance ceded                   (53,566)       (31,692)      (120,251)      (103,253)
                                -----------    -----------    -----------    -----------
Net premiums earned             $   362,915    $   333,179    $ 1,017,559    $   923,390
                                ===========    ===========    ===========    ===========

Gross incurred losses and
     loss adjustment expenses   $   357,092    $   265,922    $   880,093    $   755,376
Reinsurance ceded                   (73,230)       (16,804)      (118,281)       (70,671)
                                -----------    -----------    -----------    -----------
Net losses and loss
     adjustment expenses        $   283,862    $   249,118    $   761,812    $   684,705
                                ===========    ===========    ===========    ===========

4. Income Taxes

      Income taxes paid, net, in the third quarter totaled $31,394,000 and $19,147,000 in 1998 and 1997, respectively. For the 1998 and 1997 nine month periods, income taxes paid, net, totaled $66,611,000 and $36,526,000, respectively.

5. Comprehensive Income

      Transatlantic Holdings, Inc. and subsidiaries adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998 and has reclassified certain 1997 data to also reflect its provisions. In 1997, amounts reported separately for net unrealized appreciation of investments, net of taxes, and net unrealized currency translation (loss) gain, net of taxes, are now included as components of accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

      The calculation of comprehensive income is as follows:

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                    1998          1997         1998           1997
                                                                -----------   -----------   -----------   -----------
                                                                                   (in thousands)
Net Income                                                       $    78,686  $    47,956   $   191,184   $   132,721
                                                                 -----------  -----------   -----------   -----------
Other comprehensive income:

    Net unrealized appreciation (depreciation) of investments, net of taxes (QTR:1998-$(22,740); 1997-$13,648),
       (YTD:1998-$(18,258); 1997-$28,942)                            (42,231)      25,345       (33,909)       53,749
    Net unrealized currency translation (loss) gain,
       net of taxes (QTR:1998-$7,437; 1997-$(2,293)),
       (YTD:1998-$10,506; 1997-$(6,040))                              13,813       (4,259)       19,516       (11,217)
                                                                 -----------  -----------   -----------   -----------
Other comprehensive income                                           (28,418)      21,086       (14,393)       42,532
                                                                 -----------  -----------   -----------   -----------
Comprehensive income                                             $    50,268  $    69,042   $   176,791   $   175,253
                                                                 ===========  ===========   ===========   ===========

6. Additional Information

      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1997 and Form 10-Q filings for the first two quarters of 1998.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------
                               SEPTEMBER 30, 1998
                               ------------------

OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                                        Three Months Ended                 Nine Months Ended
                                           September 30,                      September 30,
                                --------------------------------   ---------------------------------
                                  1998       1997       % Change     1998         1997      % Change
                                --------------------------------   ---------------------------------
                                                      (dollars in millions)
Net premiums written            $  379.1   $  352.9        7.4%    $1,041.8     $  965.8        7.9%
Net premiums earned                362.9      333.2        8.9      1,017.6        923.4       10.2
Net investment income               56.3       53.0        6.2        165.6        154.1        7.5

      Net premiums written for the third quarter and first nine months of 1998 exceeded the same 1997 periods as a result of increases in domestic and international treaty business. With respect to the third quarter, the most significant domestic increases were recorded in specialty casualty classes (particularly directors' and officers', other professional liability and medical malpractice lines), partially offset by a decrease in homeowners multiple peril. Internationally, increases were recorded in automobile lines. For the nine month periods, domestic net premiums written increased in specialty casualty classes (particularly directors' and officers', other professional liability and accident and health lines) and in the automobile liability line, partially offset by a decrease in homeowners multiple peril. Internationally, the most significant increases were recorded in the automobile liability, automobile physical damage and aircraft lines. International business represented 48 percent of worldwide net premiums written for the first nine months of 1998 compared to 49 percent for the same 1997 period. The reinsurance marketplace worldwide remained highly competitive.

      The increase in net investment income for the third quarter and first nine months of 1998 versus the comparable 1997 periods resulted from continued investment of positive operating cash flow.

      The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for the periods indicated:

                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                               ------------------    ------------------
                                 1998       1997       1998       1997
                               ------------------    ------------------
Loss and loss adjustment
     expense ratio               78.2       74.8       74.9       74.2
Underwriting expense ratio       27.0       25.1       26.9       25.7
Combined ratio                  105.2       99.9      101.8       99.9

      The loss and loss adjustment expense ratio and the combined ratio for the 1998 periods include pre-tax losses from Hurricane Georges, which occurred in the third quarter of 1998, totaling $20 million. Excluding the impact of these losses, the third quarter and nine months 1998 combined ratios would have been
99.7 and 99.8, respectively. There were no significant catastrophe losses in the 1997 periods. The increased underwriting expense ratios in the 1998 periods were due, in large part, to a slight change in the business mix which caused the commission component of those ratios to rise.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
SEPTEMBER 30, 1998

      Realized net capital gains on the disposition of investments totaled $69.4 million in the third quarter of 1998 compared with $9.2 million for the same period of 1997. For the first nine months of 1998 and 1997, realized net capital gains totaled $106.0 million and $17.6 million, respectively. The high level of realized capital gains in the third quarter and first nine months of 1998 resulted principally from the strategic realignment of the equity portfolio in the 1998 third quarter.

      Income before income taxes in the third quarter of 1998 increased 74.1 percent to $105.7 million from $60.7 million recorded in the same 1997 period. For the first nine months of 1998, income before income taxes totaled $250.6 million versus $168.2 million in the comparable prior year period, an increase of 49.0 percent. The increases in income before income taxes in the 1998 periods versus comparable prior year amounts are primarily due to the previously discussed increased realized net capital gains and net investment income offset, in part, by increased underwriting losses caused by the impact of Hurricane Georges, all as reported in the 1998 periods.

      The effective tax rates for the third quarter and first nine months of 1998 were 25.5 percent and 23.7 percent, respectively, versus 21.0 percent and
21.1 percent for the comparable 1997 periods. The increased effective tax rates in 1998 result from the fact that tax exempt income represented a lower percentage of income before income taxes in the 1998 periods. In such periods, income before income taxes was significantly increased by the higher level of realized capital gains offset, in part, by incurred losses from Hurricane Georges.

      Net income in the third quarter and first nine months of 1998 includes an after-tax charge related to Hurricane Georges of $13.0 million, or $0.37 per common share (diluted). In addition, third quarter net income includes realized capital gains, net of income taxes, of $45.1 million, or $1.29 per common share (diluted), and $6.0 million, or $0.17 per common share (diluted), in 1998 and 1997, respectively. For the nine month periods of 1998 and 1997, realized capital gains, net of income taxes, totaled $68.9 million, or $1.97 per common share (diluted), and $11.4 million, or $0.33 per common share (diluted), respectively.

      Net income in the third quarter of 1998 increased 64.1 percent to $78.7 million compared with $48.0 million in the same period of 1997. On a diluted per common share basis, net income for the third quarters of 1998 and 1997 were $2.25 and $1.38, respectively. For the first nine months of 1998, net income increased 44.0 percent to $191.2 million versus $132.7 million for the comparable prior year period. On a diluted per common share basis, net income was $5.48 and $3.82 for the first nine months of 1998 and 1997, respectively. Reasons for the increases are as discussed above.

      In October 1998, the Board of Directors declared a quarterly dividend of $0.11 per common share to stockholders of record as of December 4, 1998, payable on December 18, 1998.

      FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $1,522.4 million at September 30, 1998, an increase of $165.8 million from year-end 1997. The increase in stockholders' equity is primarily composed of net income of $191.2 million, partially offset by a decrease in accumulated other comprehensive income of $14.4 million (consisting of a reduction in net unrealized appreciation of investments, net of taxes, of $33.9 million, partially offset by net unrealized currency translation gain, net of taxes, of $19.5 million) less dividends of $7.3 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
SEPTEMBER 30, 1998

      The reduction in net unrealized appreciation of investments, net of tax, resulted, in large part, from the realization as capital gains of a significant amount of previously unrealized appreciation of common stocks available for sale offset, in part, by an increase in unrealized appreciation of bonds. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

      For the nine month periods, 1998 operating cash flow was less than 1997, due, in large part, to taxes paid in 1998 related to the significantly higher level of realized capital gains. Management believes that the liquidity of Transatlantic Holdings, Inc. and subsidiaries (hereinafter TRH or the Company) has not materially changed since the end of 1997.

      OTHER MATTERS. The Year 2000 (Y2K) issue arises from the historic usage of two, rather than four, digit date fields in computer equipment, software packages and other devices using embedded chip technology, causing a date field "00" to be recognized as the year 1900, rather than the year 2000. Failure to recognize, repair or replace affected devices and systems could cause systems failures or other disruptions resulting in, among other things, an inability to process transactions, collect premiums, pay invoices or engage in similar normal business activities.

      Most TRH systems and software packages were installed or purchased within the last five years, when the Y2K issue had already been identified and was usually a consideration in the development process. TRH has taken steps to identify its significant systems and programs, new and existing, hardware and software information technology (IT) as well as non-IT (e.g. telephone systems, fax machines and copiers), where Y2K failures could surface, and has conducted appropriate testing and effectuated remedial changes. Most critical systems are already Y2K compliant. TRH will continue, however, to monitor, remediate and internally certify its systems as compliant through early 1999. The costs associated with this process, which are expensed as incurred, have not had and are not expected to have a material effect on net income, financial position, cash flows or other non-Y2K IT projects and initiatives.

      In addition, TRH has identified those ceding companies, brokers, reinsurers, vendors and other business partners (collectively, "third parties") that are significant to its business and has asked each to advise on the steps they are taking to address the Y2K issue. Responses have been received from many and follow-ups will be sent to those who fail to respond or whose responses are not satisfactory. The completion of these activities and corrective actions, where necessary, will continue through early 1999.

      TRH does not presently believe Y2K issues pose significant operational problems. However, there can be no assurance that unresolved Y2K issues of third parties will not have a material adverse impact on the Company's operations or financial results. TRH is considering the effects of potential unresolved Y2K issues of third parties on its business and will develop contingency plans, as necessary. Such plans may include the selection of alternate third parties or other actions designed to mitigate the effects of a third party's lack of preparedness.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
SEPTEMBER 30, 1998

      Any statements contained in this discussion that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, are meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are included in the above discussion of the Y2K issue, are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect.

      On January 1, 1999, certain of the member nations of the European Economic and Monetary Union (EMU) will adopt a common currency, the Euro. Once the national currencies are phased out, the Euro will be the sole legal tender of each of these nations. During the transition period, commerce of these nations will be transacted in the Euro or in the currently existing national currency.

      TRH has identified the significant issues and will be prepared with respect to the phase-in of ultimate redenomination to the Euro. Any costs associated with the adoption of the Euro are expensed as incurred and are not material to TRH's net income, financial position or cash flows.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)   Exhibits
            See accompanying Exhibit index.

      (b) There were no reports on form 8-K for the three months ended September 30, 1998.

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


                                         TRANSATLANTIC HOLDINGS, INC.
                                         ----------------------------
                                                 (Registrant)



                                            /s/ STEVEN S. SKALICKY
                              --------------------------------------------------
                                              Steven S. Skalicky
                              On behalf of the registrant and in his capacity as
                              Executive Vice President - Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Dated November 13, 1998

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number              Description                             Location
------              -----------                             --------

 27.0          Financial data schedule                  Provided herewith.