Form 10-K
period 1998-12-31
TRANSATLANTIC HOLDINGS INC
filed 1999-03-30
CIK 862510

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 1-10545

                            ------------------------
                           TRANSATLANTIC HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

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

                                 (212) 770-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [x]      No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 1999 was approximately $1,142,911,454 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
     As of January 31, 1999, there were outstanding 34,683,862 shares of Common Stock, $1.00 par value, of the registrant.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 20, 1999 are incorporated by reference in Part III of this Form 10-K.

________________________________________________________________________________
________________________________________________________________________________

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                     PART I

Item 1.    Business.......................................................................................     1
Item 2.    Properties.....................................................................................    17
Item 3.    Legal Proceedings..............................................................................    18
Item 4.    Submission of Matters to a Vote of Security Holders............................................    18

                                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.......................    20
Item 6.    Selected Financial Data........................................................................    21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........    22
Item 8.    Financial Statements and Supplementary Data....................................................    31
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    56

                                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................    56
Item 11.   Executive Compensation.........................................................................    56
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................    56
Item 13.   Certain Relationships and Related Transactions.................................................    56

                                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    57

     The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any proxy statement, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to government and regulatory policies, volatile and unpredictable developments (including catastrophes), the legal environment, the uncertainties of the reserving process, the competitive environment in which the Company operates, the uncertainties inherent in international operations, and interest rate fluctuations. The words 'believe,' 'expect,' 'anticipate,' 'project' and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Transatlantic Holdings, Inc. (the 'Company') is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (Putnam), the Company's name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company (TRC) in exchange for shares of common stock of the Company (the 'Share Exchange'). Prior to the Share Exchange, American International Group, Inc. (AIG) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company's outstanding common stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company's common stock in a registered public offering, with the result that approximately 35% of the Company's outstanding common stock became publicly owned. Since that date, additional shares of the Company's common stock have become publicly owned as a result of sales by such stockholders. During 1998, AIG increased its 49% beneficial ownership of the Company's outstanding common stock to 52% as of year end. As of March 11, 1999, AIG's beneficial ownership interest increased to approximately 55% as a result of additional share purchases.

     The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich
(TRZ), acquired by TRC in 1996 (See Note 1 of Notes to Consolidated Financial Statements), and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on a treaty and facultative basis, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states, Puerto Rico, Guam and the District of Columbia in the United States. TRC is licensed by the federal government of and seven provinces in Canada. TRC is also licensed in Japan, the United Kingdom and the Dominican Republic and is registered or authorized as a foreign reinsurer in Peru, Colombia, Argentina (where it also maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), Brazil (where it maintains a representative office in Rio de Janeiro, Transatlantic Re (Brasil) Ltda.) Chile, Mexico, Ecuador, Guatemala, Venezuela and France. In addition, TRC is licensed in the Hong Kong Special Administrative Region, People's Republic of China, and maintains a branch in Hong Kong. Also, TRC is authorized to maintain a representative office in Shanghai, People's Republic of China. TRZ is licensed as a reinsurer in Switzerland. TRH's (Transatlantic Holdings, Inc. and its subsidiaries) principal lines of reinsurance include general liability (including directors' and officers' liability and other professional liability), automobile liability (including nonstandard risks), ocean marine and aviation, medical malpractice and surety and credit in the casualty lines, and fire and allied lines in the property lines. Reinsurance is provided for most major lines of insurance on both excess-of-loss and pro rata bases.

     Each of TRC and Putnam is currently rated 'A++ (Superior)', the highest rating classification, by A.M. Best Company (Best's) and 'AA', the second highest major rating classification, by Standard and Poor's (S&P). TRC is also rated Aa1 ('Excellent'), the second highest rating classification, by Moody's Investors Service (Moody's) and TRZ is rated 'A' by S&P. Best's, S&P and Moody's are independent industry rating organizations. A publication of Best's indicates that the 'A++ (Superior)' rating is assigned to those companies that, in Best's opinion, have, on balance, superior financial strength, operating performance and market profile when compared to standards established by Best's and that have a very strong ability to meet their ongoing obligations to policyholders. A publication of S&P advises that companies that receive an insurer financial strength rating of 'AA' have very strong financial security characteristics differing only slightly from those rated higher, and that companies that receive a rating of 'A' have strong financial security characteristics but are somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. A publication of Moody's advises that an insurance financial strength rating of Aa1 is assigned to those ranked at the higher end of insurance companies offering excellent financial security, but whose long-term risks appear somewhat larger than companies in the highest rating category. These ratings are based upon factors that may be of concern to policy or contract holders, but may not reflect the considerations applicable to an equity investment in an insurance or reinsurance company.

     The statutory surplus of TRC of $1,343.7 million, as of December 31, 1998, ranked TRC as the 5th largest domestic reinsurer according to statistics distributed by the Reinsurance Association of America. Although TRC and its wholly-owned subsidiary, Putnam, are separate entities, together they would have ranked as the 4th largest domestic reinsurer based upon combined statutory net premiums written of $1,257.3 million and 5th based upon combined statutory net income of $208.9 million for the year ended December 31, 1998, according to such statistics.

THE REINSURANCE BUSINESS

     Reinsurance is an arrangement whereby one or more insurance companies, the 'reinsurer,' agrees to indemnify another insurance company, the 'ceding company,' for all or part of the insurance risks underwritten by the ceding company. Reinsurance can provide certain basic benefits to the ceding company. It reduces net liability on individual risks, thereby enabling the ceding company to underwrite more business than its own resources can support; it provides catastrophe protection to lessen the impact of large or multiple losses; it stabilizes results by leveling fluctuations in the ceding company's loss ratio; and it helps the ceding company maintain acceptable surplus and reserve ratios.

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

GENERAL

     TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. A portion of the reinsurance written by TRH is assumed from AIG and its subsidiaries (the 'AIG Group') and therefore reflects their underwriting philosophy and diversified insurance products.

Approximately $167 million (11%), $181 million (12%) and $232 million (18%) of gross premiums written by TRH in the years 1998, 1997 and 1996, respectively, were attributable to reinsurance purchased by the AIG Group. (For a discussion of TRH's business with the AIG Group, see 'Relationship with the AIG Group.')

     In 1998, TRH's activities in the United States were conducted through its worldwide headquarters in New York and its regional office in Chicago. All domestic treaty business is underwritten by, or under the close supervision of, senior officers of TRH located in New York. TRH's headquarters in New York, the Miami office (underwriting business from Latin America and the Caribbean) and international offices in Toronto, London, Paris, Zurich, Hong Kong and Tokyo can offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Rio de Janeiro and Shanghai; the latter two offices opened in early 1998. In addition, in late 1998, TRH entered into an exclusive arrangement with a representative agency in Johannesburg, South Africa. Non-U.S. business (representing risks underwritten by the Miami office and the other international offices) accounted for approximately 49%, 48% and 40% of net premiums written in 1998, 1997 and 1996, respectively. (See Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) for a discussion of premium fluctuations between years and Note 13 of Notes to Consolidated Financial Statements for financial data by business segment.) In addition, London branch net premiums written in 1998 totaled $304.4 million, or 22% of worldwide net premiums written. (For a discussion of certain conditions associated with international business see 'Regulation' and Note 13 of Notes to Consolidated Financial Statements.)

     Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 71% of net premiums written in 1998 and 67% in 1997 and 1996. As a general matter, due to the longer period of time necessary to settle casualty claims, casualty reinsurance underwriting tends to involve variables (such as those discussed in the paragraph immediately following) that are not as predictable as those in property reinsurance underwriting. The greater degree of uncertainty associated with casualty business as a result of these variables may produce a more volatile result over a period of time, although property reinsurance, including property catastrophe business, is also subject to significant year to year volatility due to major natural disasters. TRH also seeks to focus on more complex risks within the casualty and property lines, and to adjust its mix of business to take advantage of market opportunities.

     In general, the overall operating results (including investment performance) and other changes to stockholders' equity of property and casualty insurance and reinsurance companies, and TRH, in particular, are subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency rate fluctuations, interest rates and other factors, such as changes in tax laws, tort laws and the regulatory environment.

     The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated:(5)

                                                                     YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------------------------------------
                                                                                                                NET
                                                                                                          LOSSES AND LOSS
                                        NET PREMIUMS WRITTEN             NET PREMIUMS EARNED            ADJUSTMENT EXPENSES
                                   ------------------------------   ------------------------------   --------------------------
                                     1998       1997       1996       1998       1997       1996       1998      1997     1996
                                   --------   --------   --------   --------   --------   --------   --------   ------   ------
                                                                      (dollars in millions)
Casualty
    General liability(1)(2)....... $  274.7   $  185.9   $  203.7   $  248.2   $  187.9   $  213.8   $  149.2   $141.9   $183.4
    Automobile liability..........    270.9      223.9      168.7      273.0      201.8      161.9      212.6    161.6    156.9
    Ocean marine and
      aviation(2)(3)..............    190.3      179.5      142.0      192.8      180.5      143.3      194.5    147.1    100.2
    Medical malpractice(2)........     90.3      129.8      131.9       91.7      133.0      135.6       39.3    113.0    121.1
    Surety and credit(3)(4).......     63.0       66.4       52.6       65.4       58.7       45.3       57.0     50.1     29.6
    Accident and health...........     63.3       34.8       10.6       69.8       27.3       10.1       56.3     18.8      4.9
    Other(3)(4)...................     37.3       48.0       50.7       40.9       40.4       51.7       18.8     19.8     42.1
                                   --------   --------   --------   --------   --------   --------   --------   ------   ------
        Total casualty............    989.8      868.3      760.2      981.8      829.6      761.7      727.7    652.3    638.2
                                   --------   --------   --------   --------   --------   --------   --------   ------   ------
Property
    Fire..........................    168.9      205.8      190.3      176.8      210.4      174.1      138.6    149.3    107.0
    Allied lines(2)(4)............     69.4       59.6       68.7       68.5       69.8       70.1       38.1     39.3     29.7
    Homeowners multiple peril.....     57.9       71.4       34.8       64.2       55.2       41.1       47.0     36.8     19.0
    Automobile physical damage....     64.2       45.2       32.3       44.3       44.0       23.6       39.7     32.1     18.2
    Other(3)(4)...................     43.5       43.8       56.2       45.0       50.3       60.0       29.8     23.2     29.4
                                   --------   --------   --------   --------   --------   --------   --------   ------   ------
        Total property............    403.9      425.8      382.3      398.8      429.7      368.9      293.2    280.7    203.3
                                   --------   --------   --------   --------   --------   --------   --------   ------   ------
            Total................. $1,393.7   $1,294.1   $1,142.5   $1,380.6   $1,259.3   $1,130.6   $1,020.9   $933.0   $841.5
                                   --------   --------   --------   --------   --------   --------   --------   ------   ------
                                   --------   --------   --------   --------   --------   --------   --------   ------   ------

                                        LOSS AND LOSS
                                      ADJUSTMENT EXPENSE
                                            RATIO
                                    ----------------------
                                     1998    1997    1996
                                    ------   -----   -----
Casualty
    General liability(1)(2).......    60.1    75.5    85.8
    Automobile liability..........    77.9    80.1    96.9
    Ocean marine and
      aviation(2)(3)..............   100.9    81.5    69.9
    Medical malpractice(2)........    42.9    84.9    89.3
    Surety and credit(3)(4).......    87.2    85.3    65.4
    Accident and health...........    80.6    68.8    48.5
    Other(3)(4)...................    46.1    49.0    81.3
        Total casualty............    74.1    78.6    83.8
Property
    Fire..........................    78.4    71.0    61.5
    Allied lines(2)(4)............    55.6    56.3    42.3
    Homeowners multiple peril.....    73.2    66.5    46.2
    Automobile physical damage....    89.6    72.9    77.2
    Other(3)(4)...................    66.2    46.3    49.0
        Total property............    73.5    65.3    55.1
            Total.................    73.9    74.1    74.4

------------
(1) A significant portion of this line includes more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability, errors and omissions and environmental impairment liability.

(2) In 1998, development on reserves held at December 31, 1997 significantly decreased the loss ratios in general liability, medical malpractice and allied lines and significantly increased the loss ratios in ocean marine and aviation.

(3) In 1997, development on reserves held at December 31, 1996 significantly decreased the loss ratios in other casualty and other property lines and significantly increased the loss ratios in ocean marine and aviation, and the surety and credit area.

(4) In 1996, development on reserves held at December 31, 1995 significantly decreased the loss ratios in other casualty, allied lines and other property lines and significantly increased the loss ratio in surety and credit.

(5) See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of TRH's underwriting components.

     Treaty reinsurance constitutes the larger portion of TRH's business, accounting for 95%, 94% and 90% of net premiums written in 1998, 1997 and 1996, respectively.

     The following table presents certain information concerning TRH's treaty and facultative business for the periods indicated:

                                                                                     TREATY
                                                                        --------------------------------
                                                                            YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                        1998(1)     1997(2)       1996
                                                                        --------    --------    --------
                                                                                 (in millions)
Gross premiums written...............................................   $1,438.5    $1,323.5    $1,145.0
Net premiums written.................................................    1,320.2     1,214.4     1,033.7
Net premiums earned..................................................    1,311.1     1,163.9     1,013.0

                                                                                  FACULTATIVE
                                                                        --------------------------------
                                                                            YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                          1998      1997(2)       1996
                                                                        --------    --------    --------
                                                                                 (in millions)
Gross premiums written...............................................   $  128.4    $  139.8    $  170.9
Net premiums written.................................................       73.5        79.7       108.8
Net premiums earned..................................................       69.5        95.4       117.6

------------
(1) In 1998 compared to 1997, international treaty premiums increased in specialty casualty classes (particularly other professional liability, which is included in general liability), automobile physical damage, automobile liability and aircraft lines, and decreased in the fire line. Domestic treaty premiums increased in the automobile liability line (including nonstandard risks) and certain specialty casualty classes (particularly other professional liability and accident and health lines), and decreased in the medical malpractice line.

(2) In 1997 compared to 1996, international treaty premiums increased in automobile liability, automobile physical damage, fire and allied lines. The majority of these increases resulted from the inclusion of a full year of TRZ premiums in 1997 versus six months data reflected in 1996, following its acquisition in the third quarter of that year by TRH. Facultative business comprises a small portion of overall international premiums. Domestically, treaty premium decreases in general casualty, allied lines and automobile liability (including nonstandard risks) were partially offset by increases in homeowners multiple peril, aircraft and accident and health lines. Domestic facultative premiums declined in property and general casualty classes, partially offset by modest increases in specialty casualty classes.

TREATY REINSURANCE

     Treaty reinsurance accounted for approximately $1,438.5 million of gross premiums written and $1,320.2 million of net premiums written in 1998, approximately 71% of which resulted from casualty lines treaties, with the remainder from property lines treaties. Approximately 64% of treaty gross premiums written in 1998 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 7% of treaty gross premiums written in 1998 were attributable to the AIG Group. Such premiums were primarily written on a pro rata basis. The majority of TRH's non-AIG Group treaty premiums were also written on a pro rata basis. As pro rata business is a proportional sharing of premiums and losses among ceding company and reinsurer, generally, the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business.

     TRH's treaty business consists primarily of lines of business within general liability (including directors' and officers' liability and other professional liability), automobile liability (including nonstandard risks), ocean marine and aviation, medical malpractice, surety and credit, fire and allied lines. A significant portion of TRH's business within these lines (primarily general liability and medical malpractice) is derived from certain more complex risks. TRH also underwrites non-traditional reinsurance, which blends funding characteristics with more traditional risk transfer.

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

     TRH offers brokers full service with large capacity for both casualty and property risks. For non-AIG business, TRH generally seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and represents the other participating reinsurers in negotiating price, terms and conditions. TRH believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. TRH has generally not set terms and conditions as lead underwriter with respect to AIG Group treaty reinsurance, although it may do so in the future. When TRH does not lead the treaty, it may still suggest changes to any aspect of the treaty. In either case, TRH may reject any treaty business offered to it by the AIG Group or others based upon its assessment of all relevant factors. Such factors include type and level of risk assumed, actuarial and underwriting judgment with respect to rate adequacy, various treaty terms, prior and anticipated loss experience on the treaty, prior business experience with the ceding company, overall financial position, operating results and Best's, S&P and Moody's ratings of the ceding company and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

     TRH currently has approximately 5,125 treaties in effect for the current underwriting year. In 1998, no single treaty exceeded 3% of treaty gross premiums written. No ceding company accounted for more than 4% of total treaty gross premiums written in 1998 other than AIG Group companies (see 'Relationship with the AIG Group') and members of Lloyd's of London, which accounted for 9% of treaty gross premiums written.

     Non-U.S. treaty business accounted for approximately 47% of TRH's total net premiums written for the year ended December 31, 1998.

FACULTATIVE REINSURANCE

     During 1998, TRH wrote approximately $128.4 million of gross premiums written and $73.5 million of net premiums written of facultative reinsurance, approximately 73% of which represented casualty risks with the balance comprising property risks. The majority of facultative gross premiums written in 1998 represented facultative reinsurance written on an excess-of-loss basis. Facultative coverages are generally offered for most lines of business. However, the great majority of premiums are within the other liability (including specialty casualty classes) and fire lines. Underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 51% of facultative gross premiums written in 1998 were attributable to AIG Group companies. Except for AIG Group companies, no single ceding company accounted for more than 5% of total facultative gross premiums written in 1998. Non-U.S. facultative business accounted for approximately 2% of TRH's total net premiums written for the year ended December 31, 1998.

RETENTION LEVELS AND RETROCESSION ARRANGEMENTS

     TRH enters into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing gross premium writings and risk capacity without requiring additional capital.

     Under TRH's underwriting guidelines and retrocession arrangements in effect at the end of 1998, the maximum net amounts generally retained per risk, the maximum amounts retroceded and the maximum gross capacities are set forth in the table below.

                                                                                              MAXIMUM
                                                             MAXIMUM NET      MAXIMUM          GROSS
                                                              RETENTION     RETROCESSION     CAPACITY
                                                             -----------    ------------    -----------
                                                                           (in millions)
Property
     Treaty
          Catastrophe excess-of-loss......................       $18            $ 12            $30
          Other...........................................        20              10             30
     Facultative..........................................         2              28             30
Casualty
     Treaty
          Marine and aviation.............................         5              30             35
          Other...........................................         8               2             10
     Facultative..........................................         8               2             10

     For 1999, TRH is protected by catastrophe reinsurance agreements that would generally result in a maximum net retention by TRH of $20 million, with a property catastrophe limit of up to $200 million.

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

     As of December 31, 1998, TRH had in place 53 active retrocessional arrangements for current and prior underwriting years with 362 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses totaled $464.2 million. (See Note 12 of Notes to Consolidated Financial Statements for amounts recoverable from AIG Group companies.)

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

     Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 1998, approximately 87% of TRH's non-AIG Group business was written through brokers and the balance was written directly. Companies controlled by Aon Corporation, TRH's largest brokerage source of business, accounted for 19% of TRH's consolidated revenues and 21% of gross premiums written in 1998. In addition, TRH's largest 10 brokers accounted for an aggregate of approximately 61% of such gross premiums written. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business.

     Brokers do not have the authority to bind TRH with respect to reinsurance agreements, nor does TRH commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by TRH.

     Effective January 1, 1995, TRC and Putnam entered into a quota share reinsurance agreement whereby TRC ceded 5% of its total reinsurance liabilities, net of retrocessions, to Putnam. Thereafter, TRC cedes 5% of its assumed reinsurance, net of other retrocessions, to Putnam pursuant to this quota share reinsurance agreement. Presently all of Putnam's business is assumed from TRC pursuant to this quota share reinsurance agreement. From January 1, 1991 through December 31, 1994, TRC ceded 33% of its assumed reinsurance, net of other retrocessions, to Putnam, pursuant to an agreement with terms similar to the current agreement discussed immediately above. These agreements were entered into for operational reasons and had no material impact on TRH's financial position or results of operations.

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

     TRH also establishes reserves to provide for the estimated expenses of settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process (i.e., LAE), and the losses and loss adjustment expenses incurred but not reported (IBNR). TRH calculates LAE and IBNR reserves by using generally accepted actuarial reserving techniques to project the ultimate liability for losses and loss adjustment expenses. Such reserves are periodically revised by TRH to adjust for changes in the expected loss development pattern over time. TRH has an in-house actuarial staff which periodically reviews its loss reserves, and therefore does not retain any outside actuarial firm to review its loss reserves.

     Losses and loss adjustment expenses, net of related reinsurance recoverable, are charged to income as incurred. Unpaid losses and loss adjustment expenses represent the accumulation of case reserves and IBNR. Provisions for inflation and 'social inflation' (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of the numerous judgments which are made as to expected trends in average claim severity. Legislative changes may also affect TRH's liabilities, and evaluation of the impact of such changes is made in the reserve setting process.

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

     Included in TRH's reserves are amounts related to environmental impairment and asbestos-related illnesses, net of related reinsurance recoverable, which totaled $69 million as of December 31, 1998. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984 and underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. Significant uncertainty exists as to the ultimate settlement of these liabilities since, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. (See Management's Discussion and Note 2(e) of Notes to Consolidated Financial Statements for further discussion.)

     The 'Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development' which follows presents the development of balance sheet loss and loss adjustment expense reserves for calendar years 1988 through 1998. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $889.7 million as of December 31, 1989, by the end of 1998 (nine years later) $678.6 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $889.7 million was reestimated to be $953.9 million at December 31, 1998. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $59.5 million at December 31, 1998 related to December 31, 1997 net loss and loss adjustment expense reserves of $2,522.7 million, represents the cumulative amount by which net reserves for 1997 have developed favorably during 1998.

     Each amount other than the original reserves in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1991 for $150,000 was first reserved in 1988 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1988 through 1990 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

     ANALYSIS OF CONSOLIDATED NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE
                              DEVELOPMENT(1)(2)(3)

                          1988          1989          1990           1991           1992           1993           1994
                        ---------     --------     ----------     ----------     ----------     ----------     ----------
                                                                                              (in thousands)
Net unpaid losses and
  loss adjustment
  expenses,
  December 31:(4)...... $ 691,046     $889,742     $1,064,214     $1,241,160     $1,386,092     $1,503,389     $1,727,380
Paid (cumulative) as
  of:
    One year later.....   149,228      170,680        190,484        198,463        281,641        312,923        338,947
    Two years later....   235,860      303,175        336,547        396,739        497,557        506,681        594,508
    Three years
      later............   313,810      383,518        443,578        526,776        633,737        681,388        797,841
    Four years later...   355,899      460,239        534,824        614,555        760,091        824,468        899,232
    Five years later...   406,292      519,814        586,303        699,667        851,734        885,415
    Six years later....   446,659      550,019        645,657        770,270        922,778
    Seven years
      later............   463,757      599,451        703,101        825,981
    Eight years
      later............   505,859      643,240        750,275
    Nine years later...   539,889      678,641
    Ten years later....   572,889
Net liability
  reestimated as of:(4)
    End of year........   691,046      889,742      1,064,214      1,241,160      1,386,092      1,503,389      1,727,380
    One year later.....   682,449      887,830      1,062,280      1,238,929      1,409,008      1,518,361      1,723,926
    Two years later....   665,867      887,991      1,072,552      1,250,809      1,425,146      1,516,299      1,729,924
    Three years
      later............   682,267      909,820      1,084,635      1,260,763      1,426,424      1,522,635      1,718,844
    Four years later...   711,611      928,640      1,095,054      1,268,476      1,437,271      1,511,825      1,657,393
    Five years later...   737,070      942,530      1,102,404      1,269,583      1,426,466      1,468,903
    Six years later....   754,906      947,862      1,110,499      1,252,455      1,394,401
    Seven years
      later............   758,012      963,041      1,096,961      1,226,855
    Eight years
      later............   778,386      956,346      1,085,248
    Nine years later...   781,924      953,892
    Ten years later....   791,661
    Net (deficiency)
      redundancy....... $(100,615)    $(64,150)    $  (21,034)    $   14,305     $   (8,309)    $   34,486     $   69,987

                            1995           1996           1997           1998
                         ----------     ----------     ----------     ----------
Net unpaid losses and
  loss adjustment
  expenses,
  December 31:(4)......  $1,985,786     $2,383,528     $2,522,728     $2,656,103
Paid (cumulative) as
  of:
    One year later.....     396,647        549,635        543,539
    Two years later....     685,485        765,380
    Three years
      later............     855,809
    Four years later...
    Five years later...
    Six years later....
    Seven years
      later............
    Eight years
      later............
    Nine years later...
    Ten years later....
Net liability
  reestimated as of:(4)
    End of year........   1,985,786      2,383,528      2,522,728      2,656,103
    One year later.....   1,978,062      2,368,965      2,463,239
    Two years later....   1,961,041      2,289,951
    Three years
      later............   1,885,897
    Four years later...
    Five years later...
    Six years later....
    Seven years
      later............
    Eight years
      later............
    Nine years later...
    Ten years later....
    Net (deficiency)
      redundancy.......  $   99,889     $   93,577     $   59,489

------------
 (1) This table excludes data related to TRZ, a non-U.S. subsidiary acquired in the third quarter of 1996, for 1995 and prior years as such data is not available.

 (2) This table is on a calendar year basis and does not present accident or underwriting year data.

 (3) Data have been affected by transactions between TRH and the AIG Group. (See 'Relationship with the AIG Group' and Notes 10 and 12 of Notes to Consolidated Financial Statements.)

 (4) Represents gross liability for unpaid losses and loss adjustment expenses net of related reinsurance recoverable.

           ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
                        AND NET REESTIMATED LIABILITY(1)

                                          1992         1993         1994         1995         1996         1997         1998
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                            (in thousands)
End of year:
     Gross liability.................  $1,769,486   $1,890,178   $2,167,316   $2,388,155   $2,733,055   $2,918,782   $3,116,038
     Related reinsurance
       recoverable...................     383,394      386,789      439,936      402,369      349,527      396,054      459,935
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
          Net liability..............  $1,386,092   $1,503,389   $1,727,380   $1,985,786   $2,383,528   $2,522,728   $2,656,103
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
One year later:
     Gross reestimated liability.....  $1,807,550   $1,930,343   $2,138,947   $2,326,770   $2,755,288   $2,864,610
     Reestimated related reinsurance
       recoverable...................     398,542      411,982      415,021      348,708      386,323      401,371
                                       ----------   ----------   ----------   ----------   ----------   ----------
          Net reestimated
            liability................  $1,409,008   $1,518,361   $1,723,926   $1,978,062   $2,368,965   $2,463,239
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------   ----------
Two years later:
     Gross reestimated liability.....  $1,857,100   $1,945,407   $2,091,724   $2,340,639   $2,664,858
     Reestimated related reinsurance
       recoverable...................     431,954      429,108      361,800      379,598      374,907
                                       ----------   ----------   ----------   ----------   ----------
          Net reestimated
            liability................  $1,425,146   $1,516,299   $1,729,924   $1,961,041   $2,289,951
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Three years later:
     Gross reestimated liability.....  $1,875,877   $1,894,754   $2,110,823   $2,246,095
     Reestimated related reinsurance
       recoverable...................     449,453      372,119      391,979      360,198
                                       ----------   ----------   ----------   ----------
          Net reestimated
            liability................  $1,426,424   $1,522,635   $1,718,844   $1,885,897
                                       ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------
Four years later:
     Gross reestimated liability.....  $1,818,521   $1,909,734   $2,034,135
     Reestimated related reinsurance
       recoverable...................     381,250      397,909      376,742
                                       ----------   ----------   ----------
          Net reestimated
            liability................  $1,437,271   $1,511,825   $1,657,393
                                       ----------   ----------   ----------
                                       ----------   ----------   ----------
Five years later:
     Gross reestimated liability.....  $1,849,050   $1,881,933
     Reestimated related reinsurance
       recoverable...................     422,584   $  413,030
                                       ----------   ----------
          Net reestimated
            liability................  $1,426,466   $1,468,903
                                       ----------   ----------
                                       ----------   ----------
Six years later:
     Gross reestimated liability.....  $1,828,676
     Reestimated related reinsurance
       recoverable...................     434,275
                                       ----------
          Net reestimated
            liability................  $1,394,401
                                       ----------
                                       ----------
Gross (deficiency) redundancy as of
  December 31, 1998..................  $  (59,190)  $    8,245   $  133,181   $  142,060   $   68,197   $   54,172
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------   ----------

------------
 (1) This table excludes data related to TRZ for 1995 and prior years.

     The trend depicted in the latest development year in the reestimated net liability portion of the 'Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development' table and in the 'Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability' table reflects net favorable development. Net favorable development of $59.5 million was recorded in 1998 on losses occurring in prior years. (See Management's Discussion.)

     The deficiencies shown in the table for the reserves carried for all years prior to 1993 generally reflect the adverse development for losses occurring from 1981 to 1985 which is common throughout the industry. A number of industry and external factors combined during this period to drive loss frequency and severity to unexpectedly high levels.

     From 1988 to 1991, casualty business generally had increased as a percentage of net premiums written. As a result of this change in the underlying book of business, TRH believes that the length of time needed for TRH's unpaid loss and loss adjustment expense reserves to be ultimately paid for those years will generally continue to increase. For 1992 through 1998, the length of time needed for reserves to be ultimately paid may decrease compared to 1991 due, in large part, to a shift in the business mix towards lines with shorter loss payment patterns and the return of loss and loss adjustment expense reserves associated with the reduced participation in one of TRH's then largest assumed treaties from 1992 through 1995.

     The following table presents a reconciliation of beginning and ending net reserve balances for the years indicated. For domestic subsidiaries, there is no difference in reserves for losses and loss adjustment expenses net of reinsurance recoverable on unpaid losses and loss adjustment expenses whether determined in accordance with generally accepted accounting principles or statutory accounting principles.

                           RECONCILIATION OF RESERVE
                  FOR NET LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                                              1998          1997          1996
                                                                           ----------    ----------    ----------
                                                                                       (in thousands)
Reserve for net unpaid losses and loss adjustment expenses at beginning
  of year(1)............................................................   $2,522,728    $2,383,528    $1,985,786
                                                                           ----------    ----------    ----------
Trans Re Zurich reserves acquired, as of acquisition date...............           --            --       176,260
                                                                           ----------    ----------    ----------
Net losses and loss adjustment expenses incurred in respect of losses occurring in:
     Current year.......................................................    1,080,377       947,578       849,235
     Prior years........................................................      (59,489)      (14,563)       (7,724)
                                                                           ----------    ----------    ----------
          Total.........................................................    1,020,888       933,015       841,511
                                                                           ----------    ----------    ----------
Net losses and loss adjustment expenses paid in respect of losses occurring in:
     Current year.......................................................      343,974       244,180       172,875
     Prior years........................................................      543,539       549,635       447,154
                                                                           ----------    ----------    ----------
          Total.........................................................      887,513       793,815       620,029
                                                                           ----------    ----------    ----------
Reserve for net unpaid losses and loss adjustment expenses at end of
  year(1)...............................................................   $2,656,103    $2,522,728    $2,383,528
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

------------
 (1) In TRH's balance sheet and in accordance with Statement of Financial Accounting Standards (SFAS) No. 113, unpaid losses and loss adjustment expenses are presented before deduction of related reinsurance recoverable. (See Notes 2 and 5 of Notes to Consolidated Financial Statements.)

     In each of 1998, 1997 and 1996, the increase in current year paid losses compared to the prior year is attributable, in large part, to increases in premium volume and a shift in the business mix to lines with shorter payment patterns in recent years, and in 1998 only, catastrophe losses paid. (See Management's Discussion for further analysis of incurred and paid loss activity.)

INVESTMENT OPERATIONS

     TRH's investments must comply with the insurance laws of the state of New York, the state of domicile of TRC and Putnam, and of the other states and jurisdictions in which the Company and its subsidiaries are regulated. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks, real estate mortgages and real estate. The Finance Committee of the Company's Board of Directors and senior management oversee investments, establish TRH's investment strategy and implement investment decisions with the assistance of certain AIG Group companies, which act as financial advisors and managers of TRH's investment portfolio and, in connection therewith, make the selection of particular investments. Other than as set forth above, there are no guidelines or policies with respect to the specific composition of TRH's overall investment portfolio or the composition of its bond portfolio by rating or maturity. A significant portion of TRH's domestic investments are in tax-exempt bonds.

     TRH's current investment strategy seeks to maximize after-tax income through a high quality diversified taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. During recent years, the yields on bonds purchased have generally been lower than yields on bonds sold or otherwise disposed of. Tax-exempt bonds carry lower pre-tax yields than taxable bonds that are comparable in risk and term to maturity due to their tax-advantaged status. (See Management's Discussion.) The equity portfolio is structured to achieve capital appreciation primarily through investment in quality growth companies. The great majority of other invested assets represent investments in partnerships.

     The following table reflects investment results for TRH for each of the five years in the period ended December 31, 1998.

                               INVESTMENT RESULTS

                                                                           PRE-TAX NET     PRE-TAX
                                                            AVERAGE        INVESTMENT     EFFECTIVE    PRE-TAX REALIZED
YEARS ENDED DECEMBER 31,                                 INVESTMENTS(1)     INCOME(2)     YIELD(3)     NET CAPITAL GAINS
------------------------------------------------------   --------------    -----------    ---------    -----------------
                                                                             (dollars in thousands)
1998..................................................     $4,145,607       $ 222,000        5.4%          $ 120,899
1997..................................................      3,781,217         207,646        5.5              32,939
1996..................................................      3,286,514         192,636        5.9              18,668
1995..................................................      2,742,704         172,876        6.3              11,119
1994..................................................      2,427,894         153,594        6.3              14,911

------------
 (1) Average of the beginning and ending carrying values of investments and cash for the year, excluding non-interest bearing cash. Bonds available for sale, common stocks, nonredeemable preferred stocks and other invested assets are carried at fair market value. Other bonds and redeemable preferred stocks are carried at amortized cost.

 (2) After investment expenses, excluding realized net capital gains.

 (3) Pre-tax net investment income for the year divided by average investments for the same year.

     The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 1998:

                                                                                                 BREAKDOWN OF
                                                                                                  INVESTMENTS
                                                                                             ---------------------
                                                                                               DECEMBER 31, 1998
                                                                                             ---------------------
                                                                                               AMOUNT      PERCENT
                                                                                             ----------    -------
                                                                                                  (dollars in
                                                                                                  thousands)
Bonds held to maturity (at amortized cost):
     Domestic and foreign municipal bonds.................................................   $1,124,455      26.4%
                                                                                             ----------    -------
Bonds available for sale (at market value):
     Corporate bonds......................................................................      523,134      12.3
     U.S. Government and government agency bonds..........................................      526,630      12.4
     Foreign government bonds.............................................................      453,560      10.6
     Domestic and foreign municipal bonds.................................................      905,730      21.3
                                                                                             ----------    -------
                                                                                              2,409,054      56.6
                                                                                             ----------    -------
Preferred stocks..........................................................................       62,967       1.5
                                                                                             ----------    -------
Common stocks.............................................................................      511,431      12.0
                                                                                             ----------    -------
Other invested assets.....................................................................      125,285       2.9
                                                                                             ----------    -------
Short-term investments....................................................................       25,052       0.6
                                                                                             ----------    -------
          Total investments...............................................................   $4,258,244     100.0%
                                                                                             ----------    -------
                                                                                             ----------    -------

     The carrying value of bonds and equities available for sale are subject to significant volatility from changes in their market values. (See Management's Discussion.)

     As of December 31, 1998, the market value of the total investment portfolio was $4,344.3 million.

     The following table indicates the composition of the bond portfolio of TRH by rating as of December 31, 1998:

                                                                                     HELD TO      AVAILABLE
                      BREAKDOWN OF BOND PORTFOLIO BY RATING                          MATURITY      FOR SALE      TOTAL
----------------------------------------------------------------------------------   --------    ------------    -----
Aaa...............................................................................     17.6%         43.8%        61.4%
Aa................................................................................     12.7          18.2         30.9
A.................................................................................      1.2           2.2          3.4
Baa...............................................................................      0.3           0.3          0.6
Ba................................................................................       --           0.6          0.6
B.................................................................................       --           2.2          2.2
Not rated.........................................................................       --           0.9          0.9
                                                                                     --------       -----        -----
     Total........................................................................     31.8%         68.2%       100.0%
                                                                                     --------       -----        -----
                                                                                     --------       -----        -----

     At December 31, 1998, TRH had no real estate or derivative instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

     In addition, TRH's operations are exposed to market risk which could result in the loss of fair market value resulting from adverse fluctuations in interest, foreign currency exchange rates and equity prices. TRH has performed a Value at Risk (VaR) analysis to determine the maximum loss of fair value that could occur over a period of one month at a confidence level of 95%. (See Management's Discussion).

COMPETITION

     The reinsurance business is highly competitive in virtually all lines. With certain limited exceptions, conditions (including pricing and contract terms) in these lines have continued to weaken in recent years. With the property and casualty insurance and reinsurance industry just having completed its eleventh consecutive year of generally soft market conditions, the Company cannot predict with any reasonable certainty, if, when or to what extent market conditions as a whole will improve.

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

     Competition in the types of reinsurance in which TRH is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, Best's, S&P and Moody's ratings, the states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer, premiums charged, other terms and conditions of the reinsurance offered, services offered, speed of claims payment and reputation and experience in the lines of business underwritten.

     TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH. While TRC and Putnam, on a combined basis, would rank 4th, on the basis of statutory net premiums written, they are a less significant reinsurer in international reinsurance markets. TRH's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and European underwriting syndicates. Many of these competitors have been operating for substantially longer than TRH and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Although most reinsurance companies operate in the broker market, most of TRH's largest competitors work directly with ceding companies, competing with brokers. According to the Reinsurance Association of America, there were 38 domestic reinsurers for which results were reported in their quarterly survey as of December 31, 1998.

     TRH believes that the reinsurance industry, including the brokerage industry, will continue to undergo further consolidation (i.e., the largest reinsurers will write a larger portion of total industry premiums) and, to compete effectively, significant size and financial strength will attain even greater importance.

EMPLOYEES

     At December 31, 1998, TRH had approximately 370 employees. Approximately 189 employees were located in the New York headquarters; 36 employees were located in Chicago and Miami (serving Latin America) and 145 employees were located in other international offices. None of TRH's employees in the United States are represented by labor unions.

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

     Such holding company laws generally also require prior regulatory agency approval of changes in direct or indirect control of an insurer or reinsurer and of certain material intercorporate transfers of assets within the holding company structure. The New York Insurance Law provides that no corporation or other person, except an authorized insurer, may acquire direct control of TRC or Putnam, or acquire control of the Company and thus indirect control of TRC and Putnam, unless such corporation or person has obtained the prior approval of the New York Insurance Department for such acquisition. For the purposes of the New York Insurance Law, any investor acquiring ten percent or more of the Common Stock of the Company would be presumed to be acquiring 'control' of the Company and its subsidiaries, unless the New York Insurance Department determines upon application that such investor would not control the Company. An investor who would be deemed to be acquiring control of the Company would be required to obtain the approval of the New York Insurance Department prior to such acquisition. In addition, such investor would become subject to various ongoing reporting requirements in New York and in certain other states.

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

     Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized insurance companies may be identified. The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to items deemed to have more risk by the National Association of Insurance Commissioners and lower factors are applied to items that are deemed to have less risk. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control. The statutory surplus of each of the Company's domestic subsidiaries significantly exceeded the risk-based capital requirements as of December 31, 1998.

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

     Through the 'credit for reinsurance' mechanism, TRC and Putnam are indirectly subject to the effects of regulatory requirements imposed by jurisdictions in which TRC's and Putnam's ceding companies are licensed. In general, an insurer which obtains reinsurance from a reinsurer that is licensed, accredited or authorized by the state in which the insurer files statutory financial statements is permitted to take a credit on its statutory financial statements in an aggregate amount equal to the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and loss adjustment expense reserves ceded to the reinsurer, subject to certain limitations where amounts of reinsurance recoverable on paid losses are more than 90 days overdue. Certain states impose additional requirements that make it difficult to become so authorized, and certain states do not allow credit for reinsurance ceded to reinsurers that are not licensed or accredited in that state without additional provision for security.

     In addition to licensing requirements, TRH's international operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment, and are subject to local economic, political and social conditions. In addition, TRH's results of operations and net unrealized currency translation gain or loss (a component of accumulated other comprehensive income) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. (See Note 7 of Notes to Consolidated Financial Statements.) Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

RELATIONSHIP WITH THE AIG GROUP

AIG

     AIG is a holding company which, through its subsidiaries, is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. U.S.-based property and casualty insurance subsidiaries of AIG currently attain the highest rating classification assigned by Best's and S&P. The AIG Group is one of the largest purchasers of reinsurance in the insurance industry based on premiums ceded.

CONTROL OF THE COMPANY

     During 1998, AIG increased its 49% beneficial ownership of the Company's outstanding common stock to 52% as of year end. As of March 11, 1999, AIG's beneficial ownership interest increased to approximately 55% as a result of additional share purchases. Four of the Company's 10 current directors, including the Chairman, are officers of AIG and hold the following positions with AIG: Mr. Greenberg is a Director and the Chairman and Chief Executive Officer; Mr. Matthews is a Director and Vice Chairman; Mr. Smith is a Director and the Executive Vice President, Chief Financial Officer and Comptroller and Mr. Tizzio is a Director and Senior Vice Chairman.

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

     Approximately $167 million (11%), $181 million (12%) and $232 million (18%) of gross premiums written by TRH in the years 1998, 1997 and 1996, respectively, were attributable to reinsurance purchased by the AIG Group, for the production of which TRH paid ceding commissions to the AIG Group of approximately $31 million, $32 million and $33 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group versus non-AIG Group business it accepts. TRH's objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results.

     TRH retroceded gross premiums written to the AIG Group in the years 1998, 1997 and 1996 of approximately $93.4 million, $84.4 million and $80.8 million, respectively, and received ceding commissions of approximately $12.4 million, $8.4 million and $8.0 million, respectively, for the production of such business in such years.

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

ITEM 3. LEGAL PROCEEDINGS

     TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of March 25, 1999.

                                                                                                    SERVED AS
                                                                                                   DIRECTOR OR
                     NAME                                       POSITION                   AGE    OFFICER SINCE
----------------------------------------------   ---------------------------------------   ---    -------------
Robert F. Orlich..............................   President, Chief Executive Officer        51          1990(1)
                                                   and Director
Paul A. Bonny.................................   Executive Vice President, President       42          1994(2)
                                                   International Operations
Steven S. Skalicky............................   Executive Vice President, Chief           50          1995
                                                   Financial Officer
Javier E. Vijil...............................   Executive Vice President, President       46          1996(3)
                                                   Latin American Division
Robert V. Mucci...............................   Senior Vice President and Actuary         41          1990(1)
Donald R. Allard..............................   Vice President and General Counsel        42          1998(4)
Elizabeth M. Tuck.............................   Secretary                                 43          1991
M.R. Greenberg................................   Chairman of the Board                     73          1986
James Balog...................................   Director                                  70          1988
C. Fred Bergsten..............................   Director                                  57          1998
Ikuo Egashira.................................   Director                                  68          1995
John M. Fowler................................   Director                                  50          1989
John J. Mackowski.............................   Director                                  73          1990
Edward E. Matthews............................   Director                                  67          1986
Howard I. Smith...............................   Director                                  54          1994
Thomas R. Tizzio..............................   Director                                  61          1990(1)

------------

(1) Prior to April 1990, such person was a director or an officer of TRC and Putnam, but not of the Company.

(2) Prior to May 1994, Mr. Bonny was an officer of TRC and Putnam, but not of the Company.

(3) Mr. Vijil was elected as an Executive Vice President, President Latin American Division of the Company in October 1998. From May 1996 to October 1998, Mr. Vijil was a Senior Vice President of the Company. From November 1994 to May 1996, Mr. Vijil was a Senior Vice President of TRC and Putnam, but not of the Company. From August 1993 to November 1994, Mr. Vijil was an officer of TRC and Putnam, but not of the Company.

(4) Mr. Allard was elected as a Vice President and General Counsel of the Company in June 1998. From May 1996 to May 1998, Mr. Allard was an officer of CNA. From August 1994 to May 1996, Mr. Allard was an officer of Professional Claims Managers, Inc. From July 1990 to August 1994, Mr. Allard was an officer of Great American Insurance Company.

     Except as noted, each of the executive officers has, for more than five years, occupied an executive position with the Company or companies that are now its subsidiaries. For more than one year prior to joining the Company in February 1995, Mr. Skalicky served as an officer of certain AIG Group companies, with his most recent position as Assistant Vice President and Deputy Comptroller, AIG. Since January 1991, Ms. Tuck has also served as the Secretary of a number of AIG Group companies.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) The following table sets forth the high and low closing sales prices per share of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape for each of the four quarters of 1998 and 1997, as adjusted for the 3-for-2 common stock split effected in the form of a 50% stock dividend, paid on July 18, 1997:

                                                                     1998             1997
                                                                 ------------     -------------
                                                                 HIGH     LOW     High      Low
                                                                 ----     ---     ----      ---
First Quarter................................................    77 9/16  69 9/16  58 13/16  51  1/16
Second Quarter...............................................    77 7/8   74 1/16  68 9/16   53  5/16
Third Quarter................................................    94 3/8   78 1/8   74 3/8    66  9/16
Fourth Quarter...............................................    85 3/8   74 1/8   75 5/8    68  7/16

     (b) As of January 31, 1999, the approximate number of holders of Common Stock, including those whose Common Stock is held in nominee name, was 5,000.

     (c) In 1998, the Company declared a quarterly dividend of $0.10 per common share in March and $0.11 per common share in each of May, October, and December. In 1997, the Company declared a quarterly dividend of $0.09 per common share in March and $0.10 per common share in each of May, September and December. The Company paid each dividend in the quarter following the date of declaration except for the October 1998 dividend, which was paid in the same quarter as the date of declaration. All dividend information has been adjusted to reflect the 3-for-2 stock split paid on July 18, 1997.

     The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's consolidated earnings, financial condition and business needs, capital and surplus requirements of the Company's operating subsidiaries, regulatory considerations and other factors.

     The Company is a holding company whose principal source of income is dividends from TRC. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. (See Note 11 of Notes to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

     The following Selected Consolidated Financial Data is prepared in accordance with generally accepted accounting principles. This data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

                                                                   YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                               1998(1)       1997(1)       1996(1)         1995          1994
                                              ----------    ----------    ----------    ----------    ----------
                                                            (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
     Net premiums written..................   $1,393,700    $1,294,136    $1,142,515    $1,009,227    $  866,665
     Net premiums earned...................    1,380,570     1,259,251     1,130,633       981,177       851,183
     Net investment income.................      222,000       207,646       192,636       172,876       153,594
     Realized net capital gains............      120,899        32,939        18,668        11,119        14,911
     Total revenues........................    1,723,469     1,499,836     1,341,937     1,165,172     1,019,688
     Operating income......................      323,580       236,096       197,518       165,320       122,545
     Income before income taxes............      323,351       234,726       196,320       163,799       119,262
     Net income............................      247,523       185,500       154,860       131,858       101,627
PER COMMON SHARE:(2)
     Net income:(3)
          Basic............................   $     7.15    $     5.37    $     4.49    $     3.83    $     2.96
          Diluted..........................         7.10          5.34          4.48          3.82          2.95
     Cash dividends declared...............         0.43          0.39          0.33          0.28          0.25
SHARE DATA:(2)(3)
     Weighted average common shares
       outstanding:
          Basic............................       34,636        34,546        34,474        34,409        34,353
          Diluted..........................       34,865        34,751        34,594        34,525        34,424
BALANCE SHEET DATA (AT YEAR END):
     Investments and cash..................   $4,328,833    $3,992,519    $3,589,889    $2,987,915    $2,497,062
     Total assets..........................    5,253,249     4,834,980     4,379,141     3,898,967     3,457,779
     Unpaid losses and loss adjustment
       expenses............................    3,116,038     2,918,782     2,733,055     2,388,155     2,167,316
     Unearned premiums.....................      386,652       366,640       343,936       291,568       249,098
     Stockholders' equity..................    1,610,139     1,356,659     1,137,306       988,502       763,368

------------
(1) TRH, through its wholly-owned subsidiary TRC, acquired Trans Re Zurich (TRZ) in the third quarter of 1996. TRZ's results for the second half of 1996 and thereafter are included in the Consolidated Financial Statements and accompanying notes included elsewhere herein.

(2) Share and per share data have been retroactively adjusted to reflect a 3-for-2 common stock split effected in the form of a 50% stock dividend, paid July 18, 1997.

(3) All periods reflect the adoption of the accounting standard related to earnings per share (SFAS No. 128).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL STATEMENTS

     The following discussion refers to the consolidated financial statements of Transatlantic Holdings, Inc. and its subsidiaries (TRH) as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, which are presented elsewhere herein.

     During 1998, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) increased its 49% beneficial ownership of Transatlantic Holdings, Inc. (the 'Company') outstanding common stock to 52% as of year end. Financial data discussed below have been affected by certain transactions between TRH and the AIG Group. (See Notes 10 and 12 of Notes to Consolidated Financial Statements.)

ACQUISITION OF TRANS RE ZURICH

     In the third quarter of 1996, the Company, through its wholly-owned subsidiary, Transatlantic Reinsurance Company (TRC), acquired all of the outstanding shares of Trans Re Zurich (TRZ), formerly known as Guardian Ruckversicherungs-Gesellschaft (Guardian Re), an international reinsurance company based in Zurich, Switzerland, for approximately $105 million in cash. Assets of TRZ totaled $366.8 million at the date of acquisition.

     This acquisition was accounted for as a purchase. Accordingly, TRZ's results for the second half of 1996 and thereafter are included in the consolidated results of the Company. This acquisition has not had a material effect on financial position or net income.

OPERATIONAL REVIEW

     TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. Gross premiums assumed and reinsurance ceded are initially deferred and then are credited or charged to income, respectively, over the terms of the underlying contracts or certificates in force. The deferred amounts constitute the unearned premium reserve or prepaid reinsurance premium and are generally ratably credited or charged, respectively, to income over the contract periods. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

     The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

                                                                     YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                                     1998                      1997                      1996
                                            ----------------------    ----------------------    ----------------------
                                                         % CHANGE                  % Change                  % Change
                                                           FROM                      From                      From
                                             AMOUNT     PRIOR YEAR     Amount     Prior Year     Amount     Prior Year
                                            --------    ----------    --------    ----------    --------    ----------
                                                                      (dollars in millions)
Net premiums written.....................   $1,393.7        7.7%      $1,294.1       13.3%      $1,142.5       13.2%
Net premiums earned......................    1,380.6        9.6        1,259.3       11.4        1,130.6       15.2
Net investment income....................      222.0        6.9          207.6        7.8          192.6       11.4

     Increasingly in more recent years, the reinsurance market has been characterized by significant competition worldwide in most classes. The increases in net premiums written were primarily from treaty business and resulted from increased coverage provided. On a worldwide basis, casualty lines business represented 71.0% of net premiums written in 1998 versus 67.1% in the prior year. The balance represented property lines. Treaty business represented 94.7% of net premiums written versus 93.8% in the prior year. The balance represented facultative accounts.

     Net premiums written by international offices increased in 1998 by $57.8 million, or 9.3%, over the prior year, to $682.0 million. Most international offices recorded increases in net premiums written, led by Paris and London. TRZ recorded a significant decrease compared to 1997 as a result of the shift of their business to certain other TRH offices, closer to source, and the selective retention of business in its core areas. International net premiums written increased significantly in specialty casualty classes (particularly other professional liability), automobile physical damage, automobile liability and aircraft lines, and decreased significantly in the fire line. International business represented 48.9% of 1998 net premiums written compared to 48.2% in 1997.

     Domestic net premiums written increased by $41.7 million, or 6.2%, over 1997, to $711.7 million, with significant increases recorded in the automobile liability line (including nonstandard risks) and certain specialty casualty classes (particularly other professional liability and accident and health lines), and a significant decrease recorded in the medical malpractice line.

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

     Net premiums written by international offices increased by $161.5 million, or 34.9%, to $624.2 million in 1997. Nearly all such offices recorded premium increases, led by TRZ, which reported an increase of $94.1 million as discussed in the paragraph immediately above. International net premiums written increased significantly in automobile liability, automobile physical damage, fire and allied lines. International business represented 48.2% of total net premiums written in 1997 as compared to 40.5% in 1996. Domestic net premiums written decreased 1.5% to $669.9 million. Significant decreases in general casualty, property and automobile liability lines (including nonstandard risks) were partially offset by increases in homeowners' multi-peril, aircraft and accident and health lines. On a worldwide basis, casualty lines business represented 67.1% of net premiums written in 1997 compared to 66.5% in the prior year. The balance represented property lines. Treaty business represented 93.8% of net premiums written compared to 90.5% in 1996. The balance represented facultative accounts. The net increases noted above were primarily from treaty business and resulted from increased coverage provided.

     The increase in net premiums earned in each of 1998 and 1997 compared to the respective prior year amounts resulted primarily from the significant growth in net premiums written in both years. Net investment income grew each year due to significant cash flow available for investment which was generated by operating activities. The percentage of growth has decreased in each succeeding year due to generally lower available yields on bonds purchased as compared to yields on bonds disposed of in recent years and reduced operating cash flow in 1998 and 1997 compared to the immediately preceding year. In 1997, the lower yields are also due to the fact that TRH had primarily been purchasing tax-exempt bonds for its domestic portfolio to benefit its after-tax results. Tax-exempt bonds carry lower pre-tax yields than taxable bonds that are comparable in risk and term to maturity due to their tax-advantaged status. In addition, in 1997 compared to 1996, $9.5 million of the increase in net investment income emanated from TRZ, due to the inclusion of its net investment income in 1996 only subsequent to its mid-year acquisition date. (See Note 3 of Notes to Consolidated Financial Statements.)

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

     The following table sets forth TRH's combined ratios and the components thereof for the years indicated:

                                                                                      YEARS ENDED
                                                                                      DECEMBER 31,
                                                                                -----------------------
                                                                                1998     1997     1996
                                                                                -----    -----    -----
Loss and loss adjustment expense ratio.......................................    73.9     74.1     74.4
Underwriting expense ratio...................................................    27.4     26.0     26.9
Combined ratio...............................................................   101.3    100.1    101.3

     TRH's 1998 results included losses incurred of $20 million related to Hurricane Georges. In addition, as a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were reduced by $59.5 million in 1998. Significant favorable development was recorded in 1998 on losses occurring in years subsequent to 1986 in the other liability line, in 1996 and 1997 in the medical malpractice line and in 1993 through 1996 in the fire and allied lines. These reductions to incurred losses were partially offset by adverse development in 1998 on losses occurring in 1996 and 1997 in the ocean marine line, prior to 1984 in the other liability line and in 1997 in the fire line.

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

     At December 31, 1998, reserves for unpaid losses and loss adjustment expenses totaled $3.12 billion, an increase of $197.3 million, or 6.8%, over the prior year. Also at December 31, 1998, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $446.9 million, an increase of $64.1 million, or 16.8%, from the prior year. (See Note 12 of Notes to Consolidated Financial Statements.) TRH's reserves and related recoverables represent estimates of all future liability and reinsurance recoverable thereon for losses occurring on or prior to the balance sheet date. Net losses and loss adjustment expenses are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. A provision is included for losses and loss adjustment expenses incurred but not reported on the basis of past experience and other factors. The methods of making such estimates and for establishing the resulting reserves and related recoverables are continually reviewed and updated, and any adjustments resulting therefrom are reflected in income currently. Provisions for inflation and 'social inflation' (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of numerous judgments which are made as to expected trends in average claim severity. Because the reserving process is inherently difficult and subjective, actual net losses and loss adjustment expenses may deviate, perhaps substantially, from estimates of reserves and reinsurance recoverable on such amounts reflected in TRH's consolidated financial statements.

     Reserves for the reinsurance of risks related to environmental impairment and asbestos-related illnesses amounted to $69 million and $74 million at December 31, 1998 and 1997, respectively. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for such claims, including incurred but not reported claims (IBNR), are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, while there is always the threat of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that these claims reserves, as well as all other claims reserves carried at December 31, 1998, are adequate.

     The increase of the underwriting expense ratio in 1998 compared to 1997 and the decrease of the underwriting expense ratio in 1997 compared to 1996 were both due to changes in the ratio of net commissions to net premiums written, caused, in large part, by slight shifts in the mix of business between years.

     Other deductions generally include currency transaction gains and losses and other miscellaneous income and expense items.

     Realized net capital gains on the disposition of investments totaled $120.9 million in 1998, $32.9 million in 1997 and $18.7 million in 1996. The high level of realized capital gains in 1998 compared to the other years presented resulted principally from the strategic realignment of the equity portfolio.

     Income before income taxes was $323.4 million in 1998, $234.7 million in 1997 and $196.3 million in 1996. The increase in income before income taxes in 1998 over 1997 resulted from increased realized capital gains and net investment income partially offset by a deterioration in underwriting results caused by losses from Hurricane Georges. The increase in income before income taxes in 1997 over the prior year resulted from increased net investment income and realized net capital gains, and improved underwriting results.

     The provisions for federal and foreign income taxes were $75.8 million in 1998, $49.2 million in 1997 and $41.5 million in 1996. The Company and its domestic subsidiaries, TRC and Putnam Reinsurance Company (Putnam), filed consolidated federal income tax returns for the years under discussion, except those for 1998 which are not yet due. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will include as part of its taxable income those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

     The effective tax rates were 23.5% in 1998, 21.0% in 1997 and 21.1% in 1996. The increased effective tax rate in 1998 is due to the fact that while tax-exempt income remained relatively level compared to the prior year, income subject to tax increased significantly, principally as a result of the increase in realized net capital gains.

     Net income and net income per common share on a diluted basis, respectively, were as follows: 1998 -- $247.5 million, $7.10; 1997 -- $185.5 million, $5.34; 1996 -- $154.9 million, $4.48. Reasons for these increases are as discussed above. Per share amounts have been retroactively adjusted to reflect the 3-for-2 common stock split paid in July 1997. (See Note 2(j) of Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION AND LIQUIDITY

     As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 11 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) During 1998, the Company received cash dividends of $14.9 million from TRC. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income and proceeds from sales, redemptions and the maturing of investments. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

     At December 31, 1998, total investments and cash were $4,328.8 million compared to $3,992.5 million at December 31, 1997. This increase is principally due to net cash provided by operating activities which totaled $227.0 million in 1998, realized capital gains of $120.9 million and an increase during the year in net unrealized appreciation of investments available for sale of $4.9 million. (See Note 3 of Notes to Consolidated Financial Statements.)

     TRH's operating cash flow in 1998 declined compared to 1997. This decrease was due to a significant increase in paid losses and taxes paid and lesser increases in net commissions and operating expenses, offset in part by increased net premiums and net investment income received. In addition, TRH's operating cash flow in 1997 declined compared to 1996. This decrease was due to a significant increase in paid losses and lesser increases in net commissions, operating expenses and taxes paid, offset in part by increased net premiums and net investment income received. In each of 1998 and 1997 as compared to the respective prior year, the increase in paid losses was principally due to increases in premium volume, a shift in the business mix in more recent years towards lines with shorter loss payment patterns, and in 1998, increased catastrophe losses paid. International operations, most significantly London, accounted for approximately 43%, 43% and 41% of operating cash flow in 1998, 1997 and 1996, respectively.

     TRH believes that its balance of cash and cash equivalents of $70.6 million as of December 31, 1998 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 1999 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

     TRH's fixed maturity investments, approximately 83.0% of total investments as of December 31, 1998, are predominantly investment grade, liquid securities concentrated in maturities of less than 10 years. Also as of that date, approximately 13.5% of total investments were in common and nonredeemable preferred stocks, approximately 2.9% of total investments were in other invested assets, including investments in partnerships, and the remaining 0.6% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 1999 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

     As of December 31, 1998, a significant portion of the bond portfolio was classified as available-for-sale and carried at market value. Fixed maturity investments are carried at amortized cost when it is TRH's positive intent to hold these securities to maturity and TRH has the ability to do so. Most activity within the bonds available for sale portfolio for the years under discussion represented strategic portfolio realignments, partially for tax purposes. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. As of December 31, 1998, bonds held to maturity had gross unrealized gains of $86.1 million and no gross unrealized losses. Gross unrealized gains and losses on bonds available for sale as of December 31, 1998 amounted to $92.9 million and $6.5 million, respectively.

     As of December 31, 1998, 92.3% of the bond portfolio were rated Aaa or Aa, an additional 4.0% were also rated investment grade or better, 2.8% were rated below investment grade and 0.9% were not rated. Also, as of December 31, 1998, TRH had no derivative instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

     TRH's operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest and foreign currency exchange rates and equity prices.

     Measuring potential losses in fair values has recently become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR). VaR is a summary statistical measure that uses historical interest and foreign currency exchange rates and equity prices and estimates the volatility and correlation of each of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.

     TRH believes that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated, the quantitative market risk information generated is limited by the assumptions and parameters established in creating the related models. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.

     TRH has performed a VaR analysis to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses, net of reinsurance, and unearned premiums.

     TRH calculated the VaR as of December 31, 1998. This calculation used the variance-covariance (delta-normal) methodology. The calculation also used daily historical interest and foreign currency exchange rates and equity prices in the two years ended December 31, 1998. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities as well as the use of financial modeling were employed in the analysis process. Thus, the VaR measured the sensitivity of the asset and the liability portfolios to each of the aforementioned market risk exposures. Each sensitivity was estimated separately to capture the market risk. The following table presents the VaR of each component of market risk as of December 31, 1998:

MARKET RISK                                                                  AMOUNT
-----------                                                              -------------
                                                                         (in millions)
Interest rate.........................................................        $24
Currency..............................................................          8
Equity................................................................         62

     Each sensitivity was then applied to a database which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. VaR with respect to the aggregate of the three components of market risk cannot be derived by summing the individual risk amounts in the table above. At December 31, 1998, the VaR for TRH's financial instruments was approximately $69 million.

     TRH's stockholders' equity increased to $1.61 billion at December 31, 1998, an increase of $253.5 million over year-end 1997. The net increase was comprised principally of net income of $247.5 million and an increase in accumulated other comprehensive income of $17.8 million (principally unrealized currency translation gain, net of income taxes), partially offset by dividends declared of $14.9 million. Unrealized appreciation (depreciation) of investments, net of deferred income taxes, a component of accumulated other comprehensive income, is subject to significant volatility resulting from changes in the market value of bonds and equities available for sale. Market values may fluctuate due to changes in general economic conditions, market interest rates and other factors.

     Risk-based capital (RBC) standards, promulgated by the National Association of Insurance Commissioners (NAIC), relate an individual company's statutory policyholders' surplus to the risk inherent in its overall operations and sets thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 1998, the statutory surpluses of TRC and Putnam each significantly exceeded RBC requirements.

ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, 'Accounting for Stock-Based Compensation.' This statement established new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the Statement of Operations over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro forma impact, net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the Statement of Operations based on the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, 'Accounting for Stock Issued to Employees.'

     In accordance with the standard, TRH adopted SFAS No. 123 beginning with the 1996 annual financial statements and chose the pro forma disclosure option of implementation. (See Note 9 of Notes to Consolidated Financial Statements.)

     In June 1996, the FASB issued SFAS No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.' This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In addition, it provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     SFAS No. 125 was effective as of January 1, 1997 and was to be applied prospectively. However, SFAS No. 127, 'Deferral of the Effective Date of Certain Provisions of SFAS No. 125,' deferred for one year the effective date of certain provisions of SFAS No. 125 which affect repurchase agreements, dollar-rolls, securities lending and similar transactions. The implementation of these standards, which occurred on their respective effective dates, did not have a material impact on results of operations, financial position or cash flows.

     In February 1997, the FASB issued SFAS No. 128, 'Earnings Per Share.' As compared to the prior standard, SFAS No. 128 simplifies computational guidelines, revises disclosure requirements and increases earnings per share
(EPS) comparability on an international basis.

     Basic EPS, which is calculated by dividing net income by the weighted average number of common shares outstanding, replaced primary EPS from the prior standard. For all periods reported by TRH prior to implementation of the standard, basic EPS would have been the same as primary EPS, since the impact of the Company's common stock equivalents (principally stock options) for those periods did not reach the significance threshold prescribed to require adjustment under the prior standard. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS from the prior standard.

     For all entities with complex capital structures, basic and diluted EPS must be shown on the face of the income statement with equal prominence. In addition, a reconciliation of the numerator and denominator from the basic EPS computation to the diluted EPS computation is required. (See Note 2(j) of Notes to Consolidated Financial Statements.)

     Pursuant to the standard, TRH adopted SFAS No. 128 for the 1997 annual financial statements and restated all prior period EPS data presented.

     Also in February 1997, the Securities and Exchange Commission (SEC) issued Financial Reporting Release (FRR) No. 48, 'Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.'

     FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the notes to financial statements. During the three year period ending December 31, 1998, TRH has had no derivative instruments.

     Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions in Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants. For TRH, these disclosures are included for 1998 in Management's Discussion which accompanies these financial statements and related notes.

     In June 1997, the FASB adopted SFAS No. 130, 'Reporting Comprehensive Income.' This statement established standards for reporting and display of comprehensive income and its components

(revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions and other events and circumstances from non-owner sources and includes net income and all changes in stockholders' equity except those resulting from investments by owners and distribution to owners.

     This standard requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     In accordance with the standard, TRH adopted SFAS No. 130 in 1998. Comparable data from prior years are presented in conformity with the new standard.

     Also in June 1997, the FASB adopted SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information.' This statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and requires presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. It also establishes standards for related disclosures about products and services, geographic areas and major customers, superseding most of SFAS No. 14, 'Financial Reporting for Segments of a Business Enterprise.'

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

     SFAS No. 131 is effective for TRH's 1998 financial statements. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. TRH has adopted this standard for the 1998 annual financial statements and has provided comparable prior year data.

     In June 1998, the FASB issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives must be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting recognition for the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. SFAS No. 133 is effective for TRH as of January 1, 2000 and may not be applied retroactively. TRH presently has no derivative instruments.

     In October 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-7, 'Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.' This statement provides guidance on how to account for insurance and reinsurance contracts that do not transfer both required elements of insurance risk (i.e., underwriting risk and timing risk). SOP 98-7 will be effective for TRH on January 1, 2000. Restatement of previously issued annual financial statements is not permitted. Management believes that the impact of applying this statement will not be material to results of operations, financial position or cash flows.

OTHER MATTERS

     The Year 2000 (Y2K) issue arises from the historic usage of two, rather than four, digit date fields in computer equipment, software packages and other devices using embedded chip technology, causing a date field '00' to be recognized as the year 1900, rather than the year 2000. Failure to recognize, repair or replace affected devices and systems could cause systems failures or other disruptions resulting in, among other things, an inability to process transactions, collect premiums, pay invoices or engage in similar normal business activities.

     Most TRH systems and software packages were installed or purchased within the last five years, when the Y2K issue had already been identified and was usually a consideration in the development process. TRH has taken steps to identify its significant systems and programs, new and existing, hardware and software information technology (IT) as well as non-IT (e.g., telephone systems, fax machines and copiers), where Y2K failures could surface, and has effected remedial changes and conducted appropriate testing. This process is essentially complete for all critical systems. The costs associated with this process, which are expensed as incurred, have not had and are not expected to have a material effect on net income, financial position, cash flows or other non-Y2K IT projects and initiatives.

     In addition, TRH has identified those ceding companies, brokers, reinsurers, vendors and other business partners (collectively 'third parties') that are significant to its business and has asked each to advise on the steps they are taking to address the Y2K issue. Responses have been received from most and follow-up requests have been sent to those who failed to respond or whose responses were not satisfactory. The completion of these activities and corrective actions, where necessary, will continue during 1999.

     TRH does not presently believe that Y2K issues related to its internal IT and non-IT systems pose significant operational problems. Although TRH continues to monitor third party readiness, it cannot provide assurance that unresolved Y2K issues of such parties will not have a material adverse impact on TRH's operations or financial results. TRH will continue to consider the effects of potential unresolved Y2K issues of third parties on its business and develop contingency plans, as necessary. Such plans may include the selection of alternate third parties or other actions designed to mitigate the effects of a third party's lack of preparedness.

     On January 1, 1999, certain of the member nations of the European Economic and Monetary Union (EMU) adopted a common currency, the Euro. Once the national currencies are phased out, the Euro will be the sole legal tender of each of these nations. During the transition period, commerce of these nations will be transacted in the Euro or in the currently existing national currency.

     TRH has taken the necessary steps to transact business in the Euro, has identified the significant issues and will be prepared with respect to the continued phase in of and ultimate redenomination to the Euro. Any costs associated with the adoption of the Euro are expensed as incurred and are not material to TRH's net income, financial position or cash flows.

     Any statements contained in this discussion that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                              PAGE
                                                                                                              ----
Report of Independent Accountants..........................................................................    32
Consolidated Balance Sheets as of December 31, 1998 and 1997...............................................    33
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.................    34
Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996.......    35
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.......    36
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.................    37
Notes to Consolidated Financial Statements.................................................................    38

Schedules:

       I  -- Summary of Investments -- Other than Investments in Related Parties as of December 31, 1998.....   S-1
      II  -- Condensed Financial Information of Registrant as of December 31, 1998 and 1997 and for the years
             ended December 31, 1998, 1997 and 1996..........................................................   S-2
     III  -- Supplementary Insurance Information as of December 31, 1998, 1997 and 1996 and for the years
             then ended......................................................................................   S-5
      IV  -- Reinsurance for the years ended December 31, 1998, 1997 and 1996................................   S-6
      VI  -- Supplementary Information Concerning Property/Casualty Insurance Operations as of December 31,
             1998, 1997 and 1996 and for the years then ended................................................   S-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of TRANSATLANTIC HOLDINGS, INC.:

     In our opinion, the consolidated financial statements listed in the index on page 31 of this Form 10-K present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index on page 31 of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
February 8, 1999

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                                                                            1998          1997
                                                                                         ----------    ----------
                                                                                          (in thousands, except
                                                                                               share data)
                                        ASSETS
Investments and cash:
     Fixed maturities:
          Bonds held to maturity, at amortized cost (market value:
            1998 -- $1,210,534; 1997 -- $1,313,382)...................................   $1,124,455    $1,230,015
          Bonds available for sale, at market value (amortized cost:
            1998 -- $2,322,704; 1997 -- $2,145,717)...................................    2,409,054     2,210,910
     Equities:
          Common stocks available for sale, at market value (cost:
            1998 -- $358,223; 1997 -- $289,701).......................................      511,431       458,153
          Nonredeemable preferred stocks available for sale, at market value (cost:
            1998 -- $62,214; 1997 -- $5,014)..........................................       62,967         5,973
     Other invested assets............................................................      125,285            --
     Short-term investments, at cost which approximates market value..................       25,052        16,731
     Cash and cash equivalents........................................................       70,589        70,737
                                                                                         ----------    ----------
               Total investments and cash.............................................    4,328,833     3,992,519
Accrued investment income.............................................................       65,503        70,799
Premium balances receivable, net......................................................      193,868       188,816
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
     Affiliates.......................................................................      231,043       189,690
     Other............................................................................      233,116       212,475
Deferred acquisition costs............................................................       67,578        64,752
Prepaid reinsurance premiums..........................................................       30,596        22,056
Deferred income taxes.................................................................       71,166        71,981
Other assets..........................................................................       31,546        21,892
                                                                                         ----------    ----------
               Total assets...........................................................   $5,253,249    $4,834,980
                                                                                         ----------    ----------
                                                                                         ----------    ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses............................................   $3,116,038    $2,918,782
Unearned premiums.....................................................................      386,652       366,640
Reinsurance balances payable..........................................................       89,521       124,365
Current income taxes payable..........................................................          224        19,531
Other liabilities.....................................................................       50,675        49,003
                                                                                         ----------    ----------
               Total liabilities......................................................    3,643,110     3,478,321
                                                                                         ----------    ----------
               Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000........................           --            --
Common Stock, $1.00 par value; shares authorized: 50,000,000; shares issued:
  1998 -- 35,466,836; 1997 -- 35,362,870..............................................       35,467        35,363
Additional paid-in capital............................................................      198,425       195,494
Accumulated other comprehensive income................................................      158,552       140,724
Retained earnings.....................................................................    1,227,695       995,078
Treasury Stock, at cost; 800,000 shares...............................................      (10,000)      (10,000)
                                                                                         ----------    ----------
               Total stockholders' equity.............................................    1,610,139     1,356,659
                                                                                         ----------    ----------
               Total liabilities and stockholders' equity.............................   $5,253,249    $4,834,980
                                                                                         ----------    ----------
                                                                                         ----------    ----------

               The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                              1998          1997          1996
                                                                           ----------    ----------    ----------
                                                                           (in thousands, except per share data)
Income:
     Net premiums written...............................................   $1,393,700    $1,294,136    $1,142,515
     Increase in net unearned premiums..................................      (13,130)      (34,885)      (11,882)
                                                                           ----------    ----------    ----------
     Net premiums earned................................................    1,380,570     1,259,251     1,130,633
     Net investment income..............................................      222,000       207,646       192,636
                                                                           ----------    ----------    ----------
                                                                            1,602,570     1,466,897     1,323,269
                                                                           ----------    ----------    ----------
Expenses:
     Net losses and loss adjustment expenses............................    1,020,888       933,015       841,511
     Net commissions....................................................      333,069       294,481       270,873
     Other operating expenses...........................................       48,758        42,296        35,722
     Increase in deferred acquisition costs.............................       (2,826)       (6,052)       (3,687)
                                                                           ----------    ----------    ----------
                                                                            1,399,889     1,263,740     1,144,419
                                                                           ----------    ----------    ----------
                                                                              202,681       203,157       178,850
Realized net capital gains..............................................      120,899        32,939        18,668
                                                                           ----------    ----------    ----------
Operating income........................................................      323,580       236,096       197,518
Other deductions........................................................         (229)       (1,370)       (1,198)
                                                                           ----------    ----------    ----------
Income before income taxes..............................................      323,351       234,726       196,320
                                                                           ----------    ----------    ----------
Income taxes (benefits):
     Current............................................................       86,010        51,620        48,000
     Deferred...........................................................      (10,182)       (2,394)       (6,540)
                                                                           ----------    ----------    ----------
                                                                               75,828        49,226        41,460
                                                                           ----------    ----------    ----------
Net income..............................................................   $  247,523    $  185,500    $  154,860
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

Net income per common share:
     Basic..............................................................   $     7.15    $     5.37    $     4.49
     Diluted............................................................         7.10          5.34          4.48

Weighted average common shares outstanding:
     Basic..............................................................       34,636        34,546        34,474
     Diluted............................................................       34,865        34,751        34,594

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                 1998         1997        1996
                                                                               ---------    --------    --------
                                                                                        (in thousands)
Net income..................................................................   $ 247,523    $185,500    $154,860
                                                                               ---------    --------    --------

Other comprehensive income:
     Net unrealized appreciation of investments:
          Net unrealized holding gains arising during period................     125,758     119,989      22,337
          Related income tax effect.........................................     (44,015)    (41,996)     (7,818)
          Reclassification adjustment for gains included in net income......    (120,899)    (32,939)    (18,668)
          Related income tax effect.........................................      42,315      11,529       6,534
                                                                               ---------    --------    --------
                                                                                   3,159      56,583       2,385
                                                                               ---------    --------    --------
     Net unrealized currency translation gain (loss)........................      22,566     (22,098)        313
     Related income tax effect..............................................      (7,897)      7,733        (109)
                                                                               ---------    --------    --------
                                                                                  14,669     (14,365)        204
                                                                               ---------    --------    --------
Other comprehensive income..................................................      17,828      42,218       2,589
                                                                               ---------    --------    --------
Comprehensive income........................................................   $ 265,351    $227,718    $157,449
                                                                               ---------    --------    --------
                                                                               ---------    --------    --------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                              1998          1997          1996
                                                                           ----------    ----------    ----------
                                                                           (in thousands, except per share data)
Common Stock:
     Balance, beginning of year.........................................   $   35,363    $   23,813    $   23,750
     Stock split effected as a dividend.................................           --        11,516            --
     Issued under stock option and purchase plans.......................          104            34            63
                                                                           ----------    ----------    ----------
          Balance, end of year..........................................       35,467        35,363        23,813
                                                                           ----------    ----------    ----------
Additional paid-in capital:
     Balance, beginning of year.........................................      195,494       201,930       199,243
     Stock split effected as a dividend.................................           --       (11,516)           --
     Excess of proceeds over par value of common stock issued under
       stock option and purchase plans and other........................        2,931         5,080         2,687
                                                                           ----------    ----------    ----------
          Balance, end of year..........................................      198,425       195,494       201,930
                                                                           ----------    ----------    ----------
Accumulated other comprehensive income:
     Balance, beginning of year.........................................      140,724        98,506        95,917
     Net change for year................................................       27,425        64,952         3,982
     Income tax effect on change........................................       (9,597)      (22,734)       (1,393)
                                                                           ----------    ----------    ----------
          Balance, end of year..........................................      158,552       140,724        98,506
                                                                           ----------    ----------    ----------
Retained earnings:
     Balance, beginning of year.........................................      995,078       823,057       679,592
     Net income.........................................................      247,523       185,500       154,860
     Cash dividends declared (per common share: 1998 -- $0.43;
       1997 -- $0.39; 1996 -- $0.33)....................................      (14,906)      (13,479)      (11,395)
                                                                           ----------    ----------    ----------
          Balance, end of year..........................................    1,227,695       995,078       823,057
                                                                           ----------    ----------    ----------
Treasury Stock:
     Balance, beginning and end of year.................................      (10,000)      (10,000)      (10,000)
                                                                           ----------    ----------    ----------
          Total stockholders' equity....................................   $1,610,139    $1,356,659    $1,137,306
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                 1998         1997        1996
                                                                               ---------    --------    --------
                                                                                        (in thousands)
Cash flows from operating activities:
     Net income.............................................................   $ 247,523    $185,500    $154,860
                                                                               ---------    --------    --------
     Adjustments to reconcile net income to net cash provided by operating activities:
          Changes in unpaid losses and loss adjustment expenses, unearned
            premiums and prepaid reinsurance premiums.......................     208,728     212,992     179,651
          Changes in premium and reinsurance balances receivable and
            payable, net....................................................     (91,660)    (48,765)     47,821
          Change in deferred acquisition costs..............................      (2,826)     (6,052)     (3,687)
          Change in accrued investment income...............................       5,296      (7,586)     (6,407)
          Realized net capital gains........................................    (120,899)    (32,939)    (18,668)
          Changes in current and deferred income taxes......................     (28,092)     (1,755)        836
          Change in net unrealized currency translation adjustment..........       5,031      17,757      17,484
          Changes in other assets and liabilities, net......................         150      (3,814)     (3,887)
          Other, net........................................................       3,726       3,585       5,365
                                                                               ---------    --------    --------
               Total adjustments............................................     (20,546)    133,423     218,508
                                                                               ---------    --------    --------
               Net cash provided by operating activities....................     226,977     318,923     373,368
                                                                               ---------    --------    --------
Cash flows from investing activities:
     Proceeds of bonds available for sale sold..............................     375,580     334,315     472,008
     Proceeds of bonds held to maturity redeemed or matured.................     109,372      72,545      19,253
     Proceeds of bonds available for sale redeemed or matured...............     267,373     262,781     169,581
     Proceeds of equities sold..............................................     357,640     175,014     156,895
     Purchase of bonds held to maturity.....................................          --    (175,834)   (265,741)
     Purchase of bonds available for sale...................................    (802,010)   (893,039)   (587,663)
     Purchase of equities...................................................    (371,400)   (147,374)   (212,030)
     Purchase of other invested assets......................................    (126,133)         --          --
     Net (purchase) proceeds of short-term investments......................      (7,591)     42,460     (46,317)
     Investment in Trans Re Zurich, net of cash acquired....................          --          --     (66,479)
     Other, net.............................................................      (8,132)    (32,192)     28,228
                                                                               ---------    --------    --------
               Net cash used in investing activities........................    (205,301)   (361,324)   (332,265)
                                                                               ---------    --------    --------
Cash flows from financing activities:
     Dividends to stockholders..............................................     (14,550)    (13,132)    (11,395)
     Proceeds from common stock issued and other............................       3,035       5,114       2,750
     Net (disbursements) proceeds from reinsurance deposits.................     (10,230)     47,718          --
                                                                               ---------    --------    --------
               Net cash from financing activities...........................     (21,745)     39,700      (8,645)
                                                                               ---------    --------    --------
Effect of exchange rate changes on cash and cash equivalents................         (79)     (4,085)     (2,767)
                                                                               ---------    --------    --------
               Change in cash and cash equivalents..........................        (148)     (6,786)     29,691
Cash and cash equivalents, beginning of year................................      70,737      77,523      47,832
                                                                               ---------    --------    --------
               Cash and cash equivalents, end of year.......................   $  70,589    $ 70,737    $ 77,523
                                                                               ---------    --------    --------
                                                                               ---------    --------    --------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     Transatlantic Holdings, Inc. (the 'Company') is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company (TRC). TRC owns all of the common stock of Putnam Reinsurance Company (Putnam).

     In addition, in the third quarter of 1996, TRC acquired all of the outstanding shares of Trans Re Zurich (TRZ), formerly known as Guardian Ruckversicherungs-Gesellschaft (Guardian Re), an international reinsurance company based in Zurich, Switzerland, for approximately $105 million in cash. The acquisition was accounted for as a purchase. Accordingly, TRZ's results for the second half of 1996 and thereafter are included in the consolidated results of the Company. This acquisition has not had a material effect on financial position or net income.

     Transatlantic Holdings, Inc. and subsidiaries (TRH), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are general liability (including directors' and officers' liability and other professional liability), automobile liability (including nonstandard risks), medical malpractice and marine and aviation in the casualty lines, and fire and allied lines in the property lines (which include property catastrophe risks). Casualty lines represent 71.0%, 67.1% and 66.5% of net premiums written in 1998, 1997 and 1996, respectively. The balance represents property lines.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). Certain reclassifications have been made to conform prior years' presentations with 1998.

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

     (b) INVESTMENTS: Bonds are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. The balance of TRH's bonds are classified as available-for-sale and carried at market value. Common and nonredeemable preferred stocks are carried principally at market value. Market values for fixed maturity securities and equities are generally based upon quoted market prices. For certain fixed maturity securities for which market prices were not readily available, market values were estimated using values obtained from independent pricing services. Other invested assets consist primarily of investments in partnerships and other investments which are carried primarily at market value. A portion of other invested assets consists of a short-term bond fund managed by an American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) subsidiary. (See Note 10.) Short-term investments are carried at cost, which approximates market value.

     Realized gains or losses on the sale of investments are determined on the basis of specific identification. Changes in unrealized appreciation (depreciation) of bonds available for sale, equity investments and other invested assets are charged or credited, net of deferred income taxes, directly to accumulated other comprehensive income (See Note 7), a component of stockholders' equity. Investment income is recorded as earned. Amortization of bond premium and the accrual of bond discount are charged or credited to net investment income.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (c) CASH EQUIVALENTS: A portion of cash equivalents consists of a money market fund managed by an AIG subsidiary. (See Note 10.)

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

     Unpaid losses and loss adjustment expenses include certain amounts for the reinsurance of risks related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 1998 for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, there is always the threat of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

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

     (h) REINSURANCE DEPOSITS: Amounts received pursuant to reinsurance contracts that are not expected to indemnify the ceding company against loss or liability are recorded as deposits and included in the Consolidated Balance Sheet as 'reinsurance balances payable.' These deposits are treated as financing transactions and are credited with interest according to contract terms.

     (i) CURRENCY TRANSLATION: Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates. Income and expense accounts are translated at average exchange rates for the year. The resulting net unrealized currency translation gain (loss) for functional currencies is reflected in accumulated other comprehensive income, a component of stockholders' equity.

     Transaction gains and losses on assets and liabilities denominated in foreign currencies which are not designated as functional currencies are reflected in results of operations during the period in which they occur.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (j) NET INCOME PER COMMON SHARE: Net income per common share has been computed in the following table in accordance with Statement of Financial Accounting Standards No. 128, 'Earnings Per Share' (See Note 2(k)), based upon weighted average common shares outstanding. Share amounts have been retroactively adjusted to reflect a 3-for-2 split of the common stock in the form of a 50% stock dividend, paid in July 1997.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1998        1997        1996
                                                                                --------    --------    --------
                                                                                (in thousands, except per share
                                                                                             data)
Net income (numerator).......................................................   $247,523    $185,500    $154,860
                                                                                --------    --------    --------
                                                                                --------    --------    --------
Weighted average common shares outstanding used in the computation of net income per share:
     Average shares issued...................................................     35,436      35,346      35,274
     Less: Average shares in treasury........................................        800         800         800
                                                                                --------    --------    --------
     Average outstanding shares -- basic (denominator).......................     34,636      34,546      34,474
     Average potential shares, principally stock options.....................        229         205         120
                                                                                --------    --------    --------
     Average outstanding shares -- diluted (denominator).....................     34,865      34,751      34,594
                                                                                --------    --------    --------
                                                                                --------    --------    --------
Net income per common share:
     Basic...................................................................   $   7.15    $   5.37    $   4.49
     Diluted.................................................................       7.10        5.34        4.48

     (k) ACCOUNTING STANDARDS:

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, 'Accounting for Stock-Based Compensation.' This statement established new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the Statement of Operations over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro forma impact, net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the Statement of Operations based on the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, 'Accounting for Stock Issued to Employees.'

     In accordance with the standard, TRH adopted SFAS No. 123 beginning with the 1996 annual financial statements and chose the pro forma disclosure option of implementation. (See Note 9.)

     In June 1996, the FASB issued SFAS No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.' This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In addition, it provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     SFAS No. 125 was effective as of January 1, 1997 and was to be applied prospectively. However, SFAS No. 127, 'Deferral of the Effective Date of Certain Provisions of SFAS No. 125,' deferred for one year the effective date of certain provisions of SFAS No. 125 which affect repurchase agreements, dollar-rolls, securities lending and similar transactions. The implementation of these standards, which occurred on their respective effective dates, did not have a material impact on results of operations, financial position or cash flows.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In February 1997, the FASB issued SFAS No. 128, 'Earnings Per Share.' As compared to the prior standard, SFAS No. 128 simplifies computational guidelines, revises disclosure requirements and increases earnings per share
(EPS) comparability on an international basis.

     Basic EPS, which is calculated by dividing net income by the weighted average number of common shares outstanding, replaced primary EPS from the prior standard. For all periods reported by TRH prior to implementation of the standard, basic EPS would have been the same as primary EPS, since the impact of the Company's common stock equivalents (principally stock options) for those periods did not reach the significance threshold prescribed to require adjustment under the prior standard. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS from the prior standard.

     For all entities with complex capital structures, basic and diluted EPS must be shown on the face of the income statement with equal prominence. In addition, a reconciliation of the numerator and denominator from the basic EPS computation to the diluted EPS computation is required. (See Note 2(j).)

     Pursuant to the standard, TRH adopted SFAS No. 128 for the 1997 annual financial statements and restated all prior period EPS data presented.

     Also in February 1997, the Securities and Exchange Commission (SEC) issued Financial Reporting Release (FRR) No. 48, 'Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.'

     FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the notes to financial statements. During the three year period ending December 31, 1998, TRH has had no derivative instruments.

     Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions in Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants. For TRH, these disclosures are included for 1998 in Management's Discussion which accompanies these financial statements and related notes.

     In June 1997, the FASB adopted SFAS No. 130, 'Reporting Comprehensive Income.' This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions and other events and circumstances from non-owner sources and includes net income and all changes in stockholders' equity except those resulting from investments by owners and distribution to owners.

     This standard requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In accordance with the standard, TRH adopted SFAS No. 130 in 1998. Comparable data from prior years are presented in conformity with the new standard.

     Also in June 1997, the FASB adopted SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information.' This statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and requires presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. It also establishes standards for related disclosures about products and services, geographic areas and major customers, superseding most of SFAS No. 14, 'Financial Reporting for Segments of a Business Enterprise.'

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

     SFAS No. 131 is effective for TRH's 1998 financial statements. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. TRH has adopted this standard for the 1998 annual financial statements and has provided comparable prior year data.

     In June 1998, the FASB issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives must be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting recognition for the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. SFAS No. 133 is effective for TRH as of January 1, 2000 and may not be applied retroactively. TRH presently has no derivative instruments.

     In October 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-7, 'Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.' This statement provides guidance on how to account for insurance and reinsurance contracts that do not transfer both required elements of insurance risk (i.e., underwriting risk and timing risk). SOP 98-7 will be effective for TRH on January 1, 2000. Restatement of previously issued annual financial statements is not permitted. Management believes that the impact of applying this statement will not be material to results of operations, financial position or cash flows.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS

     (a) STATUTORY DEPOSITS: Investments, the substantial majority of which are bonds and common stocks available for sale, were deposited with governmental authorities as required by law and amounted to approximately $122,000,000 and $123,000,000 at December 31, 1998 and 1997, respectively.

     (b) NET INVESTMENT INCOME: An analysis of net investment income of TRH follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1998        1997        1996
                                                                                --------    --------    --------
                                                                                         (in thousands)
Fixed maturities.............................................................   $216,994    $206,714    $191,348
Equities.....................................................................      9,645       9,077       5,695
Other........................................................................      2,524      (1,273)      1,723
                                                                                --------    --------    --------
     Total investment income.................................................    229,163     214,518     198,766
Investment expenses..........................................................     (7,163)     (6,872)     (6,130)
                                                                                --------    --------    --------
     Net investment income...................................................   $222,000    $207,646    $192,636
                                                                                --------    --------    --------
                                                                                --------    --------    --------

     (c) INVESTMENT GAINS AND LOSSES: The realized net capital gains and change in net unrealized appreciation (depreciation) of investments are summarized as follows:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                   1998        1997        1996
                                                                                 --------    --------    --------
                                                                                          (in thousands)
Realized net capital gains on sale of investments:
     Fixed maturities.........................................................   $  9,197    $  3,526    $    415
     Equities.................................................................    111,811      29,375      18,223
     Other....................................................................       (109)         38          30
                                                                                 --------    --------    --------
          Realized net capital gains..........................................   $120,899    $ 32,939    $ 18,668
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------
Change in net unrealized appreciation (depreciation) of investments:*
     Fixed maturities carried at amortized cost...............................   $  2,712    $ 25,787    $(15,849)
     Fixed maturities carried at market.......................................     21,157      13,790     (35,998)
     Equities.................................................................    (15,450)     73,260      39,667
     Other....................................................................       (846)         --          --
                                                                                 --------    --------    --------
Change in net unrealized appreciation (depreciation) of investments...........   $  7,573    $112,837    $(12,180)
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------

------------

* Before deferred income tax effect.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)

     (d) FIXED MATURITIES: The amortized cost and market value of bonds at December 31, 1998 and 1997 are summarized as follows:

                                                                                 GROSS UNREALIZED
                                                                   AMORTIZED     -----------------
                                                                      COST        GAINS     LOSSES    MARKET VALUE
                                                                   ----------    -------    ------    ------------
                                                                                   (in thousands)
1998
BONDS HELD TO MATURITY AND CARRIED AT AMORTIZED COST:
     States, foreign and domestic municipalities and political
       subdivisions.............................................   $1,124,455    $86,079    $   --     $1,210,534
                                                                   ----------    -------    ------    ------------
                                                                   ----------    -------    ------    ------------

BONDS AVAILABLE FOR SALE AND CARRIED AT MARKET VALUE:
     U.S. Government and government agency bonds................   $  508,580    $18,517    $  467     $  526,630
     States, foreign and domestic municipalities and political
       subdivisions.............................................      874,445     31,461       176        905,730
     Foreign governments........................................      432,482     21,082         4        453,560
     Corporate..................................................      507,197     21,828     5,891        523,134
                                                                   ----------    -------    ------    ------------
          Totals................................................   $2,322,704    $92,888    $6,538     $2,409,054
                                                                   ----------    -------    ------    ------------
                                                                   ----------    -------    ------    ------------

                                                                                 Gross Unrealized
                                                                   Amortized     -----------------
                                                                      Cost        Gains     Losses    Market Value
                                                                   ----------    -------    ------    ------------
                                                                                   (in thousands)
1997
Bonds held to maturity and carried at amortized cost:
     States, foreign and domestic municipalities and political
       subdivisions.............................................   $1,230,015    $83,367    $   --     $1,313,382
                                                                   ----------    -------    ------    ------------
                                                                   ----------    -------    ------    ------------

Bonds available for sale and carried at market value:
     U.S. Government and government agency bonds................   $  516,338    $11,633    $  107     $  527,864
     States, foreign and domestic municipalities and political
       subdivisions.............................................      830,710     29,368       177        859,901
     Foreign governments........................................      425,458     13,638       385        438,711
     Corporate..................................................      373,211     11,731       508        384,434
                                                                   ----------    -------    ------    ------------
          Totals................................................   $2,145,717    $66,370    $1,177     $2,210,910
                                                                   ----------    -------    ------    ------------
                                                                   ----------    -------    ------    ------------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)

     The amortized cost and market value of bonds at December 31, 1998 by contractual maturity, are summarized below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

                                                                                        AMORTIZED
                                                                                           COST       MARKET VALUE
                                                                                        ----------    ------------
                                                                                              (in thousands)
BONDS HELD TO MATURITY:
Due in one year or less..............................................................   $   22,525     $   23,528
Due after one year through five years................................................      250,069        268,382
Due after five years through ten years...............................................      194,769        212,492
Due after ten years..................................................................      657,092        706,132
                                                                                        ----------    ------------
     Totals..........................................................................   $1,124,455     $1,210,534
                                                                                        ----------    ------------
                                                                                        ----------    ------------
BONDS AVAILABLE FOR SALE:
Due in one year or less..............................................................   $  278,339     $  282,280
Due after one year through five years................................................    1,080,221      1,125,050
Due after five years through ten years...............................................      385,592        402,546
Due after ten years..................................................................      578,552        599,178
                                                                                        ----------    ------------
     Totals..........................................................................   $2,322,704     $2,409,054
                                                                                        ----------    ------------
                                                                                        ----------    ------------

     Gross gains of $7,625,000, $2,930,000 and $6,771,000 and gross losses of $647,000, $1,325,000 and $6,903,000 were realized on sales of investments in fixed maturities available for sale in 1998, 1997 and 1996, respectively.

     (e) EQUITIES: Gross gains of $122,685,000, $35,507,000 and $23,621,000 and gross losses of $10,874,000, $6,132,000 and $5,398,000 were realized on sales of equities in 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, net unrealized appreciation of equities (before applicable income taxes) included gross gains of $160,160,000 and $171,130,000 and gross losses of $6,199,000 and $1,719,000, respectively.

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

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. FEDERAL AND FOREIGN INCOME TAXES (CONTINUED)
     The U.S. Federal Income tax rate is 35% for 1998, 1997 and 1996. Actual tax expense on income before income taxes differs from the 'expected' amount computed by applying the U.S. Federal income tax rate because of the following:

                                                                  YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                                 1998                       1997                       1996
                                        -----------------------    -----------------------    -----------------------
                                                   PERCENT OF                 Percent of                 Percent of
                                                  INCOME BEFORE              Income Before              Income Before
                                         AMOUNT   INCOME TAXES      Amount   Income Taxes      Amount   Income Taxes
                                        --------  -------------    --------  -------------    --------  -------------
                                                                   (dollars in thousands)
'Expected' tax expense................. $113,173       35.0%       $ 82,154       35.0%       $ 68,712       35.0%
Adjustments:
     Tax-exempt interest...............  (31,832)      (9.8)        (31,505)     (13.4)        (27,554)     (14.0)
     Dividends received deduction......   (1,648)      (0.5)         (1,404)      (0.6)         (1,064)      (0.6)
     Other.............................   (3,865)      (1.2)            (19)        --           1,366        0.7
                                        --------     ------        --------     ------        --------     ------
          Actual tax expense........... $ 75,828       23.5%       $ 49,226       21.0%       $ 41,460       21.1%
                                        --------     ------        --------     ------        --------     ------
                                        --------     ------        --------     ------        --------     ------
Foreign and domestic components of
  actual tax expense (benefit):
     Foreign........................... $ 10,421                   $ 14,485                   $ 19,770
     Domestic:
          Current......................   75,589                     37,135                     28,230
          Deferred.....................  (10,182)                    (2,394)                    (6,540)
                                        --------                   --------                   --------
                                        $ 75,828                   $ 49,226                   $ 41,460
                                        --------                   --------                   --------
                                        --------                   --------                   --------

     (b) The components of the net deferred income tax asset at December 31, 1998 and 1997 were as follows:

                                                                                               1998        1997
                                                                                             --------    --------
                                                                                                (in thousands)
Deferred income tax assets:
     Unpaid losses and loss adjustment expenses, net of related reinsurance recoverable...   $158,470    $151,789
     Unearned premiums, net of prepaid reinsurance premiums...............................     24,409      24,121
     Allowance for unrecoverable reinsurance..............................................      4,562       4,655
     Other................................................................................      1,982       1,912
                                                                                             --------    --------
          Total deferred income tax assets................................................    189,423     182,477
                                                                                             --------    --------
Deferred income tax liabilities:
     Deferred acquisition costs...........................................................     23,652      22,663
     Net unrealized appreciation of investments...........................................     83,812      82,111
     Other................................................................................     10,793       5,722
                                                                                             --------    --------
          Total deferred income tax liabilities...........................................    118,257     110,496
                                                                                             --------    --------
          Net deferred income tax asset...................................................   $ 71,166    $ 71,981
                                                                                             --------    --------
                                                                                             --------    --------

     No valuation allowance has been recorded.

     (c) Income tax payments by TRH totaled $110,884,000, $48,744,000 and $39,939,000 in 1998, 1997 and 1996, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              1998          1997          1996
                                                                           ----------    ----------    ----------
                                                                                       (in thousands)
At beginning of year:
     Unpaid losses and loss adjustment expenses.........................   $2,918,782    $2,733,055    $2,388,155
     Less reinsurance recoverable.......................................      396,054       349,527       402,369
                                                                           ----------    ----------    ----------
          Net unpaid losses and loss adjustment expenses................    2,522,728     2,383,528     1,985,786
                                                                           ----------    ----------    ----------
Trans Re Zurich reserves acquired, as of acquisition date...............           --            --       176,260
                                                                           ----------    ----------    ----------
Net losses and loss adjustment expenses incurred in respect of losses occurring in:
     Current year.......................................................    1,080,377       947,578       849,235
     Prior years........................................................      (59,489)      (14,563)       (7,724)
                                                                           ----------    ----------    ----------
          Total.........................................................    1,020,888       933,015       841,511
                                                                           ----------    ----------    ----------
Net losses and loss adjustment expenses paid in respect of losses occurring in:
     Current year.......................................................      343,974       244,180       172,875
     Prior years........................................................      543,539       549,635       447,154
                                                                           ----------    ----------    ----------
          Total.........................................................      887,513       793,815       620,029
                                                                           ----------    ----------    ----------
At end of year:
     Net unpaid losses and loss adjustment expenses.....................    2,656,103     2,522,728     2,383,528
     Plus reinsurance recoverable.......................................      459,935       396,054       349,527
                                                                           ----------    ----------    ----------
          Unpaid losses and loss adjustment expenses....................   $3,116,038    $2,918,782    $2,733,055
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

     As a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were reduced by $59.5 million in 1998. Significant favorable development was recorded in 1998 on losses occurring in years subsequent to 1986 in the other liability line, in 1996 and 1997 in the medical malpractice line and in 1993 through 1996 in the fire and allied lines. These reductions to incurred losses were partially offset by adverse development in 1998 on losses occurring in 1996 and 1997 in the ocean marine line, prior to 1984 in the other liability line and in 1997 in the fire line.

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

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. COMMON STOCK

     Common stock activity for each of the three years in the period ended December 31, 1998 was as follows:

                                                                              1998          1997          1996
                                                                           ----------    ----------    ----------
Shares outstanding, beginning of year...................................   34,562,870    23,012,796    22,949,582
Issued under stock option and purchase plans............................      103,966        33,908        63,214
Stock split effected as a dividend......................................           --    11,516,166            --
                                                                           ----------    ----------    ----------
Shares outstanding, end of year.........................................   34,666,836    34,562,870    23,012,796
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

     As a result of a common stock split in the form of a 50% stock dividend, common stock increased and additional paid-in capital decreased by $11.5 million in 1997. This stock split was paid on July 18, 1997 to holders of record on June 27, 1997.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

     The components of accumulated other comprehensive income and changes in such amounts between years are as follows:

                                                                                            NET
                                                                          NET           UNREALIZED
                                                                      UNREALIZED         CURRENCY
                                                                     APPRECIATION       TRANSLATION      ACCUMULATED
                                                                    OF INVESTMENTS,    GAIN (LOSS),         OTHER
                                                                          NET               NET         COMPREHENSIVE
                                                                     OF INCOME TAX     OF INCOME TAX       INCOME
                                                                    ---------------    -------------    -------------
                                                                                     (in thousands)
Balance, December 31, 1995.......................................      $  93,525         $   2,392        $  95,917
Change during year...............................................          2,385               204            2,589
                                                                    ---------------    -------------    -------------
Balance, December 31, 1996.......................................         95,910             2,596           98,506
Change during year...............................................         56,583           (14,365)          42,218
                                                                    ---------------    -------------    -------------
Balance, December 31, 1997.......................................        152,493           (11,769)         140,724
Change during year...............................................          3,159            14,669           17,828
                                                                    ---------------    -------------    -------------
Balance, December 31, 1998.......................................      $ 155,652         $   2,900        $ 158,552
                                                                    ---------------    -------------    -------------
                                                                    ---------------    -------------    -------------

8. PENSION, SAVINGS AND STOCK PURCHASE PLANS

     TRH's employees participate in benefit plans administered by AIG (See Note
9) including a noncontributory defined benefit pension plan and a voluntary savings plan (a 401(k) plan) which provides for certain matching contributions. These plans cover a substantial majority of TRH's employees. Certain of these plans do not separately identify plan benefits and plan assets attributable to employees of participating companies. In the opinion of management, no material additional liability would accrue to TRH were such plan benefits and plan assets identifiable.

     Under TRH's 1990 Employee Stock Purchase Plan, as amended, all full time employees with at least one year of employment with the Company or any of its subsidiaries are eligible to receive privileges to purchase shares of the Company's common stock at a price which is 85% of the fair market value of such stock on the date of subscription or the date of grant of the purchase privilege, whichever is greater. An aggregate of 750,000 shares of common stock has been authorized for subscription and 7,115 shares were purchased under the plan in 1998.

     The charges made to operations for these plans for 1998, 1997 and 1996 were $676,000, $732,000 and $678,000, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. STOCK OPTION PLANS

     In 1995, the Company's Board of Directors adopted, and the stockholders approved, the '1995 Stock Option Plan' (the 1995 Plan). This plan, as amended, provides that options may be granted to certain key employees and non-employee directors to purchase a maximum of 1,500,000 shares of the Company's common stock at prices not less than their fair market value at the date of grant. At December 31, 1998, 816,611 shares were reserved for future grants under the 1995 Plan. Options granted under the plan may be used to purchase the Company's common stock at the fair market value of each share at the date of grant. The Company also maintains the 'Transatlantic Holdings, Inc. 1990 Stock Option Plan' (the 1990 Plan) which operates under substantially the same terms as the 1995 Plan. The 1995 Plan and the 1990 Plan are together hereinafter referred to as the Company Plans.

     In each of 1994 and 1992, the Stock Option and Purchase Plan Committee granted 30,000 options to certain non-employee directors of the Company who are also directors, officers and employees of AIG. These options may be used to purchase shares of the Company's common stock at $34.00 per share and $35.00 per share for the 1994 and 1992 options, respectively, representing the fair market value of a share of the Company's common stock at the date of grant. Such options were granted outside of, but on substantially the same terms and conditions as, the 1990 Plan. As of December 31, 1998, all of these options were exercisable as none have been exercised or forfeited. The impact of the above options on the financial statements is not material.

     Each of the above plans provide that 25% of the options granted become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. No further options can be granted under the 1990 Plan, although options outstanding continue in force until exercise, expiration or forfeiture.

     A summary of the status of the Company Plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                  1998                         1997                         1996
                                       --------------------------   --------------------------   --------------------------
                                                      WEIGHTED                     Weighted                     Weighted
                                        NUMBER        AVERAGE        Number        Average        Number        Average
                                       OF SHARES   EXERCISE PRICE   of Shares   Exercise Price   of Shares   Exercise Price
                                       ---------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning of year.......    847,856       $47.56        711,156        $40.24        655,522        $34.98
Granted..............................    178,450        75.44        179,150         71.88        216,525         51.33
Exercised............................   (112,811)       30.93        (38,040)        25.51        (90,482)        28.97
Forfeited............................    (49,400)       55.87         (4,410)        45.96        (70,409)        39.86
                                       ---------                    ---------                    ---------
Outstanding, end of year.............    864,095        55.01        847,856         47.56        711,156         40.24
                                       ---------      -------       ---------      -------       ---------      -------
                                       ---------      -------       ---------      -------       ---------      -------
Exercisable, end of year.............    429,586       $43.36        398,907        $36.46        290,423        $31.33
                                       ---------      -------       ---------      -------       ---------      -------
                                       ---------      -------       ---------      -------       ---------      -------
Weighted average fair value of
  options granted during the year....   $18.36                       $19.05                       $16.95

     The weighted average fair value of each option grant is estimated on the date of grant using the 'Binomial Option Price Model' with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 18.0%, 15.0% and 22.5%; risk-free interest rates of 4.6%, 5.8% and 6.2%; and expected lives of six years for each grant. An increasing dividend schedule is used in the binomial model based on historical experience.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. STOCK OPTION PLANS (CONTINUED)

     The following table summarizes information about the Company Plans' outstanding and exercisable options at December 31, 1998:

                                                            OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                                -------------------------------------------   --------------------------
                                                             WEIGHTED
                                                              AVERAGE
                                                             REMAINING          WEIGHTED                     WEIGHTED
                   RANGE OF                      NUMBER     CONTRACTUAL         AVERAGE        NUMBER        AVERAGE
               EXERCISE PRICES                  OF SHARES      LIFE          EXERCISE PRICE   OF SHARES   EXERCISE PRICE
----------------------------------------------  ---------   -----------      --------------   ---------   --------------
$14.42 TO $19.75..............................    27,665        2.7years         $19.06         27,665        $19.06
$34.00 TO $51.33..............................   495,831        6.7               44.15        361,383         42.02
$71.88 TO $75.44..............................   340,599        9.4               73.74         40,538         71.88
                                                ---------                                     ---------
$14.42 TO $75.44..............................   864,095        7.7               55.01        429,586         43.36
                                                ---------                                     ---------
                                                ---------                                     ---------

     The Company accounts for its stock options based on the intrinsic value method prescribed in APB No. 25 and related interpretations, as permitted under SFAS No. 123. Had compensation cost been charged to earnings in accordance with the fair value method discussed in SFAS No. 123, the Company's net income and net income per share (on a pro forma basis) would have been as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1998        1997        1996
                                                                                --------    --------    --------
                                                                                (in thousands, except per share
                                                                                             data)
Net income:
     As reported.............................................................   $247,523    $185,500    $154,860
     Pro forma...............................................................    245,792     184,384     154,283
Net income per common share:
     As reported:
          Basic..............................................................       7.15        5.37        4.49
          Diluted............................................................       7.10        5.34        4.48
     Pro forma:
          Basic..............................................................       7.10        5.34        4.48
          Diluted............................................................       7.05        5.31        4.46

     The effects of applying SFAS No. 123 in the immediately preceding pro forma data may not be indicative of future amounts as this standard does not apply to options granted prior to 1995. Additional grants in future years are anticipated.

10. RELATED PARTY TRANSACTIONS

     In April 1996, AIG increased its beneficial ownership of the Company's outstanding common stock from 48% to 49%. In August 1998, AIG acquired additional shares, placing its beneficial ownership interest over 50%. As of December 31, 1998, AIG beneficially owned approximately 52% of the Company's outstanding shares.

     TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory and cash management services, office space and payroll processing services. In 1998, 1997 and 1996, $9,800,000, $9,300,000 and
$8,500,000, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

     Approximately $167 million (11%), $181 million (12%) and $232 million (18%) of gross premiums written by TRH in 1998, 1997 and 1996, respectively, were attributable to reinsurance purchased by the AIG Group, for the production of which TRH paid ceding commissions to the AIG Group of $31

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. RELATED PARTY TRANSACTIONS (CONTINUED)

million, $32 million and $33 million, respectively, in such years. (See Note 12 for information relating to reinsurance ceded to related parties.)

11. DIVIDEND RESTRICTION AND STATUTORY FINANCIAL DATA

     The payment of dividends by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Generally, the maximum amount of dividends that a company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory policyholders' surplus as of the end of the most recently reported quarter unless the New York Insurance Department, upon prior application, approves a greater dividend distribution. Adjusted net investment income is defined for this purpose to include net investment income for the twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31, 1998, TRC had statutory earned surplus of $789,736,000 and, in 1999, could pay dividends of approximately $134,366,000 without such regulatory approval.

     Statutory surplus and net income as reported to the New York Insurance Department were as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                1998          1997         1996
                                                                             ----------    ----------    --------
                                                                                        (in thousands)
TRC
     Statutory surplus....................................................   $1,343,659    $1,163,856    $952,707
     Statutory net income.................................................      209,752       163,353     185,887
Putnam
     Statutory surplus....................................................      109,771       108,991     108,327
     Statutory net income.................................................        9,872         8,981      12,221

     TRC and Putnam each prepare statutory financial statements in accordance with accounting practices prescribed or permitted by New York -- their state of domicile. Prescribed statutory accounting practices are discussed in a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as in state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. All material statutory accounting practices of TRC and Putnam are prescribed in the authoritative literature described above.

12. REINSURANCE CEDED

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

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. REINSURANCE CEDED (CONTINUED)

     Premiums written and earned and losses and loss adjustment expenses incurred are comprised as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              1998          1997          1996
                                                                           ----------    ----------    ----------
                                                                                       (in thousands)
Gross premiums assumed..................................................   $1,566,885    $1,463,318    $1,315,937
                                                                           ----------    ----------    ----------
Reinsurance ceded:
     AIG Affiliates.....................................................       93,413        84,355        80,755
     Other..............................................................       79,772        84,827        92,667
                                                                           ----------    ----------    ----------
                                                                              173,185       169,182       173,422
                                                                           ----------    ----------    ----------
Net premiums written....................................................   $1,393,700    $1,294,136    $1,142,515
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Gross premiums earned...................................................   $1,545,215    $1,432,994    $1,317,155
                                                                           ----------    ----------    ----------
Reinsurance ceded:
     AIG Affiliates.....................................................       83,472        88,241        78,698
     Other..............................................................       81,173        85,502       107,824
                                                                           ----------    ----------    ----------
                                                                              164,645       173,743       186,522
                                                                           ----------    ----------    ----------
Net premiums earned.....................................................   $1,380,570    $1,259,251    $1,130,633
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Gross incurred losses and loss adjustment expenses......................   $1,226,992    $1,040,623    $  842,409
Reinsurance ceded.......................................................      206,104       107,608           898
                                                                           ----------    ----------    ----------
Net losses and loss adjustment expenses.................................   $1,020,888    $  933,015    $  841,511
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

     Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and loss adjustment expenses. Such balances at December 31, 1998 and 1997 are comprised as follows:

                                                                             1998                      1997
                                                                    ----------------------    ----------------------
                                                                       AIG                       AIG
                                                                    AFFILIATES     OTHER      Affiliates     Other
                                                                    ----------    --------    ----------    --------
                                                                                     (in thousands)
Paid.............................................................    $   8,602    $  8,655     $   5,091    $ 14,320
Unpaid...........................................................      222,441     224,461       184,599     198,155
                                                                    ----------    --------    ----------    --------
     Total.......................................................    $ 231,043    $233,116     $ 189,690    $212,475
                                                                    ----------    --------    ----------    --------
                                                                    ----------    --------    ----------    --------

     Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligation could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $13.0 million and $13.3 million in 1998 and 1997, respectively. TRH evaluates the financial condition of its retrocessionnaires through a security committee. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds and letters of credit to collateralize these amounts. Such funds and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire, other than amounts due from AIG affiliates, are considered material to the financial position of TRH.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SEGMENT INFORMATION

     TRH conducts its business and assesses performance through segments organized along geographic lines. Financial data from offices in London, Paris and Zurich are reported in the aggregate as Europe and considered as one segment due to operational and regional similarities. Data from offices in the Americas, other than those in the United States which underwrite primarily domestic business, and from offices in the Asia Pacific region are grouped as International -- Other and represent the aggregation of non-material segments. In each segment, property and casualty reinsurance is provided to insurers and reinsurers on a treaty and facultative basis, through brokers or directly to ceding companies.

     A significant portion of assets and liabilities of TRH's international operations relate to the countries where ceding companies and reinsurers are located. Most investments are located in the country of domicile of these operations. In addition to licensing requirements, TRH's international operations are regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

     While the great majority of premium revenues and assets relate to the regions where particular offices are located, a portion of such amounts are derived from other regions of the world. In addition, approximately 19% of consolidated revenues, with a significant portion in each segment, were obtained through a large international reinsurance broker.

     The following table is a summary of financial data by segment:

                                                                               INTERNATIONAL
                                                                           ----------------------
                                                             DOMESTIC      EUROPE(3)      OTHER       CONSOLIDATED
                                                            ----------     ----------    --------     ------------
                                                                                (IN THOUSANDS)
1998
REVENUES(1)(2)...........................................   $  986,552     $  610,063    $126,854      $1,723,469
INCOME BEFORE INCOME TAXES(2)............................      287,486         40,502      (4,637)        323,351
SEGMENT ASSETS(4)........................................    3,851,473      1,018,009     383,767       5,253,249

                                                                               International
                                                                           ----------------------
                                                             Domestic      Europe(3)      Other       Consolidated
                                                            ----------     ----------    --------     ------------
                                                                                (in thousands)
1997
Revenues(1)(2)...........................................   $  839,979     $  534,839    $125,018      $1,499,836
Income before income taxes(2)............................      174,312         45,137      15,277         234,726
Segment assets(4)........................................    3,598,583        904,624     331,773       4,834,980

                                                                               International
                                                                           ----------------------
                                                             Domestic      Europe(3)      Other       Consolidated
                                                            ----------     ----------    --------     ------------
                                                                                (in thousands)
1996
Revenues(1)(2)...........................................   $  840,868     $  386,126    $114,943      $1,341,937
Income before income taxes(2)............................      140,750         44,515      11,055         196,320
Segment assets(4)........................................    3,259,818        788,600     330,723       4,379,141

------------
(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.

(2) Domestic revenues and income before income taxes include realized net capital gains of $118,601, $31,727 and $15,913 in 1998, 1997 and 1996,
    respectively. Realized net capital gains for other segments in each of the years presented is not material.

(3) Includes revenues from the London, England office of $331,944, $298,523 and $279,617 in 1998, 1997 and 1996, respectively, and revenues from the Zurich, Switzerland office of $155,628, $186,780 and $87,954 in 1998, 1997 and 1996,
    respectively.

(4) As of December 31.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SEGMENT INFORMATION (CONTINUED)

     Net premiums earned by major product grouping are as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              1998          1997          1996
                                                                           ----------    ----------    ----------
                                                                                       (in thousands)
Casualty
     General liability*.................................................   $  248,175    $  187,869    $  213,814
     Automobile liability...............................................      272,950       201,755       161,872
     Ocean marine and aviation..........................................      192,827       180,455       143,317
     Medical malpractice................................................       91,749       133,034       135,586
     Surety and credit..................................................       65,366        58,710        45,276
     Accident and health................................................       69,835        27,343        10,072
     Other..............................................................       40,856        40,382        51,772
                                                                           ----------    ----------    ----------
          Total casualty................................................      981,758       829,548       761,709
                                                                           ----------    ----------    ----------
Property
     Fire...............................................................      176,834       210,387       174,041
     Allied lines.......................................................       68,544        69,814        70,135
     Homeowners multiple peril..........................................       64,214        55,227        41,140
     Automobile physical damage.........................................       44,252        43,985        23,616
     Other..............................................................       44,968        50,290        59,992
                                                                           ----------    ----------    ----------
          Total property................................................      398,812       429,703       368,924
                                                                           ----------    ----------    ----------
          Total.........................................................   $1,380,570    $1,259,251    $1,130,633
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

------------
    * A significant portion of this product grouping includes more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability, errors and omissions and environmental impairment liability.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 1998 and 1997. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations for such periods have been made.

                                                                               THREE MONTHS ENDED
                                                             ------------------------------------------------------
                                                             MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                               1998         1998          1998             1998
                                                             ---------    --------    -------------    ------------
                                                                     (in thousands, except per share data)
NET PREMIUMS WRITTEN......................................   $ 332,528    $330,208      $ 379,094        $351,870
NET PREMIUMS EARNED.......................................     314,397     340,247        362,915         363,011
NET INVESTMENT INCOME.....................................      53,674      55,600         56,324          56,402
REALIZED NET CAPITAL GAINS................................       7,277      29,339         69,414          14,869
OPERATING INCOME..........................................      60,144      85,231        105,759          72,446
NET INCOME................................................      47,830      64,668         78,686          56,339
NET INCOME PER COMMON SHARE:
     BASIC................................................        1.38        1.87           2.27            1.63
     DILUTED..............................................        1.37        1.86           2.25            1.62

                                                                               Three Months Ended
                                                             ------------------------------------------------------
                                                             March 31,    June 30,    September 30,    December 31,
                                                               1997         1997          1997             1997
                                                             ---------    --------    -------------    ------------
                                                                     (in thousands, except per share data)
Net premiums written......................................   $ 303,108    $309,788      $ 352,912        $328,328
Net premiums earned.......................................     284,181     306,030        333,179         335,861
Net investment income.....................................      50,020      51,015         53,025          53,586
Realized net capital gains................................       4,179       4,198          9,183          15,379
Operating income..........................................      52,913      55,537         61,035          66,611
Net income................................................      41,621      43,144         47,956          52,779
Net income per common share:
     Basic................................................        1.20        1.25           1.39            1.53
     Diluted..............................................        1.20        1.24           1.38            1.52

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item concerning directors of the Company is included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the '1999 Proxy Statement'), in the section captioned 'Election of Directors,' and such information is incorporated herein by reference. Information required by this Item concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned 'Directors and Executive Officers of the Registrant.' Information required by this Item concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 1999 Proxy Statement under the caption 'Election of Directors: `Ownership of Certain Securities,' ' and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is included in the 1999 Proxy Statement in the sections captioned 'Election of Directors: `Compensation of Directors and Executive Officers,' `Compensation Committee Interlocks and Insider Participation' and `Pension Benefits,' ' and such information is incorporated herein by reference. The sections of the 1999 Proxy Statement captioned 'Election of Directors: `Committee Reports on Executive Compensation' and `Performance Graph' ' are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is included in the 1999 Proxy Statement in the sections captioned 'Beneficial Ownership' and 'Election of Directors:
`Ownership of Certain Securities,' ' and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is included in the 1999 Proxy Statement in the sections captioned 'Election of Directors: `Compensation Committee Interlocks and Insider Participation,' `Relationship with AIG,' `AIG Group Reinsurance,' `Certain Transactions with the AIG Group' and `Relationship with SICO and Starr,' ' and such information is incorporated herein by reference.

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

          2. Exhibits

            3.2 -- Amended and Restated By-Laws, as of March 25, 1999.

           21.1 -- Subsidiaries of Registrant.

           23.1 -- Consent of PricewaterhouseCoopers LLP.

           27.1 -- Financial Data Schedule.

           See accompanying Exhibit Index for additional Exhibits incorporated by reference.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          TRANSATLANTIC HOLDINGS, INC.

                                          By:        /s/ ROBERT F. ORLICH
                                               .................................
                                                      Robert F. Orlich
                                            Title: President and Chief Executive
                                                           Officer

March 25, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
           /s/ ROBERT F. ORLICH             President and Chief Executive Officer            March 25, 1999
 .........................................    (principal executive officer); Director
             Robert F. Orlich

          /s/ STEVEN S. SKALICKY            Executive Vice President and Chief Financial     March 25, 1999
 .........................................    Officer (principal financial and
            Steven S. Skalicky                accounting officer)

             /s/ JAMES BALOG                Director                                         March 25, 1999
 .........................................
               James Balog

           /s/ C. FRED BERGSTEN             Director                                         March 25, 1999
 .........................................
             C. Fred Bergsten

            /s/ IKUO EGASHIRA               Director                                         March 25, 1999
 .........................................
              Ikuo Egashira

                                            Director
 .........................................
              John M. Fowler

           /s/ M. R. GREENBERG              Director                                         March 25, 1999
 .........................................
             M. R. Greenberg

          /s/ JOHN J. MACKOWSKI             Director                                         March 25, 1999
 .........................................
            John J. Mackowski

                                            Director
 .........................................
            Edward E. Matthews

           /s/ HOWARD I. SMITH              Director                                         March 25, 1999
 .........................................
             Howard I. Smith

           /s/ THOMAS R. TIZZIO             Director                                         March 25, 1999
 .........................................
             Thomas R. Tizzio

                                                                      SCHEDULE I

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1998

                                                                                                       AMOUNT AT
                                                                                                      WHICH SHOWN
                                                                           COST OR                      IN THE
                                                                          AMORTIZED       MARKET        BALANCE
                          TYPE OF INVESTMENT                                COST*         VALUE          SHEET
-----------------------------------------------------------------------   ----------    ----------    -----------
                                                                                      (in thousands)
Fixed maturities:
     Bonds:
          United States government and government agencies and
            authorities................................................   $  508,580    $  526,630    $  526,630
          States, foreign and domestic municipalities and political
            subdivisions...............................................    1,998,900     2,116,264     2,030,185
          Foreign governments..........................................      432,482       453,560       453,560
          Public utilities.............................................      100,037       104,302       104,302
          All other corporate..........................................      407,160       418,832       418,832
                                                                          ----------    ----------    -----------
               Total fixed maturities..................................    3,447,159     3,619,588     3,533,509
                                                                          ----------    ----------    -----------
Equities:
     Common stocks:
          Public utilities.............................................       33,665        43,008        43,008
          Banks, trust and insurance companies.........................       42,676        57,502        57,502
          Industrial, miscellaneous and all other......................      281,882       410,921       410,921
                                                                          ----------    ----------    -----------
               Total common stocks.....................................      358,223       511,431       511,431
     Nonredeemable preferred stocks....................................       62,214        62,967        62,967
                                                                          ----------    ----------    -----------
               Total equities..........................................      420,437       574,398       574,398
                                                                          ----------    ----------    -----------
Other invested assets..................................................      126,133       125,285       125,285
                                                                          ----------    ----------    -----------
Short-term investments.................................................       25,052        25,052        25,052
                                                                          ----------    ----------    -----------
               Total investments.......................................   $4,018,781    $4,344,323    $4,258,244
                                                                          ----------    ----------    -----------
                                                                          ----------    ----------    -----------

------------
* Investments in fixed maturities are shown at amortized cost.

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (PARENT COMPANY ONLY)
                        AS OF DECEMBER 31, 1998 AND 1997

                                                                                            1998          1997
                                                                                         ----------    ----------
                                                                                              (in thousands)
Assets:
     Bonds available for sale, at market value (amortized cost: 1998 -- $12,014;
      1997 -- $9,011).................................................................   $   12,205    $    9,098
     Cash and cash equivalents........................................................          415           291
     Investment in subsidiaries.......................................................    1,599,335     1,348,438
     Other assets.....................................................................          799           933
     Dividends due from subsidiaries..................................................        3,815         3,460
                                                                                         ----------    ----------
          Total assets................................................................   $1,616,569    $1,362,220
                                                                                         ----------    ----------
                                                                                         ----------    ----------
Liabilities:
     Dividends payable................................................................   $    3,815    $    3,460
     Accrued liabilities..............................................................        2,615         2,101
                                                                                         ----------    ----------
          Total liabilities...........................................................        6,430         5,561
                                                                                         ----------    ----------
Stockholders' equity:
     Preferred Stock..................................................................           --            --
     Common Stock.....................................................................       35,467        35,363
     Additional paid-in capital.......................................................      198,425       195,494
     Accumulated other comprehensive income...........................................      158,552       140,724
     Retained earnings................................................................    1,227,695       995,078
     Treasury Stock, at cost; 800,000 shares..........................................      (10,000)      (10,000)
                                                                                         ----------    ----------
          Total stockholders' equity..................................................    1,610,139     1,356,659
                                                                                         ----------    ----------
          Total liabilities and stockholders' equity..................................   $1,616,569    $1,362,220
                                                                                         ----------    ----------
                                                                                         ----------    ----------

 See Notes to Condensed Financial Information of Registrant -- (Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                            STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                  1998        1997        1996
                                                                                --------    --------    --------
                                                                                         (in thousands)
Revenues:
     Net investment income (principally dividends from subsidiaries).........   $ 15,618    $ 14,710    $ 12,426
     Equity in undistributed income of subsidiaries..........................    233,138     172,494     143,536
                                                                                --------    --------    --------
          Total revenues.....................................................    248,756     187,204     155,962
Operating expenses...........................................................      1,527       2,338       1,493
                                                                                --------    --------    --------
Income before income taxes...................................................    247,229     184,866     154,469
Income tax benefits -- current...............................................       (294)       (634)       (391)
                                                                                --------    --------    --------
          Net income.........................................................   $247,523    $185,500    $154,860
                                                                                --------    --------    --------
                                                                                --------    --------    --------

 See Notes to Condensed Financial Information of Registrant -- (Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                               1998         1997         1996
                                                                             ---------    ---------    ---------
                                                                                       (in thousands)
Cash flows from operating activities:
     Net income...........................................................   $ 247,523    $ 185,500    $ 154,860
                                                                             ---------    ---------    ---------
     Adjustments to reconcile net income to net cash provided by operating activities:
          Equity in undistributed income of subsidiaries..................    (233,138)    (172,494)    (143,536)
          Changes in receivable and payable to subsidiary, net............        (355)        (349)           7
          Changes in other assets and accrued liabilities.................         638          950          221
                                                                             ---------    ---------    ---------
               Total adjustments..........................................    (232,855)    (171,893)    (143,308)
                                                                             ---------    ---------    ---------
               Net cash provided by operating activities..................      14,668       13,607       11,552
                                                                             ---------    ---------    ---------
Cash flows from investing activities:
     Purchase of bonds....................................................      (3,029)      (1,474)      (2,917)
                                                                             ---------    ---------    ---------
               Net cash used in investing activities......................      (3,029)      (1,474)      (2,917)
                                                                             ---------    ---------    ---------
Cash flows from financing activities:
     Dividends to stockholders............................................     (14,550)     (13,132)     (11,395)
     Proceeds from common stock issued....................................       3,035        1,014        2,750
                                                                             ---------    ---------    ---------
               Net cash from financing activities.........................     (11,515)     (12,118)      (8,645)
                                                                             ---------    ---------    ---------
               Change in cash and cash equivalents........................         124           15          (10)
Cash and cash equivalents, beginning of year..............................         291          276          286
                                                                             ---------    ---------    ---------
Cash and cash equivalents, end of year....................................   $     415    $     291    $     276
                                                                             ---------    ---------    ---------
                                                                             ---------    ---------    ---------

------------
Notes to Condensed Financial Information of Registrant -- (Parent Company Only)

(1) The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2) Investment in subsidiaries is reflected on the equity method.

                                                                    SCHEDULE III

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
      AS OF DECEMBER 31, 1998, 1997 AND 1996 AND FOR THE YEARS THEN ENDED

                                                                                                             NET
                                           UNPAID                                                        COMMISSIONS
                                         LOSSES AND                                         NET LOSSES   AND CHANGE
                            DEFERRED        LOSS                     NET          NET        AND LOSS    IN DEFERRED     OTHER
                           ACQUISITION   ADJUSTMENT   UNEARNED     PREMIUMS    INVESTMENT   ADJUSTMENT   ACQUISITION   OPERATING
                              COSTS       EXPENSES    PREMIUMS      EARNED       INCOME      EXPENSES       COSTS      EXPENSES
                           -----------   ----------   ---------   ----------   ----------   ----------   -----------   ---------
                                                                      (in thousands)
1998
  PROPERTY-CASUALTY.......   $67,578     $3,116,038   $386,652    $1,380,570    $222,000    $1,020,888    $ 330,243     $48,758
1997
  Property-Casualty.......   $64,752     $2,918,782   $366,640    $1,259,251    $207,646    $  933,015    $ 288,429     $42,296
1996
  Property-Casualty.......   $58,700     $2,733,055   $343,936    $1,130,633    $192,636    $  841,511    $ 267,186     $35,722


                               NET
                             PREMIUMS
                             WRITTEN
                            ----------

1998
  PROPERTY-CASUALTY.......  $1,393,700
1997
  Property-Casualty.......  $1,294,136
1996
  Property-Casualty.......  $1,142,515

                                                                     SCHEDULE IV

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                        PERCENTAGE
                                                                                                            OF
                                                               CEDED TO      ASSUMED                      AMOUNT
                                                      GROSS      OTHER      FROM OTHER                   ASSUMED
                                                     AMOUNT    COMPANIES    COMPANIES     NET AMOUNT      TO NET
                                                     -------   ---------    ----------    ----------    ----------
                                                                            (in thousands)
1998
     PREMIUMS WRITTEN:
          PROPERTY-CASUALTY.......................     --      $173,185     $1,566,885    $1,393,700        112%
1997
     Premiums written:
          Property-Casualty.......................     --      $169,182     $1,463,318    $1,294,136        113%
1996
     Premiums written:
          Property-Casualty.......................     --      $173,422     $1,315,937    $1,142,515        115%

                                                                     SCHEDULE VI

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
      AS OF DECEMBER 31, 1998, 1997 AND 1996 AND FOR THE YEARS THEN ENDED

                                                                               NET LOSSES AND LOSS                   NET
                         UNPAID                                                ADJUSTMENT EXPENSES    NET PAID   COMMISSIONS
                       LOSSES AND                                                   RELATED TO       LOSSES AND  AND CHANGE
           DEFERRED       LOSS     DISCOUNT               NET         NET      --------------------     LOSS     IN DEFERRED
          ACQUISITION  ADJUSTMENT   IF ANY   UNEARNED   PREMIUMS   INVESTMENT   CURRENT     PRIOR    ADJUSTMENT  ACQUISITION
             COSTS      EXPENSES   DEDUCTED  PREMIUMS    EARNED      INCOME       YEAR      YEARS     EXPENSES      COSTS
          -----------  ----------  --------- --------  ----------  ----------  ----------  --------  ----------  -----------
                                                            (in thousands)
1998.....   $67,578    $3,116,038     --     $386,652  $1,380,570   $222,000   $1,080,377  $(59,489)  $887,513    $ 330,243
1997.....   $64,752    $2,918,782     --     $366,640  $1,259,251   $207,646   $  947,578  $(14,563)  $793,815    $ 288,429
1996.....   $58,700    $2,733,055     --     $343,936  $1,130,633   $192,636   $  849,235  $ (7,724)  $620,029    $ 267,186


              NET
            PREMIUMS
            WRITTEN
           ----------
1998.....  $1,393,700
1997.....  $1,294,136
1996.....  $1,142,515

                                 EXHIBIT INDEX

EXHIBIT
  NO.                         DESCRIPTION                                             LOCATION
--------  ----------------------------------------------------  ----------------------------------------------------
 3.1      -- Certificate of Incorporation, as amended.........  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
 3.2      -- Amended and Restated By-Laws, as of March 25,
             1999.............................................. Filed herewith.
 4.1      -- Form of Common Stock Certificate.................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.1      -- Amended and Restated Shareholders Agreement among
             American Express Company, Gulf Insurance Company,
             The Lambert Brussels Financial Corporation,
             Stoneridge Limited, Mavron Ltd., American
             International Group, Inc., American Home Assurance
             Company, Metropolitan Life Insurance Company,
             certain trustees under an Indenture of Trust made
             by SwissRe Holding Limited, SwissRe Holding
             Limited, General Re Corporation, Compagnie
             Financiere et de Reassurance du Groupe AG, Daido
             Mutual Life Insurance Company, The Nichido Fire
             and Marine Insurance Company, Limited,
             Transatlantic Reinsurance Company, and PREINCO
             Holdings, Inc., dated January 5, 1990............  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.2      -- Exclusive Agency Agreement between Transatlantic
             Reinsurance Company and American Home Assurance
             Company, dated February 27, 1980.................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.3      -- Service and Expense Agreement among PREINCO
             Holdings, Inc., Putnam Reinsurance Company, and
             American International Group, Inc. dated July 1,
             1986.............................................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.4      -- Service and Expense Agreement between
             Transatlantic Reinsurance Company and American
             International Group, Inc., dated December 15,
             1977.............................................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.5      -- Investment Management Contract between
             Transatlantic Reinsurance Company and AIG Global
             Investors, Inc. dated August 1, 1986.............  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.

EXHIBIT
  NO.                         DESCRIPTION                                             LOCATION
--------  ----------------------------------------------------  ----------------------------------------------------
10.6      -- Investment Management Contract between Putnam
             Reinsurance Company and AIG Global Investors,
             Inc. dated August 1, 1986........................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.7      -- Transatlantic Holdings, Inc. 1990 Stock Option
             Plan*............................................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.7(a)   -- Transatlantic Holdings, Inc. 1990 Employee Stock
             Purchase Plan*...................................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-41474) and incorporated
                                                                  herein by reference.
10.7(b)   -- Amended Transatlantic Holdings, Inc. 1990 Stock
             Option Plan*.....................................  Filed as exhibit to the Company's 1992 Quarterly
                                                                  Report on Form 10-Q for the quarter ended June 30,
                                                                  1992 (File No. 1-10545) and incorporated herein by
                                                                  reference.
10.7(c)   -- Transatlantic Holdings, Inc. 1995 Stock Option
             Plan and form of Director Option Agreement*......  Filed as exhibits to the Company's Registration
                                                                  Statement on Form S-8 (File No. 33-99764) and
                                                                  incorporated herein by reference.
10.7(d)   -- Amendment to Transatlantic Holdings, Inc. 1990
             Employee Stock Purchase Plan, effective as of
             December 7, 1995*................................  Filed as exhibit to the Company's Current Report on
                                                                  Form 8-K (File No. 1-10545) dated January 31,
                                                                  1996, and incorporated herein by reference.
10.8      -- Transatlantic Reinsurance Company 1989 Stock
             Option Plan*.....................................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference
10.9      -- Transatlantic Reinsurance Company 1984 Stock
             Option Plan*.....................................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.10     -- Transatlantic Reinsurance Company 1979 Stock
             Option Plan*.....................................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.11     -- Quota Share Reinsurance Treaty between National
             Union Fire Insurance Company of Pittsburgh, Pa.
             and Transatlantic Reinsurance Company, dated
             June 5, 1978.....................................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.

EXHIBIT
  NO.                         DESCRIPTION                                             LOCATION
--------  ----------------------------------------------------  ----------------------------------------------------
10.12     -- Quota Share Reinsurance Treaty between New
             Hampshire Insurance Company and Transatlantic
             Reinsurance Company, dated February 9, 1978......  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.13     -- Quota Share Reinsurance Treaty between American
             International Underwriters Overseas Ltd. and
             Transatlantic Reinsurance Company, dated
             September 22, 1978...............................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.14     -- Surplus Treaty between American International
             Group Companies and Transatlantic Reinsurance
             Company, dated September 29, 1989................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.15     -- Quota Share Reinsurance Treaty among Lexington
             Insurance Company, Landmark Insurance Company,
             New Hampshire Insurance Company and Transatlantic
             Reinsurance Company, dated February 28, 1990.....  Filed as exhibit to the Company's Registration statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.16     -- Representative Facultative Insurance Certificate
             for Casualty Reinsurance Risk (Certificate
             between National Union Fire Insurance Company of
             Pittsburgh, Pa. and Transatlantic Reinsurance
             Company, dated January 9, 1990)..................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.17     -- Representative Facultative Insurance Certificate
             for Property Reinsurance Risk (Certificate
             between American Home Assurance Company and
             Transatlantic Reinsurance Company,
             dated March 7, 1990).............................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.18     -- Agreement between American International Group,
             Inc. and Transatlantic Reinsurance Company,
             dated December 15, 1977, providing Transatlantic
             Reinsurance Company with a right of first
             acceptance of reinsurance of risks insured by
             affiliates of American International Group,
             Inc..............................................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.

EXHIBIT
  NO.                         DESCRIPTION                                             LOCATION
--------  ----------------------------------------------------  ----------------------------------------------------
10.19     -- Aggregate Excess Treaty between Transatlantic
             Reinsurance Company and National Union Fire
             Insurance Company of Pittsburgh, Pa., dated
             November 15, 1989................................  Filed as exhibit to the Company's Registration
                                                                  Statement (File No. 33-34433) and incorporated
                                                                  herein by reference.
10.20     -- Management Agreement between Transatlantic
             Reinsurance Company and Putnam Reinsurance
             Company, dated February 15, 1991.................  Filed as exhibit to the Company's 1995 Annual Report on Form 10-K (File No. 1-10545) and incorporated
                                                                  herein by reference.
10.21     -- Quota Share Reinsurance Agreement between
             Transatlantic Reinsurance Company and Putnam
             Reinsurance Company, dated December 6, 1995......  Filed as exhibit to the Company's 1995 Annual Report on Form 10-K (File No. 1-10545) and incorporated
                                                                  herein by reference.
21.1      -- Subsidiaries of the registrant...................  Filed herewith.
23.1      -- Consent of PricewaterhouseCoopers LLP............  Filed herewith.
27.1      -- Financial Data Schedule..........................  Provided herewith.

------------
* Management compensation plan.