Form 10-Q
period 1999-03-31
TRANSATLANTIC HOLDINGS INC
filed 1999-05-14
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to ________

                         Commission File Number 1-10545
                                                -------


                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                     13-3355897
------------------------------------------------       -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


     80 Pine Street, New York, New York                           10005
------------------------------------------------       -------------------------
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code (212) 770-2000
                                                           ---------------------


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

                      YES      X                        NO
                          ------------                     ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999 34,693,887
                                   ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1999 and December 31, 1998

                                                                                            (Unaudited)
                                                                                               1999                  1998
                                                                                           --------------       ---------------
                                                                                             (in thousands, except share data)
                                        ASSETS
Investments and cash:
      Fixed maturities:
          Bonds held to maturity, at amortized cost (market value: 1999-$1,204,066;
               1998-$1,210,534)                                                              $ 1,124,935         $ 1,124,455
          Bonds available for sale, at market value (amortized cost: 1999-$2,446,660;
               1998-$2,322,704)                                                                2,505,710           2,409,054
      Equities:
          Common stocks available for sale, at market value (cost: 1999-$325,504;
               1998-$358,223)                                                                    447,536             511,431
          Nonredeemable preferred stocks available for sale, at market value
               (cost: 1999-$57,714; 1998-$62,214)                                                 57,425              62,967
      Other invested assets                                                                      194,854             125,285
      Short-term investments, at cost which approximates market value                             31,586              25,052
      Cash and cash equivalents                                                                   60,913              70,589
                                                                                             -----------         -----------
               Total investments and cash                                                      4,422,959           4,328,833
Accrued investment income                                                                         63,941              65,503
Premium balances receivable, net                                                                 191,270             193,868
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                                 213,150             231,043
      Other                                                                                      271,773             233,116
Deferred acquisition costs                                                                        71,665              67,578
Prepaid reinsurance premiums                                                                      41,802              30,596
Deferred income taxes                                                                             98,954              71,166
Other assets                                                                                      25,765              31,546
                                                                                             -----------         -----------
               Total assets                                                                  $ 5,401,279         $ 5,253,249
                                                                                             ===========         ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                   $ 3,106,435         $ 3,116,038
Unearned premiums                                                                                420,727             386,652
Reinsurance balances payable                                                                     111,207              89,521
Current income taxes payable                                                                      18,863                 224
Other liabilities                                                                                113,851              50,675
                                                                                             -----------         -----------
               Total liabilities                                                               3,771,083           3,643,110
                                                                                             -----------         -----------
               Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                        --                  --
Common Stock, $1.00 par value; shares authorized: 50,000,000;
      shares issued: 1999-35,493,887; 1998-35,466,836                                             35,494              35,467
Additional paid-in capital                                                                       199,395             198,425
Accumulated other comprehensive income                                                           107,204             158,552
Retained earnings                                                                              1,298,103           1,227,695
Treasury Stock, at cost; 800,000 shares                                                          (10,000)            (10,000)
                                                                                             -----------         -----------
               Total stockholders' equity                                                      1,630,196           1,610,139
                                                                                             -----------         -----------
               Total liabilities and stockholders' equity                                    $ 5,401,279         $ 5,253,249
                                                                                             ===========         ===========





The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                          1999             1998
                                                      ----------        ---------
                                                  (in thousands, except per share data)

Income:
       Net premiums written                           $ 357,218         $ 332,528
       Increase in net unearned premiums                (25,177)          (18,131)
                                                      ---------         ---------

       Net premiums earned                              332,041           314,397
       Net investment income                             55,313            53,674
                                                      ---------         ---------

                                                        387,354           368,071
                                                      ---------         ---------

Expenses:
       Net losses and loss adjustment expenses          244,419           232,833
       Net commissions                                   78,678            74,145
       Other operating expenses                          13,387            10,902
       Increase in deferred acquisition costs            (4,087)           (2,676)
                                                      ---------         ---------

                                                        332,397           315,204
                                                      ---------         ---------

                                                         54,957            52,867
Realized net capital gains                               41,728             7,277
                                                      ---------         ---------

Operating income                                         96,685            60,144
Other deductions                                            (27)             (325)
                                                      ---------         ---------

Income before income taxes                               96,658            59,819
Income taxes                                             22,430            11,989
                                                      ---------         ---------

       Net income                                     $  74,228         $  47,830
                                                      =========         =========


Net income per common share:
       Basic                                          $    2.14         $    1.38
       Diluted                                             2.13              1.37

Dividends per common share                                 0.11              0.10

Weighted average common shares outstanding:
       Basic                                             34,682            34,601
       Diluted                                           34,871            34,829


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                           1999              1998
                                                                                        ---------         ---------

                                                                                              (in thousands)
Net cash provided by operating activities                                               $  65,143         $  85,042
                                                                                        ---------         ---------
Cash flows from investing activities:
      Proceeds of bonds available for sale sold                                           124,306            78,257
      Proceeds of bonds held to maturity redeemed                                             683            29,235
      Proceeds of bonds available for sale redeemed or matured                             73,579           100,887
      Proceeds of equities sold                                                           192,311            30,427
      Purchase of bonds available for sale                                               (347,225)         (228,229)
      Purchase of equities                                                               (115,091)          (27,165)
      Net purchase of other invested assets                                               (68,362)               --
      Net (purchase) proceeds of short-term investments                                    (8,193)            4,854
      Change in other liabilities for securities in course of settlement                   68,655             9,663
      Other, net                                                                           10,289           (50,000)
                                                                                        ---------         ---------
          Net cash used in investing activities                                           (69,048)          (52,071)
                                                                                        ---------         ---------
Cash flows from financing activities:
      Dividends to stockholders                                                            (3,816)           (3,461)
      Proceeds from common stock issued                                                       997             1,970
      Net disbursements from reinsurance deposits                                          (1,556)           (1,529)
                                                                                        ---------         ---------
          Net cash from financing activities                                               (4,375)           (3,020)
                                                                                        ---------         ---------
Effect of exchange rate changes on cash and cash equivalents                               (1,396)           (1,527)
                                                                                        ---------         ---------
          Change in cash and cash equivalents                                              (9,676)           28,424
Cash and cash equivalents, beginning of period                                             70,589            70,737
                                                                                        ---------         ---------
          Cash and cash equivalents, end of period                                      $  60,913         $  99,161
                                                                                        =========         =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          1999           1998
                                                                        --------       --------
                                                                             (in thousands)
Net income                                                              $ 74,228       $ 47,830
                                                                        --------       --------
Other comprehensive (loss) income:
   Net unrealized (depreciation) appreciation of investments:
      Net unrealized holding (losses) gains arising during period        (16,583)        46,671
      Related income tax effect                                            5,804        (16,335)
      Reclassification adjustment for gains included in net income       (41,728)        (7,277)
      Related income tax effect                                           14,605          2,547
                                                                        --------       --------
                                                                         (37,902)        25,606
                                                                        --------       --------

   Net unrealized currency translation (loss) gain                       (20,687)        13,736
   Related income tax effect                                               7,241         (4,806)
                                                                        --------       --------
                                                                         (13,446)         8,930
                                                                        --------       --------

Other comprehensive (loss) income                                        (51,348)        34,536
                                                                        --------       --------

Comprehensive income                                                    $ 22,880       $ 82,366
                                                                        ========       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

1.   General

     The condensed consolidated financial statements are unaudited, but have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal accruals) necessary for a fair presentation of results for such periods. Certain reclassifications have been made to conform the prior year's presentations with 1999. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

2.   Per Common Share Information

     Net income per common share for the periods presented has been computed below in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and is based on the weighted average number of common shares outstanding.


                                                             Three Months Ended
                                                                   March 31,
                                                              1999         1998
                                                            -------      -------
                                                            (in thousands, except
                                                               per share data)
Net income (numerator)                                      $74,228      $47,830
                                                            =======      =======
Weighted average common shares outstanding
   used in the computation of net income per share:
   Average shares issued                                     35,482       35,401
   Less: Average shares in treasury                             800          800
                                                            -------      -------
   Average outstanding shares - basic (denominator)          34,682       34,601
   Average potential shares, principally stock options          189          228
                                                            -------      -------
   Average outstanding shares - diluted (denominator)        34,871       34,829
                                                            =======      =======
Net income per common share:
   Basic                                                    $  2.14      $  1.38
   Diluted                                                     2.13         1.37

3.   Reinsurance

     Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:


                                          Three Months Ended
                                               March 31,
                                         1999           1998
                                       ---------      ---------
                                            (in thousands)
Gross premiums written                 $ 406,103      $ 373,108
Reinsurance ceded                        (48,885)       (40,580)
                                       ---------      ---------
Net premiums written                   $ 357,218      $ 332,528
                                       =========      =========

Gross premiums earned                  $ 369,720      $ 343,453
Reinsurance ceded                        (37,679)       (29,056)
                                       ---------      ---------
Net premiums earned                    $ 332,041      $ 314,397
                                       =========      =========

Gross incurred losses and
   loss adjustment expenses            $ 280,178      $ 258,451
Reinsurance ceded                        (35,759)       (25,618)
                                       ---------      ---------
Net losses and loss
   adjustment expenses                 $ 244,419      $ 232,833
                                       =========      =========


4.   Dividends

     During the first quarter of 1999, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $3,820,000 or $0.11 per common share.

5.   Income Taxes

     Income taxes paid, net, in the first quarter totaled $3,911,000 and $5,370,000 in 1999 and 1998, respectively.

6.  Segment Information

    The following table presents a summary of comparative financial data by segment:


                                                          International
                                                          -------------
                                         Domestic     Europe(3)     Other      Consolidated
                                         --------     ---------     -----      ------------
                                                         (in thousands)
Three Months Ended March 31, 1999:

Revenues(1)(2)                           $251,053     $135,300     $42,729     $ 429,082
Income before income taxes(2)              80,440       13,243       2,975        96,658


Three Months Ended March 31, 1998:

Revenues(1)(2)                           $214,847     $127,024     $33,477     $ 375,348
Income before income taxes(2)              48,256       10,638         925        59,819

---------------------------------
(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.

(2) Domestic revenues and income before income taxes include realized net capital gains of $41,494 and $6,594 for the three months ended March 31, 1999 and 1998, respectively. Realized net capital gains for other segments in each of the periods presented is not material.

(3) Includes revenues from the London, England office of $85,554 and $75,355 for the three months ended March 31, 1999 and 1998, respectively, and revenues from the Zurich, Switzerland office of $28,507 and $40,120 for the three months ended March 31, 1999 and 1998, respectively.


7.   Additional Information

     For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1998.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------
                                 MARCH 31, 1999
                                 --------------


OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:


                                        Three Months Ended
                                             March 31,
                                  ------------------------------
                                    1999     1998      % Change
                                  ------------------------------
                                       (dollars in millions)
Net premiums written              $ 357.2   $ 332.5      7.4%
Net premiums earned                 332.0     314.4      5.6
Net investment income                55.3      53.7      3.1


     Net premiums written for the first quarter of 1999 exceeded the same 1998 period as a result of increases in international and domestic treaty business. The increase in international business was primarily caused by a significant increase in the automobile liability line. Domestic net premiums written growth was caused by an increase in specialty casualty business (particularly in the accident and health line) and in the automobile liability line. International business represented 49 percent of worldwide net premiums written for the first quarter of 1999 compared to 47 percent for the same 1998 period. The reinsurance marketplace worldwide remained highly competitive.

     The increase in net investment income for the first quarter of 1999 versus the comparable 1998 period resulted from continued investment of positive operating cash flow. The percentage increase in investment income in the current period over the prior year quarter was less than comparable increases in recently completed quarters due, in part, to the continued reduction in interest rates of investments purchased versus investments disposed of, the reduced level of operating cash flow in recent periods and the negative impact of foreign exchange on investment income earned by certain of our international locations in the current quarter. These factors also contributed to the reduction in net investment income as compared to the immediately prior quarter (fourth quarter
1998).

     The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for the periods indicated:


                                Three Months Ended
                                    March 31,
                               -------------------
                                 1999      1998
                               -------------------
Loss and loss adjustment
  expense ratio                  73.6       74.0
Underwriting expense ratio       25.8       25.6
Combined ratio                   99.4       99.6


     There was no significant catastrophe loss activity in the 1999 or 1998 first quarter results. The increase in the underwriting expense ratio is caused by an increase of 0.5 in the ratio of other operating expenses to net premiums written partially offset by a reduction of 0.3 in the ratio of net commissions to net premiums written.

     Realized net capital gains on the disposition of investments totaled $41.7 million in the first quarter of 1999 compared with $7.3 million for the same period of 1998. The redeployment of a portion of the equity portfolio generally into fixed income investments accounted for the high level of realized capital gains in the first quarter of 1999.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
MARCH 31, 1999


     Income before income taxes in the first quarter of 1999 increased 61.6 percent to $96.7 million from $59.8 million recorded in the same 1998 period. The increase in income before income taxes in the 1999 first quarter versus the comparable prior year amount is primarily due to the previously discussed increase in realized net capital gains and net investment income.

     The effective tax rates for the first quarters of 1999 and 1998, were
23.2 percent and 20.0 percent, respectively. The increased effective tax rate in 1999 results from the fact that tax exempt income represented a lower percentage of income before income taxes in the 1999 period. In such period, income before income taxes was significantly increased by the higher level of realized capital gains.

     First quarter net income includes realized capital gains, net of income taxes, of $27.1 million, or $0.78 per common share (diluted), and $4.7 million, or $0.13 per common share (diluted), in 1999 and 1998, respectively.

     Net income in the first quarter of 1999 increased 55.2 percent to $74.2 million compared with $47.8 million in the same period of 1998. On a diluted per common share basis, net income for the first quarters of 1999 and 1998 were $2.13 and $1.37, respectively. Reasons for the increases are as discussed above.

     In March 1999, the Board of Directors declared a quarterly dividend of $0.11 per common share to stockholders of record as of June 4, 1999, payable on June 18, 1999.

     FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $1,630.2 million at March 31, 1999, an increase of $20.1 million from year-end 1998. The increase in stockholders' equity is primarily composed of net income of $74.2 million, partially offset by a decrease in accumulated other comprehensive income of $51.3 million (consisting of a reduction in net unrealized appreciation of investments, net of taxes, of $37.9 million and a net unrealized currency translation loss, net of taxes, of $13.4 million) less dividends of $3.8 million.

     The reduction in net unrealized appreciation of investments, net of taxes, resulted, in large part, from a reclassification adjustment for capital gains included in net income in the current period (principally from common stocks available for sale) and unrealized depreciation of bonds available for sale, offset, in part, by net unrealized holding gains on common stocks available for sale.

     First quarter 1999 operating cash flow was less than the comparable 1998 first quarter amount principally as a result of a reduction in underwriting cash flow. Management believes that the liquidity of Transatlantic Holdings, Inc. and subsidiaries (hereinafter TRH or the Company) has not materially changed since the end of 1998.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
MARCH 31, 1999


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

     TRH calculated the VaR as of December 31, 1998. Through March 31, 1999, the economic facts and circumstances have not significantly changed. Therefore, the VaR at December 31, 1998 is representative of a VaR which could be calculated at March 31,1999. The VaR calculation as of December 31, 1998 used the variance-covariance (delta-normal) methodology. The calculation also used daily historical interest and foreign currency exchange rates and equity prices in the two years ended December 31, 1998. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities as well as the use of financial modeling were employed in the analysis process. Thus, the VaR measured the sensitivity of the asset and the liability portfolios to each of the aforementioned market risk exposures. Each sensitivity was estimated separately to capture the market risk. The following table presents the VaR of each component of market risk as of December 31, 1998:


MARKET RISK                                AMOUNT
-----------                                ------
                                       (in millions)
Interest rate                               $24
Currency                                      8
Equity                                       62

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
MARCH 31, 1999

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

     In addition, TRH has identified those ceding companies, brokers, reinsurers, vendors and other business partners (collectively "third parties") that are significant to its business and has asked each to advise on the steps they are taking to address the Y2K issue. Responses have been received from most and follow-up requests have been sent to those who failed to respond or whose responses were not satisfactory. The completion of these activities and corrective actions, where necessary, are continuing during 1999.

     TRH does not presently believe that Y2K issues related to its internal IT and non-IT systems pose significant operational problems. Although TRH continues to monitor third party readiness, it cannot provide assurance that unresolved Y2K issues of such parties will not have a material adverse impact on the TRH's operations or financial results. TRH will continue to consider the effects of potential unresolved Y2K issues of third parties on its business and develop contingency plans, as necessary. Such plans may include the selection of alternate third parties or other actions designed to mitigate the effects of a third party's lack of preparedness.

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

          (b) There were no reports on form 8-K for the three months ended March 31, 1999.

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



                                       TRANSATLANTIC HOLDINGS, INC.
                                       ____________________________
                                              (Registrant)



                                        /s/ STEVEN S. SKALICKY
                            ____________________________________________________
                                          Steven S. Skalicky
                             On behalf of the registrant and in his capacity as
                            Executive Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)




Dated May 14, 1999

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                      Description                      Location
-------                     -----------                      --------
 27.0                  Financial data schedule           Provided herewith.