Form 10-Q
period 1999-06-30
TRANSATLANTIC HOLDINGS INC
filed 1999-08-09
CIK 862510

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTER ENDED JUNE 30, 1999

                           OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period From      _________  to  ________

        Commission File        1-10545
                               -------

                          TRANSATLANTIC HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     13-3355897
          ----------------------------                   -----------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification Number)

            80 Pine Street, New York, New York                 10005
        -------------------------------------------    ------------------------
        (Address of principal executive offices)             (Zip Code)


    Registrant's telephone number, including area code      (212) 770-2000
                                                       -------------------------

                                      NONE
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X                         NO
                        ------                          ------
Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of June 30, 1999     34,712,887
                                      ----------









                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1999 and December 31, 1998



                                                                                            (Unaudited)
                                                                                                1999            1998
                                                                                            ------------    -----------
                                       ASSETS                                           (in thousands, except share data)

Investments and cash:
     Fixed maturities:
           Bonds held to maturity, at amortized cost (market value: 1999-$1,141,161;
              1998-$1,210,534)                                                               $ 1,088,337    $ 1,124,455
           Bonds available for sale, at market value (amortized cost: 1999-$2,432,757;
              1998-$2,322,704)                                                                 2,431,640      2,409,054
     Equities:
           Common stocks available for sale, at market value (cost: 1999-$329,914;
              1998-$358,223)                                                                     462,697        511,431
           Nonredeemable preferred stocks available for sale, at market value
                (cost: 1999-$57,714; 1998-$62,214)                                                58,194         62,967
     Other invested assets                                                                       159,346        125,285
     Short-term investments, at cost which approximates market value                              31,235         25,052
     Cash and cash equivalents                                                                   100,571         70,589
                                                                                             -----------    -----------
                Total investments and cash                                                     4,332,020      4,328,833
Accrued investment income                                                                         68,777         65,503
Premium balances receivable, net                                                                 163,901        193,868
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
     Affiliates                                                                                  210,007        231,043
     Other                                                                                       269,983        233,116
Deferred acquisition costs                                                                        70,943         67,578
Prepaid reinsurance premiums                                                                      32,540         30,596
Deferred income taxes                                                                            119,142         71,166
Other assets                                                                                      26,666         31,546
                                                                                             -----------    -----------
                Total assets                                                                 $ 5,293,979    $ 5,253,249
                                                                                             ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                   $ 3,084,702    $ 3,116,038
Unearned premiums                                                                                407,336        386,652
Reinsurance balances payable                                                                      99,626         89,521
Current income taxes payable                                                                           -            224
Other liabilities                                                                                 50,909         50,675
                                                                                             -----------    -----------
                Total liabilities                                                              3,642,573      3,643,110
                                                                                             -----------    -----------
                Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                         -              -
Common Stock, $1.00 par value; shares authorized: 100,000,000;
     shares issued: 1999-35,512,887; 1998-35,466,836                                              35,513         35,467
Additional paid-in capital                                                                       200,248        198,425
Accumulated other comprehensive income                                                            72,611        158,552
Retained earnings                                                                              1,353,034      1,227,695
Treasury Stock, at cost; 800,000 shares                                                          (10,000)       (10,000)
                                                                                             -----------    -----------
                Total stockholders' equity                                                     1,651,406      1,610,139
                                                                                             -----------    -----------
                Total liabilities and stockholders' equity                                   $ 5,293,979    $ 5,253,249
                                                                                             ===========    ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.


                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Months Ended       Six Months Ended
                                                                          June 30,               June 30,
                                                                     1999        1998        1999         1998
                                                                  ---------   ---------    ---------    ---------
                                                                       (in thousands, except per share data)

Income:
     Net premiums written                                         $ 360,043   $ 330,208    $ 717,261    $ 662,736
     Decrease (increase) in net unearned premiums                     2,273      10,039      (22,904)      (8,092)
                                                                  ---------   ---------    ---------    ---------

     Net premiums earned                                            362,316     340,247      694,357      654,644
     Net investment income                                           58,495      55,600      113,808      109,274
                                                                  ---------   ---------    ---------    ---------

                                                                    420,811     395,847      808,165      763,918
                                                                  ---------   ---------    ---------    ---------


Expenses:
     Net losses and loss adjustment expenses                        257,470     245,117      501,889      477,950
     Net commissions                                                 91,408      81,252      170,086      155,397
     Other operating expenses                                        12,355      11,813       25,742       22,715
     Decrease (increase) in deferred acquisition costs                  722       1,773       (3,365)        (903)
                                                                  ---------   ---------    ---------    ---------
                                                                    361,955     339,955      694,352      655,159
                                                                  ---------   ---------    ---------    ---------

                                                                     58,856      55,892      113,813      108,759
Realized net capital gains                                           18,015      29,339       59,743       36,616
                                                                  ---------   ---------    ---------    ---------
Operating income                                                     76,871      85,231      173,556      145,375
Other income (deductions)                                                20        (107)          (7)        (432)
                                                                  ---------   ---------    ---------    ---------

Income before income taxes                                           76,891      85,124      173,549      144,943
Income taxes                                                         17,612      20,456       40,042       32,445
                                                                  ---------   ---------    ---------    ---------

     Net income                                                   $  59,279   $  64,668    $ 133,507    $ 112,498
                                                                  =========   =========    =========    =========

Net income per common share:
    Basic                                                             $1.71       $1.87        $3.85        $3.25
    Diluted                                                            1.70        1.86         3.83         3.23

Dividends per common share                                            0.125        0.11        0.235         0.21

Weighted average common shares outstanding:
     Basic                                                           34,702      34,639       34,692       34,620
     Diluted                                                         34,885      34,859       34,878       34,844


The accompanying notes are an integral part of the condensed consolidated financial statements.


                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                               1999         1998
                                                                                               ----         ----
                                                                                                  (in thousands)
Net cash provided by operating activities                                                   $  92,892    $ 129,613
                                                                                            ---------    ---------
Cash flows from investing activities:
        Proceeds of bonds available for sale sold                                             308,004      158,988
        Proceeds of bonds held to maturity redeemed                                            37,804       51,048
        Proceeds of bonds available for sale redeemed or matured                              115,114      133,576
        Proceeds of equities sold                                                             251,885      117,172
        Purchase of bonds available for sale                                                 (572,767)    (405,945)
        Purchase of equities                                                                 (163,026)     (53,914)
        Net purchase of other invested assets                                                 (30,080)     (75,000)
        Net purchase of short-term investments                                                 (8,017)     (16,909)
        Change in other liabilities for securities in course of settlement                      7,357       11,311
        Other, net                                                                              9,597            -
                                                                                            ---------    ---------
             Net cash used in investing activities                                            (44,129)     (79,673)
                                                                                            ---------    ---------
Cash flows from financing activities:
        Dividends to stockholders                                                              (7,633)      (6,926)
        Proceeds from common stock issued                                                       1,869        2,423
        Net disbursements from reinsurance deposits                                           (10,715)      (1,592)
                                                                                            ---------    ---------
             Net cash from financing activities                                               (16,479)      (6,095)
                                                                                            ---------    ---------
Effect of exchange rate changes on cash and cash equivalents                                   (2,302)      (1,270)
                                                                                            ---------    ---------
             Change in cash and cash equivalents                                               29,982       42,575
Cash and cash equivalents, beginning of period                                                 70,589       70,737
                                                                                            ---------    ---------
             Cash and cash equivalents, end of period                                       $ 100,571    $ 113,312
                                                                                            =========    =========



The accompanying notes are an integral part of the condensed consolidated financial statements.


               TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)



                                                                                     Three Months Ended         Six Months Ended
                                                                                            June 30,                   June 30,
                                                                                       1999         1998         1999         1998
                                                                                       ----         ----         ----         ----
                                                                                                      (in thousands)
Net income                                                                         $  59,279    $  64,668    $ 133,507    $ 112,498
                                                                                   ---------    ---------    ---------    ---------
Other comprehensive (loss) income:
         Net unrealized (depreciation) appreciation of investments:
                 Net unrealized holding (losses) gains arising during period         (27,857)       2,748      (44,440)      49,418
                 Related income tax effect                                             9,750         (962)      15,554      (17,296)
                 Reclassification adjustment for gains included in net income        (18,015)     (29,339)     (59,743)     (36,616)
                 Related income tax effect                                             6,305       10,269       20,910       12,816
                                                                                   ---------    ---------    ---------    ---------
                                                                                     (29,817)     (17,284)     (67,719)       8,322
                                                                                   ---------    ---------    ---------    ---------

         Net unrealized currency translation (loss) gain                              (7,348)      (4,964)     (28,035)       8,772
         Related income tax effect                                                     2,572        1,737        9,813       (3,069)
                                                                                   ---------    ---------    ---------    ---------
                                                                                      (4,776)      (3,227)     (18,222)       5,703
                                                                                   ---------    ---------    ---------    ---------

Other comprehensive (loss) income                                                    (34,593)     (20,511)     (85,941)      14,025
                                                                                   ---------    ---------    ---------    ---------

Comprehensive income                                                               $  24,686    $  44,157    $  47,566    $ 126,523
                                                                                   =========    =========    =========    =========


The accompanying notes are an integral part of the condensed consolidated financial statements.


                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

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

                                                            Three Months Ended    Six Months Ended
                                                                 June 30,             June 30,
                                                             1999       1998       1999        1998
                                                           --------   --------   --------    -------
                                                             (in thousands, except per share data)
Net income (numerator)                                     $ 59,279   $ 64,668   $133,507   $112,498
                                                           ========   ========   ========   ========
Weighted average common shares outstanding
     used in the computation of net income per share:
     Average shares issued                                   35,502     35,439     35,492     35,420
     Less: Average shares in treasury                           800        800        800        800
                                                           --------  ---------   --------   --------
     Average outstanding shares - basic (denominator)        34,702     34,639     34,692     34,620
     Average potential shares, principally stock options        183        220        186        224
                                                           --------  ---------   --------   --------
     Average outstanding shares - diluted (denominator)      34,885     34,859     34,878     34,844
                                                           ========   ========   ========   ========

Net income per common share:
     Basic                                                 $   1.71   $   1.87   $   3.85   $   3.25
     Diluted                                                   1.70       1.86       3.83       3.23

3. Reinsurance

      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:


                                            Three Months Ended        Six Months Ended
                                                 June 30,                  June 30,
                                             1999        1998         1999         1998
                                          ---------    ---------    ---------    --------
                                                           (in thousands)
Gross premiums written                    $ 400,565    $ 359,355    $ 806,668    $ 732,463
Reinsurance ceded                           (40,522)     (29,147)     (89,407)     (69,727)
                                          ---------    ---------    ---------    ---------
Net premiums written                      $ 360,043    $ 330,208    $ 717,261    $ 662,736
                                          =========    =========    =========    =========

Gross premiums earned                     $ 412,100    $ 377,876    $ 781,820    $ 721,329
Reinsurance ceded                           (49,784)     (37,629)     (87,463)     (66,685)
                                          ---------    ---------    ---------    ---------
Net premiums earned                       $ 362,316    $ 340,247    $ 694,357    $ 654,644
                                          =========    =========    =========    =========
Gross incurred losses and
     loss adjustment expenses             $ 289,383    $ 264,550    $ 569,561    $ 523,001
Reinsurance ceded                           (31,913)     (19,433)     (67,672)     (45,051)
                                          ---------    ---------    ---------    ---------
Net losses and loss
     adjustment expenses                  $ 257,470    $ 245,117    $ 501,889    $ 477,950
                                          =========    =========    =========    =========

4. Dividends

     During the second quarter of 1999, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $4,350,000 or $0.125 per common share.

5. Income Taxes

     Income taxes paid, net, in the second quarter totaled $39,036,000 and $29,847,000 in 1999 and 1998, respectively. For the 1999 and 1998 six month periods, income taxes paid, net, totaled $42,947,000 and $35,217,000, respectively.
                                      - 6 -

6.  Segment Information

     The following table presents a summary of comparative financial data by segment:


                                                International
                                              -----------------
                                    Domestic  Europe(3)   Other   Consolidated
                                    --------  ---------   -----   ------------
                                                 (in thousands)
Three Months Ended June 30, 1999:

Revenues(1)(2)                      $240,464   $155,209   $ 43,153   $438,826
Income before income taxes(2)         72,487      2,924      1,480     76,891


Three Months Ended June 30, 1998:

Revenues(1)(2)                      $245,379   $148,533   $ 31,274   $425,186
Income before income taxes(2)         71,648     11,380      2,096     85,124

                                                International
                                              -----------------
                                    Domestic  Europe(3)   Other   Consolidated
                                    --------  ---------   -----   ------------
                                                 (in thousands)
Six Months Ended June 30, 1999:

Revenues(1)(2)                       $491,517   $290,509   $ 85,882   $867,908
Income before income taxes(2)         152,927     16,167      4,455    173,549


Six Months Ended June 30, 1998:

Revenues(1)(2)                       $460,226   $275,557   $ 64,751   $800,534
Income before income taxes(2)         119,904     22,018      3,021    144,943


-------------------

(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.

(2) Domestic revenues and income before income taxes include realized net capital gains of $17,530 and $28,879 for the three months ended June 30, 1999 and 1998, respectively, and $59,024 and $35,473 for the six months ended June 30, 1999 and 1998, respectively. Realized net capital gains for other segments in each of the periods presented is not material.

(3) Includes revenues from the London, England office of $90,438 and $82,746 for the three months ended June 30, 1999 and 1998, respectively, and $175,992 and $158,101 for the six months ended June 30, 1999 and 1998, respectively, and revenues from the Zurich, Switzerland office of $30,378 and $37,605 for the three months ended June 30, 1999 and 1998, respectively and $58,885 and $77,725 for the six months ended June 30, 1999 and 1998, respectively.

7.  Additional Information

      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1998 and Form 10-Q filing for the quarter ended March 31, 1999.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                  ---------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------
                                  JUNE 30, 1999
                                  -------------


OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:


                                        Three Months Ended                        Six Months Ended
                                             June 30,                                  June 30,
                               ---------------------------------        ---------------------------------
                                1999        1998        %Change          1999        1998       %Change
                               ---------------------------------        ---------------------------------
                                                          (dollars in millions)

Net premiums written           $ 360.0     $ 330.2       9.0%        $ 717.3       $ 662.7        8.2%
Net premiums earned              362.3       340.2       6.5           694.4         654.6        6.1
Net investment income             58.5        55.6       5.2           113.8         109.3        4.1


         Net premiums written for the second quarter and first six months of 1999 exceeded the comparable 1998 periods primarily as a result of increases in international treaty business. The increases in international business were caused, in large part, by a significant increase in the automobile liability line. International business represented 51 percent of worldwide net premiums written for the first six months of 1999 compared to 47 percent for the same 1998 period. While domestic net premiums written remained relatively level in total for the 1999 second quarter and six month periods compared to the same prior year periods, specialty casualty premiums significantly increased and property lines premiums significantly decreased in the 1999 periods. The reinsurance marketplace worldwide remained highly competitive.

         The increase in net investment income for the second quarter and first six months of 1999 versus the comparable 1998 periods resulted from continued investment of positive operating cash flow. The percentage increase in investment income in the current quarter over the prior year quarter was less than comparable increases in most recently completed quarters due, in large part, to the continued reduction in interest rates of investments purchased versus investments disposed of, the reduced level of operating cash flow in recent periods and the negative impact of foreign exchange on investment income earned by certain of our international locations in the current periods.

         The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for the periods indicated:


                                 Three Months Ended               Six Months Ended
                                       June 30,                        June 30,
                               -------------------------       ------------------------
                                   1999        1998                1999        1998
                               -------------------------       ------------------------

Loss and loss adjustment
     expense ratio                 71.1        72.0               72.3         73.0
Underwriting expense ratio         28.8        28.2               27.3         26.9
Combined ratio                     99.9       100.2               99.6         99.9


         There were no significant catastrophe losses in the second quarter or first six months of 1999 or 1998. For the second quarter of 1999, the increase in the underwriting expense ratio reflects an increase of 0.8 in the ratio of net commissions to net premiums written, caused, in part, by a slight change in the mix of business, partially offset by a reduction of 0.2 in the ratio of other operating expenses to net premiums written. The increase in the underwriting expense ratio for the first six months of 1999 reflects an increase of 0.2 to both the commission ratio and the other operating expense ratio.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
JUNE 30, 1999


         Realized net capital gains on the disposition of investments totaled $18.0 million in the second quarter of 1999 compared with $29.3 million for the same period of 1998. For the first six months of 1999 and 1998, realized net capital gains totaled $59.7 million and $36.6 million, respectively. The redeployment of a portion of the equity portfolio generally into fixed income investments in the 1999 first quarter accounted for the high level of realized net capital gains in the first six months of 1999.

         Income before income taxes in the second quarter of 1999 decreased 9.7 percent to $76.9 million from $85.1 million recorded in the same 1998 period principally due to a decrease in realized net capital gains partially offset by an increase in net investment income in 1999 compared to 1998. For the first six months of 1999, income before income taxes totaled $173.5 million versus $144.9 million in the comparable prior year period, an increase of 19.7 percent. The increase in income before income taxes in the first six months of 1999 versus the comparable prior year period is primarily due to the increase in realized net capital gains in the first half of 1999.

         The effective tax rates for the second quarter and first six months of 1999 were 22.9 percent and 23.1 percent, respectively, versus 24.0 percent and 22.4 percent for the comparable 1998 periods. The higher effective tax rates in the second quarter of 1998 and the first six months of 1999 resulted, in large part, from higher realized net capital gains in those periods compared to the comparable periods presented herein.

         Net income excluding after-tax realized capital gains rose 4.3 percent to $47.6 million, or $1.36 per common share (diluted), compared to $45.6 million, or $1.31 per common share (diluted), in the same prior year quarter. For the first six months of 1999, net income excluding after-tax realized capital gains totaled $94.7 million, or $2.71 per common share (diluted), a 6.7 percent increase over the six month 1998 amount of $88.7 million, or $2.55 per common share (diluted). The increases in the 1999 periods are due, in large part, to the higher amounts of net investment income, net of tax, in 1999 versus the comparable 1998 periods.

         Net income for the second quarter of 1999 totaled $59.3 million compared to $64.7 million for the comparable prior year period. On a diluted per common share basis, net income for the second quarters of 1999 and 1998 was $1.70 and $1.86, respectively. For the first six months of 1999, net income was $133.5 million versus $112.5 million in the same 1998 period. On a diluted per common share basis, net income was $3.83 and $3.23 for the first six months of 1999 and 1998, respectively. Reasons for these fluctuations are as discussed above.

         In the second quarter of 1999, the Board of Directors declared a quarterly dividend of $0.125 per common share to stockholders of record as of September 3, 1999, payable on September 17, 1999. This represents a 13.6 percent increase over the prior quarterly dividend.

         FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $1,651.4 million at June 30, 1999, an increase of $41.3 million from year-end 1998. The increase in stockholders' equity is primarily composed of net income of $133.5 million, partially offset by a decrease in accumulated other comprehensive income of $85.9 million (consisting of a reduction in net unrealized appreciation of investments, net of taxes, of $67.7 million and a net unrealized currency translation loss, net of taxes, of $18.2 million) less dividends of $8.2 million.

         The reduction in net unrealized appreciation of investments, net of taxes, during the first six months of 1999 resulted, in large part, from unrealized depreciation of bonds available for sale due to increasing market interest rates during the period, a reclassification adjustment for capital gains included in net income in the current period (principally from common stocks available for sale) partially offset by net unrealized holding gains on common stocks available for sale. Unrealized appreciation (depreciation) of investments, net of taxes, a component of accumulated other comprehensive income, is subject to significant volatility resulting from changes in the market value of bonds and equities available for sale and other invested assets. Market values may fluctuate due to changes in general economic conditions, market interest rates and other factors.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
JUNE 30, 1999


         Operating cash flow in the second quarter and first six months of 1999 declined compared to the comparable 1998 periods, principally as a result of a reduction in domestic underwriting cash flow (due largely to increased paid losses) and an increase in taxes paid. Management believes that the liquidity of Transatlantic Holdings, Inc. and subsidiaries (hereinafter TRH or the Company) has not materially changed since the end of 1998.

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

         TRH calculated the VaR as of December 31, 1998. Through June 30,
1999, the economic facts and circumstances have not significantly changed. Therefore, the VaR at December 31, 1998 is representative of a VaR which could be calculated at June 30,1999. The VaR calculation as of December 31, 1998 used the variance-covariance (delta-normal) methodology. The calculation also used daily historical interest and foreign currency exchange rates and equity prices in the two years ended December 31, 1998. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities as well as the use of financial modeling were employed in the analysis process. Thus, the VaR measured the sensitivity of the asset and the liability portfolios to each of the aforementioned market risk exposures. Each sensitivity was estimated separately to capture the market risk. The following table presents the VaR of each component of market risk as of December 31, 1998:

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
JUNE 30, 1999


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

         In addition, TRH has identified those ceding companies, brokers, reinsurers, banks, vendors and other business partners (collectively "third parties") that are significant to its business and has asked each to advise on the steps they are taking to address the Y2K issue. Responses have been received from most and follow-up requests have been sent to those who failed to respond or whose responses were not satisfactory. To date, no respondent has reported significant potential problems in becoming Y2K compliant. The completion of these activities is continuing during 1999.

         TRH does not presently believe that Y2K issues related to its internal IT and non-IT systems pose significant operational problems. Although TRH continues to monitor third party readiness, it cannot provide assurance that unresolved Y2K issues of such parties will not have a material adverse impact on TRH's operations or financial results. TRH has considered the effects of potential unresolved Y2K issues of third parties on its business and developed contingency plans, as necessary. Such plans may include the selection of alternate third parties, instituting alternative processes on a temporary basis or other actions designed to mitigate the effects of a third party's lack of preparedness. In addition, TRH has established an administrative process to direct Y2K problem resolution activities, should the need arise, led by an internal senior management team.

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

                         PART II - OTHER INFORMATION
                         ---------------------------


ITEM #4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

At the Company's Annual Meeting of Stockholders held on May 20, 1999, the stockholders:

(a) elected nine directors as follows:

                                                                        SHARES              SHARES NOT
                       NOMINEE                   SHARES FOR            WITHHELD               VOTING
                       -------                   ----------            --------             ----------
              James Balog                        31,912,866                 83,069          2,697,976
              C. Fred Bergsten                   31,791,566                204,369          2,697,976
              Ikuo Egashira                      31,791,566                204,369          2,697,976
              Maurice R. Greenberg               31,845,414                150,521          2,697,976
              John J. Mackowski                  31,912,866                 83,069          2,697,976
              Edward E. Matthews                 31,912,914                 83,021          2,697,976
              Robert F. Orlich                   31,912,914                 83,021          2,697,976
              Howard I. Smith                    31,912,914                 83,021          2,697,976
              Thomas R. Tizzio                   31,912,914                 83,021          2,697,976

(b) approved, by a vote of 23,846,036 shares to 8,142,079 shares, with 7,820 abstentions and 2,697,976 shares not voting, a proposal to amend the Certificate of Incorporation, as amended, of Transatlantic Holdings, Inc. (TRH) to increase the authorized shares of Common Stock from 50,000,000 to 100,000,000 shares.

(c) approved, by a vote of 31,978,441 shares to 15,417 shares, with 2,077 abstentions and 2,697,976 shares not voting, a proposal to select
PricewaterhouseCoopers LLP as independent accountants of TRH for 1999.

                 PART II - OTHER INFORMATION
                 ---------------------------

ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

          (a)  Exhibits
               See accompanying Exhibit index.


          (b) There were no reports on Form 8-K for the three months ended June 30, 1999.

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

                                         TRANSATLANTIC HOLDINGS, INC.
                                         ----------------------------
                                                  (Registrant)


                                            /s/ STEVEN S. SKALICKY
                                         ------------------------------
                                               Steven S. Skalicky

                                       On behalf of the registrant and
                                            in his capacity as
                              Executive Vice President - Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


Dated August 6, 1999

                                        EXHIBIT INDEX
                                        -------------


     Exhibit
     Number                  Description                         Location
     -------                 -----------                         --------
      27.0             Financial data schedule               Provided herewith.

                                     - 14 -