Form 10-Q
period 1999-09-30
TRANSATLANTIC HOLDINGS INC
filed 1999-11-05
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________

                        Commission File Number 1-10545
                                              ---------

                          TRANSATLANTIC HOLDINGS, INC.
     ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                             13-3355897
     -----------------------------------------          -----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification Number)

        80 Pine Street, New York, New York                   10005
     -----------------------------------------          -----------------------
     (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code   (212) 770-2000
                                                        ------------------


                                      NONE
     -------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES      X                        NO
                          ------------                     ----------

     Indicate the number of shares outstanding of each of the issuer's classes
     of common stock, as of September 30, 1999    34,715,549
                                               ----------------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1999 and December 31, 1998

                                                                                           (Unaudited)
                                                                                              1999                  1998
                                                                                          --------------       ---------------
                                                                                           (in thousands, except share data)
                                      ASSETS
Investments and cash:
      Fixed maturities:
          Bonds held to maturity, at amortized cost (market value: 1999-$1,106,603;
               1998-$1,210,534)                                                             $ 1,071,103            $1,124,455
          Bonds available for sale, at market value (amortized cost: 1999-$2,512,336;
               1998-$2,322,704)                                                               2,462,920             2,409,054
      Equities:
          Common stocks available for sale, at market value (cost: 1999-$375,487;
               1998-$358,223)                                                                   471,188               511,431
          Nonredeemable preferred stocks available for sale, at market value
               (cost: 1999-$54,853; 1998-$62,214)                                                52,155                62,967
      Other invested assets                                                                     169,217               125,285
      Short-term investments, at cost which approximates market value                             9,856                25,052
      Cash and cash equivalents                                                                 101,601                70,589
                                                                                          --------------       ---------------
               Total investments and cash                                                     4,338,040             4,328,833
Accrued investment income                                                                        76,636                65,503
Premium balances receivable, net                                                                205,379               193,868
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                                208,542               231,043
      Other                                                                                     277,351               233,116
Deferred acquisition costs                                                                       76,175                67,578
Prepaid reinsurance premiums                                                                     44,863                30,596
Deferred income taxes                                                                           142,262                71,166
Other assets                                                                                     44,542                31,546
                                                                                          --------------       ---------------
               Total assets                                                                 $ 5,413,790            $5,253,249
                                                                                          ==============       ===============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                  $ 3,128,853            $3,116,038
Unearned premiums                                                                               439,080               386,652
Reinsurance balances payable                                                                    116,756                89,521
Current income taxes payable                                                                          -                   224
Other liabilities                                                                                85,189                50,675
                                                                                          --------------       ---------------
               Total liabilities                                                              3,769,878             3,643,110
                                                                                          --------------       ---------------
               Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                        -                     -
Common Stock, $1.00 par value; shares authorized: 100,000,000;
      shares issued: 1999-35,515,549; 1998-35,466,836                                            35,516                35,467
Additional paid-in capital                                                                      200,411               198,425
Accumulated other comprehensive income                                                           28,752               158,552
Retained earnings                                                                             1,389,233             1,227,695
Treasury Stock, at cost; 800,000 shares                                                         (10,000)              (10,000)
                                                                                          --------------       ---------------
               Total stockholders' equity                                                     1,643,912             1,610,139
                                                                                          --------------       ---------------
               Total liabilities and stockholders' equity                                   $ 5,413,790            $5,253,249
                                                                                          ==============       ===============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                      Three Months Ended                  Nine Months Ended
                                                                        September 30,                        September 30,
                                                                 1999              1998               1999              1998
                                                            ----------------   --------------     --------------    --------------
                                                                            (in thousands, except per share data)
Income:
       Net premiums written                                        $401,473         $379,094         $1,118,734        $1,041,830
       Increase in net unearned premiums                            (18,054)         (16,179)           (40,958)          (24,271)
                                                            ----------------   --------------     --------------    --------------

       Net premiums earned                                          383,419          362,915          1,077,776         1,017,559
       Net investment income                                         58,465           56,324            172,273           165,598
                                                            ----------------   --------------     --------------    --------------

                                                                    441,884          419,239          1,250,049         1,183,157
                                                            ----------------   --------------     --------------    --------------

Expenses:
       Net losses and loss adjustment expenses                      298,986          283,862            800,875           761,812
       Net commissions                                               99,304           90,297            269,390           245,694
       Other operating expenses                                      12,583           12,069             38,325            34,784
       Increase in deferred acquisition costs                        (5,232)          (3,334)            (8,597)           (4,237)
                                                            ----------------   --------------     --------------    --------------

                                                                    405,641          382,894          1,099,993         1,038,053
                                                            ----------------   --------------     --------------    --------------

                                                                     36,243           36,345            150,056           145,104
Realized net capital gains                                            8,519           69,414             68,262           106,030
                                                            ----------------   --------------     --------------    --------------

Operating income                                                     44,762          105,759            218,318           251,134
Other income (deductions)                                               368              (71)               361              (503)
                                                            ----------------   --------------     --------------    --------------

Income before income taxes                                           45,130          105,688            218,679           250,631
Income taxes                                                          8,942           27,002             48,984            59,447
                                                            ----------------   --------------     --------------    --------------

       Net income                                                   $36,188          $78,686           $169,695          $191,184
                                                            ================   ==============     ==============    ==============


Net income per common share:
       Basic                                                          $1.04            $2.27              $4.89             $5.52
       Diluted                                                         1.04             2.25               4.87              5.48

Dividends per common share                                                -                -              0.235              0.21

Weighted average common shares outstanding:
       Basic                                                         34,714           34,650             34,699            34,629
       Diluted                                                       34,882           34,895             34,879            34,860



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)



                                                                                            1999                 1998
                                                                                        --------------       -------------
                                                                                                  (in thousands)
Net cash provided by operating activities                                                    $128,966           $ 199,476
                                                                                        --------------       -------------

Cash flows from investing activities:
     Proceeds of bonds available for sale sold                                                354,757             266,449
     Proceeds of bonds held to maturity redeemed                                               59,122              81,573
     Proceeds of bonds available for sale redeemed or matured                                 167,814             176,342
     Proceeds of equities sold                                                                358,261             299,136
     Purchase of bonds held to maturity                                                        (3,683)                  -
     Purchase of bonds available for sale                                                    (734,796)           (613,401)
     Purchase of equities                                                                    (302,883)           (306,739)
     Net purchase of other invested assets                                                    (40,810)            (76,513)
     Net proceeds of short-term investments                                                    13,993               2,005
     Change in other liabilities for securities in course of settlement                        46,265              18,139
     Other, net                                                                                10,625                   -
                                                                                        --------------       -------------
         Net cash used in investing activities                                                (71,335)           (153,009)
                                                                                        --------------       -------------
Cash flows from financing activities:
     Dividends to stockholders                                                                (11,972)            (10,737)
     Proceeds from common stock issued                                                          2,035               2,638
     Net disbursements from reinsurance deposits                                              (19,802)             (6,914)
                                                                                        --------------       -------------
         Net cash from financing activities                                                   (29,739)            (15,013)
                                                                                        --------------       -------------
Effect of exchange rate changes on cash and cash equivalents                                    3,120              (1,873)
                                                                                        --------------       -------------
         Change in cash and cash equivalents                                                   31,012              29,581
Cash and cash equivalents, beginning of period                                                 70,589              70,737
                                                                                        --------------       -------------
         Cash and cash equivalents, end of period                                            $101,601           $ 100,318
                                                                                        ==============       =============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                            Three Months Ended           Nine Months Ended
                                                                               September 30,              September 30,
                                                                              1999          1998         1999          1998
                                                                           ---------     ---------    ----------    ----------
                                                                                           (in thousands)
Net income                                                                  $36,188       $78,686      $169,695      $191,184
                                                                           ---------     ---------    ----------    ----------

Other comprehensive loss:
     Net unrealized depreciation of investments:
        Net unrealized holding (losses) gains arising during period         (80,901)        4,443      (125,341)       53,863
        Related income tax effect                                            28,314        (1,555)       43,868       (18,853)
        Reclassification adjustment for gains included in net income         (8,519)      (69,414)      (68,262)     (106,030)
        Related income tax effect                                             2,982        24,295        23,892        37,111
                                                                           ---------     ---------    ----------    ----------
                                                                            (58,124)      (42,231)     (125,843)      (33,909)
                                                                           ---------     ---------    ----------    ----------

     Net unrealized currency translation gain (loss)                         21,949        21,250        (6,086)       30,022
     Related income tax effect                                               (7,684)       (7,437)        2,129       (10,506)
                                                                           ---------     ---------    ----------    ----------
                                                                             14,265        13,813        (3,957)       19,516
                                                                           ---------     ---------    ----------    ----------
Other comprehensive loss                                                    (43,859)      (28,418)     (129,800)      (14,393)
                                                                           ---------     ---------    ----------    ----------
Comprehensive (loss) income                                                 ($7,671)      $50,268       $39,895      $176,791
                                                                           =========     =========    ==========    ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


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

                                                            Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                            1999         1998          1999           1998
                                                          ---------    ---------    ----------    -----------
                                                                 (in thousands, except per share data)
Net income (numerator)                                     $36,188      $78,686      $169,695       $191,184
                                                          =========    =========    ==========    ===========
Weighted average common shares outstanding
     used in the computation of net income per share:
     Average shares issued                                  35,514       35,450        35,499         35,429
     Less: Average shares in treasury                          800          800           800            800
                                                          ---------    ---------    ----------    -----------
     Average outstanding shares - basic (denominator)       34,714       34,650        34,699         34,629
     Average potential shares, principally stock options       168          245           180            231
                                                          ---------    ---------    ----------    -----------
     Average outstanding shares - diluted (denominator)     34,882       34,895        34,879         34,860
                                                          =========    =========    ==========    ===========
Net income per common share:

     Basic                                                  $ 1.04       $ 2.27        $ 4.89         $ 5.52
     Diluted                                                  1.04         2.25          4.87           5.48

3. Reinsurance

     Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                        Three Months Ended                   Nine Months Ended
                                           September 30,                       September 30,
                                       1999             1998             1999               1998
                                    ----------       ----------       ------------      ------------
                                                                 (in thousands)
Gross premiums written               $459,975         $440,772         $1,266,643        $1,173,235
Reinsurance ceded                     (58,502)         (61,678)          (147,909)         (131,405)
                                    ----------       ----------       ------------      ------------
Net premiums written                 $401,473         $379,094         $1,118,734        $1,041,830
                                    ==========       ==========       ============      ============

Gross premiums earned                $429,597         $416,481         $1,211,417        $1,137,810
Reinsurance ceded                     (46,178)         (53,566)          (133,641)         (120,251)
                                    ----------       ----------       ------------      ------------
Net premiums earned                  $383,419         $362,915         $1,077,776        $1,017,559
                                    ==========       ==========       ============      ============

Gross incurred losses and
     loss adjustment expenses        $318,887         $357,092          $ 888,448         $ 880,093
Reinsurance ceded                     (19,901)         (73,230)           (87,573)         (118,281)
                                    ----------       ----------       ------------      ------------
Net losses and loss
     adjustment expenses             $298,986         $283,862          $ 800,875         $ 761,812
                                    ==========       ==========       ============      ============


4. Income Taxes

     Income taxes paid, net, in the third quarter totaled $15,823,000 and $31,394,000 in 1999 and 1998, respectively. For the 1999 and 1998 nine month periods, income taxes paid, net, totaled $58,770,000 and $66,611,000, respectively.

5. Segment Information

     The following table presents a summary of comparative financial data by segment:

                                                                International
                                                        ----------------------------
                                            Domestic      Europe(3)        Other       Consolidated
                                          ------------  -------------   ------------  --------------
                                                                   (in thousands)
Three Months Ended September 30, 1999:

Revenues(1)(2)                              $260,132      $148,519        $41,752         $450,403
Income before income taxes(2)                 54,818        (8,264)        (1,424)          45,130

Three Months Ended September 30, 1998:

Revenues(1)(2)                              $300,834      $155,317        $32,502         $488,653
Income before income taxes(2)                111,727         2,130         (8,169)         105,688

                                                                International
                                                        ----------------------------
                                            Domestic      Europe(3)        Other       Consolidated
                                          ------------  -------------   ------------  --------------
                                                                   (in thousands)
Nine Months Ended September 30, 1999:

Revenues(1)(2)                              $751,649      $439,028       $127,634       $1,318,311
Income before income taxes(2)                207,745         7,903          3,031          218,679

Nine Months Ended September 30, 1998:

Revenues(1)(2)                              $761,060      $430,874        $97,253       $1,289,187
Income before income taxes(2)                231,631        24,148         (5,148)         250,631

--------------------------------
(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.

(2) Domestic revenues and income before income taxes include realized net capital gains of $8,390 and $68,987 for the three months ended September 30, 1999 and 1998, respectively, and $67,414 and $104,460 for the nine months ended September 30, 1999 and 1998, respectively. Realized net capital gains for other segmants in each of the periods presented is not material.

(3) Includes revenues from the London, England office of $82,357 and $82,073 for the three months ended September 30, 1999 and 1998, respectively, and $258,349 and $240,174 for the nine months ended September 30, 1999 and 1998, respectively, and revenues from the Zurich, Switzerland office of $28,739 and $41,738 for the three months ended September 30, 1999 and 1998, respectively and $87,624 and $119,463 for the nine months ended September 30, 1999 and 1998, respectively.


6. Additional Information

     For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1998 and Form 10-Q filings for the first two quarters of 1999.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                               SEPTEMBER 30, 1999


OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                                    Three Months Ended                       Nine Months Ended
                                       September 30,                           September 30,
                            ----------------------------------    --------------------------------------
                               1999       1998     % Change           1999          1998     % Change
                            ----------------------------------    --------------------------------------
                                                    (dollars in millions)
Net premiums written         $ 401.5    $ 379.1        5.9%       $ 1,118.7    $ 1,041.8        7.4%
Net premiums earned            383.4      362.9        5.6          1,077.8      1,017.6        5.9
Net investment income           58.5       56.3        3.8            172.3        165.6        4.0


     Net premiums written for the third quarter of 1999 exceeded the comparable 1998 quarter due to an increase in domestic treaty business, primarily in certain specialty casualty classes (namely, accident and health and medical malpractice) and the homeowners multiple peril line. These increases were partially offset by a decrease in the domestic aircraft line of business. For the nine month periods, the increases in net premiums written were caused by increases in both international and domestic treaty business. Internationally, net premiums written increased significantly in the automobile liability and accident and health lines. Domestic increases resulted primarily from certain specialty casualty classes (namely, accident and health and medical malpractice lines), and from the homeowners multiple peril and automobile liability lines. These increases were partially offset by a decrease in the ocean marine line. International business represented 49 percent of worldwide net premiums written for the first nine months of 1999 compared to 48 percent for the same 1998 period. The reinsurance marketplace worldwide remained highly competitive.

     The increase in net investment income for the third quarter and first nine months of 1999 versus the comparable 1998 periods resulted from continued investment of positive operating cash flow. The percentage increase in year-to-date investment income is less than the 1998 versus 1997 increase for comparable periods due, in large part, to the continued reduction in interest rates of investments purchased versus investments disposed of and the reduced level of operating cash flow in recent periods.

     The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for the periods indicated:

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                   --------------------   ----------------------
                                      1999      1998          1999      1998
                                   --------------------   ----------------------
Loss and loss adjustment
     expense ratio                   78.0      78.2          74.3      74.9
Underwriting expense ratio           27.8      27.0          27.5      26.9
Combined ratio                      105.8     105.2         101.8     101.8

     The loss and loss adjustment expense ratio and the combined ratio for the 1999 periods include the impact of third quarter pre-tax catastrophe losses of $25 million. Excluding the impact of pre-tax catastrophe losses, the third quarter and nine months 1999 combined ratios would have been 99.3 and 99.5, respectively. For the third quarter and first nine months of 1998, the combined ratios would have been 99.7 and 99.8, respectively, excluding the impact of $20 million of pre-tax catastrophe losses. For the third quarter and nine month periods, the increase in the underwriting expense ratio in 1999 versus 1998 is primarily due to an increase in the ratio of net commissions to net premiums written.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
SEPTEMBER 30, 1999


     Realized net capital gains on the disposition of investments totaled $8.5 million in the third quarter of 1999 compared with $69.4 million for the same period of 1998. For the first nine months of 1999 and 1998, realized net capital gains totaled $68.3 million and $106.0 million, respectively. For the nine month periods, the high levels of realized net capital gains were caused by the redeployment of a portion of the equity portfolio generally into fixed income investments in 1999 and the strategic realignment of the equity portfolio in 1998.

     For the third quarter of 1999, income before income taxes decreased 57.3 percent to $45.1 million from $105.7 million recorded in the same period of 1998. For the first nine months of 1999, income before income taxes totaled $218.7 million versus $250.6 million in the comparable prior year period, a decrease of 12.7 percent. Income before income taxes in the third quarter and first nine months of 1999 decreased compared to the same prior year periods principally due to a reduction in realized net capital gains offset, in part, by increases in net investment income in 1999 compared to 1998. Excluding pre-tax realized capital gains and catastrophe losses, income before income taxes in the third quarter and first nine months of 1999 increased 9.5 percent to $61.6 million and 6.6 percent to $175.4 million, respectively, over comparable prior year periods.

     The effective tax rates for the third quarter and first nine months of 1999 were 19.8 percent and 22.4 percent, respectively, versus 25.5 percent and 23.7 percent for the comparable 1998 periods. The higher effective tax rates in the third quarter and first nine months of 1998 resulted, in large part, from higher realized net capital gains in those periods compared to the comparable periods presented herein.

     Net income excluding after-tax realized capital gains and catastrophe losses increased to $46.9 million, or $1.34 per common share (diluted), from $46.6 million, or $1.33 per common share (diluted), in the same prior year quarter. For the first nine months of 1999, net income excluding after-tax realized capital gains and catastrophe losses totaled $141.6 million, or $4.06 per common share (diluted), a 4.7 percent increase over the nine month 1998 amount of $135.3 million, or $3.88 per common share (diluted). This increase in the nine month 1999 period is due, in large part, to the higher amount of net investment income, net of tax, in 1999 versus the comparable 1998 period.

     Net income for the third quarter of 1999 decreased 54.0 percent and totaled $36.2 million compared to $78.7 million for the comparable prior year period. On a diluted per common share basis, net income for the third quarters of 1999 and 1998 was $1.04 and $2.25, respectively. For the first nine months of 1999, net income was $169.7 million versus $191.2 million in the same 1998 period, a decrease of 11.2 percent. On a diluted per common share basis, net income was $4.87 and $5.48 for the first nine months of 1999 and 1998, respectively. Reasons for these fluctuations are as discussed above.

     In October 1999, the Board of Directors declared a quarterly dividend of $0.125 per common share to stockholders of record as of December 3, 1999, payable on December 17, 1999.

     FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $1,643.9 million at September 30, 1999, an increase of $33.8 million from year-end 1998. The increase in stockholders' equity is primarily composed of net income of $169.7 million, partially offset by a decrease in accumulated other comprehensive income of $129.8 million (consisting of a reduction in net unrealized appreciation of investments, net of taxes, of $125.8 million and a net unrealized currency translation loss, net of taxes, of $4.0 million) less dividends of $8.2 million.

     The reduction in net unrealized appreciation of investments, net of taxes, during the first nine months of 1999 resulted, in large part, from unrealized depreciation of bonds available for sale due to increasing market interest rates during the period and a reclassification adjustment for capital gains included in net income in the current period (principally from common stocks available for sale). Unrealized appreciation (depreciation) of investments, net of taxes, a component of accumulated other comprehensive income, is subject to significant volatility resulting from changes in the market value of bonds and equities available for sale and other invested assets. Market values may fluctuate due to changes in general economic conditions, market interest rates and other factors.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
SEPTEMBER 30, 1999


     Operating cash flow in the third quarter and first nine months of 1999 declined compared to the comparable 1998 periods, principally as a result of a reduction in domestic underwriting cash flow (due largely to increased paid losses) partially offset by decreases in taxes paid. Management believes that the liquidity of Transatlantic Holdings, Inc. and subsidiaries (hereinafter TRH or the Company) has not materially changed since the end of 1998.

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

     TRH calculated the VaR as of December 31, 1998. Through September 30, 1999, the economic facts and circumstances have not significantly changed. Therefore, the VaR at December 31, 1998 is representative of a VaR which could be calculated at September 30, 1999. The VaR calculation as of December 31, 1998 used the variance-covariance (delta-normal) methodology. The calculation also used daily historical interest and foreign currency exchange rates and equity prices in the two years ended December 31, 1998. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities as well as the use of financial modeling were employed in the analysis process. Thus, the VaR measured the sensitivity of the asset and the liability portfolios to each of the aforementioned market risk exposures. Each sensitivity was estimated separately to capture the market risk. The following table presents the VaR of each component of market risk as of December 31, 1998:

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
SEPTEMBER 30, 1999


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

                           PART II - OTHER INFORMATION



              ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K

                        (a)  Exhibits

                             See accompanying Exhibit index.

                        (b) There were no reports on Form 8-K for the three months ended September 30, 1999.

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

              Dated November 5, 1999

                                  EXHIBIT INDEX


     Exhibit
      Number                        Description                Location
     -------                        -----------                --------
       27.0              Financial data schedule           Provided herewith.