Form 10-K
period 1999-12-31
TRANSATLANTIC HOLDINGS INC
filed 2000-03-29
CIK 862510

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 1-10545
                              -------------------

                          TRANSATLANTIC HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              -------------------

                   DELAWARE                                      13-3355897
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

      80 PINE STREET, NEW YORK, NEW YORK                           10005
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (212) 770-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                              ----------------
   Common Stock, Par Value $1.00 per Share             New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [x]    No [ ]
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
    The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 2000 was approximately $963,174,225 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
    As of January 31, 2000, there were outstanding 34,728,409 shares of Common Stock, $1.00 par value, of the registrant.
                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 18, 2000 are incorporated by reference in
Part III of this Form 10-K.

________________________________________________________________________________

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   17
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.......................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   21
Item 8.   Financial Statements and Supplementary Data.................   29
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   53

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   53
Item 11.  Executive Compensation......................................   53
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   53
Item 13.  Certain Relationships and Related Transactions..............   53

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   54

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

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Transatlantic Holdings, Inc. (the 'Company') is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (Putnam), the Company's name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company (TRC) in exchange for shares of common stock of the Company (the 'Share Exchange'). Prior to the Share Exchange, American International Group, Inc. (AIG) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company's outstanding common stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company's common stock in a registered public offering, with the result that approximately 35% of the Company's outstanding common stock became publicly owned. Since that date, additional shares of the Company's common stock have become publicly owned as a result of sales by such stockholders. In August 1998, AIG increased its beneficial ownership of the Company's outstanding common stock from 49% to over 50%. As of December 31, 1999, AIG beneficially owned approximately 59% of the Company's outstanding shares.

    The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich
(TRZ), acquired by TRC in 1996, and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on a treaty and facultative basis, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states, Puerto Rico, Guam and the District of Columbia in the United States. TRC is licensed by the federal government of and seven provinces in Canada. TRC is also licensed in Japan, the United Kingdom and the Dominican Republic and is registered or authorized as a foreign reinsurer in Peru, Colombia, Argentina (where it also maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), Brazil (where it maintains a representative office in Rio de Janeiro, Transatlantic Re (Brasil) Ltda.), Chile, Mexico, Ecuador, Guatemala, Venezuela and France. In addition, TRC is licensed in the Hong Kong Special Administrative Region, People's Republic of China, and maintains a branch in Hong Kong. Also, TRC is authorized to maintain a representative office in Shanghai, People's Republic of China. TRZ is licensed as a reinsurer in Switzerland. In addition, in early 2000, Transatlantic
Polska Sp. z o.o., a subsidiary of TRC, began operations as a registered representative office in Warsaw, Poland. TRH's (Transatlantic Holdings, Inc. and its subsidiaries) principal lines of reinsurance include auto liability (including nonstandard risks), other liability (including directors' and officers' liability and other professional liability), accident and health, medical malpractice, marine and aviation and surety and credit in the casualty lines, and fire and allied lines in the property lines. Reinsurance is provided for most major lines of insurance on both excess-of-loss and pro rata bases.

    Each of TRC and Putnam is currently rated 'A++ (Superior)', the highest rating classification, by A.M. Best Company (Best's) and 'AA', the second highest major rating classification, by Standard and Poor's (S&P). TRC is also rated Aa1 ('Excellent'), the second highest rating classification, by Moody's Investors Service (Moody's) and TRZ is rated 'AA' by S&P. Best's, S&P and Moody's are independent industry rating organizations. Best's indicates that the 'A++ (Superior)' rating is assigned to those companies that, in Best's opinion, have, on balance, superior financial strength, operating performance and market profile when compared to standards established by Best's and that have a very strong ability to meet their ongoing obligations to policyholders. S&P advises that companies that receive an insurer financial strength rating of 'AA' have very strong financial security characteristics differing only slightly from those rated higher. Moody's advises that an insurance financial strength rating of Aa1 is assigned to those ranked at the higher end of insurance companies offering excellent financial security, but whose long-term risks appear somewhat larger than companies in the highest rating category. These ratings are based upon factors that may be of concern to policy or contract holders, but may not reflect the considerations applicable to an equity investment in an insurance or reinsurance company.

    The statutory surplus of TRC of $1,442.6 million, as of December 31, 1999, ranked TRC as the 4th largest domestic reinsurer according to statistics distributed by the Reinsurance Association of America. Although TRC and its wholly-owned subsidiary, Putnam, are separate entities, together they would have ranked as the 4th largest domestic reinsurer based upon combined statutory net premiums written of $1,391.8 million and 5th based upon combined statutory net income of $130.0 million for the year ended December 31, 1999, according to such statistics.

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

    In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. Generally, the ceding commission is based on the ceding company's cost of obtaining the business being reinsured (i.e., brokers' and agents' commissions, local taxes and administrative expenses). There is usually no ceding commission on excess-of-loss reinsurance and therefore the pricing mechanism used by reinsurers is a rate applicable to premiums of the individual policy or policies subject to the reinsurance agreement.

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

GENERAL

    TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. A portion of the reinsurance written by TRH is assumed from AIG and its subsidiaries (the 'AIG Group') and therefore reflects their underwriting philosophy and diversified insurance products. Approximately $184 million (11%), $167 million (11%) and $181 million (12%) of gross premiums written by TRH in the years 1999, 1998 and 1997, respectively, were attributable to reinsurance purchased by the AIG Group. (For a discussion of TRH's business with the AIG Group, see 'Relationship with the AIG Group.')

    In 1999, TRH's activities in the United States were conducted through its worldwide headquarters in New York and its regional office in Chicago. All domestic treaty business is underwritten by, or under the close supervision of, senior officers of TRH located in New York. TRH's headquarters in New York, the Miami office (underwriting business from Latin America and the Caribbean) and international offices in Toronto, London, Paris, Zurich, Hong Kong and Tokyo can offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Rio de Janeiro, Warsaw (opened in early
2000) and Shanghai. In addition, in late 1998, TRH entered into an exclusive arrangement with a representative agency in Johannesburg, South Africa. Non-U.S. business (representing risks underwritten by the Miami office and the other international offices) accounted for approximately 50%, 49% and 48% of worldwide net premiums written in 1999, 1998 and 1997, respectively. (See Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) for a discussion of premium fluctuations between years and Note 13 of Notes to Consolidated Financial Statements for financial data by business segment.) In addition, London branch net premiums written (a component of non-U.S. business) totaled $323.4 million, $304.4 million and $274.1 million in 1999, 1998 and 1997, respectively, and represented 22%, 22% and 21%, respectively, of worldwide net premiums written in those years. (For a discussion of certain conditions associated with international business see 'Regulation' and Note 13 of Notes to Consolidated Financial Statements.)

    Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 75% of net premiums written in 1999, 71% in 1998 and 67% in 1997. As a general matter, due to the longer period of time necessary to settle casualty claims, casualty reinsurance underwriting tends to involve variables (such as those discussed in the paragraph immediately following) that are not as predictable as those in property reinsurance underwriting. The greater degree of uncertainty associated with casualty business as a result of these variables may produce a more volatile result over a period of time, although property reinsurance, including property catastrophe business, is also subject to significant year to year volatility due to major natural disasters. In 1999 and 1998, catastrophe losses totaled $85 million and $20 million, respectively. There were no significant catastrophe losses included in the 1997 results. (See Management's Discussion.) TRH also seeks to focus on more complex risks within the casualty and property lines, and to adjust its mix of business to take advantage of market opportunities.

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

    The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated:(5)

                                                      YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------

                                        NET PREMIUMS WRITTEN             NET PREMIUMS EARNED
                                   ------------------------------   ------------------------------
                                     1999       1998       1997       1999       1998       1997
                                     ----       ----       ----       ----       ----       ----
                                                        (dollars in millions)
Casualty
   Auto liability(2).............  $  320.5   $  270.9   $  223.9   $  308.2   $  273.0   $  201.8
   Other liability(1)(2)(3)......     254.4      274.7      185.9      256.4      248.2      187.9
   Ocean marine and
    aviation(2)(3)(4)............     149.1      190.3      179.5      146.6      192.8      180.5
   Medical malpractice(3)........     135.5       90.3      129.8      141.9       91.7      133.0
   Accident and health(2)........     137.7       63.3       34.8      130.9       69.8       27.3
   Surety, credit and financial
    guaranty(2)(4)...............      71.4       63.0       66.4       70.7       65.4       58.7
   Other(4)......................      52.1       37.3       48.0       45.0       40.9       40.4
                                   --------   --------   --------   --------   --------   --------
      Total casualty.............   1,120.7      989.8      868.3    1,099.7      981.8      829.6
                                   --------   --------   --------   --------   --------   --------
Property
   Fire..........................     182.9      168.9      205.8      177.8      176.8      210.4
   Allied lines(2)(3)............      44.1       69.4       59.6       44.6       68.5       69.8
   Homeowners multiple peril.....      58.7       57.9       71.4       62.9       64.2       55.2
   Auto physical damage..........      42.6       64.2       45.2       47.5       44.3       44.0
   Other(4)......................      49.5       43.5       43.8       52.1       45.0       50.3
                                   --------   --------   --------   --------   --------   --------
      Total property.............     377.8      403.9      425.8      384.9      398.8      429.7
                                   --------   --------   --------   --------   --------   --------
         Total...................  $1,498.5   $1,393.7   $1,294.1   $1,484.6   $1,380.6   $1,259.3
                                   --------   --------   --------   --------   --------   --------
                                   --------   --------   --------   --------   --------   --------

                                                 YEARS ENDED DECEMBER 31,
                                   -----------------------------------------------------
                                               NET                    LOSS AND LOSS
                                         LOSSES AND LOSS            ADJUSTMENT EXPENSE
                                       ADJUSTMENT EXPENSES                RATIO
                                   ----------------------------   ----------------------
                                     1999       1998      1997     1999    1998    1997
                                     ----       ----      ----     ----    ----    ----
                                                   (dollars in millions)
Casualty
   Auto liability(2).............  $  275.9   $  212.6   $161.6     89.5    77.9    80.1
   Other liability(1)(2)(3)......      93.1      149.2    141.9     36.3    60.1    75.5
   Ocean marine and
    aviation(2)(3)(4)............      97.8      194.5    147.1     66.7   100.9    81.5
   Medical malpractice(3)........     118.9       39.3    113.0     83.8    42.9    84.9
   Accident and health(2)........     117.8       56.3     18.8     90.0    80.6    68.8
   Surety, credit and financial
    guaranty(2)(4)...............      57.4       57.0     50.1     81.3    87.2    85.3
   Other(4)......................      39.2       18.8     19.8     87.1    46.1    49.0
                                   --------   --------   ------
      Total casualty.............     800.1      727.7    652.3     72.8    74.1    78.6
                                   --------   --------   ------
Property
   Fire..........................     188.5      138.6    149.3    106.1    78.4    71.0
   Allied lines(2)(3)............      66.2       38.1     39.3    148.4    55.6    56.3
   Homeowners multiple peril.....      36.2       47.0     36.8     57.5    73.2    66.5
   Auto physical damage..........      31.9       39.7     32.1     67.1    89.6    72.9
   Other(4)......................      25.9       29.8     23.2     49.7    66.2    46.3
                                   --------   --------   ------
      Total property.............     348.7      293.2    280.7     90.6    73.5    65.3
                                   --------   --------   ------
         Total...................  $1,148.8   $1,020.9   $933.0     77.4    73.9    74.1
                                   --------   --------   ------
                                   --------   --------   ------

---------

(1) A significant portion of this line includes more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability, errors and omissions and environmental impairment liability.

(2) In 1999, development on reserves held at December 31, 1998 significantly decreased the loss ratios in other liability and in ocean marine and aviation and significantly increased the loss ratios in auto liability, accident and health, surety, credit and financial guaranty, and allied lines.

(3) In 1998, development on reserves held at December 31, 1997 significantly decreased the loss ratios in other liability, medical malpractice and allied lines and significantly increased the loss ratios in ocean marine and aviation.

(4) In 1997, development on reserves held at December 31, 1996 significantly decreased the loss ratios in other casualty and other property and significantly increased the loss ratios in ocean marine and aviation and in surety, credit and financial guaranty.

(5) See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of TRH's underwriting components.

    Treaty reinsurance constitutes the great majority of TRH's business, accounting for 97%, 95% and 94% of net premiums written in 1999, 1998 and 1997, respectively.

    The following table presents certain information concerning TRH's treaty and facultative business for the periods indicated:

                                                                     TREATY
                                                         ------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                         1999(1)    1998(2)      1997
                                                         -------    -------      ----
                                                                 (in millions)
Gross premiums written.................................  $1,570.4   $1,438.5   $1,323.5
Net premiums written...................................   1,448.1    1,320.2    1,214.4
Net premiums earned....................................   1,427.5    1,311.1    1,163.9

                                                                  FACULTATIVE
                                                         ------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                           ----       ----       ----
                                                                 (in millions)
Gross premiums written.................................    $120.3     $128.4     $139.8
Net premiums written...................................      50.4       73.5       79.7
Net premiums earned....................................      57.1       69.5       95.4

---------

(1) In 1999 compared to 1998, international treaty premiums increased significantly in auto liability, accident and health and property lines, and decreased significantly in the ocean marine line. Domestic treaty premiums increased significantly in certain specialty casualty classes (particularly accident and health and medical malpractice lines) and decreased significantly in property (due, in large part, to an increase in reinsurance ceded) and aviation lines.

(2) In 1998 compared to 1997, international treaty premiums increased in specialty casualty classes (particularly other professional liability, which is included in other liability), auto physical damage, auto liability and aircraft lines, and decreased in the fire line. Domestic treaty premiums increased in the auto liability line (including nonstandard risks) and certain specialty casualty classes (particularly other professional liability and accident and health lines) and decreased in the medical malpractice line.

TREATY REINSURANCE

    Treaty reinsurance accounted for approximately $1,570.4 million of gross premiums written and $1,448.1 million of net premiums written in 1999, approximately 75% of which resulted from casualty lines treaties, with the remainder from property lines treaties. Approximately 65% of treaty gross premiums written in 1999 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 8% of treaty gross premiums written in 1999 were attributable to the AIG Group. Such premiums were primarily written on a pro rata basis. The majority of TRH's non-AIG Group treaty premiums were also written on a pro rata basis. As pro rata business is a proportional sharing of premiums and losses among ceding company and reinsurer, generally, the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business.

    TRH's treaty business consists primarily of lines of business within other liability (including directors' and officers' liability and other professional liability), auto liability (including nonstandard risks), ocean marine and aviation, medical malpractice, accident and health, surety and credit, fire and allied lines. A significant portion of TRH's business within these lines (primarily other liability, medical malpractice and accident and health) is derived from certain more complex risks. TRH also underwrites non-traditional reinsurance, which blends funding characteristics with more traditional risk transfer.

    TRH's treaty underwriting process emphasizes a team approach between TRH's underwriters, actuaries and claims staff, as appropriate. Treaties are reviewed for compliance with TRH's underwriting guidelines and objectives and certain larger treaties are evaluated in part based upon actuarial analyses conducted by TRH. The generic actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered thereunder. TRH also at times conducts underwriting audits at the offices of a prospective ceding company before entering into major treaties, because reinsurers, including TRH, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TRH, and reinsurers in general, to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the reinsurer for the risk assumed.

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

    TRH currently has approximately 4,830 treaties in effect for the current underwriting year. In 1999, no single treaty exceeded 3% of treaty gross premiums written. No ceding company accounted for more than 4% of total treaty gross premiums written in 1999 other than AIG Group companies (see 'Relationship with the AIG Group') and members of Lloyd's of London, which accounted for 8% of treaty gross premiums written.

    Non-U.S. treaty business accounted for approximately 48% of TRH's total net premiums written for the year ended December 31, 1999.

FACULTATIVE REINSURANCE

    During 1999, TRH wrote approximately $120.3 million of gross premiums written and $50.4 million of net premiums written of facultative reinsurance, approximately 65% of which represented casualty risks with the balance comprising property risks. The majority of facultative gross premiums written in 1999 represented facultative reinsurance written on an excess-of-loss basis. Facultative coverages are generally offered for most lines of business. However, the great majority of premiums are within the other liability (including more complex risks) and fire lines. Underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 54% of facultative gross premiums written in 1999 were attributable to AIG Group companies. Except for AIG Group companies, no single ceding company accounted for more than 4% of total facultative gross premiums written in 1999. Non-U.S. facultative business accounted for approximately 2% of TRH's total net premiums written for the year ended December 31, 1999.

RETENTION LEVELS AND RETROCESSION ARRANGEMENTS

    TRH enters into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing gross premium writings and risk capacity without requiring additional capital.

    Under TRH's underwriting guidelines and retrocession arrangements in effect at the end of 1999, the maximum net amounts generally retained per risk, the maximum amounts retroceded and the maximum gross capacities are set forth in the table below.

                                                                                MAXIMUM
                                                 MAXIMUM NET     MAXIMUM         GROSS
                                                  RETENTION    RETROCESSION    CAPACITY
                                                  ---------    ------------    --------
                                                              (in millions)
Property
    Treaty
        Catastrophe excess-of-loss.............      $18           $12            $30
        Other..................................       20            10             30
    Facultative................................        2            38             40
Casualty
    Treaty
        Marine and aviation....................        5            30             35
        Other..................................        8             2             10
    Facultative................................        8             2             10

    For 2000, TRH is protected by catastrophe reinsurance agreements that would generally result in a maximum net retention by TRH of $35 million per occurrence, with a property catastrophe limit of up to $200 million.

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

    As of December 31, 1999, TRH had in place approximately 80 active retrocessional arrangements for current and prior underwriting years with 353 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses totaled $568.6 million. (See Note 12 of Notes to Consolidated Financial Statements for amounts recoverable from AIG Group companies.)

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

    Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 1999, approximately 83% of TRH's non-AIG Group business was written through brokers and the balance was written directly. Companies controlled by Aon Corporation and Marsh and McLennan Companies, TRH's largest brokerage sources of non-AIG Group business, each accounted for 14% of TRH's consolidated revenues and 15% of gross premiums written in 1999. In addition, TRH's largest 10 brokers accounted for non-AIG Group business aggregating approximately 54% of such gross premiums written. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business.

    Brokers do not have the authority to bind TRH with respect to reinsurance agreements, nor does TRH commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by TRH.

    Effective January 1, 1995, TRC and Putnam entered into a quota share reinsurance agreement whereby TRC ceded 5% of its total reinsurance liabilities, net of retrocessions, to Putnam. Thereafter, TRC cedes 5% of its assumed reinsurance, net of other retrocessions, to Putnam pursuant to this quota share reinsurance agreement. Presently all of Putnam's business is assumed from TRC pursuant to this quota share reinsurance agreement. This agreement was entered into for operational reasons and had no impact on TRH's financial position or results of operations.

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

    Included in TRH's reserves are amounts related to environmental impairment and asbestos-related illnesses, which, net of related reinsurance recoverable, totaled $75 million and $69 million as of December 31, 1999 and 1998, respectively. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984 and underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. Significant uncertainty exists as to the ultimate settlement of these liabilities since, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. (See Management's Discussion and Note 2(e) of Notes to Consolidated Financial Statements for further discussion.)

    The 'Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development' which follows presents the development of balance sheet loss and loss adjustment expense reserves for calendar years 1989 through 1999. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $1,064.2 million as of December 31, 1990, by the end of 1999 (nine years later) $807.8 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,064.2 million was reestimated to be $1,073.0 million at December 31, 1999. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $84.4 million at December 31, 1999 related to December 31, 1993 net loss and loss adjustment expense reserves of $1,503.4 million, represents the cumulative amount by which net reserves for 1993 have developed favorably from 1994 through 1999.

    Each amount other than the original reserves in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1992 for $150,000 was first reserved in 1989 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1989 through 1991 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

     ANALYSIS OF CONSOLIDATED NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE
                              DEVELOPMENT(1)(2)(3)

                           1989        1990         1991         1992         1993         1994         1995         1996
                           ----        ----         ----         ----         ----         ----         ----         ----
                                                                                      (in thousands)
Net unpaid losses and
 loss adjustment
 expenses,
 December 31:(4).......  $889,742   $1,064,214   $1,241,160   $1,386,092   $1,503,389   $1,727,380   $1,985,786   $2,383,528
Paid (cumulative) as
 of:
   One year later......   170,680      190,484      198,463      281,641      312,923      338,947      396,647      549,635
   Two years later.....   303,175      336,547      396,739      497,557      506,681      594,508      685,485      765,380
   Three years later...   383,518      443,578      526,776      633,737      681,388      797,841      855,809    1,055,551
   Four years later....   460,239      534,824      614,555      760,091      824,468      899,232    1,058,296
   Five years later....   519,814      586,303      699,667      851,734      885,415    1,033,595
   Six years later.....   550,019      645,657      770,270      922,778      986,263
   Seven years later...   599,451      703,101      825,981    1,003,942
   Eight years later...   643,240      750,275      891,845
   Nine years later....   678,641      807,819
   Ten years later.....   722,542
Net liability
 reestimated as of:(4)
   End of year.........   889,742    1,064,214    1,241,160    1,386,092    1,503,389    1,727,380    1,985,786    2,383,528
   One year later......   887,830    1,062,280    1,238,929    1,409,008    1,518,361    1,723,926    1,978,062    2,368,965
   Two years later.....   887,991    1,072,552    1,250,809    1,425,146    1,516,299    1,729,924    1,961,041    2,289,951
   Three years later...   909,820    1,084,635    1,260,763    1,426,424    1,522,635    1,718,844    1,885,897    2,171,127
   Four years later....   928,640    1,095,054    1,268,476    1,437,271    1,511,825    1,657,393    1,784,560
   Five years later....   942,530    1,102,404    1,269,583    1,426,466    1,468,903    1,580,256
   Six years later.....   947,862    1,110,499    1,252,455    1,394,401    1,418,959
   Seven years later...   963,041    1,096,961    1,226,855    1,362,585
   Eight years later...   956,346    1,085,248    1,197,790
   Nine years later....   953,892    1,072,967
   Ten years later.....   951,348
   Net (deficiency)
    redundancy.........  $(61,606)  $   (8,753)  $   43,370   $   23,507   $   84,430   $  147,124   $  201,226   $  212,401

                            1997         1998         1999
                            ----         ----         ----
                                   (in thousands)
Net unpaid losses and
 loss adjustment
 expenses,
 December 31:(4).......  $2,522,728   $2,656,103   $2,762,162
Paid (cumulative) as
 of:
   One year later......     543,539      702,603
   Two years later.....     963,055
   Three years later...
   Four years later....
   Five years later....
   Six years later.....
   Seven years later...
   Eight years later...
   Nine years later....
   Ten years later.....
Net liability
 reestimated as of:(4)
   End of year.........   2,522,728    2,656,103    2,762,162
   One year later......   2,463,239    2,588,626
   Two years later.....   2,369,885
   Three years later...
   Four years later....
   Five years later....
   Six years later.....
   Seven years later...
   Eight years later...
   Nine years later....
   Ten years later.....
   Net (deficiency)
    redundancy.........  $  152,843   $   67,477

---------

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

 (4) Represents gross liability for unpaid losses and loss adjustment expenses net of related reinsurance recoverable.

           ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
                        AND NET REESTIMATED LIABILITY(1)

                               1992         1993         1994         1995         1996         1997         1998         1999
                               ----         ----         ----         ----         ----         ----         ----         ----
                                                                       (in thousands)
End of year:
    Gross liability.......  $1,769,486   $1,890,178   $2,167,316   $2,388,155   $2,733,055   $2,918,782   $3,116,038   $3,304,931
    Related reinsurance
      recoverable.........     383,394      386,789      439,936      402,369      349,527      396,054      459,935      542,769
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
        Net liability.....  $1,386,092   $1,503,389   $1,727,380   $1,985,786   $2,383,528   $2,522,728   $2,656,103   $2,762,162
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
One year later:
    Gross reestimated
      liability...........  $1,807,550   $1,930,343   $2,138,947   $2,326,770   $2,755,288   $2,864,610   $3,083,643
    Reestimated related
      reinsurance
      recoverable.........     398,542      411,982      415,021      348,708      386,323      401,371      495,017
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
        Net reestimated
          liability.......  $1,409,008   $1,518,361   $1,723,926   $1,978,062   $2,368,965   $2,463,239   $2,588,626
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
Two years later:
    Gross reestimated
      liability...........  $1,857,100   $1,945,407   $2,091,724   $2,340,639   $2,664,858   $2,776,598
    Reestimated related
      reinsurance
      recoverable.........     431,954      429,108      361,800      379,598      374,907      406,713
                            ----------   ----------   ----------   ----------   ----------   ----------
        Net reestimated
          liability.......  $1,425,146   $1,516,299   $1,729,924   $1,961,041   $2,289,951   $2,369,885
                            ----------   ----------   ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------   ----------   ----------
Three years later:
    Gross reestimated
      liability...........  $1,875,877   $1,894,754   $2,110,823   $2,246,095   $2,568,103
    Reestimated related
      reinsurance
      recoverable.........     449,453      372,119      391,979      360,198      396,976
                            ----------   ----------   ----------   ----------   ----------
        Net reestimated
          liability.......  $1,426,424   $1,522,635   $1,718,844   $1,885,897   $2,171,127
                            ----------   ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------   ----------
Four years later:
    Gross reestimated
      liability...........  $1,818,521   $1,909,734   $2,034,135   $2,166,178
    Reestimated related
      reinsurance
      recoverable.........     381,250      397,909      376,742      381,618
                            ----------   ----------   ----------   ----------
        Net reestimated
          liability.......  $1,437,271   $1,511,825   $1,657,393   $1,784,560
                            ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------
Five years later:
    Gross reestimated
      liability...........  $1,849,050   $1,881,933   $1,978,270
    Reestimated related
      reinsurance
      recoverable.........     422,584      413,030      398,014
                            ----------   ----------   ----------
        Net reestimated
          liability.......  $1,426,466   $1,468,903   $1,580,256
                            ----------   ----------   ----------
                            ----------   ----------   ----------
Six years later:
    Gross reestimated
      liability...........  $1,828,676   $1,854,711
    Reestimated related
      reinsurance
      recoverable.........     434,275      435,752
                            ----------   ----------
        Net reestimated
          liability.......  $1,394,401   $1,418,959
                            ----------   ----------
                            ----------   ----------
Seven years later:
    Gross reestimated
      liability...........  $1,820,674
    Reestimated related
      reinsurance
      recoverable.........     458,089
                            ----------
        Net reestimated
          liability.......  $1,362,585
                            ----------
                            ----------
Gross (deficiency)
  redundancy as of
  December 31, 1999.......  $  (51,188)  $   35,467   $  189,046   $  221,977   $  164,952   $  142,184   $   32,395
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------

---------

(1) This table excludes data related to TRZ for 1995 and prior years.

    The trend depicted in the latest development year in the reestimated net liability portion of the 'Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development' table and in the 'Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability' table reflects net favorable development. Net favorable development of $67.5 million was recorded in 1999 on losses occurring in prior years. (See Management's Discussion.)

    In general, the majority of the redundancies shown in the table in more recent years result from favorable development of reserves in the other liability line for losses occurring since 1986, partially offset by continued adverse development of reserves in the other liability line for losses occurring prior to 1984. Adverse development of losses occurring in the early 1980s was common throughout the industry and was caused by a number of industry and external factors which combined to drive loss frequency and severity to unexpectedly high levels.

    The length of time needed for reserves to be ultimately paid has generally been decreasing over the past ten years due, in large part, to a shift in the business mix towards lines with shorter loss payment patterns and, from 1992 through 1995, the return of loss and loss adjustment expense reserves associated with the reduced participation in one of TRH's then largest assumed treaties.

    The following table presents a reconciliation of beginning and ending net reserve balances for the years indicated. For domestic subsidiaries, there is no difference in reserves for losses and loss adjustment expenses net of reinsurance recoverable on unpaid losses and loss adjustment expenses whether determined in accordance with accounting principles generally accepted in the United States or statutory accounting principles.

                           RECONCILIATION OF RESERVE
                  FOR NET LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                              1999         1998         1997
                                                              ----         ----         ----
                                                                      (in thousands)
Reserve for net unpaid losses and loss adjustment
  expenses at beginning of year(1).......................  $2,656,103   $2,522,728   $2,383,528
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses incurred in
  respect of losses occurring in:
    Current year.........................................   1,216,294    1,080,377      947,578
    Prior years..........................................     (67,477)     (59,489)     (14,563)
                                                           ----------   ----------   ----------
        Total............................................   1,148,817    1,020,888      933,015
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses paid in respect
  of losses occurring in:
    Current year.........................................     340,155      343,974      244,180
    Prior years..........................................     702,603      543,539      549,635
                                                           ----------   ----------   ----------
        Total............................................   1,042,758      887,513      793,815
                                                           ----------   ----------   ----------
Reserve for net unpaid losses and loss adjustment
  expenses at end of year(1).............................  $2,762,162   $2,656,103   $2,522,728
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

 (1) In TRH's balance sheet and in accordance with Statement of Financial Accounting Standards (SFAS) No. 113, unpaid losses and loss adjustment expenses are presented before deduction of related reinsurance recoverable. (See Notes 2 and 5 of Notes to Consolidated Financial Statements.)

    In 1999 and 1998, as compared to 1997, the increase in current year paid losses is attributable, in large part, to increases in premium volume and a shift in the business mix to lines with shorter payment patterns in recent years, and an increase in catastrophe losses paid. (See Management's Discussion for further analysis of incurred and paid loss activity.)

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

    The following table reflects investment results for TRH for each of the five years in the period ended December 31, 1999.

                               INVESTMENT RESULTS

                                                              PRE-TAX NET    PRE-TAX
                                                AVERAGE       INVESTMENT    EFFECTIVE   PRE-TAX REALIZED
YEARS ENDED DECEMBER 31,                     INVESTMENTS(1)    INCOME(2)    YIELD(3)    NET CAPITAL GAINS
------------------------                     --------------    ---------    --------    -----------------
                                                                (dollars in thousands)
1999.......................................    $4,322,020      $230,739        5.3%         $ 82,793
1998.......................................     4,149,932       222,000        5.3           120,899
1997.......................................     3,781,217       207,646        5.5            32,939
1996.......................................     3,286,514       192,636        5.9            18,668
1995.......................................     2,742,704       172,876        6.3            11,119

---------

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

    The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 1999:

                                                                   BREAKDOWN OF
                                                                   INVESTMENTS
                                                              ----------------------
                                                                DECEMBER 31, 1999
                                                              ----------------------
                                                                AMOUNT      PERCENT
                                                                ------      -------
                                                              (dollars in thousands)
Bonds held to maturity (at amortized cost):
    Domestic and foreign municipal bonds....................  $1,062,968      25.1%
                                                              ----------     -----
Bonds available for sale (at market value):
    Corporate bonds.........................................     626,878      14.8
    U.S. Government and government agency bonds.............     311,174       7.4
    Foreign government bonds................................     349,635       8.3
    Domestic and foreign municipal bonds....................   1,111,471      26.3
                                                              ----------     -----
                                                               2,399,158      56.8
                                                              ----------     -----
Preferred stocks............................................      51,192       1.2
                                                              ----------     -----
Common stocks...............................................     537,149      12.7
                                                              ----------     -----
Other invested assets.......................................     173,043       4.1
                                                              ----------     -----
Short-term investments......................................       5,935       0.1
                                                              ----------     -----
        Total investments...................................  $4,229,445     100.0%
                                                              ----------     -----
                                                              ----------     -----

    The carrying value of bonds and equities available for sale are subject to significant volatility from changes in their market values. (See Management's Discussion.)

    As of December 31, 1999, the market value of the total investment portfolio was $4,250.2 million.

    The following table indicates the composition of the bond portfolio of TRH by rating as of December 31, 1999:

                                                              HELD TO     AVAILABLE
           BREAKDOWN OF BOND PORTFOLIO BY RATING              MATURITY     FOR SALE     TOTAL
           -------------------------------------              --------     --------     -----
Aaa.........................................................    17.0%        44.8%       61.8%
Aa..........................................................    12.5         17.2        29.7
A...........................................................     0.8          2.5         3.3
Baa.........................................................     0.3          0.3         0.6
Ba..........................................................      --          1.0         1.0
B...........................................................      --          2.7         2.7
Ccc.........................................................      --          0.1         0.1
Not rated...................................................      --          0.8         0.8
                                                                ----         ----       -----
    Total...................................................    30.6%        69.4%      100.0%
                                                                ----         ----       -----
                                                                ----         ----       -----

    At December 31, 1999, TRH had no real estate or derivative instruments. (See
Note 3 of Notes to Consolidated Financial Statements.)

    In addition, TRH's operations are exposed to market risk which could result in the loss of fair market value resulting from adverse fluctuations in interest rates, foreign currency exchange rates and equity prices. TRH has performed a Value at Risk (VaR) analysis to determine the maximum loss of fair value that could occur over a period of one month at a confidence level of 95%. (See Management's Discussion).

COMPETITION

    The reinsurance business is highly competitive in virtually all lines. With certain limited exceptions, conditions (including pricing and contract terms) in these lines have continued to weaken in recent years, though signs of firming rates were evident in certain classes by the end of 1999. With the property and casualty insurance and reinsurance industry just having completed its twelfth consecutive year of generally soft market conditions, the Company cannot predict with any reasonable certainty, if, when or to what extent market conditions as a whole will improve.

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

    TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH. While TRC and Putnam, on a combined basis, would rank 4th, on the basis of statutory net premiums written, they are a less significant reinsurer in international reinsurance markets. TRH's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and European underwriting syndicates. Many of these competitors have been operating for substantially longer than TRH and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Although most reinsurance companies operate in the broker market, most of TRH's largest competitors work directly with ceding companies, competing with brokers. According to the Reinsurance Association of America, there were 32 domestic reinsurers for which results were reported in their quarterly survey as of December 31, 1999.

    TRH believes that the reinsurance industry, including the brokerage industry, will continue to undergo further consolidation and, to compete effectively, significant size and financial strength will remain a very important factor.

EMPLOYEES

    At December 31, 1999, TRH had approximately 380 employees. Approximately 190 employees were located in the New York headquarters; 35 employees were located in Chicago and Miami (serving Latin America and the Caribbean) and 155 employees were located in other international offices. None of TRH's employees in the United States are represented by labor unions.

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

    TRC, TRZ and Putnam, in common with other reinsurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of reinsurance, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single contract, deposits of securities for the benefit of ceding companies, methods of accounting, periodic audits of the affairs and financial reports of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders rather than securityholders.

    Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized insurance companies may be identified. The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to items deemed to have more risk by the National Association of Insurance Commissioners and lower factors are applied to items that are deemed to have less risk. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control. The statutory surplus of each of the Company's domestic subsidiaries significantly exceeded the risk-based capital requirements as of December 31, 1999.

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

CONTROL OF THE COMPANY

    In August 1998, AIG increased its beneficial ownership of the Company's outstanding common stock from 49% to over 50%. As of December 31, 1999, AIG beneficially owned approximately 59% of the Company's outstanding shares. Four of the Company's 9 current directors, including the Chairman, are officers of AIG and hold the following positions with AIG: Mr. Greenberg is a Director and the Chairman and Chief Executive Officer; Mr. Matthews is a Director and Vice Chairman; Mr. Smith is a Director and the Executive Vice President, Chief Financial Officer and Comptroller and Mr. Tizzio is a Director and Senior Vice Chairman.

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

    Approximately $184 million (11%), $167 million (11%) and $181 million (12%) of gross premiums written by TRH in the years 1999, 1998 and 1997, respectively, were attributable to reinsurance purchased by the AIG Group, for the production of which TRH paid ceding commissions to the AIG Group of approximately $34 million, $31 million and $32 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group versus non-AIG Group business it accepts. TRH's objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results.

    TRH retroceded gross premiums written to the AIG Group in the years 1999, 1998 and 1997 of approximately $100.4 million, $93.4 million and $84.4 million, respectively, and received ceding commissions of approximately $16.2 million, $12.4 million and $8.4 million, respectively, for the production of such business in such years.

ITEM 2. PROPERTIES

    As of December 31, 1999, one-half of the office space of TRH's New York headquarters and its Toronto office are rented from AIG, which either owns the property or leases it from others. The remaining office space of TRH's headquarters and the Chicago, Miami, Buenos Aires, Rio de Janeiro, London, Paris, Zurich, Hong Kong, Shanghai and Tokyo offices, are rented from third parties. The leases for the office space occupied by TRH's New York headquarters expire in 2005.

ITEM 3. LEGAL PROCEEDINGS

    TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of March 23, 2000.

                                                                                       SERVED AS
                                                                                      DIRECTOR OR
                NAME                                  POSITION                 AGE   OFFICER SINCE
                ----                                  --------                 ---   -------------
Robert F. Orlich.....................  President, Chief Executive Officer      52        1990(1)
                                         and Director
Paul A. Bonny........................  Executive Vice President, President     43        1994
                                         International Operations
Steven S. Skalicky...................  Executive Vice President, Chief         51        1995
                                         Financial Officer
Javier E. Vijil......................  Executive Vice President, President     47        1996(2)
                                         Latin American Division
Robert V. Mucci......................  Senior Vice President and Actuary       42        1990(1)
Gary A. Schwartz.....................  Vice President and General Counsel      39        1999(3)
Elizabeth M. Tuck....................  Secretary                               44        1991
M. R. Greenberg......................  Chairman of the Board                   74        1986
James Balog..........................  Director                                71        1988
C. Fred Bergsten.....................  Director                                58        1998
Ikuo Egashira........................  Director                                69        1995
John J. Mackowski....................  Director                                74        1990
Edward E. Matthews...................  Director                                68        1986
Howard I. Smith......................  Director                                55        1994
Thomas R. Tizzio.....................  Director                                62        1990(1)

---------

(1) Prior to April 1990, such person was a director or an officer of TRC and Putnam, but not of the Company.

(2) Mr. Vijil was elected Executive Vice President, President Latin American Division of the Company in October 1998. From May 1996 to October 1998,
    Mr. Vijil was a Senior Vice President of the Company. From November 1994 to May 1996, Mr. Vijil was a Senior Vice President of TRC and Putnam, but not of the Company. From August 1993 to November 1994, Mr. Vijil was an officer of TRC and Putnam, but not of the Company.

(3) Mr. Schwartz was named Vice President and General Counsel of the Company by action of the Executive Committee in July 1999, and by election of the Board of Directors in October 1999. From March 1996 to July 1999, Mr. Schwartz was a Vice President and Director of Taxation of TRC and Putnam, but not of the Company. From September 1992 to March 1996, Mr. Schwartz was an Assistant Vice President and Director of Taxation of TRC and Putnam, but not of the Company.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) The following table sets forth the high and low closing sales prices per share of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape for each of the four quarters of 1999 and 1998:

                                                         1999              1998
                                                   ----------------   ---------------
                                                   HIGH     LOW       HIGH     LOW
                                                   ----     ---       ----     ---
First Quarter....................................   77 1/4  74 1/8    77 9/16  69 9/16
Second Quarter...................................   80 1/8  72 13/16  77 7/8   74 1/16
Third Quarter....................................   75 7/8  70 1/4    94 3/8   78 1/8
Fourth Quarter...................................   78 5/16 69 3/16   85 3/8   74 1/8

    (b) As of January 31, 2000, the approximate number of holders of Common Stock, including those whose Common Stock is held in nominee name, was 6,000.

    (c) In 1999, the Company declared a quarterly dividend of $0.11 per common share in March and $0.125 per common share in each of May, October and December. In 1998, the Company declared a quarterly dividend of $0.10 per common share in March and $0.11 per common share in each of May, October, and December. The Company paid each dividend in the quarter following the date of declaration except for the October 1999 and 1998 dividends, which were paid in the same quarter as the date of declaration.

    The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's consolidated earnings, financial condition and business needs, capital and surplus requirements of the Company's operating subsidiaries, regulatory considerations and other factors.

    The Company is a holding company whose principal source of income is dividends from its subsidiary, TRC. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. (See Note 11 of Notes to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

    The following Selected Consolidated Financial Data is prepared in accordance with accounting principles generally accepted in the United States. This data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

                                                        YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                      1999(1)      1998(1)      1997(1)      1996(1)        1995
                                      -------      -------      -------      -------        ----
                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
    Net premiums written...........  $1,498,524   $1,393,700   $1,294,136   $1,142,515   $1,009,227
    Net premiums earned............   1,484,634    1,380,570    1,259,251    1,130,633      981,177
    Net investment income..........     230,739      222,000      207,646      192,636      172,876
    Realized net capital gains.....      82,793      120,899       32,939       18,668       11,119
    Total revenues.................   1,798,166    1,723,469    1,499,836    1,341,937    1,165,172
    Operating income...............     236,235      323,580      236,096      197,518      165,320
    Income before income taxes.....     236,097      323,351      234,726      196,320      163,799
    Net income.....................     187,362      247,523      185,500      154,860      131,858
PER COMMON SHARE:(2)
    Net income:(3)
        Basic......................  $     5.40   $     7.15   $     5.37   $     4.49   $     3.83
        Diluted....................        5.37         7.10         5.34         4.48         3.82
    Cash dividends declared........        0.49         0.43         0.39         0.33         0.28
SHARE DATA:(2)(3)
    Weighted average common shares
      outstanding:
        Basic......................      34,704       34,636       34,546       34,474       34,409
        Diluted....................      34,882       34,865       34,751       34,594       34,525
BALANCE SHEET DATA (AT YEAR END):
    Investments and cash...........  $4,333,462   $4,328,833   $3,992,519   $3,589,889   $2,987,915
    Total assets...................   5,480,198    5,253,249    4,834,980    4,379,141    3,898,967
    Unpaid losses and loss
      adjustment expenses..........   3,304,931    3,116,038    2,918,782    2,733,055    2,388,155
    Unearned premiums..............     397,783      386,652      366,640      343,936      291,568
    Stockholders' equity...........   1,642,517    1,610,139    1,356,659    1,137,306      988,502

---------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL STATEMENTS

    The following discussion refers to the consolidated financial statements of Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, which are presented elsewhere herein. TRH's principal operating subsidiaries are Transatlantic Reinsurance Company (TRC), Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam).

    In August 1998, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) increased its beneficial ownership of Transatlantic Holdings, Inc. (the 'Company') outstanding common stock from 49% to over 50%. As of December 31, 1999, AIG beneficially owned approximately 59% of the Company's outstanding shares. Financial data discussed below have been affected by certain transactions between TRH and the AIG Group. (See Notes 10 and 12 of Notes to Consolidated Financial Statements.)

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

    The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

                                                         YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                           1999                    1998                    1997
                                   ---------------------   ---------------------   ---------------------
                                                CHANGE                  Change                  Change
                                                 FROM                    From                    From
                                    AMOUNT    PRIOR YEAR    Amount    Prior Year    Amount    Prior Year
                                    ------    ----------    ------    ----------    ------    ----------
                                                           (dollars in millions)
Net premiums written.............  $1,498.5      7.5%      $1,393.7       7.7%     $1,294.1      13.3%
Net premiums earned..............   1,484.6      7.5        1,380.6       9.6       1,259.3      11.4
Net investment income............     230.7      3.9          222.0       6.9         207.6       7.8

    For the period under discussion, the reinsurance market has been characterized by significant competition worldwide in most classes. The increases in net premiums written were primarily from treaty business and resulted from increased coverage provided. On a worldwide basis, casualty lines business represented 74.8% of net premiums written in 1999 versus 71.0% and 67.1% in 1998 and 1997, respectively. The balance represented property lines. Treaty business represented 96.6% of net premiums written in 1999 versus 94.7% in 1998 and 93.8% in 1997. The balance represented facultative accounts.

    Net premiums written by international offices increased in 1999 by $65.9 million, or 9.7%, over the prior year, to $747.9 million. Most international offices recorded increases in net premiums written, led by Paris and London. In addition, net premiums written by the Asia Pacific offices (Hong Kong and Tokyo) increased 44% to $83.0 million. TRZ recorded a significant decrease compared to 1998 as a result of the shift of their business to certain other TRH offices, closer to source, and the selective retention of business in core areas. International net premiums written increased significantly in auto liability, accident and health and property lines, and decreased significantly in the ocean marine line. International business represented 49.9% of 1999 net premiums written compared to 48.9% in 1998.

    Domestic net premiums written increased by $38.9 million, or 5.5%, over 1998, to $750.6 million, with significant increases recorded in certain specialty casualty classes (particularly accident and health and medical malpractice lines), and significant decreases recorded in property and aviation lines. The majority of the reduction in property net premiums written was due to an increase in premiums for reinsurance ceded.

    Net premiums written by international offices increased in 1998 by $57.8 million, or 9.3%, over the prior year, to $682.0 million. Most international offices recorded increases in net premiums written, led by Paris and London. TRZ recorded a significant decrease compared to 1997 as a result of the shift of their business to certain other TRH offices, closer to source, and the selective retention of business in core areas. International net premiums written increased significantly in specialty casualty classes (particularly other professional liability), auto physical damage, auto liability and aircraft lines, and decreased significantly in the fire line. International business represented 48.9% of 1998 net premiums written compared to 48.2% in 1997.

    Domestic net premiums written increased by $41.7 million, or 6.2%, over 1997, to $711.7 million, with significant increases recorded in the auto liability line (including nonstandard risks) and certain specialty casualty classes (particularly other professional liability and accident and health lines), and a significant decrease recorded in the medical malpractice line.

    The increase in net premiums earned in each of 1999 and 1998 compared to the respective prior year amounts resulted primarily from the growth in net premiums written in both years. Net investment income grew each year due to significant cash flow available for investment which was generated by operating activities. The percentage of growth has decreased in each succeeding year due to generally lower available yields on bonds purchased as compared to yields on bonds disposed of in recent years, reduced operating cash flow in each of 1999 and 1998 compared to the immediately preceding year and, in 1999, the impact of the strengthening U.S. dollar against certain foreign currencies in which investment income is earned. (See Note 3 of Notes to Consolidated Financial Statements.)

    The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results, and does not include income from investments. Generally, a combined ratio under 100 indicates an underwriting profit and a combined ratio exceeding 100 indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency rate fluctuations, interest rates and other factors.

    The following table sets forth TRH's combined ratios and the components thereof for the years indicated:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Loss and loss adjustment expense ratio......................   77.4    73.9    74.1
Underwriting expense ratio..................................   27.8    27.4    26.0
Combined ratio..............................................  105.2   101.3   100.1

    TRH's 1999 results include catastrophe losses incurred of $85 million, which add 5.7 to each of the loss and loss adjustment expense ratio and combined ratio. More than one-half of those losses were from European storms occurring late in the year. Two of those storms, Lothar and Martin, occurred within a day of each other in late December and caused extensive property damage in Western Europe, most severely in France. Estimates suggest that these two storms, which collectively are considered among the worst natural catastrophes ever to strike France, will ultimately cost the global insurance industry over $6 billion.

    In addition, as a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were reduced by $67.5 million in 1999. Significant favorable development was recorded in 1999 on losses occurring in 1987 through 1996 in the other liability line and in 1994 through 1998 in the aircraft line. These reductions to incurred losses were partially offset by adverse development in 1999 on losses occurring in 1997 and 1998, principally in fire, allied lines, auto liability and ocean marine lines, and prior to 1984 in the other liability line.

    TRH's 1998 results include catastrophe losses incurred of $20 million related to Hurricane Georges, which add 1.4 to each of the loss and loss adjustment expense ratio and combined ratio. In addition, as a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were reduced by $59.5 million in 1998. Significant favorable development was recorded in 1998 on losses occurring in years subsequent to 1986 in the other liability line, in 1996 and 1997 in the medical malpractice line and in 1993 through 1996 in the fire and allied lines. These reductions to incurred losses were partially offset by adverse development in 1998 on losses occurring in 1996 and 1997 in the ocean marine line, prior to 1984 in the other liability line and in 1997 in the fire line.

    TRH's 1997 results did not include any significant catastrophe loss activity. In addition, as a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were reduced by $14.6 million in 1997. Significant favorable development was recorded in 1997 on losses occurring in years subsequent to 1986 in the other liability line, in 1996 in the medical malpractice line and in 1994 and 1995 in certain property lines. These reductions to incurred losses were partially offset by adverse development in 1997 on losses occurring in 1996 in aircraft and surety lines, in 1994 and 1995 in the medical malpractice line and in 1983 and prior in the other liability line.

    At December 31, 1999, reserves for unpaid losses and loss adjustment expenses totaled $3.30 billion, an increase of $188.9 million, or 6.1%, over the prior year. Also at December 31, 1999, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $529.7 million, an increase of $82.8 million, or 18.5%, from the prior year. (See Note 12 of Notes to Consolidated Financial Statements.) A significant portion of the increase in unpaid losses and loss adjustment expenses and related reinsurance recoverable relates to catastrophe losses occurring in the latter portion of 1999. TRH's reserves and related recoverables represent estimates of all future liability and reinsurance recoverable thereon for losses occurring on or prior to the balance sheet date. Net losses and loss adjustment expenses are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. A provision is included for losses and loss adjustment expenses incurred but not reported on the basis of past experience and other factors. The methods of making such estimates and for establishing the resulting reserves and related recoverables are continually reviewed and updated, and any adjustments resulting therefrom are reflected in income currently. Provisions for inflation and 'social inflation' (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of numerous judgments which are made as to expected trends in average claim severity. Because the reserving process is inherently difficult and subjective, actual net losses and loss adjustment expenses may deviate, perhaps substantially, from estimates of reserves and reinsurance recoverable on such amounts reflected in TRH's consolidated financial statements.

    Loss and loss adjustment expense reserves, net of related reinsurance recoverables, for risks related to environmental impairment and asbestos-related illnesses amounted to $75 million and $69 million at December 31, 1999 and 1998, respectively. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for such claims, including incurred but not reported claims (IBNR), are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, while there is always the threat of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that these claims reserves, as well as all other claims reserves carried at December 31, 1999, are adequate.

    The underwriting expense ratio, which represents the sum of net commissions and other operating expenses expressed as a percentage of net premiums written, increased modestly in 1999 over 1998. The increase in the underwriting expense ratio in 1998 compared to 1997 was due to an increase in the ratio of net commissions to net premiums written caused, in large part, by a slight shift in the mix of business between years.

    Other deductions generally include currency transaction gains and losses and other miscellaneous income and expense items.

    Realized net capital gains on the disposition of investments totaled $82.8 million in 1999, $120.9 million in 1998 and $32.9 million in 1997. The high levels of realized net capital gains in 1999 and 1998 as compared to 1997 were caused, in 1999, by the redeployment of a portion of the equity portfolio early in the year generally into fixed income investments, and in 1998, by the strategic realignment of the equity portfolio.

    Income before income taxes was $236.1 million in 1999, $323.4 million in 1998 and $234.7 million in 1997. The decrease in income before income taxes in 1999 resulted principally from a high level of catastrophe losses and a decline in realized net capital gains in 1999 compared to 1998. The increase in income before income taxes in 1998 over 1997 resulted from increased realized net capital gains and net investment income partially offset by a deterioration in underwriting results caused by losses from Hurricane Georges.

    The provisions for federal and foreign income taxes were $48.7 million in 1999, $75.8 million in 1998 and $49.2 million in 1997. The Company and its domestic subsidiaries, TRC and Putnam, filed consolidated federal income tax returns for the years under discussion, except those for 1999 which are not yet due. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will include as part of its taxable income those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

    The effective tax rates were 20.6% in 1999, 23.5% in 1998 and 21.0% in 1997. The decrease in the effective tax rate in 1999 versus 1998 is due principally to the fact that tax-exempt interest represented a greater percentage of income before income taxes in 1999 than in the previous year. While tax-exempt interest remained relatively level compared to 1998, income before income taxes declined significantly for the reasons discussed earlier. The increased effective tax rate in 1998 compared to 1997 is due to the fact that while tax-exempt income remained relatively level compared to the prior year, income subject to tax increased significantly, principally as a result of the increase in realized net capital gains.

    Net income and net income per common share on a diluted basis, respectively, were as follows: 1999 -- $187.4 million, $5.37; 1998 -- $247.5 million, $7.10;
1997 -- $185.5 million, $5.34. Reasons for the changes between years are as discussed earlier. Per share amounts have been retroactively adjusted to reflect the 3-for-2 common stock split paid in July 1997. (See Note 2(j) of Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 11 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) In 1999 and 1998, the Company received cash dividends from TRC of $16.9 million and $14.9 million, respectively. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income and proceeds from sales, redemptions and the maturing of investments. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

    At December 31, 1999, total investments and cash were $4,333.5 million compared to $4,328.8 million at December 31, 1998. Increases to investments and cash, namely, net cash provided by operating activities and realized net capital gains, were offset by pre-tax unrealized depreciation of investments available for sale (primarily from bonds) and outward cash flows from financing activities. (See Note 3 of Notes to Consolidated Financial Statements.)

    TRH's operating cash flow in 1999 declined compared to 1998. This decrease was due to significant increases in paid losses and net commissions, offset, in part, by increased net premiums and a significant reduction in taxes paid. In addition, TRH's operating cash flow in 1998 declined compared to 1997. This decrease was due to significant increases in paid losses and taxes paid and lesser increases in net commissions and operating expenses, offset, in part, by increased net premiums and net investment income received. In each of 1999 and 1998 as compared to the respective prior year, the increase in paid losses was principally due to increases in premium volume, a shift in the business mix in more recent years towards lines with shorter loss payment patterns, and in 1998 compared to 1997, increased catastrophe losses paid. International operations, most significantly London, accounted for approximately 53% of operating cash flow in 1999 and 43% in each of 1998 and 1997.

    TRH believes that its balance of cash and cash equivalents of $104.0 million as of December 31, 1999 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2000 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    TRH's fixed maturity investments, approximately 81.9% of total investments as of December 31, 1999, are predominantly investment grade, liquid securities, approximately 60% of which will mature in less than 10 years. Also as of that date, approximately 13.9% of total investments were in common and nonredeemable preferred stocks, approximately 4.1% of total investments were in other invested assets, including investments in partnerships, and the remaining 0.1% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2000 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    Fixed maturity investments are carried at amortized cost when it is TRH's positive intent to hold these securities to maturity and TRH has the ability to do so. As of December 31, 1999, a significant portion of the bond portfolio was classified as available-for-sale and carried at market value. Most activity within the bonds available for sale portfolio for the years under discussion represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. As of December 31, 1999, bonds held to maturity had gross unrealized gains of $25.9 million and $5.1 million of gross unrealized losses. Gross unrealized gains and losses on bonds available for sale as of December 31, 1999 amounted to $17.1 million and $97.9 million, respectively.

    As of December 31, 1999, 91.5% of the bond portfolio was rated Aaa or Aa, an additional 3.9% was also rated investment grade or better, 3.8% was rated below investment grade and 0.8% was not rated. Also, as of December 31, 1999, TRH had no derivative instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

    TRH's operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates.

    To manage these risks, TRH invests in high quality bonds in varying maturities and maintains diversification to avoid significant exposure to issuer, industry and/or country concentrations. In addition, TRH invests in limited amounts of equities to further diversify its investment exposures. With respect to foreign exchange risk, TRH seeks to limit exposure by controlling the amounts of assets and liabilities in foreign currencies.

    Measuring potential losses in fair values is the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR). VaR is a summary statistical measure that uses historical interest and foreign currency exchange rates and equity prices and estimates the volatility and correlation of each of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.

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

    TRH calculated the VaR as of December 31, 1999 and 1998. These calculations used the variance-covariance (delta-normal) methodology. The calculation also used daily historical interest and foreign currency exchange rates and equity prices in the two years ending December 31, 1999 and 1998, as applicable. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities as well as the use of financial modeling were employed in the analysis process. Thus, the VaR measured the sensitivity of the asset and the liability portfolios to each of the aforementioned market risk exposures. Each sensitivity was estimated separately to capture the market risk. The following table presents the VaR of each component of market risk as of December 31, 1999 and 1998:

MARKET RISK                                               1999    1998
-----------                                               ----    ----
                                                          (in millions)
Interest rate...........................................   $38     $24
Equity..................................................    65      62
Currency................................................     8       8

    Each sensitivity was then applied to a database which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95% for a time period of one month. VaR, with respect to the aggregate of the three components of market risk, cannot be derived by summing the individual risk amounts in the table above. At December 31, 1999 and 1998, the VaR amounts for TRH's financial instruments were approximately $76 million and $69 million, respectively.

    TRH's stockholders' equity increased to $1.64 billion at December 31, 1999, an increase of $32.4 million over year-end 1998. The net increase was comprised principally of net income of $187.4 million offset, in large part, by a decrease in accumulated other comprehensive income of $140.3 million (principally unrealized depreciation of investments, net of deferred taxes) and dividends declared of $16.8 million. Interest rate increases caused significant unrealized depreciation of bonds at December 31, 1999. Unrealized appreciation (depreciation) of investments, net of deferred income taxes, a component of accumulated other comprehensive income, is subject to significant volatility resulting from changes in the market value of bonds and equities available for sale. Market values may fluctuate due to changes in general economic conditions, market interest rates and other factors.

    Risk-based capital (RBC) standards, promulgated by the National Association of Insurance Commissioners (NAIC), relate an individual company's statutory policyholders' surplus to the risk inherent in its overall operations and sets thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 1999, the statutory surpluses of TRC and Putnam each significantly exceeded RBC requirements.

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

    SFAS No. 125 was effective as of January 1, 1997 and was to be applied prospectively. However, SFAS No. 127, 'Deferral of the Effective Date of Certain Provisions of SFAS No. 125,' deferred for one year the effective date of certain provisions of SFAS No. 125 which affect repurchase agreements, dollar-rolls, securities lending and similar transactions. The implementation of these standards, which occurred on their respective effective dates, did not have a material impact on TRH's results of operations, financial position or cash flows.

    In February 1997, the FASB issued SFAS No. 128, 'Earnings Per Share.' As compared to the prior standard, SFAS No. 128 simplified computational guidelines, revised disclosure requirements and increased earnings per share
(EPS) comparability on an international basis.

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

    Pursuant to the standard, TRH adopted SFAS No. 128 for the 1997 annual financial statements and restated all prior period EPS data.

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

    FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the notes to financial statements. During the three year period ending December 31, 1999, TRH has had no derivative instruments.

    Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions in Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants. For TRH, these disclosures, which were first included in 1998, are presented in Management's Discussion which accompanies the financial statements and related notes.

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

    In accordance with the standard, TRH adopted SFAS No. 130 in 1998 and has provided comparable data for 1997.

    Also in June 1997, the FASB adopted SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information.' This statement established standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and required presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The standard also establishes standards for related disclosures about products and services, geographic areas and major customers, superseding most of SFAS No. 14, 'Financial Reporting for Segments of a Business Enterprise.'

    In accordance with SFAS No. 131, TRH adopted this standard for the 1998 annual financial statements and provided comparable data for 1997.

    In June 1998, the FASB issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives must be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting recognition for the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. SFAS No. 133 was amended in June 1999 by SFAS No. 137, which deferred the effective date for TRH for one year to January 1, 2001. SFAS No. 133 may not be applied retroactively. As of
December 31, 1999, TRH had no derivative instruments.

    In October 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-7, 'Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.' This statement provides guidance on how to account for insurance and reinsurance contracts that do not transfer both required elements of insurance risk (i.e., underwriting risk and timing risk). SOP 98-7 is effective for TRH on January 1, 2000. Restatement of previously issued annual financial statements is not permitted. Management believes that the impact of applying this statement will not be material to TRH's results of operations, financial position or cash flows.

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

    TRH has effected remedial changes, where necessary, and conducted appropriate testing of significant information technology (IT) as well as non-IT systems (e.g., telephone systems, fax machines, copiers) where Y2K failures could occur. The cost of such activities has not had a material effect on net income, financial position, cash flows or other non-Y2K projects and initiatives in any of the years presented herein.

    As a result of such efforts, we have not experienced any significant disruption to our critical IT or non-IT systems and believe that those systems have responded successfully to the Y2K date change. In addition, we are not aware of any material problems resulting from Y2K issues related to TRH's ceding companies, brokers, reinsurers, vendors or other business partners (collectively, 'third parties'). Although TRH continues to monitor activities with third parties, it cannot provide assurance that unresolved Y2K issues of such third parties will not have a material adverse impact on TRH's operations or financial results. TRH has considered the effects of potential unresolved Y2K issues of third parties on its business and developed contingency plans, as necessary. Such plans may include the selection of alternate third parties, instituting alternative processes on a temporary basis or other actions designed to mitigate the effects of a third party's lack of preparedness.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                      PAGE
                                                                      ----
Report of Independent Accountants....................................   30
Consolidated Balance Sheets as of December 31, 1999 and 1998.........   31
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997...................................   32
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 1999, 1998 and 1997.......................   33
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997.......................   34
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997...................................   35
Notes to Consolidated Financial Statements...........................   36

Schedules:

      I -- Summary of Investments -- Other than Investments in
           Related Parties as of December 31, 1999...................  S-1
     II -- Condensed Financial Information of Registrant as of
           December 31, 1999 and 1998 and for the years ended
           December 31, 1999, 1998 and 1997..........................  S-2
    III -- Supplementary Insurance Information as of December 31,
           1999, 1998 and 1997 and for the years then ended..........  S-5
     IV -- Reinsurance for the years ended December 31, 1999, 1998 and 1997..................................................  S-6
     VI -- Supplementary Information Concerning Property/Casualty
           Insurance Operations as of December 31, 1999, 1998 and
           1997 and for the years then ended.........................  S-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of TRANSATLANTIC HOLDINGS, INC.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
February 7, 2000

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                                  ----           ----
                                                              (in thousands, except share
                                                                         data)
                           ASSETS
Investments and cash:
    Fixed maturities:
        Bonds held to maturity, at amortized cost (market
          value: 1999 -- $1,083,740; 1998 -- $1,210,534)....   $1,062,968     $1,124,455
        Bonds available for sale, at market value (amortized
          cost: 1999 -- $2,479,930; 1998 -- $2,322,704).....    2,399,158      2,409,054
    Equities:
        Common stocks available for sale, at market value
          (cost: 1999 -- $408,465; 1998 -- $358,223)........      537,149        511,431
        Nonredeemable preferred stocks available for sale,
          at market value (cost: 1999 -- $52,324;
          1998 -- $62,214)..................................       51,192         62,967
    Other invested assets...................................      173,043        125,285
    Short-term investments, at cost which approximates
      market value..........................................        5,935         25,052
    Cash and cash equivalents...............................      104,017         70,589
                                                               ----------     ----------
            Total investments and cash......................    4,333,462      4,328,833
Accrued investment income...................................       73,578         65,503
Premium balances receivable, net............................      208,525        193,868
Reinsurance recoverable on paid and unpaid losses and loss
  adjustment expenses:
    Affiliates..............................................      294,147        231,043
    Other...................................................      274,414        233,116
Deferred acquisition costs..................................       71,022         67,578
Prepaid reinsurance premiums................................       32,188         30,596
Deferred income taxes.......................................      153,548         71,166
Other assets................................................       39,314         31,546
                                                               ----------     ----------
            Total assets....................................   $5,480,198     $5,253,249
                                                               ----------     ----------
                                                               ----------     ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses..................   $3,304,931     $3,116,038
Unearned premiums...........................................      397,783        386,652
Reinsurance balances payable................................       82,942         89,521
Other liabilities...........................................       52,025         50,899
                                                               ----------     ----------
            Total liabilities...............................    3,837,681      3,643,110
                                                               ----------     ----------
            Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized:
  5,000,000.................................................           --             --
Common Stock, $1.00 par value; shares authorized:
  100,000,000; shares issued: 1999 -- 35,527,822;
  1998 -- 35,466,836........................................       35,528         35,467
Additional paid-in capital..................................      200,567        198,425
Accumulated other comprehensive income......................       18,212        158,552
Retained earnings...........................................    1,398,210      1,227,695
Treasury Stock, at cost; 800,000 shares.....................      (10,000)       (10,000)
                                                               ----------     ----------
            Total stockholders' equity......................    1,642,517      1,610,139
                                                               ----------     ----------
            Total liabilities and stockholders' equity......   $5,480,198     $5,253,249
                                                               ----------     ----------
                                                               ----------     ----------

            The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              1999          1998          1997
                                                              ----          ----          ----
                                                            (in thousands, except per share data)
Income:
    Net premiums written.................................  $1,498,524    $1,393,700    $1,294,136
    Increase in net unearned premiums....................     (13,890)      (13,130)      (34,885)
                                                           ----------    ----------    ----------
    Net premiums earned..................................   1,484,634     1,380,570     1,259,251
    Net investment income................................     230,739       222,000       207,646
                                                           ----------    ----------    ----------
                                                            1,715,373     1,602,570     1,466,897
                                                           ----------    ----------    ----------
Expenses:
    Net losses and loss adjustment expenses..............   1,148,817     1,020,888       933,015
    Net commissions......................................     365,929       333,069       294,481
    Other operating expenses.............................      50,629        48,758        42,296
    Increase in deferred acquisition costs...............      (3,444)       (2,826)       (6,052)
                                                           ----------    ----------    ----------
                                                            1,561,931     1,399,889     1,263,740
                                                           ----------    ----------    ----------
                                                              153,442       202,681       203,157
Realized net capital gains...............................      82,793       120,899        32,939
                                                           ----------    ----------    ----------
Operating income.........................................     236,235       323,580       236,096
Other deductions.........................................        (138)         (229)       (1,370)
                                                           ----------    ----------    ----------
Income before income taxes...............................     236,097       323,351       234,726
                                                           ----------    ----------    ----------
Income taxes (benefits):
    Current..............................................      56,261        86,010        51,620
    Deferred.............................................      (7,526)      (10,182)       (2,394)
                                                           ----------    ----------    ----------
                                                               48,735        75,828        49,226
                                                           ----------    ----------    ----------
Net income...............................................  $  187,362    $  247,523    $  185,500
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

Net income per common share:
    Basic................................................  $     5.40    $     7.15    $     5.37
    Diluted..............................................        5.37          7.10          5.34

Weighted average common shares outstanding:
    Basic................................................      34,704        34,636        34,546
    Diluted..............................................      34,882        34,865        34,751

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999        1998       1997
                                                                ----        ----       ----
                                                                      (in thousands)
Net income..................................................  $ 187,362   $247,523   $185,500
                                                              ---------   --------   --------

Other comprehensive (loss) income:
    Net unrealized (depreciation) appreciation of
      investments:
        Net unrealized holding (losses) gains arising during
          period............................................   (107,284)   125,758    119,989
        Related income tax effect...........................     37,548    (44,015)   (41,996)
        Reclassification adjustment for gains included in
          net income........................................    (82,793)  (120,899)   (32,939)
        Related income tax effect...........................     28,978     42,315     11,529
                                                              ---------   --------   --------
                                                               (123,551)     3,159     56,583
                                                              ---------   --------   --------
    Net unrealized currency translation (loss) gain.........    (25,829)    22,566    (22,098)
    Related income tax effect...............................      9,040     (7,897)     7,733
                                                              ---------   --------   --------
                                                                (16,789)    14,669    (14,365)
                                                              ---------   --------   --------
Other comprehensive (loss) income...........................   (140,340)    17,828     42,218
                                                              ---------   --------   --------
Comprehensive income........................................  $  47,022   $265,351   $227,718
                                                              ---------   --------   --------
                                                              ---------   --------   --------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              1999          1998          1997
                                                              ----          ----          ----
                                                            (in thousands, except per share data)
Common Stock:
    Balance, beginning of year...........................  $   35,467    $   35,363    $   23,813
    Stock split effected as a dividend...................          --            --        11,516
    Issued under stock option and purchase plans.........          61           104            34
                                                           ----------    ----------    ----------
        Balance, end of year.............................      35,528        35,467        35,363
                                                           ----------    ----------    ----------
Additional paid-in capital:
    Balance, beginning of year...........................     198,425       195,494       201,930
    Stock split effected as a dividend...................          --            --       (11,516)
    Excess of proceeds over par value of common stock
      issued under stock option and purchase plans and
      other..............................................       2,142         2,931         5,080
                                                           ----------    ----------    ----------
        Balance, end of year.............................     200,567       198,425       195,494
                                                           ----------    ----------    ----------
Accumulated other comprehensive income:
    Balance, beginning of year...........................     158,552       140,724        98,506
    Net change for year..................................    (215,906)       27,425        64,952
    Income tax effect on change..........................      75,566        (9,597)      (22,734)
                                                           ----------    ----------    ----------
        Balance, end of year.............................      18,212       158,552       140,724
                                                           ----------    ----------    ----------
Retained earnings:
    Balance, beginning of year...........................   1,227,695       995,078       823,057
    Net income...........................................     187,362       247,523       185,500
    Cash dividends declared (per common share:
      1999 -- $0.49; 1998 -- $0.43; 1997 -- $0.39).......     (16,847)      (14,906)      (13,479)
                                                           ----------    ----------    ----------
        Balance, end of year.............................   1,398,210     1,227,695       995,078
                                                           ----------    ----------    ----------
Treasury Stock:
    Balance, beginning and end of year...................     (10,000)      (10,000)      (10,000)
                                                           ----------    ----------    ----------
        Total stockholders' equity.......................  $1,642,517    $1,610,139    $1,356,659
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999        1998       1997
                                                                ----        ----       ----
                                                                      (in thousands)
Cash flows from operating activities:
    Net income..............................................  $ 187,362   $247,523   $185,500
                                                              ---------   --------   --------
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Changes in unpaid losses and loss adjustment
          expenses, unearned premiums and prepaid
          reinsurance premiums..............................    198,432    208,728    212,992
        Changes in premium and reinsurance balances
          receivable and payable, net.......................    (98,752)   (91,660)   (48,765)
        Change in deferred acquisition costs................     (3,444)    (2,826)    (6,052)
        Change in accrued investment income.................     (8,075)     5,296     (7,586)
        Realized net capital gains..........................    (82,793)  (120,899)   (32,939)
        Changes in current and deferred income taxes........    (13,176)   (28,092)    (1,755)
        Change in net unrealized currency translation
          adjustment........................................      2,343      5,031     17,757
        Changes in other assets and liabilities, net........      7,662        150     (3,814)
        Other, net..........................................      4,223      3,726      3,585
                                                              ---------   --------   --------
            Total adjustments...............................      6,420    (20,546)   133,423
                                                              ---------   --------   --------
            Net cash provided by operating activities.......    193,782    226,977    318,923
                                                              ---------   --------   --------
Cash flows from investing activities:
    Proceeds of bonds available for sale sold...............    436,127    375,580    334,315
    Proceeds of bonds held to maturity redeemed or
      matured...............................................     78,936    109,372     72,545
    Proceeds of bonds available for sale redeemed or
      matured...............................................    238,616    267,373    262,781
    Proceeds of equities sold...............................    473,690    357,640    175,014
    Purchase of bonds held to maturity......................    (15,051)        --   (175,834)
    Purchase of bonds available for sale....................   (867,036)  (802,010)  (893,039)
    Purchase of equities....................................   (439,123)  (371,400)  (147,374)
    Net purchase of other invested assets...................    (45,217)  (126,133)        --
    Net proceeds (purchase) of short-term investments.......     23,270     (7,591)    42,460
    Other, net..............................................     (7,657)    (8,132)   (32,192)
                                                              ---------   --------   --------
            Net cash used in investing activities...........   (123,445)  (205,301)  (361,324)
                                                              ---------   --------   --------
Cash flows from financing activities:
    Dividends to stockholders...............................    (16,312)   (14,550)   (13,132)
    Proceeds from common stock issued and other.............      2,203      3,035      5,114
    Net (disbursements) proceeds from reinsurance
      deposits..............................................    (26,886)   (10,230)    47,718
                                                              ---------   --------   --------
            Net cash from financing activities..............    (40,995)   (21,745)    39,700
                                                              ---------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      4,086        (79)    (4,085)
                                                              ---------   --------   --------
            Change in cash and cash equivalents.............     33,428       (148)    (6,786)
Cash and cash equivalents, beginning of year................     70,589     70,737     77,523
                                                              ---------   --------   --------
            Cash and cash equivalents, end of year..........  $ 104,017   $ 70,589   $ 70,737
                                                              ---------   --------   --------
                                                              ---------   --------   --------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

    Transatlantic Holdings, Inc. (the 'Company') is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company (TRC). TRC owns all of the common stock of Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam).

    Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are auto liability (including nonstandard risks), other liability (including directors' and officers' liability and other professional liability), accident and health, medical malpractice and marine and aviation in the casualty lines, and fire and allied lines in the property lines (which include property catastrophe risks). Casualty lines represent 74.8%, 71.0% and 67.1% of net premiums written in 1999, 1998 and 1997, respectively. The balance represents property lines.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (GAAP).

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

    (b) INVESTMENTS: Bonds are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. The balance of TRH's bonds are classified as available-for-sale and carried at market value. Common and nonredeemable preferred stocks are carried principally at market value. Market values for fixed maturity securities and equities are generally based upon quoted market prices. For certain fixed maturity securities, for which market prices were not readily available, market values were estimated using values obtained from independent pricing services. Other invested assets consist primarily of investments in partnerships and other investments which are carried primarily at market value. A portion of other invested assets consists of a short-term bond fund managed by an American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) subsidiary. (See Note 10.) Short-term investments are carried at cost, which approximates market value.

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

    (c) CASH AND CASH EQUIVALENTS: Cash and cash equivalents generally include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less. A portion of cash equivalents consists of a money market fund managed by an AIG subsidiary. (See Note 10.)

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

    Unpaid losses and loss adjustment expenses include certain amounts for the reinsurance of risks related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 1999 for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, there is always the threat of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

    (f) UNEARNED PREMIUMS: Unearned premiums represent the portion of gross premiums written which is applicable to the unexpired terms of reinsurance contracts or certificates in force. Accordingly, premiums written are taken into income as earned. Unearned premiums are based on reports received from ceding companies or are calculated principally by the monthly pro rata method. In the Consolidated Statements of Operations, the change in unearned premiums is presented net of the change in prepaid reinsurance premiums.

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

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                                 ----          ----          ----
                                                               (in thousands, except per share data)
Net income (numerator)......................................   $187,362      $247,523      $185,500
                                                               --------      --------      --------
                                                               --------      --------      --------
Weighted average common shares outstanding used in the
  computation of net income per share:
    Average shares issued...................................     35,504        35,436        35,346
    Less: Average shares in treasury........................        800           800           800
                                                               --------      --------      --------
    Average outstanding shares -- basic (denominator).......     34,704        34,636        34,546
    Average potential shares, principally stock options.....        178           229           205
                                                               --------      --------      --------
    Average outstanding shares -- diluted (denominator).....     34,882        34,865        34,751
                                                               --------      --------      --------
                                                               --------      --------      --------
Net income per common share:
    Basic...................................................   $   5.40      $   7.15      $   5.37
    Diluted.................................................       5.37          7.10          5.34

    (k) ACCOUNTING STANDARDS:

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

    SFAS No. 125 was effective as of January 1, 1997 and was to be applied prospectively. However, SFAS No. 127, 'Deferral of the Effective Date of Certain Provisions of SFAS No. 125,' deferred for one year the effective date of certain provisions of SFAS No. 125 which affect repurchase agreements, dollar-rolls, securities lending and similar transactions. The implementation of these standards, which occurred on their respective effective dates, did not have a material impact on TRH's results of operations, financial position or cash flows.

    In February 1997, the FASB issued SFAS No. 128, 'Earnings Per Share.' As compared to the prior standard, SFAS No. 128 simplified computational guidelines, revised disclosure requirements and increased earnings per share
(EPS) comparability on an international basis.

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

    Pursuant to the standard, TRH adopted SFAS No. 128 for the 1997 annual financial statements and restated all prior period EPS data.

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

    FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the notes to financial statements. During the three year period ending December 31, 1999, TRH has had no derivative instruments.

    Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions in Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants. For TRH, these disclosures, which were first included in 1998, are presented in Management's Discussion which accompanies the financial statements and related notes.

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

    In accordance with the standard, TRH adopted SFAS No. 130 in 1998 and has provided comparable data for 1997.

    Also in June 1997, the FASB adopted SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information.' This statement established standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and required presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The standard also establishes standards for related disclosures about products and services, geographic areas and major customers, superseding most of SFAS No. 14, 'Financial Reporting for Segments of a Business Enterprise.'

    In accordance with SFAS No. 131, TRH adopted this standard for the 1998 annual financial statements and provided comparable data for 1997.

    In June 1998, the FASB issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives must be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting recognition for the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. SFAS No. 133 was amended in June 1999 by SFAS No. 137, which deferred the effective date for TRH for one year to

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

January 1, 2001. SFAS No. 133 may not be applied retroactively. As of December 31, 1999, TRH had no derivative instruments.

    In October 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-7, 'Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.' This statement provides guidance on how to account for insurance and reinsurance contracts that do not transfer both required elements of insurance risk (i.e., underwriting risk and timing risk). SOP 98-7 is effective for TRH on January 1, 2000. Restatement of previously issued annual financial statements is not permitted. Management believes that the impact of applying this statement will not be material to TRH's results of operations, financial position or cash flows.

3. INVESTMENTS

    (a) STATUTORY DEPOSITS: Investments, the substantial majority of which are bonds and common stocks available for sale, were deposited with governmental authorities as required by law and amounted to approximately $119,000,000 and $122,000,000 at December 31, 1999 and 1998, respectively.

    (b) NET INVESTMENT INCOME: An analysis of net investment income of TRH follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                                ----       ----       ----
                                                                      (in thousands)
Fixed maturities............................................  $213,086   $216,994   $206,714
Equities....................................................    11,163      9,645      9,077
Other.......................................................    14,820      2,524     (1,273)
                                                              --------   --------   --------
    Total investment income.................................   239,069    229,163    214,518
Investment expenses.........................................    (8,330)    (7,163)    (6,872)
                                                              --------   --------   --------
    Net investment income...................................  $230,739   $222,000   $207,646
                                                              --------   --------   --------
                                                              --------   --------   --------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)

    (c) INVESTMENT GAINS AND LOSSES: Realized net capital gains and the change in net unrealized (depreciation) appreciation of investments are summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                                ----        ----       ----
                                                                      (in thousands)
Realized net capital gains on sale of investments:
    Fixed maturities........................................  $  (3,679)  $  9,197   $  3,526
    Equities................................................     87,404    111,811     29,375
    Other...................................................       (932)      (109)        38
                                                              ---------   --------   --------
        Realized net capital gains..........................  $  82,793   $120,899   $ 32,939
                                                              ---------   --------   --------
                                                              ---------   --------   --------
Change in net unrealized (depreciation) appreciation of
  investments:*
    Fixed maturities carried at amortized cost..............  $ (65,307)  $  2,712   $ 25,787
    Fixed maturities carried at market......................   (167,122)    21,157     13,790
    Equities................................................    (26,409)   (15,450)    73,260
    Other...................................................      3,455       (846)        --
                                                              ---------   --------   --------
Change in net unrealized (depreciation)
  appreciation of investments...............................  $(255,383)  $  7,573   $112,837
                                                              ---------   --------   --------
                                                              ---------   --------   --------

---------

* Before deferred income tax effect.

    (d) FIXED MATURITIES: The amortized cost and market value of bonds at December 31, 1999 and 1998 are summarized as follows:

                                                                    GROSS UNREALIZED
                                                       AMORTIZED    -----------------
                                                          COST       GAINS    LOSSES    MARKET VALUE
                                                          ----       -----    ------    ------------
                                                                      (in thousands)
1999
BONDS HELD TO MATURITY AND CARRIED AT AMORTIZED
  COST:
    States, foreign and domestic municipalities and
      political subdivisions........................   $1,062,968   $25,866   $ 5,094    $1,083,740
                                                       ----------   -------   -------    ----------
                                                       ----------   -------   -------    ----------

BONDS AVAILABLE FOR SALE AND CARRIED AT MARKET
  VALUE:
    U.S. Government and government agency bonds.....   $  316,189   $ 1,760   $ 6,775    $  311,174
    States, foreign and domestic municipalities and
      political subdivisions........................    1,177,140     1,332    67,001     1,111,471
    Foreign governments.............................      345,162     5,228       755       349,635
    Corporate.......................................      641,439     8,817    23,378       626,878
                                                       ----------   -------   -------    ----------
        Totals......................................   $2,479,930   $17,137   $97,909    $2,399,158
                                                       ----------   -------   -------    ----------
                                                       ----------   -------   -------    ----------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)

                                                                  Gross Unrealized
                                                     Amortized    ----------------
                                                        Cost       Gains    Losses   Market Value
                                                        ----       -----    ------   ------------
                                                                    (in thousands)
1998
Bonds held to maturity and carried at amortized
  cost:
    States, foreign and domestic municipalities and
      political subdivisions.......................  $1,124,455   $86,079   $   --    $1,210,534
                                                     ----------   -------   ------    ----------
                                                     ----------   -------   ------    ----------

Bonds available for sale and carried at market
  value:
    U.S. Government and government agency bonds....  $  508,580   $18,517   $  467    $  526,630
    States, foreign and domestic municipalities and
      political subdivisions.......................     874,445    31,461      176       905,730
    Foreign governments............................     432,482    21,082        4       453,560
    Corporate......................................     507,197    21,828    5,891       523,134
                                                     ----------   -------   ------    ----------
        Totals.....................................  $2,322,704   $92,888   $6,538    $2,409,054
                                                     ----------   -------   ------    ----------
                                                     ----------   -------   ------    ----------

    The amortized cost and market value of bonds at December 31, 1999 by contractual maturity, are summarized below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

                                                              AMORTIZED
                                                                 COST      MARKET VALUE
                                                                 ----      ------------
                                                                   (in thousands)
BONDS HELD TO MATURITY:
Due in one year or less.....................................  $  110,316    $  112,932
Due after one year through five years.......................     206,142       216,821
Due after five years through ten years......................     207,184       216,960
Due after ten years.........................................     539,326       537,027
                                                              ----------    ----------
    Totals..................................................  $1,062,968    $1,083,740
                                                              ----------    ----------
                                                              ----------    ----------
BONDS AVAILABLE FOR SALE:
Due in one year or less.....................................  $  245,051    $  245,436
Due after one year through five years.......................     896,590       892,618
Due after five years through ten years......................     383,923       370,727
Due after ten years.........................................     954,366       890,377
                                                              ----------    ----------
    Totals..................................................  $2,479,930    $2,399,158
                                                              ----------    ----------
                                                              ----------    ----------

    Gross gains of $4,961,000, $7,625,000 and $2,930,000 and gross losses of $9,273,000, $647,000 and $1,325,000 were realized on sales of investments in fixed maturities available for sale in 1999, 1998 and 1997, respectively.

    (e) EQUITIES: Gross gains of $109,404,000, $122,685,000 and $35,507,000 and gross losses of $22,000,000, $10,874,000 and $6,132,000 were realized on sales of equities in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, net unrealized appreciation of equities (before applicable income taxes) included gross gains of $150,576,000 and $160,160,000 and gross losses of $23,024,000 and $6,199,000, respectively.

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

    The U.S. federal income tax rate is 35% for 1999, 1998 and 1997. Actual tax expense on income before income taxes differs from the 'expected' amount computed by applying the U.S. federal income tax rate because of the following:

                                                            YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------
                                           1999                       1998                       1997
                                 ------------------------   ------------------------   ------------------------
                                             PERCENT OF                 Percent of                 Percent of
                                            INCOME BEFORE              Income Before              Income Before
                                  AMOUNT    INCOME TAXES     Amount    Income Taxes     Amount    Income Taxes
                                  ------    ------------     ------    ------------     ------    ------------
                                                             (dollars in thousands)
'Expected' tax expense.........  $ 82,634        35.0 %     $113,173        35.0 %     $ 82,154        35.0 %
Adjustments:
    Tax-exempt interest........   (31,375)      (13.3)       (31,832)       (9.8)       (31,505)      (13.4)
    Dividends received
      deduction................    (2,051)       (0.9)        (1,648)       (0.5)        (1,404)       (0.6)
    Other......................      (473)       (0.2)        (3,865)       (1.2)           (19)         --
                                 --------       -----       --------       -----       --------       -----
        Actual tax expense.....  $ 48,735        20.6 %     $ 75,828        23.5 %     $ 49,226        21.0 %
                                 --------       -----       --------       -----       --------       -----
                                 --------       -----       --------       -----       --------       -----
Foreign and domestic components
  of actual tax expense
  (benefit):
    Foreign....................  $  3,302                   $ 10,421                   $ 14,485
    Domestic:
        Current................    52,959                     75,589                     37,135
        Deferred...............    (7,526)                   (10,182)                    (2,394)
                                 --------                   --------                   --------
                                 $ 48,735                   $ 75,828                   $ 49,226
                                 --------                   --------                   --------
                                 --------                   --------                   --------

    (b) The components of the net deferred income tax asset at December 31, 1999 and 1998 were as follows:

                                                                1999       1998
                                                                ----       ----
                                                                (in thousands)
Deferred income tax assets:
    Unpaid losses and loss adjustment expenses, net of
      related reinsurance recoverable.......................  $167,226   $158,470
    Unearned premiums, net of prepaid reinsurance
      premiums..............................................    25,591     24,409
    Allowance for unrecoverable reinsurance.................     4,562      4,562
    Other...................................................     1,958      1,982
                                                              --------   --------
        Total deferred income tax assets....................   199,337    189,423
                                                              --------   --------
Deferred income tax liabilities:
    Deferred acquisition costs..............................    24,858     23,652
    Net unrealized appreciation of investments..............    17,285     83,812
    Other...................................................     3,646     10,793
                                                              --------   --------
        Total deferred income tax liabilities...............    45,789    118,257
                                                              --------   --------
        Net deferred income tax asset.......................  $153,548   $ 71,166
                                                              --------   --------
                                                              --------   --------

    No valuation allowance has been recorded.

    (c) Income tax payments by TRH totaled $61,861,000, $110,884,000 and $48,744,000 in 1999, 1998 and 1997, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                              ----         ----         ----
                                                                      (in thousands)
At beginning of year:
    Unpaid losses and loss adjustment expenses...........  $3,116,038   $2,918,782   $2,733,055
    Less reinsurance recoverable.........................     459,935      396,054      349,527
                                                           ----------   ----------   ----------
        Net unpaid losses and loss adjustment expenses...   2,656,103    2,522,728    2,383,528
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses incurred in
  respect of losses occurring in:
    Current year.........................................   1,216,294    1,080,377      947,578
    Prior years..........................................     (67,477)     (59,489)     (14,563)
                                                           ----------   ----------   ----------
        Total............................................   1,148,817    1,020,888      933,015
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses paid in respect
  of losses occurring in:
    Current year.........................................     340,155      343,974      244,180
    Prior years..........................................     702,603      543,539      549,635
                                                           ----------   ----------   ----------
        Total............................................   1,042,758      887,513      793,815
                                                           ----------   ----------   ----------
At end of year:
    Net unpaid losses and loss adjustment expenses.......   2,762,162    2,656,103    2,522,728
    Plus reinsurance recoverable.........................     542,769      459,935      396,054
                                                           ----------   ----------   ----------
        Unpaid losses and loss adjustment expenses.......  $3,304,931   $3,116,038   $2,918,782
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

    As a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were reduced by $67.5 million in 1999. Significant favorable development was recorded in 1999 on losses occurring in 1987 through 1996 in the other liability line and in 1994 through 1998 in the aircraft line. These reductions to incurred losses were partially offset by adverse development in 1999 on losses occurring in 1997 and 1998, principally in fire, allied lines, auto liability and ocean marine lines, and prior to 1984 in the other liability line.

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

    As a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were reduced by $14.6 million in 1997. Significant favorable development was recorded in 1997 on losses occurring in years subsequent to 1986 in the other liability line, in 1996 in the medical malpractice line and in 1994 and 1995 in certain property lines. These reductions to incurred losses were partially offset by adverse development in 1997 on losses occurring in 1996 in aircraft and surety lines, in 1994 and 1995 in the medical malpractice line and in 1983 and prior in the other liability line.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. COMMON STOCK

    Common stock activity for each of the three years in the period ended December 31, 1999 was as follows:

                                                              1999         1998         1997
                                                              ----         ----         ----
Shares outstanding, beginning of year....................  34,666,836   34,562,870   23,012,796
Issued under stock option and purchase plans.............      60,986      103,966       33,908
Stock split effected as a dividend.......................          --           --   11,516,166
                                                           ----------   ----------   ----------
Shares outstanding, end of year..........................  34,727,822   34,666,836   34,562,870
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

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

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income and changes in such amounts between years are as follows:

                                                                             NET
                                                            NET          UNREALIZED
                                                        UNREALIZED        CURRENCY
                                                       APPRECIATION      TRANSLATION     ACCUMULATED
                                                      OF INVESTMENTS,   (LOSS) GAIN,        OTHER
                                                            NET              NET        COMPREHENSIVE
                                                       OF INCOME TAX    OF INCOME TAX      INCOME
                                                       -------------    -------------      ------
                                                                      (in thousands)
Balance, December 31, 1996..........................     $ 95,910         $  2,596        $ 98,506
Change during year..................................       56,583          (14,365)         42,218
                                                         --------         --------        --------
Balance, December 31, 1997..........................      152,493          (11,769)        140,724
Change during year..................................        3,159           14,669          17,828
                                                         --------         --------        --------
Balance, December 31, 1998..........................      155,652            2,900         158,552
Change during year..................................     (123,551)         (16,789)       (140,340)
                                                         --------         --------        --------
Balance, December 31, 1999..........................     $ 32,101         $(13,889)       $ 18,212
                                                         --------         --------        --------
                                                         --------         --------        --------

8. PENSION, SAVINGS AND STOCK PURCHASE PLANS

    TRH's employees participate in benefit plans administered by AIG (See Note
9) including a noncontributory defined benefit pension plan, an employee stock purchase plan and a voluntary savings plan (a 401(k) plan) which provides for certain matching contributions. These plans cover a substantial majority of TRH's employees. Certain of these plans do not separately identify plan benefits and plan assets attributable to employees of participating companies. In the opinion of management, no material additional liability would accrue to TRH were such plan benefits and plan assets identifiable.

    In addition, under TRH's 1990 Employee Stock Purchase Plan, as amended, full time employees with at least one year of employment with the Company or any of its subsidiaries are eligible to receive privileges to purchase shares of the Company's common stock at a price which is 85% of the fair market value of such stock on the date of subscription or the date of grant of the purchase privilege, whichever is greater. An aggregate of 750,000 shares of common stock has been authorized for subscription and 6,409 shares were purchased under the plan in 1999.

    The charges made to operations for these plans for 1999, 1998 and 1997 were $581,000, $676,000 and $732,000, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. STOCK OPTION PLANS

    In 1995, the Company's Board of Directors adopted, and the stockholders approved, the '1995 Stock Option Plan' (the 1995 Plan). This plan, as amended, provides that options may be granted to certain key employees and non-employee directors to purchase a maximum of 1,500,000 shares of the Company's common stock at prices not less than their fair market value at the date of grant. At December 31, 1999, 673,063 shares were reserved for future grants under the 1995 Plan. Options granted under the plan may be used to purchase the Company's common stock at the fair market value of each share at the date of grant. The Company also maintains the 'Transatlantic Holdings, Inc. 1990 Stock Option Plan' (the 1990 Plan) which operates under substantially the same terms as the 1995 Plan. The 1995 Plan and the 1990 Plan are together hereinafter referred to as the Company Plans.

    In each of 1994 and 1992, the Stock Option and Purchase Plan Committee granted 30,000 options to certain non-employee directors of the Company who are also directors, officers and employees of AIG. These options may be used to purchase shares of the Company's common stock at $34.00 per share and $35.00 per share for the 1994 and 1992 options, respectively, representing the fair market value of a share of the Company's common stock at the date of grant. Such options were granted outside of, but on substantially the same terms and conditions as, the 1990 Plan. As of December 31, 1999, all of these options were exercisable as none have been exercised or forfeited. The impact of the above options on the financial statements is not material.

    Each of the above plans provide that 25% of the options granted become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. No further options can be granted under the 1990 Plan, although options outstanding continue in force until exercise, expiration or forfeiture.

    A summary of the status of the Company Plans as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                           1999                         1998                         1997
                                --------------------------   --------------------------   --------------------------
                                               WEIGHTED                     Weighted                     Weighted
                                 NUMBER        AVERAGE        Number        Average        Number        Average
                                OF SHARES   EXERCISE PRICE   of Shares   Exercise Price   of Shares   Exercise Price
                                ---------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning of
  year........................   864,095        $55.01        847,856        $47.56        711,156        $40.24
Granted.......................   165,000         76.50        178,450         75.44        179,150         71.88
Exercised.....................   (57,732)        34.98       (112,811)        30.93        (38,040)        25.51
Forfeited.....................   (33,156)        54.80        (49,400)        55.87         (4,410)        45.96
                                --------                     --------                      -------
Outstanding, end of year......   938,207         60.03        864,095         55.01        847,856         47.56
                                --------        ------       --------        ------        -------        ------
                                --------        ------       --------        ------        -------        ------
Exercisable, end of year......   518,753        $49.95        429,586        $43.36        398,907        $36.46
                                --------        ------       --------        ------        -------        ------
                                --------        ------       --------        ------        -------        ------
Weighted average fair value of
  options granted during the
  year........................   $21.74                       $18.36                       $19.05

    The weighted average fair value of each option grant is estimated on the date of grant using the 'Binomial Option Price Model' with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: expected volatility of 18.0%, 18.0% and 15.0%; risk-free interest rates of 6.4%, 4.6% and 5.8%; and expected lives of six years for each grant. An increasing dividend schedule is used in the binomial model based on historical experience.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. STOCK OPTION PLANS (CONTINUED)

    The following table summarizes information about the Company Plans' outstanding and exercisable options at December 31, 1999:

                                                   OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                       -------------------------------------------   --------------------------
                                                    WEIGHTED
                                                     AVERAGE
                                                    REMAINING          WEIGHTED                     WEIGHTED
              RANGE OF                  NUMBER     CONTRACTUAL         AVERAGE        NUMBER        AVERAGE
           EXERCISE PRICES             OF SHARES      LIFE          EXERCISE PRICE   OF SHARES   EXERCISE PRICE
           ---------------             ---------      ----          --------------   ---------   --------------
$14.42 TO $19.75.....................    11,540        1.6years         $18.61         11,540        $18.61
$34.00 TO $51.33.....................   435,942        5.8               44.61        388,713         43.79
$71.88 TO $76.50.....................   490,725        9.0               74.70        118,500         73.19
                                        -------                                       -------
$14.42 TO $76.50.....................   938,207        7.4               60.03        518,753         49.95
                                        -------                                       -------
                                        -------                                       -------

    The Company accounts for its stock options based on the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 and related interpretations, as permitted under SFAS No. 123. Had compensation cost been charged to earnings in accordance with the fair value method discussed in SFAS No. 123, the Company's net income and net income per share (on a pro forma basis) would have been as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                                 ----          ----          ----
                                                               (in thousands, except per share data)
Net income:
    As reported.............................................   $187,362      $247,523      $185,500
    Pro forma...............................................    184,953       245,792       184,384
Net income per common share:
    As reported:
        Basic...............................................       5.40          7.15          5.37
        Diluted.............................................       5.37          7.10          5.34
    Pro forma:
        Basic...............................................       5.33          7.10          5.34
        Diluted.............................................       5.30          7.05          5.31

10. RELATED PARTY TRANSACTIONS

    In August 1998, AIG increased its beneficial ownership of the Company's outstanding common stock from 49% to over 50%. As of December 31, 1999, AIG beneficially owned approximately 59% of the Company's outstanding shares.

    TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory and cash management services, office space and human resource related activities. In 1999, 1998 and 1997, $10,600,000, $9,800,000 and
$9,300,000, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

    Approximately $184 million (11%), $167 million (11%) and $181 million (12%) of gross premiums written by TRH in 1999, 1998 and 1997, respectively, were attributable to reinsurance purchased by the AIG Group, for the production of which TRH paid ceding commissions to the AIG Group of $34 million, $31 million and $32 million, respectively, in such years. (See Note 12 for information relating to reinsurance ceded to related parties.)

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. DIVIDEND RESTRICTION AND STATUTORY FINANCIAL DATA

    The payment of dividends by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Generally, the maximum amount of dividends that a company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory policyholders' surplus as of the end of the most recently reported quarter unless the New York Insurance Department, upon prior application, approves a greater dividend distribution. Adjusted net investment income is defined for this purpose to include net investment income for the twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31, 1999, TRC had statutory earned surplus of $921,465,000 and, in 2000, could pay dividends of approximately $144,257,000 without such regulatory approval.

    Statutory surplus and net income as reported to the New York Insurance Department were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                              ----         ----         ----
                                                                      (in thousands)
TRC
    Statutory surplus....................................  $1,442,571   $1,343,659   $1,163,856
    Statutory net income.................................     131,479      209,752      163,353

Putnam
    Statutory surplus....................................     104,317      109,771      108,991
    Statutory net income.................................       9,443        9,872        8,981

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

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. REINSURANCE CEDED (CONTINUED)

    Premiums written and earned and losses and loss adjustment expenses incurred are comprised as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                              ----         ----         ----
                                                                      (in thousands)
Gross premiums assumed...................................  $1,690,714   $1,566,885   $1,463,318
                                                           ----------   ----------   ----------
Reinsurance ceded:
    AIG Affiliates.......................................     100,415       93,413       84,355
    Other................................................      91,775       79,772       84,827
                                                           ----------   ----------   ----------
                                                              192,190      173,185      169,182
                                                           ----------   ----------   ----------
Net premiums written.....................................  $1,498,524   $1,393,700   $1,294,136
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------
Gross premiums earned....................................  $1,675,233   $1,545,215   $1,432,994
                                                           ----------   ----------   ----------
Reinsurance ceded:
    AIG Affiliates.......................................     102,987       83,472       88,241
    Other................................................      87,612       81,173       85,502
                                                           ----------   ----------   ----------
                                                              190,599      164,645      173,743
                                                           ----------   ----------   ----------
Net premiums earned......................................  $1,484,634   $1,380,570   $1,259,251
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------
Gross incurred losses and loss adjustment expenses.......  $1,375,589   $1,226,992   $1,040,623
Reinsurance ceded........................................     226,772      206,104      107,608
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses..................  $1,148,817   $1,020,888   $  933,015
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

    Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and loss adjustment expenses. Such balances at December 31, 1999 and 1998 are comprised as follows:

                                                              1999                    1998
                                                      ---------------------   ---------------------
                                                         AIG                     AIG
                                                      AFFILIATES    OTHER     Affiliates    Other
                                                      ----------    -----     ----------    -----
                                                                     (in thousands)
Paid................................................   $ 15,380    $ 23,445    $  8,602    $  8,655
Unpaid..............................................    278,767     250,969     222,441     224,461
                                                       --------    --------    --------    --------
    Total...........................................   $294,147    $274,414    $231,043    $233,116
                                                       --------    --------    --------    --------
                                                       --------    --------    --------    --------

    Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligation could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $13.0 million in both 1999 and 1998. TRH evaluates the financial condition of its retrocessionnaires through a security committee. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds and letters of credit to collateralize these amounts. Such funds and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire, other than amounts due from AIG affiliates, are considered material to the financial position of TRH.

13. SEGMENT INFORMATION

    TRH conducts its business and assesses performance through segments organized along geographic lines. Financial data from offices in London, Paris and Zurich are reported in the aggregate as Europe

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SEGMENT OF INFORMATION (CONTINUED)

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

    While the great majority of premium revenues and assets relate to the regions where particular offices are located, a portion of such amounts are derived from other regions of the world. In addition, two large international brokers each accounted for non-AIG business equal to 14% of consolidated revenues, with a significant portion in each segment.

    The following table is a summary of financial data by segment:

                                                                    INTERNATIONAL
                                                                ---------------------
                                                 DOMESTIC       EUROPE(3)     OTHER        CONSOLIDATED
                                                 --------       ---------     -----        ------------
                                                                    (in thousands)
1999
REVENUES(1)(2)................................  $1,020,806      $  615,683   $161,677       $1,798,166
INCOME BEFORE INCOME TAXES(2).................     260,075          (2,607)   (21,371)         236,097
SEGMENT ASSETS(4).............................   3,932,305       1,111,175    436,718        5,480,198

                                                                    International
                                                                ---------------------
                                                 Domestic       Europe(3)     Other        Consolidated
                                                 --------       ---------     -----        ------------
                                                                    (in thousands)
1998
Revenues(1)(2)................................  $  986,552      $  610,063   $126,854       $1,723,469
Income before income taxes(2).................     287,486          40,502     (4,637)         323,351
Segment assets(4).............................   3,851,473       1,018,009    383,767        5,253,249

                                                                    International
                                                                ---------------------
                                                 Domestic       Europe(3)     Other        Consolidated
                                                 --------       ---------     -----        ------------
                                                                    (in thousands)
1997
Revenues(1)(2)................................  $  839,979      $  534,839   $125,018       $1,499,836
Income before income taxes(2).................     174,312          45,137     15,277          234,726
Segment assets(4).............................   3,598,583         904,624    331,773        4,834,980

---------

(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.

(2) Domestic revenues and income before income taxes include realized net capital gains of $82,162, $118,601 and $31,727 in 1999, 1998 and 1997,
    respectively. Realized net capital gains for other segments in each of the years presented is not material.

(3) Includes revenues from the London, England office of $350,398, $331,944 and $298,523 in 1999, 1998 and 1997, respectively, and revenues from the Zurich, Switzerland office of $133,964, $155,628 and $186,780 in 1999, 1998 and
    1997, respectively.

(4) As of December 31.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SEGMENT INFORMATION (CONTINUED)

    Net premiums earned by major product grouping are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                                      (in thousands)
Casualty
    Auto liability.......................................  $  308,194   $  272,950   $  201,755
    Other liability*.....................................     256,349      248,175      187,869
    Ocean marine and aviation............................     146,623      192,827      180,455
    Medical malpractice..................................     141,932       91,749      133,034
    Accident and health..................................     130,927       69,835       27,343
    Surety, credit and financial guaranty................      70,652       65,366       58,710
    Other................................................      45,034       40,856       40,382
                                                           ----------   ----------   ----------
        Total casualty...................................   1,099,711      981,758      829,548
                                                           ----------   ----------   ----------
Property
    Fire.................................................     177,758      176,834      210,387
    Homeowners multiple peril............................      62,913       64,214       55,227
    Allied lines.........................................      44,607       68,544       69,814
    Auto physical damage.................................      47,551       44,252       43,985
    Other................................................      52,094       44,968       50,290
                                                           ----------   ----------   ----------
        Total property...................................     384,923      398,812      429,703
                                                           ----------   ----------   ----------
        Total............................................  $1,484,634   $1,380,570   $1,259,251
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------
   * A significant portion of this product grouping includes more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability, errors and omissions and environmental impairment liability.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 1999 and 1998. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations for such periods have been made.

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                   1999        1999         1999            1999
                                                   ----        ----         ----            ----
                                                        (in thousands, except per share data)
NET PREMIUMS WRITTEN...........................  $357,218    $360,043     $401,473        $379,790
NET PREMIUMS EARNED............................   332,041     362,316      383,419         406,858
NET INVESTMENT INCOME..........................    55,313      58,495       58,465          58,466
REALIZED NET CAPITAL GAINS.....................    41,728      18,015        8,519          14,531
OPERATING INCOME...............................    96,685      76,871       44,762          17,917
NET INCOME.....................................    74,228      59,279       36,188          17,667
NET INCOME PER COMMON SHARE:
    BASIC......................................      2.14        1.71         1.04            0.51
    DILUTED....................................      2.13        1.70         1.04            0.51

                                                                 Three Months Ended
                                                 ---------------------------------------------------
                                                 March 31,   June 30,   September 30,   December 31,
                                                   1998        1998         1998            1998
                                                   ----        ----         ----            ----
                                                        (in thousands, except per share data)
Net premiums written...........................  $332,528    $330,208     $379,094        $351,870
Net premiums earned............................   314,397     340,247      362,915         363,011
Net investment income..........................    53,674      55,600       56,324          56,402
Realized net capital gains.....................     7,277      29,339       69,414          14,869
Operating income...............................    60,144      85,231      105,759          72,446
Net income.....................................    47,830      64,668       78,686          56,339
Net income per common share:
    Basic......................................      1.38        1.87         2.27            1.63
    Diluted....................................      1.37        1.86         2.25            1.62

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning directors of the Company is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the '2000 Proxy Statement'), in the section captioned 'Election of Directors,' and such information is incorporated herein by reference. Information required by this Item concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned 'Directors and Executive Officers of the Registrant.' Information required by this Item concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 2000 Proxy Statement under the caption 'Election of Directors: `Ownership of Certain Securities,' ' and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is included in the 2000 Proxy Statement in the sections captioned 'Election of Directors: `Compensation of Directors and Executive Officers,' `Compensation Committee Interlocks and Insider Participation' and `Pension Benefits,' ' and such information is incorporated herein by reference. The sections of the 2000 Proxy Statement captioned 'Election of Directors: `Committee Reports on Executive Compensation' and `Performance Graph' ' are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is included in the 2000 Proxy Statement in the sections captioned 'Beneficial Ownership' and 'Election of Directors:
`Ownership of Certain Securities,' ' and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is included in the 2000 Proxy Statement in the sections captioned 'Election of Directors: `Compensation Committee Interlocks and Insider Participation,' `Relationship with AIG,' `AIG Group Reinsurance,' `Certain Transactions with the AIG Group' and `Relationship with SICO and Starr,' ' and such information is incorporated herein by reference.

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

        2. Exhibits

           3.1.1 -- Certificate of Amendment of the Certificate of Incorporation, dated May 25, 1999.

           21.1 -- Subsidiaries of Registrant.

           23.1 -- Consent of PricewaterhouseCoopers LLP.

           27.1 -- Financial Data Schedule.

           See accompanying Exhibit Index for additional Exhibits incorporated by reference.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of 1999.

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

March 23, 2000

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                                   TITLE                         DATE
             ---------                                   -----                         ----

           /s/ ROBERT F. ORLICH             President and Chief Executive Officer    March 23, 2000
 .........................................     (principal executive officer);
             Robert F. Orlich                 Director

          /s/ STEVEN S. SKALICKY            Executive Vice President and Chief       March 23, 2000
 .........................................    Financial Officer (principal
            Steven S. Skalicky                financial and accounting officer)

             /s/ JAMES BALOG                Director                                 March 23, 2000
 .........................................
               James Balog
                                            Director
 .........................................
             C. Fred Bergsten

                                            Director
 .........................................
              Ikuo Egashira

                                            Director
 .........................................
             M. R. Greenberg

          /s/ JOHN J. MACKOWSKI             Director                                 March 23, 2000
 .........................................
            John J. Mackowski

                                            Director
 .........................................
            Edward E. Matthews

           /s/ HOWARD I. SMITH              Director                                 March 23, 2000
 .........................................
             Howard I. Smith

           /s/ THOMAS R. TIZZIO             Director                                 March 23, 2000
 .........................................
             Thomas R. Tizzio

                                                                      SCHEDULE I

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1999

                                                                                      AMOUNT AT
                                                                                     WHICH SHOWN
                                                            COST OR                    IN THE
                                                           AMORTIZED      MARKET       BALANCE
                   TYPE OF INVESTMENT                        COST*        VALUE         SHEET
                   ------------------                        -----        -----         -----
                                                                      (in thousands)
Fixed maturities:
    Bonds:
        U.S. Government and government agencies
          and authorities................................  $  316,189   $  311,174   $  311,174
        States, foreign and domestic municipalities and
          political subdivisions.........................   2,240,108    2,195,211    2,174,439
        Foreign governments..............................     345,162      349,635      349,635
        Public utilities.................................      99,003       97,989       97,989
        All other corporate..............................     542,436      528,889      528,889
                                                           ----------   ----------   ----------
            Total fixed maturities.......................   3,542,898    3,482,898    3,462,126
                                                           ----------   ----------   ----------
Equities:
    Common stocks:
        Public utilities.................................       1,825        2,133        2,133
        Banks, trust and insurance companies.............      42,959       50,182       50,182
        Industrial, miscellaneous and all other..........     363,681      484,834      484,834
                                                           ----------   ----------   ----------
            Total common stocks..........................     408,465      537,149      537,149
    Nonredeemable preferred stocks.......................      52,324       51,192       51,192
                                                           ----------   ----------   ----------
            Total equities...............................     460,789      588,341      588,341
                                                           ----------   ----------   ----------
Other invested assets....................................     170,438      173,043      173,043
                                                           ----------   ----------   ----------
Short-term investments...................................       5,935        5,935        5,935
                                                           ----------   ----------   ----------
            Total investments............................  $4,180,060   $4,250,217   $4,229,445
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

* Investments in fixed maturities are shown at amortized cost.

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (PARENT COMPANY ONLY)
                        AS OF DECEMBER 31, 1999 AND 1998

                                                                 1999         1998
                                                                 ----         ----
                                                                  (in thousands)
Assets:
    Bonds available for sale, at market value (amortized
      cost: 1999 -- $14,406; 1998 -- $12,014)...............  $   14,128   $   12,205
    Cash and cash equivalents...............................         308          415
    Investment in subsidiaries..............................   1,629,916    1,599,335
    Other assets............................................         870          799
    Dividend due from subsidiary............................       4,350        3,815
                                                              ----------   ----------
        Total assets........................................  $1,649,572   $1,616,569
                                                              ----------   ----------
                                                              ----------   ----------
Liabilities:
    Dividends payable.......................................  $    4,350   $    3,815
    Accrued liabilities.....................................       2,705        2,615
                                                              ----------   ----------
        Total liabilities...................................       7,055        6,430
                                                              ----------   ----------
Stockholders' equity:
    Preferred Stock.........................................          --           --
    Common Stock............................................      35,528       35,467
    Additional paid-in capital..............................     200,567      198,425
    Accumulated other comprehensive income..................      18,212      158,552
    Retained earnings.......................................   1,398,210    1,227,695
    Treasury Stock, at cost; 800,000 shares.................     (10,000)     (10,000)
                                                              ----------   ----------
        Total stockholders' equity..........................   1,642,517    1,610,139
                                                              ----------   ----------
        Total liabilities and stockholders' equity..........  $1,649,572   $1,616,569
                                                              ----------   ----------
                                                              ----------   ----------

 See Notes to Condensed Financial Information of Registrant -- (Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                            STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999       1998       1997
                                                                ----       ----       ----
                                                                      (in thousands)
Revenues:
    Net investment income (principally dividends from
      subsidiary)...........................................  $ 17,662   $ 15,618   $ 14,710
    Equity in undistributed income of subsidiaries..........   170,613    233,138    172,494
                                                              --------   --------   --------
        Total revenues......................................   188,275    248,756    187,204
Operating expenses..........................................     1,123      1,527      2,338
                                                              --------   --------   --------
Income before income taxes..................................   187,152    247,229    184,866
Income tax benefits -- current..............................      (210)      (294)      (634)
                                                              --------   --------   --------
        Net income..........................................  $187,362   $247,523   $185,500
                                                              --------   --------   --------
                                                              --------   --------   --------

 See Notes to Condensed Financial Information of Registrant -- (Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999        1998        1997
                                                                ----        ----        ----
                                                                       (in thousands)
Cash flows from operating activities:
    Net income..............................................  $ 187,362   $ 247,523   $ 185,500
                                                              ---------   ---------   ---------
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Equity in undistributed income of subsidiaries......   (170,613)   (233,138)   (172,494)
        Change in dividend due from subsidiary..............       (535)       (355)       (349)
        Changes in other assets and accrued liabilities.....        223         638         950
                                                              ---------   ---------   ---------
            Total adjustments...............................   (170,925)   (232,855)   (171,893)
                                                              ---------   ---------   ---------
            Net cash provided by operating activities.......     16,437      14,668      13,607
                                                              ---------   ---------   ---------
Cash flows from investing activities:
    Purchase of bonds.......................................     (2,435)     (3,029)     (1,474)
                                                              ---------   ---------   ---------
            Net cash used in investing activities...........     (2,435)     (3,029)     (1,474)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
    Dividends to stockholders...............................    (16,312)    (14,550)    (13,132)
    Proceeds from common stock issued.......................      2,203       3,035       1,014
                                                              ---------   ---------   ---------
            Net cash from financing activities..............    (14,109)    (11,515)    (12,118)
                                                              ---------   ---------   ---------
            Change in cash and cash equivalents.............       (107)        124          15
Cash and cash equivalents, beginning of year................        415         291         276
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $     308   $     415   $     291
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

---------

Notes to Condensed Financial Information of Registrant -- (Parent Company Only)

(1) The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2) Investment in subsidiaries is reflected on the equity method.

                                                                    SCHEDULE III

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
      AS OF DECEMBER 31, 1999, 1998 AND 1997 AND FOR THE YEARS THEN ENDED

                                                                                                                NET
                                              UNPAID                                                        COMMISSIONS
                                            LOSSES AND                                         NET LOSSES   AND CHANGE
                               DEFERRED        LOSS                     NET          NET        AND LOSS    IN DEFERRED
                              ACQUISITION   ADJUSTMENT   UNEARNED     PREMIUMS    INVESTMENT   ADJUSTMENT   ACQUISITION
                                 COSTS       EXPENSES    PREMIUMS      EARNED       INCOME      EXPENSES       COSTS
                                 -----       --------    --------      ------       ------      --------       -----
                                                                   (in thousands)
1999
 PROPERTY-CASUALTY
   DOMESTIC.................    $33,932     $2,277,655   $236,598    $  768,633    $170,011    $ 537,145     $199,843
   INTERNATIONAL:
      EUROPE................     16,889        788,187     98,382       565,692      49,975      482,326      119,390
      OTHER.................     20,201        239,089     62,803       150,309      10,753      129,346       43,252
                                -------     ----------   --------    ----------    --------    ----------    --------
         CONSOLIDATED.......    $71,022     $3,304,931   $397,783    $1,484,634    $230,739    $1,148,817    $362,485
                                -------     ----------   --------    ----------    --------    ----------    --------
                                -------     ----------   --------    ----------    --------    ----------    --------
1998
 Property-Casualty
   Domestic.................    $38,412     $2,266,341   $214,255    $  708,436    $159,515    $ 507,357     $167,770
   International:
      Europe................     15,785        638,036     95,381       556,301      52,532      421,638      132,041
      Other.................     13,381        211,661     77,016       115,833       9,953       91,893       30,432
                                -------     ----------   --------    ----------    --------    ----------    --------
         Consolidated.......    $67,578     $3,116,038   $386,652    $1,380,570    $222,000    $1,020,888    $330,243
                                -------     ----------   --------    ----------    --------    ----------    --------
                                -------     ----------   --------    ----------    --------    ----------    --------
1997
 Property-Casualty
   Domestic.................    $36,965     $2,193,704   $207,589    $  656,534    $151,718    $ 504,023     $137,304
   International:
      Europe................     17,883        544,626    102,791       488,883      45,906      360,634      117,458
      Other.................      9,904        180,452     56,260       113,834      10,022       68,358       33,667
                                -------     ----------   --------    ----------    --------    ----------    --------
         Consolidated.......    $64,752     $2,918,782   $366,640    $1,259,251    $207,646    $ 933,015     $288,429
                                -------     ----------   --------    ----------    --------    ----------    --------
                                -------     ----------   --------    ----------    --------    ----------    --------


                                OTHER        NET
                              OPERATING    PREMIUMS
                              EXPENSES     WRITTEN
                              --------     -------
                                  (in thousands)
1999
 PROPERTY-CASUALTY
   DOMESTIC.................   $23,782    $  750,623
   INTERNATIONAL:
      EUROPE................    16,426       570,647
      OTHER.................    10,421       177,254
                               -------    ----------
         CONSOLIDATED.......   $50,629    $1,498,524
                               -------    ----------
                               -------    ----------
1998
 Property-Casualty
   Domestic.................   $23,308    $  711,689
   International:
      Europe................    16,432       547,770
      Other.................     9,018       134,241
                               -------    ----------
         Consolidated.......   $48,758    $1,393,700
                               -------    ----------
                               -------    ----------
1997
 Property-Casualty
   Domestic.................   $23,161    $  669,959
   International:
      Europe................    11,609       506,275
      Other.................     7,526       117,902
                               -------    ----------
         Consolidated.......   $42,296    $1,294,136
                               -------    ----------
                               -------    ----------

                                                                     SCHEDULE IV

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                        PERCENTAGE
                                                                                            OF
                                                  CEDED TO     ASSUMED                    AMOUNT
                                          GROSS     OTHER     FROM OTHER                 ASSUMED
                                          AMOUNT  COMPANIES   COMPANIES    NET AMOUNT     TO NET
                                          ------  ---------   ---------    ----------     ------
                                                               (in thousands)
1999
    PREMIUMS WRITTEN:
        PROPERTY-CASUALTY...............    --    $192,190    $1,690,714   $1,498,524      113%

1998
    Premiums written:
        Property-Casualty...............    --    $173,185    $1,566,885   $1,393,700      112%
1997
    Premiums written:
        Property-Casualty...............    --    $169,182    $1,463,318   $1,294,136      113%

                                                                     SCHEDULE VI

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
      AS OF DECEMBER 31, 1999, 1998 AND 1997 AND FOR THE YEARS THEN ENDED

                                                                                                  NET LOSSES AND LOSS
                                       UNPAID                                                     ADJUSTMENT EXPENSES     NET PAID
                                     LOSSES AND                                                       RELATED TO         LOSSES AND
                        DEFERRED        LOSS      DISCOUNT                NET          NET       ---------------------      LOSS
                       ACQUISITION   ADJUSTMENT    IF ANY   UNEARNED    PREMIUMS    INVESTMENT    CURRENT      PRIOR     ADJUSTMENT
                          COSTS       EXPENSES    DEDUCTED  PREMIUMS     EARNED       INCOME        YEAR       YEARS      EXPENSES
                          -----       --------    --------  --------     ------       ------        ----       -----      --------
                                                                      (in thousands)
1999.................    $71,022     $3,304,931      --     $397,783   $1,484,634    $230,739    $1,216,294   $(67,477)  $1,042,758
1998.................    $67,578     $3,116,038      --     $386,652   $1,380,570    $222,000    $1,080,377   $(59,489)  $  887,513
1997.................    $64,752     $2,918,782      --     $366,640   $1,259,251    $207,646    $  947,578   $(14,563)  $  793,815

                           NET
                       COMMISSIONS
                       AND CHANGE
                       IN DEFERRED      NET
                       ACQUISITION    PREMIUMS
                          COSTS       WRITTEN
                          -----       -------
                            (in thousands)
1999.................   $362,485     $1,498,524
1998.................   $330,243     $1,393,700
1997.................   $288,429     $1,294,136

                                 EXHIBIT INDEX

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
 3.1    -- Certificate of Incorporation, as
           amended through April 19, 1990..........  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

3.1.1   -- Certificate of Amendment of the
           Certificate of Incorporation, dated
           May 25, 1999............................  Filed herewith.

 3.2    -- Amended and Restated By-Laws, as of
           March 25, 1999..........................  Filed as exhibit to the Company's 1998
                                                       Annual Report on Form 10-K (File No.
                                                       1-10545) and incorporated herein by
                                                       reference.

 4.1    -- Form of Common Stock Certificate........  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.1    -- Amended and Restated Shareholders
           Agreement among American Express
           Company, Gulf Insurance Company, The
           Lambert Brussels Financial Corporation,
           Stoneridge Limited, Mavron Ltd.,
           American International Group, Inc.,
           American Home Assurance Company,
           Metropolitan Life Insurance Company,
           certain trustees under an Indenture of
           Trust made by SwissRe Holding Limited,
           SwissRe Holding Limited, General Re
           Corporation, Compagnie Financiere et de
           Reassurance du Groupe AG, Daido Mutual
           Life Insurance Company, The Nichido Fire
           and Marine Insurance Company, Limited,
           Transatlantic Reinsurance Company, and
           PREINCO Holdings, Inc., dated
           January 5, 1990.........................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.2    -- Exclusive Agency Agreement between
           Transatlantic Reinsurance Company and
           American Home Assurance Company, dated
           February 27, 1980.......................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.3    -- Service and Expense Agreement among
           PREINCO Holdings, Inc., Putnam Rein-
           surance Company, and American Interna-
           tional Group, Inc. dated July 1, 1986...  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.4    -- Service and Expense Agreement between
           Transatlantic Reinsurance Company and
           American International Group, Inc.,
           dated December 15, 1977.................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
10.5    -- Investment Management Contract between
           Transatlantic Reinsurance Company and
           AIG Global Investors, Inc. dated
           August 1, 1986..........................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.6    -- Investment Management Contract between
           Putnam Reinsurance Company and AIG
           Global Investors, Inc. dated August 1,
           1986....................................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.7    -- Transatlantic Holdings, Inc. 1990 Stock
           Option Plan*............................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.7(a) -- Transatlantic Holdings, Inc. 1990
           Employee Stock Purchase Plan*...........  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-41474)
                                                       and incorporated herein by reference.

10.7(b) -- Amended Transatlantic Holdings, Inc.
           1990 Stock Option Plan*.................  Filed as exhibit to the Company's 1992
                                                       Quarterly Report on Form 10-Q for the
                                                       quarter ended June 30, 1992 (File
                                                       No. 1-10545) and incorporated herein by
                                                       reference.

10.7(c) -- Transatlantic Holdings, Inc. 1995 Stock
           Option Plan and form of Director Option
           Agreement*..............................  Filed as exhibits to the Company's
                                                       Registration Statement on Form S-8 (File
                                                       No. 33-99764) and incorporated herein by
                                                       reference.

10.7(d) -- Amendment to Transatlantic Holdings,
           Inc. 1990 Employee Stock Purchase Plan,
           effective as of December 7, 1995*.......  Filed as exhibit to the Company's Current
                                                       Report on Form 8-K (File No. 1-10545)
                                                       dated January 31, 1996, and incorporated
                                                       herein by reference.

10.8    -- Transatlantic Reinsurance Company 1989
           Stock Option Plan*......................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.9    -- Transatlantic Reinsurance Company 1984
           Stock Option Plan*......................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.10   -- Transatlantic Reinsurance Company 1979
           Stock Option Plan*......................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
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

10.12   -- Quota Share Reinsurance Treaty between
           New Hampshire Insurance Company and
           Transatlantic Reinsurance Company, dated
           February 9, 1978........................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.13   -- Quota Share Reinsurance Treaty between
           American International Underwriters
           Overseas Ltd. and Transatlantic
           Reinsurance Company, dated
           September 22, 1978......................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.14   -- Surplus Treaty between American
           International Group Companies and
           Transatlantic Reinsurance Company, dated
           September 29, 1989......................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.15   -- Quota Share Reinsurance Treaty among
           Lexington Insurance Company, Landmark
           Insurance Company, New Hampshire
           Insurance Company and Transatlantic
           Reinsurance Company, dated February 28,
           1990....................................  Filed as exhibit to the Company's
                                                       Registration statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.16   -- Representative Facultative Insurance
           Certificate for Casualty Reinsurance
           Risk (Certificate between National Union
           Fire Insurance Company of Pittsburgh,
           Pa. and Transatlantic Reinsurance
           Company, dated January 9, 1990).........  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.17   -- Representative Facultative Insurance
           Certificate for Property Reinsurance
           Risk (Certificate between American Home
           Assurance Company and Transatlantic
           Reinsurance Company, dated March 7,
           1990)...................................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
10.18   -- Agreement between American Interna-
           tional Group, Inc. and Transatlantic
           Reinsurance Company, dated December 15,
           1977, providing Transatlantic
           Reinsurance Company with a right of
           first acceptance of reinsurance of risks
           insured by affiliates of American
           International Group, Inc................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.19   -- Aggregate Excess Treaty between
           Transatlantic Reinsurance Company and
           National Union Fire Insurance Company of
           Pittsburgh, Pa., dated November 15,
           1989....................................  Filed as exhibit to the Company's
                                                       Registration Statement (File No. 33-34433)
                                                       and incorporated herein by reference.

10.20   -- Management Agreement between Transat-
           lantic Reinsurance Company and Putnam
           Reinsurance Company, dated February 15,
           1991....................................  Filed as exhibit to the Company's 1995
                                                       Annual Report on Form 10-K (File No.
                                                       1-10545) and incorporated herein by
                                                       reference.

10.21   -- Quota Share Reinsurance Agreement
           between Transatlantic Reinsurance Com-
           pany and Putnam Reinsurance Company,
           dated December 6, 1995..................  Filed as exhibit to the Company's 1995
                                                       Annual Report on Form 10-K (File No.
                                                       1-10545) and incorporated herein by
                                                       reference.

21.1    -- Subsidiaries of the registrant..........  Filed herewith.

23.1    -- Consent of PricewaterhouseCoopers LLP...  Filed herewith.

27.1    -- Financial Data Schedule.................  Provided herewith.

---------

* Management compensation plan.