Form 10-Q
period 2000-03-31
TRANSATLANTIC HOLDINGS INC
filed 2000-05-11
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to ________

                         Commission File Number     1-10545
                                               -----------------

                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                     13-3355897
------------------------------------------------       -------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


  80 Pine Street, New York, New York                           10005
------------------------------------------------       -------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code                (212) 770-2000
                                                                 ---------------------------

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

           YES      X                        NO
               -----------                      ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000 34,733,921
                                   ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                                             (Unaudited)
                                                                                                 2000                 1999
                                                                                             -----------            --------
                                ASSETS                                                        (in thousands, except share data)
Investments and cash:
      Fixed maturities:
          Bonds held to maturity, at amortized cost (market value: 2000-$1,067,934;
               1999-$1,083,740)                                                                $1,039,701           $1,062,968
          Bonds available for sale, at market value (amortized cost: 2000-$2,452,424;
               1999-$2,479,930)                                                                 2,395,804            2,399,158
      Equities:
          Common stocks available for sale, at market value (cost: 2000-$419,547;
               1999-$408,465)                                                                     553,473              537,149
          Nonredeemable preferred stocks available for sale, at market value
               (cost: 2000-$29,011; 1999-$52,324)                                                  26,413               51,192
      Other invested assets                                                                       185,427              173,043
      Short-term investments, at cost which approximates market value                               2,786                5,935
      Cash and cash equivalents                                                                   127,294              104,017
                                                                                               ----------           ----------
               Total investments and cash                                                       4,330,898            4,333,462
Accrued investment income                                                                          76,528               73,578
Premium balances receivable, net                                                                  213,326              208,525
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                                  279,935              294,147
      Other                                                                                       291,218              274,414
Deferred acquisition costs                                                                         71,384               71,022
Prepaid reinsurance premiums                                                                       41,668               32,188
Deferred income taxes                                                                             152,775              153,548
Other assets                                                                                       36,611               39,314
                                                                                               ----------           ----------
               Total assets                                                                    $5,494,343           $5,480,198
                                                                                               ==========           ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                     $3,250,231           $3,304,931
Unearned premiums                                                                                 409,258              397,783
Reinsurance balances payable                                                                       60,536               82,942
Other liabilities                                                                                  74,037               52,025
                                                                                               ----------           ----------
               Total liabilities                                                                3,794,062            3,837,681
                                                                                               ----------           ----------
               Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                         --                   --
Common Stock, $1.00 par value; shares authorized: 100,000,000;
      shares issued: 2000-35,533,921; 1999-35,527,822                                              35,534               35,528
Additional paid-in capital                                                                        200,834              200,567
Accumulated other comprehensive income                                                             23,687               18,212
Retained earnings                                                                               1,450,226            1,398,210
Treasury Stock, at cost; 800,000 shares                                                           (10,000)             (10,000)
                                                                                               ----------           ----------
               Total stockholders' equity                                                       1,700,281            1,642,517
                                                                                               ----------           ----------
               Total liabilities and stockholders' equity                                      $5,494,343           $5,480,198
                                                                                               ==========           ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                              Three Months Ended
                                                                    March 31,
                                                           2000                  1999
                                                        ------------         -------------
                                                       (in thousands, except per share data)
Income:

       Net premiums written                                $392,513              $357,218
       Increase in net unearned premiums                     (2,331)              (25,177)
                                                           --------              --------

       Net premiums earned                                  390,182               332,041
       Net investment income                                 58,637                55,313
                                                           --------              --------

                                                            448,819               387,354
                                                           --------              --------

Expenses:
       Net losses and loss adjustment expenses              288,889               244,419
       Net commissions                                       88,806                78,678
       Other operating expenses                              13,205                13,387
       Increase in deferred acquisition costs                  (362)               (4,087)
                                                           --------              --------

                                                            390,538               332,397
                                                           --------              --------

                                                             58,281                54,957
Realized net capital gains                                   13,877                41,728
                                                           --------              --------

Operating income                                             72,158                96,685
Other deductions                                               (549)                  (27)
                                                           --------              --------

Income before income taxes                                   71,609                96,658
Income taxes                                                 15,251                22,430
                                                           --------              --------

       Net income                                          $ 56,358              $ 74,228
                                                           ========              ========


Net income per common share:
       Basic                                                  $1.62                 $2.14
       Diluted                                                 1.61                  2.13

Dividends per common share                                    0.125                  0.11

Weighted average common shares outstanding:
       Basic                                                 34,731                34,682
       Diluted                                               34,913                34,871



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)



                                                                                       2000             1999
                                                                                     ---------       ---------
                                                                                           (in thousands)

Net cash (used in) provided by operating activities                                $ (42,337)        $  65,143
                                                                                   ---------         ---------

Cash flows from investing activities:
      Proceeds of bonds available for sale sold                                      104,128           124,306
      Proceeds of bonds held to maturity redeemed                                     29,693               683
      Proceeds of bonds available for sale redeemed or matured                        71,417            73,579
      Proceeds of equities sold                                                      206,274           192,311
      Purchase of bonds held to maturity                                              (5,989)               --
      Purchase of bonds available for sale                                          (165,945)         (347,225)
      Purchase of equities                                                          (175,474)         (115,091)
      Net purchase of other invested assets                                          (15,328)          (68,362)
      Net proceeds (purchase) of short-term investments                                3,147            (8,193)
      Change in other liabilities for securities in course of settlement              22,396            68,655
      Other, net                                                                         565            10,289
                                                                                   ---------         ---------
          Net cash provided by (used in) investing activities                         74,884           (69,048)
                                                                                   ---------         ---------
Cash flows from financing activities:
      Dividends to stockholders                                                       (4,342)           (3,816)
      Proceeds from common stock issued                                                  273               997
      Net disbursements from reinsurance deposits                                     (2,039)           (1,556)
                                                                                   ---------         ---------
          Net cash used in financing activities                                       (6,108)           (4,375)
                                                                                   ---------         ---------
Effect of exchange rate changes on cash and cash equivalents                          (3,162)           (1,396)
                                                                                   ---------         ---------
          Change in cash and cash equivalents                                         23,277            (9,676)
Cash and cash equivalents, beginning of period                                       104,017            70,589
                                                                                   ---------         ---------
          Cash and cash equivalents, end of period                                 $ 127,294         $  60,913
                                                                                   =========         =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                  2000                  1999
                                                                                --------              -------

                                                                                        (in thousands)
Net income                                                                      $ 56,358             $ 74,228
                                                                                --------             --------
Other comprehensive income (loss):
     Net unrealized appreciation (depreciation) of investments:
        Net unrealized holding gains (losses) arising during period               38,860              (16,583)
        Related income tax effect                                                (13,601)               5,804
        Reclassification adjustment for gains included in net income             (13,877)             (41,728)
        Related income tax effect                                                  4,857               14,605
                                                                                --------             --------
                                                                                  16,239              (37,902)
                                                                                --------             --------


     Net unrealized currency translation loss                                    (16,561)             (20,687)
     Related income tax effect                                                     5,797                7,241
                                                                                --------             --------
                                                                                 (10,764)             (13,446)
                                                                                --------             --------

Other comprehensive income (loss)                                                  5,475              (51,348)
                                                                                --------             --------

Comprehensive income                                                            $ 61,833             $ 22,880
                                                                                ========             =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

1. General

      The condensed consolidated financial statements are unaudited, but have been prepared on the basis of accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

2. Per Common Share Information

      Net income per common share for the periods presented has been computed below in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and is based on the weighted average number of common shares outstanding.



                                                                   Three Months Ended
                                                                       March 31,
                                                                   2000             1999
                                                                  ------           ------
                                                                (in thousands, except
                                                                    per share data)
Net income (numerator)                                           $56,358            $74,228
                                                                 =======            =======
Weighted average common shares outstanding
  used in the computation of net income per share:
  Average shares issued                                           35,531             35,482
  Less: Average shares in treasury                                   800                800
                                                                 -------            -------
  Average outstanding shares - basic (denominator)                34,731             34,682
  Average potential shares, principally stock options                182                189
                                                                 -------            -------
  Average outstanding shares - diluted (denominator)              34,913             34,871
                                                                 =======            =======
Net income per common share:
  Basic                                                          $  1.62            $  2.14
  Diluted                                                           1.61               2.13

3. Reinsurance

      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:


                                                             Three Months Ended
                                                                  March 31,
                                                          2000                  1999
                                                         ------                ------
                                                               (in thousands)
Gross premiums written                                  $452,539              $406,103
Reinsurance ceded                                        (60,026)              (48,885)
                                                        --------              --------
Net premiums written                                    $392,513              $357,218
                                                        ========              ========

Gross premiums earned                                   $440,727              $369,720
Reinsurance ceded                                        (50,545)              (37,679)
                                                        --------              --------
Net premiums earned                                     $390,182              $332,041
                                                        ========              ========
Gross incurred losses and
  loss adjustment expenses                              $352,860              $280,178
Reinsurance ceded                                        (63,971)              (35,759)
                                                        --------              --------
Net losses and loss
  adjustment expenses                                   $288,889              $244,419
                                                        ========              ========



4. Dividends

      During the first quarter of 2000, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $4,350,000 or $0.125 per common share.

5. Income Taxes

      Income taxes paid, net, in the first quarter totaled $3,948,000 and $3,911,000 in 2000 and 1999, respectively.

6. Segment Information

      The following table presents a summary of comparative financial data by segment:


                                                                       International
                                                                ----------------------------
                                              Domestic           Europe(3)             Other       Consolidated
                                            ------------        ----------            -------      -------------
                                                                       (in thousands)
Three Months Ended March 31, 2000:
Revenues(1)(2)                                $251,367            $149,654             $61,675       $462,696
Income before income taxes(2)                   66,508               2,702               2,399         71,609

Three Months Ended March 31, 1999:
Revenues(1)(2)                                $251,053            $135,300             $42,729       $429,082
Income before income taxes(2)                   80,440              13,243               2,975         96,658

------------------
(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.

(2) Domestic revenues and income before income taxes include realized net capital gains of $12,252 and $41,494 for the three months ended March 31, 2000 and 1999, respectively. Realized net capital gains for other segments in each of the periods presented is not material.

(3) Includes revenues from the London, England office of $89,988 and $85,554 for the three months ended March 31, 2000 and 1999, respectively.


7. Additional Information

      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1999.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:


                                                  Three Months Ended
                                                        March 31,
                                           -----------------------------------
                                              2000       1999        Change
                                           -----------------------------------
                                                (dollars in millions)
Net premiums written                        $392.5      $357.2        9.9%
Net premiums earned                          390.2       332.0       17.5
Net investment income                         58.6        55.3        6.0


      Net premiums written for the first quarter of 2000 exceeded the same 1999 period due to increases in domestic and, to a lesser extent, international treaty business. Domestic net premiums written in first quarter 2000 exceeded the comparable 1999 amount due largely to an increase in the aviation line, principally from experience rated treaties. The increase in international business emanated, in large part, from the auto physical damage line, particularly from Latin America and Asia. International business represented 48 percent of worldwide net premiums written for the first quarter of 2000 compared to 49 percent for the same 1999 period. While rate firming was evident in certain classes of business, the reinsurance marketplace worldwide remained highly competitive.

      The increase in net investment income for the first quarter of 2000 versus the comparable 1999 period resulted from continued investment of positive operating cash flow in recent periods, excluding the first quarter of 2000, a period in which operating cash flow was negative. (See discussion of cash flow under FINANCIAL CONDITION AND LIQUIDITY.)

      The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for the periods indicated:

                                            Three Months Ended
                                                  March 31,
                                          -----------------------
                                               2000    1999
                                          -----------------------
Loss and loss adjustment
  expense ratio                                74.0    73.6
Underwriting expense ratio                     26.0    25.8
Combined ratio                                100.0    99.4


      There was no significant catastrophe loss activity in the 2000 or 1999 first quarter results. The increase in the underwriting expense ratio is caused by an increase of 0.6 in the ratio of net commissions to net premiums written partially offset by a reduction of 0.4 in the ratio of other operating expenses to net premiums written.

      Realized net capital gains on the disposition of investments totaled $13.9 million in the first quarter of 2000 compared with $41.7 million for the same period of 1999. The redeployment of a portion of the equity portfolio generally into fixed income investments accounted for the high level of realized capital gains in the first quarter of 1999.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
MARCH 31, 2000

      Income before income taxes in the first quarter of 2000 totaled $71.6 million versus $96.7 million recorded in the same 1999 period. Overall, the decline in income before income taxes was principally due to a reduction in realized net capital gains in the 2000 first quarter. Domestically, the decrease in income before income taxes resulted primarily from the aforementioned reduction in realized net capital gains partially offset by improved underwriting results. In addition, income before income taxes declined in Europe in 2000 versus the comparable 1999 period due largely to increased loss activity in the London market.

      The effective tax rates for the first quarters of 2000 and 1999 were 21.3 percent and 23.2 percent, respectively. The decreased effective tax rate in 2000 resulted from the fact that tax-exempt interest income represented a higher percentage of income before income taxes in 2000 than in 1999.

         First quarter net income includes realized capital gains, net of income taxes, of $9.1 million, or $0.25 per common share (diluted), and $27.1 million, or $0.78 per common share (diluted), in 2000 and 1999, respectively.

      Net income in the first quarter of 2000 totaled $56.4 million compared with $74.2 million in the same period of 1999. On a diluted per common share basis, net income for the first quarters of 2000 and 1999 were $1.61 and $2.13, respectively. Reasons for the decreases are as discussed above.

      In March 2000, the Board of Directors declared a quarterly dividend of $0.125 per common share to stockholders of record as of June 2, 2000, payable on June 16, 2000.

      FINANCIAL CONDITION AND LIQUIDITY. Unpaid losses and loss adjustment expenses declined by $54.7 million in the first quarter of 2000. The decline in unpaid losses and loss adjustment expenses in the 2000 first quarter was due largely to the payment of previously reserved claims, including 1999 catastrophe losses, in the 2000 first quarter.

      Stockholders' equity totaled $1,700.3 million at March 31, 2000, an increase of $57.8 million from year-end 1999. The increase in stockholders' equity is primarily composed of net income of $56.4 million, an increase in accumulated other comprehensive income of $5.5 million (consisting of an increase in net unrealized appreciation of investments, net of taxes, of $16.2 million partially offset by net unrealized currency translation losses, net of taxes, of $10.7 million) less dividends of $4.4 million.

      First quarter 2000 operating cash flow was negative, a substantial reduction from the 1999 first quarter positive amount. This reduction was caused by significant negative underwriting cash flow resulting, in large part, from paid losses relating to 1999 catastrophes. Transatlantic Holdings, Inc. and subsidiaries (TRH) believes that its liquidity has not materially changed since the end of 1999.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
MARCH 31, 2000

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

      TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In these analyses, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses, net of reinsurance, and unearned premiums.

      TRH calculated the VaR as of December 31, 1999 and 1998. Through March 31, 2000 and 1999, the economic facts and circumstances had not significantly changed from the respective prior year ends. Therefore, the VaR amounts at December 31, 1999 and 1998 are representative of the VaRs which could be calculated at March 31, 2000 and 1999, respectively. The VaR calculations as of December 31, 1999 and 1998 used the variance-covariance (delta-normal) methodology. The calculation also used daily historical interest and foreign currency exchange rates and equity prices in the two years ended December 31, 1999 and 1998, as applicable. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities as well as the use of financial modeling were employed in the analysis process. Thus, the VaR measured the sensitivity of the asset and the liability portfolios to each of the aforementioned market risk exposures. Each sensitivity was estimated separately to capture the market risk. The following table presents the VaR of each component of market risk as of December 31, 1999 and 1998:


Market Risk                                 1999       1998
-----------                                 ----       ----
                                             (in millions)
Interest rate                                $38       $24
Equity                                        65        62
Currency                                       8         8




      Each sensitivity was then applied to a database which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95% for a time period of one month. VaR with respect to the aggregate of the three components of market risk cannot be derived by summing the individual risk amounts in the table above. At December 31, 1999 and 1998, the VaR for TRH's financial instruments were approximately $76 million and $69 million, respectively.

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

          (b) There were no reports on form 8-K for the three months ended March 31, 2000.

          Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.


                                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TRANSATLANTIC HOLDINGS, INC.
                                       -----------------------------
                                               (Registrant)



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



Dated May 11, 2000

                            EXHIBIT INDEX


     Exhibit
      Number                 Description                               Location
     -------                 -----------                               --------
       27.0              Financial data schedule                  Provided herewith.
