Form 10-Q
period 2000-06-30
TRANSATLANTIC HOLDINGS INC
filed 2000-08-10
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to ________

                   Commission File Number       1-10545
                                          -----------------


                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  DELAWARE                                             13-3355897
----------------------------------------        -------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)


  80 Pine Street, New York, New York                     10005
----------------------------------------         -------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (212) 770-2000
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

              YES      X                          NO
                  ------------                       ---------

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of June 30, 2000          34,755,836
                                       ----------------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                                         (Unaudited)
                                                                                            2000                  1999
                                                                                        --------------       ---------------
                                    ASSETS                                               (in thousands, except share data)
Investments and cash:
   Fixed maturities:
       Bonds held to maturity, at amortized cost (market value:
          2000-$1,002,085; 1999-$1,083,740)                                               $   974,764            $1,062,968
       Bonds available for sale, at market value (amortized cost:
          2000-$2,519,260; 1999-$2,479,930)                                                 2,468,842             2,399,158
   Equities:
       Common stocks available for sale, at market value (cost:
          2000-$385,488; 1999-$408,465)                                                       493,050               537,149
       Nonredeemable preferred stocks available for sale, at market value
          (cost: 2000-$27,009; 1999-$52,324)                                                   25,236                51,192
   Other invested assets                                                                      139,642               173,043
   Short-term investments, at cost which approximates market value                              3,272                 5,935
   Cash and cash equivalents                                                                  114,103               104,017
                                                                                        --------------        --------------
               Total investments and cash                                                   4,218,909             4,333,462
Accrued investment income                                                                      67,811                73,578
Premium balances receivable, net                                                              243,317               208,525
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                              285,965               294,147
      Other                                                                                   297,196               274,414
Deferred acquisition costs                                                                     70,767                71,022
Prepaid reinsurance premiums                                                                   38,925                32,188
Deferred income taxes                                                                         157,045               153,548
Other assets                                                                                   32,401                39,314
                                                                                        --------------        --------------
               Total assets                                                               $ 5,412,336            $5,480,198
                                                                                        ==============        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                $ 3,171,359            $3,304,931
Unearned premiums                                                                             402,525               397,783
Reinsurance balances payable                                                                   38,439                82,942
Other liabilities                                                                              52,527                52,025
                                                                                        --------------        --------------
               Total liabilities                                                            3,664,850             3,837,681
                                                                                        --------------        --------------
               Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                      -                     -
Common Stock, $1.00 par value; shares authorized: 100,000,000;
      shares issued: 2000-35,555,836; 1999-35,527,822                                          35,556                35,528
Additional paid-in capital                                                                    201,783               200,567
Accumulated other comprehensive income                                                         23,630                18,212
Retained earnings                                                                           1,496,517             1,398,210
Treasury Stock, at cost; 800,000 shares                                                       (10,000)              (10,000)
                                                                                        --------------        --------------
               Total stockholders' equity                                                   1,747,486             1,642,517
                                                                                        --------------        --------------
               Total liabilities and stockholders' equity                                 $ 5,412,336            $5,480,198
                                                                                        ==============        ==============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                               2000            1999               2000              1999
                                                           -------------    ------------      --------------    --------------
                                                                          (in thousands, except per share data)
Income:
       Net premiums written                                    $402,770        $360,043            $795,283          $717,261
       Decrease (increase) in net unearned premiums                 980           2,273              (1,351)          (22,904)
                                                           -------------    ------------      --------------    --------------

       Net premiums earned                                      403,750         362,316             793,932           694,357
       Net investment income                                     57,820          58,495             116,457           113,808
                                                           -------------    ------------      --------------    --------------

                                                                461,570         420,811             910,389           808,165
                                                           -------------    ------------      --------------    --------------

Expenses:
       Net losses and loss adjustment expenses                  294,897         257,470             583,786           501,889
       Net commissions                                           94,504          91,408             183,310           170,086
       Other operating expenses                                  12,872          12,355              26,077            25,742
       Decrease (increase) in deferred acquisition costs            617             722                 255            (3,365)
                                                           -------------    ------------      --------------    --------------

                                                                402,890         361,955             793,428           694,352
                                                           -------------    ------------      --------------    --------------

                                                                 58,680          58,856             116,961           113,813
Realized net capital gains                                        5,928          18,015              19,805            59,743
                                                           -------------    ------------      --------------    --------------

Operating income                                                 64,608          76,871             136,766           173,556
Other (deductions) income                                          (188)             20                (737)               (7)
                                                           -------------    ------------      --------------    --------------

Income before income taxes                                       64,420          76,891             136,029           173,549
Income taxes                                                     13,435          17,612              28,686            40,042
                                                           -------------    ------------      --------------    --------------

       Net income                                               $50,985         $59,279            $107,343          $133,507
                                                           =============    ============      ==============    ==============


Net income per common share:

       Basic                                                      $1.47           $1.71               $3.09             $3.85
       Diluted                                                     1.46            1.70                3.07              3.83

Dividends per common share                                        0.135           0.125               0.260             0.235

Weighted average common shares outstanding:

       Basic                                                     34,747          34,702              34,740            34,692
       Diluted                                                   34,975          34,885              34,945            34,878



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)


                                                                                         2000              1999
                                                                                     -------------     -------------
                                                                                             (in thousands)
Net cash (used in) provided by operating activities                                     ($104,136)          $92,892
                                                                                     -------------     -------------

Cash flows from investing activities:
      Proceeds of bonds available for sale sold                                           194,369           308,004
      Proceeds of bonds held to maturity redeemed                                          95,155            37,804
      Proceeds of bonds available for sale redeemed or matured                            219,505           115,114
      Proceeds of equities sold                                                           425,711           251,885
      Purchase of bonds held to maturity                                                   (5,989)                -
      Purchase of bonds available for sale                                               (494,846)         (572,767)
      Purchase of equities                                                               (344,504)         (163,026)
      Net proceeds (purchase) of other invested assets                                     30,494           (30,080)
      Net proceeds (purchase) of short-term investments                                     1,082            (8,017)
      Change in other liabilities for securities in course of settlement                    9,991             7,357
      Other, net                                                                             (114)            9,597
                                                                                     -------------     -------------
          Net cash provided by (used in) investing activities                             130,854           (44,129)
                                                                                     -------------     -------------
Cash flows from financing activities:
      Dividends to stockholders                                                            (8,686)           (7,633)
      Proceeds from common stock issued                                                     1,244             1,869
      Net disbursements from reinsurance deposits                                          (4,489)          (10,715)
                                                                                     -------------     -------------
          Net cash used in financing activities                                           (11,931)          (16,479)
                                                                                     -------------     -------------
Effect of exchange rate changes on cash and cash equivalents                               (4,701)           (2,302)
                                                                                     -------------     -------------
          Change in cash and cash equivalents                                              10,086            29,982
Cash and cash equivalents, beginning of period                                            104,017            70,589
                                                                                     -------------     -------------
          Cash and cash equivalents, end of period                                       $114,103          $100,571
                                                                                     =============     =============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                             Three Months Ended          Six Months Ended
                                                                                   June 30,                  June 30,
                                                                              2000         1999         2000          1999
                                                                          -----------  -----------  -----------   ------------
                                                                                       (in thousands)
Net income                                                                   $50,985      $59,279      $107,343      $133,507
                                                                          -----------  -----------  ------------  ------------

Other comprehensive (loss) income:
    Net unrealized (depreciation) appreciation of investments:
        Net unrealized holding (losses) gains arising during period          (13,761)     (27,857)       25,099       (44,440)
        Related income tax effect                                              4,816        9,750        (8,785)       15,554
        Reclassification adjustment for gains included in net income          (5,928)     (18,015)      (19,805)      (59,743)
        Related income tax effect                                              2,075        6,305         6,932        20,910
                                                                          -----------  -----------  ------------  ------------
                                                                             (12,798)     (29,817)        3,441       (67,719)
                                                                          -----------  -----------  ------------  ------------

    Net unrealized currency translation gain (loss)                           19,603       (7,348)        3,042       (28,035)
    Related income tax effect                                                 (6,862)       2,572        (1,065)        9,813
                                                                          -----------  -----------  ------------  ------------
                                                                              12,741       (4,776)        1,977       (18,222)
                                                                          -----------  -----------  ------------  ------------

Other comprehensive (loss) income                                                (57)     (34,593)        5,418       (85,941)
                                                                          -----------  -----------  ------------  ------------

Comprehensive income                                                         $50,928      $24,686      $112,761       $47,566
                                                                          ===========  ===========  ============  ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)



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

                                                               Three Months Ended           Six Months Ended
                                                                     June 30,                  June 30,
                                                                2000         1999         2000           1999
                                                             -----------  -----------  ------------  -------------
                                                                      (in thousands, except per share data)

Net income (numerator)                                          $50,985      $59,279      $107,343       $133,507
                                                             ===========  ===========  ============  =============

Weighted average common shares outstanding
     used in the computation of net income per share:
     Average shares issued                                       35,547       35,502        35,540         35,492
     Less: Average shares in treasury                               800          800           800            800
                                                             -----------  -----------  ------------  -------------
     Average outstanding shares - basic (denominator)            34,747       34,702        34,740         34,692
     Average potential shares, principally stock options            228          183           205            186
                                                             -----------  -----------  ------------  -------------
     Average outstanding shares - diluted (denominator)          34,975       34,885        34,945         34,878
                                                             ===========  ===========  ============  =============

Net income per common share:
     Basic                                                       $ 1.47       $ 1.71        $ 3.09         $ 3.85
     Diluted                                                       1.46         1.70          3.07           3.83

3.   Reinsurance

      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                      Three Months Ended                  Six Months Ended
                                            June 30,                           June 30,
                                     2000             1999              2000             1999
                                 -------------    -------------     -------------    -------------
                                                          (in thousands)

Gross premiums written               $440,929         $400,565          $893,468         $806,668
Reinsurance ceded                     (38,159)         (40,522)          (98,185)         (89,407)
                                 -------------    -------------     -------------    -------------
Net premiums written                 $402,770         $360,043          $795,283         $717,261
                                 =============    =============     =============    =============

Gross premiums earned                $444,653         $412,100          $885,380         $781,820
Reinsurance ceded                     (40,903)         (49,784)          (91,448)         (87,463)
                                 -------------    -------------     -------------    -------------
Net premiums earned                  $403,750         $362,316          $793,932         $694,357
                                 =============    =============     =============    =============

Gross incurred losses and
     loss adjustment expenses        $336,716         $289,383          $689,576         $569,561
Reinsurance ceded                     (41,819)         (31,913)         (105,790)         (67,672)
                                 -------------    -------------     -------------    -------------
Net losses and loss
     adjustment expenses             $294,897         $257,470          $583,786         $501,889
                                 =============    =============     =============    =============


4.  Dividends

     During the second quarter of 2000, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $4,700,000 or $0.135 per common share.

5.   Income Taxes

      Income taxes paid, net, in the second quarter totaled $22,105,000 and $39,036,000 in 2000 and 1999, respectively. For the 2000 and 1999 six month periods, income taxes paid, net, totaled $26,053,000 and $42,947,000, respectively.

6.   Segment Information

     The following table presents a summary of comparative financial data by segment:

                                                             International
                                                       ---------------------------
                                          Domestic      Europe(3)        Other        Consolidated
                                         ------------  -----------   -------------   --------------
                                                             (in thousands)

Three Months Ended June 30, 2000:

Revenues(1)(2)                              $249,049      $174,147        $44,302        $ 467,498
Income before income taxes(2)                 59,616         1,879          2,925           64,420


Three Months Ended June 30, 1999:

Revenues(1)(2)                              $240,464      $155,209        $43,153        $ 438,826
Income before income taxes(2)                 72,487         2,924          1,480           76,891

                                                             International
                                                       ---------------------------
                                          Domestic      Europe(3)        Other       Consolidated
                                         ------------  ------------   ------------   --------------
                                                             (in thousands)

Six Months Ended June 30, 2000:

Revenues(1)(2)                              $500,416      $323,801       $105,977        $ 930,194
Income before income taxes(2)                126,124         4,581          5,324          136,029


Six Months Ended June 30, 1999:

Revenues(1)(2)                              $491,517      $290,509        $85,882        $ 867,908
Income before income taxes(2)                152,927        16,167          4,455          173,549


-----------------------------------------
(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.

(2) Domestic revenues and income before income taxes include realized net capital gains of $6,165 and $17,530 for the three months ended June 30, 2000 and 1999, respectively, and $18,417 and $59,024 for the six months ended June 30, 2000 and 1999, respectively. Realized net capital gains (losses) for other segments in each of the periods presented is not material.

(3) Includes revenues from the London, England office of $98,896 and $90,438 for the three months ended June 30, 2000 and 1999, respectively, and $188,884 and $175,992 for the six months ended June 30, 2000 and 1999, respectively.

7.   Additional Information

      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1999 and Form 10-Q filing for the quarter ended March 31, 2000.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                                   Three Months Ended                   Six Months Ended
                                       June 30,                              June 30,
                            ---------------------------------    ---------------------------------
                               2000       1999      Change           2000      1999      Change
                            ---------------------------------    ---------------------------------
                                                   (dollars in millions)
Net premiums written          $ 402.8    $ 360.0      11.9 %        $ 795.3    $ 717.3      10.9 %
Net premiums earned             403.8      362.3      11.4            793.9      694.4      14.3
Net investment income            57.8       58.5      (1.2)           116.5      113.8       2.3

         Net premiums written for the second quarter and first six months of 2000 exceeded the comparable 1999 periods as a result of increases in domestic and, to a lesser extent, international treaty business. With respect to comparative second quarter information, significant increases in domestic business occurred in certain specialty casualty (principally accident and health and other professional liability) and general casualty classes. In international business, property lines rose significantly. With respect to comparative six month data, significant increases in domestic business occurred in certain specialty casualty classes and in the aviation line (principally from experience rated treaties), while significant increases in international business occurred in certain property lines (including the automobile physical damage line). International business represented 49 percent of worldwide net premiums written for the first six months of 2000 compared to 51 percent for the same 1999 period. While rate firming continues to be evident in certain classes of business, the reinsurance marketplace worldwide remained competitive.

         The decrease in investment income in the current quarter compared to the same 1999 quarter was due to the reduction in investments and cash caused by negative operating cash flow resulting from significant increases in paid losses in the first two quarters of 2000 and the negative impact of foreign exchange on investment income earned by certain of our international locations in the current period. The increase in net investment income for the first six months of 2000 versus the comparable 1999 period resulted from the increase in first quarter investment income versus the 1999 first quarter (caused by the continued investment of positive operating cash flow generated throughout 1999), partially offset by the decrease in investment income experienced in the second quarter.

         The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for the periods indicated:

                                      Three Months Ended           Six Months Ended
                                           June 30,                    June 30,
                                   -------------------------   -------------------------
                                       2000        1999            2000        1999
                                   -------------------------   -------------------------
Loss and loss adjustment
     expense ratio                     73.0        71.1            73.6        72.3
Underwriting expense ratio             26.7        28.8            26.3        27.3
Combined ratio                         99.7        99.9            99.9        99.6

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
JUNE 30, 2000

         For the second quarter and first six month periods, the loss and loss adjustment expense ratio rose as a result of increased loss activity from international operations (particularly Europe), offset in part by reduced losses incurred domestically. The decrease in the underwriting expense ratio in the second quarter of 2000 compared to the same prior year period, reflects a decrease of 1.9 in the ratio of net commissions to net premiums written and a reduction of 0.2 in the ratio of other operating expenses to net premiums written. The decrease in the underwriting expense ratio for the first six months of 2000 reflects a decrease of 0.7 in the commission ratio and a decrease of 0.3 in the other operating expense ratio. The reduced commission ratios in 2000 versus the comparable 1999 periods were caused, in part, by a reduction in contingent commissions internationally and a change in the mix of business in the 2000 periods.

         Realized net capital gains on the disposition of investments totaled $5.9 million in the second quarter of 2000 compared with $18.0 million for the same period of 1999. For the first six months of 2000 and 1999, realized net capital gains totaled $19.8 million and $59.7 million, respectively. The redeployment of a portion of the equity portfolio generally into fixed income investments in the 1999 first quarter accounted for the high level of realized net capital gains in the first six months of 1999.

         Income before income taxes in the second quarter of 2000 decreased 16.2 percent to $64.4 million from $76.9 million recorded in the same 1999 period. For the first six months of 2000, income before income taxes totaled $136.0 million versus $173.5 million in the comparable prior year period, a decrease of
21.6 percent. These decreases were principally due to a reduction in realized net capital gains in 2000 versus the comparable 1999 periods.

         The effective tax rates for the second quarter and first six months of 2000 were 20.9 percent and 21.1 percent, respectively, versus 22.9 percent and 23.1 percent for the comparable 1999 periods. The lower effective tax rates in the second quarter and first six months of 2000 resulted, in large part, from the fact that tax-exempt interest income represented a higher percentage of income before income taxes in the 2000 periods than in comparable 1999 periods.

         Income excluding after-tax realized capital gains decreased 0.9 percent to $47.1 million, or $1.35 per common share (diluted), compared to $47.6 million, or $1.36 per common share (diluted), in the same prior year quarter. For the first six months of 2000, income excluding after-tax realized capital gains totaled $94.5 million, or $2.70 per common share (diluted), a 0.2 percent decrease compared to the six month 1999 amount of $94.7 million, or $2.71 per common share (diluted).

         Net income for the second quarter of 2000 totaled $51.0 million compared to $59.3 million for the comparable prior year period. On a diluted per common share basis, net income for the second quarters of 2000 and 1999 was $1.46 and $1.70, respectively. For the first six months of 2000, net income was $107.3 million versus $133.5 million in the same 1999 period. On a diluted per common share basis, net income was $3.07 and $3.83 for the first six months of 2000 and 1999, respectively. Reasons for these fluctuations are as discussed above.

         In the second quarter of 2000, the Board of Directors declared a quarterly dividend of $0.135 per common share to stockholders of record as of September 8, 2000, payable on September 15, 2000. This represents an 8 percent increase over the prior quarterly dividend.

         FINANCIAL CONDITION AND LIQUIDITY. Stockholders' equity totaled $1,747.5 million at June 30, 2000, an increase of $105.0 million from year-end 1999. The increase in stockholders' equity is primarily composed of net income of $107.3 million and an increase in accumulated other comprehensive income of $5.4 million (consisting of an increase in net unrealized appreciation of investments, net of taxes, of $3.4 million and a net unrealized currency translation gain, net of taxes, of $2.0 million) less dividends of $9.1 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
JUNE 30, 2000

         Unrealized appreciation (depreciation) of investments, net of taxes, a component of accumulated other comprehensive income, is subject to significant volatility resulting from changes in the market value of bonds and equities available for sale and certain other invested assets. Market values may fluctuate due to changes in general economic conditions, market interest rates and other factors.

         Operating cash flow in the second quarter and first six months of 2000 was negative, a substantial reduction from the positive amounts reported in the comparable 1999 periods. The reduction in cash flow in the 2000 periods was caused largely by significant increases in paid losses. Paid loss levels in 2000 were significantly elevated due to payments related to 1999 catastrophe losses. Such payments also contributed to the reduction in unpaid losses and loss adjustment expenses since December 31, 1999. Management believes that the liquidity of Transatlantic Holdings, Inc. and subsidiaries (TRH) has not materially changed since the end of 1999.

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

         TRH calculated the VaR as of December 31, 1999 and 1998. Through June 30, 2000 and 1999, the economic facts and circumstances had not significantly changed from the respective prior year ends. Therefore, the VaR amounts at December 31, 1999 and 1998 are representative of the VaRs which could be calculated at June 30, 2000 and 1999, respectively. The VaR calculations as of December 31, 1999 and 1998 used the variance-covariance (delta-normal) methodology. The calculation also used daily historical interest and foreign currency exchange rates and equity prices in the two years ended December 31, 1999 and 1998, as applicable. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities as well as the use of financial modeling were employed in the analysis process. Thus, the VaR measured the sensitivity of the asset and the liability portfolios to each of the aforementioned market risk exposures. Each sensitivity was estimated separately to capture the market risk. The following table presents the VaR of each component of market risk as of December 31, 1999 and 1998:

MARKET RISK                                       1999     1998
-----------                                       ----     ----
                                                   (in millions)
Interest rate                                      $38      $24
Equity                                              65       62
Currency                                             8        8

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
JUNE 30, 2000

         Each sensitivity was then applied to a database which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95% for a time period of one month. VaR with respect to the aggregate of the three components of market risk cannot be derived by summing the individual risk amounts in the table above. At December 31, 1999 and 1998, the VaRs for TRH's financial instruments were approximately $76 million and $69 million, respectively.

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

                           PART II - OTHER INFORMATION


ITEM #4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 18, 2000, the stockholders:

(a) elected nine directors as follows:

                                               SHARES        SHARES NOT
         NOMINEE              SHARES FOR      WITHHELD         VOTING
         -------              ----------      --------         ------
James Balog                   32,049,135        137,023      2,547,263
C. Fred Bergsten              32,005,288        180,870      2,547,263
Ikuo Egashira                 30,815,978      1,370,180      2,547,263
Maurice R. Greenberg          31,508,166        677,992      2,547,263
John J. Mackowski             32,049,135        137,023      2,547,263
Edward E. Matthews            31,507,660        678,498      2,547,263
Robert F. Orlich              31,508,436        677,722      2,547,263
Howard I. Smith               31,508,436        677,722      2,547,263
Thomas R. Tizzio              31,533,736        652,422      2,547,263

(b) approved, by a vote of 31,240,483 shares to 929,887 shares, with 15,788 abstentions and 2,547,263 shares not voting, a proposal to adopt the 2000 Stock Option Plan.

(c) approved, by a vote of 32,165,592 shares to 19,127 shares, with 1,439 abstentions and 2,547,263 shares not voting, a proposal to select
PricewaterhouseCoopers LLP as independent accountants of Transatlantic Holdings, Inc. for 2000.

                           PART II - OTHER INFORMATION

ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            See accompanying Exhibit index.

        (b) There were no reports on Form 8-K for the three months ended June 30, 2000.

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

                                         TRANSATLANTIC HOLDINGS, INC.
                                         ----------------------------
                                                 (Registrant)



                                           /s/ STEVEN S. SKALICKY
                                         ----------------------------
                                               Steven S. Skalicky

                              On behalf of the registrant and in his capacity as Executive Vice President - Chief Financial Officer
                                  (Principal Financial and Accounting Officer)



Dated August 10, 2000

                                  EXHIBIT INDEX

Exhibit
 Number                  Description                             Location
-------                  -----------                             ---------
  27.0              Financial data schedule                   Provided herewith.