Form 10-Q
period 2000-09-30
TRANSATLANTIC HOLDINGS INC
filed 2000-11-13
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to ________

                    Commission File Number       1-10545
                                              --------------


                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                    13-3355897
      -------------------------------------       --------------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification Number)


          80 Pine Street, New York, New York           10005
      ------------------------------------------    --------------------------
      (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code    (212) 770-2000
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

                     YES      X                        NO
                         ------------                     ----------

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of September 30, 2000       34,760,952
                                         -----------------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                                                          (Unaudited)
                                                                                             2000            1999
                                                                                          ----------      ----------
                                      ASSETS                                        (in thousands, except share data)

Investments and cash:
      Fixed maturities:
          Bonds held to maturity, at amortized cost (market value: 2000-$978,721;
               1999-$1,083,740)                                                           $  946,406     $ 1,062,968
          Bonds available for sale, at market value (amortized cost: 2000-$2,475,939;
               1999-$2,479,930)                                                            2,454,391       2,399,158
      Equities:
          Common stocks available for sale, at market value (cost: 2000-$398,857;
               1999-$408,465)                                                                489,789         537,149
          Nonredeemable preferred stocks available for sale, at market value
               (cost: 2000-$27,084; 1999-$52,324)                                             25,259          51,192
      Other invested assets                                                                  191,614         173,043
      Short-term investments, at cost which approximates market value                          9,991           5,935
      Cash and cash equivalents                                                              126,540         104,017
                                                                                         -----------      ----------
               Total investments and cash                                                  4,243,990       4,333,462
Accrued investment income                                                                     75,651          73,578
Premium balances receivable, net                                                             232,341         208,525
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                             262,216         294,147
      Other                                                                                  296,418         274,414
Deferred acquisition costs                                                                    75,423          71,022
Prepaid reinsurance premiums                                                                  41,822          32,188
Deferred income taxes                                                                        157,584         153,548
Other assets                                                                                  33,045          39,314
                                                                                         -----------     -----------
               Total assets                                                              $ 5,418,490     $ 5,480,198
                                                                                         ===========     ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                               $ 3,084,849     $ 3,304,931
Unearned premiums                                                                            426,042         397,783
Reinsurance balances payable                                                                  63,374          82,942
Other liabilities                                                                             49,119          52,025
                                                                                         -----------     -----------
               Total liabilities                                                           3,623,384       3,837,681
                                                                                         -----------     -----------
               Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                     -               -
Common Stock, $1.00 par value; shares authorized: 100,000,000;
      shares issued: 2000-35,560,952; 1999-35,527,822                                         35,561          35,528
Additional paid-in capital                                                                   201,993         200,567
Accumulated other comprehensive income                                                        22,332          18,212
Retained earnings                                                                          1,545,220       1,398,210
Treasury Stock, at cost; 800,000 shares                                                      (10,000)        (10,000)
                                                                                         -----------     -----------
               Total stockholders' equity                                                  1,795,106       1,642,517
                                                                                         -----------     -----------
               Total liabilities and stockholders' equity                                $ 5,418,490     $ 5,480,198
                                                                                         ===========     ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30,                        September 30,
                                                                   2000              1999               2000              1999
                                                            ----------------   --------------     --------------    --------------

                                                                                (in thousands, except per share data)

Income:
       Net premiums written                                        $450,929         $401,473         $1,246,212        $1,118,734
       Increase in net unearned premiums                            (22,731)         (18,054)           (24,082)          (40,958)
                                                            ----------------   --------------     --------------    --------------

       Net premiums earned                                          428,198          383,419          1,222,130         1,077,776
       Net investment income                                         58,369           58,465            174,826           172,273
                                                            ----------------   --------------     --------------    --------------

                                                                    486,567          441,884          1,396,956         1,250,049
                                                            ----------------   --------------     --------------    --------------

Expenses:
       Net losses and loss adjustment expenses                      310,290          298,986            894,076           800,875
       Net commissions                                              109,474           99,304            292,784           269,390
       Other operating expenses                                      13,139           12,583             39,216            38,325
       Increase in deferred acquisition costs                        (4,656)          (5,232)            (4,401)           (8,597)
                                                            ----------------   --------------     --------------    --------------

                                                                    428,247          405,641          1,221,675         1,099,993
                                                            ----------------   --------------     --------------    --------------

                                                                     58,320           36,243            175,281           150,056
Realized net capital gains                                            9,241            8,519             29,046            68,262
                                                            ----------------   --------------     --------------    --------------

Operating income                                                     67,561           44,762            204,327           218,318
Other income (deductions)                                               103              368               (634)              361
                                                            ----------------   --------------     --------------    --------------

Income before income taxes                                           67,664           45,130            203,693           218,679
Income taxes                                                         14,269            8,942             42,955            48,984
                                                            ----------------   --------------     --------------    --------------

       Net income                                                   $53,395          $36,188           $160,738          $169,695
                                                            ================   ==============     ==============    ==============

Net income per common share:
       Basic                                                          $1.54            $1.04              $4.63             $4.89
       Diluted                                                         1.53             1.04               4.60              4.87

Dividends per common share                                            0.135                -              0.395             0.235

Weighted average common shares outstanding:
       Basic                                                         34,759           34,714             34,746            34,699
       Diluted                                                       34,996           34,882             34,962            34,879




The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
                                 (Unaudited)


                                                                                               2000               1999
                                                                                            ----------          ---------

                                                                                                    (in thousands)

Net cash (used in) provided by operating activities                                         $ (72,495)          $ 128,966
                                                                                            ---------           ---------

Cash flows from investing activities:
     Proceeds of bonds available for sale sold                                                237,550             354,757
     Proceeds of bonds held to maturity redeemed                                              123,807              59,122
     Proceeds of bonds available for sale redeemed or matured                                 263,102             167,814
     Proceeds of equities sold                                                                533,350             358,261
     Purchase of bonds held to maturity                                                        (5,989)             (3,683)
     Purchase of bonds available for sale                                                    (565,190)           (734,796)
     Purchase of equities                                                                    (449,015)           (302,883)
     Net purchase of other invested assets                                                    (21,213)            (40,810)
     Net (purchase) proceeds of short-term investments                                         (7,145)             13,993
     Change in other liabilities for securities in course of settlement                         7,386              46,265
     Other, net                                                                                   823              10,625
                                                                                            ---------           ---------
         Net cash provided by (used in) investing activities                                  117,466             (71,335)
                                                                                            ---------           ---------
Cash flows from financing activities:
     Dividends to stockholders                                                                (13,378)            (11,972)
     Proceeds from common stock issued                                                          1,459               2,035
     Net disbursements from reinsurance deposits                                               (3,637)            (19,802)
                                                                                            ---------           ---------
         Net cash from financing activities                                                   (15,556)            (29,739)
                                                                                            ---------           ---------
Effect of exchange rate changes on cash and cash equivalents                                   (6,892)              3,120
                                                                                            ---------           ---------
         Change in cash and cash equivalents                                                   22,523              31,012
Cash and cash equivalents, beginning of period                                                104,017              70,589
                                                                                            ---------           ---------
         Cash and cash equivalents, end of period                                           $ 126,540           $ 101,601
                                                                                            =========           =========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)



                                                                              Three Months Ended          Nine Months Ended
                                                                                 September 30,               September 30,
                                                                              2000          1999         2000          1999
                                                                           --------      --------     ---------     ---------
                                                                                             (in thousands)

Net income                                                                 $ 53,395      $ 36,188     $ 160,738     $ 169,695
                                                                           --------      --------     ---------     ---------

Other comprehensive (loss) income:
     Net unrealized appreciation (depreciation) of investments:
        Net unrealized holding gains (losses) arising during period          22,083       (80,901)       47,182      (125,341)
        Related income tax effect                                            (7,729)       28,314       (16,514)       43,868
        Reclassification adjustment for gains included in net income         (9,241)       (8,519)      (29,046)      (68,262)
        Related income tax effect                                             3,234         2,982        10,166        23,892
                                                                           --------      --------     ---------     ---------
                                                                              8,347       (58,124)       11,788      (125,843)
                                                                           --------      --------     ---------     ---------

     Net unrealized currency translation (loss) gain                        (14,840)       21,949       (11,798)       (6,086)
     Related income tax effect                                                5,195        (7,684)        4,130         2,129
                                                                           --------      --------     ---------     ---------
                                                                             (9,645)       14,265        (7,668)       (3,957)
                                                                           --------      --------     ---------     ---------

Other comprehensive (loss) income                                            (1,298)      (43,859)        4,120      (129,800)
                                                                           --------      --------     ---------     ---------

Comprehensive income (loss)                                                $ 52,097      $ (7,671)    $ 164,858     $  39,895
                                                                           ========      ========     =========     =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)





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


                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,              September 30,
                                                                    2000         1999          2000           1999
                                                                   -------      -------      --------       --------
                                                                      (in thousands, except per share data)

Net income (numerator)                                             $53,395      $36,188      $160,738       $169,695
                                                                   =======      =======      ========       ========
Weighted average common shares outstanding
     used in the computation of net income per share:
     Average shares issued                                          35,559       35,514        35,546         35,499
     Less: Average shares in treasury                                  800          800           800            800
                                                                   -------      -------      --------       --------
     Average outstanding shares - basic (denominator)               34,759       34,714        34,746         34,699
     Average potential shares, principally stock options               237          168           216            180
                                                                   -------      -------      --------       --------
     Average outstanding shares - diluted (denominator)             34,996       34,882        34,962         34,879
                                                                   =======      =======      ========       ========

Net income per common share:
     Basic                                                          $ 1.54       $ 1.04        $ 4.63         $ 4.89
     Diluted                                                          1.53         1.04          4.60           4.87


3.   Reinsurance



      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:



                                         Three Months Ended                 Nine Months Ended
                                           September 30,                       September 30,
                                       2000             1999              2000              1999
                                     --------         --------         ----------        ----------
                                                             (in thousands)

Gross premiums written               $514,128         $459,975         $1,407,596        $1,266,643
Reinsurance ceded                     (63,199)         (58,502)          (161,384)         (147,909)
                                     --------         --------         ----------        ----------
Net premiums written                 $450,929         $401,473         $1,246,212        $1,118,734
                                     ========         ========         ==========        ==========

Gross premiums earned                $488,500         $429,597         $1,373,880        $1,211,417
Reinsurance ceded                     (60,302)         (46,178)          (151,750)         (133,641)
                                     --------         --------         ----------        ----------
Net premiums earned                  $428,198         $383,419         $1,222,130        $1,077,776
                                     ========         ========         ==========        ==========

Gross incurred losses and
     loss adjustment expenses        $340,480         $318,887         $1,030,056        $  888,448
Reinsurance ceded                     (30,190)         (19,901)          (135,980)          (87,573)
                                     --------         --------         ----------        ----------
Net losses and loss
     adjustment expenses             $310,290         $298,986         $  894,076        $  800,875
                                     ========         ========         ==========        ==========


4.  Dividends



     During the third quarter of 2000, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $4,700,000 or $0.135 per common share.



5.  Income Taxes



      Income taxes paid, net, in the third quarter totaled $20,493,000 and $15,823,000 in 2000 and 1999, respectively. For the 2000 and 1999 nine month periods, income taxes paid, net, totaled $46,546,000 and $58,770,000, respectively.

6.   Segment Information



     The following table presents a summary of comparative financial data by segment:



                                                                      International
                                                                ------------------------
                                                 Domestic        Europe(3)        Other      Consolidated
                                                ----------      -----------     --------    --------------
                                                                      (in thousands)

Three Months Ended September 30, 2000:

Revenues(1)(2)                                   $282,162        $160,757        $52,889       $ 495,808
Income before income taxes(2)                      62,549          (1,558)         6,673          67,664


Three Months Ended September 30, 1999:

Revenues(1)(2)                                   $260,132        $148,519        $41,752       $ 450,403
Income before income taxes(2)                      54,818          (8,264)        (1,424)         45,130


                                                                      International
                                                               -------------------------
                                                 Domestic       Europe(3)         Other       Consolidated
                                                ----------     -----------      --------     --------------
                                                                      (in thousands)

Nine Months Ended September 30, 2000:

Revenues(1)(2)                                   $782,578        $484,558       $158,866     $ 1,426,002
Income before income taxes(2)                     188,673           3,023         11,997         203,693


Nine Months Ended September 30, 1999:

Revenues(1)(2)                                   $751,649        $439,028       $127,634     $ 1,318,311
Income before income taxes(2)                     207,745           7,903          3,031         218,679



------------------------------
(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.
(2) Domestic revenues and income before income taxes include realized net capital gains of $7,399 and $8,390 for the three months ended September 30, 2000 and 1999, respectively, and $25,816 and $67,414 for the nine months ended September 30, 2000 and 1999, respectively. Realized net capital gains (losses) for other segments in each of the periods presented is not material.
(3) Includes revenues from the London, England office of $90,114 and $82,357 for the three months ended September 30, 2000 and 1999, respectively, and $278,998 and $258,349 for the nine months ended September 30, 2000 and 1999, respectively.


7.   Additional Information

      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 1999 and Form 10-Q filings for the first two quarters of 2000.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000



OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:


                                 Three Months Ended                      Nine Months Ended
                                     September 30,                          September 30,
                           -------------------------------    ---------------------------------
                               2000       1999     Change         2000         1999    Change
                           -------------------------------    ---------------------------------
                                                      (dollars in millions)

Net premiums written         $450.9      $401.5    12.3%        $1,246.2    $1,118.7    11.4%
Net premiums earned           428.2       383.4    11.7          1,222.1     1,077.8    13.4
Net investment income          58.4        58.5    (0.2)           174.8       172.3     1.5


         Net premiums written for the third quarter of 2000 exceeded the comparable 1999 quarter principally as a result of increases in international and domestic treaty business. The increase in international business was primarily caused by significant increases in the automobile liability and accident and health lines. Significant domestic net premiums written growth occurred in the property and aircraft lines of business. For the nine month periods, the increase in net premiums written was caused by increases in international and domestic treaty business. Internationally, net premiums written increased significantly in the accident and health and property lines. Significant domestic increases occurred in the aircraft and accident and health lines. International business represented 48.4 percent of worldwide net premiums written for the first nine months of 2000 compared to 49.2 percent for the same 1999 period. While the pricing environment is generally improving, the reinsurance marketplace worldwide remains competitive.

         The slight decrease in net investment income in the current quarter compared to the same 1999 quarter was due to the negative impact of foreign exchange on investment income earned by certain of our international locations in the current period and the reduction in investments and cash caused by negative operating cash flow in the first and second quarters of 2000, partially offset by the impact of a slightly improved investment yield. The increase in net investment income for the first nine months of 2000 versus the comparable 1999 period resulted from slightly improved investment yield, partially offset by the negative impact of foreign exchange and negative cash flow for the first nine months of 2000.

         The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for the periods indicated:


                                          Three Months Ended     Nine Months Ended
                                             September 30,          September 30,
                                           ----------------      ------------------
                                           2000       1999        2000        1999
                                           ----------------      ------------------

Loss and loss adjustment
     expense ratio                         72.5        78.0       73.2        74.3
Underwriting expense ratio                 27.2        27.8       26.6        27.5
Combined ratio                             99.7       105.8       99.8       101.8


TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
SEPTEMBER 30, 2000

         There were no significant catastrophe losses in the third quarter or first nine months of 2000. The loss and loss adjustment expense ratios and the combined ratios for the third quarter and first nine months of 1999 include the impact of pre-tax catastrophe losses of $25 million. Excluding the impact of pre-tax catastrophe losses, the third quarter and first nine months 1999 combined ratios would have been 99.3 and 99.5, respectively.

         The decrease in the underwriting expense ratio in the third quarter of 2000 compared to the same prior year period reflects a decrease of 0.4 in the ratio of net commissions to net premiums written and a reduction of 0.2 to the ratio of other operating expenses to net premiums written. The decrease in the underwriting expense ratio for the first nine months of 2000 reflects a decrease of 0.6 in the commission ratio and a decrease of 0.3 in the other operating expense ratio.

         Pre-tax realized net capital gains on the disposition of investments totaled $9.2 million in the third quarter of 2000 compared with $8.5 million for the same period of 1999. For the first nine months of 2000 and 1999, pre-tax realized net capital gains totaled $29.0 million and $68.3 million, respectively. For the 1999 nine month period, the high level of realized net capital gains were caused by the redeployment of a portion of the equity portfolio generally into fixed income investments.

         For the third quarter of 2000, income before income taxes increased
49.9 percent to $67.7 million from $45.1 million recorded in the same period of 1999 due primarily to the impact of catastrophe losses in the 1999 period. For the first nine months of 2000, income before income taxes totaled $203.7 million versus $218.7 million in the comparable prior year period, a decrease of 6.9 percent. Income before income taxes in the first nine months of 2000 decreased compared to the same prior year period principally due to a reduction in pre-tax realized net capital gains offset, in part, by improved underwriting results due to the absence of catastrophe losses and an increase in net investment income in 2000 compared to 1999.

         The effective tax rate for both the third quarter and first nine months of 2000 was 21.1 percent, versus 19.8 percent and 22.4 percent for the third quarter and first nine months of 1999, respectively. Tax exempt interest income remained relatively level in 1999 and 2000 and represented a smaller portion of pre-tax income in the higher effective tax rate periods.

         Income excluding after-tax realized capital gains for the 2000 third quarter increased 54.6 percent to $47.4 million, or $1.35 per common share (diluted), from $30.6 million, or $0.88 per common share (diluted), in the same prior year quarter. For the first nine months of 2000, income excluding after-tax realized capital gains increased 13.2 percent to $141.9 million, or $4.06 per common share (diluted), compared to $125.3 million, or $3.60 per common share (diluted), in the first nine months of 1999. The third quarter and nine months 1999 results each include catastrophe losses, net of taxes, of $16.3 million, or $0.46 per common share (diluted).

         Net income for the third quarter of 2000 increased 47.5 percent to $53.4 million compared to $36.2 million for the comparable prior year period. On a diluted per common share basis, net income for the third quarters of 2000 and 1999 was $1.53 and $1.04, respectively. For the first nine months of 2000, net income was $160.7 million versus $169.7 million in the same 1999 period, a decrease of 5.3 percent. On a diluted per common share basis, net income was $4.60 and $4.87 for the first nine months of 2000 and 1999, respectively. Reasons for these fluctuations are as discussed above.

         In the third quarter of 2000, the Board of Directors declared a quarterly dividend of $0.135 per common share to stockholders of record as of November 30, 2000, payable on December 14, 2000.

         FINANCIAL CONDITION AND LIQUIDITY. Unpaid losses and loss adjustment expenses, net of reinsurance recoverable thereon, declined $42.5 million and $107.6 million for the third quarter and first nine months of 2000, respectively. The decline in such net reserves was due, in large part, to the payment of previously reserved claims, including 1999 catastrophe losses, in the 2000 periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
SEPTEMBER 30, 2000


         Stockholders' equity totaled $1,795.1 million at September 30, 2000, an increase of $152.6 million from year-end 1999. The increase in stockholders' equity is primarily composed of net income of $160.7 million and an increase in accumulated other comprehensive income of $4.1 million (consisting of an increase in net unrealized appreciation of investments, net of taxes, of $11.8 million offset in part by a net unrealized currency translation loss, net of taxes, of $7.7 million) less dividends of $13.8 million.

         Unrealized appreciation (depreciation) of investments, net of taxes, a component of accumulated other comprehensive income, is subject to significant volatility resulting from changes in the market value of bonds and equities available for sale and other invested assets. Market values may fluctuate due to changes in general economic conditions, market interest rates and other factors.

         For the first nine months of 2000, operating cash flow was negative, a substantial reduction from the positive amounts reported in the comparable 1999 period. The reduction in cash flow for the first nine months of 2000 was caused largely by a significant increase in paid losses. Paid loss levels in 2000 were significantly elevated due, in part, to payments related to 1999 catastrophe losses and other previously reserved claims. Management believes that the liquidity of Transatlantic Holdings, Inc. and subsidiaries (TRH) has not materially changed since the end of 1999.

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

         TRH calculated the VaR as of December 31, 1999 and 1998. Through September 30, 2000 and 1999, the economic facts and circumstances have not significantly changed from the respective prior year end. Therefore, the VaR amounts at December 31, 1999 and 1998 are representative of the VaRs which could be calculated at September 30, 2000 and 1999, respectively. The VaR calculations as of December 31, 1999 and 1998 used the variance-covariance (delta-normal) methodology. The calculation also used daily historical interest and foreign currency exchange rates and equity prices in the two years ended December 31, 1999 and 1998, as applicable. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities as well as the use of financial modeling were employed in the analysis process. Thus, the VaR measured the sensitivity of the asset and the liability portfolios to each of the aforementioned market risk exposures. Each sensitivity was estimated separately to capture the market risk. The following table presents the VaR of each component of market risk as of December 31, 1999 and 1998:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
SEPTEMBER 30, 2000


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

         ACCOUNTING STANDARDS. Statement of Financial Accounting Standards
(SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities", issued by the Financial Accounting Standards Board in June 1998, as amended by SFAS No. 137 and SFAS No. 138 in June 1999 and June 2000, respectively, established accounting and reporting standards related to derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. These standards are effective for TRH on January 1, 2001 and may not be applied retroactively. As of September 30, 2000, TRH had no derivative instruments.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. TRH believes that the impact of SAB 101 on its results of operations, financial position or cash flows will not be significant. SAB 101 is effective in the fourth quarter of 2000.

         OTHER MATTERS. The preceding "Management's Discussion" may include forward-looking statements. Any statements contained herein that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect. Please refer to TRH's Annual Report on Form 10-K for the year ended December 31, 1999 for a description of the business environment in which TRH operates and the important factors that may affect its business. TRH is under no obligation to (and expressly disclaims any such obligations to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION



ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               See accompanying Exhibit index.

          (b) There were no reports on Form 8-K for the three months ended September 30, 2000.

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



                                          TRANSATLANTIC HOLDINGS, INC.
                                          ----------------------------
                                                 (Registrant)



                                             /s/ STEVEN S. SKALICKY
                                          -----------------------------
                                                 Steven S. Skalicky
                              On behalf of the registrant and in his capacity as Executive Vice President - Chief Financial Officer
                                 (Principal Financial and Accounting Officer)




Dated November 13, 2000

                                  EXHIBIT INDEX



     Exhibit
      Number                     Description                             Location
      ------                     -----------                             --------

       27.0                 Financial data schedule                  Provided herewith.
