Form 10-K405
period 2000-12-31
TRANSATLANTIC HOLDINGS INC
filed 2001-03-30
CIK 862510

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [x]    No [ ]
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [x]
    The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 2001 was approximately $1,227,488,696 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
    As of January 31, 2001, there were outstanding 34,779,320 shares of Common Stock, $1.00 par value, of the registrant.
                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 17, 2001 are incorporated by reference in
Part III of this Form 10-K.

________________________________________________________________________________

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   17
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.......................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   21
Item 8.   Financial Statements and Supplementary Data.................   29
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   52

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   52
Item 11.  Executive Compensation......................................   52
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   52
Item 13.  Certain Relationships and Related Transactions..............   52

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   53

    The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any proxy statement, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to government and regulatory policies, volatile and unpredictable developments (including catastrophes), the legal environment, the uncertainties of the reserving process, the competitive environment in which the Company operates, the uncertainties inherent in international operations, and interest rate fluctuations. The words 'believe,' 'expect,' 'anticipate,' 'project' and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company is not under any obligation to (and expressly disclaims any such obligations to) publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Transatlantic Holdings, Inc. (the 'Company') is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (Putnam), the Company's name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company (TRC) in exchange for shares of common stock of the Company (the 'Share Exchange'). Prior to the Share Exchange, American International Group, Inc. (AIG) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company's outstanding common stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company's common stock in a registered public offering. In August 1998, AIG increased its beneficial ownership of the Company's outstanding common stock from 49% to over 50%. As of December 31, 2000, AIG beneficially owned approximately 60% of the Company's outstanding shares.

    The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich
(TRZ), acquired by TRC in 1996, and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on a treaty and facultative basis, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is licensed by the federal government of and seven provinces in Canada. TRC is also licensed in Japan, the United Kingdom and the Dominican Republic and is registered or authorized as a foreign reinsurer in Peru, Colombia, Argentina (where it also maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), Brazil (where it maintains a representative office in Rio de Janeiro, Transatlantic Re (Brasil) Ltda.), Chile, Mexico, Ecuador, Guatemala, Venezuela and France. In addition, TRC is licensed in the Hong Kong Special Administrative Region, People's Republic of China, and maintains a branch in Hong Kong. Also, TRC is authorized to maintain a representative office in Shanghai, People's Republic of China. TRZ is licensed as a reinsurer in Switzerland. In addition, in early 2000, Transatlantic Polska Sp. z o.o., a subsidiary of TRC, began operations as a registered representative office in Warsaw, Poland. TRH's (Transatlantic Holdings, Inc. and its subsidiaries) principal lines of reinsurance include auto liability (including nonstandard risks), other liability (including directors' and officers' liability and other professional liability), accident and health, medical malpractice, marine and aviation and surety and credit in the casualty lines, and fire and allied lines in the property lines. Reinsurance is provided for most major lines of insurance on both excess-of-loss and pro rata bases.

    Each of TRC and Putnam is currently rated 'A++ (Superior),' the highest rating classification, by A.M. Best Company (Best's) and 'AA,' the second highest major rating classification, by Standard & Poor's (S&P). TRC is also rated Aa1 ('Excellent'), the second highest rating classification, by Moody's Investors Service (Moody's) and TRZ is rated 'AA' by S&P. Best's, S&P and Moody's are independent industry rating organizations. Best's indicates that the 'A++ (Superior)' rating is assigned to those companies that, in Best's opinion, have, on balance, superior financial strength, operating performance and market profile when compared to standards established by Best's and that have a very strong ability to meet their ongoing obligations to policyholders. S&P advises that companies that receive an insurer financial strength rating of 'AA' have very strong financial security characteristics differing only slightly from those rated higher. Moody's advises that an insurance financial strength rating of Aa1 is assigned to those ranked at the higher end of insurance companies offering excellent financial security, but whose long-term risks appear somewhat larger than companies in the highest rating category. These ratings are based upon factors that may be of concern to policy or contract holders, but may not reflect the considerations applicable to an equity investment in an insurance or reinsurance company.

    The statutory surplus of TRC of $1,531.9 million, as of December 31, 2000, ranked TRC as the 5th largest domestic reinsurer according to statistics distributed by the Reinsurance Association of America. Although TRC and its wholly-owned subsidiary, Putnam, are separate entities, together they would have ranked as the 5th largest domestic reinsurer based upon combined statutory net premiums written of $1,533.3 million and 3rd based upon combined statutory net income of $177.0 million for the year ended December 31, 2000, according to such statistics.

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

GENERAL

    TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. A portion of the reinsurance written by TRH is assumed from AIG and its subsidiaries (the 'AIG Group') and therefore reflects their underwriting philosophy and diversified insurance products. Approximately $209 million (11%), $184 million (11%) and $167 million (11%) of gross premiums written by TRH in the years 2000, 1999 and 1998, respectively, were attributable to reinsurance purchased by the AIG Group. (For a discussion of TRH's business with the AIG Group, see 'Relationship with the AIG Group.')

    In 2000, TRH's activities in the United States were conducted through its worldwide headquarters in New York and its regional office in Chicago. All domestic treaty business is underwritten by, or under the close supervision of, senior officers of TRH located in New York. TRH's headquarters in New York, the Miami office (underwriting business from Latin America and the Caribbean) and international offices in Toronto, London, Paris, Zurich, Hong Kong and Tokyo can offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Rio de Janeiro, Warsaw (opened in early
2000) and Shanghai. In addition, in late 1998, TRH entered into an exclusive arrangement with a representative agency in Johannesburg, South Africa. Business underwritten by all offices located outside the United States and by the Miami office (which underwrites business in Latin America and the Caribbean) accounted for approximately 49%, 50% and 49% of worldwide net premiums written in 2000, 1999 and 1998, respectively. (See Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) for a discussion of premium fluctuations between years and Note 14 of Notes to Consolidated Financial Statements for financial data by business segment.) One of the international offices, the London branch, had net premiums written totaling $364.9 million, $323.4 million and $304.4 million in 2000, 1999 and 1998, respectively, representing 22% of worldwide net premiums written in each of those years. (For a discussion of certain conditions associated with international business see 'Regulation' and Note 14 of Notes to Consolidated Financial Statements.)

    Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 77% of net premiums written in 2000, 75% in 1999 and 71% in 1998. As a general matter, due to the longer period of time necessary to settle casualty claims, casualty reinsurance underwriting tends to involve variables (such as those discussed in the paragraph immediately following) that are not as predictable as those in property reinsurance underwriting. The greater degree of uncertainty associated with casualty business as a result of these variables may produce a more volatile result over a period of time, although property reinsurance, including property catastrophe business, is also subject to significant year to year volatility due to major natural disasters. Year 2000 catastrophe losses did not have a material impact on the year's results. In 1999 and 1998, pre-tax catastrophe losses totaled $85 million and $20 million, respectively. (See Management's Discussion.) TRH also seeks to focus on more complex risks within the casualty and property lines, and to adjust its mix of business to take advantage of market opportunities.

    In general, the overall operating results (including investment performance) and other changes to stockholders' equity of property and casualty insurance and reinsurance companies, and TRH, in particular, are subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency rate fluctuations, interest rates, operating performance and prospects of investee companies and other factors, such as changes in tax laws, tort laws and the regulatory environment.

    The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated:(5)

                                                     YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------

                                       NET PREMIUMS WRITTEN             NET PREMIUMS EARNED
                                  ------------------------------   ------------------------------
                                    2000       1999       1998       2000       1999       1998
                                    ----       ----       ----       ----       ----       ----
                                                       (dollars in millions)
Casualty
   Auto liability(3)............  $  341.5   $  320.5   $  270.9   $  312.7   $  308.2   $  273.0
   Other
    liability(1)(2)(3)(4).......     270.2      254.4      274.7      274.6      256.4      248.2
   Ocean marine and
    aviation(2)(3)(4)...........     191.6      149.1      190.3      193.5      146.6      192.8
   Accident and health(3).......     185.9      137.7       63.3      190.9      130.9       69.8
   Medical malpractice(2)(4)....     149.2      135.5       90.3      141.4      141.9       91.7
   Surety, credit and financial
    guaranty(2)(3)..............      74.6       71.4       63.0       74.0       70.7       65.4
   Other........................      59.9       52.1       37.3       62.6       45.0       40.9
                                  --------   --------   --------   --------   --------   --------
      Total casualty............   1,272.9    1,120.7      989.8    1,249.7    1,099.7      981.8
                                  --------   --------   --------   --------   --------   --------
Property
   Fire(2)......................     193.5      182.9      168.9      193.4      177.8      176.8
   Homeowners multiple
    peril(2)....................      61.3       58.7       57.9       57.8       62.9       64.2
   Auto physical damage(2)......      52.1       42.6       64.2       51.7       47.5       44.3
   Allied lines(2)(3)(4)........      44.0       44.1       69.4       42.3       44.6       68.5
   Other........................      34.8       49.5       43.5       36.6       52.1       45.0
                                  --------   --------   --------   --------   --------   --------
      Total property............     385.7      377.8      403.9      381.8      384.9      398.8
                                  --------   --------   --------   --------   --------   --------
         Total..................  $1,658.6   $1,498.5   $1,393.7   $1,631.5   $1,484.6   $1,380.6
                                  --------   --------   --------   --------   --------   --------
                                  --------   --------   --------   --------   --------   --------

                                                 YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------
                                               NET                     LOSS AND LOSS
                                         LOSSES AND LOSS            ADJUSTMENT EXPENSE
                                       ADJUSTMENT EXPENSES                 RATIO
                                  ------------------------------   ---------------------
                                    2000       1999       1998     2000    1999    1998
                                    ----       ----       ----     ----    ----    ----
                                                  (dollars in millions)
Casualty
   Auto liability(3)............  $  228.4   $  275.9   $  212.6    73.0    89.5    77.9
   Other
    liability(1)(2)(3)(4).......      85.9       93.1      149.2    31.3    36.3    60.1
   Ocean marine and
    aviation(2)(3)(4)...........     174.9       97.8      194.5    90.4    66.7   100.9
   Accident and health(3).......     136.1      117.8       56.3    71.3    90.0    80.6
   Medical malpractice(2)(4)....      88.2      118.9       39.3    62.4    83.8    42.9
   Surety, credit and financial
    guaranty(2)(3)..............      54.5       57.4       57.0    73.6    81.3    87.2
   Other........................      42.1       39.2       18.8    67.3    87.1    46.1
                                  --------   --------   --------
      Total casualty............     810.1      800.1      727.7    64.8    72.8    74.1
                                  --------   --------   --------
Property
   Fire(2)......................     224.4      188.5      138.6   116.1   106.1    78.4
   Homeowners multiple
    peril(2)....................      21.8       36.2       47.0    37.7    57.5    73.2
   Auto physical damage(2)......      47.1       31.9       39.7    91.2    67.1    89.6
   Allied lines(2)(3)(4)........      88.0       66.2       38.1   208.0   148.4    55.6
   Other........................       5.5       25.9       29.8    14.9    49.7    66.2
                                  --------   --------   --------
      Total property............     386.8      348.7      293.2   101.3    90.6    73.5
                                  --------   --------   --------
         Total..................  $1,196.9   $1,148.8   $1,020.9    73.4    77.4    73.9
                                  --------   --------   --------
                                  --------   --------   --------

---------

(1) A significant portion of this line includes more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability, errors and omissions and environmental impairment liability.

(2) In 2000, development on reserves held at December 31, 1999 related to losses that occurred in 1999 and prior years significantly decreased the loss ratio in other liability, medical malpractice and homeowners multiple peril and significantly increased the loss ratios in ocean marine and aviation, surety, credit and financial guaranty, fire, auto physical damage and allied lines.

(3) In 1999, development on reserves held at December 31, 1998 related to losses that occurred in 1998 and prior years significantly decreased the loss ratios in other liability and in ocean marine and aviation and significantly increased the loss ratios in auto liability, accident and health, surety, credit and financial guaranty, and allied lines.

(4) In 1998, development on reserves held at December 31, 1997 related to losses that occurred in 1997 and prior years significantly decreased the loss ratios in other liability, medical malpractice and allied lines and significantly increased the loss ratios in ocean marine and aviation.

(5) See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of TRH's underwriting components.

    Treaty reinsurance constitutes the great majority of TRH's business, accounting for 96%, 97% and 95% of net premiums written in 2000, 1999 and 1998, respectively.

    The following table presents certain information concerning TRH's treaty and facultative business for the periods indicated:

                                                                     TREATY
                                                         ------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                         2000(1)    1999(2)      1998
                                                         -------    -------      ----
                                                                 (in millions)
Gross premiums written.................................  $1,756.5   $1,570.4   $1,438.5
Net premiums written...................................   1,597.7    1,448.1    1,320.2
Net premiums earned....................................   1,570.8    1,427.5    1,311.1

                                                                  FACULTATIVE
                                                         ------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                           ----       ----       ----
                                                                 (in millions)
Gross premiums written.................................    $123.9     $120.3     $128.4
Net premiums written...................................      60.9       50.4       73.5
Net premiums earned....................................      60.7       57.1       69.5

---------

(1) In 2000 compared to 1999, international treaty premiums increased significantly in auto liability, accident and health and property catastrophe excess-of-loss lines. Domestic treaty premiums increased significantly in certain specialty casualty classes (particularly accident and health and medical malpractice lines) and in aviation and property catastrophe excess-of-loss lines.

(2) In 1999 compared to 1998, international treaty premiums increased significantly in auto liability, accident and health and property lines, and decreased significantly in the ocean marine line. Domestic treaty premiums increased significantly in certain specialty casualty classes (particularly accident and health and medical malpractice lines) and decreased significantly in property (due, in large part, to an increase in reinsurance ceded) and aviation lines.

TREATY REINSURANCE

    Treaty reinsurance accounted for approximately $1,756.5 million of gross premiums written and $1,597.7 million of net premiums written in 2000, approximately 77% of which resulted from casualty lines treaties, with the remainder from property lines treaties. Approximately 64% of treaty gross premiums written in 2000 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 8% of treaty gross premiums written in 2000 were attributable to the AIG Group. Such premiums were primarily written on a pro rata basis. The majority of TRH's non-AIG Group treaty premiums were also written on a pro rata basis. As pro rata business is a proportional sharing of premiums and losses among ceding company and reinsurer, generally, the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business.

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

    TRH currently has approximately 4,153 treaties in effect for the current underwriting year. In 2000, no single treaty exceeded 3% of treaty gross premiums written. No ceding company accounted for more than 3% of total treaty gross premiums written in 2000 other than AIG Group companies (see 'Relationship with the AIG Group') and members of Lloyd's of London, which accounted for 10% of treaty gross premiums written.

    Non-U.S. treaty business accounted for approximately 48% of TRH's total net premiums written for the year ended December 31, 2000.

FACULTATIVE REINSURANCE

    During 2000, TRH wrote approximately $123.9 million of gross premiums written and $60.9 million of net premiums written of facultative reinsurance, approximately 67% of which represented casualty risks with the balance comprising property risks. The majority of facultative net premiums written in 2000 represented facultative reinsurance written on an excess-of-loss basis. Facultative coverages are generally offered for most lines of business. However, the great majority of premiums are within the other liability (including directors' and officers' liability and other professional liability), auto liability and fire lines. Underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 54% of facultative gross premiums written in 2000 were attributable to AIG Group companies. Except for AIG Group companies, no single ceding company accounted for more than 4% of total facultative gross premiums written in 2000. Non-U.S. facultative business accounted for approximately 1% of TRH's total net premiums written for the year ended December 31, 2000.

RETENTION LEVELS AND RETROCESSION ARRANGEMENTS

    TRH enters into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing gross premium writings and risk capacity without requiring additional capital.

    Under TRH's underwriting guidelines and retrocession arrangements in effect at the end of 2000, the maximum net amounts generally retained per risk and the maximum gross capacities are set forth in the table below.

                                                                            MAXIMUM
                                                            MAXIMUM NET      GROSS
                                                             RETENTION     CAPACITY
                                                             ---------     --------
                                                                  (in millions)
Property
    Treaty
        Catastrophe excess-of-loss........................      $17           $30
        Other.............................................       30            30
    Facultative...........................................        3            40
Casualty
    Treaty
        Marine and aviation...............................        5            35
        Other.............................................        8            10
    Facultative...........................................        8            10

    For 2001, TRH is protected by catastrophe reinsurance agreements that would generally result in a maximum net retention by TRH of $35 million per occurrence, with a property catastrophe limit of up to $250 million.

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

    As of December 31, 2000, TRH had in place approximately 140 active retrocessional arrangements for current and prior underwriting years with 374 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses totaled $543.8 million, including $261.1 million recoverable from AIG affiliates. (See Note 13 of Notes to Consolidated Financial Statements.)

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

    Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 2000, approximately 81% of TRH's non-AIG Group business was written through brokers and the balance was written directly. Companies controlled by Marsh & McLennan Companies, Inc. and Aon Corporation, TRH's largest brokerage sources of non-AIG Group business, accounted for 15% and 14%, respectively, of TRH's consolidated revenues and gross premiums written in 2000. In addition, TRH's largest 10 brokers accounted for non-AIG Group business aggregating approximately 55% of gross premiums written. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business.

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

    During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward and even then the ultimate net liability may be less than or greater than the revised estimates. TRH does not otherwise adjust downward those claims reported to it by ceding companies.

    Included in TRH's reserves are amounts related to environmental impairment and asbestos-related illnesses, which, net of related reinsurance recoverable, totaled $71 million and $75 million as of December 31, 2000 and 1999, respectively. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984 and underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. Significant uncertainty exists as to the ultimate settlement of these liabilities since, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. (See Management's Discussion and Note 2(f) of Notes to Consolidated Financial Statements for further discussion.)

    The 'Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development' which follows presents the development of balance sheet loss and loss adjustment expense reserves for calendar years 1990 through 2000. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $1,241.2 million as of December 31, 1991, by the end of 2000 (nine years later) $945.8 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,241.2 million was reestimated to be $1,190.6 million at December 31, 2000. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $189.2 million at December 31, 2000 related to December 31, 1994 net loss and loss adjustment expense reserves of $1,727.4 million, represents the cumulative amount by which net reserves for 1994 have developed favorably from 1995 through 2000.

    Each amount other than the original reserves in the following table includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1993 for $150,000 was first reserved in 1990 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1990 through 1992 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

     ANALYSIS OF CONSOLIDATED NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE
                              DEVELOPMENT(1)(2)(3)

                            1990         1991         1992         1993         1994         1995         1996         1997
                            ----         ----         ----         ----         ----         ----         ----         ----
                                                                    (in thousands)
Net unpaid losses and
 loss adjustment
 expenses,
 December 31:(4).......  $1,064,214   $1,241,160   $1,386,092   $1,503,389   $1,727,380   $1,985,786   $2,383,528   $2,522,728
Paid (cumulative) as
 of:
   One year later......     190,484      198,463      281,641      312,923      338,947      396,647      549,635      543,539
   Two years later.....     336,547      396,739      497,557      506,681      594,508      685,485      765,380      963,055
   Three years later...     443,578      526,776      633,737      681,388      797,841      855,809    1,055,551    1,264,134
   Four years later....     534,824      614,555      760,091      824,468      899,232    1,058,296    1,253,537
   Five years later....     586,303      699,667      851,734      885,415    1,033,595    1,194,900
   Six years later.....     645,657      770,270      922,778      986,263    1,128,240
   Seven years later...     703,101      825,981    1,003,942    1,062,295
   Eight years later...     750,275      891,845    1,071,266
   Nine years later....     807,819      945,846
   Ten years later.....     855,551
Net liability
 reestimated as of:(4)
   End of year.........   1,064,214    1,241,160    1,386,092    1,503,389    1,727,380    1,985,786    2,383,528    2,522,728
   One year later......   1,062,280    1,238,929    1,409,008    1,518,361    1,723,926    1,978,062    2,368,965    2,463,239
   Two years later.....   1,072,552    1,250,809    1,425,146    1,516,299    1,729,924    1,961,041    2,289,951    2,369,885
   Three years later...   1,084,635    1,260,763    1,426,424    1,522,635    1,718,844    1,885,897    2,171,127    2,265,351
   Four years later....   1,095,054    1,268,476    1,437,271    1,511,825    1,657,393    1,784,560    2,081,811
   Five years later....   1,102,404    1,269,583    1,426,466    1,468,903    1,580,256    1,725,009
   Six years later.....   1,110,499    1,252,455    1,394,401    1,418,959    1,538,160
   Seven years later...   1,096,961    1,226,855    1,362,585    1,406,154
   Eight years later...   1,085,248    1,197,790    1,358,694
   Nine years later....   1,072,967    1,190,639
   Ten years later.....   1,067,743
   Net (deficiency)
    redundancy.........  $   (3,529)  $   50,521   $   27,398   $   97,235   $  189,220   $  260,777   $  301,717   $  257,377

                            1998         1999         2000
                            ----         ----         ----
                                    (in thousands)

Net unpaid losses and
 loss adjustment
 expenses,
 December 31:(4).......  $2,656,103   $2,762,162   $2,614,917
Paid (cumulative) as
 of:
   One year later......     702,603      953,708
   Two years later.....   1,224,593
   Three years later...
   Four years later....
   Five years later....
   Six years later.....
   Seven years later...
   Eight years later...
   Nine years later....
   Ten years later.....
Net liability
 reestimated as of:(4)
   End of year.........   2,656,103    2,762,162    2,614,917
   One year later......   2,588,626    2,776,519
   Two years later.....   2,496,422
   Three years later...
   Four years later....
   Five years later....
   Six years later.....
   Seven years later...
   Eight years later...
   Nine years later....
   Ten years later.....
   Net (deficiency)
    redundancy.........  $  159,681   $  (14,357)

---------

 (1) This table excludes data related to TRZ, a non-U.S. subsidiary acquired in the third quarter of 1996, for 1995 and prior years as such data is not available.

 (2) This table is on a calendar year basis and does not present accident or underwriting year data.

 (3) Data have been affected by transactions between TRH and the AIG Group. (See 'Relationship with the AIG Group' and Notes 11 and 13 of Notes to Consolidated Financial Statements.)

 (4) Represents gross liability for unpaid losses and loss adjustment expenses net of related reinsurance recoverable.

           ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
                        AND NET REESTIMATED LIABILITY(1)

                                     1992         1993         1994         1995         1996         1997         1998
                                     ----         ----         ----         ----         ----         ----         ----
                                                                       (in thousands)
End of year:
   Gross liability..............  $1,769,486   $1,890,178   $2,167,316   $2,388,155   $2,733,055   $2,918,782   $3,116,038
   Related reinsurance
     recoverable................     383,394      386,789      439,936      402,369      349,527      396,054      459,935
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
       Net liability............  $1,386,092   $1,503,389   $1,727,380   $1,985,786   $2,383,528   $2,522,728   $2,656,103
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
One year later:
   Gross reestimated
     liability..................  $1,807,550   $1,930,343   $2,138,947   $2,326,770   $2,755,288   $2,864,610   $3,083,643
   Reestimated related
     reinsurance recoverable....     398,542      411,982      415,021      348,708      386,323      401,371      495,017
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
       Net reestimated
         liability..............  $1,409,008   $1,518,361   $1,723,926   $1,978,062   $2,368,965   $2,463,239   $2,588,626
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
Two years later:
   Gross reestimated
     liability..................  $1,857,100   $1,945,407   $2,091,724   $2,340,639   $2,664,858   $2,776,598   $3,033,092
   Reestimated related
     reinsurance recoverable....     431,954      429,108      361,800      379,598      374,907      406,713      536,670
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
       Net reestimated
         liability..............  $1,425,146   $1,516,299   $1,729,924   $1,961,041   $2,289,951   $2,369,885   $2,496,422
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
Three years later:
   Gross reestimated
     liability..................  $1,875,877   $1,894,754   $2,110,823   $2,246,095   $2,568,103   $2,701,351
   Reestimated related
     reinsurance recoverable....     449,453      372,119      391,979      360,198      396,976      436,000
                                  ----------   ----------   ----------   ----------   ----------   ----------
       Net reestimated
         liability..............  $1,426,424   $1,522,635   $1,718,844   $1,885,897   $2,171,127   $2,265,351
                                  ----------   ----------   ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------   ----------   ----------
Four years later:
   Gross reestimated
     liability..................  $1,818,521   $1,909,734   $2,034,135   $2,166,178   $2,497,563
   Reestimated related
     reinsurance recoverable....     381,250      397,909      376,742      381,618      415,752
                                  ----------   ----------   ----------   ----------   ----------
       Net reestimated
         liability..............  $1,437,271   $1,511,825   $1,657,393   $1,784,560   $2,081,811
                                  ----------   ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------   ----------
Five years later:
   Gross reestimated
     liability..................  $1,849,050   $1,881,933   $1,978,270   $2,120,568
   Reestimated related
     reinsurance recoverable....     422,584      413,030      398,014      395,559
                                  ----------   ----------   ----------   ----------
       Net reestimated
         liability..............  $1,426,466   $1,468,903   $1,580,256   $1,725,009
                                  ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------
Six years later:
   Gross reestimated
     liability..................  $1,828,676   $1,854,711   $1,946,734
   Reestimated related
     reinsurance recoverable....     434,275      435,752      408,574
                                  ----------   ----------   ----------
       Net reestimated
         liability..............  $1,394,401   $1,418,959   $1,538,160
                                  ----------   ----------   ----------
                                  ----------   ----------   ----------
Seven years later:
   Gross reestimated
     liability..................  $1,820,674   $1,852,253
   Reestimated related
     reinsurance recoverable....     458,089      446,099
                                  ----------   ----------
       Net reestimated
         liability..............  $1,362,585   $1,406,154
                                  ----------   ----------
                                  ----------   ----------
Eight years later:
   Gross reestimated
     liability..................  $1,826,344
   Reestimated related
     reinsurance recoverable....     467,650
                                  ----------
       Net reestimated
         liability..............  $1,358,694
                                  ----------
                                  ----------
Gross (deficiency) redundancy as
 of December 31, 2000...........  $  (56,858)  $   37,925   $  220,582   $  267,587   $  235,492   $  217,431   $   82,946
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------





                                     1999         2000
                                     ----         ----
                                      (in thousands)
End of year:
   Gross liability..............  $3,304,931   $3,077,162
   Related reinsurance
     recoverable................     542,769      462,245
                                  ----------   ----------
       Net liability............  $2,762,162   $2,614,917
                                  ----------   ----------
                                  ----------   ----------
One year later:
   Gross reestimated
     liability..................  $3,369,520
   Reestimated related
     reinsurance recoverable....     593,001
                                  ----------
       Net reestimated
         liability..............  $2,776,519
                                  ----------
                                  ----------
Two years later:
   Gross reestimated
     liability..................
   Reestimated related
     reinsurance recoverable....

       Net reestimated
         liability..............

Three years later:
   Gross reestimated
     liability..................
   Reestimated related
     reinsurance recoverable....

       Net reestimated
         liability..............

Four years later:
   Gross reestimated
     liability..................
   Reestimated related
     reinsurance recoverable....

       Net reestimated
         liability..............

Five years later:
   Gross reestimated
     liability..................
   Reestimated related
     reinsurance recoverable....

       Net reestimated
         liability..............

Six years later:
   Gross reestimated
     liability..................
   Reestimated related
     reinsurance recoverable....

       Net reestimated
         liability..............

Seven years later:
   Gross reestimated
     liability..................
   Reestimated related
     reinsurance recoverable....

       Net reestimated
         liability..............

Eight years later:
   Gross reestimated
     liability..................
   Reestimated related
     reinsurance recoverable....

       Net reestimated
         liability..............

Gross (deficiency) redundancy as
 of December 31, 2000...........  $  (64,589)
                                  ----------
                                  ----------

---------

(1) This table excludes data related to TRZ for 1995 and prior years.

    The trend depicted in the latest development year in the reestimated net liability portion of the 'Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development' table and in the 'Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability' table reflects net adverse development. Net adverse development of $14.4 million was recorded in 2000 on losses occurring in prior years. (See Management's Discussion.)

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

    The length of time needed for reserves to be ultimately paid has generally been decreasing over the past ten years due, in large part, to a shift in the business mix towards lines with shorter loss payment patterns, the higher incidence (compared to earlier years) of catastrophe losses paid in 1999 and 2000 related to events occuring prior to the year in which such payments were made and, from 1992 through 1995, the return of loss and loss adjustment expense reserves associated with the reduced participation in one of TRH's then largest assumed treaties.

    The following table presents a reconciliation of beginning and ending net reserve balances for the years indicated. For domestic subsidiaries, there is no difference in reserves for losses and loss adjustment expenses net of reinsurance recoverable on unpaid losses and loss adjustment expenses whether determined in accordance with accounting principles generally accepted in the United States of America or statutory accounting principles.

                           RECONCILIATION OF RESERVE
                  FOR NET LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                              2000         1999         1998
                                                              ----         ----         ----
                                                                      (in thousands)
Reserve for net unpaid losses and loss adjustment
  expenses at beginning of year(1).......................
                                                           $2,762,162   $2,656,103   $2,522,728
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses incurred in
  respect of losses occurring in:
    Current year.........................................   1,182,539    1,216,294    1,080,377
    Prior years..........................................      14,357      (67,477)     (59,489)
                                                           ----------   ----------   ----------
        Total............................................   1,196,896    1,148,817    1,020,888
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses paid in respect
  of losses occurring in:
    Current year.........................................     390,433      340,155      343,974
    Prior years..........................................     953,708      702,603      543,539
                                                           ----------   ----------   ----------
        Total............................................   1,344,141    1,042,758      887,513
                                                           ----------   ----------   ----------
Reserve for net unpaid losses and loss adjustment
  expenses at end of year(1).............................  $2,614,917   $2,762,162   $2,656,103
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

 (1) In TRH's balance sheet and in accordance with Statement of Financial Accounting Standards (SFAS) No. 113, unpaid losses and loss adjustment expenses are presented before deduction of related reinsurance recoverable. (See Notes 2 and 5 of Notes to Consolidated Financial Statements.)

    In general, the increase in paid loss activity is attributable, in large part, to increases in premium volume and a shift in the business mix to lines with shorter payment patterns in recent years. In 2000, the increase in prior year paid losses is largely due to payments related to previously reserved claims, including 1999 catastrophe losses. (See Management's Discussion for further analysis of incurred and paid loss activity.)

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

    TRH's current investment strategy seeks to maximize after-tax income through a high quality diversified taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. During recent years, the yields on bonds purchased have generally been lower than yields on bonds sold or otherwise disposed of. Tax-exempt bonds carry lower pre-tax yields than taxable bonds that are comparable in risk and term to maturity due to their tax-advantaged status. (See Management's Discussion.) The equity portfolio is structured to achieve capital appreciation primarily through investment in quality growth companies. The great majority of other invested assets represent investments in partnerships and a short duration bond fund managed by an AIG subsidiary.

    The following table reflects investment results for TRH for each of the five years in the period ended December 31, 2000.

                               INVESTMENT RESULTS

                                                              PRE-TAX NET    PRE-TAX
                                                AVERAGE       INVESTMENT    EFFECTIVE   PRE-TAX REALIZED
YEARS ENDED DECEMBER 31,                     INVESTMENTS(1)    INCOME(2)    YIELD(3)    NET CAPITAL GAINS
------------------------                     --------------    ---------    --------    -----------------
                                                                (dollars in thousands)
2000.......................................    $4,355,516      $234,485        5.4%         $ 33,098
1999.......................................     4,322,020       230,739        5.3            82,793
1998.......................................     4,149,932       222,000        5.3           120,899
1997.......................................     3,781,217       207,646        5.5            32,939
1996.......................................     3,286,514       192,636        5.9            18,668

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

    The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 2000:

                                                                   BREAKDOWN OF
                                                                   INVESTMENTS
                                                              ----------------------
                                                                DECEMBER 31, 2000
                                                              ----------------------
                                                                AMOUNT      PERCENT
                                                                ------      -------
                                                              (dollars in thousands)
Bonds held to maturity (at amortized cost):
    Domestic and foreign municipal bonds....................  $  932,260      21.9%
                                                              ----------     -----
Bonds available for sale (at market value):
    Corporate bonds.........................................     579,367      13.6
    U.S. Government and government agency bonds.............     277,114       6.5
    Foreign government bonds................................     231,994       5.4
    Domestic and foreign municipal bonds....................   1,407,105      33.0
                                                              ----------     -----
                                                               2,495,580      58.5
                                                              ----------     -----
Preferred stocks............................................      26,695       0.6
                                                              ----------     -----
Common stocks...............................................     545,725      12.8
                                                              ----------     -----
Other invested assets.......................................     233,629       5.5
                                                              ----------     -----
Short-term investments......................................      28,091       0.7
                                                              ----------     -----
        Total investments...................................  $4,261,980     100.0%
                                                              ----------     -----
                                                              ----------     -----

    The carrying value of bonds and equities available for sale are subject to significant volatility from changes in their market values. (See Management's Discussion.)

    As of December 31, 2000, the market value of the total investment portfolio was $4,311.8 million.

    The following table indicates the composition of the bond portfolio of TRH by rating as of December 31, 2000:

                                                              HELD TO     AVAILABLE
           BREAKDOWN OF BOND PORTFOLIO BY RATING              MATURITY     FOR SALE     TOTAL
           -------------------------------------              --------     --------     -----
Aaa.........................................................    14.2%        47.1%       61.3%
Aa..........................................................    12.0         20.3        32.3
A...........................................................     1.0          2.7         3.7
Baa.........................................................     --           0.3         0.3
Ba..........................................................     --           0.3         0.3
B...........................................................     --           1.9         1.9
Not rated...................................................     --           0.2         0.2
                                                                ----         ----       -----
    Total...................................................    27.2%        72.8%      100.0%
                                                                ----         ----       -----
                                                                ----         ----       -----

    At December 31, 2000, TRH had no real estate or derivative instruments. (See
Note 3 of Notes to Consolidated Financial Statements.)

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

COMPETITION

    The reinsurance business is highly competitive in virtually all lines. After many years of deteriorating contract terms and pricing, a noticeable firming of rates was evident as the year 2000 progressed, reinforcing the positive signs observed in certain classes of business in 1999.

    TRH faces competition from new market entrants and from market participants that devote greater amounts of capital to the types of business written by TRH. Over the past several years, generally increased market capacity, significant domestic and international merger and acquisition activity, and since 1996, the reemergence of Lloyd's of London, have added to competitive pressures. The ultimate impact on the market of these events is uncertain.

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

    TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH. While TRC and Putnam, on a combined basis, would rank 5th, on the basis of statutory net premiums written, they are a less significant reinsurer in international reinsurance markets. TRH's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and European underwriting syndicates. Many of these competitors have been operating for substantially longer than TRH and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Although most reinsurance companies operate in the broker market, most of TRH's largest competitors also work directly with ceding companies, competing with brokers. According to the Reinsurance Association of America, there were 31 domestic reinsurers for which results were reported in their quarterly survey as of December 31, 2000.

EMPLOYEES

    At December 31, 2000, TRH had approximately 390 employees. Approximately 185 employees were located in the New York headquarters; 35 employees were located in Chicago and Miami (serving Latin America and the Caribbean) and 170 employees were located in other international offices.

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

    TRC, TRZ and Putnam, in common with other reinsurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of reinsurance, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single contract, deposits of securities for the benefit of ceding companies, methods of accounting, periodic audits of the affairs and financial reports of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. As required by the state of New York, TRC and Putnam adopted the Codification of Statutory Accounting Principles (Codification) as of January 1, 2001 as primary guidance on statutory accounting. The cumulative effect on statutory surplus of adopting the Codification (which differs from existing statutory guidance) on January 1, 2001 was not material. TRH expects that the impact of adopting the Codification on future statutory net income, financial position or cash flows will not be material. (See Management's Discussion.) In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders rather than securityholders.

    Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized insurance companies may be identified. The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to items deemed to have more risk by the National Association of Insurance Commissioners and lower factors are applied to items that are deemed to have less risk. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control. The statutory surplus of each of the Company's domestic subsidiaries significantly exceeded the risk-based capital requirements as of December 31, 2000.

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

    In addition to licensing requirements, TRH's international operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment, and are subject to local economic, political and social conditions. In addition, TRH's results of operations and net unrealized currency translation gain or loss (a component of accumulated other comprehensive income) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. (See Note 8 of Notes to Consolidated Financial Statements.) Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

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

CONTROL OF THE COMPANY

    In August 1998, AIG increased its beneficial ownership of the Company's outstanding common stock from 49% to over 50%. As of December 31, 2000, AIG beneficially owned approximately 60% of the Company's outstanding shares. Four of the Company's 9 current directors, including the Chairman, are officers of AIG and hold the following positions with AIG: Mr. Greenberg is a Director and the Chairman and Chief Executive Officer; Mr. Matthews is a Director and Vice Chairman; Mr. Smith is a Director and the Executive Vice President and Chief Financial Officer and Mr. Tizzio is a Director and Senior Vice Chairman.

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

    Approximately $209 million (11%), $184 million (11%) and $167 million (11%) of gross premiums written by TRH in the years 2000, 1999 and 1998, respectively, were attributable to reinsurance purchased by the AIG Group, for the production of which TRH paid ceding commissions to the AIG Group of approximately $38 million, $34 million and $31 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group versus non-AIG Group business it accepts. TRH's objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results.

    TRH retroceded gross premiums written to the AIG Group in the years 2000, 1999 and 1998 of approximately $95.1 million, $100.4 million and $93.4 million, respectively, and received ceding commissions of approximately $11.2 million, $16.2 million and $12.4 million, respectively, for the production of such business in such years.

ITEM 2. PROPERTIES

    As of December 31, 2000, one-half of the office space of TRH's New York headquarters and its Toronto office are rented from AIG, which either owns the property or leases it from others. The remaining office space of TRH's headquarters and the Chicago, Miami, Buenos Aires, Rio de Janeiro, London, Paris, Warsaw, Zurich, Hong Kong, Shanghai and Tokyo offices, are rented from third parties. The leases for the office space occupied by TRH's New York headquarters expire in 2005.

ITEM 3. LEGAL PROCEEDINGS

    TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of March 22, 2001.

                                                                                       SERVED AS
                                                                                      DIRECTOR OR
                NAME                                  POSITION                 AGE   OFFICER SINCE
                ----                                  --------                 ---   -------------
Robert F. Orlich.....................  President, Chief Executive Officer      53        1990(1)
                                         and Director
Paul A. Bonny........................  Executive Vice President, President     44        1994
                                         International Operations
Steven S. Skalicky...................  Executive Vice President, Chief         52        1995
                                         Financial Officer
Javier E. Vijil......................  Executive Vice President, President     48        1996(2)
                                         Latin American Division
Robert V. Mucci......................  Senior Vice President and Actuary       43        1990(1)
Gary A. Schwartz.....................  Vice President and General Counsel      40        1999(3)
Elizabeth M. Tuck....................  Secretary                               45        1991
M. R. Greenberg......................  Chairman of the Board                   75        1986
James Balog..........................  Director                                72        1988
C. Fred Bergsten.....................  Director                                59        1998
Ikuo Egashira........................  Director                                70        1995
John J. Mackowski....................  Director                                75        1990
Edward E. Matthews...................  Director                                69        1986
Howard I. Smith......................  Director                                56        1994
Thomas R. Tizzio.....................  Director                                63        1990(1)

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) The following table sets forth the high and low closing sales prices per share of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape for each of the four quarters of 2000 and 1999:

                                                        2000                              1999
                                          --------------------------------   --------------------------
                                            HIGH              LOW              HIGH             LOW
                                            ----              ---              ----             ---
First Quarter...........................   85 1/2           68 15/16         77 1/4           74 1/8
Second Quarter..........................   90 9/16          81 9/16          80 1/8           72 13/16
Third Quarter...........................   93               80 15/16         75 7/8           70 1/4
Fourth Quarter..........................  105 7/8           89 15/16         78 5/16          69 3/16

    (b) As of January 31, 2001, the approximate number of holders of Common Stock, including those whose Common Stock is held in nominee name, was 5,000.

    (c) In 2000, the Company declared a quarterly dividend of $0.125 per common share in March and $0.135 per common share in each of May, September and November. In 1999, the Company declared a quarterly dividend of $0.11 per common share in March and $0.125 per common share in each of May, October and December. The Company paid each dividend in the quarter following the date of declaration except for the October 1999 dividend, which was paid in the same quarter as the date of declaration.

    The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's consolidated earnings, financial condition and business needs, capital and surplus requirements of the Company's operating subsidiaries, regulatory considerations and other factors.

    The Company is a holding company whose principal source of income is dividends from its subsidiary, TRC. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. (See Note 12 of Notes to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

    The following Selected Consolidated Financial Data is prepared in accordance with accounting principles generally accepted in the United States of America. Such data include the results of TRZ subsequent to the date of its acquisition by TRH (through its wholly owned subsidiary TRC) in mid-1996 accounted for as a purchase. In addition, this data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

                                                        YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                        ----         ----         ----         ----         ----
                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
    Net premiums written...........  $1,658,579   $1,498,524   $1,393,700   $1,294,136   $1,142,515
    Net premiums earned............   1,631,536    1,484,634    1,380,570    1,259,251    1,130,633
    Net investment income..........     234,485      230,739      222,000      207,646      192,636
    Realized net capital gains.....      33,098       82,793      120,899       32,939       18,668
    Total revenues.................   1,899,119    1,798,166    1,723,469    1,499,836    1,341,937
    Operating income...............     268,064      236,235      323,580      236,096      197,518
    Income before income taxes.....     267,982      236,097      323,351      234,726      196,320
    Net income.....................     211,638      187,362      247,523      185,500      154,860
PER COMMON SHARE:(1)
    Net income:(2)
        Basic......................  $     6.09   $     5.40   $     7.15   $     5.37   $     4.49
        Diluted....................        6.05         5.37         7.10         5.34         4.48
    Cash dividends declared........        0.53         0.49         0.43         0.39         0.33
SHARE DATA:(1)(2)
    Weighted average common shares
      outstanding:
        Basic......................      34,751       34,704       34,636       34,546       34,474
        Diluted....................      34,984       34,882       34,865       34,751       34,594
BALANCE SHEET DATA (AT YEAR END):
    Investments and cash...........  $4,391,226   $4,333,462   $4,328,833   $3,992,519   $3,589,889
    Total assets...................   5,522,672    5,480,198    5,253,249    4,834,980    4,379,141
    Unpaid losses and loss
      adjustment expenses..........   3,077,162    3,304,931    3,116,038    2,918,782    2,733,055
    Unearned premiums..............     418,621      397,783      386,652      366,640      343,936
    Stockholders' equity...........   1,856,365    1,642,517    1,610,139    1,356,659    1,137,306

---------

(1) Share and per share data have been retroactively adjusted to reflect a 3-for-2 common stock split effected in the form of a 50% stock dividend, paid July 18, 1997.

(2) All periods reflect the adoption of the accounting standard related to earnings per share (SFAS No. 128).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL STATEMENTS

    The following discussion refers to the consolidated financial statements of Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, which are presented elsewhere herein. TRH's principal operating subsidiaries are Transatlantic Reinsurance Company (TRC), Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam).

    In August 1998, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) increased its beneficial ownership of Transatlantic Holdings, Inc. (the 'Company') outstanding common stock from 49% to over 50%. As of December 31, 2000, AIG beneficially owned approximately 60% of the Company's outstanding shares. Financial data discussed below have been affected by certain transactions between TRH and the AIG Group. (See Notes 11 and 13 of Notes to Consolidated Financial Statements.)

OPERATIONAL REVIEW

    TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. Premiums are earned primarily on a pro rata basis over the term of the related coverages. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums assumed and reinsurance ceded, respectively, relating to the unexpired terms of such coverages. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

    The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

                                                         YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                           2000                    1999                    1998
                                   ---------------------   ---------------------   ---------------------
                                                CHANGE                  Change                  Change
                                                 FROM                    From                    From
                                    AMOUNT    PRIOR YEAR    Amount    Prior Year    Amount    Prior Year
                                    ------    ----------    ------    ----------    ------    ----------
                                                           (dollars in millions)
Net premiums written.............  $1,658.6      10.7%     $1,498.5       7.5%     $1,393.7       7.7%
Net premiums earned..............   1,631.5       9.9       1,484.6       7.5       1,380.6       9.6
Net investment income............     234.5       1.6         230.7       3.9         222.0       6.9

    For the period under discussion, the reinsurance market has been characterized by significant competition worldwide in most classes, although rate increases were achieved in many classes as 2000 progressed. The increases in net premiums written resulted generally from increased coverage provided and were primarily from treaty business. On a worldwide basis, casualty lines business represented 76.7% of net premiums written in 2000 versus 74.8% and 71.0% in 1999 and 1998, respectively. The balance represented property lines. Treaty business represented 96.3% of net premiums written in 2000 versus 96.6% in 1999 and 94.7% in 1998. The balance represented facultative accounts.

    Net premiums written by international offices increased in 2000 by $65.2 million, or 8.7%, over the prior year, to $813.1 million. The majority of international offices recorded increases in net premiums written, led by London and TRZ. International net premiums written increased significantly in auto liability, accident and health and property catastrophe excess-of-loss lines. International business represented 49.0% of 2000 net premiums written compared to 49.9% in 1999.

    In 2000, domestic net premiums written increased by $94.9 million, or 12.6%, over 1999, to $845.5 million, with significant increases recorded in certain specialty casualty classes (particularly accident and health and medical malpractice lines) and in aviation and property catastrophe excess-of-loss lines.

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

    In 1999, domestic net premiums written increased by $38.9 million, or 5.5%, over 1998, to $750.6 million, with significant increases recorded in certain specialty casualty classes (particularly accident and health and medical malpractice lines), and significant decreases recorded in property and aviation lines. The majority of the reduction in property net premiums written was due to an increase in premiums for reinsurance ceded.

    The increase in net premiums earned in each of 2000 and 1999 compared to the respective prior year amounts resulted primarily from the growth in net premiums written in both years. Net investment income grew in 2000 compared to 1999 due to an increase in investment income from other invested assets offset largely by a decrease from fixed maturities, and a reduction in investment expenses. Net investment income grew in 1999 versus 1998 due to significant cash flow available for investment which was generated by operating activities. The percentage increase in net investment income is less in 2000 versus 1999, than in 1999 and 1998 compared to the respective prior years, due to the impact of negative operating cash flow in the first two quarters of 2000, due largely to a high level of paid losses (see discussion of operating cash flow under Financial Condition and Liquidity) and to the negative impact of foreign exchange on investment income earned by certain of our international locations in 2000. (See
Note 3 of Notes to Consolidated Financial Statements.)

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

    The following table sets forth TRH's combined ratios and the components thereof for the years indicated:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000   1999    1998
                                                              ----   ----    ----
Loss and loss adjustment expense ratio......................  73.4    77.4    73.9
Underwriting expense ratio..................................  26.5    27.8    27.4
Combined ratio..............................................  99.9   105.2   101.3

    2000 catastrophe losses had an immaterial impact on current year results. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $14.4 million in 2000. In particular, significant adverse development was recorded in 2000 on losses occurring in 1998 and 1999 in fire and allied lines. These increases to incurred losses were partially offset by favorable development in 2000 on losses occurring primarily in 1994 through 1999 in the other liability line.

    TRH's 1999 results included catastrophe losses incurred of $85 million, which added 5.7 to each of the loss and loss adjustment expense ratio and combined ratio. More than one-half of those losses were from European storms occurring late in the year. Two of those storms, Lothar and Martin, occurred within a day of each other in late December and caused extensive property damage in Western Europe, most severely in France. These two storms collectively are considered among the worst natural catastrophes ever to strike France.

    In addition, as a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were reduced by $67.5 million in 1999. Significant favorable development was recorded in 1999 on losses occurring in 1987 through 1996 in the other liability line and in 1994 through 1998 in the aviation line. These reductions to incurred losses were partially offset by adverse development in 1999 on losses occurring in 1997 and 1998, principally in fire, allied lines, auto liability and ocean marine lines, and prior to 1984 in the other liability line.

    TRH's 1998 results included catastrophe losses incurred of $20 million related to Hurricane Georges, which added 1.4 to each of the loss and loss adjustment expense ratio and combined ratio. In addition, as a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were reduced by $59.5 million in 1998. Significant favorable development was recorded in 1998 on losses occurring in years subsequent to 1986 in the other liability line, in 1996 and 1997 in the medical malpractice line and in 1993 through 1996 in the fire and allied lines. These reductions to incurred losses were partially offset by adverse development in 1998 on losses occurring in 1996 and 1997 in the ocean marine line, prior to 1984 in the other liability line and in 1997 in the fire line.

    At December 31, 2000, reserves for unpaid losses and loss adjustment expenses totaled $3.08 billion, a decrease of $227.8 million, or 6.9%, as compared to the prior year. The decrease in reserves was largely due to the payment of previously reserved claims, including those related to catastrophe losses occurring in prior years, and to favorable development in 2000 on losses occurring in prior years in the other liability line. Also at December 31, 2000, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $449.2 million, a decrease of $80.5 million, or 15.2%, from the prior year. This decrease was due, in part, to amounts recovered by TRH on ceded reinsurance related to catastrophe losses in prior years. (See Note 13 of Notes to Consolidated Financial Statements.) TRH's reserves and related recoverables represent estimates of all future liability and reinsurance recoverable thereon for losses occurring on or prior to the balance sheet date. Net losses and loss adjustment expenses are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. A provision is included for losses and loss adjustment expenses incurred but not reported on the basis of past experience and other factors. The methods of making such estimates and for establishing the resulting reserves and related recoverables are continually reviewed and updated, and any adjustments resulting therefrom are reflected in income currently. Provisions for inflation and 'social inflation' (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of numerous judgments which are made as to expected trends in average claim severity. Because the reserving process is inherently difficult and subjective, actual net losses and loss adjustment expenses may deviate, perhaps substantially, from estimates of reserves and reinsurance recoverable on such amounts reflected in TRH's consolidated financial statements.

    Loss and loss adjustment expense reserves, net of related reinsurance recoverables, for risks related to environmental impairment and asbestos-related illnesses amounted to $71 million and $75 million at December 31, 2000 and 1999, respectively. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for such claims, including incurred but not reported claims (IBNR), are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, while there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that these claims reserves, as well as all other claims reserves carried at December 31, 2000, are adequate.

    The underwriting expense ratio, which represents the sum of net commissions and other operating expenses expressed as a percentage of net premiums written, decreased in 2000 compared to 1999 due principally to a decrease in the commission ratio caused, in large part, by a slight shift in the mix of business between years. The underwriting expense ratio increased modestly in 1999 over 1998.

    Other deductions generally include currency transaction gains and losses and other miscellaneous income and expense items.

    Realized net capital gains on the disposition of investments totaled $33.1 million in 2000, $82.8 million in 1999 and $120.9 million in 1998. The high levels of realized net capital gains in 1999 and 1998 as compared to 2000 were caused, in 1999, by the redeployment of a portion of the equity portfolio early in the year generally into fixed income investments, and in 1998, by the strategic realignment of the equity portfolio.

    Income before income taxes was $268.0 million in 2000, $236.1 million in 1999 and $323.4 million in 1998. The increase in income before income taxes in 2000 over 1999 was primarily due to the absence of significant catastrophe losses occurring in 2000, partially offset by a decrease in realized net capital gains as compared to 1999. The decrease in income before income taxes in 1999 resulted principally from a high level of catastrophe losses and a decline in realized net capital gains in 1999 compared to 1998.

    The provisions for federal and foreign income taxes were $56.3 million in 2000, $48.7 million in 1999 and $75.8 million in 1998. The Company and its domestic subsidiaries, TRC and Putnam, filed consolidated federal income tax returns for the years under discussion, except those for 2000 which are not yet due. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will include as part of its taxable income those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

    The effective tax rates were 21.0% in 2000, 20.6% in 1999 and 23.5% in 1998. The effective tax rate in 2000 increased slightly compared to 1999. The decrease in the effective tax rate in 1999 versus 1998 is due principally to the fact that tax-exempt interest represented a greater percentage of income before income taxes in 1999 than in the previous year. While tax-exempt interest remained relatively level compared to 1998, income before income taxes declined significantly for the reasons discussed earlier.

    Net income and net income per common share on a diluted basis, respectively, were as follows: 2000 -- $211.6 million, $6.05; 1999 -- $187.4 million, $5.37;
1998 -- $247.5 million, $7.10. Reasons for the changes between years are as discussed earlier. (See Note 7 of Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 12 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) In 2000 and 1999, the Company received cash dividends from TRC of $18.1 million and $16.3 million, respectively. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income and proceeds from sales, redemptions and the maturing of investments. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

    At December 31, 2000, total investments and cash were $4,391.2 million compared to $4,333.5 million at December 31, 1999. The increase was caused by pre-tax unrealized holding gains on investments, partially offset by modest negative operating cash flow and outward cash flow from financing activities. (See Note 3 of Notes to Consolidated Financial Statements.)

    For 2000, TRH's operating cash flow was modestly negative, a substantial reduction from the positive amount reported in 1999. The reduction in cash flow was caused largely by a significant increase in paid losses offset partially by increased premium collections, net of commissions. Paid loss levels in 2000 were significantly elevated due to payments related to previously reserved claims, including 1999 catastrophe losses, an increase in premium volume and the continued shift in the business mix towards lines with shorter payment patterns.

    TRH's operating cash flow in 1999 declined compared to 1998. This decrease was due to significant increases in paid losses and net commissions, offset, in part, by increased net premiums and a significant reduction in taxes paid. In 1999, the increase in paid losses was principally due to increases in premium volume and a shift in the business mix in more recent years towards lines with shorter loss payment patterns.

    A portion of consolidated operating cash flow, namely, -$5.0 million, $104.6 million and $91.4 million, was derived from international operations in 2000, 1999 and 1998, respectively.

    TRH believes that its balance of cash and cash equivalents of $129.2 million as of December 31, 2000 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2001 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    TRH's fixed maturity investments, approximately 80.4% of total investments as of December 31, 2000, are predominantly investment grade, liquid securities, approximately 50% of which will mature in less than 10 years. Also as of that date, approximately 13.4% of total investments were in common and nonredeemable preferred stocks, approximately 5.5% of total investments were in other invested assets, including investments in partnerships, and the remaining 0.7% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2001 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    Fixed maturity investments are carried at amortized cost when it is TRH's positive intent to hold these securities to maturity and TRH has the ability to do so. As of December 31, 2000, a significant portion of the bond portfolio was classified as available-for-sale and carried at market value. Most activity within the bonds available for sale portfolio for the years under discussion represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. As of December 31, 2000, bonds held to maturity had gross unrealized gains of $50.0 million and $0.1 million of gross unrealized losses. Gross unrealized gains and losses on bonds available for sale as of December 31, 2000 amounted to $63.3 million and $15.6 million, respectively.

    As of December 31, 2000, 93.6% of the bond portfolio was rated Aaa or Aa, an additional 4.0% was also rated investment grade or better, 2.2% was rated below investment grade and 0.2% was not rated. Also, as of December 31, 2000, TRH had no derivative instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

    TRH's operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates.

    Measuring potential losses in fair values is the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR). VaR is a summary statistical measure that uses changes in historical interest and foreign currency exchange rates and equity prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.

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

    TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. TRH has refined its methodology for calculating VaR and the results of the calculations for 2000 were performed using historical simulation. Using historical simulation over the delta-normal approach (which was used for the 1999 information presented herein) does not significantly change the result of the VaR analysis. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates and equity index prices are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure. At December 31, 2000 and 1999, the VaR was approximately $80 million and $76 million, respectively.

    The following table presents the VaR of each component of market risk. VaR with respect to the aggregate of the three components of market risk cannot be derived by aggregating the individual risk amounts presented herein.

     MARKET RISK                                               2000    1999
     -----------                                               ----    ----
                                                               (in millions)
     Interest rate...........................................   $66     $38
     Equity..................................................    51      65
     Currency................................................     4       8

    TRH's stockholders' equity increased to $1.86 billion at December 31, 2000, an increase of $213.8 million over year-end 1999. The net increase was comprised principally of net income of $211.6 million and an increase in accumulated other comprehensive income of $18.6 million, less cash dividends declared of $18.4 million. The increase in net unrealized appreciation of investments, net of income tax, a component of accumulated other comprehensive income, principally consisted of an increase in unrealized appreciation of bonds available for sale, net of income tax, of $83.5 million due principally to a reduction in market interest rates compared to a year ago, partially offset by a decrease in unrealized appreciation of common stocks available for sale, net of income tax, of $45.0 million, reflecting a general weakening of the U.S. economy. Net unrealized appreciation of investments, net of income taxes, is subject to significant volatility resulting from changes in the market value of bonds and equities available for sale. Market values may fluctuate due to changes in general economic conditions, market interest rates, prospects of investee companies and other factors.

    Risk-based capital (RBC) standards, promulgated by the National Association of Insurance Commissioners (NAIC), relate an individual company's statutory policyholders' surplus to the risk inherent in its overall operations and sets thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 2000, the statutory surpluses of TRC and Putnam each significantly exceeded RBC requirements.

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

    Also in June 1997, the FASB adopted SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information.' This statement established standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and required presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The standard also establishes guidance for related disclosures about products and services, geographic areas and major customers, superseding most of SFAS No. 14, 'Financial Reporting for Segments of a Business Enterprise.' In accordance with SFAS No. 131, TRH implemented the standard for the 1998 annual financial statements.

    SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' issued by the FASB in June 1998, as amended by SFAS No. 137 and SFAS No. 138 in June 1999 and June 2000, respectively, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives must be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting recognition for the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. These standards are effective for TRH on January 1, 2001 and may not be applied retroactively. As of December 31, 2000, TRH had no derivative instruments.

    In October 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-7, 'Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.' This statement provides guidance on how to account for insurance and reinsurance contracts that do not transfer both required elements of insurance risk (i.e., underwriting risk and timing risk). SOP 98-7 was effective for TRH on January 1, 2000. Restatement of previously issued annual financial statements is not permitted. The impact of applying this statement was not material to TRH's results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, 'Revenue Recognition in Financial Statements.' SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In accordance with the bulletin and subsequent guidance that deferred the implementation date, TRH adopted SAB 101 in the fourth quarter of 2000. With respect to results of operations, financial position and cash flows, SAB 101 did not have a material impact in 2000 and is not expected to have a material impact thereafter.

    In September 2000, the FASB issued SFAS No. 140, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125.' SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, the recognition and measurement of servicing assets and liabilities and the extinguishment of liabilities. This statement is effective for the recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively with certain exceptions. Adoption of the new requirements on their effective dates has not had and is not expected to have a material impact on TRH's results of operations, financial position or cash flows.

OTHER MATTERS

    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification) as primary guidance on statutory accounting effective January 1, 2001. The Codification provides guidance for areas where previously statutory accounting had been silent and changes current statutory accounting in some areas. The New York Insurance Department (in the state of domicile of TRC and Putnam) recently adopted most of the Codification guidance for implementation on January 1, 2001, but did not adopt several key provisions including those on deferred income taxes. The cumulative effect of the implementation of Codification guidance (as adopted by the New York Insurance Department) on the statutory surplus of TRC and Putnam as of January 1, 2001 was not material. In addition, the Codification guidance is not expected to have a material effect on future statutory net income, financial position or cash flows.

    As one or both of TRC and Putnam is also licensed, accredited or otherwise permitted to serve as a reinsurer in all states and the District of Columbia in the United States, they will be required to disclose the differences between implementing Codification guidance on a New York State basis and Codification guidance adopted by the NAIC in a footnote to their statutory filings. The difference in statutory surplus between those bases as of January 1, 2001 was not material. Future differences in statutory net income, financial position or cash flows are also not expected to be material.

    On January 1, 1999, certain of the member nations of the European Economic and Monetary Union (EMU) adopted a common currency, the Euro. Once the national currencies are phased out, the

Euro will be the sole legal tender of each of these nations. During the transition period, commerce of these nations will be transacted in the Euro or in the currently existing national currency.

    TRH has taken the necessary steps to transact business in the Euro, has identified the significant issues and will be prepared with respect to the continued phase in of and ultimate redenomination to the Euro. Any costs associated with the adoption of the Euro are expensed as incurred and are not material to TRH's results of operations, financial position or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                  PAGE
                                                                  ----
Report of Independent Accountants...............................   30
Consolidated Balance Sheets as of December 31, 2000 and
  1999..........................................................   31
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..............................   32
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..................   33
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..............................   34
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2000, 1999 and 1998..................   35
Notes to Consolidated Financial Statements......................   36

Schedules:
  I -- Summary of Investments -- Other than Investments in
       Related Parties as of December 31, 2000...................  S-1
 II -- Condensed Financial Information of Registrant as of
       December 31, 2000 and 1999 and for the years ended
       December 31, 2000, 1999 and 1998..........................  S-2
III -- Supplementary Insurance Information as of December 31,
       2000, 1999 and 1998 and for the years then ended..........  S-5
 IV -- Reinsurance for the years ended December 31, 2000, 1999 and 1998..................................................  S-6
 VI -- Supplementary Information Concerning Property/Casualty
       Insurance Operations as of December 31, 2000, 1999 and
       1998 and for the years then ended.........................  S-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of TRANSATLANTIC HOLDINGS, INC.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                      /s/ PricewaterhouseCoopers LLP

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
February 7, 2001

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                                  2000           1999
                                                                  ----           ----
                                                              (in thousands, except share
                                                                         data)
                           ASSETS
Investments and cash:
    Fixed maturities:
        Bonds held to maturity, at amortized cost (market
          value: 2000 -- $982,115; 1999 -- $1,083,740)......   $  932,260     $1,062,968
        Bonds available for sale, at market value (amortized
          cost: 2000 -- $2,447,871; 1999 -- $2,479,930).....    2,495,580      2,399,158
    Equities:
        Common stocks available for sale, at market value
          (cost: 2000 -- $486,257; 1999 -- $408,465)........      545,725        537,149
        Nonredeemable preferred stocks available for sale,
          at market value (cost: 2000 -- $28,569;
          1999 -- $52,324)..................................       26,695         51,192
    Other invested assets...................................      233,629        173,043
    Short-term investments, at cost which approximates
      market value..........................................       28,091          5,935
    Cash and cash equivalents...............................      129,246        104,017
                                                               ----------     ----------
            Total investments and cash......................    4,391,226      4,333,462
Accrued investment income...................................       69,051         73,578
Premium balances receivable, net............................      234,668        208,525
Reinsurance recoverable on paid and unpaid losses and loss
  adjustment expenses:
    Affiliates..............................................      261,097        294,147
    Other...................................................      282,736        274,414
Deferred acquisition costs..................................       76,623         71,022
Prepaid reinsurance premiums................................       30,160         32,188
Deferred income taxes.......................................      144,121        153,548
Other assets................................................       32,990         39,314
                                                               ----------     ----------
            Total assets....................................   $5,522,672     $5,480,198
                                                               ----------     ----------
                                                               ----------     ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses..................   $3,077,162     $3,304,931
Unearned premiums...........................................      418,621        397,783
Reinsurance balances payable................................       70,582         82,942
Other liabilities...........................................       99,942         52,025
                                                               ----------     ----------
            Total liabilities...............................    3,666,307      3,837,681
                                                               ----------     ----------
            Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized:
  5,000,000.................................................           --             --
Common Stock, $1.00 par value; shares authorized:
  100,000,000; shares issued: 2000 -- 35,573,608;
  1999 -- 35,527,822........................................       35,574         35,528
Additional paid-in capital..................................      202,593        200,567
Accumulated other comprehensive income......................       36,773         18,212
Retained earnings...........................................    1,591,425      1,398,210
Treasury Stock, at cost; 800,000 shares.....................      (10,000)       (10,000)
                                                               ----------     ----------
            Total stockholders' equity......................    1,856,365      1,642,517
                                                               ----------     ----------
            Total liabilities and stockholders' equity......   $5,522,672     $5,480,198
                                                               ----------     ----------
                                                               ----------     ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              2000          1999          1998
                                                              ----          ----          ----
                                                            (in thousands, except per share data)
Income:
    Net premiums written.................................  $1,658,579    $1,498,524    $1,393,700
    Increase in net unearned premiums....................     (27,043)      (13,890)      (13,130)
                                                           ----------    ----------    ----------
    Net premiums earned..................................   1,631,536     1,484,634     1,380,570
    Net investment income................................     234,485       230,739       222,000
                                                           ----------    ----------    ----------
                                                            1,866,021     1,715,373     1,602,570
                                                           ----------    ----------    ----------
Expenses:
    Net losses and loss adjustment expenses..............   1,196,896     1,148,817     1,020,888
    Net commissions......................................     387,830       365,929       333,069
    Other operating expenses.............................      51,930        50,629        48,758
    Increase in deferred acquisition costs...............      (5,601)       (3,444)       (2,826)
                                                           ----------    ----------    ----------
                                                            1,631,055     1,561,931     1,399,889
                                                           ----------    ----------    ----------
                                                              234,966       153,442       202,681
Realized net capital gains...............................      33,098        82,793       120,899
                                                           ----------    ----------    ----------
Operating income.........................................     268,064       236,235       323,580
Other deductions.........................................         (82)         (138)         (229)
                                                           ----------    ----------    ----------
Income before income taxes...............................     267,982       236,097       323,351
                                                           ----------    ----------    ----------
Income taxes (benefits):
    Current..............................................      56,112        56,261        86,010
    Deferred.............................................         232        (7,526)      (10,182)
                                                           ----------    ----------    ----------
                                                               56,344        48,735        75,828
                                                           ----------    ----------    ----------
Net income...............................................  $  211,638    $  187,362    $  247,523
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

Net income per common share:
    Basic................................................  $     6.09    $     5.40    $     7.15
    Diluted..............................................        6.05          5.37          7.10

Weighted average common shares outstanding:
    Basic................................................      34,751        34,704        34,636
    Diluted..............................................      34,984        34,882        34,865

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              2000          1999          1998
                                                              ----          ----          ----
                                                            (in thousands, except per share data)
Common Stock:
    Balance, beginning of year...........................  $   35,528    $   35,467    $   35,363
    Issued under stock option and purchase plans.........          46            61           104
                                                           ----------    ----------    ----------
        Balance, end of year.............................      35,574        35,528        35,467
                                                           ----------    ----------    ----------
Additional paid-in capital:
    Balance, beginning of year...........................     200,567       198,425       195,494
    Excess of proceeds over par value of common stock
      issued under stock option and purchase plans.......       2,026         2,142         2,931
                                                           ----------    ----------    ----------
        Balance, end of year.............................     202,593       200,567       198,425
                                                           ----------    ----------    ----------
Accumulated other comprehensive income:
    Balance, beginning of year...........................      18,212       158,552       140,724
    Net change for year..................................      28,555      (215,906)       27,425
    Income tax effect on change..........................      (9,994)       75,566        (9,597)
                                                           ----------    ----------    ----------
        Balance, end of year.............................      36,773        18,212       158,552
                                                           ----------    ----------    ----------
Retained earnings:
    Balance, beginning of year...........................   1,398,210     1,227,695       995,078
    Net income...........................................     211,638       187,362       247,523
    Cash dividends declared (per common share:
      2000 -- $0.53; 1999 -- $0.49; 1998 -- $0.43).......     (18,423)      (16,847)      (14,906)
                                                           ----------    ----------    ----------
        Balance, end of year.............................   1,591,425     1,398,210     1,227,695
                                                           ----------    ----------    ----------
Treasury Stock:
    Balance, beginning and end of year...................     (10,000)      (10,000)      (10,000)
                                                           ----------    ----------    ----------
        Total stockholders' equity.......................  $1,856,365    $1,642,517    $1,610,139
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000        1999       1998
                                                                ----        ----       ----
                                                                      (in thousands)
Cash flows from operating activities:
    Net income..............................................  $ 211,638   $187,362   $247,523
                                                              ---------   --------   --------
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Changes in unpaid losses and loss adjustment
          expenses, unearned premiums and prepaid
          reinsurance premiums..............................   (204,903)   198,432    208,728
        Changes in premium and reinsurance balances
          receivable and payable, net.......................        124    (98,752)   (91,660)
        Change in deferred acquisition costs................     (5,601)    (3,444)    (2,826)
        Change in accrued investment income.................      4,527     (8,075)     5,296
        Realized net capital gains..........................    (33,098)   (82,793)  (120,899)
        Changes in current and deferred income taxes........      7,385    (13,176)   (28,092)
        Change in net unrealized currency translation
          adjustment........................................     20,625      2,343      5,031
        Changes in other assets and liabilities, net........    (15,159)     7,662        150
        Other, net..........................................       (468)     4,223      3,726
                                                              ---------   --------   --------
            Total adjustments...............................   (226,568)     6,420    (20,546)
                                                              ---------   --------   --------
            Net cash (used in) provided by operating
              activities....................................    (14,930)   193,782    226,977
                                                              ---------   --------   --------
Cash flows from investing activities:
    Proceeds of bonds available for sale sold...............    299,906    436,127    375,580
    Proceeds of bonds held to maturity redeemed or
      matured...............................................    148,829     78,936    109,372
    Proceeds of bonds available for sale redeemed or
      matured...............................................    421,894    238,616    267,373
    Proceeds of equities sold...............................    690,300    473,690    357,640
    Purchase of bonds held to maturity......................    (16,675)   (15,051)        --
    Purchase of bonds available for sale....................   (763,498)  (867,036)  (802,010)
    Purchase of equities....................................   (678,556)  (439,123)  (371,400)
    Net purchase of other invested assets...................    (63,040)   (45,217)  (126,133)
    Net (purchase) proceeds of short-term investments.......    (21,599)    23,270     (7,591)
    Change in other liabilities for securities in course of
      settlement............................................     62,521       (527)    (2,543)
    Other, net..............................................     (7,327)    (7,130)    (5,589)
                                                              ---------   --------   --------
            Net cash provided by (used in) investing
              activities....................................     72,755   (123,445)  (205,301)
                                                              ---------   --------   --------
Cash flows from financing activities:
    Dividends to stockholders...............................    (18,072)   (16,312)   (14,550)
    Proceeds from common stock issued.......................      2,072      2,203      3,035
    Net disbursements from reinsurance deposits.............     (8,264)   (26,886)   (10,230)
                                                              ---------   --------   --------
            Net cash from financing activities..............    (24,264)   (40,995)   (21,745)
                                                              ---------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (8,332)     4,086        (79)
                                                              ---------   --------   --------
            Change in cash and cash equivalents.............     25,229     33,428       (148)
Cash and cash equivalents, beginning of year................    104,017     70,589     70,737
                                                              ---------   --------   --------
            Cash and cash equivalents, end of year..........  $ 129,246   $104,017   $ 70,589
                                                              ---------   --------   --------
                                                              ---------   --------   --------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                      (in thousands)
Net income..................................................  $211,638   $187,362   $247,523
                                                              --------   --------   --------

Other comprehensive income (loss):
    Net unrealized appreciation (depreciation) of
      investments:
        Net unrealized holding gains (losses) arising during
          period............................................    89,168   (107,284)   125,758
        Related income tax effect...........................   (31,209)    37,548    (44,015)
        Reclassification adjustment for gains included in
          net income........................................   (33,098)   (82,793)  (120,899)
        Related income tax effect...........................    11,584     28,978     42,315
                                                              --------   --------   --------
                                                                36,445   (123,551)     3,159
                                                              --------   --------   --------
    Net unrealized currency translation (loss) gain.........   (27,515)   (25,829)    22,566
    Related income tax effect...............................     9,631      9,040     (7,897)
                                                              --------   --------   --------
                                                               (17,884)   (16,789)    14,669
                                                              --------   --------   --------
Other comprehensive income (loss)...........................    18,561   (140,340)    17,828
                                                              --------   --------   --------
Comprehensive income........................................  $230,199   $ 47,022   $265,351
                                                              --------   --------   --------
                                                              --------   --------   --------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

    Transatlantic Holdings, Inc. (the 'Company') is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company (TRC). TRC owns all of the common stock of Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam). As of
December 31, 2000, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) beneficially owned approximately 60% of the Company's outstanding shares.

    Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are auto liability (including nonstandard risks), other liability (including directors' and officers' liability and other professional liability), accident and health, medical malpractice and marine and aviation in the casualty lines, and fire and allied lines in the property lines (which include property catastrophe risks). Casualty lines represented 76.7%, 74.8% and 71.0% of net premiums written in 2000, 1999 and 1998, respectively. The balance represented property lines.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to conform prior years' presentations with 2000.

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

    (b) INVESTMENTS: Bonds are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. The balance of TRH's bonds are classified as available-for-sale and carried at market value. Common and nonredeemable preferred stocks are carried principally at market value. Market values for fixed maturity securities and equities are generally based upon quoted market prices. For certain fixed maturity securities, for which market prices were not readily available, market values were estimated using values obtained from independent pricing services. Other invested assets consist of investments in partnerships, a short 'duration' bond fund managed by an AIG subsidiary and other investments which are carried primarily at market value. Short-term investments are carried at cost, which approximates market value.

    Realized gains or losses on the sale of investments are determined on the basis of specific identification. Changes in unrealized appreciation (depreciation) of bonds available for sale, equity investments and other invested assets are charged or credited, net of deferred income taxes, directly to accumulated other comprehensive income (See Note 8), a component of stockholders' equity. Investment income is recorded as earned. Amortization of bond premium and the accrual of bond discount are charged or credited to net investment income.

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

    (e) PREMIUM REVENUES: Premiums are earned primarily on a pro rata basis over the term of the related coverages. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums assumed and reinsurance ceded, respectively, relating to the unexpired terms of such coverages. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

    (f) LOSSES AND LOSS ADJUSTMENT EXPENSES: Losses and loss adjustment expenses, net of related reinsurance recoverable, are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. An amount is included for losses and loss adjustment expenses incurred but not reported
(IBNR) on the basis of past experience. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting therefrom are reflected in income currently.

    Unpaid losses and loss adjustment expenses include certain amounts for the reinsurance of risks related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 2000 for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

    (g) DEFERRED INCOME TAXES: Deferred income taxes are provided for the expected tax effect of temporary differences between the amounts of assets and liabilities used for financial reporting purposes and the amounts used in tax returns.

    (h) REINSURANCE DEPOSITS: Amounts received pursuant to reinsurance contracts that are not expected to indemnify the ceding company against loss or liability are recorded as deposits and included in the Consolidated Balance Sheets as 'reinsurance balances payable.' These deposits are treated as financing transactions and are credited with interest according to contract terms.

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

    (j) ACCOUNTING STANDARDS:

    In June 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 130, 'Reporting Comprehensive Income.' This statement established standards for reporting and display of comprehensive income and its components (revenues,

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions and other events and circumstances from non-owner sources and includes net income and all changes in stockholders' equity except those resulting from investments by owners and distribution to owners.

    This standard requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the standard, TRH adopted SFAS No. 130 in 1998.

    Also in June 1997, the FASB adopted SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information.' This statement established standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and required presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The standard also establishes guidance for related disclosures about products and services, geographic areas and major customers, superseding most of SFAS No. 14, 'Financial Reporting for Segments of a Business Enterprise.' In accordance with SFAS No. 131, TRH implemented the standard for the 1998 annual financial statements.

    SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' issued by the FASB in June 1998, as amended by SFAS No. 137 and SFAS No. 138 in June 1999 and June 2000, respectively, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives must be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting recognition for the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. These standards are effective for TRH on January 1, 2001 and may not be applied retroactively. As of December 31, 2000, TRH had no derivative instruments.

    In October 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-7, 'Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.' This statement provides guidance on how to account for insurance and reinsurance contracts that do not transfer both required elements of insurance risk (i.e., underwriting risk and timing risk). SOP 98-7 was effective for TRH on January 1, 2000. Restatement of previously issued annual financial statements is not permitted. The impact of applying this statement was not material to TRH's results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, 'Revenue Recognition in Financial Statements.' SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In accordance with the bulletin and subsequent guidance that deferred the implementation date, TRH adopted SAB 101 in the fourth quarter of 2000. With respect to results of operations, financial position and cash flows, SAB 101 did not have a material impact in 2000 and is not expected to have a material impact thereafter.

    In September 2000, the FASB issued SFAS No. 140, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125.' SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, the recognition and measurement of servicing assets and liabilities and the extinguishment of liabilities. This statement is effective for the recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively with

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) certain exceptions. Adoption of the new requirements on their effective dates has not had and is not expected to have a material impact on TRH's results of operations, financial position or cash flows.

3. INVESTMENTS

    (a) STATUTORY DEPOSITS: Investments, the substantial majority of which are bonds and common stocks available for sale, were deposited with governmental authorities as required by law and amounted to approximately $118,000,000 and $119,000,000 at December 31, 2000 and 1999, respectively.

    (b) NET INVESTMENT INCOME: An analysis of net investment income of TRH follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                      (in thousands)
Fixed maturities............................................  $207,569   $213,086   $216,994
Equities....................................................     9,988     11,163      9,645
Other.......................................................    22,039     14,820      2,524
                                                              --------   --------   --------
    Total investment income.................................   239,596    239,069    229,163
Investment expenses.........................................    (5,111)    (8,330)    (7,163)
                                                              --------   --------   --------
    Net investment income...................................  $234,485   $230,739   $222,000
                                                              --------   --------   --------
                                                              --------   --------   --------

    (c) INVESTMENT GAINS AND LOSSES: Realized net capital gains and the change in net unrealized appreciation (depreciation) of investments are summarized as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                                ----        ----        ----
                                                                       (in thousands)
Realized net capital gains (losses) on sale of investments:
    Fixed maturities........................................  $ (33,573)  $  (3,679)  $  9,197
    Equities................................................     66,879      87,404    111,811
    Other...................................................       (208)       (932)      (109)
                                                              ---------   ---------   --------
        Totals..............................................  $  33,098   $  82,793   $120,899
                                                              ---------   ---------   --------
                                                              ---------   ---------   --------
Change in net unrealized appreciation (depreciation) of
  investments:*
    Fixed maturities carried at amortized cost..............  $  29,083   $ (65,307)  $  2,712
    Fixed maturities carried at market......................    128,481    (167,122)    21,157
    Equities................................................    (69,958)    (26,409)   (15,450)
    Other...................................................     (2,456)      3,455       (846)
                                                              ---------   ---------   --------
        Totals..............................................  $  85,150   $(255,383)  $  7,573
                                                              ---------   ---------   --------
                                                              ---------   ---------   --------

---------

* Before deferred income tax effect.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)
    (d) FIXED MATURITIES: The amortized cost and market value of bonds at December 31, 2000 and 1999 are summarized as follows:

                                                                    GROSS UNREALIZED
                                                       AMORTIZED    -----------------
                                                          COST       GAINS    LOSSES    MARKET VALUE
                                                          ----       -----    ------    ------------
                                                                      (in thousands)
2000
BONDS HELD TO MATURITY AND CARRIED AT AMORTIZED
  COST:
    States, foreign and domestic municipalities and
      political subdivisions........................   $  932,260   $49,984   $   129    $  982,115
                                                       ----------   -------   -------    ----------
                                                       ----------   -------   -------    ----------

BONDS AVAILABLE FOR SALE AND CARRIED AT MARKET
  VALUE:
    U.S. Government and government agency bonds.....   $  268,162   $ 9,052   $   100    $  277,114
    States, foreign and domestic municipalities and
      political subdivisions........................    1,366,344    43,039     2,278     1,407,105
    Foreign governments.............................      228,125     4,313       444       231,994
    Corporate.......................................      585,240     6,913    12,786       579,367
                                                       ----------   -------   -------    ----------
        Totals......................................   $2,447,871   $63,317   $15,608    $2,495,580
                                                       ----------   -------   -------    ----------
                                                       ----------   -------   -------    ----------

                                                                    Gross Unrealized
                                                       Amortized    -----------------
                                                          Cost       Gains    Losses    Market Value
                                                          ----       -----    ------    ------------
                                                                      (in thousands)
1999
Bonds held to maturity and carried at amortized
  cost:
    States, foreign and domestic municipalities and
      political subdivisions........................   $1,062,968   $25,866   $ 5,094    $1,083,740
                                                       ----------   -------   -------    ----------
                                                       ----------   -------   -------    ----------

Bonds available for sale and carried at market
  value:
    U.S. Government and government agency bonds.....   $  316,189   $ 1,760   $ 6,775    $  311,174
    States, foreign and domestic municipalities and
      political subdivisions........................    1,177,140     1,332    67,001     1,111,471
    Foreign governments.............................      345,162     5,228       755       349,635
    Corporate.......................................      641,439     8,817    23,378       626,878
                                                       ----------   -------   -------    ----------
        Totals......................................   $2,479,930   $17,137   $97,909    $2,399,158
                                                       ----------   -------   -------    ----------
                                                       ----------   -------   -------    ----------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)

    The amortized cost and market value of bonds at December 31, 2000 by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

                                                              AMORTIZED
                                                                 COST      MARKET VALUE
                                                                 ----      ------------
                                                                   (in thousands)
BONDS HELD TO MATURITY:
Due in one year or less.....................................  $   70,809    $   72,841
Due after one year through five years.......................     178,591       188,702
Due after five years through ten years......................     186,770       199,501
Due after ten years.........................................     496,090       521,071
                                                              ----------    ----------
    Totals..................................................  $  932,260    $  982,115
                                                              ----------    ----------
                                                              ----------    ----------
BONDS AVAILABLE FOR SALE:
Due in one year or less.....................................  $  227,296    $  228,563
Due after one year through five years.......................     769,172       777,794
Due after five years through ten years......................     280,208       281,633
Due after ten years.........................................   1,171,195     1,207,590
                                                              ----------    ----------
    Totals..................................................  $2,447,871    $2,495,580
                                                              ----------    ----------
                                                              ----------    ----------

    Gross gains of $6,688,000, $4,961,000 and $7,625,000 and gross losses of $41,457,000, $9,273,000 and $647,000 were realized on sales of investments in fixed maturities available for sale in 2000, 1999 and 1998, respectively.

    (e) EQUITIES: Gross gains of $118,739,000, $109,404,000 and $122,685,000 and gross losses of $51,860,000, $22,000,000 and $10,874,000 were realized on sales of equities in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, net unrealized appreciation of equities (before applicable income taxes) included gross gains of $98,810,000 and $150,576,000 and gross losses of $41,216,000 and $23,024,000, respectively.

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

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. FEDERAL AND FOREIGN INCOME TAXES (CONTINUED)
    The U.S. federal income tax rate was 35% for 2000, 1999 and 1998. Actual tax expense on income before income taxes differs from the 'expected' amount computed by applying the U.S. federal income tax rate because of the following:

                                                            YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------
                                           2000                       1999                       1998
                                 ------------------------   ------------------------   ------------------------
                                             PERCENT OF                 Percent of                 Percent of
                                            INCOME BEFORE              Income Before              Income Before
                                  AMOUNT    INCOME TAXES     Amount    Income Taxes     Amount    Income Taxes
                                  ------    ------------     ------    ------------     ------    ------------
                                                             (dollars in thousands)
'Expected' tax expense.........  $ 93,794        35.0 %     $ 82,634        35.0 %     $113,173        35.0 %
Adjustments:
    Tax-exempt interest........   (34,837)      (13.0)       (31,375)      (13.3)       (31,832)       (9.8)
    Dividends received
      deduction................    (1,458)       (0.6)        (2,051)       (0.9)        (1,648)       (0.5)
    Other......................    (1,155)       (0.4)          (473)       (0.2)        (3,865)       (1.2)
                                 --------       -----       --------       -----       --------       -----
        Actual tax expense.....  $ 56,344        21.0 %     $ 48,735        20.6 %     $ 75,828        23.5 %
                                 --------       -----       --------       -----       --------       -----
                                 --------       -----       --------       -----       --------       -----
Foreign and domestic components
  of actual tax expense
  (benefit):
    Foreign....................  $  2,717                   $  3,302                   $ 10,421
    Domestic:
        Current................    53,395                     52,959                     75,589
        Deferred...............       232                     (7,526)                   (10,182)
                                 --------                   --------                   --------
                                 $ 56,344                   $ 48,735                   $ 75,828
                                 --------                   --------                   --------
                                 --------                   --------                   --------

    (b) The components of the net deferred income tax asset at December 31, 2000 and 1999 were as follows:

                                                                2000       1999
                                                                ----       ----
                                                                (in thousands)
Deferred income tax assets:
    Unpaid losses and loss adjustment expenses, net of
      related reinsurance recoverable.......................  $165,738   $167,226
    Unearned premiums, net of prepaid reinsurance
      premiums..............................................    27,192     25,591
    Cumulative translation adjustment.......................    16,828      7,198
    Other...................................................     6,422      6,124
                                                              --------   --------
        Total deferred income tax assets....................   216,180    206,139
                                                              --------   --------
Deferred income tax liabilities:
    Deferred acquisition costs..............................    26,818     24,858
    Net unrealized appreciation of investments..............    36,910     17,285
    Other...................................................     8,331     10,448
                                                              --------   --------
        Total deferred income tax liabilities...............    72,059     52,591
                                                              --------   --------
        Net deferred income tax asset.......................  $144,121   $153,548
                                                              --------   --------
                                                              --------   --------

    No valuation allowance has been recorded.

    (c) Income tax payments by TRH totaled $47,594,000, $61,861,000 and $110,884,000 in 2000, 1999 and 1998, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                              ----         ----         ----
                                                                      (in thousands)
At beginning of year:
    Unpaid losses and loss adjustment expenses...........  $3,304,931   $3,116,038   $2,918,782
    Less reinsurance recoverable.........................     542,769      459,935      396,054
                                                           ----------   ----------   ----------
        Net unpaid losses and loss adjustment expenses...   2,762,162    2,656,103    2,522,728
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses incurred in
  respect of losses occurring in:
    Current year.........................................   1,182,539    1,216,294    1,080,377
    Prior years..........................................      14,357      (67,477)     (59,489)
                                                           ----------   ----------   ----------
        Total............................................   1,196,896    1,148,817    1,020,888
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses paid in respect
  of losses occurring in:
    Current year.........................................     390,433      340,155      343,974
    Prior years..........................................     953,708      702,603      543,539
                                                           ----------   ----------   ----------
        Total............................................   1,344,141    1,042,758      887,513
                                                           ----------   ----------   ----------
At end of year:
    Net unpaid losses and loss adjustment expenses.......   2,614,917    2,762,162    2,656,103
    Plus reinsurance recoverable.........................     462,245      542,769      459,935
                                                           ----------   ----------   ----------
        Unpaid losses and loss adjustment expenses.......  $3,077,162   $3,304,931   $3,116,038
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

    As a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $14.4 million in 2000. In particular, significant adverse development was recorded in 2000 on losses occurring in 1998 and 1999 in fire and allied lines. These increases to incurred losses were partially offset by favorable development in 2000 on losses occurring primarily in 1994 through 1999 in the other liability line.

    As a result of net decreases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were reduced by $67.5 million in 1999. Significant favorable development was recorded in 1999 on losses occurring in 1987 through 1996 in the other liability line and in 1994 through 1998 in the aviation line. These reductions to incurred losses were partially offset by adverse development in 1999 on losses occurring in 1997 and 1998, principally in fire, allied lines, auto liability and ocean marine lines, and prior to 1984 in the other liability line.

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

6. COMMON STOCK

    Common stock activity for each of the three years in the period ended December 31, 2000 was as follows:

                                                              2000         1999         1998
                                                              ----         ----         ----
Shares outstanding, beginning of year....................  34,727,822   34,666,836   34,562,870
Issued under stock option and purchase plans.............      45,786       60,986      103,966
                                                           ----------   ----------   ----------
Shares outstanding, end of year..........................  34,773,608   34,727,822   34,666,836
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. NET INCOME PER COMMON SHARE

    Net income per common share has been computed in the following table based upon weighted average common shares outstanding.

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                                 ----          ----          ----
                                                               (in thousands, except per share data)
Net income (numerator)......................................   $211,638      $187,362      $247,523
                                                               --------      --------      --------
                                                               --------      --------      --------
Weighted average common shares outstanding used in the
  computation of net income per share:
    Average shares issued...................................     35,551        35,504        35,436
    Less: Average shares in treasury........................        800           800           800
                                                               --------      --------      --------
    Average outstanding shares -- basic (denominator).......     34,751        34,704        34,636
    Average potential shares, principally stock options.....        233           178           229
                                                               --------      --------      --------
    Average outstanding shares -- diluted (denominator).....     34,984        34,882        34,865
                                                               --------      --------      --------
                                                               --------      --------      --------
Net income per common share:
    Basic...................................................   $   6.09      $   5.40      $   7.15
    Diluted.................................................       6.05          5.37          7.10

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income and changes in such amounts between years are as follows:

                                                                             NET
                                                            NET          UNREALIZED
                                                        UNREALIZED        CURRENCY
                                                       APPRECIATION      TRANSLATION     ACCUMULATED
                                                      OF INVESTMENTS,   (LOSS) GAIN,        OTHER
                                                            NET              NET        COMPREHENSIVE
                                                       OF INCOME TAX    OF INCOME TAX      INCOME
                                                       -------------    -------------      ------
                                                                      (in thousands)
Balance, December 31, 1997..........................     $152,493         $(11,769)       $140,724
Change during year..................................        3,159           14,669          17,828
                                                         --------         --------        --------
Balance, December 31, 1998..........................      155,652            2,900         158,552
Change during year..................................     (123,551)         (16,789)       (140,340)
                                                         --------         --------        --------
Balance, December 31, 1999..........................       32,101          (13,889)         18,212
Change during year..................................       36,445          (17,884)         18,561
                                                         --------         --------        --------
Balance, December 31, 2000..........................     $ 68,546         $(31,773)       $ 36,773
                                                         --------         --------        --------
                                                         --------         --------        --------

9. PENSION, SAVINGS AND STOCK PURCHASE PLANS

    TRH's employees participate in benefit plans administered by AIG (See Note
10) including a noncontributory defined benefit pension plan, an employee stock purchase plan and a voluntary savings plan (a 401(k) plan) which provides for certain matching contributions. These plans cover a substantial majority of TRH's employees. Certain of these plans do not separately identify plan benefits and plan assets attributable to employees of participating companies. In the opinion of management, no material additional liability would accrue to TRH were such plan benefits and plan assets identifiable.

    In addition, under TRH's 1990 Employee Stock Purchase Plan, as amended, full time employees with at least one year of employment with the Company or any of its subsidiaries are eligible to receive privileges to purchase shares of the Company's common stock at a price which is 85% of the fair market value of such stock on the date of subscription or the date of grant of the purchase privilege, whichever

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. PENSION, SAVINGS AND STOCK PURCHASE PLANS (CONTINUED) is greater. An aggregate of 750,000 shares of common stock has been authorized for subscription and 1,768 shares were purchased under the plan in 2000.

    The charges made to operations for these plans for 2000, 1999 and 1998 were $583,000, $581,000 and $676,000, respectively.

10. STOCK OPTION PLANS

    In 2000, the Company's Board of Directors adopted, and the stockholders approved, the '2000 Stock Option Plan' (the 2000 Plan). This plan provides that options may be granted to certain key employees and non-employee directors to purchase a maximum of 1,500,000 shares of the Company's common stock at prices not less than their fair market value at the date of grant. At December 31, 2000, 1,320,400 shares were reserved for future grants under the 2000 Plan. The 2000 Plan also provides that 25% of the options granted become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. The Company also maintains the 'Transatlantic Holdings, Inc. 1995 Stock Option Plan' (the 1995 Plan) and the 'Transatlantic Holdings, Inc. 1990 Stock Option Plan' (the 1990 Plan). The 1995 Plan and the 1990 Plan operate under substantially similar terms to the 2000 Plan, except that non-employee directors were not covered under the 1990 Plan. No further options can be granted under the 1995 Plan nor the 1990 Plan, although options outstanding continue in force until exercise, expiration or forfeiture.

    In each of 1994 and 1992, the Stock Option and Purchase Plan Committee granted 30,000 options to certain non-employee directors of the Company, who are directors, officers and employees of AIG, to purchase shares of the Company's common stock at $34.00 per share and $35.00 per share, respectively. Such options were granted outside of, but on substantially the same terms and conditions as, the 1990 Plan. As of December 31, 2000, all of these options were exercisable as none have been exercised or forfeited. The impact of the above options on the financial statements is not material.

    A summary of the combined status of the 2000 Plan, the 1995 Plan and the 1990 Plan (collectively, the Company Plans) as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                          2000                         1999                         1998
                               --------------------------   --------------------------   --------------------------
                                              WEIGHTED                     Weighted                     Weighted
                                NUMBER        AVERAGE        Number        Average        Number        Average
                               OF SHARES   EXERCISE PRICE   of Shares   Exercise Price   of Shares   Exercise Price
                               ---------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning of
  year.......................    938,207       $60.03        864,095        $55.01        847,856        $47.56
Granted......................    179,600        95.25        165,000         76.50        178,450         75.44
Exercised....................    (46,155)       46.64        (57,732)        34.98       (112,811)        30.93
Forfeited....................    (12,340)       77.03        (33,156)        54.80        (49,400)        55.87
                               ---------                    --------                     --------
Outstanding, end of year.....  1,059,312        66.39        938,207         60.03        864,095         55.01
                               ---------       ------       --------        ------       --------        ------
                               ---------       ------       --------        ------       --------        ------
Exercisable, end of year.....    637,863       $54.83        518,753        $49.95        429,586        $43.36
                               ---------       ------       --------        ------       --------        ------
                               ---------       ------       --------        ------       --------        ------
Weighted average fair value
  of options granted during
  the year...................     $26.65                      $21.74                       $18.36

    The weighted average fair value of each option grant is estimated on the date of grant using the 'Binomial Option Price Model' with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: expected volatility of 18.0% for each grant; risk-free interest rates of 5.4%, 6.4% and 4.6%; and expected lives of six years for each grant. An increasing dividend schedule is used in the binomial model based on historical experience.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information about the Company Plans' outstanding and exercisable options at December 31, 2000:

                                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                      -------------------------------------------   --------------------------
                                                   WEIGHTED
                                                    AVERAGE
                                                   REMAINING          WEIGHTED                     WEIGHTED
              RANGE OF                 NUMBER     CONTRACTUAL         AVERAGE        NUMBER        AVERAGE
          EXERCISE PRICES             OF SHARES      LIFE          EXERCISE PRICE   OF SHARES   EXERCISE PRICE
          ---------------             ---------      ----          --------------   ---------   --------------
$19.75 TO $36.25....................    136,052       3.0 years        $34.06        136,052        $34.06
$46.00 TO $51.33....................    273,884       5.5               49.22        273,884         49.22
$71.88 TO $76.50....................    469,776       8.0               74.72        227,927         73.98
$95.25..............................    179,600       9.9               95.25             --            --
                                      ---------                                      -------
$19.75 TO $95.25....................  1,059,312       7.0               66.39        637,863         54.83
                                      ---------                                      -------
                                      ---------                                      -------

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

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                                 ----          ----          ----
                                                               (in thousands, except per share data)
Net income:
    As reported.............................................   $211,638      $187,362      $247,523
    Pro forma...............................................    209,061       184,953       245,792
Net income per common share:
    As reported:
        Basic...............................................       6.09          5.40          7.15
        Diluted.............................................       6.05          5.37          7.10
    Pro forma:
        Basic...............................................       6.02          5.33          7.10
        Diluted.............................................       5.98          5.30          7.05

11. RELATED PARTY TRANSACTIONS

    In August 1998, AIG increased its beneficial ownership of the Company's outstanding common stock from 49% to over 50%. As of December 31, 2000, AIG beneficially owned approximately 60% of the Company's outstanding shares.

    TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory and cash management services, office space and human resource related activities. Under the guidance of TRH's Finance Committee of the Board of Directors and senior management, certain AIG Group companies act as financial advisors and managers of TRH's investment portfolio. In 2000, 1999 and 1998, $7,700,000, $10,600,000 and $9,800,000, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

    Approximately $209 million (11%), $184 million (11%) and $167 million (11%) of gross premiums written by TRH in 2000, 1999 and 1998, respectively, were attributable to reinsurance purchased by the AIG Group, for the production of which TRH paid ceding commissions to the AIG Group of

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. RELATED PARTY TRANSACTIONS (CONTINUED)
$38 million, $34 million and $31 million, respectively, in such years. (See
Note 13 for information relating to reinsurance ceded to related parties.)

12. DIVIDEND RESTRICTION AND STATUTORY FINANCIAL DATA

    The payment of dividends by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Generally, the maximum amount of dividends that a company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory policyholders' surplus as of the end of the most recently reported quarter unless the New York Insurance Department, upon prior application, approves a greater dividend distribution. Adjusted net investment income is defined for this purpose to include net investment income for the twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31, 2000, TRC had statutory earned surplus of $1,067,314,000 and, in 2001, could pay dividends of approximately $153,188,000 without such regulatory approval.

    Statutory surplus and net income as reported to the New York Insurance Department were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                              ----         ----         ----
                                                                      (in thousands)
TRC
    Statutory surplus....................................  $1,531,876   $1,442,571   $1,343,659
    Statutory net income.................................     170,898      131,479      209,752
Putnam
    Statutory surplus....................................     107,728      104,317      109,771
    Statutory net income.................................      10,828        9,443        9,872

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

    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification) as primary guidance on statutory accounting effective January 1, 2001. The Codification provides guidance for areas where previously statutory accounting had been silent and changes current statutory accounting in some areas. The New York Insurance Department recently adopted most of the Codification guidance for implementation on January 1, 2001, but did not adopt several key provisions including those on deferred income taxes. The cumulative effect of the implementation of Codification guidance (as adopted by the New York Insurance Department) on the statutory surplus of TRC and Putnam as of January 1, 2001 was not material. In addition, the Codification guidance is not expected to have a material effect on future statutory net income, financial position or cash flows.

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

    Premiums written and earned and losses and loss adjustment expenses incurred are comprised as follows:


                                                                   YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999          1998
                                                           ----------   ----------   ----------
                                                                      (in thousands)

Gross premiums assumed...................................  $1,880,389   $1,690,714   $1,566,885
                                                           ----------   ----------   ----------
Reinsurance ceded:
    AIG Affiliates.......................................      95,060      100,415       93,413
    Other................................................     126,750       91,775       79,772
                                                           ----------   ----------   ----------
                                                              221,810      192,190      173,185
                                                           ----------   ----------   ----------
Net premiums written.....................................  $1,658,579   $1,498,524   $1,393,700
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------
Gross premiums earned....................................  $1,855,374   $1,675,233   $1,545,215
                                                           ----------   ----------   ----------
Reinsurance ceded:
    AIG Affiliates.......................................      98,735      102,987       83,472
    Other................................................     125,103       87,612       81,173
                                                           ----------   ----------   ----------
                                                              223,838      190,599      164,645
                                                           ----------   ----------   ----------
Net premiums earned......................................  $1,631,536   $1,484,634   $1,380,570
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------
Gross incurred losses and loss adjustment expenses.......  $1,363,165   $1,375,589   $1,226,992
Reinsurance ceded........................................     166,269      226,772      206,104
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses..................  $1,196,896   $1,148,817   $1,020,888
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

    Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and loss adjustment expenses. Such balances at December 31, 2000 and 1999 are comprised as follows:

                                                              2000                    1999
                                                      ---------------------   ---------------------
                                                         AIG                     AIG
                                                      AFFILIATES    OTHER     Affiliates    Other
                                                      ----------    -----     ----------    -----
                                                                     (in thousands)
Paid................................................   $ 53,922    $ 40,699    $ 15,380    $ 23,445
Unpaid..............................................    207,175     242,037     278,767     250,969
                                                       --------    --------    --------    --------
    Total...........................................   $261,097    $282,736    $294,147    $274,414
                                                       --------    --------    --------    --------
                                                       --------    --------    --------    --------

    Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $13.0 million in both 2000 and 1999. TRH evaluates the financial condition of its retrocessionnaires through a security committee. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds and letters of credit to collateralize these amounts. Such funds and letters

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. REINSURANCE CEDED (CONTINUED)
of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire, other than amounts due from AIG affiliates, are considered material to the financial position of TRH.

14. SEGMENT INFORMATION

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

    While the great majority of premium revenues and assets relate to the regions where particular offices are located, a portion of such amounts are derived from other regions of the world. In addition, two large international brokers accounted for non-AIG business equal to 15% and 14%, respectively, of consolidated revenues, with a significant portion in each segment.

    The following table is a summary of financial data by segment:

                                                                    INTERNATIONAL
                                                                ---------------------
                                                 DOMESTIC       EUROPE(4)     OTHER        CONSOLIDATED
                                                 --------       ---------     -----        ------------
                                                                    (in thousands)
2000
REVENUES(1)(2)(3).............................  $1,038,310      $  654,460   $206,349       $1,899,119
INCOME BEFORE INCOME TAXES(2).................     242,459          14,040     11,483          267,982
SEGMENT ASSETS(5).............................   3,911,303       1,233,370    377,999        5,522,672

                                                                    International
                                                                ---------------------
                                                 Domestic       Europe(4)     Other        Consolidated
                                                 --------       ---------     -----        ------------
                                                                    (in thousands)
1999
Revenues(1)(2)(3).............................  $1,020,806      $  615,683   $161,677       $1,798,166
Income before income taxes(2).................     260,075          (2,607)   (21,371)         236,097
Segment assets(5).............................   3,932,305       1,111,175    436,718        5,480,198

                                                                    International
                                                                ---------------------
                                                 Domestic       Europe(4)     Other        Consolidated
                                                 --------       ---------     -----        ------------
                                                                    (in thousands)
1998
Revenues(1)(2)(3).............................  $  986,552      $  610,063   $126,854       $1,723,469
Income before income taxes(2).................     287,486          40,502     (4,637)         323,351
Segment assets(5).............................   3,851,473       1,018,009    383,767        5,253,249

                                                        (footnotes on next page)

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. SEGMENT INFORMATION (CONTINUED)
(footnotes from previous page)

(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.

(2) Domestic revenues and income before income taxes include realized net capital gains of $29,668, $82,162 and $118,601 in 2000, 1999 and 1998,
    respectively. Realized net capital gains for other segments in each of the years presented is not material.

(3) Net revenues from affiliates of AIG approximate $110,038, $80,237 and $81,358 in 2000, 1999 and 1998, respectively, and are included primarily in domestic revenues.

(4) Includes revenues from the London, England office of $380,694, $350,398 and $331,944 in 2000, 1999 and 1998, respectively.

(5) As of December 31.

    Net premiums earned by major product grouping are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                      (in thousands)
Casualty
    Auto liability.......................................  $  312,727   $  308,194   $  272,950
    Other liability*.....................................     274,627      256,349      248,175
    Ocean marine and aviation............................     193,521      146,623      192,827
    Accident and health..................................     190,916      130,927       69,835
    Medical malpractice..................................     141,355      141,932       91,749
    Surety, credit and financial guaranty................      74,005       70,652       65,366
    Other................................................      62,575       45,034       40,856
                                                           ----------   ----------   ----------
        Total casualty...................................   1,249,726    1,099,711      981,758
                                                           ----------   ----------   ----------
Property
    Fire.................................................     193,413      177,758      176,834
    Homeowners multiple peril............................      57,855       62,913       64,214
    Auto physical damage.................................      51,670       47,551       44,252
    Allied lines.........................................      42,299       44,607       68,544
    Other................................................      36,573       52,094       44,968
                                                           ----------   ----------   ----------
        Total property...................................     381,810      384,923      398,812
                                                           ----------   ----------   ----------
        Total............................................  $1,631,536   $1,484,634   $1,380,570
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

* A significant portion of this product grouping includes more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability, errors and omissions and environmental impairment liability.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 2000 and 1999. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations for such periods have been made.

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                   2000        2000         2000            2000
                                                   ----        ----         ----            ----
                                                        (in thousands, except per share data)
NET PREMIUMS WRITTEN...........................  $392,513    $402,770     $450,929        $412,367
NET PREMIUMS EARNED............................   390,182     403,750      428,198         409,406
NET INVESTMENT INCOME..........................    58,637      57,820       58,369          59,659
REALIZED NET CAPITAL GAINS.....................    13,877       5,928        9,241           4,052
OPERATING INCOME...............................    72,158      64,608       67,561          63,737
NET INCOME.....................................    56,358      50,985       53,395          50,900
NET INCOME PER COMMON SHARE:
    BASIC......................................      1.62        1.47         1.54            1.46
    DILUTED....................................      1.61        1.46         1.53            1.45

                                                                 Three Months Ended
                                                 ---------------------------------------------------
                                                 March 31,   June 30,   September 30,   December 31,
                                                   1999        1999         1999            1999
                                                   ----        ----         ----            ----
                                                        (in thousands, except per share data)
Net premiums written...........................  $357,218    $360,043     $401,473        $379,790
Net premiums earned............................   332,041     362,316      383,419         406,858
Net investment income..........................    55,313      58,495       58,465          58,466
Realized net capital gains.....................    41,728      18,015        8,519          14,531
Operating income...............................    96,685      76,871       44,762          17,917
Net income.....................................    74,228      59,279       36,188          17,667
Net income per common share:
    Basic......................................      2.14        1.71         1.04            0.51
    Diluted....................................      2.13        1.70         1.04            0.51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning directors of the Company is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the '2001 Proxy Statement'), in the section captioned 'Election of Directors,' and such information is incorporated herein by reference. Information required by this Item concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned 'Directors and Executive Officers of the Registrant.' Information required by this Item concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 2001 Proxy Statement under the caption 'Election of Directors: `Ownership of Certain Securities,' ' and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is included in the 2001 Proxy Statement in the sections captioned 'Election of Directors: `Compensation of Directors and Executive Officers,' `Compensation Committee Interlocks and Insider Participation' and `Pension Benefits,' ' and such information is incorporated herein by reference. The sections of the 2001 Proxy Statement captioned 'Election of Directors: `Committee Reports on Executive Compensation' and `Performance Graph' ' are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is included in the 2001 Proxy Statement in the sections captioned 'Beneficial Ownership' and 'Election of Directors:
`Ownership of Certain Securities,' ' and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is included in the 2001 Proxy Statement in the sections captioned 'Election of Directors: `Compensation Committee Interlocks and Insider Participation,' `Relationship with AIG,' `AIG Group Reinsurance,' `Certain Transactions with the AIG Group' and `Relationship with SICO and Starr,' ' and such information is incorporated herein by reference.

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

        2. Exhibits

           21.1 -- Subsidiaries of Registrant.

           23.1 -- Consent of PricewaterhouseCoopers LLP.

           See accompanying Exhibit Index for additional Exhibits incorporated by reference.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of 2000.

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

March 22, 2001

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


              SIGNATURE                                  TITLE                         DATE
              ---------                                  -----                         ----


           /s/ ROBERT F. ORLICH             President and Chief Executive Officer    March 22, 2001
 .........................................    (principal executive officer);
             Robert F. Orlich                 Director


          /s/ STEVEN S. SKALICKY            Executive Vice President and Chief       March 22, 2001
 .........................................    Financial Officer (principal
            Steven S. Skalicky                financial and accounting officer)



             /s/ JAMES BALOG                Director                                 March 22, 2001
 .........................................
               James Balog


                                            Director
 .........................................
             C. Fred Bergsten


            /s/ IKUO EGASHIRA               Director                                 March 22, 2001
 .........................................
              Ikuo Egashira


           /s/ M. R. GREENBERG              Director                                 March 22, 2001
 .........................................
             M. R. Greenberg


          /s/ JOHN J. MACKOWSKI             Director                                 March 22, 2001
 .........................................
            John J. Mackowski


          /s/ EDWARD E. MATTHEWS            Director                                 March 22, 2001
 .........................................
            Edward E. Matthews


           /s/ HOWARD I. SMITH              Director                                 March 22, 2001
 .........................................
             Howard I. Smith


           /s/ THOMAS R. TIZZIO             Director                                 March 22, 2001
 .........................................
             Thomas R. Tizzio


                                                                      SCHEDULE I

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 2000

                                                                                      AMOUNT AT
                                                                                     WHICH SHOWN
                                                            COST OR                    IN THE
                                                           AMORTIZED      MARKET       BALANCE
                   TYPE OF INVESTMENT                        COST*        VALUE         SHEET
                   ------------------                        -----        -----         -----
                                                                      (in thousands)
Fixed maturities:
    Bonds:
        U.S. Government and government agencies and
          authorities....................................  $  268,162   $  277,114   $  277,114
        States, foreign and domestic municipalities and
          political subdivisions.........................   2,298,604    2,389,220    2,339,365
        Foreign governments..............................     228,125      231,994      231,994
        Public utilities.................................      45,979       46,399       46,399
        All other corporate..............................     539,261      532,968      532,968
                                                           ----------   ----------   ----------
            Total fixed maturities.......................   3,380,131    3,477,695    3,427,840
                                                           ----------   ----------   ----------
Equities:
    Common stocks:
        Public utilities.................................       9,543       11,530       11,530
        Banks, trust and insurance companies.............      78,900       88,222       88,222
        Industrial, miscellaneous and all other..........     397,814      445,973      445,973
                                                           ----------   ----------   ----------
            Total common stocks..........................     486,257      545,725      545,725
    Nonredeemable preferred stocks.......................      28,569       26,695       26,695
                                                           ----------   ----------   ----------
            Total equities...............................     514,826      572,420      572,420
                                                           ----------   ----------   ----------
Other invested assets....................................     233,477      233,629      233,629
                                                           ----------   ----------   ----------
Short-term investments...................................      28,091       28,091       28,091
                                                           ----------   ----------   ----------
            Total investments............................  $4,156,525   $4,311,835   $4,261,980
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

* Investments in fixed maturities are shown at amortized cost.

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (PARENT COMPANY ONLY)
                        AS OF DECEMBER 31, 2000 AND 1999

                                                                 2000         1999
                                                                 ----         ----
                                                                  (in thousands)
Assets:
    Bonds available for sale, at market value (amortized
      cost: 2000 -- $16,270; 1999 -- $14,406)...............  $   16,711   $   14,128
    Cash and cash equivalents...............................         441          308
    Investment in subsidiaries..............................   1,841,330    1,629,916
    Other assets............................................         546          870
    Dividend due from subsidiary............................       4,700        4,350
                                                              ----------   ----------
        Total assets........................................  $1,863,728   $1,649,572
                                                              ----------   ----------
                                                              ----------   ----------
Liabilities:
    Dividends payable.......................................  $    4,700   $    4,350
    Accrued liabilities.....................................       2,663        2,705
                                                              ----------   ----------
        Total liabilities...................................       7,363        7,055
                                                              ----------   ----------
Stockholders' equity:
    Preferred Stock.........................................          --           --
    Common Stock............................................      35,574       35,528
    Additional paid-in capital..............................     202,593      200,567
    Accumulated other comprehensive income..................      36,773       18,212
    Retained earnings.......................................   1,591,425    1,398,210
    Treasury Stock, at cost; 800,000 shares.................     (10,000)     (10,000)
                                                              ----------   ----------
        Total stockholders' equity..........................   1,856,365    1,642,517
                                                              ----------   ----------
        Total liabilities and stockholders' equity..........  $1,863,728   $1,649,572
                                                              ----------   ----------
                                                              ----------   ----------

 See Notes to Condensed Financial Information of Registrant -- (Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                            STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                      (in thousands)
Revenues:
    Net investment income (principally dividends from
      subsidiary)...........................................  $ 19,398   $ 17,662   $ 15,618
    Equity in undistributed income of subsidiaries..........   193,323    170,613    233,138
                                                              --------   --------   --------
        Total revenues......................................   212,721    188,275    248,756
Operating expenses..........................................     1,155      1,123      1,527
                                                              --------   --------   --------
Income before income taxes..................................   211,566    187,152    247,229
Income tax benefits -- current..............................       (72)      (210)      (294)
                                                              --------   --------   --------
        Net income..........................................  $211,638   $187,362   $247,523
                                                              --------   --------   --------
                                                              --------   --------   --------

 See Notes to Condensed Financial Information of Registrant -- (Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000        1999        1998
                                                                ----        ----        ----
                                                                       (in thousands)
Cash flows from operating activities:
    Net income..............................................  $ 211,638   $ 187,362   $ 247,523
                                                              ---------   ---------   ---------
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Equity in undistributed income of subsidiaries......   (193,323)   (170,613)   (233,138)
        Change in dividend due from subsidiary..............       (350)       (535)       (355)
        Changes in other assets and accrued liabilities.....         63         223         638
                                                              ---------   ---------   ---------
            Total adjustments...............................   (193,610)   (170,925)   (232,855)
                                                              ---------   ---------   ---------
            Net cash provided by operating activities.......     18,028      16,437      14,668
                                                              ---------   ---------   ---------
Cash flows from investing activities:
    Proceeds of bonds matured...............................      3,235          --          --
    Purchase of bonds.......................................     (5,130)     (2,435)     (3,029)
                                                              ---------   ---------   ---------
            Net cash used in investing activities...........     (1,895)     (2,435)     (3,029)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
    Dividends to stockholders...............................    (18,072)    (16,312)    (14,550)
    Proceeds from common stock issued.......................      2,072       2,203       3,035
                                                              ---------   ---------   ---------
            Net cash from financing activities..............    (16,000)    (14,109)    (11,515)
                                                              ---------   ---------   ---------
            Change in cash and cash equivalents.............        133        (107)        124
Cash and cash equivalents, beginning of year................        308         415         291
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $     441   $     308   $     415
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

---------

Notes to Condensed Financial Information of Registrant -- (Parent Company Only)

(1) The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2) Investment in subsidiaries is reflected on the equity method.

                                                                    SCHEDULE III

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
      AS OF DECEMBER 31, 2000, 1999 AND 1998 AND FOR THE YEARS THEN ENDED

                                                                                                                NET
                                              UNPAID                                                        COMMISSIONS
                                            LOSSES AND                                         NET LOSSES   AND CHANGE
                               DEFERRED        LOSS                     NET          NET        AND LOSS    IN DEFERRED
                              ACQUISITION   ADJUSTMENT   UNEARNED     PREMIUMS    INVESTMENT   ADJUSTMENT   ACQUISITION
                                 COSTS       EXPENSES    PREMIUMS      EARNED       INCOME      EXPENSES       COSTS
                                 -----       --------    --------      ------       ------      --------       -----
                                                                   (in thousands)
2000
 PROPERTY-CASUALTY
   DOMESTIC.................    $36,994     $1,991,271   $201,015    $  834,994    $173,648    $  556,640    $215,324
   INTERNATIONAL:
      EUROPE................     18,798        892,107    114,818       604,976      49,454       515,032     108,264
      OTHER.................     20,831        193,784    102,788       191,566      11,383       125,224      58,641
                                -------     ----------   --------    ----------    --------    ----------    --------
         CONSOLIDATED.......    $76,623     $3,077,162   $418,621    $1,631,536    $234,485    $1,196,896    $382,229
                                -------     ----------   --------    ----------    --------    ----------    --------
                                -------     ----------   --------    ----------    --------    ----------    --------

1999
 Property-Casualty
   Domestic.................    $33,932     $2,277,655   $194,274    $  768,633    $170,011    $  537,145    $199,843
   International:
      Europe................     16,889        788,187     98,382       565,692      49,975       482,326     119,390
      Other.................     20,201        239,089    105,127       150,309      10,753       129,346      43,252
                                -------     ----------   --------    ----------    --------    ----------    --------
         Consolidated.......    $71,022     $3,304,931   $397,783    $1,484,634    $230,739    $1,148,817    $362,485
                                -------     ----------   --------    ----------    --------    ----------    --------
                                -------     ----------   --------    ----------    --------    ----------    --------
1998
 Property-Casualty
   Domestic.................    $38,412     $2,266,341   $214,255    $  708,436    $159,515    $  507,357    $167,770
   International:
      Europe................     15,785        638,036     95,381       556,301      52,532       421,638     132,041
      Other.................     13,381        211,661     77,016       115,833       9,953        91,893      30,432
                                -------     ----------   --------    ----------    --------    ----------    --------
         Consolidated.......    $67,578     $3,116,038   $386,652    $1,380,570    $222,000    $1,020,888    $330,243
                                -------     ----------   --------    ----------    --------    ----------    --------
                                -------     ----------   --------    ----------    --------    ----------    --------


                                OTHER        NET
                              OPERATING    PREMIUMS
                              EXPENSES     WRITTEN
                              --------     -------
                                  (in thousands)
2000
 PROPERTY-CASUALTY
   DOMESTIC.................   $23,745    $  845,478
   INTERNATIONAL:
      EUROPE................    17,818       625,374
      OTHER.................    10,367       187,727
                               -------    ----------
         CONSOLIDATED.......   $51,930    $1,658,579
                               -------    ----------
                               -------    ----------
1999
 Property-Casualty
   Domestic.................   $23,782    $  750,623
   International:
      Europe................    16,426       570,647
      Other.................    10,421       177,254
                               -------    ----------
         Consolidated.......   $50,629    $1,498,524
                               -------    ----------
                               -------    ----------
1998
 Property-Casualty
   Domestic.................   $23,308    $  711,689
   International:
      Europe................    16,432       547,770
      Other.................     9,018       134,241
                               -------    ----------
         Consolidated.......   $48,758    $1,393,700
                               -------    ----------
                               -------    ----------

                                                                     SCHEDULE IV

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                        PERCENTAGE
                                                                                            OF
                                                  CEDED TO     ASSUMED                    AMOUNT
                                          GROSS     OTHER     FROM OTHER                 ASSUMED
                                          AMOUNT  COMPANIES   COMPANIES    NET AMOUNT     TO NET
                                          ------  ---------   ---------    ----------     ------
                                                               (in thousands)
2000
    PREMIUMS WRITTEN:
        PROPERTY-CASUALTY...............    --    $221,810    $1,880,389   $1,658,579      113%

1999
    Premiums written:
        Property-Casualty...............    --    $192,190    $1,690,714   $1,498,524      113%

1998
    Premiums written:
        Property-Casualty...............    --    $173,185    $1,566,885   $1,393,700      112%

                                                                     SCHEDULE VI

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
      AS OF DECEMBER 31, 2000, 1999 AND 1998 AND FOR THE YEARS THEN ENDED


                                                                                             NET LOSSES AND LOSS
                                  UNPAID                                                     ADJUSTMENT EXPENSES     NET PAID
                                LOSSES AND                                                       RELATED TO         LOSSES AND
                   DEFERRED        LOSS      DISCOUNT                NET          NET       ---------------------      LOSS
                  ACQUISITION   ADJUSTMENT    IF ANY   UNEARNED    PREMIUMS    INVESTMENT    CURRENT      PRIOR     ADJUSTMENT
                     COSTS       EXPENSES    DEDUCTED  PREMIUMS     EARNED       INCOME        YEAR       YEARS      EXPENSES
                     -----       --------    --------  --------     ------       ------        ----       -----      --------
                                                                 (in thousands)
2000............    $76,623     $3,077,162      --     $418,621   $1,631,536    $234,485    $1,182,539   $ 14,357   $1,344,141
1999............    $71,022     $3,304,931      --     $397,783   $1,484,634    $230,739    $1,216,294   $(67,477)  $1,042,758
1998............    $67,578     $3,116,038      --     $386,652   $1,380,570    $222,000    $1,080,377   $(59,489)  $  887,513

                           NET
                       COMMISSIONS
                       AND CHANGE
                       IN DEFERRED      NET
                       ACQUISITION    PREMIUMS
                          COSTS       WRITTEN
                          -----       -------
                            (in thousands)
2000.................   $382,229     $1,658,579
1999.................   $362,485     $1,498,524
1998.................   $330,243     $1,393,700

                                 EXHIBIT INDEX

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
 3.1    -- Certificate of Incorporation, as
           amended through April 19, 1990.........  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
 3.1.1  -- Certificate of Amendment of the
           Certificate of Incorporation, dated
           May 25, 1999...........................  Filed as exhibit to the Company's 1999
                                                      Annual Report on Form 10-K (File
                                                      No. 1-10545) and incorporated herein by
                                                      reference.
 3.2    -- Amended and Restated By-Laws, as of
           March 25, 1999.........................  Filed as exhibit to the Company's 1998
                                                      Annual Report on Form 10-K (File No.
                                                      1-10545) and incorporated herein by
                                                      reference.
 4.1    -- Form of Common Stock Certificate.......  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.1    -- Amended and Restated Shareholders
           Agreement among American Express
           Company, Gulf Insurance Company, The
           Lambert Brussels Financial Corporation,
           Stoneridge Limited, Mavron Ltd.,
           American International Group, Inc.,
           American Home Assurance Company,
           Metropolitan Life Insurance Company,
           certain trustees under an Indenture of
           Trust made by SwissRe Holding Limited,
           SwissRe Holding Limited, General Re
           Corporation, Compagnie Financiere et de
           Reassurance du Groupe AG, Daido Mutual
           Life Insurance Company, The Nichido
           Fire and Marine Insurance Company,
           Limited, Transatlantic Reinsurance
           Company, and PREINCO Holdings, Inc.,
           dated January 5, 1990..................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.2    -- Exclusive Agency Agreement between
           Transatlantic Reinsurance Company and
           American Home Assurance Company, dated
           February 27, 1980......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.3    -- Service and Expense Agreement among
           PREINCO Holdings, Inc., Putnam Rein-
           surance Company, and American Interna-
           tional Group, Inc. dated July 1, 1986..  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.4    -- Service and Expense Agreement between
           Transatlantic Reinsurance Company and
           American International Group, Inc.,
           dated December 15, 1977................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
10.5    -- Investment Management Contract between
           Transatlantic Reinsurance Company and
           AIG Global Investors, Inc. dated
           August 1, 1986.......................... Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.6    -- Investment Management Contract between
           Putnam Reinsurance Company and AIG
           Global Investors, Inc. dated August 1,
           1986.................................... Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.7    -- Transatlantic Holdings, Inc. 1990 Stock
           Option Plan*............................ Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.7(a) -- Transatlantic Holdings, Inc. 1990
           Employee Stock Purchase Plan*........... Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-41474)
                                                      and incorporated herein by reference.
10.7(b) -- Amended Transatlantic Holdings, Inc.
           1990 Stock Option Plan*................. Filed as exhibit to the Company's 1992
                                                      Quarterly Report on Form 10-Q for the
                                                      quarter ended June 30, 1992 (File
                                                      No. 1-10545) and incorporated herein by
                                                      reference.
10.7(c) -- Transatlantic Holdings, Inc. 1995 Stock
           Option Plan and form of Director Option
           Agreement*.............................. Filed as exhibits to the Company's
                                                      Registration Statement on Form S-8 (File
                                                      No. 33-99764) and incorporated herein by
                                                      reference.
10.7(d) -- Amendment to Transatlantic Holdings,
           Inc. 1990 Employee Stock Purchase Plan,
           effective as of December 7, 1995*....... Filed as exhibit to the Company's Current
                                                      Report on Form 8-K (File No. 1-10545)
                                                      dated January 31, 1996, and incorporated
                                                      herein by reference.
10.7(e) -- Transatlantic Holdings, Inc. 2000 Stock
           Option Plan*............................ Filed as exhibit to the Company's
                                                      Registration Statement on Form S-8 (File
                                                      No. 333-50298) and incorporated herein
                                                      by reference.
10.8    -- Transatlantic Reinsurance Company 1989
           Stock Option Plan*...................... Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.9    -- Transatlantic Reinsurance Company 1984
           Stock Option Plan*...................... Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.10   -- Transatlantic Reinsurance Company 1979
           Stock Option Plan*...................... Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
10.11   -- Quota Share Reinsurance Treaty between
           National Union Fire Insurance Company
           of Pittsburgh, Pa. and Transatlantic
           Reinsurance Company, dated June 5,
           1978...................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.12   -- Quota Share Reinsurance Treaty between
           New Hampshire Insurance Company and
           Transatlantic Reinsurance Company,
           dated February 9, 1978.................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.13   -- Quota Share Reinsurance Treaty between
           American International Underwriters
           Overseas Ltd. and Transatlantic
           Reinsurance Company, dated
           September 22, 1978.....................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.14   -- Surplus Treaty between American
           International Group Companies and
           Transatlantic Reinsurance Company,
           dated September 29, 1989...............  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.15   -- Quota Share Reinsurance Treaty among
           Lexington Insurance Company, Landmark
           Insurance Company, New Hampshire
           Insurance Company and Transatlantic
           Reinsurance Company, dated February 28,
           1990...................................  Filed as exhibit to the Company's
                                                      Registration statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.16   -- Representative Facultative Insurance
           Certificate for Casualty Reinsurance
           Risk (Certificate between National
           Union Fire Insurance Company of
           Pittsburgh, Pa. and Transatlantic
           Reinsurance Company, dated January 9,
           1990)..................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.17   -- Representative Facultative Insurance
           Certificate for Property Reinsurance
           Risk (Certificate between American Home
           Assurance Company and Transatlantic
           Reinsurance Company, dated March 7,
           1990)..................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
10.18   -- Agreement between American Interna-
           tional Group, Inc. and Transatlantic
           Reinsurance Company, dated December 15,
           1977, providing Transatlantic
           Reinsurance Company with a right of
           first acceptance of reinsurance of
           risks insured by affiliates of
           American International Group, Inc......  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.19   -- Aggregate Excess Treaty between
           Transatlantic Reinsurance Company and
           National Union Fire Insurance Company
           of Pittsburgh, Pa., dated November 15,
           1989...................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.20   -- Management Agreement between Transat-
           lantic Reinsurance Company and Putnam
           Reinsurance Company, dated February 15,
           1991...................................  Filed as exhibit to the Company's 1995
                                                      Annual Report on Form 10-K (File No.
                                                      1-10545) and incorporated herein by
                                                      reference.
10.21   -- Quota Share Reinsurance Agreement
           between Transatlantic Reinsurance Com-
           pany and Putnam Reinsurance Company,
           dated December 6, 1995.................  Filed as exhibit to the Company's 1995
                                                      Annual Report on Form 10-K (File No.
                                                      1-10545) and incorporated herein by
                                                      reference.
21.1    -- Subsidiaries of the registrant.........  Filed herewith.
23.1    -- Consent of PricewaterhouseCoopers LLP..  Filed herewith.

---------

* Management compensation plan.