Form 10-Q
period 2001-03-31
TRANSATLANTIC HOLDINGS INC
filed 2001-05-14
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to ________

                        Commission File Number     1-10545
                                               -----------------


                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                     13-3355897
------------------------------------------           ---------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                   Identification Number)


    80 Pine Street, New York, New York                          10005
------------------------------------------           ---------------------------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code      (212) 770-2000
                                                      --------------------


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

                         YES      X                NO
                             ------------             -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001 34,789,621
                                   -------------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                                            (Unaudited)
                                                                                                2001             2000
                                                                                             ----------       ---------
                                        ASSETS                                            (in thousands, except share data)
Investments and cash:
      Fixed maturities:
          Bonds held to maturity, at amortized cost (market value: 2000-$982,115)           $        -       $  932,260
          Bonds available for sale, at market value (amortized cost: 2001-$3,393,161;
               2000-$2,447,871) (bonds pledged, at market value: 2001-$320,807)              3,526,965        2,495,580
      Equities:
          Common stocks available for sale, at market value
               (cost: 2001-$484,868; 2000-$486,257) (common stocks pledged,
               at market value: 2001-$1,466)                                                   498,448          545,725
          Nonredeemable preferred stocks available for sale, at market value
               (cost: 2001-$35,824; 2000-$28,569)                                               36,176           26,695
      Other invested assets                                                                    240,798          233,629
      Short-term investment of funds received under securities loan agreements                 329,055                -
      Short-term investments, at cost which approximates market value                            2,693           28,091
      Cash and cash equivalents                                                                114,152          129,246
                                                                                            ----------       ----------
               Total investments and cash                                                    4,748,287        4,391,226
Accrued investment income                                                                       71,428           69,051
Premium balances receivable, net                                                               283,181          234,668
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                               226,111          261,097
      Other                                                                                    307,628          282,736
Deferred acquisition costs                                                                      80,897           76,623
Prepaid reinsurance premiums                                                                    50,004           30,160
Deferred income taxes                                                                          134,095          144,121
Other assets                                                                                    45,198           32,990
                                                                                            ----------       ----------
               Total assets                                                                 $5,946,829       $5,522,672
                                                                                            ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                  $3,105,943       $3,077,162
Unearned premiums                                                                              458,615          418,621
Reinsurance balances payable                                                                    76,899           70,582
Payable under securities loan agreements                                                       329,055                -
Other liabilities                                                                               54,103           99,942
                                                                                            ----------       ----------
               Total liabilities                                                             4,024,615        3,666,307
                                                                                            ----------       ----------
               Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                       -                -
Common Stock, $1.00 par value; shares authorized: 100,000,000;
      shares issued: 2001-35,589,621; 2000-35,573,608                                           35,590           35,574
Additional paid-in capital                                                                     203,445          202,593
Accumulated other comprehensive income                                                          56,034           36,773
Retained earnings                                                                            1,637,145        1,591,425
Treasury Stock, at cost; 800,000 shares                                                        (10,000)         (10,000)
                                                                                            ----------       ----------
               Total stockholders' equity                                                    1,922,214        1,856,365
                                                                                            ----------       ----------
               Total liabilities and stockholders' equity                                   $5,946,829       $5,522,672
                                                                                            ==========       ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                            March 31,
                                                                   2001                   2000
                                                                 --------              ---------
                                                             (in thousands, except per share data)
Income:
       Net premiums written                                      $445,679              $392,513
       Increase in net unearned premiums                          (21,372)               (2,331)
                                                                 --------              --------

       Net premiums earned                                        424,307               390,182
       Net investment income                                       59,636                58,637
                                                                 --------              --------

                                                                  483,943               448,819
                                                                 --------              --------

Expenses:
       Net losses and loss adjustment expenses                    311,418               288,889
       Net commissions                                            104,342                88,806
       Other operating expenses                                    12,584                13,205
       Increase in deferred acquisition costs                      (4,274)                 (362)
                                                                 --------              --------

                                                                  424,070               390,538
                                                                 --------              --------

                                                                   59,873                58,281
Realized net capital gains                                          2,881                13,877
                                                                 --------              --------

Operating income                                                   62,754                72,158
Other deductions                                                     (108)                 (549)
                                                                 --------              --------

Income before income taxes                                         62,646                71,609
Income taxes                                                       12,230                15,251
                                                                 --------              --------

       Net income                                                $ 50,416              $ 56,358
                                                                 ========              ========


Net income per common share:
       Basic                                                       $ 1.45                $ 1.62
       Diluted                                                       1.44                  1.61

Dividends per common share                                          0.135                 0.125

Weighted average common shares outstanding:
       Basic                                                       34,781                34,731
       Diluted                                                     35,083                34,913



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                                                           2001             2000
                                                                                        ---------         ---------
                                                                                               (in thousands)
Net cash provided by (used in) operating activities                                     $  65,290         $ (42,337)
                                                                                        ---------         ---------
Cash flows from investing activities:
      Proceeds of bonds available for sale sold                                            92,906           104,128
      Proceeds of bonds held to maturity redeemed                                               -            29,693
      Proceeds of bonds available for sale redeemed or matured                             68,737            71,417
      Proceeds of equities sold                                                           201,306           206,274
      Purchase of bonds held to maturity                                                        -            (5,989)
      Purchase of bonds available for sale                                               (203,047)         (165,945)
      Purchase of equities                                                               (206,998)         (175,474)
      Net purchase of other invested assets                                                (7,304)          (15,328)
      Net purchase of short-term investment with funds
          received under securities loan agreements                                      (329,055)                -
      Net proceeds of short-term investments                                               25,693             3,147
      Change in other liabilities for securities in course of settlement                  (45,949)           22,396
      Other, net                                                                           (3,034)              565
                                                                                        ---------         ---------
          Net cash (used in) provided by investing activities                            (406,745)           74,884
                                                                                        ---------         ---------
Cash flows from financing activities:
      Net disbursements from reinsurance deposits                                            (835)           (2,039)
      Net funds received under securities loan agreements                                 329,055                 -
      Dividends to stockholders                                                            (4,696)           (4,342)
      Proceeds from common stock issued                                                       868               273
                                                                                        ---------         ---------
          Net cash provided by (used in) financing activities                             324,392            (6,108)
                                                                                        ---------         ---------
Effect of exchange rate changes on cash and cash equivalents                                1,969            (3,162)
                                                                                        ---------         ---------
          Change in cash and cash equivalents                                             (15,094)           23,277
Cash and cash equivalents, beginning of period                                            129,246           104,017
                                                                                        ---------         ---------
          Cash and cash equivalents, end of period                                      $ 114,152         $ 127,294
                                                                                        =========         =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                  2001                 2000
                                                                                --------             --------
                                                                                        (in thousands)
Net income                                                                      $ 50,416             $ 56,358
                                                                                --------             --------

Other comprehensive income:
     Net unrealized appreciation of investments:
        Net unrealized holding gains arising during period                        45,178               38,860
        Related income tax effect                                                (15,812)             (13,601)
        Reclassification adjustment for gains included in net income              (2,881)             (13,877)
        Related income tax effect                                                  1,008                4,857
                                                                                --------             --------
                                                                                  27,493               16,239
                                                                                --------             --------

     Net unrealized currency translation loss                                    (12,664)             (16,561)
     Related income tax effect                                                     4,432                5,797
                                                                                --------             --------
                                                                                  (8,232)             (10,764)
                                                                                --------             --------

Other comprehensive income                                                        19,261                5,475
                                                                                --------             --------

Comprehensive income                                                            $ 69,677             $ 61,833
                                                                                ========             ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)



1.    General


      The condensed consolidated financial statements are unaudited, but have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.




2.    Net Income Per Common Share


      Net income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.


                                                                    Three Months Ended
                                                                        March 31,
                                                                     2001        2000
                                                                     ----        ----

                                                                    (in thousands, except
                                                                       per share data)

Net income (numerator)                                              $50,416      $56,358
                                                                    =======      =======

Weighted average common shares outstanding
     used in the computation of net income per share:
     Average shares issued                                           35,581       35,531
     Less: Average shares in treasury                                   800          800
                                                                    -------      -------
     Average outstanding shares - basic (denominator)                34,781       34,731
     Average potential shares, principally stock options                302          182
                                                                    -------      -------
     Average outstanding shares - diluted (denominator)              35,083       34,913
                                                                    =======      =======

Net income per common share:
     Basic                                                          $  1.45      $  1.62
     Diluted                                                           1.44         1.61


3.   Reinsurance


      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:


                                              Three Months Ended
                                                  March 31,
                                             2001           2000
                                             ----           ----

                                               (in thousands)

Gross premiums written                    $545,301         $452,539
Reinsurance ceded                          (99,622)         (60,026)
                                          --------         --------
Net premiums written                      $445,679         $392,513
                                          ========         ========

Gross premiums earned                     $504,085         $440,727
Reinsurance ceded                          (79,778)         (50,545)
                                          --------         --------
Net premiums earned                       $424,307         $390,182
                                          ========         ========

Gross incurred losses and
     loss adjustment expenses             $355,369         $352,860
Reinsurance ceded                          (43,951)         (63,971)
                                          --------         --------
Net losses and loss
     adjustment expenses                  $311,418         $288,889
                                          ========         ========


4.  Dividends


     During the first quarter of 2001, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $4,700,000 or $0.135 per common share.




5.   Income Taxes


      Income taxes paid, net, in the first quarter totaled $2,523,000 and $3,948,000 in 2001 and 2000, respectively.

6.   Segment Information


     The following table presents a summary of comparative financial data by segment:



                                                                International
                                                         --------------------------
                                             Domestic       Europe(4)       Other       Consolidated
                                             --------       ---------       -----       ------------
                                                                  (in thousands)
Three Months Ended March 31, 2001:

Revenues(1)(2)(3)                            $278,467       $156,882       $51,475         $486,824
Income before income taxes(2)                  65,448          9,438       (12,240)          62,646


Three Months Ended March 31, 2000:

Revenues(1)(2)(3)                            $251,367       $149,654       $61,675         $462,696
Income before income taxes(2)                  66,508          2,702         2,399           71,609

------------------------------------------

(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.
(2) Domestic revenues and income before income taxes include realized net capital gains of $3,694 and $12,252 for the three months ended March 31, 2001 and 2000, respectively. Realized net capital gains for other segments in each of the periods presented is not material.
(3) Net revenues from affiliates of AIG approximate $30,000 and $25,000 for the three months ended March 31, 2001 and 2000, respectively, and are included primarily in domestic revenues.
(4) Includes revenues from the London, England office of $106,234 and $89,988 for the three months ended March 31, 2001 and 2000, respectively.



7.   Change in Classification of Certain Bonds


      During the first quarter of 2001, Transatlantic Holdings, Inc. and subsidiaries (TRH) transferred all of the bonds in the held-to-maturity classification (with an amortized cost of $932.3 million and a market value of $982.1 million at the date of transfer) to the bonds available-for-sale classification (on the balance sheet) to enhance the Company's flexibility with respect to future portfolio management. In the statement of comprehensive income for the 2001 first quarter, this transfer caused net unrealized holding gains to increase by $49.8 million less a related tax effect of $17.4 million -- thereby causing other comprehensive income to increase by $32.4 million. In addition, unrealized appreciation of investments, net of income tax (a component of accumulated other comprehensive income) also increased $32.4 million during the quarter as a result of this transfer.

8.   Securities Loaned


      During the 2001 first quarter, TRH engaged in securities lending transactions whereby certain securities from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH at an amount exceeding the market value of the loaned security. Such funds are held in a pooled account of the lending agent in these transactions (an American International Group, Inc. subsidiary) and are carried as an investment on the balance sheet in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS
No. 125." A liability is recorded in an amount equal to the collateral received to recognize TRH's obligation to return such funds when the related loaned securities are returned. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as such value fluctuates. Fees received net of fees paid related to these transactions are recorded in net investment income.



9.   Additional Information


      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2000.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001


OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:


                                                Three Months Ended
                                                       March 31,
                                         -------------------------------------
                                              2001       2000         Change
                                         -------------------------------------
                                               (dollars in millions)

Net premiums written                         $ 445.7    $ 392.5        13.5%
Net premiums earned                            424.3      390.2         8.7
Net investment income                           59.6       58.6         1.7


         Net premiums written for the first quarter of 2001 exceeded the same 2000 period due to increases in domestic and international treaty business. Domestic net premiums written in first quarter 2001 exceeded the comparable 2000 amount due largely to increases in automobile liability and certain specialty casualty (principally medical malpractice and other professional liability) and general casualty classes. These increases were partially offset by a decrease in the aircraft line. The increase in international business emanated, in large part, from the automobile liability line, particularly from London. International business represented 46.9 percent of worldwide net premiums written for the first quarter of 2001 compared to 48.2 percent for the same 2000 period. On a worldwide basis, casualty lines business represented 79.5 percent of net premiums written in the first quarter of 2001 versus 72.2 percent in the comparable 2000 period. The balance represented property lines. While the pricing environment is generally improving, the reinsurance marketplace worldwide remains competitive.

         The lesser increase in net premiums earned in the first quarter of 2001 over the same 2000 period as compared to the increase in net premiums written for similar periods is due, in large part, to differences in earnings patterns related to variances in the inception dates of business assumed and the mix of business between pro rata and excess-of-loss between periods.

         The increase in net investment income for the first quarter of 2001 versus the comparable 2000 period resulted from the investment of positive operating cash flow generated in recent quarters. (See discussion of cash flow under FINANCIAL CONDITION AND LIQUIDITY.)

         The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for the periods indicated:


                                         Three Months Ended
                                             March 31,
                                      -------------------------
                                          2001        2000
                                      -------------------------

Loss and loss adjustment
     expense ratio                        73.4        74.0
Underwriting expense ratio                26.2        26.0
Combined ratio                            99.6       100.0



         The loss and loss adjustment expense ratio improved modestly from the year ago quarter. The net increase in the underwriting expense ratio is caused by an increase of 0.8 in the ratio of net commissions to net premiums written, due to a slight change in the mix of business between periods, partially offset by a reduction of 0.6 in the ratio of other operating expenses to net premiums written.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
MARCH 31, 2001


         Pre-tax realized net capital gains on the disposition of investments totaled $2.9 million in the first quarter of 2001 compared with $13.9 million for the same period of 2000.

         Income before income taxes in the first quarter of 2001 totaled $62.6 million versus $71.6 million recorded in the same 2000 period. The decrease in income before income taxes resulted primarily from the aforementioned reduction in pre-tax realized net capital gains. In addition, income before income taxes declined for the international-other segment in 2001 versus the 2000 first quarter due to increased incurred losses in the 2001 period, principally from Latin American and Asian business, other than Japan.

            The effective tax rates for the first quarters of 2001 and 2000 were
19.5 percent and 21.3 percent, respectively. The lower effective tax rate in 2001 resulted, in large part, from the fact that tax-exempt interest income, which increased compared to the year ago quarter, represented a higher percentage of income before income taxes in 2001 than in 2000.

         Income excluding after-tax realized capital gains for the first quarter of 2001 increased 2.5 percent to $48.5 million, or $1.38 per common share (diluted), from $47.3 million, or $1.36 per common share (diluted), in the same prior year quarter.

         Net income in the first quarter of 2001 totaled $50.4 million compared with $56.4 million in the same period of 2000. On a diluted per common share basis, net income for the first quarters of 2001 and 2000 were $1.44 and $1.61, respectively. Reasons for the fluctuations are as discussed above.

         In the first quarter of 2001, the Board of Directors declared a quarterly dividend of $0.135 per common share to stockholders of record as of June 1, 2001, payable on June 15, 2001.

         FINANCIAL CONDITION AND LIQUIDITY. The increase in cash and invested assets in the first quarter of 2001 was due principally to $329.1 million of net funds received under securities loan agreements. A liability of an equal amount was recorded to reflect the obligation to return such funds to the borrowers of Transatlantic Holdings, Inc. and subsidiaries (TRH) securities under such agreements. (See Note 8 of Notes to Condensed Consolidated Financial Statements.) There were no securities on loan at December 31, 2000.

         Stockholders' equity totaled $1,922.2 million at March 31, 2001, an increase of $65.8 million from year-end 2000. The increase in stockholders' equity is primarily composed of net income of $50.4 million, an increase in accumulated other comprehensive income of $19.3 million (consisting of an increase in net unrealized appreciation of investments, net of income taxes, of $27.5 million partially offset by a net unrealized currency translation loss, net of income taxes, of $8.2 million) less dividends of $4.7 million. Net unrealized appreciation of investments, net of income taxes, during the first quarter of 2001 consisted principally of $23.6 million from bonds available for sale due largely to declining market interest rates in the quarter, $32.4 million related to the reclassification of bonds held to maturity to bonds available for sale (see Note 7 of Notes to Condensed Consolidated Financial Statements), partially offset by unrealized depreciation of equities, net of income taxes, of $28.4 million caused by a general weakening of the United States economy. Market values may fluctuate due to changes in general economic conditions, market interest rates, prospects of investee companies and other factors.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
MARCH 31, 2001


         First quarter 2001 operating cash flow was $65.3 million, a substantial increase over the first quarter 2000 negative amount. This increase was caused largely by a reduction in losses paid compared to the 2000 first quarter and increased premium collections, net of commissions. Management believes that the liquidity of TRH has not materially changed since the end of 2000.

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

         TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. TRH has refined its methodology for calculating VaR and the results of the calculations for the full year of 2000 were performed using historical simulation. Using historical simulation over the delta-normal approach (which was used for the 1999 information presented herein) does not significantly change the result of the VaR analysis. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates and equity index prices are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure. At December 31, 2000 and 1999, the VaR was approximately $80 million and $76 million, respectively.

         TRH calculated the VaR as of December 31, 2000 and 1999. Through March 31, 2001 and 2000, the economic facts and circumstances had not significantly changed from the respective prior year-ends. Therefore, the VaR amounts at December 31, 2000 and 1999 are representative of the VaRs which could be calculated at March 31, 2001 and 2000, respectively. The following table presents the VaR of each component of market risk as of December 31, 2000 and 1999:


Market Risk                          2000     1999
-----------                          ----     ----
                                     (in millions)

Interest rate                        $66       $38
Equity                                51        65
Currency                               4         8


TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONT'D
MARCH 31, 2001


         ACCOUNTING STANDARDS. Statement of Financial Accounting Standards
(SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities", issued by the Financial Accounting Standards Board (FASB) in June 1998, as amended by SFAS No. 137 and SFAS No. 138 in June 1999 and June 2000, respectively, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives must be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting recognition for the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. These standards were effective for TRH on January 1, 2001. As of March 31, 2001, TRH had no derivative instruments.

         In September 2000, the FASB issued SFAS No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125." SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, the recognition and measurement of servicing assets and liabilities and the extinguishments of liabilities. This statement is effective for the recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively with certain exceptions. Adoption of the new requirements on their effective dates has not had and is not expected to have a material impact on TRH's results of operations, financial position or cash flows.

         OTHER MATTERS. The preceding "Management's Discussion" may include forward-looking statements. Any statements contained herein that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect. Refer to TRH's Annual Report on Form 10-K for the year ended December 31, 2000 for a description of the business environment in which TRH operates and the important factors and uncertainties that may affect its business and may cause actual results to differ materially from such statements. TRH is not under any obligation to (and expressly disclaims any such obligations to) publicly update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION

ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K

          There are no exhibits included with this filing nor were any reports on Form 8-K filed for the three months ended March 31, 2001.


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

Dated May 11, 2001