Form 10-Q
period 2001-06-30
TRANSATLANTIC HOLDINGS INC
filed 2001-08-13
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to ________

                        Commission File Number 1-10545
                                              --------


                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                          DELAWARE                                       13-3355897
    --------------------------------------------------       ------------------------------------
              (State or other jurisdiction of                        (I.R.S. Employer
                incorporation or organization)                     Identification Number)


            80 Pine Street, New York, New York                              10005
    --------------------------------------------------       ------------------------------------
         (Address of principal executive offices)                         (Zip Code)


    Registrant's telephone number, including area code      (212) 770-2000
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

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of June 30, 2001    52,268,693 (Adjusted for a 3-for-2 split of
the common stock, paid July 20, 2001.)

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                              (Unaudited)
                                                                                                  2001              2000
                                                                                              -----------       ------------
                                         ASSETS                                            (in thousands, except share data)
Investments and cash:
      Fixed maturities:
           Bonds held to maturity, at amortized cost (market value: 2000-$982,115)            $        -          $  932,260
           Bonds available for sale, at market value (amortized cost: 2001-$3,476,999;
               2000-$2,447,871) (bonds pledged, at market value: 2001-$409,706)                3,578,641           2,495,580
      Equities:
           Common stocks available for sale, at market value (cost:
               2001-$498,931; 2000-$486,257) (common stocks pledged, at
                market value: 2001-$2,323)                                                       530,494             545,725
           Nonredeemable preferred stocks available for sale, at market value
               (cost: 2001-$39,581; 2000-$28,569)                                                 37,700              26,695
      Other invested assets                                                                      190,715             233,629
      Short-term investment of funds received under securities loan agreements                   421,188                   -
      Short-term investments, at cost which approximates market value                                297              28,091
      Cash and cash equivalents                                                                  125,195             129,246
                                                                                              ----------          ----------
               Total investments and cash                                                      4,884,230           4,391,226
Accrued investment income                                                                         65,425              69,051
Premium balances receivable, net                                                                 331,985             234,668
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                                 235,558             261,097
      Other                                                                                      298,608             282,736
Deferred acquisition costs                                                                        85,127              76,623
Prepaid reinsurance premiums                                                                      57,725              30,160
Deferred income taxes                                                                            142,544             144,121
Other assets                                                                                      37,524              32,990
                                                                                              ----------          ----------
               Total assets                                                                   $6,138,726          $5,522,672
                                                                                              ==========          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                    $3,143,132          $3,077,162
Unearned premiums                                                                                481,926             418,621
Reinsurance balances payable                                                                      86,524              70,582
Payable under securities loan agreements                                                         421,188                   -
Other liabilities                                                                                 59,266              99,942
                                                                                              ----------          ----------
               Total liabilities                                                               4,192,036           3,666,307
                                                                                              ----------          ----------
               Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                         -                   -
Common Stock, $1.00 par value; shares authorized: 100,000,000;
      shares issued: 2001-53,068,693; 2000-35,573,608                                             53,069              35,574
Additional paid-in capital                                                                       187,630             202,593
Accumulated other comprehensive income                                                            44,000              36,773
Retained earnings                                                                              1,671,991           1,591,425
Treasury Stock, at cost; 800,000 shares                                                          (10,000)            (10,000)
                                                                                              ----------          ----------
               Total stockholders' equity                                                      1,946,690           1,856,365
                                                                                              ----------          ----------
               Total liabilities and stockholders' equity                                     $6,138,726          $5,522,672
                                                                                              ==========          ==========



               The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                  Three Months Ended                  Six Months Ended
                                                                        June 30,                          June 30,
                                                                 2001            2000              2001              2000
                                                              ---------        --------          --------          -------
                                                                           (in thousands, except per share data)

Income:
       Net premiums written                                    $460,899        $402,770          $906,578          $795,283
       (Increase) decrease in net unearned premiums             (17,261)            980           (38,633)           (1,351)
                                                               --------        --------          --------          --------

       Net premiums earned                                      443,638         403,750           867,945           793,932
       Net investment income                                     59,897          57,820           119,533           116,457
                                                               --------        --------          ---------         --------

                                                                503,535         461,570           987,478           910,389
                                                               --------        ---------         --------          ---------

Expenses:
       Net losses and loss adjustment expenses                  334,048         294,897           645,466           583,786
       Net commissions                                          114,251          94,504           218,593           183,310
       Other operating expenses                                  13,146          12,872            25,730            26,077
       (Increase) decrease in deferred acquisition costs         (4,230)            617            (8,504)              255
                                                               --------        --------          --------          --------

                                                                457,215         402,890           881,285           793,428
                                                               --------        --------          --------          --------

                                                                 46,320          58,680           106,193           116,961
Realized net capital gains                                        2,251           5,928             5,132            19,805
                                                               --------        --------          --------          --------

Operating income                                                 48,571          64,608           111,325           136,766
Other income (deductions)                                            25            (188)              (83)             (737)
                                                               --------        --------          --------          --------

Income before income taxes                                       48,596          64,420           111,242           136,029
Income taxes                                                      8,750          13,435            20,980            28,686
                                                               --------        --------          --------          --------

       Net income                                               $39,846         $50,985           $90,262          $107,343
                                                               ========        ========          ========          ========


Net income per common share: (a)
       Basic                                                      $0.76           $0.98             $1.73             $2.06
       Diluted                                                     0.76            0.97              1.71              2.05

Dividends per common share (a)                                    0.096           0.090             0.186             0.173

Weighted average common shares outstanding: (a)
       Basic                                                     52,223          52,121            52,199            52,110
       Diluted                                                   52,745          52,463            52,687            52,418



(a) Share and per share information have been adjusted for a 3-for-2 split of the common stock, paid July 20, 2001.



               The accompanying notes are an integral part of the condensed consolidated financial statements.

             TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Unaudited)


                                                                                          2001              2000
                                                                                         ------            ------
                                                                                             (in thousands)

Net cash provided by (used in) operating activities                                      $116,970         ($104,136)
                                                                                       -----------       -----------

Cash flows from investing activities:
      Proceeds of bonds available for sale sold                                           215,717           194,369
      Proceeds of bonds held to maturity redeemed                                               -            95,155
      Proceeds of bonds available for sale redeemed or matured                            103,914           219,505
      Proceeds of equities sold                                                           378,527           425,711
      Purchase of bonds held to maturity                                                        -            (5,989)
      Purchase of bonds available for sale                                               (448,023)         (494,846)
      Purchase of equities                                                               (399,497)         (344,504)
      Net proceeds of other invested assets                                                42,724            30,494
      Net purchase of short-term investment with funds
          received under securities loan agreements                                      (421,188)                -
      Net proceeds of short-term investments                                               28,559             1,082
      Change in other liabilities for securities in course of settlement                  (28,774)            9,991
      Other, net                                                                           (3,454)             (114)
                                                                                        ---------          --------
          Net cash (used in) provided by investing activities                            (531,495)          130,854
                                                                                        ---------          --------
Cash flows from financing activities:
      Net disbursements from reinsurance deposits                                          (2,950)           (4,489)
      Net funds received under securities loan agreements                                 421,188                 -
      Dividends to stockholders                                                            (9,396)           (8,686)
      Proceeds from common stock issued                                                     2,532             1,244
                                                                                        ---------          --------
          Net cash provided by (used in) financing activities                             411,374           (11,931)
                                                                                        ---------          --------
Effect of exchange rate changes on cash and cash equivalents                                 (900)           (4,701)
                                                                                        ---------          --------
          Change in cash and cash equivalents                                              (4,051)           10,086
Cash and cash equivalents, beginning of period                                            129,246           104,017
                                                                                        ---------          --------
          Cash and cash equivalents, end of period                                       $125,195          $114,103
                                                                                        =========          ========



               The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                Three Months Ended       Six Months Ended
                                                                                     June 30,                June 30,
                                                                               2001        2000          2001        2000
                                                                               ----        ----          ----        ----
                                                                                                (in thousands)
Net income                                                                   $39,846      $50,985       $90,262     $107,343
                                                                             -------      -------       -------     --------
Other comprehensive (loss) income:
     Net unrealized (depreciation) appreciation of investments:
         Net unrealized holding (losses) gains arising during period         (14,217)     (13,761)       30,961       25,099
         Related income tax effect                                             4,976        4,816       (10,836)      (8,785)
         Reclassification adjustment for gains included in net income         (2,251)      (5,928)       (5,132)     (19,805)
         Related income tax effect                                               788        2,075         1,796        6,932
                                                                             -------      -------       -------     --------
                                                                             (10,704)     (12,798)       16,789        3,441
                                                                             -------      -------       -------     --------

     Net unrealized currency translation (loss) gain                          (2,047)      19,603       (14,711)       3,042
     Related income tax effect                                                   717       (6,862)        5,149       (1,065)
                                                                             -------      -------       -------     --------
                                                                              (1,330)      12,741        (9,562)       1,977
                                                                             -------      -------       -------     --------

Other comprehensive (loss) income                                            (12,034)         (57)        7,227        5,418
                                                                             -------      -------       -------     --------

Comprehensive income                                                         $27,812      $50,928       $97,489     $112,761
                                                                             =======      =======       =======     ========






               The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

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

2.   Common Stock Split

     In May 2001, the Board of Directors of Transatlantic Holdings, Inc. (the "Company") declared a 3-for-2 split of the common stock in the form of a 50 percent common stock dividend that was paid July 20, 2001, to stockholders of record on June 29, 2001.

      With respect to the Consolidated Balance Sheets, the effect of the split has been recorded in the second quarter of 2001. The Balance Sheet at December 31, 2000 has not been restated.

      With respect to the Consolidated Statements of Operations, the net income per common share and dividend per common share amounts for each of the periods presented are based on the weighted average number of common shares outstanding, adjusted to reflect the 3-for-2 common stock split.

3.    Net Income Per Common Share

      Net income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.



                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                        2001          2000           2001            2000
                                                                        ----          ----           ----            ----
                                                                               (in thousands, except per share data)

Net income (numerator)                                                $39,846       $50,985        $90,262       $ 107,343
                                                                      =======       =======        =======       =========
Weighted average common shares outstanding used in the
  computation of net income per share:
    Average shares issued (a)                                          53,023        52,921         52,999          52,910
    Less: Average shares in treasury                                      800           800            800             800
                                                                       ------        ------         ------          ------
    Average outstanding shares - basic (denominator)                   52,223        52,121         52,199          52,110
    Average potential shares, principally stock options (a)               522           342            488             308
                                                                       ------        ------         ------          ------
    Average outstanding shares - diluted (denominator)                 52,745        52,463         52,687          52,418
                                                                      =======       =======        =======       =========

Net income per common share: (a)
    Basic                                                              $ 0.76        $ 0.98         $ 1.73          $ 2.06
    Diluted                                                              0.76          0.97           1.71            2.05


(a) Adjusted for a 3-for-2 split of the common stock, paid July 20, 2001.

4.    Reinsurance

      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:



                                    Three Months Ended              Six Months Ended
                                         June 30,                       June 30,
                                    2001          2000              2001          2000
                                    ----          ----              ----          ----
                                                   (in thousands)

Gross premiums written           $ 543,855      $ 440,929        $1,089,156    $ 893,468
Reinsurance ceded                  (82,956)       (38,159)         (182,578)     (98,185)
                                 ---------      ---------        ----------    ---------
Net premiums written             $ 460,899      $ 402,770        $  906,578    $ 795,283
                                 =========      =========        ==========    =========

Gross premiums earned            $ 518,873      $ 444,653        $1,022,958    $ 885,380
Reinsurance ceded                  (75,235)       (40,903)         (155,013)     (91,448)
                                 ---------      ---------        ----------    ---------
Net premiums earned              $ 443,638      $ 403,750        $  867,945    $ 793,932
                                 =========      =========        ==========    =========

Gross incurred losses and
  loss adjustment expenses       $ 392,724      $ 336,716        $ 748,093     $ 689,576
Reinsurance ceded                  (58,676)       (41,819)        (102,627)     (105,790)
                                 ---------      ---------        ----------    ---------
Net losses and loss
     adjustment expenses         $ 334,048      $ 294,897        $ 645,466     $ 583,786
                                 =========      =========        ==========    =========


5.    Cash Dividends

      During the second quarter of 2001, the Board of Directors of the Company declared a dividend of $0.096 per common share (post-split), or approximately $5,000,000.

6.    Income Taxes

      Income taxes paid, net, in the second quarter totaled $24,984,000 and $22,105,000 in 2001 and 2000, respectively. For the 2001 and 2000 six month periods, income taxes paid, net, totaled $27,506,000 and $26,053,000, respectively.

7.   Segment Information

     The following table presents a summary of comparative financial data by segment:


                                                                   International
                                                            -------------------------
                                             Domestic       Europe (4)         Other       Consolidated
                                             --------       ----------         -----       ------------
                                                                    (in thousands)
Three Months Ended June 30, 2001:

Revenues (1)(2)(3)                           $259,896       $ 195,496        $ 50,394        $ 505,786
Income before income taxes (2)                 30,932          18,923          (1,259)          48,596

Three Months Ended June 30, 2000:

Revenues (1)(2)(3)                           $249,049       $ 174,147        $ 44,302        $ 467,498
Income before income taxes (2)                 59,616           1,879           2,925           64,420


                                                                   International
                                                            ------------------------
                                             Domestic       Europe (4)        Other        Consolidated
                                             --------       ----------        -----        ------------
                                                                   (in thousands)
Six Months Ended June 30, 2001:

Revenues (1)(2)(3)                           $538,363       $ 352,378       $ 101,869        $ 992,610
Income before income taxes (2)                 96,380          28,361         (13,499)         111,242


Six Months Ended June 30, 2000:

Revenues (1)(2)(3)                           $500,416       $ 323,801       $ 105,977        $ 930,194
Income before income taxes (2)                126,124           4,581           5,324          136,029

----------
(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.
(2) Domestic revenues and income before income taxes include realized net capital gains of $2,164 and $6,165 for the three months ended June 30, 2001 and 2000, respectively, and $5,858 and $18,417 for the six months ended June 30, 2001 and 2000, respectively. Realized net capital gains (losses) for other segments in each of the periods presented is not material.
(3) Net revenues from affiliates of AIG approximate $28,000 and $16,000 for the three months ended June 30, 2001 and 2000, respectively, and $57,000 and $65,000 for the six months ended June 30, 2001 and 2000, respectively, and are included primarily in domestic revenues.
(4) Includes revenues from the London, England office of $101,711 and $98,896 for the three months ended June 30, 2001 and 2000, respectively, and $207,945 and $188,884 for the six months ended June 30, 2001 and 2000, respectively.

8.    Change in Classification of Certain Bonds

      During the first quarter of 2001, Transatlantic Holdings, Inc. and subsidiaries (TRH) transferred all of the bonds in the held-to-maturity classification (with an amortized cost of $932.3 million and a market value of $982.1 million at the date of transfer) to the bonds available-for-sale classification (on the balance sheet) to enhance the Company's flexibility with respect to future portfolio management. As of the date of such transfer, net unrealized holding gains increased by $49.8 million less a related tax effect of $17.4 million -- thereby causing other comprehensive income on the date of transfer to increase by $32.4 million. Thereafter, changes in unrealized appreciation of such bonds would also be reflected in other comprehensive income.

9.   New Accounting Standard

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board
(FASB) in June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Opinion of the Accounting Principles Board No. 17, "Intangible Assets." The new standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Among other things, goodwill and some intangible assets will no longer be amortized, but will be subject to impairment tests at least annually. In accordance with the statement, TRH will implement SFAS No. 142 on January 1, 2002. Management believes that the implementation of this standard will not have a material effect on TRH's results of operations, financial position or cash flows.

10.  Additional Information

     For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2000 and Form 10-Q filing for the quarter ended March 31, 2001.

                   TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2001

OPERATIONAL REVIEW. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                                        Three Months Ended                     Six Months Ended
                                              June 30,                              June 30,
                               --------------------------------         ----------------------------
                                  2001       2000        Change         2001      2000        Change
                               --------------------------------         ----------------------------
                                                        (dollars in millions)

Net premiums written            $ 460.9    $ 402.8        14.4 %      $ 906.6   $ 795.3        14.0 %
Net premiums earned               443.6      403.8         9.9          867.9     793.9         9.3
Net investment income              59.9       57.8         3.6          119.5     116.5         2.6

         Net premiums written for the second quarter and first six months of 2001 exceeded the comparable 2000 periods as a result of increases in treaty and facultative business, both domestically and internationally. Domestic net premiums written in the second quarter of 2001 exceeded the comparable prior year quarter, due largely to increases in automobile liability and medical malpractice lines. The increase in net premiums written from international offices in the 2001 second quarter versus the prior year quarter was primarily caused by increases in automobile liability, particularly from London, and, to a lesser extent, professional liability classes. With respect to comparative six month data, significant increases in domestic business in the 2001 period occurred in automobile liability and medical malpractice lines offset, in part, by a reduction in the aircraft line. Significant increases in international business occurred in the automobile liability line, partially offset by a reduction in net premiums written from certain property lines. Further, domestic and international ceded premiums for the second quarter and first six months of 2001 increased significantly over the same 2000 periods. A significant portion of the increases resulted from certain contracts in certain specialty casualty lines wherein all premiums assumed under those agreements were retroceded to non-affiliates. A lesser portion of the increases resulted from the higher costs of reinsurance protection as well as certain additional coverages purchased. International business represented 48.3 percent of worldwide net premiums written for the first six months of 2001, compared to 49.4 percent for the respective 2000 period. On a worldwide basis, casualty lines business represented 79.7 percent of net premiums written for the first six months of 2001, versus 74.7 percent in the comparable 2000 period. The balance represented property lines. While the pricing environment is generally improving, the reinsurance marketplace worldwide remains competitive.

         The lower percentage increase in net premiums earned in the second quarter and first six months of 2001 over the same 2000 periods as compared to the increase in net premiums written for those periods is due, in large part, to differences in earnings patterns related to variances in the inception dates of business assumed and the mix of business between pro rata and excess-of-loss between periods.

         The increase in net investment income for the second quarter and first six months of 2001 versus the comparable 2000 periods resulted principally from the investment of positive operating cash flow generated in recent quarters, offset, in part, by lower interest rates on bonds purchased versus bonds sold and a continued weakening of foreign currencies compared to the U.S. dollar. (See discussion of cash flow under FINANCIAL CONDITION AND LIQUIDITY.)

         The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for the periods indicated:


                                      Three Months Ended            Six Months Ended
                                            June 30,                     June 30,
                                      ----------------------   ------------------------
                                       2001         2000            2001         2000
                                      ----------------------   ------------------------
Loss and loss adjustment
     expense ratio                     75.3         73.0            74.4         73.6
Underwriting expense ratio             27.6         26.7            26.9         26.3
Combined ratio                        102.9         99.7           101.3         99.9

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
JUNE 30, 2001


          The loss and loss adjustment expense ratios and the combined ratios for the second quarter and first six months of 2001 include the impact of $15 million of pre-tax catastrophe losses resulting from second quarter 2001 events. These losses added 3.3 and 1.7, respectively, to the second quarter and six months 2001 loss and loss adjustment expense ratios and combined ratios. Transatlantic Holdings, Inc. and subsidiaries (TRH) reported no catastrophe losses in the second quarter and first six months of 2000. The underwriting expense ratio, which represents the sum of net commissions and other operating expenses divided by net premiums written, increased in the 2001 second quarter compared to the year ago quarter as the acquisition cost component increase of
1.3 was partially offset by a reduction in the other operating expense component of 0.4. Comparing the six month periods, the 2001 underwriting expense ratio increase was comprised of a 1.1 increase in the acquisition cost component, partially offset by a 0.5 decrease in the other operating expense component.

         Pre-tax realized net capital gains on the disposition of investments totaled $2.3 million in the second quarter of 2001 compared with $5.9 million for the same period of 2000. For the first six months of 2001 and 2000, pre-tax realized net capital gains totaled $5.1 million and $19.8 million, respectively.

         Income before income taxes in the second quarter of 2001, including the effect of catastrophe losses, totaled $48.6 million from $64.4 million recorded in the same 2000 period. For the first six months of 2001, income before income taxes, including the effect of catastrophe losses, totaled $111.2 million versus $136.0 million in the comparable prior year period. The decrease in income before income taxes in the 2001 second quarter compared to the same prior year period resulted primarily from the impact of catastrophe losses in the 2001 period. For the comparable six month periods, income before income taxes decreased in 2001 versus the same prior year period due principally to catastrophe losses occurring in the 2001 period and a reduction in realized capital gains in 2001 compared to the same prior year period. In addition, income before income taxes declined for the domestic segment in the second quarter and first six months of 2001 versus the comparative 2000 periods due primarily to increased incurred losses in the 2001 period, due, in part, to the abovementioned catastrophe losses. In the second quarter and first six months of 2001 versus the comparative 2000 periods, income before income taxes increased for the European segment as a result of reduced loss activity, partially offset by increased commissions. In addition, income before income taxes declined for the first six months of 2001 versus the same 2000 period in the international-other segment due, in large part, to increased loss activity from our Latin American and Asian locations, other than Japan.

         The effective tax rates for the second quarter and first six months of 2001 were 18.0 percent and 18.9 percent, respectively, versus 20.9 percent and 21.1 percent for the comparable 2000 periods. The lower effective tax rates in the second quarter and first six months of 2001 resulted, in large part, from the fact that tax-exempt interest income represented a higher percentage of income before income taxes in the 2001 periods than in comparable 2000 periods.

         All of the per common share amounts included in this "Management's Discussion" give effect to the 3-for-2 split of the common stock (effected in the form of a stock dividend), paid on July 20, 2001. (See COMMON STOCK SPLIT AND CASH DIVIDENDS.)

         Second quarter 2001 income excluding after-tax realized capital gains and catastrophe losses increased to $50.7 million compared to $47.1 million in the same prior year quarter. Catastrophe losses included in the 2001 second quarter amounted to $12.3 million after tax. Income per common share excluding after-tax realized capital gains and catastrophe losses for the 2001 second quarter was $0.96 per common share (diluted) compared with $0.90 per common share (diluted) in the second quarter of 2000.

         For the first six months of 2001, income excluding after-tax realized capital gains and catastrophe losses totaled $99.2 million, or $1.88 per common share (diluted), compared to the six month 2000 amount of $94.5 million, or $1.80 per common share (diluted). Catastrophe losses included in the first six months of 2001 amounted to $12.3 million after tax.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
JUNE 30, 2001


         Net income for the second quarter of 2001 totaled $39.8 million compared to $51.0 million for the comparable prior year period. On a diluted per common share basis, net income for the second quarters of 2001 and 2000 was $0.76 and $0.97, respectively. For the first six months of 2001, net income was $90.3 million versus $107.3 million in the same 2000 period. On a diluted per common share basis, net income was $1.71 and $2.05 for the first six months of 2001 and 2000, respectively. Reasons for these fluctuations are as discussed above.

         COMMON STOCK SPLIT AND CASH DIVIDENDS. In May 2001, the Board of Directors of Transatlantic Holdings, Inc. declared a 3-for-2 split of the common stock in the form of a 50 percent common stock dividend that was paid July 20, 2001, to stockholders of record on June 29, 2001. Also at that time, the Board of Directors declared a quarterly cash dividend of $0.096 per common share to stockholders of record as of September 7, 2001, payable on September 14, 2001. This represents a 7 percent increase over the prior quarterly cash dividend.

         FINANCIAL CONDITION AND LIQUIDITY. The increase in cash and invested assets at June 30, 2001 compared to December 31, 2000 was due, in large part, to $421.2 million of net funds received under securities loan agreements as well as to positive cash flow from operations. A liability equal to the funds received under securities loan agreements was recorded to reflect the obligation to return such funds to the borrowers of securities under such agreements. There were no securities on loan at December 31, 2000.

         Stockholders' equity totaled $1,946.7 million at June 30, 2001, an increase of $90.3 million from year-end 2000. The increase in stockholders' equity is primarily composed of net income of $90.3 million and an increase in accumulated other comprehensive income of $7.2 million (consisting of an increase in net unrealized appreciation of investments, net of income taxes, of $16.8 million offset by a net unrealized currency translation loss, net of income taxes, of $9.6 million) less dividends of $9.7 million. Net unrealized appreciation of investments, net of income taxes, during the first six months of 2001 consisted principally of $35.1 million from bonds available for sale, which includes $32.4 million related to the reclassification of bonds held to maturity to bonds available for sale as of the date of transfer (see Note 8 of Notes to Condensed Consolidated Financial Statements), partially offset by unrealized depreciation of equities, net of income taxes, of $18.1 million caused by a general weakening of the United States economy. Market values may fluctuate due to changes in general economic conditions, market interest rates, prospects of investee companies and other factors.

         Operating cash flow for the first six months of 2001 was $117.0 million, a substantial increase over the negative operating cash flow from the same 2000 period. This increase was caused largely by a reduction in losses paid compared to the same 2000 period, which included significant payments related to 1999 catastrophe losses, and increased premium collections, net of commissions. Management believes that the liquidity of TRH has not materially changed since the end of 2000.

         TRH's operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates.

         Measuring potential losses in fair values is the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR). VaR is a summary statistical measure that uses changes in historical interest rates, equity prices and foreign currency exchange rates to calculate the maximum loss that could occur over a defined period of time given a certain probability.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
JUNE 30, 2001


         TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first six months of 2001 and as of December 31, 2000 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In each case, the most recent three years of historical market information for interest rates, equity index prices and foreign exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

         The following table presents the VaR on a combined basis and of each component of market risk for the six months ended June 30, 2001 and as of December 31, 2000. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein:


Market Risk
-------------
(in millions)
                                            2001                   2000
                               ----------------------------      --------
                               Average     High       Low
                               ----------------------------

Combined                        $ 91     $ 102       $ 80         $ 80
Interest rate                     76        85         66           66
Equity                            53        55         51           51
Currency                           4         4          3            4


         NEW ACCOUNTING STANDARD. Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board (FASB) in June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Opinion of the Accounting Principles Board No. 17, "Intangible Assets." The new standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Among other things, goodwill and some intangible assets will no longer be amortized, but will be subject to impairment tests at least annually. In accordance with the statement, TRH will implement SFAS No. 142 on January 1, 2002. Management believes that the implementation of this standard will not have a material effect on TRH's results of operations, financial position or cash flows.

         OTHER MATTERS. The preceding "Management's Discussion" may include forward-looking statements. Any statements contained herein that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect. Please refer to TRH's Annual Report on Form 10-K for the year ended December 31, 2000 for a description of the business environment in which TRH operates and the important factors and uncertainties that may affect its business and may cause actual results to differ materially from such statements. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM #2 - CHANGE IN SECURITIES
------------------------------

     In the second quarter of 2001, Transatlantic Holdings, Inc. effected a 3-for-2 common stock split (effected as a stock dividend) that was paid on July 20, 2001, to stockholders of record on June 29, 2001.


ITEM #4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     At the Company's Annual Meeting of Stockholders held on May 17, 2001, the stockholders (shares presented have not been adjusted for the 3-for-2 split of the common stock (effected as a stock dividend), paid July 20, 2001):

     (a) elected nine directors as follows:

                                                                 SHARES              SHARES NOT
               NOMINEE                    SHARES FOR            WITHHELD               VOTING
               -------                    ----------            --------               ------

      James Balog                         33,302,957                15,778           1,470,749
      C. Fred Bergsten                    32,342,443               976,292           1,470,749
      Ikuo Egashira                       32,341,743               976,992           1,470,749
      Maurice R. Greenberg                32,650,494               668,241           1,470,749
      John J. Mackowski                   33,303,042                15,693           1,470,749
      Edward E. Matthews                  33,303,057                15,678           1,470,749
      Robert F. Orlich                    32,650,519               668,216           1,470,749
      Howard I. Smith                     33,303,057                15,678           1,470,749
      Thomas R. Tizzio                    33,303,157                15,578           1,470,749


     (b) approved, by a vote of 33,291,827 shares to 25,245 shares, with 1,663 abstentions and 1,470,749 shares not voting, a proposal to select PricewaterhouseCoopers LLP as independent accountants of Transatlantic Holdings, Inc. for 2001.


ITEM #5 - OTHER INFORMATION
---------------------------

     Resignation of Director and Appointment of New Director

     Effective in August 2001, the TRH Board of Directors has accepted the resignation of Mr. Ikuo Egashira, former Chairman of the Board of The Nichido Fire & Marine Insurance Company, Limited, Tokyo, Japan. By TRH Board consent, Mr. Takashi Aihara, Mr. Egashira's successor as Chairman of the Board of The Nichido Fire & Marine Insurance Company, Limited, has been appointed to serve on the TRH Board until the next election of directors which will occur at the May 2002 stockholders' meeting.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     There are no exhibits included with this filing nor were any reports on Form 8-K filed for the three months ended June 30, 2001.


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



                                    TRANSATLANTIC HOLDINGS, INC.
                                    -----------------------------
                                            (Registrant)



                                         /s/ STEVEN S. SKALICKY
                                    ---------------------------------
                                            Steven S. Skalicky
                            On behalf of the registrant and in his capacity as
                           Executive Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)






Dated August 13, 2001