Form 10-Q
period 2001-09-30
TRANSATLANTIC HOLDINGS INC
filed 2001-11-14
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                              YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of September 30, 2001   52,218,588
                                         ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION
                                                                            PAGE

ITEM 1.     Financial Statements:

            Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                 and December 31, 2000.........................................1

            Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited)..........2

            Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)..........3

            Consolidated Statements of Comprehensive (Loss) Income for the
                 three and nine months ended September 30, 2001 and 2000
                 (unaudited)...................................................4

            Notes to Condensed Consolidated Financial Statements (unaudited)...5

ITEM 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................9

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk........14


                           PART II - OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K..................................15

Signatures  ..................................................................15

Part I - Item 1


                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2001 and December 31, 2000

                                                                                       (Unaudited)
                                                                                            2001           2000
                                                                                        -----------    -----------
                                        ASSETS                                       (in thousands, except share data)
Investments and cash:
      Fixed maturities:
          Bonds held to maturity, at amortized cost (market value: 2000-$982,115)       $        --    $   932,260
          Bonds available for sale, at market value (amortized cost: 2001-$3,515,595;
               2000-$2,447,871) (bonds pledged, at market value: 2001-$421,876)           3,669,144      2,495,580
      Equities:
          Common stocks available for sale, at market value (cost:
               2001-$511,108; 2000-$486,257) (common stocks pledged, at market
               value: 2001-$46,427)                                                         496,962        545,725
          Nonredeemable preferred stocks available for sale, at market value
               (cost: 2001-$30,051; 2000-$28,569)                                            30,214         26,695
      Other invested assets                                                                 196,135        233,629
      Short-term investment of funds received under securities loan agreements              477,140             --
      Short-term investments, at cost which approximates market value                         6,273         28,091
      Cash and cash equivalents                                                             110,914        129,246
                                                                                        -----------    -----------
               Total investments and cash                                                 4,986,782      4,391,226
Accrued investment income                                                                    72,581         69,051
Premium balances receivable, net                                                            343,547        234,668
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                            332,688        261,097
      Other                                                                                 420,736        282,736
Deferred acquisition costs                                                                   93,937         76,623
Prepaid reinsurance premiums                                                                 56,143         30,160
Federal income tax recoverable                                                               54,212             --
Deferred income taxes                                                                       147,079        144,121
Other assets                                                                                 40,380         32,990
                                                                                        -----------    -----------
               Total assets                                                             $ 6,548,085    $ 5,522,672
                                                                                        ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                              $ 3,564,186    $ 3,077,162
Unearned premiums                                                                           524,682        418,621
Reinsurance balances payable                                                                 74,852         70,582
Payable under securities loan agreements                                                    477,140             --
Other liabilities                                                                            49,402         99,942
                                                                                        -----------    -----------
               Total liabilities                                                          4,690,262      3,666,307
                                                                                        -----------    -----------
               Commitments and contingent liabilities
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                   --             --
Common Stock, $1.00 par value; shares authorized: 100,000,000;
      shares issued: 2001-53,082,788; 2000-35,573,608                                        53,083         35,574
Additional paid-in capital                                                                  187,957        202,593
Accumulated other comprehensive income                                                       49,084         36,773
Retained earnings                                                                         1,582,142      1,591,425
Treasury Stock, at cost; 2001-864,200; 2000-800,000 shares of common stock                  (14,443)       (10,000)
                                                                                        -----------    -----------
               Total stockholders' equity                                                 1,857,823      1,856,365
                                                                                        -----------    -----------
               Total liabilities and stockholders' equity                               $ 6,548,085    $ 5,522,672
                                                                                        ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                September 30,
                                                     2001           2000            2001          2000
                                                  -----------    -----------    -----------    -----------
                                                            (in thousands, except per share data)
Revenues:
       Net premiums written                       $   520,017    $   450,929    $ 1,426,595    $ 1,246,212
       Increase in net unearned premiums              (40,722)       (22,731)       (79,355)       (24,082)
                                                  -----------    -----------    -----------    -----------

       Net premiums earned                            479,295        428,198      1,347,240      1,222,130
       Net investment income                           60,345         58,369        179,878        174,826
       Realized net capital gains                       2,716          9,241          7,848         29,046
                                                  -----------    -----------    -----------    -----------

                                                      542,356        495,808      1,534,966      1,426,002
                                                  -----------    -----------    -----------    -----------

Expenses:
       Net losses and loss adjustment expenses        543,473        310,290      1,188,939        894,076
       Net commissions                                131,102        109,474        349,695        292,784
       Other operating expenses                        13,087         13,139         38,817         39,216
       Increase in deferred acquisition costs          (8,810)        (4,656)       (17,314)        (4,401)
                                                  -----------    -----------    -----------    -----------

                                                      678,852        428,247      1,560,137      1,221,675
                                                  -----------    -----------    -----------    -----------

Operating (loss) income                              (136,496)        67,561        (25,171)       204,327
Other income (deductions)                                  96            103             13           (634)
                                                  -----------    -----------    -----------    -----------

(Loss) income before income taxes                    (136,400)        67,664        (25,158)       203,693
Income taxes (benefits)                               (58,570)        14,269        (37,590)        42,955
                                                  -----------    -----------    -----------    -----------

       Net (loss) income                             ($77,830)   $    53,395    $    12,432    $   160,738
                                                  ===========    ===========    ===========    ===========


Net (loss) income per common share: (a)
       Basic                                           ($1.49)   $      1.02    $      0.24    $      3.08
       Diluted                                          (1.49)          1.02           0.24           3.07

Dividends per common share (a)                          0.096          0.090          0.282          0.263

Weighted average common shares outstanding: (a)
       Basic                                           52,262         52,139         52,217         52,119
       Diluted                                         52,262         52,494         52,714         52,443


(a) Share and per share information have been adjusted for a 3-for-2 split of the common stock, paid July 20, 2001.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                             2001         2000
                                                                          ---------    ---------
                                                                               (in thousands)
Net cash provided by (used in) operating activities                       $ 167,508    ($ 72,495)
                                                                          ---------    ---------

Cash flows from investing activities:
     Proceeds of bonds available for sale sold                              284,861      237,550
     Proceeds of bonds held to maturity redeemed                                 --      123,807
     Proceeds of bonds available for sale redeemed or matured               160,480      263,102
     Proceeds of equities sold                                              596,714      533,350
     Purchase of bonds held to maturity                                          --       (5,989)
     Purchase of bonds available for sale                                  (589,138)    (565,190)
     Purchase of equities                                                  (620,414)    (449,015)
     Net proceeds (purchase) of other invested assets                        37,678      (21,213)
     Net purchase of short-term investment with funds
         received under securities loan agreements                         (477,140)          --
     Net proceeds (purchase) of short-term investments                       19,985       (7,145)
     Change in other liabilities for securities in course of settlement     (53,326)       7,386
     Other, net                                                              (3,412)         823
                                                                          ---------    ---------
         Net cash (used in) provided by investing activities               (643,712)     117,466
                                                                          ---------    ---------
Cash flows from financing activities:
     Net disbursements from reinsurance deposits                             (3,732)      (3,637)
     Net funds received under securities loan agreements                    477,140           --
     Dividends to stockholders                                              (14,415)     (13,378)
     Proceeds from common stock issued                                        2,873        1,459
     Acquisition of treasury stock                                           (4,443)          --
                                                                          ---------    ---------
         Net cash provided by (used in) financing activities                457,423      (15,556)
                                                                          ---------    ---------
Effect of exchange rate changes on cash and cash equivalents                    449       (6,892)
                                                                          ---------    ---------
         Change in cash and cash equivalents                                (18,332)      22,523
Cash and cash equivalents, beginning of period                              129,246      104,017
                                                                          ---------    ---------
         Cash and cash equivalents, end of period                         $ 110,914    $ 126,540
                                                                          =========    =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (Unaudited)

                                                                        Three Months Ended         Nine Months Ended
                                                                            September 30,            September 30,
                                                                         2001         2000         2001         2000
                                                                       ---------    ---------    ---------    ---------

                                                                                       (in thousands)
Net (loss) income                                                      ($ 77,830)   $  53,395    $  12,432    $ 160,738
                                                                       ---------    ---------    ---------    ---------

Other comprehensive income (loss):
     Net unrealized appreciation (depreciation) of investments:
        Net unrealized holding gains (losses) arising during period       11,332       22,083       (7,562)      47,182
        Related income tax effect                                         (3,966)      (7,729)       2,647      (16,514)
        Reclassification adjustment for gains included in net income      (2,716)      (9,241)      (7,848)     (29,046)
        Related income tax effect                                            951        3,234        2,747       10,166
                                                                       ---------    ---------    ---------    ---------
                                                                           5,601        8,347      (10,016)      11,788
                                                                       ---------    ---------    ---------    ---------

     Net unrealized currency translation loss                               (794)     (14,840)     (15,505)     (11,798)
     Related income tax effect                                               277        5,195        5,426        4,130
                                                                       ---------    ---------    ---------    ---------
                                                                            (517)      (9,645)     (10,079)      (7,668)
                                                                       ---------    ---------    ---------    ---------
     Cumulative effect of an accounting change, net of
        related income tax effect                                             --           --       32,406           --
                                                                       ---------    ---------    ---------    ---------

Other comprehensive income (loss)                                          5,084       (1,298)      12,311        4,120
                                                                       ---------    ---------    ---------    ---------

Comprehensive (loss) income                                            ($ 72,746)   $  52,097    $  24,743    $ 164,858
                                                                       =========    =========    =========    =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


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


2.       Net (Loss) Income Per Common Share

         Net (loss) income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.

                                                                   Three Months Ended    Nine Months Ended
                                                                       September 30,        September 30,
                                                                     2001        2000      2001       2000
                                                                   --------    --------   --------   --------
                                                                      (in thousands, except per share data)
Net (loss) income (numerator)                                      ($77,830)   $ 53,395   $ 12,432   $160,738
                                                                   ========    ========   ========   ========

Weighted average common shares outstanding used
      in the computation of net (loss)
      income per share:
      Average shares issued (a)                                      53,078      52,939     53,023     52,919
      Less: Average shares in treasury                                  816         800        806        800
                                                                   --------    --------   --------   --------
      Average outstanding shares - basic (denominator)               52,262      52,139     52,217     52,119
      Average potential shares, principally stock options (a)(b)         --         355        497        324
                                                                   --------    --------   --------   --------
      Average outstanding shares - diluted (denominator)             52,262      52,494     52,714     52,443
                                                                   ========    ========   ========   ========

Net (loss) income per common share: (a)
      Basic                                                        ($  1.49)   $   1.02   $   0.24   $   3.08
      Diluted (b)                                                     (1.49)       1.02       0.24       3.07

(a) Adjusted for a 3-for-2 split of the common stock, paid July 20, 2001 to stockholders of record on June 29, 2001.

(b) As the impact of potential shares for the three months ended September 30, 2001 is antidilutive (i.e. reduces the loss per common share) because there is a loss from continuing operations, potential shares are not included in the diluted net (loss) income per common share calculation.


3.       Impact of September 11th Terrorist Attacks on the United States

         Results for each of the three and nine month periods ended September 30, 2001 include pre-tax net losses and loss adjustment expenses of $200 million from the September 11th terrorist attacks, or $130 million after tax. The pre-tax net loss estimate is comprised of gross incurred losses and loss adjustment expenses of $414 million less related reinsurance ceded of $214 million. The losses recorded for these events represent Transatlantic Holdings, Inc. and subsidiaries (TRH) estimate of ultimate losses based upon information presently available.

4.       Reinsurance

         Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                    Three Months Ended            Nine Months Ended
                                       September 30,                September 30,
                                    2001           2000           2001           2000
                                -----------    -----------    -----------    -----------
                                                    (in thousands)
Gross premiums written          $   616,990    $   514,128    $ 1,706,145    $ 1,407,596
Reinsurance ceded                   (96,973)       (63,199)      (279,550)      (161,384)
                                -----------    -----------    -----------    -----------
Net premiums written            $   520,017    $   450,929    $ 1,426,595    $ 1,246,212
                                ===========    ===========    ===========    ===========

Gross premiums earned           $   577,849    $   488,500    $ 1,600,807    $ 1,373,880
Reinsurance ceded                   (98,554)       (60,302)      (253,567)      (151,750)
                                -----------    -----------    -----------    -----------
Net premiums earned             $   479,295    $   428,198    $ 1,347,240    $ 1,222,130
                                ===========    ===========    ===========    ===========

Gross incurred losses and
     loss adjustment expenses   $   791,676    $   340,480    $ 1,539,769    $ 1,030,056
Reinsurance ceded                  (248,203)       (30,190)      (350,830)      (135,980)
                                -----------    -----------    -----------    -----------
Net losses and loss
     adjustment expenses        $   543,473    $   310,290    $ 1,188,939    $   894,076
                                ===========    ===========    ===========    ===========


5.       Cash Dividends

         During the third quarter of 2001, the Board of Directors of Transatlantic Holdings, Inc. (the "Company") declared a dividend of $0.096 per common share (split-adjusted), or approximately $5,000,000.


6.       Income Taxes

         Tax expense recorded in each of the three and nine month periods ended September 30, 2001 reflects the full tax benefit resulting from the $200 million of losses and loss adjustment expenses from the September 11th attacks, or $70 million. Principally as a result of the impact of the aforementioned unusual item, tax benefits of $58.6 million and $37.6 million have been recorded in the Statements of Operations for the three and nine month periods ending September 30, 2001, respectively, and a recoverable of $54.2 million of taxes already paid has been recorded as an asset on the Balance Sheet as of September 30, 2001.

         Income taxes paid, net, in the third quarter totaled $411,000 and $20,493,000 in 2001 and 2000, respectively. For the 2001 and 2000 nine month periods, income taxes paid, net, totaled $27,918,000 and $46,546,000, respectively.

7.       Segment Information

         The following table presents a summary of comparative financial data by segment:


                                                           International
                                                     --------------------------
                                         Domestic     Europe(4)        Other      Consolidated
                                       -----------   -----------    -----------   ------------
                                                             (in thousands)
Three Months Ended September 30, 2001:

Revenues(1)(2)(3)                       $   313,217   $   181,743    $    47,396    $   542,356
(Loss) income before income taxes(2)        (53,647)      (84,813)         2,060       (136,400)


Three Months Ended September 30, 2000:

Revenues(1)(2)(3)                       $   282,162   $   160,757    $    52,889    $   495,808
Income (loss) before income taxes(2)         62,549        (1,558)         6,673         67,664


                                                           International
                                                     --------------------------
                                         Domestic     Europe(4)        Other      Consolidated
                                       -----------   -----------    -----------   ------------
                                                             (in thousands)
Nine Months Ended September 30, 2001:

Revenues(1)(2)(3)                       $   851,580   $   534,121    $   149,265    $ 1,534,966
Income (loss) before income taxes(2)         42,733       (56,452)       (11,439)       (25,158)


Nine Months Ended September 30, 2000:

Revenues(1)(2)(3)                       $   782,578   $   484,558    $   158,866    $ 1,426,002
Income before income taxes(2)               188,673         3,023         11,997        203,693


----------
(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains.

(2) Domestic revenues and (loss) income before income taxes include realized net capital gains of $2,824 and $7,399 for the three months ended September 30, 2001 and 2000, respectively, and $8,682 and $25,816 for the nine months ended September 30, 2001 and 2000, respectively. Realized net capital gains (losses) for other segments in each of the periods presented is not material.

(3) Net revenues from affiliates of AIG approximate $39,000 and $30,000 for the three months ended September 30, 2001 and 2000, respectively, and $96,000 and $95,000 for the nine months ended September 30, 2001 and 2000, respectively, and are included primarily in domestic revenues.

(4) Includes revenues from the London, England office of $107,908 and $90,114 for the three months ended September 30, 2001 and 2000, respectively, and $315,853 and $278,998 for the nine months ended September 30, 2001 and 2000, respectively.

8. Adoption of Statement of Financial Accounting Standards (SFAS) No. 133 and Change in Classification of Certain Bonds

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board (FASB) in June 1998, as amended by SFAS No. 137 and SFAS No. 138 in June 1999 and June 2000, respectively, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with the standard, TRH adopted its provisions on January 1, 2001 with no resulting effect on net income or cash flows.

         In accordance with the transition provisions of SFAS No. 133, as amended, TRH transferred during the first quarter of 2001 all of its bonds in the held-to-maturity classification (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the bonds available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) has been recorded as the cumulative effect of an accounting change in the Statement of Comprehensive (Loss) Income for the Nine Months Ended September 30, 2001. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold bonds acquired in the future to their maturity.


9.       Additional Information

         For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2000 and Form 10-Q filings for the first two quarters of 2001.

Part I - Item 2

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2001

OPERATIONAL REVIEW

         IMPACT OF THE SEPTEMBER 11TH TERRORIST ATTACKS ON THE UNITED STATES. Results for each of the three and nine month periods ended September 30, 2001 include pre-tax net losses and loss adjustment expenses of $200 million from the September 11th terrorist attacks, or $130 million after tax. The pre-tax net loss estimate is comprised of gross incurred losses and loss adjustment expenses of $414 million less related reinsurance ceded of $214 million. The losses recorded for these events represent Transatlantic Holdings, Inc. and subsidiaries (TRH) estimate of ultimate losses based upon information presently available.

         RESULTS OF OPERATIONS. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                                          Three Months Ended                        Nine Months Ended
                                             September 30,                            September 30,
                                  --------------------------------        -----------------------------------
                                   2001          2000       Change           2001          2000        Change
                                  --------------------------------        -----------------------------------
                                                            (dollars in millions)
Net premiums written              $ 520.0       $ 450.9       15.3%       $ 1,426.6     $ 1,246.2       14.5%
Net premiums earned                 479.3         428.2       11.9          1,347.2       1,222.1       10.2
Net investment income                60.3          58.4        3.4            179.9         174.8        2.9

         Net premiums written for each of the three and nine month periods ending September 30, 2001 exceeded the comparable 2000 amounts principally as a result of a significant increase in domestic and, to a lesser extent, international treaty business. With respect to the three month periods, significant domestic net premiums written growth in 2001 compared to 2000 occurred in automobile liability, general casualty and professional liability classes, offset, in part, by a net reduction in property lines. The increase in international net premiums written (principally in Europe) was primarily caused by significant increases in property and, to a lesser extent, professional liability lines, partially offset by a decrease in general casualty lines. With respect to comparative nine month net premiums written, significant domestic increases in the 2001 period compared to the same prior year period occurred in automobile liability, general casualty and professional liability lines, partially offset by a decrease in aviation lines. Significant increases in international business occurred in the automobile liability line, particularly from London. Increases in net premiums written in the 2001 periods as compared to the same prior year periods resulted from rate increases as well as increased coverage provided.

         International business represented 46.6 percent of worldwide net premiums written for the first nine months of 2001 compared to 48.4 percent for the respective 2000 period. On a worldwide basis, casualty lines business represented 79.5 percent of net premiums written for the first nine months of 2001 versus 75.2 percent in the comparable 2000 period. The balance represented property lines.

         Ceded premiums written and earned for each of the three and nine month periods ending September 30, 2001 increased significantly over the comparable 2000 periods. A significant portion of the increases resulted from certain domestic contracts in the specialty casualty area wherein all premiums assumed under those agreements were retroceded to non-affiliates. A lesser portion of the increases resulted from the higher costs of reinsurance protection as well as certain additional coverages purchased.

         With respect to the market environment, rates have significantly improved in many classes as a result of the September 11th terrorist attacks, augmenting generally increasing rate levels experienced over at least the last twelve months. Rate increases resulting from the attacks will not significantly be reflected in industry results until 2002. Nevertheless, the reinsurance marketplace worldwide remains competitive.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
SEPTEMBER 30, 2001

         The lower percentage increase in net premiums earned in the third quarter and first nine months of 2001 over the same 2000 periods as compared to the increase in net premiums written for those periods is due, in large part, to significant increases in net unearned premiums in the 2001 periods caused largely by increased net premiums written volume in the 2001 periods, differences in earnings patterns related to variances in the inception dates of business assumed and the mix of business between pro rata and excess-of-loss between periods.

         The increase in net investment income for the third quarter and first nine months of 2001 versus the comparable 2000 periods resulted principally from the investment of positive operating cash flow generated in recent periods, offset, in part, by lower interest rates on bonds purchased versus bonds sold. (See discussion of cash flow under FINANCIAL CONDITION AND LIQUIDITY.)

         Pre-tax realized net capital gains on the disposition of investments totaled $2.7 million in the third quarter of 2001 compared with $9.2 million for the same period of 2000. For the first nine months of 2001 and 2000, pre-tax realized net capital gains totaled $7.8 million and $29.0 million, respectively.

         The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for the periods indicated:

                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                ---------------------      --------------------
                                 2001          2000          2001          2000
                                ---------------------      --------------------

Loss and loss adjustment
   expense ratio                113.4         72.5          88.3           73.2
Underwriting expense ratio       27.7         27.2          27.2           26.6
Combined ratio                  141.1         99.7         115.5           99.8


         The loss and loss adjustment expense ratio and the combined ratio for the third quarter of 2001 include the impact of $200 million of pre-tax net catastrophe losses arising from the September 11th terrorist attacks. The loss and loss adjustment expense ratio and the combined ratio for the first nine months of 2001 include the impact of $215 million of pre-tax net catastrophe losses, including $200 million from the September 11th terrorist attacks. Catastrophe losses added 41.7 and 16.0, respectively, to the third quarter and nine months 2001 loss and loss adjustment expense ratios and combined ratios. TRH reported no catastrophe losses in the third quarter and first nine months of 2000.

         The underwriting expense ratio, which represents the sum of net commissions and other operating expenses divided by net premiums written, increased in the 2001 third quarter compared to the year ago quarter as the acquisition cost component increase of 0.9 was partially offset by a reduction in the other operating expense component of 0.4. Comparing the nine month periods, the 2001 underwriting expense ratio increase was comprised of a 1.0 increase in the acquisition cost component, partially offset by a 0.4 decrease in the other operating expense component.

         Loss before income taxes in the third quarter of 2001, including the effect of catastrophe losses, totaled ($136.4) million compared to income before income taxes of $67.7 million in the same 2000 period. For the first nine months of 2001, loss before income taxes, including the effect of catastrophe losses, totaled ($25.2) million versus income before income taxes of $203.7 million in the comparable prior year period. The decrease in income before income taxes in the 2001 third quarter and nine month periods compared to the same prior year periods resulted primarily from the impact of catastrophe losses in the 2001 periods and, to a much lesser extent, a reduction in realized net capital gains in 2001 compared to the same prior year periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
SEPTEMBER 30, 2001

         Income before income taxes excluding pre-tax realized capital gains and catastrophe losses totaled $60.9 million in the third quarter of 2001 versus $58.4 million in the third quarter of 2000. For the first nine months of 2001, income before income taxes excluding pre-tax realized capital gains and catastrophe losses totaled $182.0 million versus $174.6 million for the comparable prior year period.

         Tax benefits of $58.6 million and $37.6 million were recorded for the three month and nine month periods ended September 30, 2001, respectively, compared to tax expense of $14.3 million and $43.0 million for the comparable prior year periods. As losses from the September 11th attacks were considered an unusual item, the full tax benefit resulting from these charges, or $70 million, was reflected in each of the three month and nine month periods ending September 30, 2001. The recording of this tax benefit primarily accounts for the significantly different percentage relationship between tax expense (benefit) and (loss) income before income taxes in comparing 2001 to the same 2000 periods. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

         All of the per common share amounts included in this "Management's Discussion" give effect to the 3-for-2 split of the common stock (effected in the form of a stock dividend), paid on July 20, 2001.

         Net loss for the third quarter of 2001 amounted to ($77.8) million, or ($1.49) per common share (diluted), compared to net income of $53.4 million, or $1.02 per common share (diluted), in the same prior year quarter. For the first nine months of 2001, net income amounted to $12.4 million, or $0.24 per common share (diluted), compared to $160.7 million, or $3.07 per common share (diluted), in the comparable prior year period. Reasons for the fluctuations between periods are as discussed earlier.

         Income excluding after-tax realized capital gains and catastrophe losses for the 2001 third quarter totaled $50.4 million, or $0.96 per common share (diluted), compared to $47.4 million, or $0.90 per common share (diluted), in the same prior year quarter. Third quarter 2001 catastrophe losses arising from the September 11th terrorist attacks amounted to $200 million, or $130 million after tax. There were no catastrophe losses reported in the 2000 third quarter.

         For the first nine months of 2001, income excluding after-tax realized capital gains and catastrophe losses totaled $148.4 million, or $2.82 per common share (diluted), compared to the nine month 2000 amount of $141.9 million, or $2.70 per common share (diluted). Catastrophe losses for the first nine months of 2001 amounted to $215 million (including $200 million from the September 11th terrorist attacks), or $141 million after tax. There were no catastrophe losses reported for the nine months ended September 30, 2000.

         In the third quarter of 2001, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.096 per common share to stockholders of record as of December 7, 2001, payable on December 21, 2001.

        SEGMENT RESULTS

        Domestic - Comparing the results of each of the three and nine month periods ended September 30, 2001 with the same prior year periods, domestic revenues increased compared to the prior year. These increases were caused by increased net premiums written, as discussed earlier in the OPERATIONAL REVIEW, offset, in part, by greater increases in domestic net unearned premiums and decreases in realized net capital gains, each as reflected in the 2001 periods as compared to the same year ago periods. The greater increase in net unearned premiums in the 2001 periods was due, in large part, to increased net premiums written volume in the 2001 periods, differences in earnings patterns related to variances in the inception dates of business assumed and the mix of business between pro rata and excess-of-loss between periods. The loss before income taxes in the 2001 third quarter compared to income before income taxes in the same 2000 period was due principally to $100 million of pre-tax catastrophe losses from the September 11th attacks, a slight deterioration in other loss activity, and a reduction in realized net capital gains, all in the 2001 period compared to the prior year period. Income before income taxes for the nine months ended September 30, 2001 compared to the year earlier period declined dramatically due primarily to $115 million of catastrophe losses (including $100 million from the September 11th attacks) recorded in the 2001 period and a reduction in 2001 of $17.1 million of realized net capital gains compared to the same 2000 period.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
SEPTEMBER 30, 2001

         International - Europe (London, Paris and Zurich offices) - Comparing the results of each of the three and nine month periods ended September 30, 2001 with the same prior year periods, European revenues increased compared to the prior year driven primarily by the increase in net premiums written, most significantly in London, and, for the three month period only, by a smaller increase in net unearned premiums in 2001 compared to 2000. The much greater loss before income taxes in the 2001 third quarter compared to the year ago quarter was due principally to $100 million of pre-tax catastrophe losses from the September 11th attacks (incurred primarily through the London market), offset, in small part, by improved experience in other loss activity. The loss before income taxes for the nine months ended September 30, 2001 compared to income before income taxes for the year earlier period was due primarily to $100 million of catastrophe losses from the September 11th attacks recorded in the 2001 period, offset, in part, by improved experience in other loss activity in 2001 compared to 2000.

         International - Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo offices) - Comparing the results of each of the three and nine month periods ended September 30, 2001 with the same prior year periods, International-Other revenues declined compared to the prior year. Increased net premiums written for each location other than Tokyo in the 2001 periods versus comparable 2000 periods, was offset by a reduction in revenues caused by an increase in net unearned premiums in the 2001 periods compared to a decrease of net unearned premiums in the comparable prior year periods. The reduction in revenues coupled with a deterioration in loss experience, particularly from the Latin American region and Asia, other than Japan, were the principal causes of the loss before income taxes for the nine months ended September 30, 2001 compared to income before income taxes for the same prior year period.

FINANCIAL CONDITION AND LIQUIDITY. The increase in cash and invested assets at September 30, 2001 compared to December 31, 2000 was due, in large part, to $477.1 million of net funds received under securities loan agreements as well as to positive cash flow from operations. A liability equal to the funds received under securities loan agreements was recorded to reflect the obligation to return such funds to the borrowers of securities under such agreements. There were no securities on loan at December 31, 2000.

         Unpaid losses and loss adjustment expenses as of September 30, 2001 include $414 million arising from the September 11th attacks. In addition, the asset reinsurance recoverable on paid and unpaid losses and loss adjustment expenses as of September 30, 2001 include $214 million arising from such attacks.

         Stockholders' equity totaled $1,857.8 million at September 30, 2001, a net increase of $1.5 million from year-end 2000. Significant activity in stockholders' equity during 2001 comprised of the following: a) increases consisted of net income of $12.4 million and an increase in accumulated other comprehensive income of $12.3 million (See Consolidated Statement of Comprehensive (Loss) Income); b) decreases consisted of $14.7 million from dividends declared and $4.4 million from TRH's purchase of 64,200 shares of its common stock (Treasury Stock) on the open market during the third quarter of 2001 for general corporate purposes.

         The abovementioned increase in accumulated other comprehensive income consisted of net unrealized depreciation of investments, net of income taxes, of $10.0 million (composed principally of a $46.5 million decrease from unrealized depreciation of equities, caused by a general weakening of the economy further exacerbated by the recent terrorist attacks, partially offset by a $36.4 million increase from bonds available for sale due, in large part, to a continued decline in market interest rates), a net unrealized currency translation loss, net of income taxes, of $10.1 million, and an increase of $32.4 million representing the cumulative effect of an accounting change, net of income taxes, in connection with the adoption of Statement of Financial Accounting Standards
(SFAS) No. 133. (See discussion below and Note 8 of Notes to Condensed Consolidated Financial Statements).

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
SEPTEMBER 30, 2001

         Market values of invested assets may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

         Operating cash flow for the first nine months of 2001 was $167.5 million, a substantial increase over the negative operating cash flow from the same 2000 period. This increase was caused largely by a decline in losses paid compared to the same 2000 period, which included significant payments related to 1999 catastrophe losses, increased premium collections net of commissions and a reduction of taxes paid. Management believes that the liquidity of TRH has not materially changed since the end of 2000.

         TRH's operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. See Part I Item 3 of this Form 10-Q for a discussion of market risk.

         ADOPTION OF SFAS NO. 133 AND CHANGE IN CLASSIFICATION OF CERTAIN BONDS. SFAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board (FASB) in June 1998, as amended by SFAS No. 137 and SFAS No. 138 in June 1999 and June 2000, respectively, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with the standard, TRH adopted its provisions on January 1, 2001 with no resulting effect on net income or cash flows.

         In accordance with the transition provisions of SFAS No. 133, as amended, TRH transferred during the first quarter of 2001 all of its bonds in the held-to-maturity classification (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the bonds available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) has been recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive (Loss) Income for the Nine Months Ended September 30, 2001. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold bonds acquired in the future to their maturity.

         OTHER MATTERS. The preceding "Management's Discussion" includes forward-looking statements, including expectations regarding losses resulting from the terrorist attacks. Any statements contained herein that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect. Please refer to TRH's Annual Report on Form 10-K for the year ended December 31, 2000 for a description of the business environment in which TRH operates and the important factors and uncertainties that may affect its business and may cause actual results to differ materially from such statements. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Part I - Item 3

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

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

         TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first nine months of 2001 and as of December 31, 2000 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In each case, the most recent three years of historical market information for interest rates, equity index prices and foreign exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

         The following table presents the VaR on a combined basis and of each component of market risk for the nine months ended September 30, 2001 and as of December 31, 2000. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein:

 Market Risk
-------------
(in millions)
                                                  2001                  2000
                                       -------------------------     ----------
                                       Average    High       Low
                                       -------------------------
Combined                                $ 93     $ 102      $ 80       $ 80
Interest rate                             78        85        66         66
Equity                                    52        55        51         51
Currency                                   4         4         3          4

Part II - Item 6.  Exhibits and Reports on Form 8-K

         (a)      There are no exhibits included with this filing.

         (b) In a Current Report on Form 8-K filed on September 24, 2001, Transatlantic Holdings, Inc. reported the issuance of a press release (attached as an exhibit to that filing) on September 17, 2001 announcing its current estimate of loss resulting from the September 11th attacks on the United States.


Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TRANSATLANTIC HOLDINGS, INC.
                              --------------------------------------------------
                                                (Registrant)



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



Dated November 13, 2001