Form 10-K
period 2001-12-31
TRANSATLANTIC HOLDINGS INC
filed 2002-04-01
CIK 862510

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

    The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 2002 was approximately $1,707,862,449 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    As of January 31, 2002, there were outstanding 52,271,971 shares of Common Stock, $1.00 par value, of the registrant.

                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 16, 2002 are incorporated by reference in
Part III of this Form 10-K.

________________________________________________________________________________

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   17
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.......................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   21
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   31
Item 8.   Financial Statements and Supplementary Data.................   32
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   56

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   56
Item 11.  Executive Compensation......................................   56
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   56
Item 13.  Certain Relationships and Related Transactions..............   56

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   57

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Transatlantic Holdings, Inc. (the 'Company') is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (Putnam), the Company's name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company (TRC) in exchange for shares of common stock of the Company (the 'Share Exchange'). Prior to the Share Exchange, American International Group, Inc. (AIG) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company's outstanding common stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company's common stock in a registered public offering. In August 1998, AIG increased its beneficial ownership of the Company's outstanding common stock from 49% to over 50%. As of December 31, 2001, AIG beneficially owned approximately 60% of the Company's outstanding shares.

    The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich
(TRZ), acquired by TRC in 1996, and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on a treaty and facultative basis, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is licensed by the federal government of and seven provinces in Canada. TRC is also licensed in Japan, the United Kingdom and the Dominican Republic and is registered or authorized as a foreign reinsurer in Peru, Colombia, Argentina (where it also maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), Brazil (where it maintains a representative office in Rio de Janeiro, Transatlantic Re (Brasil) Ltda.), Chile, Mexico, Ecuador, Guatemala, Venezuela and France. In addition, TRC is licensed in the Hong Kong Special Administrative Region, People's Republic of China, and maintains a branch in Hong Kong. Also, TRC is authorized to maintain a representative office in Shanghai, People's Republic of China. TRZ is licensed as a reinsurer in Switzerland. Transatlantic Polska Sp. z o.o., a subsidiary of TRC, maintains a registered representative office in Warsaw, Poland. In addition, in early 2001, TRC began operations as a foreign corporation in Sydney, Australia. TRH's (Transatlantic Holdings, Inc. and its subsidiaries) principal lines of reinsurance include auto liability (including nonstandard risks), other liability (including directors' and officers' liability and other professional liability), medical malpractice, ocean marine and aviation, accident and health and surety, credit and financial guaranty in the casualty lines, and fire, homeowners and auto physical damage in the property lines. Reinsurance is provided for most major lines of insurance on both excess-of-loss and pro rata bases.

    The statutory surplus of TRC of $1,401.1 million, as of December 31, 2001, ranked TRC as the 5th largest domestic reinsurer according to statistics distributed by the Reinsurance Association of America. Although TRC and its wholly-owned subsidiary, Putnam, are separate entities, together they would have ranked as the 4th largest domestic reinsurer based upon combined statutory net premiums written of $1,764.1 million for the year ended December 31, 2001, according to such statistics.
                                       1

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

    In general, casualty insurance protects the insured against financial loss arising out of its obligation to others for loss or damage to their person or property. Property insurance protects the insured against financial loss arising out of the loss of property or its use caused by an insured peril. Property and casualty reinsurance protects the ceding company against loss to the extent of the reinsurance coverage provided. A greater degree of unpredictability is associated generally with casualty risks and with catastrophe-exposed (natural and man-made (e.g., terrorist attacks)) property and casualty risks, and there tends to be a greater lag in the reporting and settlement of casualty reinsurance claims, due to the nature of casualty risks and their greater potential for litigation.

GENERAL

    TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. A portion of the reinsurance written by TRH is assumed from AIG and its subsidiaries (the 'AIG Group') and therefore reflects their underwriting philosophy and diversified insurance products. Approximately $232 million (10%), $209 million (11%) and $184 million (11%) of gross premiums written by TRH in the years 2001, 2000 and 1999, respectively, were attributable to reinsurance purchased by the AIG Group. (For a discussion of TRH's business with the AIG Group, see 'Relationship with the AIG Group.')

    In 2001, TRH's activities in the United States were conducted through its worldwide headquarters in New York and its regional office in Chicago. All domestic treaty business is underwritten by, or under the close supervision of, senior officers of TRH located in New York. TRH's headquarters in New York, the Miami office (underwriting business from Latin America and the Caribbean) and international offices in Toronto, London, Paris, Zurich, Hong Kong and Tokyo can offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Rio de Janeiro, Warsaw,

Sydney (opened in early 2001) and Shanghai, and maintains an exclusive arrangement with a representative agency in Johannesburg, South Africa. Business underwritten by all offices located outside the United States and by the Miami office (which underwrites business in Latin America and the Caribbean) accounted for approximately 47%, 49% and 50% of worldwide net premiums written in 2001, 2000 and 1999, respectively. (See Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) for a discussion of premium fluctuations between years and Note 15 of Notes to Consolidated Financial Statements for financial data by business segment.) One of the international offices, the London branch, had net premiums written totaling $409.8 million, $364.9 million and $323.4 million in 2001, 2000 and 1999, respectively, representing 22% of worldwide net premiums written in each of those years. (For a discussion of certain conditions associated with international business see 'Regulation' and Note 15 of Notes to Consolidated Financial Statements.)

    In addition, TRH holds a 40% interest in Kuwait Reinsurance Company (K.S.C.), acquired in exchange for a $30 million contribution to the capital of that company. Kuwait Reinsurance Company provides property, casualty and life reinsurance products to clients in Middle Eastern and North African markets. TRH also has a 20% interest (acquired for $30 million) in RAM Reinsurance Company Ltd., a financial guaranty reinsurer domiciled in Bermuda.

    Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 79% of net premiums written in 2001, 77% in 2000 and 75% in 1999. As a general matter, due to the longer period of time necessary to settle casualty claims, casualty reinsurance underwriting tends to involve variables (such as those discussed in the paragraph immediately following) that are not as predictable as those in property reinsurance underwriting. The greater degree of uncertainty associated generally with casualty business as a result of these variables may produce a more volatile result over a period of time, although catastrophe-exposed property and casualty business is also subject to significant year to year volatility due to major natural and man-made disasters. Operating results in 2001 included net pre-tax catastrophe losses of $215 million ($200 million of which represents the estimated cost of the September 11th attacks) and a net pre-tax loss of $60 million for the estimated reinsurance exposure related to Enron Corporation. 2000 catastrophe losses did not have a material impact on that year's results. In 1999, net pre-tax catastrophe losses totaled $85 million. (See Management's Discussion.) TRH also seeks to focus on more complex risks within the casualty and property lines, and to adjust its mix of business to take advantage of market opportunities.

    In general, the overall operating results (including investment performance) and other changes to stockholders' equity of property and casualty insurance and reinsurance companies, and TRH, in particular, are subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates, operating performance and prospects of investee companies and other factors, such as changes in tax laws, tort laws and the regulatory environment.

    The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated:(5)

                                                     YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------

                                       NET PREMIUMS WRITTEN             NET PREMIUMS EARNED
                                  ------------------------------   ------------------------------
                                    2001       2000       1999       2001       2000       1999
                                    ----       ----       ----       ----       ----       ----
                                                       (dollars in millions)
Casualty:
   Auto liability(4)............  $  551.3   $  341.5   $  320.5   $  491.3   $  312.7   $  308.2
   Other
    liability(1)(2)(3)(4).......     346.9      270.2      254.4      335.1      274.6      256.4
   Medical malpractice(2)(3)....     165.2      149.2      135.5      156.7      141.4      141.9
   Ocean marine and
    aviation(2)(3)(4)...........     141.3      191.6      149.1      138.9      193.5      146.6
   Accident and health(2)(4)....     126.5      185.9      137.7      126.9      190.9      130.9
   Surety, credit and financial
    guaranty(2)(3)(4)...........      86.9       74.6       71.4       86.6       74.0       70.7
   Other........................      90.7       59.9       52.1       86.0       62.6       45.0
                                  --------   --------   --------   --------   --------   --------
      Total casualty............   1,508.8    1,272.9    1,120.7    1,421.5    1,249.7    1,099.7
                                  --------   --------   --------   --------   --------   --------
Property:
   Fire(2)(3)(4)................     188.5      193.5      182.9      171.5      193.4      177.8
   Homeowners multiple
    peril(2)(3).................      70.2       61.3       58.7       63.4       57.8       62.9
   Auto physical damage(3)......      47.0       52.1       42.6       49.6       51.7       47.5
   Allied lines(2)(3)(4)........      33.8       44.0       44.1       34.0       42.3       44.6
   Other........................      57.3       34.8       49.5       50.3       36.6       52.1
                                  --------   --------   --------   --------   --------   --------
      Total property............     396.8      385.7      377.8      368.8      381.8      384.9
                                  --------   --------   --------   --------   --------   --------
      Total.....................  $1,905.6   $1,658.6   $1,498.5   $1,790.3   $1,631.5   $1,484.6
                                  --------   --------   --------   --------   --------   --------
                                  --------   --------   --------   --------   --------   --------


                                                 YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------
                                               NET                     LOSS AND LOSS
                                         LOSSES AND LOSS            ADJUSTMENT EXPENSE
                                       ADJUSTMENT EXPENSES                 RATIO
                                  ------------------------------   ---------------------
                                    2001       2000       1999     2001    2000    1999
                                    ----       ----       ----     ----    ----    ----
                                                  (dollars in millions)
Casualty:
   Auto liability(4)............  $  427.5   $  228.4   $  275.9    87.0    73.0    89.5
   Other
    liability(1)(2)(3)(4).......     127.2       85.9       93.1    37.9    31.3    36.3
   Medical malpractice(2)(3)....     149.3       88.2      118.9    95.3    62.4    83.8
   Ocean marine and
    aviation(2)(3)(4)...........     172.0      174.9       97.8   123.9    90.4    66.7
   Accident and health(2)(4)....     145.0      136.1      117.8   114.3    71.3    90.0
   Surety, credit and financial
    guaranty(2)(3)(4)...........     130.3       54.5       57.4   150.3    73.6    81.3
   Other........................      53.1       42.1       39.2    61.8    67.3    87.1
                                  --------   --------   --------
      Total casualty............   1,204.4      810.1      800.1    84.7    64.8    72.8
                                  --------   --------   --------
Property:
   Fire(2)(3)(4)................     214.8      224.4      188.5   125.2   116.1   106.1
   Homeowners multiple
    peril(2)(3).................      19.4       21.8       36.2    30.6    37.7    57.5
   Auto physical damage(3)......      27.7       47.1       31.9    55.9    91.2    67.1
   Allied lines(2)(3)(4)........      56.5       88.0       66.2   166.4   208.0   148.4
   Other........................      38.7        5.5       25.9    76.9    14.9    49.7
                                  --------   --------   --------
      Total property............     357.1      386.8      348.7    96.8   101.3    90.6
                                  --------   --------   --------
      Total.....................  $1,561.5   $1,196.9   $1,148.8    87.2    73.4    77.4
                                  --------   --------   --------
                                  --------   --------   --------

---------

(1) A significant portion of this line includes more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability, errors and omissions and environmental impairment liability.

(2) In 2001, development on reserves held at December 31, 2000 related to losses that occurred in 2000 and prior years significantly increased net losses and loss adjustment expenses in medical malpractice, ocean marine and aviation, accident and health and surety, credit and financial guaranty and significantly decreased net losses and loss adjustment expenses in other liability, fire, homeowners multiple peril and allied lines. In addition, net pre-tax catastrophe losses of $215 million (primarily from the September 11, 2001 terrorist attacks) significantly increased net losses and loss adjustment expenses in other liability, fire and allied lines. The net pre-tax loss related to estimated reinsurance exposure from Enron Corporation of $60 million increased net losses and loss adjustment expenses primarily in the surety, credit and financial guaranty line.

(3) In 2000, development on reserves held at December 31, 1999 related to losses that occurred in 1999 and prior years significantly increased net losses and loss adjustment expenses in ocean marine and aviation, surety, credit and financial guaranty, fire, auto physical damage and allied lines and significantly decreased net losses and loss adjustment expenses in other liability, medical malpractice and homeowners multiple peril. In addition, 2000 catastrophe losses did not have a material impact on that year's results.

(4) In 1999, development on reserves held at December 31, 1998 related to losses that occurred in 1998 and prior years significantly decreased net losses and loss adjustment expenses in other liability and in ocean marine and aviation and significantly increased net losses and loss adjustment expenses in auto liability, accident and health, surety, credit and financial guaranty, and allied lines. In addition, net pre-tax catastrophe losses of $85 million, the majority of which related to European storms, significantly increased net losses and loss adjustment expenses in fire and allied lines in 1999.

(5) See Management's Discussion for a discussion of TRH's underwriting components.

    Treaty reinsurance constitutes the great majority of TRH's business, accounting for 96%, 96% and 97% of net premiums written in 2001, 2000 and 1999, respectively.

    The following table presents certain information concerning TRH's treaty and facultative business for the periods indicated:

                                                                     TREATY
                                                         ------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                         2001(1)    2000(2)      1999
                                                         -------    -------      ----
                                                                 (in millions)
Gross premiums written.................................  $2,130.5   $1,756.5   $1,570.4
Net premiums written...................................   1,823.9    1,597.7    1,448.1
Net premiums earned....................................   1,719.6    1,570.8    1,427.5


                                                                  FACULTATIVE
                                                         ------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                         2001(1)      2000       1999
                                                         -------      ----       ----
                                                                 (in millions)
Gross premiums written................................     $167.4     $123.9     $120.3
Net premiums written...................................      81.7       60.9       50.4
Net premiums earned....................................      70.7       60.7       57.1

---------

(1) In 2001 compared to 2000, domestic treaty premiums increased significantly in auto liability, general casualty and professional liability lines. International treaty premiums increased significantly in auto liability and professional liability lines. Facultative net premiums written, in 2001 compared to 2000, increased principally in medical malpractice and the fire line.

(2) In 2000 compared to 1999, domestic treaty premiums increased significantly in accident and health, medical malpractice, aviation and property catastrophe excess-of-loss lines. International treaty premiums increased significantly in auto liability, accident and health and property catastrophe excess-of-loss lines.

TREATY REINSURANCE

    Treaty reinsurance accounted for approximately $2,130.5 million of gross premiums written and $1,823.9 million of net premiums written in 2001, approximately 80% of which resulted from casualty lines treaties, with the remainder from property lines treaties. Approximately 69% of treaty gross premiums written in 2001 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 7% of treaty gross premiums written in 2001 were attributable to the AIG Group. Such premiums were primarily written on a pro rata basis. The majority of TRH's non-AIG Group treaty premiums were also written on a pro rata basis. As pro rata business is a proportional sharing of premiums and losses among ceding company and reinsurer, generally, the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business.

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

    TRH offers brokers full service with large capacity for both casualty and property risks. For non-AIG business, TRH generally seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and represents the other participating reinsurers in negotiating price, terms and conditions. TRH believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. TRH has generally not set terms and conditions as lead underwriter with respect to AIG Group treaty reinsurance, although it may do so in the future. When TRH does not lead the treaty, it may still suggest changes to any aspect of the treaty. In either case, TRH may reject any treaty business offered to it by the AIG Group or others based upon its assessment of all relevant factors. Such factors include type and level of risk assumed, actuarial and underwriting judgment with respect to rate adequacy, various treaty terms, prior and anticipated loss experience (including exposure to natural and man-made (e.g., terrorist attacks) catastrophes) on the treaty, prior business experience with the ceding company, overall financial position, operating results and Best's, S&P and Moody's ratings of the ceding company and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

    TRH currently has approximately 4,086 treaties in effect for the current underwriting year. In 2001, no single treaty exceeded 3% of treaty gross premiums written. No ceding company accounted for more than 3% of total treaty gross premiums written in 2001 other than AIG Group companies (see 'Relationship with the AIG Group'), and members of Lloyd's of London (Lloyd's) (which accounted for 12% of treaty gross premiums written).

    Non-U.S. treaty business accounted for approximately 45% of TRH's total net premiums written for the year ended December 31, 2001.

FACULTATIVE REINSURANCE

    During 2001, TRH wrote approximately $167.4 million of gross premiums written and $81.7 million of net premiums written of facultative reinsurance, approximately 57% of which represented casualty risks with the balance comprising property risks. The majority of facultative net premiums written in 2001 represented facultative reinsurance written on an excess-of-loss basis. Facultative coverages are generally offered for most lines of business. However, the great majority of premiums are within the other liability (including directors' and officers' liability and other professional liability), medical malpractice and fire lines. Underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 45% of facultative gross premiums written in 2001 were attributable to AIG Group companies. Except for AIG Group companies, no single ceding company accounted for more than 9% of total facultative gross premiums written in 2001. Non-U.S. facultative business accounted for approximately 2% of TRH's total net premiums written for the year ended December 31, 2001.

RETENTION LEVELS AND RETROCESSION ARRANGEMENTS

    TRH enters into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing gross premium writings and risk capacity without requiring additional capital.

    Under TRH's underwriting guidelines and retrocession arrangements in effect at the end of 2001, the maximum net amounts generally retained and the maximum gross capacities on a per program basis for treaty business and per risk basis for facultative business are set forth in the table below.

                                                                            MAXIMUM
                                                            MAXIMUM NET      GROSS
                                                             RETENTION     CAPACITY
                                                             ---------     --------
                                                                  (in millions)
Property:
    Treaty
        Catastrophe excess-of-loss........................      $19           $40
        Other.............................................       30            30
    Facultative...........................................        7            50
Casualty:
    Treaty
        Marine and aviation...............................       10            35
        Other.............................................       14            14
    Facultative...........................................       10            10

    TRH is exposed to multiple insured losses arising out of a single occurrence (e.g., natural or man-made catastrophe) that have the potential to accumulate to material amounts and affect multiple risks/programs and classes of business. TRH uses modeling techniques to manage certain such risks to acceptable limits, although current techniques used to estimate the exposure may not accurately predict the probability of such an event nor the extent of resulting losses. In addition, TRH may purchase retrocession protection designed to limit the amount of losses that it may incur.

    For 2002, TRH is protected by catastrophe reinsurance agreements that would generally result in a maximum net retention by TRH of $35 million per occurrence, with a property catastrophe limit of up to $300 million.

    Terrorism risk for commercial lines has generally been significantly limited or excluded from new business assumed and reinsurance coverage purchased (including property catastrophe coverage) for 2002. However, TRH continues to be exposed to terrorism risk on business written prior to 2002 that is still in effect.

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

    As of December 31, 2001, TRH had in place approximately 190 active retrocessional arrangements for current and prior underwriting years with 396 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses totaled $874.4 million, including $253.9 million recoverable from affiliates. No unsecured recoverables from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH. Of the total reinsurance recoverable on paid and unpaid losses and loss adjustment expenses (including amounts due from affiliates), 95% of the unsecured balance was due from companies rated A or better. (See Note 14 of Notes to Consolidated Financial Statements.)

MARKETING

    TRH provides property and casualty reinsurance capacity through brokers and directly to insurance and reinsurance companies in both the domestic and international markets. TRH believes its worldwide network of offices and its relationship with the AIG Group help position TRH to take advantage of market opportunities.

    AIG Group business is generally obtained directly from the ceding company. No ceding company, other than the AIG Group companies and, in 2001, Lloyd's (which accounted for 12% of TRH's consolidated revenues), has accounted for more than 10% of TRH's consolidated revenues in any of the last five years. A significant portion of the business assumed from Lloyd's was obtained through brokers controlled by Marsh & McLennan Companies, Inc. (Marsh) and Aon Corporation (Aon), which are further discussed below.

    Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 2001, approximately 79% of TRH's non-AIG Group business was written through brokers and the balance was written directly. Also in 2001, companies controlled by Marsh and Aon, TRH's largest brokerage sources of non-AIG Group business, accounted for 15% and 14%, respectively, of TRH's consolidated revenues. In addition, Marsh and Aon each accounted for 13% of gross premiums written in 2001. TRH's largest 10 brokers accounted for non-AIG Group business aggregating approximately 55% of gross premiums written. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business.

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

    The methods of determining estimates for reported and unreported losses and establishing resulting reserves and related reinsurance recoverable are continually reviewed and updated, and adjustments resulting therefrom are reflected in income currently. The process relies upon the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. However, estimation of loss reserves is a difficult process, especially in view of changes in the legal and tort environment which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

    While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer-term nature of most reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Thus, actual losses and loss adjustment expenses may materially differ from estimates of reserves reflected in the Company's consolidated financial statements.

    During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates.

    Included in TRH's reserves are amounts related to environmental impairment and asbestos-related illnesses, which, net of related reinsurance recoverable, totaled $81 million and $71 million as of December 31, 2001 and 2000, respectively. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984 and underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. Significant uncertainty exists as to the ultimate settlement of these liabilities since, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Additionally, loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts resulting from the September 11th terrorist attacks which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress. (See Management's Discussion and Note 2(f) of Notes to Consolidated Financial Statements for further discussion.)

    The 'Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development' which follows presents the development of balance sheet loss and loss adjustment expense reserves for calendar years 1991 through 2001. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $1,386.1 million as of December 31, 1992, by the end of 2001 (nine years later) $1,127.9 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,386.1 million was reestimated to be $1,334.0 million at December 31, 2001. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $314.2 million at December 31, 2001 related to

December 31, 1995 net loss and loss adjustment expense reserves of $1,985.8 million, represents the cumulative amount by which net reserves for 1995 have developed favorably from 1996 through 2001.

    Each amount other than the original reserves in the following table includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1994 for $150,000 was first reserved in 1991 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1991 through 1993 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

     ANALYSIS OF CONSOLIDATED NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE
                              DEVELOPMENT(1)(2)(3)

                            1991         1992         1993         1994         1995         1996         1997         1998
                            ----         ----         ----         ----         ----         ----         ----         ----
                                                                    (in thousands)
Net unpaid losses and
 loss adjustment
 expenses,
 December 31:(4).......  $1,241,160   $1,386,092   $1,503,389   $1,727,380   $1,985,786   $2,383,528   $2,522,728   $2,656,103
Paid (cumulative) as
 of:
   One year later......     198,463      281,641      312,923      338,947      396,647      549,635      543,539      702,603
   Two years later.....     396,739      497,557      506,681      594,508      685,485      765,380      963,055    1,224,593
   Three years later...     526,776      633,737      681,388      797,841      855,809    1,055,551    1,264,134    1,620,068
   Four years later....     614,555      760,091      824,468      899,232    1,058,296    1,253,537    1,505,096
   Five years later....     699,667      851,734      885,415    1,033,595    1,194,900    1,413,968
   Six years later.....     770,270      922,778      986,263    1,128,240    1,314,354
   Seven years later...     825,981    1,003,942    1,062,295    1,215,442
   Eight years later...     891,845    1,071,266    1,131,457
   Nine years later....     945,846    1,127,926
   Ten years later.....     995,507
Net liability
 reestimated as of:(4)
   End of year.........   1,241,160    1,386,092    1,503,389    1,727,380    1,985,786    2,383,528    2,522,728    2,656,103
   One year later......   1,238,929    1,409,008    1,518,361    1,723,926    1,978,062    2,368,965    2,463,239    2,588,626
   Two years later.....   1,250,809    1,425,146    1,516,299    1,729,924    1,961,041    2,289,951    2,369,885    2,496,422
   Three years later...   1,260,763    1,426,424    1,522,635    1,718,844    1,885,897    2,171,127    2,265,351    2,508,278
   Four years later....   1,268,476    1,437,271    1,511,825    1,657,393    1,784,560    2,081,811    2,235,533
   Five years later....   1,269,583    1,426,466    1,468,903    1,580,256    1,725,009    2,018,452
   Six years later.....   1,252,455    1,394,401    1,418,959    1,538,160    1,671,620
   Seven years later...   1,226,855    1,362,585    1,406,154    1,500,219
   Eight years later...   1,197,790    1,358,694    1,371,337
   Nine years later....   1,190,639    1,334,009
   Ten years later.....   1,169,359
   Net redundancy
    (deficiency).......  $   71,801   $   52,083   $  132,052   $  227,161   $  314,166   $  365,076   $  287,195   $  147,825


                            1999         2000         2001
                            ----         ----         ----
                                    (in thousands)
Net unpaid losses and
 loss adjustment
 expenses,
 December 31:(4).......  $2,762,162   $2,614,917   $2,908,887
Paid (cumulative) as
 of:
   One year later......     953,708      892,752
   Two years later.....   1,570,329
   Three years later...
   Four years later....
   Five years later....
   Six years later.....
   Seven years later...
   Eight years later...
   Nine years later....
   Ten years later.....
Net liability
 reestimated as of:(4)
   End of year.........   2,762,162    2,614,917    2,908,887
   One year later......   2,776,519    2,650,589
   Two years later.....   2,802,612
   Three years later...
   Four years later....
   Five years later....
   Six years later.....
   Seven years later...
   Eight years later...
   Nine years later....
   Ten years later.....
   Net redundancy
    (deficiency).......  $  (40,450)  $  (35,672)

---------

 (1) This table excludes data related to TRZ, a non-U.S. subsidiary acquired in the third quarter of 1996, for 1995 and prior years as such data is not available.

 (2) This table is on a calendar year basis and does not present accident or underwriting year data.

 (3) Data have been affected by transactions between TRH and the AIG Group. (See 'Relationship with the AIG Group' and Notes 12 and 14 of Notes to Consolidated Financial Statements.)

 (4) Represents gross liability for unpaid losses and loss adjustment expenses net of related reinsurance recoverable.

           ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
                        AND NET REESTIMATED LIABILITY(1)

                                        1992         1993         1994         1995         1996         1997         1998
                                        ----         ----         ----         ----         ----         ----         ----
                                                                          (in thousands)
End of year:
   Gross liability.................  $1,769,486   $1,890,178   $2,167,316   $2,388,155   $2,733,055   $2,918,782   $3,116,038
   Related reinsurance
    recoverable....................     383,394      386,789      439,936      402,369      349,527      396,054      459,935
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Net liability................  $1,386,092   $1,503,389   $1,727,380   $1,985,786   $2,383,528   $2,522,728   $2,656,103
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
One year later:
   Gross reestimated liability.....  $1,807,550   $1,930,343   $2,138,947   $2,326,770   $2,755,288   $2,864,610   $3,083,643
   Reestimated related reinsurance
    recoverable....................     398,542      411,982      415,021      348,708      386,323      401,371      495,017
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Net reestimated liability....  $1,409,008   $1,518,361   $1,723,926   $1,978,062   $2,368,965   $2,463,239   $2,588,626
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
Two years later:
   Gross reestimated liability.....  $1,857,100   $1,945,407   $2,091,724   $2,340,639   $2,664,858   $2,776,598   $3,033,092
   Reestimated related reinsurance
    recoverable....................     431,954      429,108      361,800      379,598      374,907      406,713      536,670
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Net reestimated liability....  $1,425,146   $1,516,299   $1,729,924   $1,961,041   $2,289,951   $2,369,885   $2,496,422
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
Three years later:
   Gross reestimated liability.....  $1,875,877   $1,894,754   $2,110,823   $2,246,095   $2,568,103   $2,701,351   $3,039,473
   Reestimated related reinsurance
    recoverable....................     449,453      372,119      391,979      360,198      396,976      436,000      531,195
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Net reestimated liability....  $1,426,424   $1,522,635   $1,718,844   $1,885,897   $2,171,127   $2,265,351   $2,508,278
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
Four years later:
   Gross reestimated liability.....  $1,818,521   $1,909,734   $2,034,135   $2,166,178   $2,497,563   $2,649,925
   Reestimated related reinsurance
    recoverable....................     381,250      397,909      376,742      381,618      415,752      414,392
                                     ----------   ----------   ----------   ----------   ----------   ----------
      Net reestimated liability....  $1,437,271   $1,511,825   $1,657,393   $1,784,560   $2,081,811   $2,235,533
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                     ----------   ----------   ----------   ----------   ----------   ----------
Five years later:
   Gross reestimated liability.....  $1,849,050   $1,881,933   $1,978,270   $2,120,568   $2,418,533
   Reestimated related reinsurance
    recoverable....................     422,584      413,030      398,014      395,559      400,081
                                     ----------   ----------   ----------   ----------   ----------
      Net reestimated liability....  $1,426,466   $1,468,903   $1,580,256   $1,725,009   $2,018,452
                                     ----------   ----------   ----------   ----------   ----------
                                     ----------   ----------   ----------   ----------   ----------
Six years later:
   Gross reestimated liability.....  $1,828,676   $1,854,711   $1,946,734   $2,056,681
   Reestimated related reinsurance
    recoverable....................     434,275      435,752      408,574      385,061
                                     ----------   ----------   ----------   ----------
      Net reestimated liability....  $1,394,401   $1,418,959   $1,538,160   $1,671,620
                                     ----------   ----------   ----------   ----------
                                     ----------   ----------   ----------   ----------
Seven years later:
   Gross reestimated liability.....  $1,820,674   $1,852,253   $1,899,899
   Reestimated related reinsurance
    recoverable....................     458,089      446,099      399,680
                                     ----------   ----------   ----------
      Net reestimated liability....  $1,362,585   $1,406,154   $1,500,219
                                     ----------   ----------   ----------
                                     ----------   ----------   ----------
Eight years later:
   Gross reestimated liability.....  $1,826,344   $1,808,733
   Reestimated related reinsurance
    recoverable....................     467,650      437,396
                                     ----------   ----------
      Net reestimated liability....  $1,358,694   $1,371,337
                                     ----------   ----------
                                     ----------   ----------
Nine years later:
   Gross reestimated liability.....  $1,792,111
   Reestimated related reinsurance
    recoverable....................     458,102
                                     ----------
      Net reestimated liability....  $1,334,009
                                     ----------
                                     ----------
Gross (deficiency) redundancy as of
 December 31, 2001.................  $  (22,625)  $   81,445   $  267,417   $  331,474   $  314,522   $  268,857   $   76,565
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------

                                        1999         2000         2001
                                        ----         ----         ----
                                                (in thousands)
End of year:
   Gross liability.................  $3,304,931   $3,077,162   $3,747,583
   Related reinsurance
    recoverable....................     542,769      462,245      838,696
                                     ----------   ----------   ----------
      Net liability................  $2,762,162   $2,614,917   $2,908,887
                                     ----------   ----------   ----------
                                     ----------   ----------   ----------
One year later:
   Gross reestimated liability.....  $3,369,520   $3,126,518
   Reestimated related reinsurance
    recoverable....................     593,001      475,929
                                     ----------   ----------
      Net reestimated liability....  $2,776,519   $2,650,589
                                     ----------   ----------
                                     ----------   ----------
Two years later:
   Gross reestimated liability.....  $3,426,471
   Reestimated related reinsurance
    recoverable....................     623,859
                                     ----------
      Net reestimated liability....  $2,802,612
                                     ----------
                                     ----------
Three years later:
   Gross reestimated liability.....
   Reestimated related reinsurance
    recoverable....................

      Net reestimated liability....

Four years later:
   Gross reestimated liability.....
   Reestimated related reinsurance
    recoverable....................

      Net reestimated liability....

Five years later:
   Gross reestimated liability.....
   Reestimated related reinsurance
    recoverable....................

      Net reestimated liability....

Six years later:
   Gross reestimated liability.....
   Reestimated related reinsurance
    recoverable....................

      Net reestimated liability....

Seven years later:
   Gross reestimated liability.....
   Reestimated related reinsurance
    recoverable....................

      Net reestimated liability....

Eight years later:
   Gross reestimated liability.....
   Reestimated related reinsurance
    recoverable....................

      Net reestimated liability....

Nine years later:
   Gross reestimated liability.....
   Reestimated related reinsurance
    recoverable....................

      Net reestimated liability....

Gross (deficiency) redundancy as of
 December 31, 2001.................  $ (121,540)  $  (49,356)
                                     ----------   ----------
                                     ----------   ----------

---------

(1) This table excludes data related to TRZ for 1995 and prior years.

    The trend depicted in the latest development year in the reestimated net liability portion of the 'Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development' table and in the 'Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability' table reflects net adverse development. Net adverse development of $35.7 million was recorded in 2001 on losses occurring in prior years. (See Management's Discussion.)

    In general, the majority of the redundancies shown in the table in years prior to 1999 result from favorable development of reserves in the other liability line for losses occurring since 1986, partially offset by continued adverse development of reserves in the other liability line for losses occurring prior to 1984. Adverse development of losses occurring in the early 1980s was common throughout the industry and was caused by a number of industry and external factors which combined to drive loss frequency and severity to unexpectedly high levels.

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

                           RECONCILIATION OF RESERVE
                  FOR NET LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                              2001         2000         1999
                                                              ----         ----         ----
                                                                      (in thousands)
Reserve for net unpaid losses and loss adjustment
  expenses at beginning of year*.........................
                                                           $2,614,917   $2,762,162   $2,656,103
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses incurred in
  respect of losses occurring in:
    Current year.........................................   1,525,857    1,182,539    1,216,294
    Prior years..........................................      35,672       14,357      (67,477)
                                                           ----------   ----------   ----------
        Total............................................   1,561,529    1,196,896    1,148,817
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses paid in respect
  of losses occurring in:
    Current year.........................................     374,807      390,433      340,155
    Prior years..........................................     892,752      953,708      702,603
                                                           ----------   ----------   ----------
        Total............................................   1,267,559    1,344,141    1,042,758
                                                           ----------   ----------   ----------
Reserve for net unpaid losses and loss adjustment
  expenses at end of year*...............................  $2,908,887   $2,614,917   $2,762,162
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

* In TRH's balance sheet and in accordance with Statement of Financial Accounting Standards (SFAS) No. 113, unpaid losses and loss adjustment expenses are presented before deduction of related reinsurance recoverable. (See Notes 2 and 5 of Notes to Consolidated Financial Statements.)

    In general, the decrease in paid loss activity in 2001 is attributable, in part, to a reduction in payments of previously reserved claims, including net catastrophe losses. In 2000, the increase in prior year paid losses is largely due to payments related to previously reserved claims, including 1999 catastrophe losses. (See Management's Discussion for further analysis of incurred and paid loss activity.)

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

    In 2001, TRH engaged in securities lending transactions whereby certain securities (i.e., bonds and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security. Such funds are held in a pooled account of the lending agent in these transactions (an AIG subsidiary) and are carried as an investment on the balance sheet (at cost, which approximates market value). A liability is recorded in an amount equal to the collateral received to recognize TRH's obligation to return such funds when the related loaned securities are returned. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as such value fluctuates. Fees received net of fees paid related to these transactions are recorded in net investment income.

    The following table reflects investment results for TRH for each of the five years in the period ended December 31, 2001.

                               INVESTMENT RESULTS

                                                                                               PRE-TAX
                                                                  PRE-TAX NET    PRE-TAX       REALIZED
                                                    AVERAGE       INVESTMENT    EFFECTIVE    NET CAPITAL
YEARS ENDED DECEMBER 31,                         INVESTMENTS(1)    INCOME(2)    YIELD(3)    (LOSSES) GAINS
------------------------                         --------------    ---------    --------    --------------
                                                                  (dollars in thousands)
2001...........................................    $4,686,234      $240,083        5.1%        $   (240)
2000...........................................     4,355,516       234,485        5.4           33,098
1999...........................................     4,322,020       230,739        5.3           82,793
1998...........................................     4,149,932       222,000        5.3          120,899
1997...........................................     3,781,217       207,646        5.5           32,939

---------

 (1) Average of the beginning and ending carrying values of investments and cash for the year, excluding non-interest bearing cash. Bonds available for sale, common stocks, nonredeemable preferred stocks and other invested assets are carried at market value. Other bonds are carried at amortized cost and the short-term investment of funds received under securities loan agreements are carried at cost.

 (2) After investment expenses, excluding realized net capital (losses) gains.

 (3) Pre-tax net investment income for the year divided by average investments for the same year.

    The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 2001:

                                                                   BREAKDOWN OF
                                                                   INVESTMENTS
                                                              ----------------------
                                                                DECEMBER 31, 2001
                                                              ----------------------
                                                                AMOUNT      PERCENT
                                                                ------      -------
                                                              (dollars in thousands)
Bonds available for sale (at market value):
    Corporate bonds.........................................  $  601,669      12.3%
    U.S. Government and government agency bonds.............     284,258       5.8
    Foreign government bonds................................     183,424       3.8
    Domestic and foreign municipal bonds....................   2,584,590      53.0
                                                              ----------     -----
                                                               3,653,941      74.9
                                                              ----------     -----
Preferred stocks............................................      30,050       0.6
                                                              ----------     -----
Common stocks...............................................     512,631      10.5
                                                              ----------     -----
Other invested assets.......................................     248,275       5.1
                                                              ----------     -----
Short-term investment of funds received under securities
  loan agreements...........................................     432,758       8.8
                                                              ----------     -----
Short-term investments......................................       2,562       0.1
                                                              ----------     -----
        Total investments...................................  $4,880,217     100.0%
                                                              ----------     -----
                                                              ----------     -----

    During the first quarter of 2001, the Company transferred all of the bonds in its held-to-maturity classification to the bonds available-for-sale classification to enhance the Company's flexibility with respect to future portfolio management. (See Note 2(j)(i) of Notes to Consolidated Financial Statements.)

    The carrying value of bonds and equities available for sale are subject to significant volatility from changes in their market values. (See Management's Discussion.)

    As of December 31, 2001, the market value of the total investment portfolio was $4,880.2 million.

    The following table indicates the composition of the bond portfolio of TRH by rating as of December 31, 2001:

                                                               AVAILABLE
           BREAKDOWN OF BOND PORTFOLIO BY RATING                FOR SALE
           -------------------------------------                --------
Aaa.........................................................      63.2%
Aa..........................................................      31.5
A...........................................................       3.3
Baa.........................................................       0.3
Ba..........................................................       0.4
B...........................................................       1.1
Not rated...................................................       0.2
                                                                 -----
    Total...................................................     100.0%
                                                                 -----
                                                                 -----

    At December 31, 2001, TRH had no real estate or derivative instruments. (See
Note 3 of Notes to Consolidated Financial Statements.)

    In addition, TRH's operations are exposed to market risk which could result in the loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. TRH has performed Value at Risk (VaR) analyses to estimate the maximum potential loss of fair value that could occur over a period of one month at a confidence level of 95%. (See Management's Discussion).

COMPETITION

    The reinsurance business is highly competitive in virtually all lines. After many years of deteriorating contract terms and pricing, a noticeable firming of rates was evident as the year 2001 progressed (particularly after the net industry surplus drain occurring as a result of the September 11th attacks), reinforcing the positive signs observed in certain classes of business in 2000. These market improvements prompted the formation of new companies, principally in Bermuda, and attracted additional capital to certain existing ones late in 2001. This additional market capacity will likely serve to lessen the magnitude of pricing improvements resulting from the burden of industry costs from September 11.

    TRH faces competition from new market entrants and from market participants that devote greater amounts of capital to the types of business written by TRH. Over the past several years, generally increased market capacity, significant domestic and international merger and acquisition activity, and Lloyd's of London, have added to competitive pressures. The ultimate impact on the market of these events is uncertain.

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

    TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH. While TRC and Putnam, on a combined basis, would rank 4th, on the basis of statutory net premiums written, they are a less significant reinsurer in international reinsurance markets. TRH's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and European underwriting syndicates. Many of these competitors have been operating for substantially longer than TRH and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Although most reinsurance companies operate in the broker market, most of TRH's largest competitors also work directly with ceding companies, competing with brokers. According to the Reinsurance Association of America, there were 32 domestic reinsurers for which results were reported in their quarterly survey as of December 31, 2001.

EMPLOYEES

    At December 31, 2001, TRH had approximately 400 employees. Approximately 190 employees were located in the New York headquarters; 35 employees were located in Chicago and Miami (serving Latin America and the Caribbean) and 175 employees were located in other international offices.

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

    TRC, TRZ and Putnam, in common with other reinsurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of reinsurance, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single contract, deposits of securities for the benefit of ceding companies, methods of accounting, periodic audits of the affairs and financial reports of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. As required by the state of New York, TRC and Putnam adopted the Codification of Statutory Accounting Principles (Codification) as of January 1, 2001 as primary guidance on statutory accounting. The cumulative effect on statutory surplus of adopting the Codification (which differed from the existing statutory guidance at that time) on January 1, 2001 was not material. The impact of adopting the Codification was not material in 2001 to statutory net income, financial position or cash flows and is not expected to be material in the future. (See Management's Discussion.) In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders rather than securityholders.

    Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized insurance companies may be identified. The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to items deemed to have more risk by the National Association of Insurance Commissioners and lower factors are applied to items that are deemed to have less risk. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control. At December 31, 2001, the statutory surpluses of TRC and Putnam each significantly exceeded the level of surplus required under RBC requirements for regulatory attention.

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

    In addition to licensing requirements, TRH's international operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment, and are subject to local economic, political and social conditions. In addition, TRH's results of operations and net unrealized currency translation gain or loss (a component of accumulated other comprehensive income) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. (See Note 9 of Notes to Consolidated Financial Statements.) Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

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

CONTROL OF THE COMPANY

    In August 1998, AIG increased its beneficial ownership of the Company's outstanding common stock from 49% to over 50%. As of December 31, 2001, AIG beneficially owned approximately 60% of the Company's outstanding shares. Four of the Company's 9 current directors, including the Chairman, are officers of AIG and hold the following positions with AIG: Mr. Greenberg is a Director and the Chairman and Chief Executive Officer; Mr. Matthews is a Director and Senior Vice Chairman; Mr. Smith is a Director and the Executive Vice President and Chief Financial Officer and Mr. Tizzio is a Director and Senior Vice Chairman.

AIG GROUP REINSURANCE

    AIG offers TRH the opportunity to participate in a significant amount of property and casualty reinsurance purchased by the AIG Group. TRH either accepts or rejects the AIG Group reinsurance offered based upon TRH's assessment of risk selection, pricing, terms and conditions. Historically, and with few exceptions, TRH has generally not set terms and conditions as lead underwriter with respect to the AIG Group treaty reinsurance; however, TRH may in the future set terms and conditions with respect to such business as lead underwriter and intends that the terms and conditions of any such reinsurance will be negotiated on an arms' length basis. The operating management of TRH is not employed by the AIG Group, and the Underwriting Committee of the Board of Directors of the Company, which includes directors of the Company who are not employees of the AIG Group, monitor TRH's underwriting policies.

    Approximately $232 million (10%), $209 million (11%) and $184 million (11%) of gross premiums written by TRH in the years 2001, 2000 and 1999, respectively, were attributable to reinsurance purchased by the AIG Group, for the production of which TRH paid ceding commissions to the AIG Group of approximately $50 million, $38 million and $34 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group versus non-AIG Group business it accepts. TRH's objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results.

    TRH retroceded gross premiums written to the AIG Group in the years 2001, 2000 and 1999 of approximately $113.5 million, $95.1 million and $100.4 million, respectively, and received ceding commissions of approximately $10.9 million, $11.2 million and $16.2 million, respectively, for the production of such business in such years.

ITEM 2. PROPERTIES

    As of December 31, 2001, one-half of the office space of TRH's New York headquarters and its Toronto office are rented from AIG, which leases it from others. The remaining office space of TRH's headquarters and the Chicago, Miami, Buenos Aires, Rio de Janeiro, London, Paris, Zurich, Warsaw, Sydney, Hong Kong, Shanghai and Tokyo offices, are rented from third parties. The leases for the office space occupied by TRH's New York headquarters expire in 2005.

ITEM 3. LEGAL PROCEEDINGS

    TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of March 21, 2002.

                                                                                       SERVED AS
                                                                                      DIRECTOR OR
                NAME                                  POSITION                 AGE   OFFICER SINCE
                ----                                  --------                 ---   -------------
Robert F. Orlich.....................  President, Chief Executive Officer      54        1990(1)
                                         and Director
Paul A. Bonny........................  Executive Vice President, President     45        1994
                                         International Operations
Steven S. Skalicky...................  Executive Vice President, Chief         53        1995
                                         Financial Officer
Javier E. Vijil......................  Executive Vice President, President     49        1996(2)
                                         Latin American Division
Robert V. Mucci......................  Senior Vice President and Actuary       44        1990(1)
Gary A. Schwartz.....................  Vice President and General Counsel      41        1999(3)
Elizabeth M. Tuck....................  Secretary                               46        1991
M. R. Greenberg......................  Chairman of the Board                   76        1986
Takashi Aihara.......................  Director                                65        2001
James Balog..........................  Director                                73        1988
C. Fred Bergsten.....................  Director                                60        1998
John J. Mackowski....................  Director                                76        1990
Edward E. Matthews...................  Director                                70        1986
Howard I. Smith......................  Director                                57        1994
Thomas R. Tizzio.....................  Director                                64        1990(1)

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) The following table sets forth the high and low closing sales prices per share of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape for each of the four quarters of 2001 and 2000, adjusted, as appropriate, for the 3-for-2 common stock split effected in the form of a 50% stock dividend, paid on July 20, 2001:

                                                      2001            2000
                                                  -------------   -------------
                                                  HIGH     LOW    HIGH     LOW
                                                  ----     ---    ----     ---
First Quarter...................................  71.29   63.18   57.00   45.96
Second Quarter..................................  83.82   68.91   60.38   54.38
Third Quarter...................................  84.46   69.20   62.00   53.96
Fourth Quarter..................................  92.00   82.62   70.58   59.96

    (b) As of January 31, 2002, the approximate number of holders of Common Stock, including those whose Common Stock is held in nominee name, was 23,500.

    (c) In 2001, the Company declared a quarterly dividend of $0.090 per common share in March and $0.096 per common share in each of May, September and December. In 2000, the Company declared a quarterly dividend of $0.083 per common share in March and $0.090 per common share in each of May, September and November. The Company paid each dividend in the quarter following the date of declaration. All dividend information has been adjusted, as appropriate, to reflect the 3-for-2 stock split paid in July 2001.

    The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's consolidated earnings, financial condition and business needs, capital and surplus requirements of the Company's operating subsidiaries, regulatory considerations and other factors.

    The Company is a holding company whose principal source of income is dividends from its subsidiary, TRC. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. (See Note 13 of Notes to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

    The following Selected Consolidated Financial Data is prepared in accordance with accounting principles generally accepted in the United States of America. This data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

                                                        YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        2001         2000         1999         1998         1997
                                        ----         ----         ----         ----         ----
                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
    Net premiums written...........  $1,905,647   $1,658,579   $1,498,524   $1,393,700   $1,294,136
    Net premiums earned............   1,790,339    1,631,536    1,484,634    1,380,570    1,259,251
    Net investment income..........     240,083      234,485      230,739      222,000      207,646
    Realized net capital (losses)
      gains........................        (240)      33,098       82,793      120,899       32,939
    Total revenues.................   2,030,182    1,899,119    1,798,166    1,723,469    1,499,836
    Operating (loss) income........     (33,786)     268,064      236,235      323,580      236,096
    (Loss) income before income
      taxes........................     (34,107)     267,982      236,097      323,351      234,726
    Net income.....................      18,892      211,638      187,362      247,523      185,500
PER COMMON SHARE:*
    Net income:
        Basic......................  $     0.36   $     4.06   $     3.60   $     4.76   $     3.58
        Diluted....................        0.36         4.03         3.58         4.73         3.56
    Cash dividends declared........        0.38         0.35         0.32         0.29         0.26
SHARE DATA:*
    Weighted average common shares
      outstanding:
        Basic......................      52,224       52,127       52,056       51,955       51,819
        Diluted....................      52,736       52,475       52,324       52,297       52,126
BALANCE SHEET DATA (AT YEAR END):
    Investments and cash...........  $5,004,431   $4,391,226   $4,333,462   $4,328,833   $3,992,519
    Assets.........................   6,741,303    5,522,672    5,480,198    5,253,249    4,834,980
    Unpaid losses and loss
      adjustment expenses..........   3,747,583    3,077,162    3,304,931    3,116,038    2,918,782
    Unearned premiums..............     553,734      418,621      397,783      386,652      366,640
    Stockholders' equity...........   1,846,010    1,856,365    1,642,517    1,610,139    1,356,659

---------

* Share and per share data have been retroactively adjusted, as appropriate, to reflect common stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Annual Report and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) officers and representatives may from time to time make, statements which may constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only TRH's belief regarding future events and financial performance, many of which, by their nature, are inherently uncertain and outside of TRH's control. These statements may address, among other things, TRH's strategy and expectations for growth, product development, government and industry regulatory actions, market conditions, financial results and reserves, as well as the expected impact on TRH of natural and man-made (e.g., terrorist attacks) catastrophic events and political, economic, legal and social conditions. It is possible that TRH's actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH's actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions and cyclical industry conditions, credit quality, government and regulatory policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, and the uncertainties inherent in international operations, and are further discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

FINANCIAL STATEMENTS

    The following discussion refers to the consolidated financial statements of TRH as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, which are presented elsewhere herein. TRH's principal operating subsidiaries are Transatlantic Reinsurance Company (TRC), Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam).

    In August 1998, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) increased its beneficial ownership of Transatlantic Holdings, Inc. (the 'Company') outstanding common stock from 49% to over 50%. As of December 31, 2001, AIG beneficially owned approximately 60% of the Company's outstanding shares. Financial data discussed below have been affected by certain transactions between TRH and the AIG Group. (See Notes 12 and 14 of Notes to Consolidated Financial Statements.)

CRITICAL ACCOUNTING POLICIES

    Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. We rely on historical experience and on various other assumptions, that we believe to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

    We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our consolidated financial statements.

    Loss Reserves -- TRH's unpaid losses and loss adjustment expenses, net of reinsurance recoverable thereon, represent estimates of future liability and reinsurance recoverable thereon for losses occurring on or prior to the balance sheet date. Net losses and loss adjustment expenses are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. A provision is included for losses and loss adjustment expenses incurred but not reported (IBNR) on the basis of past experience and other factors. The methods of making such estimates and for establishing the resulting reserves and related recoverables are continually reviewed and updated, and any adjustments resulting therefrom are reflected in income currently. Provisions for inflation and 'social inflation' (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of numerous judgments which are made as to expected trends in average claim severity.

    Loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts for risks related to environmental impairment and asbestos-related illnesses totaling $81 million and $71 million at December 31, 2001 and 2000, respectively. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages.

    Additionally, loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts resulting from the September 11th terrorist attacks which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress.

    Because the reserving process is inherently difficult and subjective, actual net losses and loss adjustment expenses may materially differ from reserves and related reinsurance recoverables reflected in TRH's consolidated financial statements, and accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its claims reserves carried at December 31, 2001 are adequate.

    Deferred Acquisition Costs -- Acquisition costs, consisting primarily of net commissions incurred on business conducted through reinsurance contracts or certificates, are deferred, and then amortized over the period in which the related premiums are earned, generally one year. Anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts are considered in determining acquisition costs to be deferred. Anticipated investment income is not considered in the deferral of acquisition costs. If the level of actual losses and loss adjustment expenses and estimated remaining costs of servicing the contracts materially differs from anticipated levels used in determining the amount of acquisition costs to be deferred, future results of operations may be affected, perhaps materially.

OPERATIONAL REVIEW

    IMPACT OF SEPTEMBER 11TH TERRORIST ATTACKS ON THE UNITED STATES

    Results for 2001 include pre-tax net losses and loss adjustment expenses of $200 million from the September 11th terrorist attacks, or $130 million after tax. The pre-tax net loss estimate is comprised of gross incurred losses and loss adjustment expenses of approximately $500 million less related reinsurance ceded of approximately $300 million. The losses recorded for this event represent TRH's estimate of ultimate losses based upon information presently available. Loss payments related to this event were not material in 2001.

    RESULTS OF OPERATIONS

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

    The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

                                                         YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                           2001                    2000                    1999
                                   ---------------------   ---------------------   ---------------------
                                                CHANGE                  Change                  Change
                                                 FROM                    From                    From
                                    AMOUNT    PRIOR YEAR    Amount    Prior Year    Amount    Prior Year
                                    ------    ----------    ------    ----------    ------    ----------
                                                           (dollars in millions)
Net premiums written.............  $1,905.6      14.9%     $1,658.6      10.7%     $1,498.5       7.5%
Net premiums earned..............   1,790.3       9.7       1,631.5       9.9       1,484.6       7.5
Net investment income............     240.1       2.4         234.5       1.6         230.7       3.9

    For the period under discussion, the reinsurance market has been characterized by significant competition worldwide in most classes. During 2000 and continuing through 2001, rate increases were achieved in many classes, particularly after the net industry surplus drain occurring as a result of the September 11, 2001 attacks. The majority of the impact resulting from the improving market conditions in 2001, particularly subsequent to September 11, will not be reflected in results until at least 2002.

    Insurance industry estimates of losses from the September 11th attacks ranged from $30 billion to $70 billion and made this event the most costly insured catastrophe ever. The range of expected industry loss is extremely broad due to the unprecedented nature of this event and the many lines of business affected. Attracted by the improved market conditions resulting from the decline in industry capacity, additional capital has entered the market through the formation of new companies, principally in Bermuda, and through the addition of capital to certain existing companies. The additional market capacity will spur additional competition and will likely serve to lessen the magnitude of pricing improvements resulting from the burden of industry costs from September 11. Nevertheless, TRH cannot predict, with any reasonable certainty, future market conditions.

    The increases in net premiums written for the period under discussion resulted from increased coverage provided and, to a lesser extent in 2001 only, rate increases, and were primarily from treaty business. On a worldwide basis, casualty lines business represented 79.2% of net premiums written in 2001 versus 76.7% and 74.8% in 2000 and 1999, respectively. The balance represented property lines. Treaty business represented 95.7% of net premiums written in 2001 versus 96.3% in 2000 and 96.6% in 1999. The balance represented facultative accounts.

    Of the total increase in net premiums written in 2001 compared to 2000, domestic net premiums written increased by $167.5 million, or 19.8%, to $1,013.0 million, with significant increases recorded in auto liability, general casualty and professional liability lines. These increases were partially offset by significant decreases in accident and health and aviation net premiums written.

    Net premiums written by international offices increased in 2001 by $79.6 million, or 9.8%, over the prior year, to $892.7 million. The majority of international offices recorded increases in net premiums written, led by London and TRZ. International net premiums written increased significantly in auto liability and professional liability lines. These increases were partially offset by significant decreases in aviation and accident and health lines. International business represented 46.8% of 2001 net premiums written compared to 49.0% in 2000.

    Of the total increase in net premiums written in 2000 compared to 1999, domestic net premiums written increased by $94.9 million, or 12.6%, to $845.5 million, with significant increases recorded in certain specialty casualty classes (particularly accident and health and medical malpractice lines) and in aviation and property catastrophe excess-of-loss lines.

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

    Generally, reasons for increases in gross premiums written between years are similar to those for net premiums written. Ceded premiums written and earned for 2001 increased over 2000. A significant portion of the increases resulted from certain domestic contracts in the specialty casualty area wherein a substantial portion of premiums assumed under those agreements were retroceded to non-affiliates. The ceded premiums written increase also resulted from the higher cost of reinsurance protection as well as certain additional coverages purchased. The increase in ceded premiums written and earned in 2000 compared to 1999 was generally proportional to the increase in gross premiums written in 2000 versus 1999.

    As further discussed in Notes 12 and 14 of Notes to Consolidated Financial Statements, TRH transacts a significant amount of business assumed and ceded with AIG Group companies. TRH either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions.

    The increase in net premiums earned in each of 2001 and 2000 compared to the respective prior year amounts resulted primarily from the growth in net premiums written in both years.

    Net investment income increased in 2001 compared to 2000 due to an increase in income from equities and in other interest income, offset, in part, by a reduction in interest income from fixed maturities, due principally to lower interest rates on fixed maturities purchased compared to interest rates on fixed maturities sold or matured. Net investment income grew in 2000 compared to 1999 due to an increase in investment income from other invested assets offset largely by a decrease from fixed maturities, and a reduction in investment expenses. The growth in net investment income in 2000 versus 1999 was adversely affected by the impact of negative operating cash flow in the first two quarters of 2000, caused largely by the high level of paid losses in that year (see discussion of operating cash flow under Financial Condition and Liquidity) and the negative impact of foreign exchange related to certain of our international locations. (See Note 3 of Notes to Consolidated Financial Statements.)

    The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results, and does not include income from investments. Generally, a combined ratio under 100 indicates an underwriting profit and a combined ratio exceeding 100 indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors.

    The following table sets forth TRH's combined ratios and the components thereof for the years indicated:

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                        --------------------
                                                        2001    2000   1999
                                                        ----    ----   ----
Loss and loss adjustment expense ratio................   87.2   73.4    77.4
Underwriting expense ratio............................   27.7   26.5    27.8
Combined ratio........................................  114.9   99.9   105.2

    TRH's 2001 results included net pre-tax catastrophe losses of $215 million ($200 million of which represents the estimated cost of the September 11th attacks) and a net pre-tax loss of $60 million for the estimated reinsurance exposure related to Enron Corporation, which together added 15.4 to each of the loss and loss adjustment expense ratio and combined ratio.

    In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $35.7 million. Significant adverse development was recorded in 2001 on losses occurring in 1994 through 1998 in medical malpractice, 1997 through 2000 in auto liability, 1998 and 1999 in accident and health and 2000 in the fire line. These increases to incurred losses were partially offset by favorable development in 2001 on losses occurring primarily from 1990 through 1996 and 1999 through 2000 in the other liability line.

    2000 catastrophe losses had an immaterial impact on that year's results. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $14.4 million in 2000. In particular, significant adverse development was recorded in 2000 on losses occurring in 1998 and 1999 in fire and allied lines. These increases to incurred losses were partially offset by favorable development in 2000 on losses occurring primarily in 1994 through 1999 in the other liability line.

    TRH's 1999 results included net pre-tax catastrophe losses of $85 million, which added 5.7 to each of the loss and loss adjustment expense ratio and combined ratio. More than one-half of those losses were from European storms occurring late in the year. Two of those storms, Lothar and Martin, occurred within a day of each other in late December and caused extensive property damage in Western Europe, most severely in France. These two storms collectively are considered among the worst natural catastrophes ever to strike France.

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

    While TRH believes that it has taken appropriate steps to control its exposure to possible future catastrophe losses, the occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses could have a material adverse effect on TRH's results of operations, liquidity or financial position. Current techniques and models may not accurately predict the probability of catastrophic events in the future and the extent of the resulting losses. Moreover, one or more catastrophe losses could weaken TRH's retrocessionnaires and result in an inability of TRH to collect reinsurance recoverables.

    The underwriting expense ratio, which represents the sum of net commissions and other operating expenses expressed as a percentage of net premiums written, increased in 2001 compared to 2000 due principally to an increase in the commission ratio. This increase was caused, in large part, by a slight shift in the mix of business between years, including an increase in 2001 of ceded excess-of-loss premiums which have minimal ceding commissions. The underwriting expense ratio decreased in 2000 compared to 1999 due principally to a decrease in the commission ratio, caused, in large part, by a slight shift in the mix of business between years.

    Other deductions generally include currency transaction gains and losses and other miscellaneous income and expense items.

    Pre-tax realized net capital (losses) gains on the disposition of investments totaled ($0.2) million in 2001, $33.1 million in 2000 and $82.8 million in 1999. The reduction in realized net capital gains in 2001 compared to 2000 was consistent with our overall asset management strategy to maximize after-tax income. The high levels of realized net capital gains in 1999 as compared to 2000 was caused by the redeployment of a portion of the equity portfolio in early 1999 generally into fixed income investments.

    (Loss) income before income taxes was ($34.1) million in 2001, $268.0 million in 2000 and $236.1 million in 1999. The decrease in income before income taxes in 2001 resulted principally from a high level of catastrophe losses, the loss due to reinsurance exposure related to Enron Corporation and a change from realized net capital gains in 2000 to realized net capital losses in 2001. The increase in income before income taxes in 2000 over 1999 was primarily due to the absence of significant catastrophe losses occurring in 2000, partially offset by a decrease in realized net capital gains as compared to 1999.

    A federal and foreign income tax benefit of $53.0 million was recorded in 2001, compared to federal and foreign income tax expense of $56.3 million in 2000 and $48.7 million in 1999. The Company and its domestic subsidiaries, TRC and Putnam, filed consolidated federal income tax returns for the years under discussion, except those for 2001 which are not yet due. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will include as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S.

income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

    The effective tax rates were 155.4% in 2001, 21.0% in 2000 and 20.6% in 1999. With respect to the effective tax rate in 2001 as compared to the prior years, the adjustments reconciling the 'expected' tax benefit to the actual tax benefit (as detailed in Note 4 of Notes to Consolidated Financial Statements) are similar in terms of their nature and size when compared to prior years. However, the tax benefit, which exceeds the amount of pre-tax loss in 2001, results from TRH carrying its current year tax net operating loss back to prior years ($17.7 million current tax benefit and a component of federal income tax recoverable on the balance sheet) and recording a deferred tax benefit (included on the balance sheet as a deferred income tax asset) of $19.6 million for a minimum tax credit carryforward which, by law, may be carried forward indefinitely. The effective tax rate in 2000 increased slightly compared to 1999.

    Net income and net income per common share on a diluted basis, respectively, were as follows: 2001 -- $18.9 million, $0.36; 2000 -- $211.6 million, $4.03;
1999 -- $187.4 million, $3.58. Reasons for the changes between years are as discussed earlier. Per share amounts have been retroactively adjusted, as appropriate, to reflect the 3-for-2 common stock split paid in July 2001. (See
Note 7 of Notes to Consolidated Financial Statements.)

    In 2001, 2000 and 1999, the after-tax charges included in net income for catastrophe losses were $139.8 million (including $130 million related to September 11), nil and $55.3 million, respectively. Net income in 2001 also includes an after-tax charge of $39 million for the estimated reinsurance exposure related to Enron Corporation. After-tax net realized capital (losses) gains included in net income amounted to ($0.2) million in 2001, $21.5 million in 2000 and $53.8 million in 1999.

    SEGMENT RESULTS

    (a) DOMESTIC:

    2001 compared to 2000 -- Domestic revenues were higher in 2001 due to increased net premiums written, as discussed earlier in the Operational Review, offset, in part, by a greater increase in net unearned premiums and a reduction in realized net capital gains in 2001 as compared to 2000. The greater increase in net unearned premiums in 2001 was due, in large part, to increased net premiums written volume in the 2001 period, differences in earnings patterns related to variances in the inception dates of business assumed and the mix of business between pro rata and excess-of-loss between periods. The difference between the loss before income taxes in 2001 compared to the income before income taxes in 2000 was primarily due to a $115 million increase in net pre-tax catastrophe losses (including $100 million related to September 11), a net pre-tax loss of $60 million from estimated reinsurance exposure related to Enron Corporation, a reduction of pre-tax realized net capital gains of $29.4 million and an increase in net acquisition costs -- all in 2001 as compared to 2000.

    Segment assets in 2001 significantly exceeded the 2000 amount due to the short-term investment of funds received under securities loan agreements, an increase in bonds available for sale (see Accounting Standards (a) below discussing change in classification of certain bonds) and an increase in reinsurance recoverable on paid and unpaid losses and loss adjustment expenses, related principally to 2001 catastrophe losses.

    2000 compared to 1999 -- Domestic revenues were slightly higher in 2000 compared to 1999 primarily due to a significant increase in net premiums written, as discussed earlier in the Operational Review, offset, in large part, by a significant decrease in realized net capital gains. Income before income taxes declined in 2000 compared to 1999 due to a reduction in realized net capital gains offset, in part, by improved underwriting performance (principally due to an improved loss ratio) in 2000 versus 1999.

    (b) INTERNATIONAL -- EUROPE (LONDON AND PARIS BRANCHES AND TRZ):

    2001 compared to 2000 -- Revenues were higher in 2001 compared to 2000 due principally to increases in net premiums written in London and TRZ related, in large part, to auto liability lines. The difference between the loss before income taxes in 2001 compared to income before income taxes in 2000 was primarily due to $100 million of net pre-tax catastrophe losses related to September 11 incurred primarily through the London market and increased acquisition costs, offset, in part, by improved experience in other loss activity.

    Segment assets in 2001 significantly exceeded the 2000 amount due to the short-term investment of funds received under securities loan agreements, an increase in bonds available for sale, and an increase in reinsurance recoverable on paid and unpaid losses and loss adjustment expenses, related principally to 2001 catastrophe losses from the London market related to September 11.

    2000 compared to 1999 -- Revenues were higher in 2000 compared to 1999 due principally to increases in net premiums written, principally in London and TRZ. Income before income taxes increased in 2000 compared to 1999 due to significant catastrophe loss activity recorded in Europe in 1999, due, in large part, to the European storms, partially offset by adverse development recorded in 2000 on losses occurring prior to 2000 in fire and allied lines.

    (c) INTERNATIONAL -- OTHER (MIAMI (SERVING LATIN AMERICA AND THE CARIBBEAN), TORONTO, HONG KONG AND TOKYO BRANCHES):

    2001 compared to 2000 -- Revenues in 2001 were slightly lower than in 2000 principally as a result of a reduction in realized net capital gains. The difference between loss before income taxes recorded in 2001 and income before income taxes recorded in 2000 was due, in large part, to increased loss activity in the Latin American region and in Asia, other than Japan.

    2000 compared to 1999 -- Revenues increased primarily due to a significant difference in the change in unearned premium reserve between years, and to a lesser extent, an increase in net premiums written. The difference between income before income taxes in 2000 versus loss before income taxes in 1999 was caused by a significant improvement in underwriting results in 2000 versus 1999.

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 13 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) In 2001 and 2000, the Company received cash dividends from TRC of $26.4 million and $18.1 million, respectively. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

    At December 31, 2001, total investments and cash were $5,004.4 million compared to $4,391.2 million at December 31, 2000. The increase was caused, in large part, by $408.3 million of cash flows from financing activities (principally net funds received as collateral under securities loan agreements less cash dividends paid to stockholders) and $242.1 million of cash provided by operating activities. A liability equal to the net funds received under securities loan agreements was recorded to reflect the obligation to return such funds to the borrowers of securities under such agreements.

    For 2001, TRH's operating cash flow of $242.1 million significantly exceeded the comparable 2000 amount of -$14.9 million. The increase was caused principally by a significant increase in net premiums written, net of commissions, a reduction in paid losses, due, in part, to a reduction in payments of previously reserved claims, including net catastrophe losses, and a reduction in taxes paid, in 2001 versus 2000. TRH's business mix continues to shift towards lines with shorter payment patterns.

    As a result of an immaterial amount of 2001 catastrophe losses being paid in 2001, future years (2002 and 2003, most significantly) are expected to include net payments for those losses as well as for losses from reinsurance exposure related to Enron Corporation.

    For 2000, TRH's operating cash flow was modestly negative, a substantial reduction from the positive amount reported in 1999. The reduction in cash flow was caused largely by a significant increase in paid losses offset partially by increased net premiums written, net of commissions. Paid loss levels in 2000 were significantly elevated due to payments related to previously reserved claims, including 1999 catastrophe losses, an increase in premium volume and the continued shift in the business mix towards lines with shorter payment patterns.

    A portion of consolidated operating cash flow, namely, $138.6 million, -$5.0 million and $104.6 million, was derived from international operations in 2001, 2000 and 1999, respectively.

    TRH believes that its balance of cash and cash equivalents of $124.2 million as of December 31, 2001 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2002 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    If paid losses accelerated significantly beyond TRH's ability to fund such paid losses from current operating cash flows, TRH would be compelled to liquidate a portion of its investment portfolio and/or arrange for financing. Such events that may cause such a liquidity strain could be the result of several catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold in a depressed marketplace and/or reinsurance recoverable on such paid losses became uncollectible.

    TRH's fixed maturity investments, approximately 74.9% of total investments as of December 31, 2001, are predominantly investment grade, liquid securities, approximately 48% of which will mature in less than 10 years. Also as of that date, approximately 11.1% of total investments were in common and nonredeemable preferred stocks, approximately 5.1% of total investments were in other invested assets, including investments in partnerships, approximately 8.8% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.1% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2002 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    Fixed maturities are carried at amortized cost when it is TRH's positive intent to hold the securities to maturity and TRH has the ability to do so. As of December 31, 2000, 27% of the bond portfolio was classified as held-to-maturity and the balance of the bond portfolio was classified as available-for-sale and carried at market value. During the first quarter of 2001, TRH transferred all of the bonds in its held-to-maturity classification to the bonds available-for-sale classification to enhance TRH's flexibility with respect to future portfolio management. (See discussion below of change in classification of certain bonds under Accounting Standards (a)). As of December 31, 2001, the entire bond portfolio was classified as available for sale.

    Most activity within the bonds available for sale portfolio for the years under discussion represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., bonds and common stocks available for sale) from its portfolio were loaned to third parties (see Note 2(b) of Notes to Consolidated Financial Statements). The market values of bonds and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $385.5 million and $37.2 million, respectively, as of December 31, 2001.

    Gross unrealized gains and losses on bonds available for sale as of December 31, 2001 amounted to $124.0 million and $21.0 million, respectively.

    As of December 31, 2001, 94.7% of the bond portfolio was rated Aaa or Aa, an additional 3.6% was also rated investment grade or better, 1.5% was rated below investment grade and 0.2% was not rated. Also, as of December 31, 2001, TRH had no derivative instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

    At December 31, 2001, reserves for unpaid losses and loss adjustment expenses totaled $3.75 billion, an increase of $670.4 million, or 21.8%, as compared to the prior year. The increase in reserves was largely due to the occurrence of catastrophe losses (including approximately $500 million (before reinsurance) from the terrorist attacks of September 11) and to the loss provision for the estimated reinsurance exposure related to Enron Corporation. Also at December 31, 2001, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $825.7 million, an increase of $376.5 million, or 83.8%, from the prior year. This increase was due, in large part, to reinsurance recoverable of approximately $300 million related to September 11. Of the total reinsurance recoverable on paid and unpaid losses and loss adjustment expenses, 95% of the unsecured balance was due from companies rated A or better. (See Note 14 of Notes to Consolidated Financial Statements.)

    TRH's operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates.

    Measuring potential losses in fair values is a major focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR). VaR is a summary statistical measure that uses changes in historical interest rates, equity prices and foreign currency exchange rates to calculate the maximum loss that could occur over a defined period of time given a certain probability.

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

    TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for 2001 and as of December 31, 2000 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

    The following table presents the VaR on a combined basis and of each component of market risk for 2001 and as of December 31, 2000. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

                                                             2001                   2000
                                               --------------------------------   --------
MARKET RISK                                    YEAR-END   AVERAGE   HIGH   LOW    YEAR-END
-----------                                    --------   -------   ----   ---    --------
(in millions)
Combined.....................................    $111       $96     $111   $80      $80
Interest rate................................      99        82       99    66       66
Equity.......................................      55        53       55    51       51
Currency.....................................       3         3        4     3        4

    TRH's stockholders' equity totaled $1.85 billion at December 31, 2001, a decrease of $10.4 million from year-end 2000. The net decrease consisted principally of decreases from cash dividends declared of $19.8 million, a reduction of accumulated other comprehensive income of $9.2 million, and a reduction of $4.4 million for the cost of acquiring 64,200 shares of treasury stock for general corporate purposes, partially offset by an increase from 2001 net income of $18.9 million.

    The decrease in accumulated other comprehensive income mentioned above consisted principally of the following: net unrealized depreciation of equities, net of income tax, of $27.2 million, caused principally by a general weakening of the U.S. economy during the year, which was exacerbated by the terrorist attacks of September 11; net unrealized appreciation of bonds available for sale, net of income tax, of $3.6 million; net unrealized currency translation loss, net of income tax, of $17.7 million, caused by a strengthening of the U.S. dollar, particularly against certain European currencies; partially offset by an increase from the cumulative effect of an accounting change, net of income taxes, of $32.4 million, resulting from the transfer of bonds held to maturity to the bonds available for sale classification. (See discussion of change in classification of certain bonds in the section below on Accounting Standards(a).)

    Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the market value of bonds and equities available for sale. Market values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

    Risk-based capital (RBC) standards, promulgated by the National Association of Insurance Commissioners (NAIC), relate an individual company's statutory policyholders' surplus to the risk inherent in its overall operations and sets thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 2001, the statutory surpluses of TRC and Putnam each significantly exceeded the level of surplus required under RBC requirements for regulatory attention.

    With respect to commitments and contingent liabilities, see Note 16 of Notes to Consolidated Financial Statements.

ACCOUNTING STANDARDS

    (a) ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 133 AND CHANGE IN CLASSIFICATION OF CERTAIN BONDS:

    SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' issued by the Financial Accounting Standards Board (FASB) in June 1998, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with the standard, TRH adopted its provisions on January 1, 2001 with no resulting effect on net income or cash flows.

    In accordance with the transition provisions of SFAS No. 133, as amended, in 2001, TRH transferred all of its bonds in the held-to-maturity classification (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the bonds available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) has been recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive Income and the Consolidated Statement of Stockholders' Equity for the 2001 period. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold bonds acquired in the future to their maturity.

    (b) OTHER ACCOUNTING STANDARDS:

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, 'Revenue Recognition in Financial Statements.' SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In accordance with the bulletin and subsequent guidance that deferred the implementation date, TRH adopted SAB 101 in the fourth quarter of 2000. With respect to results of operations, financial position and cash flows, SAB 101 did not have a material impact in 2001 nor 2000 and is not expected to have a material impact thereafter.

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

    SFAS No. 142, 'Goodwill and Other Intangible Assets,' was issued by the FASB in June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, 'Intangible Assets.' The new standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Among other things, goodwill and some intangible assets will no longer be amortized, but will be subject to impairment tests at least annually. In accordance with the statement, TRH will implement SFAS No. 142 on January 1, 2002. Management believes that the implementation of this standard will not have a material effect on TRH's results of operations, financial position or cash flows.

OTHER MATTERS

    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification) as primary guidance on statutory accounting effective January 1, 2001. The Codification provides guidance for areas where previously statutory accounting had been silent and changes current statutory accounting in some areas. The New York Insurance Department (the state of domicile of TRC and Putnam) adopted most of the Codification guidance for implementation on January 1, 2001, but did not adopt several key provisions including those on deferred income taxes. The cumulative effect of the implementation of Codification guidance (as adopted by the New York Insurance Department) on the statutory surplus of TRC and Putnam as of January 1, 2001 was not material. In addition, the Codification guidance is not expected to have a material effect on future statutory net income, financial position or cash flows.

    As one or both of TRC and Putnam is also licensed, accredited or otherwise permitted to serve as a reinsurer in all states and the District of Columbia in the United States, they are required to disclose the differences between implementing Codification guidance on a New York State basis and Codification guidance adopted by the NAIC in a footnote to their statutory filings. Statutory surplus of both TRC and Putnam as reported on an NAIC basis exceeded statutory surplus reported to the New York Insurance Department as of December 31, 2001 and 2000, principally as a result of the recognition of certain deferred tax assets on an NAIC basis. The difference in statutory net income between such bases in 2001 was not material and is not expected to be material in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   33
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   34
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................   35
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............   36
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................   37
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2001, 2000 and 1999..............   38
Notes to Consolidated Financial Statements..................   39

Schedules:

      I -- Summary of Investments -- Other than Investments in
           Related Parties as of December 31, 2001...................  S-1
     II -- Condensed Financial Information of Registrant as of
           December 31, 2001 and 2000 and for the years ended
           December 31, 2001, 2000 and 1999..........................  S-2
    III -- Supplementary Insurance Information as of December 31,
           2001, 2000 and 1999 and for the years then ended..........  S-5
     IV -- Reinsurance for the years ended December 31, 2001, 2000 and 1999..................................................  S-6
     VI -- Supplementary Information Concerning Property/Casualty
           Insurance Operations as of December 31, 2001, 2000 and
           1999 and for the years then ended.........................  S-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of TRANSATLANTIC HOLDINGS, INC.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133 'Accounting for Derivative Instruments and Hedging Activities' in 2001.

                                          /s/ PricewaterhouseCoopers LLP

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
February 5, 2002

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                                                                 2001         2000
                                                                 ----         ----
                                                               (in thousands, except
                                                                    share data)
                           ASSETS
Investments and cash:
    Fixed maturities:
        Bonds held to maturity, at amortized cost (market value:
          2000 -- $982,115).................................  $       --   $  932,260
        Bonds available for sale, at market value (amortized
          cost: 2001 -- $3,550,914; 2000 -- $2,447,871) (bonds
          pledged, at market value: 2001 -- $385,542).......   3,653,941    2,495,580
    Equities:
        Common stocks available for sale, at market value
          (cost: 2001 -- $496,407; 2000 -- $486,257) (common
          stocks pledged, at market value: 2001 -- $37,239).     512,631      545,725
        Nonredeemable preferred stocks available for sale,
          at market value (cost: 2001 -- $30,589;
          2000 -- $28,569)..................................      30,050       26,695
    Other invested assets...................................     248,275      233,629
    Short-term investment of funds received under securities
      loan agreements.......................................     432,758           --
    Short-term investments, at cost which approximates
      market value..........................................       2,562       28,091
    Cash and cash equivalents...............................     124,214      129,246
                                                              ----------   ----------
            Total investments and cash......................   5,004,431    4,391,226
Accrued investment income...................................      66,850       69,051
Premium balances receivable, net............................     379,778      234,668
Reinsurance recoverable on paid and unpaid losses and loss
  adjustment expenses:
    Affiliates..............................................     253,919      261,097
    Other...................................................     620,519      282,736
Deferred acquisition costs..................................     101,146       76,623
Prepaid reinsurance premiums................................      51,226       30,160
Federal income tax recoverable..............................      43,178           --
Deferred income taxes.......................................     184,982      144,121
Other assets................................................      35,274       32,990
                                                              ----------   ----------
            Total assets....................................  $6,741,303   $5,522,672
                                                              ----------   ----------
                                                              ----------   ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses..................  $3,747,583   $3,077,162
Unearned premiums...........................................     553,734      418,621
Reinsurance balances payable................................      84,815       70,582
Payable under securities loan agreements....................     432,758           --
Other liabilities...........................................      76,403       99,942
                                                              ----------   ----------
            Total liabilities...............................   4,895,293    3,666,307
                                                              ----------   ----------
Preferred Stock, $1.00 par value; shares authorized:
  5,000,000.................................................          --           --
Common Stock, $1.00 par value; shares authorized:
  100,000,000; shares issued: 2001 -- 53,119,945;
  2000 -- 35,573,608........................................      53,120       35,574
Additional paid-in capital..................................     189,243      202,593
Accumulated other comprehensive income......................      27,603       36,773
Retained earnings...........................................   1,590,487    1,591,425
Treasury Stock, at cost; 2001 -- 864,200; 2000 -- 800,000
  shares of common stock....................................     (14,443)     (10,000)
                                                              ----------   ----------
            Total stockholders' equity......................   1,846,010    1,856,365
                                                              ----------   ----------
            Total liabilities and stockholders' equity......  $6,741,303   $5,522,672
                                                              ----------   ----------
                                                              ----------   ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              2001          2000          1999
                                                              ----          ----          ----
                                                            (in thousands, except per share data)
Revenues:
    Net premiums written.................................  $1,905,647    $1,658,579    $1,498,524
    Increase in net unearned premiums....................    (115,308)      (27,043)      (13,890)
                                                           ----------    ----------    ----------
    Net premiums earned..................................   1,790,339     1,631,536     1,484,634
    Net investment income................................     240,083       234,485       230,739
    Realized net capital (losses) gains..................        (240)       33,098        82,793
                                                           ----------    ----------    ----------
                                                            2,030,182     1,899,119     1,798,166
                                                           ----------    ----------    ----------
Expenses:
    Net losses and loss adjustment expenses..............   1,561,529     1,196,896     1,148,817
    Net commissions......................................     474,899       387,830       365,929
    Other operating expenses.............................      52,063        51,930        50,629
    Increase in deferred acquisition costs...............     (24,523)       (5,601)       (3,444)
                                                           ----------    ----------    ----------
                                                            2,063,968     1,631,055     1,561,931
                                                           ----------    ----------    ----------
Operating (loss) income..................................     (33,786)      268,064       236,235
Other deductions.........................................        (321)          (82)         (138)
                                                           ----------    ----------    ----------
(Loss) income before income taxes........................     (34,107)      267,982       236,097
                                                           ----------    ----------    ----------
Income taxes (benefits):
    Current..............................................     (17,089)       56,112        56,261
    Deferred.............................................     (35,910)          232        (7,526)
                                                           ----------    ----------    ----------
                                                              (52,999)       56,344        48,735
                                                           ----------    ----------    ----------
Net income...............................................  $   18,892    $  211,638    $  187,362
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

Net income per common share:
    Basic................................................  $     0.36    $     4.06    $     3.60
    Diluted..............................................        0.36          4.03          3.58

Weighted average common shares outstanding:
    Basic................................................      52,224        52,127        52,056
    Diluted..............................................      52,736        52,475        52,324

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              2001          2000          1999
                                                              ----          ----          ----
                                                            (in thousands, except per share data)
Common Stock:
    Balance, beginning of year...........................  $   35,574    $   35,528    $   35,467
    Stock split effected as a dividend...................      17,421            --            --
    Issued under stock option and purchase plans.........         125            46            61
                                                           ----------    ----------    ----------
        Balance, end of year.............................      53,120        35,574        35,528
                                                           ----------    ----------    ----------
Additional paid-in capital:
    Balance, beginning of year...........................     202,593       200,567       198,425
    Stock split effected as a dividend...................     (17,544)           --            --
    Excess of proceeds over par value of common stock
      issued under stock option and purchase plans.......       4,194         2,026         2,142
                                                           ----------    ----------    ----------
        Balance, end of year.............................     189,243       202,593       200,567
                                                           ----------    ----------    ----------
Accumulated other comprehensive income:
    Balance, beginning of year...........................      36,773        18,212       158,552
    Cumulative effect of an accounting change, net of
      income tax effect..................................      32,406            --            --
    Other net change for year............................     (63,964)       28,555      (215,906)
    Income tax effect on other net change................      22,388        (9,994)       75,566
                                                           ----------    ----------    ----------
        Balance, end of year.............................      27,603        36,773        18,212
                                                           ----------    ----------    ----------
Retained earnings:
    Balance, beginning of year...........................   1,591,425     1,398,210     1,227,695
    Net income...........................................      18,892       211,638       187,362
    Cash dividends declared (per common share:
      2001 -- $0.38; 2000 -- $0.35; 1999 -- $0.32).......     (19,830)      (18,423)      (16,847)
                                                           ----------    ----------    ----------
        Balance, end of year.............................   1,590,487     1,591,425     1,398,210
                                                           ----------    ----------    ----------
Treasury Stock:
    Balance, beginning of year...........................     (10,000)      (10,000)      (10,000)
    Acquisition of treasury stock........................      (4,443)           --            --
                                                           ----------    ----------    ----------
        Balance, end of year.............................     (14,443)      (10,000)      (10,000)
                                                           ----------    ----------    ----------
Total stockholders' equity...............................  $1,846,010    $1,856,365    $1,642,517
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001        2000       1999
                                                                ----        ----       ----
                                                                      (in thousands)
Cash flows from operating activities:
    Net income..............................................  $  18,892   $211,638   $187,362
                                                              ---------   --------   --------
    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
        Changes in unpaid losses and loss adjustment
          expenses, unearned premiums and prepaid
          reinsurance premiums..............................    784,468   (204,903)   198,432
        Changes in premium and reinsurance balances
          receivable and payable, net.......................   (456,663)       124    (98,752)
        Change in deferred acquisition costs................    (24,523)    (5,601)    (3,444)
        Change in accrued investment income.................      2,201      4,527     (8,075)
        Realized net capital losses (gains).................        240    (33,098)   (82,793)
        Changes in current and deferred income taxes........    (80,916)     7,385    (13,176)
        Change in net unrealized currency translation
          adjustment........................................     (2,608)    20,625      2,343
        Changes in other assets and liabilities, net........      2,297    (15,159)     7,662
        Other, net..........................................     (1,278)      (468)     4,223
                                                              ---------   --------   --------
            Total adjustments...............................    223,218   (226,568)     6,420
                                                              ---------   --------   --------
            Net cash provided by (used in) operating
              activities....................................    242,110    (14,930)   193,782
                                                              ---------   --------   --------
Cash flows from investing activities:
    Proceeds of bonds available for sale sold...............    315,588    299,906    436,127
    Proceeds of bonds held to maturity redeemed or
      matured...............................................         --    148,829     78,936
    Proceeds of bonds available for sale redeemed or
      matured...............................................    278,857    421,894    238,616
    Proceeds of equities sold...............................    798,727    690,300    473,690
    Purchase of bonds held to maturity......................         --    (16,675)   (15,051)
    Purchase of bonds available for sale....................   (786,623)  (763,498)  (867,036)
    Purchase of equities....................................   (812,998)  (678,556)  (439,123)
    Net purchase of other invested assets...................    (14,862)   (63,040)   (45,217)
    Net purchase of short-term investment with funds
      received under securities loan agreements.............   (432,758)        --         --
    Net sale (purchase) of short-term investments...........     23,928    (21,599)    23,270
    Change in other liabilities for securities in course of
      settlement............................................    (26,304)    62,521       (527)
    Other, net..............................................      1,744     (7,327)    (7,130)
                                                              ---------   --------   --------
            Net cash (used in) provided by investing
              activities....................................   (654,701)    72,755   (123,445)
                                                              ---------   --------   --------
Cash flows from financing activities:
    Net disbursements from reinsurance deposits.............     (4,819)    (8,264)   (26,886)
    Net funds received under securities loan agreements.....    432,758         --         --
    Dividends to stockholders...............................    (19,554)   (18,072)   (16,312)
    Proceeds from common stock issued.......................      4,319      2,072      2,203
    Acquisition of treasury stock...........................     (4,443)        --         --
                                                              ---------   --------   --------
            Net cash provided by (used in) financing
              activities....................................    408,261    (24,264)   (40,995)
                                                              ---------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (702)    (8,332)     4,086
                                                              ---------   --------   --------
            Change in cash and cash equivalents.............     (5,032)    25,229     33,428
Cash and cash equivalents, beginning of year................    129,246    104,017     70,589
                                                              ---------   --------   --------
            Cash and cash equivalents, end of year..........  $ 124,214   $129,246   $104,017
                                                              ---------   --------   --------
                                                              ---------   --------   --------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001       2000       1999
                                                                ----       ----       ----
                                                                      (in thousands)
Net income..................................................  $ 18,892   $211,638   $187,362
                                                              --------   --------   --------

Other comprehensive (loss) income:
    Net unrealized (depreciation) appreciation of
      investments:
        Net unrealized holding (losses) gains arising during
          period............................................   (36,904)    89,168   (107,284)
        Related income tax effect...........................    12,917    (31,209)    37,548
        Reclassification adjustment for losses (gains)
          included in net income............................       240    (33,098)   (82,793)
        Related income tax effect...........................       (84)    11,584     28,978
                                                              --------   --------   --------
                                                               (23,831)    36,445   (123,551)
                                                              --------   --------   --------
    Net unrealized currency translation loss................   (27,300)   (27,515)   (25,829)
    Related income tax effect...............................     9,555      9,631      9,040
                                                              --------   --------   --------
                                                               (17,745)   (17,884)   (16,789)
                                                              --------   --------   --------
    Cumulative effect of an accounting change, net of
      related income tax effect.............................    32,406         --         --
                                                              --------   --------   --------
Other comprehensive (loss) income...........................    (9,170)    18,561   (140,340)
                                                              --------   --------   --------
Comprehensive income........................................  $  9,722   $230,199   $ 47,022
                                                              --------   --------   --------
                                                              --------   --------   --------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

    Transatlantic Holdings, Inc. (the 'Company') is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company (TRC). TRC owns all of the common stock of Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam). As of
December 31, 2001, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) beneficially owned approximately 60% of the Company's outstanding shares.

    Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are auto liability (including nonstandard risks), other liability (including directors' and officers' liability and other professional liability), medical malpractice, marine and aviation, accident and health and surety, credit and financial guaranty in the casualty lines, and fire, homeowners and allied lines in the property lines (which include property catastrophe risks). Casualty lines represented 79.2%, 76.7% and 74.8% of net premiums written in 2001, 2000 and 1999, respectively. The balance represented property lines.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to conform prior years' presentations with 2001.

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

    (b) INVESTMENTS: Bonds are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. The balance of TRH's bonds are classified as available-for-sale and carried at market value. As of December 31, 2001, however, all of TRH's bonds are classified as available-for-sale. (See discussion on Adoption of Statement of Financial Accounting Standards (SFAS) No. 133 and Change in Classification of Certain Bonds in Note 2(j).) Common and nonredeemable preferred stocks are carried principally at market value. Market values for fixed maturity securities and equities are generally based upon quoted market prices. For certain fixed maturity securities, for which market prices were not readily available, market values were estimated using values obtained from independent pricing services. Other invested assets consist of investments in partnerships, a short duration bond fund managed by an AIG subsidiary and other investments which are carried primarily at market value. Short-term investments are carried at cost, which approximates market value.

    In 2001, TRH engaged in securities lending transactions whereby certain securities (i.e., bonds and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security. Such funds are held in a pooled account of the lending agent in these transactions (an AIG subsidiary) and are carried as an investment on the balance sheet (at cost, which approximates market value) in accordance with SFAS No. 140, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125.' A liability is recorded in an amount equal to the collateral received to recognize TRH's obligation to return such funds when the

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) related loaned securities are returned. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as such value fluctuates. Fees received net of fees paid related to these transactions are recorded in net investment income.

    Realized gains or losses on the sale of investments are determined on the basis of specific identification. Changes in unrealized appreciation (depreciation) of bonds available for sale, equity investments and other invested assets are charged or credited, net of deferred income taxes, directly to accumulated other comprehensive income (see Note 9), a component of stockholders' equity. Investment income is recorded as earned. Amortization of bond premium and the accrual of bond discount are charged or credited to net investment income.

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

    Unpaid losses and loss adjustment expenses include certain amounts for the reinsurance of risks related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 2001 for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

    Additionally, loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts resulting from the September 11th terrorist attacks which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period of claims due to respiratory disorders and stress.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (g) DEFERRED INCOME TAXES: Deferred income taxes are provided for the expected tax effect of temporary differences between the amounts of assets and liabilities used for financial reporting purposes and the amounts used in tax returns.

    (h) REINSURANCE DEPOSITS: Amounts received pursuant to reinsurance contracts that are not expected to indemnify the ceding company against loss or liability are recorded as deposits and included in 'reinsurance balances payable' on the Consolidated Balance Sheets. These deposits are treated as financing transactions and are credited with interest according to contract terms.

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

    (j) ACCOUNTING STANDARDS:

    (i) Adoption of SFAS No. 133 and Change in Classification of Certain Bonds:

    SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' issued by the Financial Accounting Standards Board (FASB) in June 1998, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with the standard, TRH adopted its provisions on January 1, 2001 with no resulting effect on net income or cash flows.

    In accordance with the transition provisions of SFAS No. 133, as amended, in 2001, TRH transferred all of its bonds in the held-to-maturity classification (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the bonds available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) has been recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive Income and the Consolidated Statement of Stockholders' Equity for the 2001 period. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold bonds acquired in the future to their maturity.

    (ii) Other Accounting Standards:

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, 'Revenue Recognition in Financial Statements.' SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In accordance with the bulletin and subsequent guidance that deferred the implementation date, TRH adopted SAB 101 in the fourth quarter of 2000. With respect to results of operations, financial position and cash flows, SAB 101 did not have a material impact in 2001 nor 2000 and is not expected to have a material impact thereafter.

    In September 2000, the FASB issued SFAS No. 140, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125.' SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, the recognition and measurement of servicing assets and liabilities and the extinguishment of liabilities. This statement is effective for the recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) after December 15, 2000. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively with certain exceptions. Adoption of the new requirements on their effective dates has not had and is not expected to have a material impact on TRH's results of operations, financial position or cash flows.

    SFAS No. 142, 'Goodwill and Other Intangible Assets,' was issued by the FASB in June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, 'Intangible Assets.' The new standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Among other things, goodwill and some intangible assets will no longer be amortized, but will be subject to impairment tests at least annually. In accordance with the statement, TRH will implement SFAS No. 142 on January 1, 2002. Management believes that the implementation of this standard will not have a material effect on TRH's results of operations, financial position or cash flows.

3. INVESTMENTS

    (a) STATUTORY DEPOSITS: Investments, the substantial majority of which are bonds and common stocks available for sale, were deposited with governmental authorities as required by law and amounted to approximately $113,000,000 and $118,000,000 at December 31, 2001 and 2000, respectively.

    (b) NET INVESTMENT INCOME: An analysis of net investment income of TRH follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
                                                                      (in thousands)
Fixed maturities............................................  $200,955   $207,569   $213,086
Equities....................................................    18,703      9,988     11,163
Other.......................................................    26,008     22,039     14,820
                                                              --------   --------   --------
    Total investment income.................................   245,666    239,596    239,069
Investment expenses.........................................    (5,583)    (5,111)    (8,330)
                                                              --------   --------   --------
    Net investment income...................................  $240,083   $234,485   $230,739
                                                              --------   --------   --------
                                                              --------   --------   --------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)

    (c) INVESTMENT GAINS AND LOSSES: Realized net capital (losses) gains and the change in net unrealized (depreciation) appreciation of investments are summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
                                                                      (in thousands)
Realized net capital (losses) gains on sale of investments:
    Fixed maturities........................................  $   (803)  $(33,573)  $  (3,679)
    Equities................................................      (258)    66,879      87,404
    Other...................................................       821       (208)       (932)
                                                              --------   --------   ---------
        Totals..............................................  $   (240)  $ 33,098   $  82,793
                                                              --------   --------   ---------
                                                              --------   --------   ---------
Change in net unrealized (depreciation) appreciation of
  investments:(1)
    Fixed maturities carried at amortized cost(2)...........  $(49,855)  $ 29,083   $ (65,307)
    Fixed maturities carried at market(2)...................    55,318    128,481    (167,122)
    Equities................................................   (41,909)   (69,958)    (26,409)
    Other...................................................      (216)    (2,456)      3,455
                                                              --------   --------   ---------
        Totals..............................................  $(36,662)  $ 85,150   $(255,383)
                                                              --------   --------   ---------
                                                              --------   --------   ---------

---------

(1) Before deferred income tax effect.

(2) Amounts for 2001 include the change in classification of certain bonds (see
    Note 2(j)(i)).

    (d) FIXED MATURITIES: The amortized cost and market value of bonds at December 31, 2001 and 2000 are summarized as follows:

                                                                    GROSS UNREALIZED
                                                      AMORTIZED    ------------------
                                                         COST       GAINS     LOSSES    MARKET VALUE
                                                         ----       -----     ------    ------------
                                                                      (in thousands)
2001

BONDS AVAILABLE FOR SALE AND CARRIED AT MARKET
  VALUE:
    U.S. Government and government agency bonds....   $  273,941   $ 10,980   $   663    $  284,258
    States, foreign and domestic municipalities and
      political subdivisions.......................    2,501,992     90,062     7,464     2,584,590
    Foreign governments............................      180,066      4,191       833       183,424
    Corporate......................................      594,915     18,796    12,042       601,669
                                                      ----------   --------   -------    ----------
        Totals.....................................   $3,550,914   $124,029   $21,002    $3,653,941
                                                      ----------   --------   -------    ----------
                                                      ----------   --------   -------    ----------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)

                                                                 Gross Unrealized
                                                    Amortized    -----------------
                                                       Cost       Gains    Losses    Market Value
                                                       ----       -----    ------    ------------
                                                                   (in thousands)
2000
Bonds held to maturity and carried at amortized
  cost:
    States, foreign and domestic municipalities
      and political subdivisions..................  $  932,260   $49,984   $   129    $  982,115
                                                    ----------   -------   -------    ----------
                                                    ----------   -------   -------    ----------

Bonds available for sale and carried at market
  value:
    U.S. Government and government agency bonds...  $  268,162   $ 9,052   $   100    $  277,114
    States, foreign and domestic municipalities
      and political subdivisions..................   1,366,344    43,039     2,278     1,407,105
    Foreign governments...........................     228,125     4,313       444       231,994
    Corporate.....................................     585,240     6,913    12,786       579,367
                                                    ----------   -------   -------    ----------
        Totals....................................  $2,447,871   $63,317   $15,608    $2,495,580
                                                    ----------   -------   -------    ----------
                                                    ----------   -------   -------    ----------

    The amortized cost and market value of bonds at December 31, 2001 by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

                                                              AMORTIZED
                                                                 COST      MARKET VALUE
                                                                 ----      ------------
                                                                   (in thousands)
BONDS AVAILABLE FOR SALE:
Due in one year or less.....................................  $  231,992    $  235,266
Due after one year through five years.......................     895,695       930,727
Due after five years through ten years......................     558,326       571,910
Due after ten years.........................................   1,864,901     1,916,038
                                                              ----------    ----------
    Totals..................................................  $3,550,914    $3,653,941
                                                              ----------    ----------
                                                              ----------    ----------

    Gross gains of $6,069,000, $6,688,000 and $4,961,000 and gross losses of $7,145,000, $41,457,000 and $9,273,000 were realized on sales of investments in fixed maturities available for sale in 2001, 2000 and 1999, respectively.

    (e) EQUITIES: Gross gains of $90,698,000, $118,739,000 and $109,404,000 and gross losses of $90,956,000, $51,860,000 and $22,000,000 were realized on sales of equities in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, net unrealized appreciation of equities (before applicable income taxes) included gross gains of $31,723,000 and $98,810,000 and gross losses of $16,038,000 and $41,216,000, respectively.

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

    The U.S. federal income tax rate was 35% for 2001, 2000 and 1999. Actual tax (benefit) expense on (loss) income before income taxes differs from the 'expected' amount computed by applying the U.S. federal income tax rate because of the following:

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. FEDERAL AND FOREIGN INCOME TAXES (CONTINUED)

                                                            YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------
                                           2001                       2000                       1999
                                 ------------------------   ------------------------   ------------------------
                                             PERCENT OF                 Percent of                 Percent of
                                            INCOME BEFORE              Income Before              Income Before
                                  AMOUNT    INCOME TAXES     Amount    Income Taxes     Amount    Income Taxes
                                  ------    ------------     ------    ------------     ------    ------------
                                                             (dollars in thousands)
'Expected' tax (benefit)         $(11,937)       35.0 %     $ 93,794        35.0 %     $ 82,634        35.0 %
  expense......................
Adjustments:
    Tax-exempt interest........   (37,128)      108.9        (34,837)      (13.0)       (31,375)      (13.3)
    Dividends received
      deduction................    (3,897)       11.4         (1,458)       (0.6)        (2,051)       (0.9)
    Other......................       (37)        0.1         (1,155)       (0.4)          (473)       (0.2)
                                 --------       -----       --------       -----       --------       -----
        Actual tax (benefit)
          expense..............  $(52,999)      155.4 %     $ 56,344        21.0 %     $ 48,735        20.6 %
                                 --------       -----       --------       -----       --------       -----
                                 --------       -----       --------       -----       --------       -----
Foreign and domestic components
  of actual tax (benefit)
  expense:
    Foreign....................  $  3,994                   $  2,717                   $  3,302
    Domestic:
        Current................   (21,083)                    53,395                     52,959
        Deferred...............   (35,910)                       232                     (7,526)
                                 --------                   --------                   --------
                                 $(52,999)                  $ 56,344                   $ 48,735
                                 --------                   --------                   --------
                                 --------                   --------                   --------

    The domestic current tax benefit for 2001 includes $17.7 million resulting from a tax net operating loss carryback to prior years. In addition, the 2001 domestic deferred tax benefit includes $19.6 million resulting from a minimum tax credit carryforward which, by law, may be carried forward indefinitely.

    (b) The components of the net deferred income tax asset at December 31, 2001 and 2000 were as follows:

                                                                2001       2000
                                                                ----       ----
                                                                (in thousands)
Deferred income tax assets:
    Unpaid losses and loss adjustment expenses, net of
      related reinsurance recoverable.......................  $182,398   $165,738
    Unearned premiums, net of prepaid reinsurance
      premiums..............................................    35,176     27,192
    Cumulative translation adjustment.......................    26,383     16,828
    Minimum tax credit carryforward.........................    19,600         --
    Other...................................................     6,467      6,422
                                                              --------   --------
        Total deferred income tax assets....................   270,024    216,180
                                                              --------   --------
Deferred income tax liabilities:
    Deferred acquisition costs..............................    35,401     26,818
    Net unrealized appreciation of investments..............    41,527     36,910
    Other...................................................     8,114      8,331
                                                              --------   --------
        Total deferred income tax liabilities...............    85,042     72,059
                                                              --------   --------
        Net deferred income tax asset.......................  $184,982   $144,121
                                                              --------   --------
                                                              --------   --------

    No valuation allowance has been recorded.

    (c) Income tax payments by TRH totaled $27,702,000, $47,594,000 and $61,861,000 in 2001, 2000 and 1999, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                              ----         ----         ----
                                                                      (in thousands)
At beginning of year:
    Unpaid losses and loss adjustment expenses...........  $3,077,162   $3,304,931   $3,116,038
    Less reinsurance recoverable.........................     462,245      542,769      459,935
                                                           ----------   ----------   ----------
        Net unpaid losses and loss adjustment expenses...   2,614,917    2,762,162    2,656,103
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses incurred in
  respect of losses occurring in:
    Current year.........................................   1,525,857    1,182,539    1,216,294
    Prior years..........................................      35,672       14,357      (67,477)
                                                           ----------   ----------   ----------
        Total............................................   1,561,529    1,196,896    1,148,817
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses paid in respect
  of losses occurring in:
    Current year.........................................     374,807      390,433      340,155
    Prior years..........................................     892,752      953,708      702,603
                                                           ----------   ----------   ----------
        Total............................................   1,267,559    1,344,141    1,042,758
                                                           ----------   ----------   ----------
At end of year:
    Net unpaid losses and loss adjustment expenses.......   2,908,887    2,614,917    2,762,162
    Plus reinsurance recoverable.........................     838,696      462,245      542,769
                                                           ----------   ----------   ----------
        Unpaid losses and loss adjustment expenses.......  $3,747,583   $3,077,162   $3,304,931
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

    Current year net losses and loss adjustment expenses incurred for 2001 include catastrophe losses of $215 million ($200 million of which represents the estimated cost of the September 11th attacks -- see Note 8) and a loss of $60 million for the estimated reinsurance exposure related to Enron Corporation.

    In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $35.7 million. Significant adverse development was recorded in 2001 on losses occurring in 1994 through 1998 in medical malpractice, 1997 through 2000 in auto liability, 1998 and 1999 in accident and health and 2000 in the fire line. These increases to incurred losses were partially offset by favorable development in 2001 on losses occurring primarily from 1990 through 1996 and 1999 through 2000 in the other liability line.

    2000 catastrophe losses had an immaterial impact on that year's results. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $14.4 million in 2000. In particular, significant adverse development was recorded in 2000 on losses occurring in 1998 and 1999 in fire and allied lines. These increases to incurred losses were partially offset by favorable development in 2000 on losses occurring primarily in 1994 through 1999 in the other liability line.

    1999 current year net losses and loss adjustment expenses incurred include catastrophe losses of $85 million. More than one-half of those losses were from European storms occurring late in the year. Two of those storms, Lothar and Martin, occurred within a day of each other in late December and caused extensive property damage in Western Europe, most severely in France. These two storms collectively are considered among the worst natural catastrophes ever to strike France.

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

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. COMMON STOCK

    Common stock activity for each of the three years in the period ended December 31, 2001 was as follows:

                                                              2001         2000         1999
                                                              ----         ----         ----
Shares outstanding, beginning of year....................  34,773,608   34,727,822   34,666,836
Issued under stock option and purchase plans.............     124,945       45,786       60,986
Stock split effected as a dividend.......................  17,421,392           --           --
Acquisition of treasury stock............................     (64,200)          --           --
                                                           ----------   ----------   ----------
Shares outstanding, end of year..........................  52,255,745   34,773,608   34,727,822
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

    As a result of a common stock split in the form of a 50% stock dividend, common stock increased by $17.4 million and additional paid-in capital decreased by $17.5 million in 2001. This stock split was paid on July 20, 2001, to holders of record on June 29, 2001.

7. NET INCOME PER COMMON SHARE

    Net income per common share has been computed in the following table based upon weighted average common shares outstanding. Share and per share amounts have been retroactively adjusted, as appropriate, to reflect a 3-for-2 split of the common stock in the form of a 50% stock dividend, paid in July 2001.

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001       2000        1999
                                                                ----       ----        ----
                                                              (in thousands, except per share
                                                                           data)
Net income (numerator)......................................  $18,892    $211,638    $187,362
                                                              -------    --------    --------
                                                              -------    --------    --------
Weighted average common shares outstanding used in the
  computation of net income per share:
    Average shares issued...................................   53,044      52,927      52,856
    Less: Average shares in treasury........................      820         800         800
                                                              -------    --------    --------
    Average outstanding shares -- basic (denominator).......   52,224      52,127      52,056
    Average potential shares, principally stock options.....      512         348         268
                                                              -------    --------    --------
    Average outstanding shares -- diluted (denominator).....   52,736      52,475      52,324
                                                              -------    --------    --------
                                                              -------    --------    --------
Net income per common share:
    Basic...................................................  $  0.36    $   4.06    $   3.60
    Diluted.................................................     0.36        4.03        3.58

8. IMPACT OF SEPTEMBER 11TH TERRORIST ATTACKS ON THE UNITED STATES

    Results for 2001 include pre-tax net losses and loss adjustment expenses of $200 million from the September 11th terrorist attacks, or $130 million after tax. The pre-tax net loss estimate is comprised of gross incurred losses and loss adjustment expenses of approximately $500 million less related reinsurance ceded of approximately $300 million. The losses recorded for this event represent TRH's estimate of ultimate losses based upon information presently available.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income and changes in such amounts between years are as follows:

                                                                             NET
                                                         NET             UNREALIZED
                                                     UNREALIZED           CURRENCY         ACCUMULATED
                                                    APPRECIATION         TRANSLATION          OTHER
                                                   OF INVESTMENTS,      GAIN (LOSS),      COMPREHENSIVE
                                                  NET OF INCOME TAX   NET OF INCOME TAX      INCOME
                                                  -----------------   -----------------      ------
                                                                       (in thousands)
Balance, December 31, 1998......................      $ 155,652           $  2,900          $ 158,552
Change during year..............................       (123,551)           (16,789)          (140,340)
                                                      ---------           --------          ---------
Balance, December 31, 1999......................         32,101            (13,889)            18,212
Change during year..............................         36,445            (17,884)            18,561
                                                      ---------           --------          ---------
Balance, December 31, 2000......................         68,546            (31,773)            36,773
Cumulative effect of an accounting change, net
  of income tax (See Note 2(j)(i))..............         32,406                 --             32,406
Other change during year........................        (23,831)           (17,745)           (41,576)
                                                      ---------           --------          ---------
Balance, December 31, 2001......................      $  77,121           $(49,518)         $  27,603
                                                      ---------           --------          ---------
                                                      ---------           --------          ---------

10. PENSION, SAVINGS AND STOCK PURCHASE PLANS

    TRH's employees participate in benefit plans administered by AIG (See
Note 11) including a noncontributory defined benefit pension plan, an employee stock purchase plan and a voluntary savings plan (a 401(k) plan) which provides for certain matching contributions. These plans cover a substantial majority of TRH's employees. Certain of these plans do not separately identify plan benefits and plan assets attributable to employees of participating companies. In the opinion of management, no material additional liability would accrue to TRH were such plan benefits and plan assets identifiable.

    In addition, under TRH's 1990 Employee Stock Purchase Plan, as amended, full time employees with at least one year of employment with the Company or any of its subsidiaries are eligible to receive privileges to purchase shares of the Company's common stock at a price which is 85% of the fair market value of such stock on the date of subscription or the date of grant of the purchase privilege, whichever is greater. An aggregate of 1,125,000 shares of common stock has been authorized for subscription and 1,531 shares were purchased under the plan in 2001.

    The charges made to operations for these plans for 2001, 2000 and 1999 were $1,912,000, $1,599,000, and $751,000, respectively.

11. STOCK OPTION PLANS

    In 2000, the Company's Board of Directors adopted, and the stockholders approved, the 'Transatlantic Holdings, Inc. 2000 Stock Option Plan' (the 2000
Plan). This plan provides that options may be granted to certain key employees and non-employee directors to purchase a maximum of 2,250,000 shares of the Company's common stock at prices not less than their fair market value at the date of grant. At December 31, 2001, 1,762,725 shares were reserved for future grants under the 2000 Plan. The 2000 Plan also provides that 25% of the options granted become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. The Company also maintains the 'Transatlantic Holdings, Inc. 1995 Stock Option Plan' (the 1995 Plan) and the 'Transatlantic Holdings, Inc. 1990 Stock Option Plan' (the 1990 Plan). The 1995 Plan and the 1990 Plan operate under substantially similar terms to the 2000 Plan, except that non-employee directors were not covered under the 1990 Plan. No further options can be granted under the 1995 Plan nor the 1990 Plan, although options outstanding continue in force until exercise, expiration or forfeiture.

    In each of 1994 and 1992, the Stock Option and Purchase Plan Committee granted 45,000 options to certain non-employee directors of the Company, who are directors, officers and employees of AIG, to

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. STOCK OPTION PLANS (CONTINUED)
purchase shares of the Company's common stock at $22.67 per share and $23.33 per share, respectively. Such options were granted outside of, but on substantially the same terms and conditions as, the 1990 Plan. As of December 31, 2001, all of these options were exercisable as none have been exercised or forfeited. The impact of these options on the financial statements is not material.

    A summary of the combined status of the 2000 Plan, the 1995 Plan and the 1990 Plan (collectively, the Company Plans) as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

                                        2001                         2000                         1999
                             --------------------------   --------------------------   --------------------------
                                            WEIGHTED                     Weighted                     Weighted
                              NUMBER        AVERAGE        Number        Average        Number        Average
                             OF SHARES   EXERCISE PRICE   of Shares   Exercise Price   of Shares   Exercise Price
                             ---------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning of
  year.....................  1,608,318       $44.49       1,407,311       $40.02       1,296,143       $36.67
Granted....................    212,400        90.99         288,750        63.50         247,500        51.00
Exercised..................   (177,248)       32.23         (69,233)       31.10         (86,598)       23.32
Forfeited..................    (38,160)       54.71         (18,510)       51.35         (49,734)       36.53
                             ---------                    ---------                    ---------
Outstanding, end of year...  1,605,310        51.75       1,608,318        44.49       1,407,311        40.02
                             ---------       ------       ---------       ------       ---------       ------
                             ---------       ------       ---------       ------       ---------       ------
Exercisable, end of year...  1,011,133       $41.29         956,795       $36.56         778,129       $33.30
                             ---------       ------       ---------       ------       ---------       ------
                             ---------       ------       ---------       ------       ---------       ------
Weighted average fair value
  of options granted during
  the year.................     $23.04                       $17.76                       $14.50

    The weighted average fair value of each option grant is estimated on the date of grant using the 'Binomial Option Price Model' with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: expected volatility of 20.0%, 18.0% and 18.0%; risk-free interest rates of 4.4%, 5.4%, and 6.4%; and expected lives of six years for each grant. An increasing dividend schedule is used in the binomial model based on historical experience.

    The following table summarizes information about the Company Plans' outstanding and exercisable options at December 31, 2001:

                                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                     -------------------------------------------   --------------------------
                                                  WEIGHTED
                                                   AVERAGE
                                                  REMAINING          WEIGHTED                     WEIGHTED
             RANGE OF                 NUMBER     CONTRACTUAL         AVERAGE        NUMBER        AVERAGE
          EXERCISE PRICES            OF SHARES      LIFE          EXERCISE PRICE   OF SHARES   EXERCISE PRICE
          ---------------            ---------      ----          --------------   ---------   --------------
$22.67 TO $34.22...................    483,684       4.0 years        $30.37         483,684       $30.37
$47.92 TO $63.50...................    909,226       7.6               53.96         527,449        51.30
$90.99.............................    212,400       9.9               90.99              --           --
                                     ---------                                     ---------
$22.67 TO $90.99...................  1,605,310       6.8               51.75       1,011,133        41.29
                                     ---------                                     ---------
                                     ---------                                     ---------

    The Company accounts for its stock options based on the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 and related interpretations, as permitted under SFAS No. 123. Had compensation cost been charged to earnings in accordance with the fair value

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. STOCK OPTION PLANS (CONTINUED)
method discussed in SFAS No. 123, the Company's net income and net income per share (on a pro forma basis) would have been as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001       2000        1999
                                                                ----       ----        ----
                                                              (in thousands, except per share
                                                                           data)
Net income:
    As reported.............................................  $18,892    $211,638    $187,362
    Pro forma...............................................   16,081     209,061     184,953
Net income per common share (split adjusted):
    As reported:
        Basic...............................................     0.36        4.06        3.60
        Diluted.............................................     0.36        4.03        3.58
    Pro forma:
        Basic...............................................     0.31        4.01        3.55
        Diluted.............................................     0.30        3.98        3.53

12. RELATED PARTY TRANSACTIONS

    In August 1998, AIG increased its beneficial ownership of the Company's outstanding common stock from 49% to over 50%. As of December 31, 2001, AIG beneficially owned approximately 60% of the Company's outstanding shares.

    TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory and cash management services, office space and human resource related activities. Under the guidance of TRH's Finance Committee of the Board of Directors and senior management, certain AIG Group companies act as financial advisors and managers of TRH's investment portfolio. In 2001, 2000 and 1999, $7,900,000, $7,700,000 and $10,600,000, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

    Approximately $232 million (10%), $209 million (11%) and $184 million (11%) of gross premiums written by TRH in 2001, 2000 and 1999, respectively, were attributable to reinsurance purchased by the AIG Group, for the production of which TRH paid ceding commissions to the AIG Group of $50 million, $38 million and $34 million, respectively, in such years. (See Note 14 for information relating to reinsurance ceded to related parties.)

13. DIVIDEND RESTRICTION AND STATUTORY FINANCIAL DATA

    The payment of dividends by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Generally, the maximum amount of dividends that a company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory policyholders' surplus as of the end of the most recently reported quarter unless the New York Insurance Department, upon prior application, approves a greater dividend distribution. Adjusted net investment income is defined for this purpose to include net investment income for the twelve months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31,

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. DIVIDEND RESTRICTION AND STATUTORY FINANCIAL DATA (CONTINUED)
2001, TRC had statutory earned surplus of $983,249,000, and, in 2002, could pay dividends of approximately $140,105,000 without such regulatory approval.

    Statutory surplus and net income as reported to the New York Insurance Department were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                              ----         ----         ----
                                                                      (in thousands)
TRC
    Statutory surplus....................................  $1,401,055   $1,531,876   $1,442,571
    Statutory net (loss) income..........................     (55,262)     170,898      131,479
Putnam
    Statutory surplus....................................     107,007      107,728      104,317
    Statutory net (loss) income..........................        (693)      10,828        9,443

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

    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification) as primary guidance on statutory accounting effective January 1, 2001. The Codification provides guidance for areas where previously statutory accounting had been silent and changes current statutory accounting in some areas. The New York Insurance Department adopted most of the Codification guidance for implementation on January 1, 2001, but did not adopt several key provisions including those on deferred income taxes. The cumulative effect of the implementation of Codification guidance (as adopted by the New York Insurance Department) on the statutory surplus of TRC and Putnam as of January 1, 2001 was not material. In addition, the Codification guidance is not expected to have a material effect on future statutory net income, financial position or cash flows.

14. REINSURANCE CEDED

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

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. REINSURANCE CEDED (CONTINUED)
    Premiums written and earned and losses and loss adjustment expenses incurred are comprised as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                              ----         ----         ----
                                                                      (in thousands)
Gross premiums assumed...................................  $2,297,896   $1,880,389   $1,690,714
                                                           ----------   ----------   ----------
Reinsurance ceded:
    Affiliates...........................................     113,540       95,060      100,415
    Other................................................     278,709      126,750       91,775
                                                           ----------   ----------   ----------
                                                              392,249      221,810      192,190
                                                           ----------   ----------   ----------
Net premiums written.....................................  $1,905,647   $1,658,579   $1,498,524
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------
Gross premiums earned....................................  $2,161,522   $1,855,374   $1,675,233
                                                           ----------   ----------   ----------
Reinsurance ceded:
    Affiliates...........................................     105,198       98,735      102,987
    Other................................................     265,985      125,103       87,612
                                                           ----------   ----------   ----------
                                                              371,183      223,838      190,599
                                                           ----------   ----------   ----------
Net premiums earned......................................  $1,790,339   $1,631,536   $1,484,634
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------
Gross incurred losses and loss adjustment expenses.......  $2,095,030   $1,363,165   $1,375,589
Reinsurance ceded........................................     533,501      166,269      226,772
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses..................  $1,561,529   $1,196,896   $1,148,817
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

    Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and loss adjustment expenses. Such balances at December 31, 2001 and 2000 are comprised as follows:

                                                              2001                    2000
                                                      ---------------------   ---------------------
                                                      AFFILIATES    OTHER     Affiliates    Other
                                                      ----------    -----     ----------    -----
                                                                     (in thousands)
Paid................................................   $ 20,620    $ 28,155    $ 53,922    $ 40,699
Unpaid..............................................    233,299     592,364     207,175     242,037
                                                       --------    --------    --------    --------
    Total...........................................   $253,919    $620,519    $261,097    $282,736
                                                       --------    --------    --------    --------
                                                       --------    --------    --------    --------

    Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $13.0 million in both 2001 and 2000. TRH evaluates the financial condition of its retrocessionnaires through a security committee. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds and letters of credit to collateralize these amounts. Such funds and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH.

15. SEGMENT INFORMATION

    TRH conducts its business and assesses performance through segments organized along geographic lines. Financial data from the London and Paris branches and from TRZ are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from branches in the Americas, other than those in the United States which underwrite primarily domestic business, and from branches in the Asia Pacific region are grouped as International-Other and

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. SEGMENT INFORMATION (CONTINUED)
represent the aggregation of non-material segments. In each segment, property and casualty reinsurance is provided to insurers and reinsurers on a treaty and facultative basis, through brokers or directly to ceding companies.

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

    While the great majority of premium revenues and assets relate to the regions where particular offices are located, a portion of such amounts are derived from other regions of the world. In addition, two large international brokers, respectively, accounted for non-AIG business equal to 15% and 14% in 2001, 15% and 14% in 2000 and 14% and 14% in 1999, of consolidated revenues, with a significant portion in each segment. Further, one customer accounted for approximately 12%, 10% and 8% of consolidated revenues in 2001, 2000 and 1999, respectively. Revenues from such customer, a significant portion of which were obtained through the two large international brokers discussed above, are included principally in the International-Europe segment, for all periods discussed.

    The following table is a summary of financial data by segment:

                                                                    INTERNATIONAL
                                                                ---------------------
                                                 DOMESTIC       EUROPE(4)     OTHER        CONSOLIDATED
                                                 --------       ---------     -----        ------------
                                                                    (in thousands)
2001
REVENUES(1)(2)(3).............................  $1,114,204      $  715,987   $199,991       $2,030,182
INCOME (LOSS) BEFORE INCOME TAXES(2)..........      19,589         (43,898)    (9,798)         (34,107)
SEGMENT ASSETS(5).............................   4,782,701       1,495,774    462,828        6,741,303

                                                                    International
                                                                ---------------------
                                                 Domestic       Europe(4)     Other        Consolidated
                                                 --------       ---------     -----        ------------
                                                                    (in thousands)
2000
Revenues(1)(2)(3).............................  $1,038,310      $  654,460   $206,349       $1,899,119
Income before income taxes(2).................     242,459          14,040     11,483          267,982
Segment assets(5).............................   3,911,303       1,233,370    377,999        5,522,672

                                                                    International
                                                                ---------------------
                                                 Domestic       Europe(4)     Other        Consolidated
                                                 --------       ---------     -----        ------------
                                                                    (in thousands)
1999
Revenues(1)(2)(3).............................  $1,020,806      $  615,683   $161,677       $1,798,166
Income (loss) before income taxes(2)..........     260,075          (2,607)   (21,371)         236,097
Segment assets(5).............................   3,932,305       1,111,175    436,718        5,480,198

(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains (losses).

(2) Domestic revenues and income before income taxes include realized net capital gains of $241, $29,668 and $82,162 in 2001, 2000 and 1999, respectively. Realized net capital gains (losses) for other segments in each of the years presented are not material.

(3) Net revenues from affiliates approximate $100,300, $110,038 and $80,237 in 2001, 2000 and 1999, respectively, and are included primarily in domestic revenues.

(4) Includes revenues from the London, England office of $435,007, $380,694 and $350,398 in 2001, 2000 and 1999, respectively.

(5) As of December 31.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. SEGMENT INFORMATION (CONTINUED)
    Net premiums earned by major product grouping are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                      (in thousands)
Casualty:
    Auto liability.......................................  $  491,307   $  312,727   $  308,194
    Other liability*.....................................     335,096      274,627      256,349
    Medical malpractice..................................     156,695      141,355      141,932
    Ocean marine and aviation............................     138,886      193,521      146,623
    Accident and health..................................     126,883      190,916      130,927
    Surety, credit and financial guaranty................      86,670       74,005       70,652
    Other................................................      85,983       62,575       45,034
                                                           ----------   ----------   ----------
        Total casualty...................................   1,421,520    1,249,726    1,099,711
                                                           ----------   ----------   ----------
Property:
    Fire.................................................     171,519      193,413      177,758
    Homeowners multiple peril............................      63,352       57,855       62,913
    Auto physical damage.................................      49,645       51,670       47,551
    Allied lines.........................................      33,990       42,299       44,607
    Other................................................      50,313       36,573       52,094
                                                           ----------   ----------   ----------
        Total property...................................     368,819      381,810      384,923
                                                           ----------   ----------   ----------
        Total............................................  $1,790,339   $1,631,536   $1,484,634
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

* A significant portion of this product grouping includes more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability, errors and omissions and environmental impairment liability.

16. COMMITMENTS AND CONTINGENT LIABILITIES

    (a) LEGAL PROCEEDINGS: TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its results of operations, financial position or cash flows.

    (b) COMMERCIAL COMMITMENTS: In the normal course of business, TRH has issued letters of credit to ceding companies amounting to $16,767,000, which will expire by the end of 2003 unless renewed. Where TRH provides a letter of credit, it is generally contractually obligated to continue to provide a letter of credit to the ceding company in the future to secure certain reserves and other balances.

    (c) LEASES: As of December 31, 2001, the future minimum lease payments (principally for leased office space) under various long-term operating leases were as follows:

                                                              (in thousands)
                                                              --------------
2002........................................................  $        5,255
2003........................................................           5,093
2004........................................................           4,847
2005........................................................           4,553
2006........................................................           3,172
Remaining years after 2006..................................           6,766
                                                              --------------
    Total...................................................  $       29,686
                                                              --------------
                                                              --------------

    Rent expense approximated $7,844,000, $8,281,000 and $6,446,000 in 2001,
2000 and 1999, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 2001 and 2000. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations for such periods have been made. Per share amounts have been retroactively adjusted, as appropriate, to reflect the 3-for-2 common stock split paid in July 2001.

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                   2001        2001         2001            2001
                                                   ----        ----         ----            ----
                                                        (in thousands, except per share data)
NET PREMIUMS WRITTEN...........................  $445,679    $460,899     $ 520,017       $479,052
NET PREMIUMS EARNED............................   424,307     443,638       479,295        443,099
NET INVESTMENT INCOME..........................    59,636      59,897        60,345         60,205
REALIZED NET CAPITAL GAINS (LOSSES)............     2,881       2,251         2,716         (8,088)
OPERATING INCOME (LOSS)........................    62,754      48,571      (136,496)        (8,615)
NET INCOME (LOSS)..............................    50,416      39,846       (77,830)         6,460
NET INCOME (LOSS) PER COMMON SHARE:
    BASIC......................................      0.97        0.76         (1.49)          0.12
    DILUTED....................................      0.96        0.76         (1.49)          0.12

                                                                 Three Months Ended
                                                 ---------------------------------------------------
                                                 March 31,   June 30,   September 30,   December 31,
                                                   2000        2000         2000            2000
                                                   ----        ----         ----            ----
                                                        (in thousands, except per share data)
Net premiums written...........................  $392,513    $402,770     $450,929        $412,367
Net premiums earned............................   390,182     403,750      428,198         409,406
Net investment income..........................    58,637      57,820       58,369          59,659
Realized net capital gains.....................    13,877       5,928        9,241           4,052
Operating income...............................    72,158      64,608       67,561          63,737
Net income.....................................    56,358      50,985       53,395          50,900
Net income per common share:
    Basic......................................      1.08        0.98         1.02            0.98
    Diluted....................................      1.08        0.97         1.02            0.97

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning directors of the Company is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the '2002 Proxy Statement'), in the section captioned 'Election of Directors,' and such information is incorporated herein by reference. Information required by this Item concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned 'Directors and Executive Officers of the Registrant.' Information required by this Item concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 2002 Proxy Statement under the caption 'Election of Directors: `Ownership of Certain Securities,' ' and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is included in the 2002 Proxy Statement in the sections captioned 'Election of Directors: `Compensation of Directors and Executive Officers,' `Compensation Committee Interlocks and Insider Participation' and `Pension Benefits,' ' and such information is incorporated herein by reference. The sections of the 2002 Proxy Statement captioned 'Election of Directors: `Committee Reports on Executive Compensation' and `Performance Graph' ' are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is included in the 2002 Proxy Statement in the sections captioned 'Beneficial Ownership' and 'Election of Directors:
`Ownership of Certain Securities,' ' and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is included in the 2002 Proxy Statement in the sections captioned 'Election of Directors: `Compensation Committee Interlocks and Insider Participation,' `Relationship with AIG,' `AIG Group Reinsurance,' `Certain Transactions with the AIG Group' and `Relationship with SICO and Starr,' ' and such information is incorporated herein by reference.

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

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of 2001.

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

March 21, 2002

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURE                               TITLE                         DATE
                 ---------                               -----                         ----

           /s/ ROBERT F. ORLICH
 .........................................  President and Chief Executive Officer    March 21, 2002
             Robert F. Orlich                 (principal executive officer);
                                              Director

          /s/ STEVEN S. SKALICKY            Executive Vice President and Chief       March 21, 2002
 .........................................    Financial Officer (principal
            Steven S. Skalicky                financial and accounting officer)

            /s/ TAKASHI AIHARA              Director                                 March 21, 2002
 .........................................
              Takashi Aihara

             /s/ JAMES BALOG                Director                                 March 21, 2002
 .........................................
               James Balog

                                            Director
 .........................................
             C. Fred Bergsten

           /s/ M. R. GREENBERG              Director                                 March 21, 2002
 .........................................
             M. R. Greenberg

          /s/ JOHN J. MACKOWSKI             Director                                 March 21, 2002
 .........................................
            John J. Mackowski

          /s/ EDWARD E. MATTHEWS            Director                                 March 21, 2002
 .........................................
            Edward E. Matthews

           /s/ HOWARD I. SMITH              Director                                 March 21, 2002
 .........................................
             Howard I. Smith

           /s/ THOMAS R. TIZZIO             Director                                 March 21, 2002
 .........................................
             Thomas R. Tizzio

                                                                      SCHEDULE I

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 2001

                                                                                      AMOUNT AT
                                                                                     WHICH SHOWN
                                                            COST OR                    IN THE
                                                           AMORTIZED      MARKET       BALANCE
                   TYPE OF INVESTMENT                        COST*        VALUE         SHEET
                   ------------------                        -----        -----         -----
                                                                      (in thousands)
Fixed maturities:
    Bonds:
        U.S. Government and government agencies and
          authorities....................................  $  273,941   $  284,258   $  284,258
        States, foreign and domestic municipalities and
          political subdivisions.........................   2,501,992    2,584,590    2,584,590
        Foreign governments..............................     180,066      183,424      183,424
        Public utilities.................................      37,535       38,651       38,651
        All other corporate..............................     557,380      563,018      563,018
                                                           ----------   ----------   ----------
            Total fixed maturities.......................   3,550,914    3,653,941    3,653,941
                                                           ----------   ----------   ----------
Equities:
    Common stocks:
        Public utilities.................................      12,572       13,146       13,146
        Banks, trust and insurance companies.............     119,301      128,482      128,482
        Industrial, miscellaneous and all other..........     364,534      371,003      371,003
                                                           ----------   ----------   ----------
            Total common stocks..........................     496,407      512,631      512,631
    Nonredeemable preferred stocks.......................      30,589       30,050       30,050
                                                           ----------   ----------   ----------
            Total equities...............................     526,996      542,681      542,681
                                                           ----------   ----------   ----------
Other invested assets....................................     248,339      248,275      248,275
                                                           ----------   ----------   ----------
Short-term investment of funds received under securities
  loan agreements........................................     432,758      432,758      432,758
                                                           ----------   ----------   ----------
Short-term investments...................................       2,562        2,562        2,562
                                                           ----------   ----------   ----------
            Total investments............................  $4,761,569   $4,880,217   $4,880,217
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

* Investments in fixed maturities are shown at amortized cost.

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (PARENT COMPANY ONLY)
                        AS OF DECEMBER 31, 2001 AND 2000

                                                                 2001         2000
                                                                 ----         ----
                                                                  (in thousands)
Assets:
    Bonds available for sale, at market value (amortized
      cost: 2001 -- $17,333; 2000 -- $16,270) (bonds
      pledged, at market value: 2001 -- $12,591)............  $   18,134   $   16,711
    Short-term investment of funds received under securities
      loan agreements.......................................      12,766           --
    Cash and cash equivalents...............................         473          441
    Investment in subsidiaries..............................   1,829,048    1,841,330
    Other assets............................................      11,834          546
    Dividend due from subsidiary............................          --        4,700
                                                              ----------   ----------
        Total assets........................................  $1,872,255   $1,863,728
                                                              ----------   ----------
                                                              ----------   ----------
Liabilities:
    Payable under securities loan agreements................  $   12,766   $       --
    Dividends payable.......................................       5,100        4,700
    Accrued liabilities.....................................       8,379        2,663
                                                              ----------   ----------
        Total liabilities...................................      26,245        7,363
                                                              ----------   ----------
Stockholders' equity:
    Preferred Stock.........................................          --           --
    Common Stock............................................      53,120       35,574
    Additional paid-in capital..............................     189,243      202,593
    Accumulated other comprehensive income..................      27,603       36,773
    Retained earnings.......................................   1,590,487    1,591,425
    Treasury Stock, at cost; 2001 -- 864,200;
      2000 -- 800,000 shares of common stock................     (14,443)     (10,000)
                                                              ----------   ----------
        Total stockholders' equity..........................   1,846,010    1,856,365
                                                              ----------   ----------
        Total liabilities and stockholders' equity..........  $1,872,255   $1,863,728
                                                              ----------   ----------
                                                              ----------   ----------

 See Notes to Condensed Financial Information of Registrant -- (Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                            STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               2001       2000       1999
                                                               ----       ----       ----
                                                                     (in thousands)
Revenues:
    Net investment income (principally dividends from
      subsidiary)...........................................  $22,964   $ 19,398   $ 17,662
    Equity in undistributed (loss) income of subsidiaries...   (2,883)   193,323    170,613
                                                              -------   --------   --------
        Total revenues......................................   20,081    212,721    188,275
Operating expenses..........................................    1,148      1,155      1,123
                                                              -------   --------   --------
Income before income taxes..................................   18,933    211,566    187,152
Income taxes (benefits) -- current..........................       41        (72)      (210)
                                                              -------   --------   --------
        Net income..........................................  $18,892   $211,638   $187,362
                                                              -------   --------   --------
                                                              -------   --------   --------

 See Notes to Condensed Financial Information of Registrant -- (Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001       2000        1999
                                                                ----       ----        ----
                                                                       (in thousands)
Cash flows from operating activities:
    Net income..............................................  $ 18,892   $ 211,638   $ 187,362
                                                              --------   ---------   ---------
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Equity in undistributed loss (income) of
          subsidiaries......................................     2,883    (193,323)   (170,613)
        Change in dividend due from subsidiary..............     4,700        (350)       (535)
        Changes in other assets and accrued liabilities.....    (5,659)         63         223
                                                              --------   ---------   ---------
            Total adjustments...............................     1,924    (193,610)   (170,925)
                                                              --------   ---------   ---------
            Net cash provided by operating activities.......    20,816      18,028      16,437
                                                              --------   ---------   ---------
Cash flows from investing activities:
    Proceeds of bonds sold..................................     6,799          --          --
    Proceeds of bonds matured...............................        --       3,235          --
    Purchase of bonds.......................................    (7,905)     (5,130)     (2,435)
    Net purchase of short-term investment with funds
      received under securities loan agreements.............   (12,766)         --          --
                                                              --------   ---------   ---------
            Net cash used in investing activities...........   (13,872)     (1,895)     (2,435)
                                                              --------   ---------   ---------
Cash flows from financing activities:
    Net funds received under securities loan agreements.....    12,766          --          --
    Dividends to stockholders...............................   (19,554)    (18,072)    (16,312)
    Proceeds from common stock issued.......................     4,319       2,072       2,203
    Acquisition of treasury stock...........................    (4,443)         --          --
                                                              --------   ---------   ---------
            Net cash used in financing activities...........    (6,912)    (16,000)    (14,109)
                                                              --------   ---------   ---------
            Change in cash and cash equivalents.............        32         133        (107)
Cash and cash equivalents, beginning of year................       441         308         415
                                                              --------   ---------   ---------
            Cash and cash equivalents, end of year..........  $    473   $     441   $     308
                                                              --------   ---------   ---------
                                                              --------   ---------   ---------

---------

Notes to Condensed Financial Information of Registrant -- (Parent Company Only)

(1) The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2) Investment in subsidiaries is reflected on the equity method.

                                                                    SCHEDULE III

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
      AS OF DECEMBER 31, 2001, 2000 AND 1999 AND FOR THE YEARS THEN ENDED

                                                                                                                NET
                                              UNPAID                                                        COMMISSIONS
                                            LOSSES AND                                         NET LOSSES   AND CHANGE
                               DEFERRED        LOSS                     NET          NET        AND LOSS    IN DEFERRED
                              ACQUISITION   ADJUSTMENT   UNEARNED     PREMIUMS    INVESTMENT   ADJUSTMENT   ACQUISITION
                                 COSTS       EXPENSES    PREMIUMS      EARNED       INCOME      EXPENSES       COSTS
                                 -----       --------    --------      ------       ------      --------       -----
                                                                   (in thousands)
2001
 PROPERTY-CASUALTY
   DOMESTIC.................   $ 48,455     $2,392,156   $303,398    $  933,809    $180,154    $  805,424    $263,529
   INTERNATIONAL:
      EUROPE................     26,025      1,128,633    137,177       667,233      48,724       614,064     129,042
      OTHER.................     26,666        226,794    113,159       189,297      11,205       142,041      57,805
                               --------     ----------   --------    ----------    --------    ----------    --------
         CONSOLIDATED.......   $101,146     $3,747,583   $553,734    $1,790,339    $240,083    $1,561,529    $450,376
                               --------     ----------   --------    ----------    --------    ----------    --------
                               --------     ----------   --------    ----------    --------    ----------    --------

2000
 Property-Casualty
   Domestic.................   $ 36,994     $1,991,271   $201,015    $  834,994    $173,648    $  556,640    $215,324
   International:
      Europe................     18,798        892,107    114,818       604,976      49,454       515,032     108,264
      Other.................     20,831        193,784    102,788       191,566      11,383       125,224      58,641
                               --------     ----------   --------    ----------    --------    ----------    --------
         Consolidated.......   $ 76,623     $3,077,162   $418,621    $1,631,536    $234,485    $1,196,896    $382,229
                               --------     ----------   --------    ----------    --------    ----------    --------
                               --------     ----------   --------    ----------    --------    ----------    --------

1999
 Property-Casualty
   Domestic.................   $ 33,932     $2,277,655   $194,274    $  768,633    $170,011    $  537,145    $199,843
   International:
      Europe................     16,889        788,187     98,382       565,692      49,975       482,326     119,390
      Other.................     20,201        239,089    105,127       150,309      10,753       129,346      43,252
                               --------     ----------   --------    ----------    --------    ----------    --------
         Consolidated.......   $ 71,022     $3,304,931   $397,783    $1,484,634    $230,739    $1,148,817    $362,485
                               --------     ----------   --------    ----------    --------    ----------    --------
                               --------     ----------   --------    ----------    --------    ----------    --------


                                OTHER        NET
                              OPERATING    PREMIUMS
                              EXPENSES     WRITTEN
                              --------     -------
                                  (in thousands)
2001
 PROPERTY-CASUALTY
   DOMESTIC.................   $24,770    $1,012,983
   INTERNATIONAL:
      EUROPE................    17,329       686,849
      OTHER.................     9,964       205,815
                               -------    ----------
         CONSOLIDATED.......   $52,063    $1,905,647
                               -------    ----------
                               -------    ----------
2000
 Property-Casualty
   Domestic.................   $23,745    $  845,478
   International:
      Europe................    17,818       625,374
      Other.................    10,367       187,727
                               -------    ----------
         Consolidated.......   $51,930    $1,658,579
                               -------    ----------
                               -------    ----------
1999
 Property-Casualty
   Domestic.................   $23,782    $  750,623
   International:
      Europe................    16,426       570,647
      Other.................    10,421       177,254
                               -------    ----------
         Consolidated.......   $50,629    $1,498,524
                               -------    ----------
                               -------    ----------

                                                                     SCHEDULE IV

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                        PERCENTAGE
                                                                                            OF
                                                  CEDED TO     ASSUMED                    AMOUNT
                                          GROSS     OTHER     FROM OTHER                 ASSUMED
                                          AMOUNT  COMPANIES   COMPANIES    NET AMOUNT     TO NET
                                          ------  ---------   ---------    ----------     ------
                                                               (in thousands)
2001
    PREMIUMS WRITTEN:
        PROPERTY-CASUALTY...............    --    $392,249    $2,297,896   $1,905,647      121%

2000
    Premiums written:
        Property-Casualty...............    --    $221,810    $1,880,389   $1,658,579      113%

1999
    Premiums written:
        Property-Casualty...............    --    $192,190    $1,690,714   $1,498,524      113%

                                                                     SCHEDULE VI

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
      AS OF DECEMBER 31, 2001, 2000 AND 1999 AND FOR THE YEARS THEN ENDED

                                                                                          NET LOSSES AND LOSS
                               UNPAID                                                     ADJUSTMENT EXPENSES     NET PAID
                             LOSSES AND                                                       RELATED TO         LOSSES AND
                DEFERRED        LOSS      DISCOUNT                NET          NET       ---------------------      LOSS
               ACQUISITION   ADJUSTMENT    IF ANY   UNEARNED    PREMIUMS    INVESTMENT    CURRENT      PRIOR     ADJUSTMENT
                  COSTS       EXPENSES    DEDUCTED  PREMIUMS     EARNED       INCOME        YEAR       YEARS      EXPENSES
                  -----       --------    --------  --------     ------       ------        ----       -----      --------
                                                              (in thousands)
2001.........   $101,146     $3,747,583      --     $553,734   $1,790,339    $240,083    $1,525,857   $ 35,672   $1,267,559
2000.........   $ 76,623     $3,077,162      --     $418,621   $1,631,536    $234,485    $1,182,539   $ 14,357   $1,344,141
1999.........   $ 71,022     $3,304,931      --     $397,783   $1,484,634    $230,739    $1,216,294   $(67,477)  $1,042,758

                           NET
                       COMMISSIONS
                       AND CHANGE
                       IN DEFERRED      NET
                       ACQUISITION    PREMIUMS
                          COSTS       WRITTEN
                          -----       -------
                            (in thousands)
2001.................   $450,376     $1,905,647
2000.................   $382,229     $1,658,579
1999.................   $362,485     $1,498,524

                                 EXHIBIT INDEX

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
 3.1    -- Certificate of Incorporation, as
           amended through April 19, 1990..........  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
3.1.1   -- Certificate of Amendment of the
           Certificate of Incorporation, dated
           May 25, 1999............................  Filed as exhibit to the Company's 1999
                                                      Annual Report on Form 10-K (File
                                                      No. 1-10545) and incorporated herein by
                                                      reference.
 3.2    -- Amended and Restated By-Laws, as of
           March 25, 1999..........................  Filed as exhibit to the Company's 1998
                                                      Annual Report on Form 10-K (File No.
                                                      1-10545) and incorporated herein by
                                                      reference.
 4.1    -- Form of Common Stock Certificate.......  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.1    -- Amended and Restated Shareholders
           Agreement among American Express
           Company, Gulf Insurance Company, The
           Lambert Brussels Financial Corporation,
           Stoneridge Limited, Mavron Ltd.,
           American International Group, Inc.,
           American Home Assurance Company,
           Metropolitan Life Insurance Company,
           certain trustees under an Indenture of
           Trust made by SwissRe Holding Limited,
           SwissRe Holding Limited, General Re
           Corporation, Compagnie Financiere et de
           Reassurance du Groupe AG, Daido Mutual
           Life Insurance Company, The Nichido Fire
           and Marine Insurance Company, Limited,
           Transatlantic Reinsurance Company, and
           PREINCO Holdings, Inc., dated
           January 5, 1990.........................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.2    -- Exclusive Agency Agreement between
           Transatlantic Reinsurance Company and
           American Home Assurance Company, dated
           February 27, 1980.......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.3    -- Service and Expense Agreement among
           PREINCO Holdings, Inc., Putnam Rein-
           surance Company, and American Interna-
           tional Group, Inc. dated July 1, 1986...  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.4    -- Service and Expense Agreement between
           Transatlantic Reinsurance Company and
           American International Group, Inc.,
           dated December 15, 1977.................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
10.5    -- Investment Management Contract between
           Transatlantic Reinsurance Company and
           AIG Global Investors, Inc. dated
           August 1, 1986..........................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.6    -- Investment Management Contract between
           Putnam Reinsurance Company and AIG
           Global Investors, Inc. dated August 1,
           1986....................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.7    -- Transatlantic Holdings, Inc. 1990 Stock
           Option Plan*............................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.7(a) -- Transatlantic Holdings, Inc. 1990
           Employee Stock Purchase Plan*...........  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-41474)
                                                      and incorporated herein by reference.
10.7(b) -- Amended Transatlantic Holdings, Inc.
           1990 Stock Option Plan*.................  Filed as exhibit to the Company's 1992
                                                      Quarterly Report on Form 10-Q for the
                                                      quarter ended June 30, 1992 (File
                                                      No. 1-10545) and incorporated herein by
                                                      reference.
10.7(c) -- Transatlantic Holdings, Inc. 1995 Stock
           Option Plan and form of Director Option
           Agreement*..............................  Filed as exhibits to the Company's
                                                      Registration Statement on Form S-8 (File
                                                      No. 33-99764) and incorporated herein by
                                                      reference.
10.7(d) -- Amendment to Transatlantic Holdings,
           Inc. 1990 Employee Stock Purchase Plan,
           effective as of December 7, 1995*.......  Filed as exhibit to the Company's Current
                                                      Report on Form 8-K (File No. 1-10545)
                                                      dated January 31, 1996, and incorporated
                                                      herein by reference.
10.7(e) -- Transatlantic Holdings, Inc. 2000 Stock
           Option Plan*............................  Filed as exhibit to the Company's
                                                      Registration Statement on Form S-8 (File
                                                      No. 333-50298) and incorporated herein
                                                      by reference.
10.8    -- Transatlantic Reinsurance Company 1989
           Stock Option Plan*......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.9    -- Transatlantic Reinsurance Company 1984
           Stock Option Plan*......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.10   -- Transatlantic Reinsurance Company 1979
           Stock Option Plan*......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
10.11   -- Quota Share Reinsurance Treaty between
           National Union Fire Insurance Company of
           Pittsburgh, Pa. and Transatlantic
           Reinsurance Company, dated June 5,
           1978....................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.12   -- Quota Share Reinsurance Treaty between
           New Hampshire Insurance Company and
           Transatlantic Reinsurance Company, dated
           February 9, 1978........................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.13   -- Quota Share Reinsurance Treaty between
           American International Underwriters
           Overseas Ltd. and Transatlantic
           Reinsurance Company, dated
           September 22, 1978......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.14   -- Surplus Treaty between American
           International Group Companies and
           Transatlantic Reinsurance Company, dated
           September 29, 1989......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.15   -- Quota Share Reinsurance Treaty among
           Lexington Insurance Company, Landmark
           Insurance Company, New Hampshire
           Insurance Company and Transatlantic
           Reinsurance Company, dated February 28,
           1990....................................  Filed as exhibit to the Company's
                                                      Registration statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.16   -- Representative Facultative Insurance
           Certificate for Casualty Reinsurance
           Risk (Certificate between National Union
           Fire Insurance Company of Pittsburgh,
           Pa. and Transatlantic Reinsurance
           Company, dated January 9, 1990).........  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.17   -- Representative Facultative Insurance
           Certificate for Property Reinsurance
           Risk (Certificate between American Home
           Assurance Company and Transatlantic
           Reinsurance Company, dated March 7,
           1990)...................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
10.18   -- Agreement between American Interna-
           tional Group, Inc. and Transatlantic
           Reinsurance Company, dated December 15,
           1977, providing Transatlantic
           Reinsurance Company with a right of
           first acceptance of reinsurance of risks
           insured by affiliates of American
           International Group, Inc................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.19   -- Aggregate Excess Treaty between
           Transatlantic Reinsurance Company and
           National Union Fire Insurance Company of
           Pittsburgh, Pa., dated November 15,
           1989....................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.20   -- Management Agreement between Transat-
           lantic Reinsurance Company and Putnam
           Reinsurance Company, dated February 15,
           1991....................................  Filed as exhibit to the Company's 1995
                                                      Annual Report on Form 10-K (File No.
                                                      1-10545) and incorporated herein by
                                                      reference.
10.21   -- Quota Share Reinsurance Agreement be-
           tween Transatlantic Reinsurance Company
           and Putnam Reinsurance Company, dated
           December 6, 1995........................  Filed as exhibit to the Company's 1995
                                                      Annual Report on Form 10-K (File No.
                                                      1-10545) and incorporated herein by
                                                      reference.
21.1    -- Subsidiaries of the registrant.........   Filed herewith.
23.1    -- Consent of PricewaterhouseCoopers
           LLP.....................................  Filed herewith.

---------

* Management compensation plan.