Form 10-Q
period 2002-03-31
TRANSATLANTIC HOLDINGS INC
filed 2002-05-15
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to ________

                        Commission File Number    1-10545
                                              -----------


                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)



          DELAWARE                                             13-3355897
      --------------------------------------------   ---------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification Number)


         80 Pine Street, New York, New York                     10005
------------------------------------------------       ------------------------
      (Address of principal executive offices)                 (Zip Code)


   Registrant's telephone number, including area code            (212) 770-2000
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

               YES      X                        NO
                  ------------                     ----------

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of March 31, 2002               52,284,153
                                          -----------------

               TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-Q

          PART I - FINANCIAL INFORMATION

                                                                                                          PAGE
                                                                                                        ---------
ITEM 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                and December 31, 2001............................................................          1

           Consolidated Statements of Operations for the three months ended
                March 31, 2002 and 2001 (unaudited)..............................................          2

           Condensed Consolidated Statements of Cash Flows for the three months
                ended March 31, 2002 and 2001 (unaudited)........................................          3

           Consolidated Statements of Comprehensive Income for the three months
                ended March 31, 2002 and 2001 (unaudited)........................................          4

           Notes to Condensed Consolidated Financial Statements (unaudited)......................          5

Cautionary Statement Regarding Forward-Looking Information.......................................          9

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results
                of Operations....................................................................         10

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk............................         14


      PART II - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K......................................................         15

Signatures.......................................................................................         15

Part I - Item 1


                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2002 and December 31, 2001

                                                                                                 (Unaudited)
                                                                                                    2002           2001
                                                                                                -----------    -----------
                               ASSETS                                                        (in thousands, except share data)
Investments and cash:
     Fixed maturities available for sale, at market value (amortized cost: 2002-$3,695,659;
             2001-$3,550,914) (fixed maturities pledged, at market value: 2002-$422,919;
             2001-$385,542)                                                                      $ 3,762,461    $ 3,653,941
     Equities:
             Common stocks available for sale, at market value (cost: 2002-$506,620;
                  2001-$496,407) (common stocks pledged, at market value: 2002-$16,040;
                  2001-$37,239)                                                                      523,343        512,631
             Nonredeemable preferred stocks available for sale, at market value
                  (cost: 2002-$29,238; 2001-$30,589)                                                  27,182         30,050
     Other invested assets                                                                           287,432        248,275
     Short-term investment of funds received under securities loan agreements                        448,804        432,758
     Short-term investments, at cost which approximates market value                                    --            2,562
     Cash and cash equivalents                                                                       137,751        124,214
                                                                                                 -----------    -----------
                            Total investments and cash                                             5,186,973      5,004,431
Accrued investment income                                                                             62,280         66,850
Premium balances receivable, net                                                                     356,588        379,778
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
     Affiliates                                                                                      235,601        253,919
     Other                                                                                           601,937        620,519
Deferred acquisition costs                                                                           103,109        101,146
Prepaid reinsurance premiums                                                                          69,531         51,226
Federal income tax recoverable                                                                        22,451         43,178
Deferred income taxes                                                                                177,906        184,982
Other assets                                                                                          39,687         35,274
                                                                                                 -----------    -----------
                            Total assets                                                         $ 6,856,063    $ 6,741,303
                                                                                                 ===========    ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                       $ 3,780,474    $ 3,747,583
Unearned premiums                                                                                    575,669        553,734
Reinsurance balances payable                                                                          88,523         84,815
Payable under securities loan agreements                                                             448,804        432,758
Other liabilities                                                                                     82,164         76,403
                                                                                                 -----------    -----------
                            Total liabilities                                                      4,975,634      4,895,293
                                                                                                 -----------    -----------

Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                          --             --
Common Stock, $1.00 par value; shares authorized: 100,000,000;
     shares issued: 2002-53,148,353; 2001-53,119,945                                                  53,148         53,120
Additional paid-in capital                                                                           190,285        189,243
Accumulated other comprehensive income                                                                13,047         27,603
Retained earnings                                                                                  1,638,392      1,590,487
Treasury Stock, at cost; 864,200 shares of common stock                                              (14,443)       (14,443)
                                                                                                 -----------    -----------
                            Total stockholders' equity                                             1,880,429      1,846,010
                                                                                                 -----------    -----------
                            Total liabilities and stockholders' equity                           $ 6,856,063    $ 6,741,303
                                                                                                 ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                     Three Months Ended
                                                                         March 31,
                                                                 2002              2001
                                                            ----------------   --------------

                                                            (in thousands, except per share data)

Revenues:
       Net premiums written                                        $563,555         $445,679
       Increase in net unearned premiums                             (7,552)         (21,372)
                                                            ----------------   --------------

       Net premiums earned                                          556,003          424,307
       Net investment income                                         62,032           59,636
       Realized net capital (losses) gains                           (4,915)           2,881
                                                            ----------------   --------------

                                                                    613,120          486,824
                                                            ----------------   --------------

Expenses:
       Net losses and loss adjustment expenses                      397,873          311,418
       Net commissions                                              136,810          104,342
       Other operating expenses                                      13,266           12,584
       Increase in deferred acquisition costs                        (1,963)          (4,274)
                                                            ----------------   --------------

                                                                    545,986          424,070
                                                            ----------------   --------------

Operating income                                                     67,134           62,754
Other deductions                                                       (480)            (108)
                                                            ----------------   --------------

Income before income taxes                                           66,654           62,646
Income taxes                                                         13,731           12,230
                                                            ----------------   --------------

Net income                                                          $52,923          $50,416
                                                            ================   ==============


Net income per common share: (a)
       Basic                                                          $1.01            $0.97
       Diluted                                                         1.00             0.96

Dividends per common share (a)                                        0.096            0.090

Weighted average common shares outstanding: (a)
       Basic                                                         52,273           52,172
       Diluted                                                       52,818           52,625






(a) Share and per share information reflect all stock splits.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)





                                                                                             2002                2001
                                                                                         -------------       -------------

                                                                                                        (in thousands)

Net cash provided by operating activities                                                    $208,112             $65,290
                                                                                         -------------       -------------
Cash flows from investing activities:
     Proceeds of fixed maturities available for sale sold                                     183,823              92,906
     Proceeds of fixed maturities available for sale redeemed or matured                       75,501              68,737
     Proceeds of equities sold                                                                177,584             201,306
     Purchase of fixed maturities available for sale                                         (402,719)           (203,047)
     Purchase of equities                                                                    (200,319)           (206,998)
     Net purchase of other invested assets                                                    (38,711)             (7,304)
     Net purchase of short-term investment with funds
         received under securities loan agreements                                            (16,046)           (329,055)
     Net sale of short-term investments                                                         2,530              25,693
     Change in other liabilities for securities in course of settlement                        10,272             (45,949)
     Other, net                                                                                 3,896              (3,034)
                                                                                         -------------       -------------
         Net cash used in investing activities                                               (204,189)           (406,745)
                                                                                         -------------       -------------
Cash flows from financing activities:
     Net disbursements from reinsurance deposits                                                 (691)               (835)
     Net funds received under securities loan agreements                                       16,046             329,055
     Dividends to stockholders                                                                 (5,019)             (4,696)
     Proceeds from common stock issued                                                          1,070                 868
                                                                                         -------------       -------------
         Net cash provided by financing activities                                             11,406             324,392
                                                                                         -------------       -------------
Effect of exchange rate changes on cash and cash equivalents                                   (1,792)              1,969
                                                                                         -------------       -------------
         Change in cash and cash equivalents                                                   13,537             (15,094)
Cash and cash equivalents, beginning of period                                                124,214             129,246
                                                                                         -------------       -------------
         Cash and cash equivalents, end of period                                            $137,751            $114,152
                                                                                         =============       =============




The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                 2002          2001
                                                                              -----------  -------------

                                                                                     (in thousands)
Net income                                                                       $52,923        $50,416
                                                                              -----------  -------------

Other comprehensive (loss) income:
     Net unrealized depreciation of investments:
        Net unrealized holding losses arising during period                      (42,505)        (4,677)
        Related income tax effect                                                 14,876          1,637
        Reclassification adjustment for losses (gains) included in
           net income                                                              4,915         (2,881)
        Related income tax effect                                                 (1,720)         1,008
                                                                              -----------  -------------
                                                                                 (24,434)        (4,913)
                                                                              -----------  -------------

     Net unrealized currency translation gain (loss)                              14,916        (12,664)
     Related income tax effect                                                    (5,038)         4,432
                                                                              -----------  -------------
                                                                                   9,878         (8,232)
                                                                              -----------  -------------
     Cumulative effect of an accounting change, net of
        related income tax effect                                                      -         32,406
                                                                              -----------  -------------

Other comprehensive (loss) income                                                (14,556)        19,261
                                                                              -----------  -------------

Comprehensive income                                                             $38,367        $69,677
                                                                              ===========  =============















The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


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


2.   Net Income Per Common Share

      Net income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.



                                                                      Three Months Ended
                                                                           March 31,
                                                                       2002         2001
                                                                    -----------  -----------

                                                                         (in thousands, except
                                                                          per share data)
Net income (numerator)                                                 $52,923      $50,416
                                                                    ===========  ===========

Weighted average common shares outstanding
      used in the computation of net income per share: (a)
      Average shares issued                                             53,137       52,972
      Less: Average shares in treasury                                     864          800
                                                                    -----------  -----------
      Average outstanding shares - basic (denominator)                  52,273       52,172
      Average potential shares, principally stock options                  545          453
                                                                    -----------  -----------
      Average outstanding shares - diluted (denominator)                52,818       52,625
                                                                    ===========  ===========

Net income per common share: (a)
      Basic                                                              $1.01        $0.97
      Diluted                                                             1.00         0.96

(a)   Share and per share information reflect all stock splits.

3.   Reinsurance

      Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:


                                              Three Months Ended
                                                   March 31,
                                            2002              2001
                                        -------------     -------------

                                                 (in thousands)
Gross premiums written                      $661,871          $545,301
Reinsurance ceded                            (98,316)          (99,622)
                                        -------------     -------------
Net premiums written                        $563,555          $445,679
                                        =============     =============

Gross premiums earned                       $636,014          $504,085
Reinsurance ceded                            (80,011)          (79,778)
                                        -------------     -------------
Net premiums earned                         $556,003          $424,307
                                        =============     =============

Gross incurred losses and
     loss adjustment expenses               $459,069          $355,369
Reinsurance ceded                            (61,196)          (43,951)
                                        -------------     -------------
Net losses and loss
     adjustment expenses                    $397,873          $311,418
                                        =============     =============
                                                          .



4.   Cash Dividends

      During the first quarter of 2002, the Board of Directors of Transatlantic Holdings, Inc. (the "Company") declared a dividend of $0.096 per common share, or approximately $5,100,000.


5.   Income Taxes

      In the first quarter of 2002, a change in the U.S. federal income tax law extended the net operating loss carry back period to five years. As a result, Transatlantic Holdings, Inc. and subsidiaries (TRH) is now able to fully utilize its tax basis net operating loss for 2001 by carrying it back to prior years. Therefore, TRH will no longer need to carry forward a minimum tax credit, as previously disclosed, that resulted in a deferred tax benefit. Accordingly, in the first quarter of 2002, federal income tax recoverable has been increased by $19.6 million and deferred income taxes (asset) has been reduced by $19.6 million to reflect TRH's intent under the new tax law.

      In addition, income taxes (refunded) paid, net, in the first quarter totaled ($22,199,000) and $2,523,000 in 2002 and 2001, respectively.

6.   Segment Information

      The following table presents a summary of comparative financial data by segment:


                                                                     International
                                                                -------------------------------
                                                 Domestic         Europe(4)          Other          Consolidated
                                              ---------------   ---------------   -------------   ----------------
                                                                               (in thousands)
Three Months Ended March 31, 2002:

Revenues(1)(2)(3)                                  $ 346,823          $203,626         $62,671          $ 613,120
Income (loss) before income taxes(2)                  51,843            14,825             (14)            66,654


Three Months Ended March 31, 2001:

Revenues(1)(2)(3)                                  $ 278,467          $156,882         $51,475          $ 486,824
Income (loss) before income taxes(2)                  65,448             9,438         (12,240)            62,646


----------------------------------------------



(1) Revenues represent the sum of net premiums earned, net investment income and realized net capital gains (losses).

(2) Domestic revenues and income before income taxes include realized net capital (losses) gains of ($5,422) and $3,694 for the three months ended March 31, 2002 and 2001, respectively. Realized net capital gains (losses) for other segments in each of the periods presented are not material.

(3) Net revenues from affiliates approximate $44,000 and $30,000 for the three months ended March 31, 2002 and 2001, respectively, and are included primarily in domestic revenues.

(4) Includes revenues from the London, England office of $128,338 and $106,234 for the three months ended March 31, 2002 and 2001, respectively.




7.   Accounting Standards

      (a) Adoption of Statement of Financial Accounting Standards (SFAS) No. 133 and Change in Classification of Certain Fixed Maturities

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

           In accordance with the transition provisions of SFAS No. 133, as amended, TRH transferred during the first quarter of 2001 all of its fixed maturities in the held-to-maturity classification (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the fixed maturities available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) has been recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2001. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold fixed maturities acquired in the future to their maturity.

      (b) Adoption of SFAS No. 142

           SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the FASB in June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." TRH adopted SFAS No. 142, in accordance with its provisions, on January 1, 2002. The implementation of this standard did not have a material effect on TRH's results of operations, financial position or cash flows.


8.  Additional Information

      For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2001.

                TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-Q and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only TRH's belief regarding future events and financial performance, many of which, by their nature, are inherently uncertain and outside of TRH's control. These statements may address, among other things, TRH's strategy and expectations for growth, product development, government and industry regulatory actions, market conditions, financial results and reserves, as well as the expected impact on TRH of natural and man-made (e.g., terrorist attacks) catastrophic events and political, economic, legal and social conditions. It is possible that TRH's actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH's actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions and cyclical industry conditions, credit quality, government and regulatory policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, and the uncertainties inherent in international operations, and are further discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I - Item 2



                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2002


OPERATIONAL REVIEW

         RESULTS OF OPERATIONS. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:


                                                       Three Months Ended
                                                             March 31,
                                          ---------------------------------------
                                              2002          2001        Change
                                          ---------------------------------------
                                                    (dollars in millions)
Net premiums written                            $ 563.6       $ 445.7       26.4 %
Net premiums earned                               556.0         424.3       31.0
Net investment income                              62.0          59.6        4.0


         Net premiums written for the first quarter of 2002 significantly exceeded the comparable 2001 amount principally as a result of increases in both domestic and international treaty business. Significant domestic net premiums written growth in the first quarter of 2002 compared to the first quarter of 2001 occurred in automobile liability, specialty casualty classes (principally directors' and officers' and professional liability) and ocean marine and aviation lines. The increase in international net premiums written (principally in Europe) was primarily caused by significant increases in automobile liability, professional liability and property lines. Increases in net premiums written in the 2002 period as compared to the same prior year period resulted from significant rate increases and, to a lesser extent, increased capacity provided.

         International business represented 45.5 percent of worldwide net premiums written for the first quarter of 2002 compared to 46.9 percent for the respective 2001 quarter. On a worldwide basis, casualty lines business represented 81.6 percent of net premiums written for the first three months of 2002 versus 79.5 percent in the comparable 2001 period. The balance represented property lines.

         The difference in the percentage increase in net premiums written compared to the percentage increase in net premiums earned is caused by differences in earnings patterns related to variances in the inception dates of business assumed and the mix of business between pro rata and excess-of-loss for the respective periods.

         With respect to the market environment, rates, terms and conditions continue to improve in virtually all classes that Transatlantic Holdings, Inc. and its subsidiaries (TRH) underwrites worldwide, augmenting generally increasing rate levels experienced over at least the last twelve months. Nevertheless, the reinsurance marketplace worldwide remains competitive, with significant additional capital having entered the market, and TRH cannot predict, with any reasonable certainty, future market conditions.

         The great majority of the increase in net investment income for the first quarter of 2002 versus the comparable 2001 period was generated by fixed maturities and resulted principally from the investment of significant positive operating cash flow generated in recent periods, offset, in part, by rates that are lower on fixed maturities recently purchased than those on fixed maturities recently sold, redeemed or matured. (See discussion of cash flow under FINANCIAL CONDITION AND LIQUIDITY.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
MARCH 31, 2002

         The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for the periods indicated:


                                                           Three Months Ended
                                                                March 31,
                                                   ------------------------------
                                                        2002           2001
                                                   ------------------------------
Loss and loss adjustment expense ratio                  71.6           73.4
Underwriting expense ratio                              26.6           26.2
Combined ratio                                          98.2           99.6


         No significant catastrophe losses occurred in the first quarter of either 2002 or 2001. The loss and loss adjustment expense ratio, which represents net losses and loss adjustment expenses divided by net premiums earned, improved in 2002 as a result of improvements in rates, terms and conditions over the last year. The underwriting expense ratio, which represents the sum of net commissions and other operating expenses divided by net premiums written, increased in the 2002 first quarter compared to the year ago quarter as the acquisition cost component increase of 0.9 was partially offset by a reduction in the other operating expense component of 0.5.

         Income before income taxes totaled $66.7 million in the first quarter of 2002 versus $62.6 million in the first quarter of 2001. The increase in income before income taxes resulted from improved underwriting results and increased net investment income, offset, in part, by the movement from realized net capital gains in 2001 to realized net capital losses in 2002. Excluding pre-tax realized capital (losses) gains, income before income taxes would have increased 19.8 percent year over year.

         All of the per common share amounts included in this "Management's Discussion" reflect all stock splits.

         The effective tax rate in the first quarter of 2002 was 20.6 percent compared to 19.5 percent for the same prior year quarter.

         Net income for the first quarter of 2002 was $52.9 million, or $1.00 per common share (diluted), compared to first quarter 2001 net income of $50.4 million, or $0.96 per common share (diluted). Reasons for the fluctuations are as discussed above.

         First quarter 2002 income excluding after-tax realized capital (losses) gains increased 15.6 percent to $56.1 million, or $1.06 per common share (diluted), compared to $48.5 million, or $0.92 per common share (diluted), in the same prior year quarter.

         In the first quarter of 2002, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.096 per common share to stockholders of record as of June 7, 2002, payable on June 14, 2002.

         SEGMENT RESULTS

         Domestic - Comparing the results of the first quarter of 2002 with the same prior year period, domestic revenues increased compared to the prior year. This increase was caused principally by increased net premiums written, as discussed earlier in the OPERATIONAL REVIEW, offset, in part, by a movement to realized net capital losses reflected in the 2002 period compared to realized net capital gains in the same year ago period. Income before income taxes in the 2002 first quarter decreased compared to the same 2001 period due to a slight deterioration of domestic underwriting results and movement from realized net capital gains in 2001 to realized net capital losses in 2002, offset, in part, by an increase in net investment income.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
MARCH 31, 2002

         International - Europe (London and Paris branches and Trans Re Zurich)
- Comparing the results of the first quarter of 2002 with the same prior year period, European revenues increased compared to the prior year primarily due to the increases in net premiums written in London and at Trans Re Zurich. Income before income taxes for the first quarter of 2002 increased due principally to improved underwriting results in 2002 compared to 2001.

         International - Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches) - Comparing the results of the first quarter of 2002 with the same prior year period, International-Other revenues increased compared to the prior year due primarily to an increase in net premiums written in Miami and Toronto in the 2002 period versus the comparable 2001 period. Loss before income taxes for the first quarter of 2002 was significantly reduced compared to the same prior year period principally due to improved underwriting results in the Miami and Hong Kong branches.

FINANCIAL CONDITION AND LIQUIDITY. The increase in cash and invested assets at March 31, 2002 compared to December 31, 2001 was due, in large part, to positive cash flow from operations during the first quarter of 2002.

         In the first quarter of 2002, a change in the U.S. federal income tax law extended the net operating loss carry back period to five years. As a result, TRH is now able to fully utilize its tax basis net operating loss for 2001 by carrying it back to prior years. Therefore, TRH will no longer need to carry forward a minimum tax credit, as previously disclosed, that resulted in a deferred tax benefit. Accordingly, in the first quarter of 2002, federal income tax recoverable has been increased by $19.6 million and deferred income taxes (asset) has been reduced by $19.6 million to reflect TRH's intent under the new tax law.

         Stockholders' equity totaled $1,880.4 million at March 31, 2002, a net increase of $34.4 million from year-end 2001. The increase in stockholders' equity during 2002 is primarily composed of net income of $52.9 million, partially offset by a decrease in accumulated other comprehensive income of $14.6 million (See Consolidated Statements of Comprehensive Income) and dividends declared of $5.1 million.

         The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized depreciation of investments, net of income taxes, of $24.4 million (composed principally of decreases of $23.5 million from unrealized depreciation of fixed maturities available for sale and $0.7 million from unrealized depreciation of equities) offset, in part, by a net unrealized currency translation gain, net of income taxes, of $9.8 million.

         Market values of invested assets may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

         Operating cash flow for the first three months of 2002 was $208.1 million, an increase of $142.8 million over the same 2001 period. This increase was caused largely by increased net premiums written, net of commissions, increased reinsurance recoveries and movement to a significant tax refund in the 2002 first quarter compared to tax payments in the comparable 2001 quarter, offset, in part, by increased losses paid. The increase in paid losses is generally due to an increase in premium volume and the continued shift in the business mix towards lines with shorter payment patterns. Management believes that the liquidity of TRH has not materially changed since the end of 2001.

         TRH's operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. See Part I Item 3 of this Form 10-Q for a discussion of market risk.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
MARCH 31, 2002

ACCOUNTING STANDARDS

         ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 133 AND CHANGE IN CLASSIFICATION OF CERTAIN FIXED MATURITIES. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board (FASB) in June 1998, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with the standard, TRH adopted its provisions on January 1, 2001 with no resulting effect on net income or cash flows.

         In accordance with the transition provisions of SFAS No. 133, as amended, TRH transferred during the first quarter of 2001 all of its fixed maturities in the held-to-maturity classification (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the fixed maturities available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) has been recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2001. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold fixed maturities acquired in the future to their maturity.

         ADOPTION OF SFAS NO. 142. SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the FASB in June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." TRH adopted SFAS No. 142, in accordance with its provisions, on January 1, 2002. The implementation of this standard did not have a material effect on TRH's results of operations, financial position or cash flows.

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

         TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first three months of 2002 and for the year ended December 31, 2001 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

         The following table presents the VaR on a combined basis and of each component of market risk for the three months ended March 31, 2002 and for the year ended December 31, 2001. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein:




Market Risk
-----------
(in millions)

                         2002                                         2001
                       -----------------------------------------    -----------------------------------------
                        Quarter-                                       Year-
                          End     Average     High       Low           End     Average     High       Low
                       -----------------------------------------    -----------------------------------------
Combined                   $ 118     $ 115      $ 118     $ 111         $ 111       $ 96     $ 111      $ 80
Interest rate                113       106        113        99            99         82        99        66
Equity                        55        55         55        55            55         53        55        51
Currency                       2         2          3         2             3          3         4         3

 Part II - Item 6.  Exhibits and Reports on Form 8-K

           (a)  There are no exhibits included with this filing.

           (b) In a Current Report on Form 8-K filed on January 8, 2002, Transatlantic Holdings, Inc. reported the issuance of a press release (attached as an exhibit to that Form 8-K) on January 7, 2002 announcing its preliminary estimate of reinsurance exposure related to Enron Corporation.


 Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.



                                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TRANSATLANTIC HOLDINGS, INC.
                                   -----------------------------------------
                                                  (Registrant)



                                              /s/ STEVEN S. SKALICKY
                                   -----------------------------------------
                                               Steven S. Skalicky
                            On behalf of the registrant and in his capacity as Executive Vice President - Chief Financial Officer
                             (Principal Financial and Accounting Officer)






Dated May 14, 2002