Form 10-Q
period 2002-06-30
TRANSATLANTIC HOLDINGS INC
filed 2002-08-09
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to ________

                             Commission File Number 1-10545
                                                    -------

                          TRANSATLANTIC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       DELAWARE                                           13-3355897
----------------------------------------       --------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

  80 Pine Street, New York, New York                           10005
----------------------------------------       ---------------------------------
(Address of principal executive offices)                    (Zip Code)


 Registrant's telephone number, including area code           (212) 770-2000
                                                            -------------------

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

                   YES      X                        NO
                       ------------                     ----------

 Indicate the number of shares outstanding of each of the issuer's classes of
 common stock, as of June 30, 2002    52,299,497
                                      ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


                                                                                                          PAGE
                                                                                                          ----
ITEM 1.        Financial Statements:

               Consolidated Balance Sheets as of June 30, 2002 (unaudited)
                    and December 31, 2001...............................................                     1

               Consolidated Statements of Operations for the three and six months
                    ended June 30, 2002 and 2001 (unaudited)............................                     2

               Condensed Consolidated Statements of Cash Flows for the six months
                    ended June 30, 2002 and 2001 (unaudited)............................                     3

               Consolidated Statements of Comprehensive Income for the three and
                    six months ended June 30, 2002 and 2001 (unaudited).................                     4

               Notes to Condensed Consolidated Financial Statements (unaudited).........                     5


Cautionary Statement Regarding Forward-Looking Information..............................                     9


ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.......................................................                    10


ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk...............                    15


                           PART II - OTHER INFORMATION

ITEM 4.        Submission of Matters to a Vote of Security Holders......................                    16


ITEM 6.        Exhibits and Reports on Form 8-K.........................................                    17


Signatures     .........................................................................                    17

Part I - Item 1


                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   As of June 30, 2002 and December 31, 2001



                                                                                         (Unaudited)
                                                                                             2002                2001
                                                                                         -----------         ------------
                                       ASSETS                                            (in thousands, except share data)
Investments and cash:
      Fixed maturities available for sale, at market value (amortized cost:
          2002-$3,855,105; 2001-$3,550,914) (fixed maturities pledged, at market
          value: 2002-$360,785; 2001-$385,542)                                            $3,991,743           $3,653,941
      Equities:
          Common stocks available for sale, at market value (cost: 2002-$511,787;
               2001-$496,407) (common stocks pledged, at market value: 2002-$6,345;
               2001-$37,239)                                                                 460,035              512,631
          Nonredeemable preferred stocks available for sale, at market value
               (cost: 2002-$28,042; 2001-$30,589)                                             26,085               30,050
      Other invested assets                                                                  294,657              248,275
      Short-term investment of funds received under securities loan agreements               374,281              432,758
      Short-term investments, at cost which approximates market value                            356                2,562
      Cash and cash equivalents                                                              136,849              124,214
                                                                                          ----------           ----------
               Total investments and cash                                                  5,284,006            5,004,431
Accrued investment income                                                                     67,787               66,850
Premium balances receivable, net                                                             400,686              379,778
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                             236,412              253,919
      Other                                                                                  612,000              620,519
Deferred acquisition costs                                                                   112,760              101,146
Prepaid reinsurance premiums                                                                  61,161               51,226
Federal income tax recoverable                                                                38,420               43,178
Deferred income taxes                                                                        170,379              184,982
Other assets                                                                                  40,373               35,274
                                                                                          ----------           ----------
               Total assets                                                               $7,023,984           $6,741,303
                                                                                          ==========           ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                                $3,860,430           $3,747,583
Unearned premiums                                                                            616,622              553,734
Reinsurance balances payable                                                                 119,054               84,815
Payable under securities loan agreements                                                     374,281              432,758
Other liabilities                                                                            102,110               76,403
                                                                                          ----------           ----------
               Total liabilities                                                           5,072,497            4,895,293
                                                                                          ----------           ----------

Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                     -                    -
Common Stock, $1.00 par value; shares authorized: 100,000,000;
      shares issued: 2002-53,163,697; 2001-53,119,945                                         53,164               53,120
Additional paid-in capital                                                                   190,865              189,243
Accumulated other comprehensive income                                                        27,122               27,603
Retained earnings                                                                          1,694,779            1,590,487
Treasury Stock, at cost; 864,200 shares of common stock                                      (14,443)             (14,443)
                                                                                          ----------           ----------
               Total stockholders' equity                                                  1,951,487            1,846,010
                                                                                          ----------           ----------
               Total liabilities and stockholders' equity                                 $7,023,984           $6,741,303
                                                                                          ==========           ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended          Six Months Ended
                                                        June 30,                    June 30,
                                                   2002         2001           2002          2001
                                                 ---------   ----------     ----------   ----------
                                                       (in thousands, except per share data)
Revenues:
       Net premiums written                       $592,026     $460,899     $1,155,581    $906,578
       Increase in net unearned premiums           (40,198)     (17,261)       (47,750)    (38,633)
                                                 ---------   ----------     ----------   ---------

       Net premiums earned                         551,828      443,638      1,107,831     867,945
       Net investment income                        64,354       59,897        126,386     119,533
       Realized net capital gains (losses)           3,369        2,251         (1,546)      5,132
                                                 ---------   ----------     ----------   ---------

                                                   619,551      505,786      1,232,671     992,610
                                                 ---------   ----------     ----------   ---------

Expenses:
       Net losses and loss adjustment expenses     400,944      334,048        798,817     645,466
       Net commissions                             137,670      114,251        274,480     218,593
       Other operating expenses                     13,636       13,146         26,902      25,730
       Increase in deferred acquisition costs       (9,651)      (4,230)       (11,614)     (8,504)
                                                 ---------   ----------     ----------   ---------

                                                   542,599      457,215      1,088,585     881,285
                                                 ---------   ----------     ----------   ---------

Operating income                                    76,952       48,571        144,086     111,325
Other income (deductions)                              517           25             37         (83)
                                                 ---------   ----------     ----------   ---------

Income before income taxes                          77,469       48,596        144,123     111,242
Income taxes                                        15,960        8,750         29,691      20,980
                                                 ---------   ----------     ----------   ---------

Net income                                        $ 61,509     $ 39,846     $  114,432    $ 90,262
                                                 =========   ==========     ==========   =========

Net income per common share:
       Basic                                         $1.18        $0.76          $2.19       $1.73
       Diluted                                        1.16         0.76           2.17        1.71

Dividends per common share                           0.100        0.096          0.196       0.186

Weighted average common shares outstanding:
       Basic                                        52,291       52,223         52,282      52,199
       Diluted                                      52,801       52,745         52,808      52,687



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)



                                                                                2002          2001
                                                                             ---------     ---------
                                                                                 (in thousands)
Net cash provided by operating activities                                    $ 304,756     $ 116,970
                                                                             ---------     ---------
Cash flows from investing activities:
     Proceeds of fixed maturities available for sale sold                      343,600       215,717
     Proceeds of fixed maturities available for sale redeemed or matured       169,365       103,914
     Proceeds of equities sold                                                 345,897       378,527
     Purchase of fixed maturities available for sale                          (763,654)     (448,023)
     Purchase of equities                                                     (370,854)     (399,497)
     Net (purchase) sale of other invested assets                              (45,185)       42,724
     Net sale (purchase) of short-term investment of funds
         received under securities loan agreements                              58,477      (421,188)
     Net sale of short-term investments                                          2,279        28,559
     Change in other liabilities for securities in course of settlement         30,527       (28,774)
     Other, net                                                                  3,438        (3,454)
                                                                             ---------     ---------
         Net cash used in investing activities                                (226,110)     (531,495)
                                                                             ---------     ---------
Cash flows from financing activities:
     Net disbursements from reinsurance deposits                                (1,717)       (2,950)
     Net funds (disbursed) received under securities loan agreements           (58,477)      421,188
     Dividends to stockholders                                                 (10,039)       (9,396)
     Proceeds from common stock issued                                           1,666         2,532
                                                                             ---------     ---------
         Net cash (used in) provided by financing activities                   (68,567)      411,374
                                                                             ---------     ---------
Effect of exchange rate changes on cash and cash equivalents                     2,556          (900)
                                                                             ---------     ---------
         Change in cash and cash equivalents                                    12,635        (4,051)
Cash and cash equivalents, beginning of period                                 124,214       129,246
                                                                             ---------     ---------
         Cash and cash equivalents, end of period                            $ 136,849     $ 125,195
                                                                             =========     =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                         Three Months Ended      Six Months Ended
                                                                              June 30,                 June 30,
                                                                          2002        2001        2002       2001
                                                                         -------   --------     --------   ---------
                                                                                      (in thousands)
Net income                                                               $61,509   $ 39,846     $114,432    $ 90,262
                                                                         -------   --------     --------   ---------

Other comprehensive income (loss):
     Net unrealized appreciation (depreciation) of investments:
        Net unrealized holding gains (losses) arising during period        5,327    (14,217)     (37,178)    (18,894)
        Related income tax effect                                         (1,864)     4,976       13,012       6,613
        Reclassification adjustment for (gains) losses included in
           net income                                                     (3,369)    (2,251)       1,546      (5,132)
        Related income tax effect                                          1,179        788         (541)      1,796
                                                                         -------   --------     --------   ---------
                                                                           1,273    (10,704)     (23,161)    (15,617)
                                                                         -------   --------     --------   ---------

     Net unrealized currency translation gain (loss)                      19,696     (2,047)      34,612     (14,711)
     Related income tax effect                                            (6,894)       717      (11,932)      5,149
                                                                         -------   --------     --------   ---------
                                                                          12,802     (1,330)      22,680      (9,562)
                                                                         -------   --------     --------   ---------
     Cumulative effect of an accounting change, net of
        related income tax effect                                              -          -            -      32,406
                                                                         -------   --------     --------   ---------

Other comprehensive income (loss)                                         14,075    (12,034)        (481)      7,227
                                                                         -------   --------     --------   ---------

Comprehensive income                                                     $75,584   $ 27,812     $113,951    $ 97,489
                                                                         =======   ========     ========   =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1. General

   The condensed consolidated financial statements are unaudited, but have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements include the accounts of Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH). All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform the prior year's presentation with 2002.

   For further information, refer to the Transatlantic Holdings, Inc. Form 10-K for the year ended December 31, 2001 and Form 10-Q for the quarter ended March 31, 2002.


2. Net Income Per Common Share

   Net income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.


                                                                 Three Months Ended           Six Months Ended
                                                                     June 30,                     June 30,
                                                                 2002         2001           2002          2001
                                                                -------      -------       --------  ------------
                                                                     (in thousands, except per share data)
Net income (numerator)                                          $61,509      $39,846       $114,432       $90,262
                                                                =======      =======       ========       =======

Weighted average common shares outstanding
      used in the computation of net income per share:
      Average shares issued                                      53,155       53,023         53,146        52,999
      Less: Average shares in treasury                              864          800            864           800
                                                                -------      -------       --------       -------
      Average outstanding shares - basic (denominator)           52,291       52,223         52,282        52,199
      Average potential shares, principally stock options           510          522            526           488
                                                                -------      -------       --------       -------
      Average outstanding shares - diluted (denominator)         52,801       52,745         52,808        52,687
                                                                =======      =======       ========       =======

Net income per common share:
      Basic                                                       $1.18        $0.76          $2.19         $1.73
      Diluted                                                      1.16         0.76           2.17          1.71

3. Reinsurance

   Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:


                                          Three Months Ended                     Six Months Ended
                                               June 30,                             June 30,
                                        2002             2001                2002               2001
                                      ---------         --------          ----------          ----------
                                                                   (in thousands)
Gross premiums written                $ 691,883         $543,855          $1,353,754          $1,089,156
Reinsurance ceded                       (99,857)         (82,956)           (198,173)           (182,578)
                                      ---------         --------          ----------          ----------
Net premiums written                  $ 592,026         $460,899          $1,155,581          $  906,578
                                      =========         ========          ==========          ==========

Gross premiums earned                 $ 660,055         $518,873          $1,296,069          $1,022,958
Reinsurance ceded                      (108,227)         (75,235)           (188,238)           (155,013)
                                      ---------         --------          ----------          ----------
Net premiums earned                   $ 551,828         $443,638          $1,107,831          $  867,945
                                      =========         ========          ==========          ==========

Gross incurred losses and
   loss adjustment expenses           $ 449,686         $392,724          $  908,755          $  748,093
Reinsurance ceded                       (48,742)         (58,676)           (109,938)           (102,627)
                                      ---------         --------          ----------          ----------
Net losses and loss
     adjustment expenses              $ 400,944         $334,048          $  798,817          $  645,466
                                      =========         ========          ==========          ==========



4. Cash Dividends

   During the second quarter of 2002, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.10 per common share, or approximately $5,200,000 in the aggregate.


5. Income Taxes

   In the first quarter of 2002, a change in the U.S. federal income tax law extended the net operating loss carry back period to five years. As a result, TRH may now fully utilize its tax basis net operating loss for 2001 by carrying it back to prior years. Therefore, TRH will no longer need to carry forward a minimum tax credit, as disclosed in the year-end 2001 consolidated financial statements, that resulted in a deferred tax benefit in that year. Instead, to reflect TRH's intent under the new tax law, federal income tax recoverable has been increased by $19.6 million and deferred income taxes (asset) has been reduced by $19.6 million in the first quarter of 2002 and remains unchanged through June 30, 2002.

   In addition, income taxes paid, net, in the second quarter totaled $31,967,000 and $24,984,000 in 2002 and 2001, respectively. For the 2002 and
2001 six month periods, income taxes paid, net, totaled $9,767,000 and $27,506,000, respectively.

6. Segment Information

   The following table presents a summary of comparative financial data by segment:


                                                                       International
                                                                  ------------------------
                                                   Domestic       Europe(3)         Other          Consolidated
                                                   --------       --------         -------          ---------
                                                                          (in thousands)
Three Months Ended June 30, 2002:

Revenues(1)(2)                                     $342,787       $217,693         $59,071           $619,551
Income (loss) before income taxes(1)                 70,403         15,213          (8,147)            77,469


Three Months Ended June 30, 2001:

Revenues(1)(2)                                     $259,896       $195,496         $50,394           $505,786
Income (loss) before income taxes(1)                 30,932         18,923          (1,259)            48,596




                                                                       International
                                                                  ------------------------
                                                   Domestic       Europe(3)         Other          Consolidated
                                                   --------       --------         -------          ---------
                                                                          (in thousands)
Six Months Ended June 30, 2002:

Revenues(1)(2)                                     $689,610       $421,319        $121,742         $1,232,671
Income (loss) before income taxes(1)                122,246         30,038          (8,161)           144,123


Six Months Ended June 30, 2001:

Revenues(1)(2)                                     $538,363       $352,378        $101,869         $  992,610
Income (loss) before income taxes(1)                 96,380         28,361         (13,499)           111,242


---------------------------
(1) Domestic revenues and income before income taxes include realized net capital gains (losses) of $4,237 and $2,164 for the three months ended June 30, 2002 and 2001, respectively, and ($1,185) and $5,858 for the six months ended June 30, 2002 and 2001, respectively. Realized net capital gains (losses) for other segments in each of the periods presented is not material.

(2) Net revenues from affiliates approximate $69,000 and $28,000 for the three months ended June 30, 2002 and 2001, respectively, and $112,000 and $57,000 for the six months ended June 30, 2002 and 2001, respectively, and are included primarily in Domestic and International-Europe revenues.

(3) Includes revenues from the London, England office of $120,688 and $101,711 for the three months ended June 30, 2002 and 2001, respectively, and $249,026 and $207,945 for the six months ended June 30, 2002 and 2001, respectively.

7. Adoption of Statement of Financial Accounting Standards (SFAS) No. 133 and Change in Classification of Certain Fixed Maturities

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

   In accordance with the transition provisions of SFAS No. 133, as amended, TRH transferred during the first quarter of 2001 all of its fixed maturities in the held-to-maturity classification (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the fixed maturities available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) has been recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive Income for the six months ended June 30, 2001. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold fixed maturities acquired in the future to their maturity.

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

Part I - Item 2


                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2002


OPERATIONAL REVIEW

         RESULTS OF OPERATIONS. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:


                                    Three Months Ended                      Six Months Ended
                                         June 30,                              June 30,
                              ------------------------------       --------------------------------
                               2002        2001       Change         2002         2001       Change
                              ------------------------------       --------------------------------
                                                  (dollars in millions)
Net premiums written          $592.0      $460.9       28.5%       $1,155.6      $906.6       27.5%
Net premiums earned            551.8       443.6       24.4         1,107.8       867.9       27.6
Net investment income           64.4        59.9        7.4           126.4       119.5        5.7


         Net premiums written for the second quarter and first six months of 2002 significantly exceeded the comparable 2001 periods principally as a result of increases in both domestic and international treaty business. Significant domestic treaty net premiums written growth in the second quarter of 2002 compared to the second quarter of 2001 occurred in specialty casualty (principally medical malpractice, directors' and officers' and professional liability), private passenger automobile liability, general casualty and property lines. The increase in second quarter 2002 versus second quarter 2001 international treaty net premiums written (principally in Europe) was primarily caused by significant increases in property and commercial automobile liability lines. With respect to comparative six month net premiums written, significant domestic increases in the 2002 period compared to the same prior year period occurred in specialty casualty (principally directors' and officers', professional liability and medical malpractice), private passenger automobile liability and general casualty lines. Significant increases in international business occurred in commercial automobile liability, property and professional liability lines. Increases in net premiums written in the 2002 periods as compared to the same prior year periods resulted from significant rate increases and, to a lesser extent, increased capacity provided.

         International business represented 46.2 percent of worldwide net premiums written for the first six months of 2002 compared to 48.3 percent for the respective 2001 period. On a worldwide basis, casualty lines business represented 79.2 percent of net premiums written for the first six months of 2002 versus 79.7 percent in the comparable 2001 period. The balance represented property lines.

         Generally, reasons for increases in gross premiums written between years are similar to those for net premiums written as discussed above. Ceded premiums written for the second quarter and first six months of 2002 increased over comparable 2001 periods. A significant portion of the increases resulted from the increased cost of catastrophe reinsurance as well as additional coverage purchased, offset, in part, by a reduction in activity under certain domestic contracts in the specialty casualty area wherein a substantial portion of premiums assumed under those agreements were retroceded to non-affiliates.

         With respect to the 2002 second quarter compared to the 2001 second quarter, the difference in the percentage increase in net premiums written compared to the percentage increase in net premiums earned is caused by differences in earnings patterns related to variances in the inception dates of business assumed and the mix of business between pro rata and excess-of-loss for the respective periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
JUNE 30, 2002


         With respect to the market environment, rates, terms and conditions continued to improve in virtually all classes that Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) underwrites worldwide, augmenting generally increasing rate levels experienced over at least the last twelve months. Nevertheless, the reinsurance marketplace worldwide remains competitive, with significant additional capital having entered the market, and TRH cannot predict, with any reasonable certainty, future market conditions.

         The increases in net investment income for the second quarter and first six months of 2002 versus the comparable 2001 periods were due, in large part, to the investment of significant positive operating cash flow generated in recent periods and, to a lesser extent, to the impact of the weakening U.S. dollar compared to certain currencies in which TRH's net investment income is earned. (See discussion of cash flow under FINANCIAL CONDITION AND LIQUIDITY.)

         The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for the periods indicated:


                                      Three Months Ended        Six Months Ended
                                           June 30,                June 30,
                                      ------------------        ------------------
                                       2002        2001          2002        2001
                                      ------------------        ------------------
Loss and loss adjustment
     expense ratio                      72.7        75.3          72.1        74.4
Underwriting expense ratio              25.5        27.6          26.1        26.9
Combined ratio                          98.2       102.9          98.2       101.3


         TRH reported no significant catastrophe losses in the second quarter and first six months of 2002. The loss and loss adjustment expense ratios, which represent net losses and loss adjustment expenses divided by net premiums earned, and the combined ratios for each of the second quarter and first six months of 2001 include the impact of $15 million of pre-tax catastrophe losses resulting from second quarter 2001 events. These losses added 3.3 and 1.7, respectively, to the second quarter and first six months of 2001 loss and loss adjustment expense ratios and combined ratios. The loss and loss adjustment expense ratio improved during the second quarter and first six months of 2002 compared to the year ago periods principally as a result of the abovementioned catastrophe losses.

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

         The underwriting expense ratio, which represents the sum of net commissions and other operating expenses divided by net premiums written, decreased in the 2002 second quarter compared to the year ago quarter as the acquisition cost component decreased by 1.6 and the other operating expense component declined by 0.5. For the comparable six month periods, the underwriting expense ratio declined as the acquisition cost component decreased by 0.3 and the operating expense component decreased by 0.5. With respect to the acquisition cost component, the decreases between periods are generally due to a slight change in the mix of business between periods. With respect to the operating expense component, the decreases between the periods are due to the fact that the rates of increase in operating expenses are being significantly exceeded by the rates of increase of net premiums written for the respective periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
JUNE 30, 2002


         Income before income taxes increased 59.4 percent to $77.5 million in the second quarter of 2002 versus $48.6 million in the second quarter of 2001. The increase in income before income taxes in the 2002 second quarter versus the comparable 2001 quarter resulted from improved underwriting results in 2002, due largely to the absence of significant catastrophe losses in the 2002 period and a reduction in the underwriting expense ratio, and increased net investment income. Excluding pre-tax catastrophe losses and net realized capital gains, second quarter 2002 income before income taxes would have increased 20.8 percent to $74.1 million from $61.3 million reported in the comparable prior year period. For the first six month periods, income before income taxes increased
29.6 percent to $144.1 million in 2002 versus $111.2 million in 2001. The increase in income before income taxes in the first six months of 2002 versus the same prior year period resulted from improved underwriting results in 2002, including the absence of significant catastrophe losses in the 2002 period and a reduction in the underwriting expense ratio, and increased net investment income in the 2002 period, offset, in part, by the impact of realized net capital losses in the first six months of 2002 versus realized net capital gains in the comparable 2001 period. Excluding pre-tax catastrophe losses and net realized capital gains (losses), income before income taxes for the first six months of 2002 would have totaled $145.7 million versus $121.1 million in the comparable prior year period, an increase of 20.3 percent.

         The effective tax rate for both the second quarter and first six months of 2002 was 20.6 percent versus 18.0 percent and 18.9 percent for the second quarter and first six months of 2001, respectively. The increased effective tax rates in the 2002 periods versus the comparable 2001 periods result primarily from the fact that income before income taxes is increasing at a greater rate than tax-exempt investment income year over year.

         Net income for the second quarter of 2002 increased 54.4 percent to $61.5 million, or $1.16 per common share (diluted), compared to $39.8 million, or $0.76 per common share (diluted), in the 2001 second quarter. Net income includes after-tax net realized capital gains of $2.2 million and $1.5 million in the second quarters of 2002 and 2001, respectively. Net income for the second quarter of 2001 also includes after-tax catastrophe losses of $12.3 million. Second quarter 2002 income excluding after-tax net realized capital gains and catastrophe losses increased 17.0 percent to $59.3 million, or $1.12 per common share (diluted), compared to $50.7 million, or $0.96 per common share (diluted), in the year ago quarter.

         Net income for the first six months of 2002 increased 26.8 percent to $114.4 million, or $2.17 per common share (diluted), compared to $90.3 million, or $1.71 per common share (diluted), in the same prior year period. Net income includes after-tax net realized capital (losses) gains of ($1.0) million and $3.3 million for the first six months of 2002 and 2001, respectively. Net income for the first six months of 2001 also includes after-tax catastrophe losses of $12.3 million. For the first six months of 2002, income excluding after-tax net realized capital (losses) gains and catastrophe losses totaled $115.4 million, or $2.19 per common share (diluted), compared to $99.2 million, or $1.88 per common share (diluted), in the first six months of 2001, an increase of 16.3 percent.

         Reasons for the increases in net income between periods are as discussed above.

         In the second quarter of 2002, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.10 per common share to stockholders of record as of September 6, 2002, payable on September 13, 2002. This represents a
4.2 percent increase over the prior quarterly dividend.

         SEGMENT RESULTS

         Domestic - Comparing each of the three and six month periods ending June 30, 2002 with the same prior year periods, domestic revenues increased over the prior year. This increase was caused principally by increased net premiums written and earned, as discussed earlier in the OPERATIONAL REVIEW. Income before income taxes for the three and six month periods ending June 30, 2002 increased compared to the same 2001 periods due principally to improved underwriting results, which were reflected in lower loss and loss adjustment expense ratios (including the absence of pre-tax catastrophe losses which amounted to $15 million in each of the second quarter and first six months of
2001), and lower underwriting expense ratios in the 2002 periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
JUNE 30, 2002


         International - Europe (London and Paris branches and Trans Re Zurich)
- Comparing the results of each of the three and six month periods ending June 30, 2002 with the same prior year periods, European revenues increased compared to the prior year primarily due to the increases in net premiums written and earned in London and at Trans Re Zurich. Income before income taxes for the second quarter of 2002 decreased compared to the same prior year period due to a slight deterioration of underwriting results offset, in part, by increased net investment income. For the first six months of 2002 versus the comparable 2001 period, income before income taxes increased due principally to an increase in net investment income, offset, in part, by a slight deterioration of underwriting results.

         International - Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches) Comparing the results of each of the three and six month periods ending June 30, 2002 with the same prior year periods, International-Other revenues increased compared to the prior year periods due, in large part, to increases in net premiums written and earned in Miami and Hong Kong in the 2002 periods versus comparable 2001 periods. Loss before income taxes for the second quarter of 2002 worsened compared to the year ago period due to increased loss activity in the 2002 period (principally in Miami and Tokyo) offset, in part, by a lower underwriting expense ratio. The improvement in loss before income taxes for the first six months of 2002 compared to the same prior year period was principally due to improved underwriting results reflected principally in a lower underwriting expense ratio.

FINANCIAL CONDITION AND LIQUIDITY. The increase in cash and invested assets at June 30, 2002 compared to December 31, 2001 was due, in large part, to positive cash flow from operations during the first six months of 2002 and, to a lesser extent, the foreign exchange impact of a weakened U.S. dollar at June 2002 compared principally to the primary European currencies in which TRH holds investments, offset, in part, by funds disbursed under securities loan agreements.

         In the first quarter of 2002, a change in the U.S. federal income tax law extended the net operating loss carry back period to five years. As a result, TRH may now fully utilize its tax basis net operating loss for 2001 by carrying it back to prior years. Therefore, TRH will no longer need to carry forward a minimum tax credit, as disclosed in the year-end 2001 consolidated financial statements, that resulted in a deferred tax benefit in that year. Instead, to reflect TRH's intent under the new tax law, federal income tax recoverable has been increased by $19.6 million and deferred income taxes (asset) has been reduced by $19.6 million in the first quarter of 2002 and remains unchanged through June 30, 2002.

         Stockholders' equity totaled $1,951.5 million at June 30, 2002, a net increase of $105.5 million from year-end 2001. The increase in stockholders' equity during 2002 is primarily composed of net income of $114.4 million, partially offset by a decrease in accumulated other comprehensive income of $0.5 million (See Consolidated Statements of Comprehensive Income) and dividends declared of $10.3 million.

         The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized depreciation of investments, net of income taxes, of $23.2 million, offset, in large part, by a net unrealized currency translation gain, net of income taxes, of $22.7 million. The net unrealized depreciation of investments is composed principally of $45.1 million from unrealized depreciation of equities, due to significant weakness in the equity markets, partially offset by an increase of $21.8 million from unrealized appreciation of fixed maturities available for sale.

         Market values of invested assets may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
JUNE 30, 2002


         Operating cash flow for first six months of 2002 was $304.8 million, an increase of $187.8 million over the same 2001 period. This increase was caused largely by increased net premiums written, net of commissions, increased reinsurance recoveries and a reduction in tax payments in the 2002 period compared to the 2001 period, offset, in part, by increased losses paid. The increase in paid losses is generally due to an increase in premium volume and the continued shift in the business mix towards lines with shorter payment patterns. Management believes that the liquidity of TRH has not materially changed since the end of 2001.

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

CRITICAL ACCOUNTING POLICIES

      TRH considers among its most important accounting policies those policies with respect to reserves for losses and loss adjustment expenses and deferred acquisition costs. These are the policies that require management's most significant exercise of judgment on both a quantitative and qualitative basis. See further discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements in the Transatlantic Holdings, Inc. Form 10-K for the year ended December 31, 2001.


ACCOUNTING STANDARD. Adoption of Statement of Financial Accounting Standards
(SFAS) No. 133 and Change in Classification of Certain Fixed Maturities: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board (FASB) in June 1998, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with the standard, TRH adopted its provisions on January 1, 2001 with no resulting effect on net income or cash flows.

           In accordance with the transition provisions of SFAS No. 133, as amended, TRH transferred during the first quarter of 2001 all of its fixed maturities in the held-to-maturity classification (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the fixed maturities available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) has been recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive Income for the six months ended June 30, 2001. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold fixed maturities acquired in the future to their maturity.

Part I - Item 3


                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates.

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

         TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first six months of 2002 and for the year ended December 31, 2001 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

         The following table presents the VaR on a combined basis and of each component of market risk for the six months ended June 30, 2002 and for the year ended December 31, 2001. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein:


Market Risk
(in millions)


                                      2002                                               2001
                    -----------------------------------------       --------------------------------------------
                     As of                                              As of
                    June 30,     Average      High        Low       December 31,     Average      High      Low
                    -----------------------------------------       --------------------------------------------
Combined                $104        $111      $118       $104               $111         $96      $111       $80
Interest rate            107         106       113         99                 99          82        99        66
Equity                    48          53        55         48                 55          53        55        51
Currency                   2           2         3          2                  3           3         4         3

Part II - Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on May 16, 2002, the stockholders:

         (a) elected nine directors as follows:


                                                                         SHARES              SHARES NOT
                       NOMINEE                    SHARES FOR            WITHHELD               VOTING
                       -------                    ----------            --------             ----------
              Takashi Aihara                      50,709,401             681,687              892,556
              James Balog                         51,262,932             128,156              892,556
              C. Fred Bergsten                    50,709,401             681,687              892,556
              Maurice R. Greenberg                50,709,229             681,859              892,556
              John J. Mackowski                   51,262,932             128,156              892,556
              Edward E. Matthews                  51,262,954             128,134              892,556
              Robert F. Orlich                    51,263,104             127,984              892,556
              Howard I. Smith                     50,709,401             681,687              892,556
              Thomas R. Tizzio                    51,262,954             128,134              892,556


         (b) approved, by a vote of 51,093,263 shares to 296,581 shares, with 1,244 abstentions and 892,556 shares not voting, a proposal to ratify PricewaterhouseCoopers LLP as independent accountants of Transatlantic Holdings, Inc. for 2002.

Part II - Item 6. Exhibits and Reports on Form 8-K

        There are no exhibits included with this filing nor were any reports on Form 8-K filed for the three months ended June 30, 2002.


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


Dated August 9, 2002