Form 10-Q
period 2002-09-30
TRANSATLANTIC HOLDINGS INC
filed 2002-11-14
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

                  YES   X                             NO
                      -----                               ----

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of September 30, 2002      52,306,424
                                       -------------------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


                                                                                      PAGE
                                                                                      ----
ITEM 1. Financial Statements:

        Consolidated Balance Sheets as of September 30, 2002 (unaudited)
             and December 31, 2001...................................................   1

        Consolidated Statements of Operations for the three and nine months
             ended September 30, 2002 and 2001 (unaudited)...........................   2

        Condensed Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2002 and 2001 (unaudited)...........................   3

        Consolidated Statements of Comprehensive Income (Loss) for the three and
             nine months ended September 30, 2002 and 2001 (unaudited)...............   4

        Notes to Condensed Consolidated Financial Statements (unaudited).............   5

Cautionary Statement Regarding Forward-Looking Information...........................  10

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
             of Operations...........................................................  11

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk...................  17

ITEM 4. Controls and Procedures......................................................  18

                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.............................................  19

Signatures...........................................................................  19

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.............  20

Part I - Item 1

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2002 and December 31, 2001



                                                                                       (Unaudited)
                                                                                          2002                  2001
                                                                                       -----------           -----------
                                       ASSETS                                          (in thousands, except share data)
Investments and cash:

      Fixed maturities available for sale, at market value (amortized cost:
          2002-$3,953,435; 2001-$3,550,914) (fixed maturities pledged, at market
          value: 2002-$354,067; 2001-$385,542)                                          $4,175,160            $3,653,941
      Equities:
          Common stocks available for sale, at market value (cost:
               2002-$489,993; 2001-$496,407) (common stocks pledged, at market
               value: 2002-$6,611; 2001-$37,239)                                           420,053               512,631
          Nonredeemable preferred stocks available for sale, at market value
               (cost: 2002-$28,436; 2001-$30,589)                                           27,708                30,050
      Other invested assets                                                                593,896               248,275
      Short-term investment of funds received under securities loan agreements             367,657               432,758
      Short-term investments, at cost which approximates market value                       10,973                 2,562
      Cash and cash equivalents                                                            134,062               124,214
                                                                                        ----------            ----------
               Total investments and cash                                                5,729,509             5,004,431
Accrued investment income                                                                   77,455                66,850
Premium balances receivable, net                                                           422,723               379,778
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
      Affiliates                                                                           228,932               253,919
      Other                                                                                597,619               620,519
Deferred acquisition costs                                                                 124,698               101,146
Prepaid reinsurance premiums                                                                74,580                51,226
Federal income tax recoverable                                                              16,549                43,178
Deferred income taxes                                                                      158,425               184,982
Other assets                                                                                20,428                35,274
                                                                                        ----------            ----------
               Total assets                                                             $7,450,918            $6,741,303
                                                                                        ==========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                              $3,897,701            $3,747,583
Unearned premiums                                                                          684,491               553,734
Reinsurance balances payable                                                               131,534                84,815
Payable under securities loan agreements                                                   367,657               432,758
Payable for securities in course of settlement                                             299,726                32,341
Other liabilities                                                                           29,289                44,062
                                                                                        ----------            ----------
               Total liabilities                                                         5,410,398            4,895,293
                                                                                        ----------            ----------
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                   -                     -
Common Stock, $1.00 par value; shares authorized: 100,000,000;
      shares issued: 2002-53,170,624; 2001-53,119,945                                       53,171                53,120
Additional paid-in capital                                                                 190,987               189,243
Accumulated other comprehensive income                                                      59,985                27,603
Retained earnings                                                                        1,750,820             1,590,487
Treasury Stock, at cost; 864,200 shares of common stock                                    (14,443)              (14,443)
                                                                                        ----------            ----------
               Total stockholders' equity                                                2,040,520             1,846,010
                                                                                        ----------            ----------
               Total liabilities and stockholders' equity                               $7,450,918            $6,741,303
                                                                                        ==========            ==========




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                         2002          2001            2002              2001
                                                       --------      ---------      ----------    --------------
                                                               (in thousands, except per share data)
Revenues:
       Net premiums written                            $687,207      $ 520,017      $1,842,788      $1,426,595
       Increase in net unearned premiums                (49,861)       (40,722)        (97,611)        (79,355)
                                                       --------      ---------      ----------      ----------
       Net premiums earned                              637,346        479,295       1,745,177       1,347,240
       Net investment income                             63,476         60,345         189,862         179,878
       Realized net capital gains                         1,915          2,716             369           7,848
                                                       --------      ---------      ----------      ----------
                                                        702,737        542,356       1,935,408       1,534,966
                                                       --------      ---------      ----------      ----------
Expenses:
       Net losses and loss adjustment expenses          458,092        543,473       1,256,909       1,188,939
       Net commissions                                  165,973        131,102         440,453         349,695
       Other operating expenses                          13,818         13,087          40,720          38,817
       Increase in deferred acquisition costs           (11,938)        (8,810)        (23,552)        (17,314)
                                                       --------      ---------      ----------      ----------
                                                        625,945        678,852       1,714,530       1,560,137
                                                       --------      ---------      ----------      ----------
Operating income (loss)                                  76,792       (136,496)        220,878         (25,171)
Other (deductions) income                                  (260)            96            (223)             13
                                                       --------      ---------      ----------      ----------
Income (loss) before income taxes                        76,532       (136,400)        220,655         (25,158)
Income taxes (benefits)                                  15,261        (58,570)         44,952         (37,590)
                                                       --------      ---------      ----------      ----------
Net income (loss)                                      $ 61,271       ($77,830)     $  175,703      $  12,432
                                                       ========      =========      ==========      ==========
Net income (loss) per common share:
       Basic                                              $1.17         ($1.49)          $3.36           $0.24
       Diluted                                             1.16          (1.49)           3.33            0.24

Dividends per common share                                0.100          0.096           0.296           0.282

Weighted average common shares outstanding:
       Basic                                             52,305         52,262          52,289          52,217
       Diluted                                           52,725         52,262          52,781          52,714



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                2002                 2001
                                                                             -----------           ---------
                                                                                      (in thousands)
Net cash provided by operating activities                                    $   435,745           $ 167,508
                                                                             -----------           ---------

Cash flows from investing activities:

     Proceeds of fixed maturities available for sale sold                        822,772             284,861
     Proceeds of fixed maturities available for sale redeemed or matured         282,602             160,480
     Proceeds of equities sold                                                   476,862             596,714
     Purchase of fixed maturities available for sale                          (1,404,736)           (589,138)
     Purchase of equities                                                       (522,785)           (620,414)
     Net (purchase) sale of other invested assets                               (344,281)             37,678
     Net sale (purchase) of short-term investment of funds
         received under securities loan agreements                                65,101            (477,140)
     Net (purchase) sale of short-term investments                                (8,339)             19,985
     Change in payable for securities in course of settlement                    267,385             (53,326)
     Other, net                                                                   14,875              (3,412)
                                                                             -----------           ---------
         Net cash used in investing activities                                  (350,544)           (643,712)
                                                                             -----------           ---------
Cash flows from financing activities:

     Net funds (disbursed) received under securities loan agreements             (65,101)            477,140
     Dividends to stockholders                                                   (15,270)            (14,415)
     Proceeds from common stock issued                                             1,795               2,873
     Acquisition of treasury stock                                                     -              (4,443)
     Other                                                                        (1,739)             (3,732)
                                                                             -----------           ---------
         Net cash (used in) provided by financing activities                     (80,315)            457,423
                                                                             -----------           ---------
Effect of exchange rate changes on cash and cash equivalents                       4,962                 449
                                                                             -----------           ---------
         Change in cash and cash equivalents                                       9,848             (18,332)
Cash and cash equivalents, beginning of period                                   124,214             129,246
                                                                             -----------           ---------
         Cash and cash equivalents, end of period                            $   134,062           $ 110,914
                                                                             ===========           =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30,                September 30,
                                                                         2002           2001          2002          2001
                                                                       --------       --------      --------      --------
                                                                                           (in thousands)
Net income (loss)                                                      $ 61,271       ($77,830)     $175,703      $ 12,432
                                                                       --------       --------      --------      --------
Other comprehensive income:
     Net unrealized appreciation (depreciation) of investments:
        Net unrealized holding gains (losses) arising during period      70,183         11,332        33,005        (7,562)
        Related income tax effect                                       (24,564)        (3,966)      (11,552)        2,647
        Reclassification adjustment for gains included in net income     (1,915)        (2,716)         (369)       (7,848)
        Related income tax effect                                           670            951           129         2,747
                                                                       --------       --------      --------      --------
                                                                         44,374          5,601        21,213       (10,016)
                                                                       --------       --------      --------      --------
     Net unrealized currency translation (loss) gain                    (17,710)          (794)       16,902       (15,505)
     Related income tax effect                                            6,199            277        (5,733)        5,426
                                                                       --------       --------      --------      --------
                                                                        (11,511)          (517)       11,169       (10,079)
                                                                       --------       --------      --------      --------
     Cumulative effect of an accounting change, net of
        related income tax effect                                             -              -             -        32,406
                                                                       --------       --------      --------      --------
Other comprehensive income                                               32,863          5,084        32,382        12,311
                                                                       --------       --------      --------      --------
Comprehensive income (loss)                                            $ 94,134       ($72,746)     $208,085      $ 24,743
                                                                       =========      ========      ========      ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

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

     For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2001 and Form 10-Q filings for the first two quarters of 2002.

2.   Net Income (Loss) Per Common Share

     Net income (loss) per common share for the periods presented has been computed below based upon weighted average common shares outstanding.


                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                         2002        2001           2002          2001
                                                                       -------     --------       --------       -------
                                                                             (in thousands, except per share data)
Net income (loss) (numerator)                                          $61,271     ($77,830)      $175,703       $12,432
                                                                       =======     ========       ========       =======
Weighted average common shares outstanding
      used in the computation of net income (loss) per share:

      Average shares issued                                             53,169       53,078         53,153        53,023
      Less: Average shares in treasury                                     864          816            864           806
                                                                       -------     --------       --------       -------
      Average outstanding shares - basic (denominator)                  52,305       52,262         52,289        52,217
      Average potential shares, principally stock options (a)              420            -            492           497
                                                                       -------     --------       --------       -------
      Average outstanding shares - diluted (denominator)                52,725       52,262         52,781        52,714
                                                                       =======     ========       ========       =======

Net income (loss) per common share:
      Basic                                                              $1.17       ($1.49)         $3.36         $0.24
      Diluted (a)                                                         1.16        (1.49)          3.33          0.24

(a) As the impact of potential shares for the three months ended September 30, 2001 is antidilutive (i.e., reduces the loss per common share) because there is a loss from continuing operations, potential shares are not included in the diluted net loss per common share calculation for that period.

3.   Impact of September 11, 2001 Terrorist Attacks on the United States

     Results for each of the three and nine month periods ended September 30, 2001 include pre-tax net losses and loss adjustment expenses of $200 million, representing gross incurred losses and loss adjustment expenses of $414 million less related reinsurance ceded of $214 million, from the September 11th terrorist attacks, or $130 million after tax.

4.   Reinsurance

     Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                          Three Months Ended                    Nine Months Ended
                                             September 30,                        September 30,
                                        2002             2001                2002                2001
                                      ---------        ---------          ----------          ----------
                                                              (in thousands)
Gross premiums written                $ 830,929         $616,990          $2,184,683          $1,706,145
Reinsurance ceded                      (143,722)         (96,973)           (341,895)           (279,550)
                                      ---------        ---------          ----------          ----------
Net premiums written                  $ 687,207         $520,017          $1,842,788          $1,426,595
                                      =========        =========          ==========          ==========

Gross premiums earned                 $ 767,649         $577,849          $2,063,718          $1,600,807
Reinsurance ceded                      (130,303)         (98,554)           (318,541)           (253,567)
                                      ---------        ---------          ----------          ----------
Net premiums earned                   $ 637,346         $479,295          $1,745,177          $1,347,240
                                      =========        =========          ==========          ==========

Gross incurred losses and
     loss adjustment expenses         $ 457,499        $ 791,676          $1,366,254          $1,539,769
Reinsurance ceded                           593         (248,203)           (109,345)           (350,830)
                                      ---------        ---------          ----------          ----------
Net losses and loss
     adjustment expenses              $ 458,092        $ 543,473          $1,256,909          $1,188,939
                                      =========        =========          ==========          ==========


5.   Cash Dividends

     During the third quarter of 2002, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.10 per common share, or approximately $5,200,000 in the aggregate.

6.   Income Taxes

     Tax expense recorded in each of the three and nine month periods ended September 30, 2001 reflects the full tax benefit resulting from the $200 million of losses and loss adjustment expenses from the September 11th attacks, or $70 million. Principally as a result of the impact of the aforementioned unusual item, tax benefits of ($58.6) million and ($37.6) million were recorded in the Statements of Operations for the three and nine month periods ending September 30, 2001, respectively.

     In addition, income taxes (refunded) paid, net, in the third quarter totaled ($887,000) and $411,000 in 2002 and 2001, respectively. For the 2002 and 2001 nine month periods, income taxes paid, net, totaled $8,880,000 and $27,918,000, respectively.

7.   Segment Information

     The following tables present a summary of comparative financial data by segment:


                                                                    International
                                                                -----------------------
                                                Domestic        Europe(3)        Other       Consolidated
                                                ---------       ---------    ----------      ------------
                                                                     (in thousands)
Three Months Ended September 30, 2002:

Net premiums written                            $ 382,845       $ 225,808       $78,554         $ 687,207
Net premiums earned                               357,247         216,935        63,164           637,346
Net investment income                              45,553          14,961         2,962            63,476
Revenues(1)(2)                                    404,689         231,988        66,060           702,737
Net losses and loss adjustment expenses           247,794         171,642        38,656           458,092
Underwriting expenses(4)                          107,826          48,331        23,634           179,791
Adjusted underwriting profit(5)                     7,223             161         4,017            11,401
Income before income taxes(1)                      54,543          15,326         6,663            76,532


Three Months Ended September 30, 2001:

Net premiums written                            $ 292,847       $ 180,220       $46,950         $ 520,017
Net premiums earned                               265,559         169,101        44,635           479,295
Net investment income                              44,834          12,642         2,869            60,345
Revenues(1)(2)                                    313,217         181,743        47,396           542,356
Net losses and loss adjustment expenses(6)        288,873         226,074        28,526           543,473
Underwriting expenses(4)                           83,551          43,260        17,378           144,189
Adjusted underwriting loss(5)(6)                 (101,144)        (97,584)         (829)         (199,557)
(Loss) income before income taxes(1)(6)           (53,647)        (84,813)        2,060          (136,400)

                                                                    International
                                                                ------------------------
                                                 Domestic        Europe(3)       Other       Consolidated
                                                ----------      -----------   ----------     ------------
                                                                     (in thousands)
Nine Months Ended September 30, 2002:

Net premiums written                            $1,005,026      $ 629,786       $207,976       $1,842,788
Net premiums earned                                954,986        610,665        179,526        1,745,177
Net investment income                              138,609         42,533          8,720          189,862
Revenues(1)(2)                                   1,094,299        653,307        187,802        1,935,408
Net losses and loss adjustment expenses            646,545        478,848        131,516        1,256,909
Underwriting expenses(4)                           281,890        135,461         63,822          481,173
Adjusted underwriting profit (loss)(5)              38,493          2,276        (10,122)          30,647
Income (loss) before income taxes(1)               176,789         45,364         (1,498)         220,655


Nine Months Ended September 30, 2001:

Net premiums written                            $  761,397      $ 514,884       $150,314       $1,426,595
Net premiums earned                                708,058        497,681        141,501        1,347,240
Net investment income                              134,840         36,583          8,455          179,878
Revenues(1)(2)                                     851,580        534,121        149,265        1,534,966
Net losses and loss adjustment expenses(6)         603,276        478,708        106,955        1,188,939
Underwriting expenses(4)                           215,991        117,048         55,473          388,512
Adjusted underwriting loss(5)(6)                  (100,278)       (93,366)       (19,253)        (212,897)
Income (loss) before income taxes(1)(6)             42,733        (56,452)       (11,439)         (25,158)


--------------
(1) Domestic revenues and income (loss) before income taxes include realized net capital gains of $1,889 and $2,824 for the three months ended September 30, 2002 and 2001, respectively, and $704 and $8,682 for the nine months ended September 30, 2002 and 2001, respectively. Realized net capital gains (losses) for other segments in each of the periods presented is not material.

(2) Net revenues from affiliates approximate $87,000 and $39,000 for the three months ended September 30, 2002 and 2001, respectively, and $199,000 and $96,000 for the nine months ended September 30, 2002 and 2001, respectively, and are included primarily in Domestic and International-Europe revenues.

(3) Includes revenues from the London, England office of $141,494 and $107,908 for the three months ended September 30, 2002 and 2001, respectively, and $390,520 and $315,853 for the nine months ended September 30, 2002 and 2001, respectively.

(4) Underwriting expenses represent the sum of net commissions and other operating expenses.

(5) Adjusted underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(6) Results for each of the three and nine month periods ended September 30, 2001 include pre-tax net losses and loss adjustment expenses of $200 million (representing $100 million from Domestic operations and $100 million from International-Europe operations) from the September 11th terrorist attacks.

8.    Other Invested Assets

      Other invested assets includes $411.2 million and $95.2 million as of September 30, 2002 and December 31, 2001, respectively, representing the market value of an investment in a limited duration bond fund managed by a subsidiary of American International Group, Inc. (AIG).

9. Adoption of Statement of Financial Accounting Standards (SFAS) No. 133 and Change in Classification of Certain Fixed Maturities

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

     In accordance with the transition provisions of SFAS No. 133, as amended, TRH transferred during the first quarter of 2001 all of its fixed maturities in the held-to-maturity classification (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the fixed maturities available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) has been recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2001. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold fixed maturities acquired in the future to their maturity.

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

Part I - Item 2

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2002

OPERATIONAL REVIEW

     RESULTS OF OPERATIONS. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:


                                                 Three Months Ended                       Nine Months Ended
                                                    September 30,                            September 30,
                                          --------------------------------        ---------------------------------
                                            2002         2001       Change           2002         2001       Change
                                          --------------------------------        ---------------------------------
                                                                 (dollars in millions)
Net premiums written                      $687.2       $520.0         32.2%       $1,842.8     $1,426.6        29.2%
Net premiums earned                        637.3        479.3         33.0         1,745.2      1,347.2        29.5
Net investment income                       63.5         60.3          5.2           189.9        179.9         5.6


     Net premiums written for the third quarter and first nine months of 2002 significantly exceeded the comparable 2001 periods principally as a result of increases in both domestic and international treaty business. Significant domestic treaty net premiums written growth in the third quarter of 2002 compared to the third quarter of 2001 occurred in specialty casualty (principally directors' and officers' liability, professional liability and medical malpractice), automobile liability and property lines. The increase in third quarter 2002 versus third quarter 2001 international treaty net premiums written (the majority of which emanated from the London office and Latin American Division) was primarily caused by significant increases in property, automobile liability and ocean marine and aviation lines. With respect to comparative nine month net premiums written, significant domestic increases in the 2002 period compared to the same prior year period occurred in specialty casualty (principally directors' and officers' liability, professional liability and medical malpractice), automobile liability, property and general casualty lines. Significant increases in international business occurred in automobile liability, property, medical malpractice and other professional liability lines principally from the London office, Trans Re Zurich and the Latin American Division. Increases in net premiums written in the 2002 periods as compared to the same prior year periods resulted from significant rate increases and, to a lesser extent, increased capacity provided. As premiums written are earned on a pro-rata basis over the terms of the related coverages, the reasons for increases in net premiums earned in 2002 over the comparable 2001 periods are generally similar to the reasons for increases in net premiums written over recent periods.

     International business represented 45.5 percent of worldwide net premiums written for the first nine months of 2002 compared to 46.6 percent for the respective 2001 period. On a worldwide basis, casualty lines business represented 78.1 percent of net premiums written for the first nine months of 2002 versus 79.5 percent in the comparable 2001 period. The balance represented property lines.

     Generally, reasons for increases in gross premiums written between years are similar to those for net premiums written as discussed above. Ceded premiums written for the third quarter and first nine months of 2002 increased over comparable 2001 periods. A significant portion of the increases resulted from the increased cost of catastrophe reinsurance as well as additional coverage purchased.

     With respect to the market environment, rates, terms and conditions are improving in virtually all classes that Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) underwrites worldwide, continuing the trend of generally increasing rate levels experienced over at least the last year. Nevertheless, the reinsurance marketplace worldwide remains competitive, with significant additional capital having entered the market, and TRH cannot predict, with any reasonable certainty, future market conditions.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
SEPTEMBER 30, 2002

     The increases in net investment income for the third quarter and first nine months of 2002 versus the comparable 2001 periods were generally due to the investment of significant positive operating cash flow generated in recent periods and, to a lesser extent, to the impact of the weakening U.S. dollar compared to certain currencies in which TRH's net investment income is earned, offset, in part, by declining investment yields, particularly from the fixed maturity portfolio, and by increased investment balances towards the end of the third quarter of 2002 in a limited duration liquid investment (i.e., the limited duration bond fund included in other invested assets) that generates a lower yield than longer-term fixed maturities. (See discussion of cash flow and investment activity under FINANCIAL CONDITION AND LIQUIDITY.)

     The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

                                          Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                          ------------------      -----------------
                                          2002         2001       2002         2001
                                          ------------------      -----------------
Consolidated:
     Loss and loss adjustment
          expense ratio                   71.9         113.4       72.0        88.3
     Underwriting expense ratio           26.1          27.7       26.1        27.2
     Combined ratio                       98.0         141.1       98.1       115.5

-----------------------------------------------------------------------------------

Domestic:
     Loss and loss adjustment
          expense ratio                   69.3         108.8       67.7        85.2
     Underwriting expense ratio           28.2          28.5       28.1        28.4
     Combined ratio                       97.5         137.3       95.8       113.6

International:
     Loss and loss adjustment
          expense ratio                   75.1         119.1       77.2        91.6
     Underwriting expense ratio           23.6          26.7       23.8        26.0
     Combined ratio                       98.7         145.8      101.0       117.6



     TRH reported no significant catastrophe losses in the third quarter and first nine months of 2002. The loss and loss adjustment expense ratios, which represent net losses and loss adjustment expenses divided by net premiums earned, and the combined ratios for each of the third quarter and first nine months of 2001 include the impact of pre-tax catastrophe losses amounting to $200 million related to the third quarter 2001 terrorist attacks (Domestic: $100 million; International: $100 million (primarily incurred through the London market)) and $215 million primarily related to the terrorist attacks (Domestic:
$115 million; International: $100 million), respectively. For the third quarter of 2001, significant catastrophe losses added 41.7 to each of the loss and loss adjustment expense ratio and combined ratio for consolidated TRH, and 37.7 and
46.8 to each of such ratios for its domestic and international operations, respectively. For the first nine months of 2001, significant catastrophe losses added 16.0 to each of the loss and loss adjustment expense ratio and combined ratio for consolidated TRH, and 16.2 and 15.6 to each of such ratios for its domestic and international operations, respectively. The loss and loss adjustment expense ratios improved during the third quarter and first nine months of 2002 compared to the comparable year ago periods principally as a result of the abovementioned catastrophe losses.

     With respect to ceded incurred losses, the 2001 amounts for the third quarter and nine month periods are significantly higher than comparable 2002 amounts due largely to ceded losses in the 2001 periods related to the terrorist attacks.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
SEPTEMBER 30, 2002

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

     The underwriting expense ratio for consolidated TRH, which represents the sum of net commissions and other operating expenses divided by net premiums written, decreased in the 2002 third quarter compared to the year ago quarter as the acquisition cost component decreased by 1.1 and the other operating expense component declined by 0.5. For the comparable nine month periods, the underwriting expense ratio in 2002 declined compared to 2001 as the acquisition cost component decreased by 0.6 and the operating expense component decreased by
0.5. With respect to the acquisition cost component, the decreases between periods are generally due to a slight change in the mix of business between periods. With respect to the operating expense component, the decreases between the periods are due to the fact that the rates of increase in operating expenses are being significantly exceeded by the rates of increase of net premiums written for the respective periods.

     For a discussion of underwriting results by segment see SEGMENT RESULTS below.

     Income before income taxes increased to $76.5 million in the third quarter of 2002 versus a loss before income taxes of ($136.4) million in the third quarter of 2001. The increase to income before income taxes in the 2002 third quarter versus the loss before income taxes in the comparable 2001 quarter resulted from improved underwriting results in 2002, due largely to the absence of significant catastrophe losses in the 2002 period and a reduction in the underwriting expense ratio, and increased net investment income. Excluding pre-tax catastrophe losses and net realized capital gains, third quarter 2002 income before income taxes would have increased 22.6 percent to $74.6 million from $60.9 million reported in the comparable prior year period. For the nine month periods, income before income taxes increased to $220.7 million in 2002 versus a loss before income taxes of ($25.2) million in 2001. The increase to income before income taxes in the first nine months of 2002 versus the loss before income taxes in the same prior year period resulted from improved underwriting results in 2002, including the absence of significant catastrophe losses in the 2002 period and a reduction in the underwriting expense ratio, and increased net investment income in the 2002 period. Excluding pre-tax catastrophe losses and net realized capital gains, income before income taxes for the first nine months of 2002 would have totaled $220.3 million versus $182.0 million in the comparable prior year period, an increase of 21.0 percent.

     Income tax expenses of $15.3 million, representing an effective tax rate of
19.9 percent, and $45.0 million, with an effective tax rate of 20.4 percent, were recorded for the three and nine month periods ending September 30, 2002, respectively, compared to income tax benefits of ($58.6) million, with an effective tax rate of 42.9 percent, and ($37.6) million, with an effective tax rate of 149.4 percent, for the comparable year ago periods. As losses from the 2001 terrorist attacks were considered an unusual item, the full tax benefit resulting from those charges, or $70 million, was reflected in each of the three month and nine month periods ending September 30, 2001. The impact on the effective tax rate and nature of components in a reconciliation of the federal income tax statutory rate of 35 percent to the respective effective tax rates in the 2002 periods are generally similar to the two years prior to 2001 (see Note 4 of Notes to Consolidated Financial Statements contained in Transatlantic Holdings, Inc. Form 10-K for the year ended December 31, 2001). The tax benefit related to the cost of the terrorist attacks in 2001 primarily accounts for the significantly different percentage relationship between income tax expense (benefit) and income (loss) before income taxes in comparing the third quarter and first nine months of 2002 to the same 2001 periods. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
SEPTEMBER 30, 2002

     Net income for the third quarter of 2002 increased to $61.3 million, or $1.16 per common share (diluted), compared to a net loss of ($77.8) million, or ($1.49) per common share (diluted), in the 2001 third quarter. Net income (loss) includes after-tax net realized capital gains of $1.2 million and $1.8 million in the third quarters of 2002 and 2001, respectively. Net loss for the third quarter of 2001 also includes after-tax catastrophe losses of $130 million related to the terrorist attacks. Third quarter 2002 income excluding after-tax net realized capital gains and significant catastrophe losses increased 19.1 percent to $60.0 million, or $1.14 per common share (diluted), compared to $50.4 million, or $0.96 per common share (diluted), in the year ago quarter.

     Net income for the first nine months of 2002 increased to $175.7 million, or $3.33 per common share (diluted), compared to $12.4 million, or $0.24 per common share (diluted), in the same prior year period. Net income includes after-tax net realized capital gains of $0.2 million and $5.1 million for the first nine months of 2002 and 2001, respectively. Net income for the first nine months of 2001 also includes after-tax catastrophe losses of $141 million, which includes $130 million related to the third quarter 2001 terrorist attacks. For the first nine months of 2002, income excluding after-tax net realized capital gains and significant catastrophe losses totaled $175.5 million, or $3.32 per common share (diluted), compared to $148.4 million, or $2.82 per common share (diluted), in the first nine months of 2001, an increase of 18.2 percent.

     Reasons for the increases in net income between periods are as discussed above.

     In the third quarter of 2002, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.10 per common share to stockholders of record as of November 29, 2002, payable on December 13, 2002.

     SEGMENT RESULTS

     Domestic - Comparing each of the three and nine month periods ending September 30, 2002 with the same prior year periods, domestic revenues increased over the prior year due primarily to increases in net premiums earned, as discussed earlier in the OPERATIONAL REVIEW. Domestic operations reported income before income taxes for the three month period ending September 30, 2002 compared to loss before income taxes for the same prior year period, and reported higher income before income taxes for the first nine months of 2002 compared to the same prior year period due, in each case, principally to reduced loss activity which was reflected in improved underwriting results. The reduced loss activity resulted primarily from the absence of significant catastrophe losses in 2002 compared to pre-tax catastrophe losses of $100 million and $115 million in the third quarter and first nine months of 2001, respectively.

     International - Europe (London and Paris branches and Trans Re Zurich) - Comparing the results for each of the three and nine month periods ending September 30, 2002 with the same prior year periods, European revenues increased compared to the prior year primarily due to increases in net premiums earned in London and, with respect to the nine-month period only, Trans Re Zurich. These increases generally occurred in automobile liability and property lines. In each of the third quarter and first nine months of 2002, TRH reported income before income taxes compared to loss before income taxes in the same prior year periods due primarily to improved underwriting results and increased net investment income. Underwriting results improved in 2002 third quarter and first nine months compared to the same prior year periods due principally to the absence of significant catastrophe losses in the 2002 periods compared to pre-tax catastrophe losses of $100 million in the third quarter and first nine months of 2001 related to terrorist attacks, offset in small part, by a slight deterioration of other loss experience in the 2002 periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
SEPTEMBER 30, 2002

     International - Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches) - Comparing the results of each of the three and nine month periods ending September 30, 2002 with the same prior year periods, International-Other revenues increased compared to the prior year periods due, in large part, to increases in net premiums earned in Miami and Toronto in the 2002 periods versus comparable 2001 periods. Income (loss) before income taxes for the third quarter and first nine months of 2002 increased compared to the year ago periods due principally to improved underwriting results caused, in large part, by reduced commissions and other operating expenses as a percentage of net premiums written (i.e., lower underwriting expense ratio).

FINANCIAL CONDITION AND LIQUIDITY. The increase in cash and invested assets at September 30, 2002 compared to December 31, 2001 was due, in large part, to positive cash flow from operations during the first nine months of 2002, an increase in the payable at quarter-end for securities in course of settlement and, to a lesser extent, the foreign exchange impact of a generally weakening U.S. dollar this year through September 2002, when compared principally to the primary European currencies in which TRH holds investments, offset, in part, by funds disbursed under securities loan agreements. With respect to the components of investments and cash, the carrying value of common stocks available for sale has declined largely due to unrealized depreciation on such investments caused principally by weakness in the equity markets. In addition, other invested assets grew significantly, principally as a result of an increase in the balance of the limited duration bond fund by $316 million. (See Note 8 of Notes to Condensed Consolidated Financial Statements.) The duration of the fixed maturity available for sale portfolio was 4.9 years as of September 30, 2002.

     Stockholders' equity totaled $2,040.5 million at September 30, 2002, a net increase of $194.5 million from year-end 2001. The increase in stockholders' equity during 2002 is primarily composed of net income of $175.7 million and an increase in accumulated other comprehensive income of $32.4 million (See Consolidated Statements of Comprehensive Income (Loss)), offset, in part, by dividends declared of $15.5 million.

     The abovementioned increase in accumulated other comprehensive income consisted of net unrealized appreciation of investments, net of income taxes, of $21.2 million and a net unrealized currency translation gain, net of income taxes, of $11.2 million. The net unrealized appreciation of investments is composed principally of an increase of $77.2 million from unrealized appreciation of fixed maturities available for sale, reflecting a continued decline of market interest rates during the year, partially offset by a decrease of $56.1 million from unrealized depreciation of equities, due to weakness in the equity markets.

     Market values of invested assets may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and related investments and other factors.

     Operating cash flow for the first nine months of 2002 was $435.7 million, an increase of $268.2 million over the same 2001 period. This increase was caused largely by increased net premiums written, net of commissions, increased reinsurance recoveries and a reduction in tax payments in the 2002 period compared to the 2001 period, offset, in part, by increased losses paid. The increase in paid losses is generally due to an increase in premium volume and the continued shift in the business mix towards lines with shorter payment patterns. Management believes that the liquidity of TRH has not materially changed since the end of 2001.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONT'D
SEPTEMBER 30, 2002

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

     In accordance with the transition provisions of SFAS No. 133, as amended, TRH transferred during the first quarter of 2001 all of its fixed maturities in the held-to-maturity classification (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the fixed maturities available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) has been recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2001. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold fixed maturities acquired in the future to their maturity.

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

     TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first nine months of 2002 and for the year ended December 31, 2001 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

     The following table presents the VaR on a combined basis and of each component of market risk for the nine months ended September 30, 2002 and for the year ended December 31, 2001. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein:

Market Risk
-----------
(in millions)

                                        2002                                              2001
                   ----------------------------------------------    ---------------------------------------------
                       As of                                            As of
                   September 30,    Average      High         Low    December 31,    Average      High         Low
                   ----------------------------------------------    ---------------------------------------------
Combined                     $96       $107      $118        $ 96            $111        $96      $111        $ 80
Interest rate                 98        104       113          98              99         82        99          66
Equity                        45         51        55          45              55         53        55          51
Currency                       2          2         3           2               3          3         4           3

Part I - Item 4

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES

     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Part II - Item 6. Exhibits and Reports on Form 8-K

           (a) There are no exhibits included with this filing.

           (b) In a Current Report on Form 8-K filed on August 9, 2002, Transatlantic Holdings, Inc. disclosed that pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the principal executive officer and principal financial officer have furnished certifications of the Quarterly Report of Transatlantic Holdings, Inc. (TRH) on Form 10-Q for the quarter ended June 30, 2002, which certifications were attached to the transmittal letter accompanying such filing. The transmittal letter with attachments was submitted to and the abovementioned Form 10-Q was filed with the Securities and Exchange Commission on August 9, 2002. In addition, although not required by the Securities and Exchange Commission Order No. 4-460, the principal executive officer and the principal financial officer of TRH voluntarily furnished sworn statements in the format prescribed in the Commission's Order.

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



                                       TRANSATLANTIC HOLDINGS, INC.
                                ----------------------------------------
                                              (Registrant)



                                        /s/ STEVEN S. SKALICKY
                                ----------------------------------------
                                            Steven S. Skalicky

                          On behalf of the registrant and in his capacity as
                         Executive Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)


Dated November 13, 2002

                  CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

CERTIFICATION

   I, Robert F. Orlich, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Transatlantic Holdings, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ ROBERT F. ORLICH
--------------------

Robert F. Orlich
President and Chief Executive Officer

CERTIFICATION

   I, Steven S. Skalicky, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Transatlantic Holdings, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ STEVEN S. SKALICKY
----------------------

Steven S. Skalicky
Executive Vice President and Chief Financial Officer