Form 10-K
period 2002-12-31
TRANSATLANTIC HOLDINGS INC
filed 2003-03-28
CIK 862510

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [x]    No [ ]
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [x]    No [ ]
    The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold, as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1,529,014,400.
    As of January 31, 2003, there were outstanding 52,371,765 shares of Common Stock, $1.00 par value, of the registrant.
                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 15, 2003 are incorporated by reference in
Part III of this Form 10-K.

________________________________________________________________________________

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.......................................   20
Item 6.   Selected Financial Data.....................................   21
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   23
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   34
Item 8.   Financial Statements and Supplementary Data.................   35
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   60

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   60
Item 11.  Executive Compensation......................................   60
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................   60
Item 13.  Certain Relationships and Related Transactions..............   61

                                  PART IV

Item 14.  Controls and Procedures.....................................   61
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   61

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Transatlantic Holdings, Inc. (the 'Company') is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (Putnam), the Company's name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company (TRC) in exchange for shares of common stock of the Company (the 'Share Exchange'). Prior to the Share Exchange, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company's outstanding common stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company's common stock in a registered public offering. As of December 31, 2002, 2001 and 2000, AIG beneficially owned approximately 60% of the Company's outstanding shares.

    The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich
(TRZ), acquired by TRC in 1996, and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on a treaty and facultative basis, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is licensed by the federal government of and seven provinces in Canada. TRC is also licensed in Japan, the United Kingdom and the Dominican Republic and is registered or authorized as a foreign reinsurer in Peru, Colombia, Argentina (where it also maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), Brazil (where it maintains a representative office in Rio de Janeiro, Transatlantic Re (Brasil) Ltda.), Chile, Mexico, Ecuador, Guatemala, Venezuela and France. In addition, TRC is licensed in the Hong Kong Special Administrative Region, People's Republic of China, and maintains a branch in Hong Kong. Also, TRC is authorized to maintain a representative office in Shanghai, People's Republic of China. TRZ is licensed as a reinsurer in Switzerland. Transatlantic Polska Sp. z o.o., a subsidiary of TRC, maintains a registered representative office in Warsaw, Poland. In addition, in 2002, Transatlantic's representative office in Sydney, Australia obtained a license to underwrite reinsurance business as an authorized branch in Australia. TRH's (Transatlantic Holdings, Inc. and its subsidiaries) principal lines of reinsurance include auto liability (including nonstandard risks), other liability (including directors' and officers' liability and other professional liability), medical malpractice, ocean marine and aviation, accident and health and surety and credit in the casualty lines, and fire, homeowners and auto physical damage in the property lines. Reinsurance is provided for most major lines of insurance on both excess-of-loss and pro rata bases.

    The statutory surplus of TRC of $1,545.9 million, as of December 31, 2002, ranked TRC as the 6th largest domestic reinsurer according to statistics distributed by the Reinsurance Association of America. Although TRC and its wholly-owned subsidiary, Putnam, are separate entities, together they would have ranked as the 4th largest domestic reinsurer based upon combined statutory net premiums written of $2,336.7 million and 4th based upon combined statutory net income of $113.5 million for the year ended December 31, 2002, according to such statistics.

    Transatlantic's website, which can be found on the Internet at http://www.transre.com, contains frequently updated information about the Company and its operations. Copies of TRH's Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be accessed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission by clicking on 'Transatlantic Holdings, Inc. Investor Information' at the Company's website and then clicking on 'SEC Filings.'

    In addition, copies of any of TRH's reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports as well as any Quarterly Earnings Press Release may be obtained by contacting TRH's Investor Relations Department at:

    Transatlantic Holdings, Inc.
    80 Pine Street
    New York, New York 10005
    Telephone: (212) 770-2040
    Telefax: (212) 248-0965
    E-mail: investor_relations@transre.com

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

    In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. Generally, the ceding commission is based on the ceding company's cost of obtaining the business being reinsured (i.e., brokers' and agents' commissions, local taxes and administrative expenses). Often there is no ceding commission on excess-of-loss reinsurance and therefore the pricing mechanism used by reinsurers in those instances is a rate applicable to premiums of the individual policy or policies subject to the reinsurance agreement.

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

GENERAL

    TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. A portion of the reinsurance written by TRH is assumed from subsidiaries of AIG and therefore reflects their underwriting philosophy and diversified insurance products. Approximately $395 million (13%), $232 million (10%) and $209 million (11%) of gross premiums written by TRH in the years 2002, 2001 and 2000, respectively, were attributable to reinsurance purchased by subsidiaries of AIG. (For a discussion of TRH's business with the AIG Group, see Relationship with the AIG Group.)

    In 2002, TRH's activities in the United States were conducted through its worldwide headquarters in New York and its regional office in Chicago. All domestic treaty business is underwritten by, or under the close supervision of, senior officers of TRH located in New York. TRH's headquarters in New York, the Miami office (underwriting business from Latin America and the Caribbean) and international offices in Toronto, London, Paris, Zurich, Sydney (license obtained to operate as an authorized branch in Australia in 2002), Hong Kong and Tokyo can offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Rio de Janeiro, Warsaw and Shanghai, and maintains an exclusive arrangement with a representative agency in Johannesburg, South Africa. Business underwritten by all offices located outside the United States and by the Miami office (which underwrites business in Latin America and the Caribbean) accounted for approximately 45%, 47% and 49% of worldwide net premiums written in 2002, 2001 and 2000, respectively. (See Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) for a discussion of premium fluctuations between years and Note 15 of Notes to Consolidated Financial Statements for financial data by business segment.) One of the international offices, the London branch, had net premiums written totaling $527.3 million, $409.8 million and $364.9 million in 2002, 2001 and 2000, respectively, representing 21%, 22% and 22%, respectively, of worldwide net premiums written in each of those years. (For a discussion of certain conditions associated with international business see Regulation and Note 15 of Notes to Consolidated Financial Statements.)

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

    Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 74% of net premiums written in 2002, 79% in 2001 and 77% in 2000. As a general matter, due to the longer period of time necessary to settle casualty claims, casualty reinsurance underwriting tends to involve variables (such as those discussed in the paragraph immediately following) that are not as predictable as those in property reinsurance underwriting. The greater degree of uncertainty associated generally with casualty business as a result of these variables may produce a more volatile result over a period of time, although catastrophe-exposed property and casualty business is also subject to significant year to year volatility due to major natural and man-made disasters. 2002 catastrophe losses did not have a material impact on that year's results. Operating results in 2001 included net pre-tax catastrophe losses of $215 million ($200 million of which represents the estimated cost of the September 11th attack) and a net pre-tax loss of $60 million for the estimated reinsurance exposure related to Enron Corporation. 2000 catastrophe losses did not have a material impact on that year's results. (See Management's Discussion.) TRH also seeks to focus on more complex risks within the casualty and property lines, and to adjust its mix of business to take advantage of market opportunities.

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

    The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated:(5)

                                                     YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------

                                       NET PREMIUMS WRITTEN             NET PREMIUMS EARNED
                                  ------------------------------   ------------------------------
                                    2002       2001       2000       2002       2001       2000
                                    ----       ----       ----       ----       ----       ----
                                                       (dollars in millions)
Casualty:
   Auto liability(2)............  $  613.7   $  551.3   $  341.5   $  610.8   $  491.3   $  312.7
   Other
    liability(1)(2)(3)(4).......     483.6      346.9      270.2      463.0      335.1      274.6
   Medical
    malpractice(2)(3)(4)........     231.2      165.2      149.2      216.5      156.7      141.4
   Ocean marine and
    aviation(2)(3)(4)...........     181.8      141.3      191.6      158.2      138.9      193.5
   Accident and health(2)(3)....     126.3      126.5      185.9      125.4      126.9      190.9
   Surety and credit(2)(3)(4)...      96.3       86.9       74.6       97.9       86.6       74.0
   Other........................     115.4       90.7       59.9      107.3       86.0       62.6
                                  --------   --------   --------   --------   --------   --------
      Total casualty............   1,848.3    1,508.8    1,272.9    1,779.1    1,421.5    1,249.7
                                  --------   --------   --------   --------   --------   --------
Property:
   Fire(2)(3)(4)................     268.4      188.5      193.5      244.6      171.5      193.4
   Auto physical damage(4)......     110.1       47.0       52.1       98.5       49.6       51.7
   Homeowners multiple
    peril(3)(4).................     106.9       70.2       61.3       91.6       63.4       57.8
   Allied lines(2)(3)(4)........      69.7       33.8       44.0       67.7       34.0       42.3
   Other........................      96.8       57.3       34.8       88.0       50.3       36.6
                                  --------   --------   --------   --------   --------   --------
      Total property............     651.9      396.8      385.7      590.4      368.8      381.8
                                  --------   --------   --------   --------   --------   --------
      Total.....................  $2,500.2   $1,905.6   $1,658.6   $2,369.5   $1,790.3   $1,631.5
                                  --------   --------   --------   --------   --------   --------
                                  --------   --------   --------   --------   --------   --------

                                                 YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------
                                               NET                     LOSS AND LOSS
                                         LOSSES AND LOSS            ADJUSTMENT EXPENSE
                                       ADJUSTMENT EXPENSES                 RATIO
                                  ------------------------------   ---------------------
                                    2002       2001       2000     2002    2001    2000
                                    ----       ----       ----     ----    ----    ----
                                                  (dollars in millions)
Casualty:
   Auto liability(2)............  $  482.8   $  427.5   $  228.4    79.0    87.0    73.0
   Other
    liability(1)(2)(3)(4).......     413.7      127.2       85.9    89.4    37.9    31.3
   Medical
    malpractice(2)(3)(4)........     189.3      149.3       88.2    87.4    95.3    62.4
   Ocean marine and
    aviation(2)(3)(4)...........     160.4      172.0      174.9   101.4   123.9    90.4
   Accident and health(2)(3)....     105.1      145.0      136.1    83.8   114.3    71.3
   Surety and credit(2)(3)(4)...      98.0      130.3       54.5   100.1   150.3    73.6
   Other........................      51.5       53.1       42.1    48.0    61.8    67.3
                                  --------   --------   --------
      Total casualty............   1,500.8    1,204.4      810.1    84.4    84.7    64.8
                                  --------   --------   --------
Property:
   Fire(2)(3)(4)................     121.3      214.8      224.4    49.6   125.2   116.1
   Auto physical damage(4)......      62.4       27.7       47.1    63.3    55.9    91.2
   Homeowners multiple
    peril(3)(4).................      42.9       19.4       21.8    46.8    30.6    37.7
   Allied lines(2)(3)(4)........      18.1       56.5       88.0    26.7   166.4   208.0
   Other........................      50.9       38.7        5.5    57.8    76.9    14.9
                                  --------   --------   --------
      Total property............     295.6      357.1      386.8    50.1    96.8   101.3
                                  --------   --------   --------
      Total.....................  $1,796.4   $1,561.5   $1,196.9    75.8    87.2    73.4
                                  --------   --------   --------
                                  --------   --------   --------

---------

(1) A significant portion of this line includes more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability, errors and omissions and environmental impairment liability.

(2) In 2002, development on reserves held at December 31, 2001 related to losses that occurred in 2001 and prior years significantly increased net losses and loss adjustment expenses in auto liability, other liability, medical malpractice, ocean marine and aviation, accident and health and surety and credit lines and significantly decreased net losses and loss adjustment expenses in fire and allied lines. In addition, 2002 catastrophe losses did not have a significant impact on that year's results.

(3) In 2001, development on reserves held at December 31, 2000 related to losses that occurred in 2000 and prior years significantly increased net losses and loss adjustment expenses in medical malpractice, ocean marine and aviation, accident and health and surety and credit and significantly decreased net losses and loss adjustment expenses in other liability, fire, homeowners multiple peril and allied lines. In addition, net pre-tax catastrophe losses of $215 million (primarily from the September 11, 2001 terrorist attack) significantly increased net losses and loss adjustment expenses in other liability, fire and allied lines. The net pre-tax loss related to estimated reinsurance exposure from Enron Corporation of $60 million increased net losses and loss adjustment expenses primarily in the surety and credit line.

(4) In 2000, development on reserves held at December 31, 1999 related to losses that occurred in 1999 and prior years significantly increased net losses and loss adjustment expenses in ocean marine and aviation, surety and credit, fire, auto physical damage and allied lines and significantly decreased net losses and loss adjustment expenses in other liability, medical malpractice and homeowners multiple peril. In addition, 2000 catastrophe losses did not have a material impact on that year's results.

(5) See Management's Discussion for a discussion of TRH's underwriting components.

    Treaty reinsurance constitutes the great majority of TRH's business, accounting for 95%, 96% and 96% of net premiums written in 2002, 2001 and 2000, respectively.

    The following table presents certain information concerning TRH's treaty and facultative business for the periods indicated:

                                                                     TREATY
                                                         ------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                         2002(1)    2001(2)      2000
                                                         -------    -------      ----
                                                                 (in millions)
Gross premiums written.................................  $2,720.5   $2,130.5   $1,756.5
Net premiums written...................................   2,384.9    1,823.9    1,597.7
Net premiums earned....................................   2,258.9    1,719.6    1,570.8

                                                                  FACULTATIVE
                                                         ------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                         2002(1)    2001(2)      2000
                                                         -------    -------      ----
                                                                 (in millions)
Gross premiums written.................................    $206.8     $167.4     $123.9
Net premiums written...................................     115.3       81.7       60.9
Net premiums earned....................................     110.6       70.7       60.7

---------

(1) In 2002 compared to 2001, domestic treaty premiums increased significantly in specialty casualty (principally directors' and officers' liability, professional liability and medical malpractice), property, general casualty and ocean marine and aviation lines. International treaty premiums increased significantly in property, auto liability and specialty casualty (principally medical malpractice and other professional liability) lines. Facultative premiums, in 2002 compared to 2001, increased principally in property and medical malpractice lines.

(2) In 2001 compared to 2000, domestic treaty premiums increased significantly in auto liability, general casualty and professional liability lines. International treaty premiums increased significantly in auto liability and professional liability lines. Facultative net premiums written, in 2001 compared to 2000, increased principally in medical malpractice and the fire line.

TREATY REINSURANCE

    Treaty reinsurance accounted for approximately $2,720.5 million of gross premiums written and $2,384.9 million of net premiums written in 2002, approximately 75% of which resulted from casualty lines treaties, with the remainder from property lines treaties. Approximately 69% of treaty gross premiums written in 2002 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 12% of treaty gross premiums written in 2002 were attributable to the AIG Group. Such premiums were primarily written on a pro rata basis. The majority of TRH's non-AIG Group treaty premiums were also written on a pro rata basis. As pro rata business is a proportional sharing of premiums and losses among ceding company and reinsurer, generally, the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business.

    TRH's treaty business consists primarily of lines of business within auto liability (including nonstandard risks), other liability (including directors' and officers' liability and other professional liability), medical malpractice, ocean marine and aviation, accident and health, surety and credit, fire, auto physical damage, homeowners multiple peril and allied lines. A significant portion of TRH's business within these lines (primarily other liability, medical malpractice and accident and health) is derived from certain more complex risks. TRH also underwrites non-traditional reinsurance, which blends funding characteristics with more traditional risk transfer.

    TRH's treaty underwriting process emphasizes a team approach between TRH's underwriters, actuaries and claims staff, as appropriate. Treaties are reviewed for compliance with TRH's underwriting guidelines and objectives and certain larger treaties are evaluated in part based upon actuarial analyses conducted by TRH. The generic actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered thereunder. TRH also at times conducts underwriting and claims audits at the offices of a prospective ceding company before entering into major treaties, because reinsurers, including TRH, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TRH, and reinsurers in general, to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the reinsurer for the risk assumed.

    TRH offers brokers full service with large capacity for both casualty and property risks. For non-AIG Group business, TRH generally seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and represents the other participating reinsurers in negotiating price, terms and conditions. TRH believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. TRH has generally not set terms and conditions as lead underwriter with respect to AIG Group treaty reinsurance, although it may do so in the future. When TRH does not lead the treaty, it may still suggest changes to any aspect of the treaty. In either case, TRH may reject any treaty business offered to it by the AIG Group or others based upon its assessment of all relevant factors. Such factors include type and level of risk assumed, actuarial and underwriting judgment with respect to rate adequacy, various treaty terms, prior and anticipated loss experience (including exposure to natural and man-made (e.g., terrorist attacks) catastrophes) on the treaty, prior business experience with the ceding company, overall financial position, operating results and A.M. Best Company (Best's), Standard & Poor's (S&P) and Moody's Investors Service (Moody's) ratings of the ceding company and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

    TRH currently has approximately 3,266 treaties in effect for the current underwriting year. In 2002, no single treaty exceeded 3% of treaty gross premiums written. No ceding company accounted for more than 3% of total treaty gross premiums written in 2002 other than AIG Group companies (see Relationship with the AIG Group), and members of Lloyd's of London (Lloyd's) (which accounted for 8% of treaty gross premiums written).

    Non-U.S. treaty business accounted for approximately 43% of TRH's total net premiums written for the year ended December 31, 2002.

FACULTATIVE REINSURANCE

    During 2002, TRH wrote approximately $206.8 million of gross premiums written and $115.3 million of net premiums written of facultative reinsurance, approximately 47% of which represented casualty risks with the balance comprising property risks. The majority of facultative net premiums written in 2002 represented facultative reinsurance written on an excess-of-loss basis. Facultative coverages are generally offered for most lines of business. However, the great majority of premiums are within the medical malpractice, other liability (including directors' and officers' liability and other professional liability), fire and inland marine lines. Underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 37% of facultative gross premiums written in 2002 were attributable to AIG Group companies. Except for AIG Group companies, no single ceding company accounted for more than 4% of total facultative gross premiums written in 2002. Non-U.S. facultative business accounted for approximately 3% of TRH's total net premiums written for the year ended December 31, 2002.

RETENTION LEVELS AND RETROCESSION ARRANGEMENTS

    TRH enters into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing gross premium writings and risk capacity without requiring additional capital.

    Under TRH's underwriting guidelines and retrocession arrangements in effect at the end of 2002, the maximum net amounts generally retained and the maximum gross capacities on a per program basis for treaty business and per risk basis for facultative business are set forth in the table below.

                                                                            MAXIMUM
                                                            MAXIMUM NET      GROSS
                                                             RETENTION     CAPACITY
                                                             ---------     --------
                                                                  (in millions)
Property:
    Treaty
        Catastrophe excess-of-loss........................      $23           $40
        Other.............................................       30            30
    Facultative...........................................       10            50
Casualty:
    Treaty
        Marine and aviation...............................       10            35
        Other.............................................       14            14
    Facultative...........................................       10            10

    TRH is exposed to multiple insured losses arising out of a single occurrence (e.g., natural or man-made catastrophe) that have the potential to accumulate to material amounts and affect multiple risks/programs and classes of business. TRH uses modeling techniques to manage certain such risks to acceptable limits, although current techniques used to estimate the exposure may not accurately predict the probability of such an event nor the extent of resulting losses. Such actual resulting losses may differ materially from TRH's estimates. In addition, TRH may purchase retrocession protection designed to limit the amount of losses that it may incur.

    For 2003, TRH also purchases property catastrophe loss reinsurance protection that management deems prudent and cost effective. TRH estimates that the probable maximum gross loss from any single event in any one geographic zone would approximate $450 million (before property catastrophe loss protection). Based on this estimate, TRH would record net losses incurred of approximately $140 million before tax benefit, in such an event, subject to other terms and conditions of the coverages purchased. Terms of the catastrophe reinsurance protections often require the purchaser to make additional payments to the reinsurer which may increase the net cost of such event to TRH. Certain of such payments represent a contractually stipulated reinstatement premium which generally restores coverage utilized to respond to the initial catastrophic loss for the remainder of the original coverage period.

    Terrorism risk for commercial lines has generally been limited or excluded from new business assumed and reinsurance coverage purchased (including property catastrophe coverage) in 2002 and TRH anticipates that it will generally continue this practice throughout 2003. TRH also offers terrorism-specific coverage to ceding companies on a limited basis.

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

    As of December 31, 2002, TRH had in place approximately 200 active retrocessional arrangements for current and prior underwriting years with 386 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses totaled $817.6 million, including $191.7 million recoverable from affiliates. No unsecured recoverables from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH. (See
Note 14 of Notes to Consolidated Financial Statements.)

MARKETING

    TRH provides property and casualty reinsurance capacity through brokers and directly to insurance and reinsurance companies in both the domestic and international markets. TRH believes its worldwide network of offices and its relationship with the AIG Group help position TRH to take advantage of market opportunities.

    AIG Group business is generally obtained directly from the ceding company. No ceding company, other than the AIG Group companies and, in 2001 and 2000 only, Lloyd's (which accounted for 12% and 10% of TRH's 2001 and 2000 consolidated revenues, respectively), has accounted for 10% or more of TRH's consolidated revenues in any of the last five years. A significant portion of the business assumed from Lloyd's was obtained through brokers controlled by Marsh & McLennan Companies, Inc. (Marsh) and Aon Corporation (Aon), which are further discussed below.

    Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 2002, approximately 84% of TRH's non-AIG Group business was written through brokers and the balance was written directly. Also in 2002, companies controlled by Marsh and Aon, TRH's largest brokerage sources of non-AIG Group business, accounted for 13% and 14%, respectively, of TRH's consolidated revenues. In addition, Marsh and Aon accounted for 12% and 13%, respectively, of gross premiums written in 2002. TRH's largest 10 brokers accounted for non-AIG Group business aggregating approximately 57% of gross premiums written. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business.

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

    Included in TRH's reserves are amounts related to environmental impairment and asbestos-related illnesses, which, net of related reinsurance recoverable, totaled $89 million and $81 million as of December 31, 2002 and 2001, respectively. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984 and underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. Significant uncertainty exists as to the ultimate settlement of these liabilities since, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Additionally, loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts resulting from the September 11, 2001 terrorist attack which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress. (See Management's Discussion and Note 2(f) of Notes to Consolidated Financial Statements for further discussion.)

    The 'Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development' which follows presents the development of balance sheet loss and loss adjustment expense reserves for calendar years 1992 through 2002. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $1,503.4 million as of December 31, 1993, by the end of 2002 (nine years later) $1,197.5 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,503.4 million was reestimated to be $1,392.1 million at December 31, 2002. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $309.5 million at December 31, 2002 related to December 31, 1996 net loss and loss adjustment expense reserves of $2,383.5 million, represents the cumulative amount by which net reserves for 1996 have developed favorably from 1997 through 2002.

    Each amount other than the original reserves in the following table includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1995 for $150,000 was first reserved in 1992 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1992 through 1994 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

     ANALYSIS OF CONSOLIDATED NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE
                              DEVELOPMENT(1)(2)(3)

                            1992         1993         1994         1995         1996         1997         1998         1999
                            ----         ----         ----         ----         ----         ----         ----         ----
                                                                    (in thousands)
Net unpaid losses and
 loss adjustment
 expenses,
 December 31:(4).......  $1,386,092   $1,503,389   $1,727,380   $1,985,786   $2,383,528   $2,522,728   $2,656,103   $2,762,162
Paid (cumulative) as
 of:
   One year later......     281,641      312,923      338,947      396,647      549,635      543,539      702,603      953,708
   Two years later.....     497,557      506,681      594,508      685,485      850,260    1,003,059    1,224,593    1,570,329
   Three years later...     633,737      681,388      797,841      855,809    1,165,437    1,339,141    1,620,068    2,050,795
   Four years later....     760,091      824,468      899,232    1,058,296    1,383,421    1,604,714    1,982,347
   Five years later....     851,734      885,415    1,033,595    1,194,900    1,557,832    1,835,665
   Six years later.....     922,778      986,263    1,128,240    1,314,354    1,711,075
   Seven years later...   1,003,942    1,062,295    1,215,442    1,419,415
   Eight years later...   1,071,266    1,131,457    1,296,580
   Nine years later....   1,127,926    1,197,486
   Ten years later.....   1,183,749
Net liability
 reestimated as of:(4)
   End of year.........   1,386,092    1,503,389    1,727,380    1,985,786    2,383,528    2,522,728    2,656,103    2,762,162
   One year later......   1,409,008    1,518,361    1,723,926    1,978,062    2,368,965    2,463,239    2,588,626    2,776,519
   Two years later.....   1,425,146    1,516,299    1,729,924    1,961,041    2,289,951    2,369,885    2,496,422    2,802,612
   Three years later...   1,426,424    1,522,635    1,718,844    1,885,897    2,171,127    2,265,351    2,508,278    3,158,790
   Four years later....   1,437,271    1,511,825    1,657,393    1,784,560    2,081,811    2,235,533    2,764,144
   Five years later....   1,426,466    1,468,903    1,580,256    1,725,009    2,018,452    2,342,492
   Six years later.....   1,394,401    1,418,959    1,538,160    1,671,620    2,074,034
   Seven years later...   1,362,585    1,406,154    1,500,219    1,699,810
   Eight years later...   1,358,694    1,371,337    1,523,643
   Nine years later....   1,334,009    1,392,088
   Ten years later.....   1,354,772
   Net redundancy
    (deficiency).......  $   31,320   $  111,301   $  203,737   $  285,976   $  309,494   $  180,236   $ (108,041)  $ (396,628)

                            2000         2001         2002
                            ----         ----         ----
                                    (in thousands)
Net unpaid losses and
 loss adjustment
 expenses,
 December 31:(4).......  $2,614,917   $2,908,887   $3,257,906
Paid (cumulative) as
 of:
   One year later......     892,752    1,033,574
   Two years later.....   1,573,227
   Three years later...
   Four years later....
   Five years later....
   Six years later.....
   Seven years later...
   Eight years later...
   Nine years later....
   Ten years later.....
Net liability
 reestimated as of:(4)
   End of year.........   2,614,917    2,908,887    3,257,906
   One year later......   2,650,589    3,248,013
   Two years later.....   3,088,303
   Three years later...
   Four years later....
   Five years later....
   Six years later.....
   Seven years later...
   Eight years later...
   Nine years later....
   Ten years later.....
   Net redundancy
    (deficiency).......  $ (473,386)  $ (339,126)

---------

 (1) This table excludes data related to TRZ, a non-U.S. subsidiary acquired in the third quarter of 1996, for 1995 and prior years as such data is not available.

 (2) This table is on a calendar year basis and does not present accident or underwriting year data.

 (3) Data have been affected by transactions between TRH and the AIG Group. (See Relationship with the AIG Group and Notes 12 and 14 of Notes to Consolidated Financial Statements.)

 (4) Represents gross liability for unpaid losses and loss adjustment expenses net of related reinsurance recoverable.

           ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
                        AND NET REESTIMATED LIABILITY(1)

                                          1992         1993         1994         1995         1996         1997         1998
                                          ----         ----         ----         ----         ----         ----         ----
                                                                            (in thousands)
End of year:
   Gross liability...................  $1,769,486   $1,890,178   $2,167,316   $2,388,155   $2,733,055   $2,918,782   $3,116,038
   Related reinsurance recoverable...     383,394      386,789      439,936      402,369      349,527      396,054      459,935
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Net liability..................  $1,386,092   $1,503,389   $1,727,380   $1,985,786   $2,383,528   $2,522,728   $2,656,103
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
One year later:
   Gross reestimated liability.......  $1,807,550   $1,930,343   $2,138,947   $2,326,770   $2,755,288   $2,864,610   $3,083,643
   Reestimated related reinsurance
    recoverable......................     398,542      411,982      415,021      348,708      386,323      401,371      495,017
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Net reestimated liability......  $1,409,008   $1,518,361   $1,723,926   $1,978,062   $2,368,965   $2,463,239   $2,588,626
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Two years later:
   Gross reestimated liability.......  $1,857,100   $1,945,407   $2,091,724   $2,340,639   $2,664,858   $2,776,598   $3,033,092
   Reestimated related reinsurance
    recoverable......................     431,954      429,108      361,800      379,598      374,907      406,713      536,670
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Net reestimated liability......  $1,425,146   $1,516,299   $1,729,924   $1,961,041   $2,289,951   $2,369,885   $2,496,422
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Three years later:
   Gross reestimated liability.......  $1,875,877   $1,894,754   $2,110,823   $2,246,095   $2,568,103   $2,701,351   $3,039,473
   Reestimated related reinsurance
    recoverable......................     449,453      372,119      391,979      360,198      396,976      436,000      531,195
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Net reestimated liability......  $1,426,424   $1,522,635   $1,718,844   $1,885,897   $2,171,127   $2,265,351   $2,508,278
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Four years later:
   Gross reestimated liability.......  $1,818,521   $1,909,734   $2,034,135   $2,166,178   $2,497,563   $2,649,925   $3,298,599
   Reestimated related reinsurance
    recoverable......................     381,250      397,909      376,742      381,618      415,752      414,392      534,455
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Net reestimated liability......  $1,437,271   $1,511,825   $1,657,393   $1,784,560   $2,081,811   $2,235,533   $2,764,144
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Five years later:
   Gross reestimated liability.......  $1,849,050   $1,881,933   $1,978,270   $2,120,568   $2,418,533   $2,762,480
   Reestimated related reinsurance
    recoverable......................     422,584      413,030      398,014      395,559      400,081      419,988
                                       ----------   ----------   ----------   ----------   ----------   ----------
      Net reestimated liability......  $1,426,466   $1,468,903   $1,580,256   $1,725,009   $2,018,452   $2,342,492
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------   ----------
Six years later:
   Gross reestimated liability.......  $1,828,676   $1,854,711   $1,946,734   $2,056,681   $2,482,084
   Reestimated related reinsurance
    recoverable......................     434,275      435,752      408,574      385,061      408,050
                                       ----------   ----------   ----------   ----------   ----------
      Net reestimated liability......  $1,394,401   $1,418,959   $1,538,160   $1,671,620   $2,074,034
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Seven years later:
   Gross reestimated liability.......  $1,820,674   $1,852,253   $1,899,899   $2,100,259
   Reestimated related reinsurance
    recoverable......................     458,089      446,099      399,680      400,449
                                       ----------   ----------   ----------   ----------
      Net reestimated liability......  $1,362,585   $1,406,154   $1,500,219   $1,699,810
                                       ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------
Eight years later:
   Gross reestimated liability.......  $1,826,344   $1,808,733   $1,936,765
   Reestimated related reinsurance
    recoverable......................     467,650      437,396      413,122
                                       ----------   ----------   ----------
      Net reestimated liability......  $1,358,694   $1,371,337   $1,523,643
                                       ----------   ----------   ----------
                                       ----------   ----------   ----------
Nine years later:
   Gross reestimated liability.......  $1,792,111   $1,843,468
   Reestimated related reinsurance
    recoverable......................     458,102      451,380
                                       ----------   ----------
      Net reestimated liability......  $1,334,009   $1,392,088
                                       ----------   ----------
                                       ----------   ----------
Ten years later:
   Gross reestimated liability.......  $1,827,349
   Reestimated related reinsurance
    recoverable......................     472,577
                                       ----------
      Net reestimated liability......  $1,354,772
                                       ----------
                                       ----------
Gross (deficiency) redundancy as of
 December 31, 2002...................  $  (57,863)  $   46,710   $  230,551   $  287,896   $  250,971   $  156,302   $(182,561)
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------

                                          1999         2000         2001         2002
                                          ----         ----         ----         ----
                                                  (in thousands)
End of year:
   Gross liability...................  $3,304,931   $3,077,162   $3,747,583   $4,032,584
   Related reinsurance recoverable...     542,769      462,245      838,696      774,678
                                       ----------   ----------   ----------   ----------
      Net liability..................  $2,762,162   $2,614,917   $2,908,887   $3,257,906
                                       ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------
One year later:
   Gross reestimated liability.......  $3,369,520   $3,126,518   $4,136,126
   Reestimated related reinsurance
    recoverable......................     593,001      475,929      888,113
                                       ----------   ----------   ----------
      Net reestimated liability......  $2,776,519   $2,650,589   $3,248,013
                                       ----------   ----------   ----------
                                       ----------   ----------   ----------
Two years later:
   Gross reestimated liability.......  $3,426,471   $3,565,853
   Reestimated related reinsurance
    recoverable......................     623,859      477,550
                                       ----------   ----------
      Net reestimated liability......  $2,802,612   $3,088,303
                                       ----------   ----------
                                       ----------   ----------
Three years later:
   Gross reestimated liability.......  $3,788,866
   Reestimated related reinsurance
    recoverable......................     630,076
                                       ----------
      Net reestimated liability......  $3,158,790
                                       ----------
                                       ----------

Four years later:
   Gross reestimated liability.......
   Reestimated related reinsurance
    recoverable......................

      Net reestimated liability......

Five years later:
   Gross reestimated liability.......
   Reestimated related reinsurance
    recoverable......................

      Net reestimated liability......

Six years later:
   Gross reestimated liability.......
   Reestimated related reinsurance
    recoverable......................

      Net reestimated liability......

Seven years later:
   Gross reestimated liability.......
   Reestimated related reinsurance
    recoverable......................

      Net reestimated liability......

Eight years later:
   Gross reestimated liability.......
   Reestimated related reinsurance
    recoverable......................

      Net reestimated liability......

Nine years later:
   Gross reestimated liability.......
   Reestimated related reinsurance
    recoverable......................

      Net reestimated liability......

Ten years later:
   Gross reestimated liability.......
   Reestimated related reinsurance
    recoverable......................

      Net reestimated liability......

Gross (deficiency) redundancy as of
 December 31, 2002...................  $ (483,935)  $ (488,691)  $ (388,543)
                                       ----------   ----------   ----------
                                       ----------   ----------   ----------

---------

(1) This table excludes data related to TRZ for 1995 and prior years.

    The trend depicted in the latest development year in the reestimated net liability portion of the 'Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development' table and in the 'Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability' table reflects net adverse development. Net adverse development of $339.1 million was recorded in 2002 on losses occurring in prior years. (See Management's Discussion.)

    In general, the deficiencies shown in the table for years 1998 through 2001 developed in 2002 and resulted largely from losses occurring between 1998 and 2000 in casualty lines (see Management's Discussion). In addition, the majority of the redundancies shown in the table in years prior to 1998 result from favorable development of reserves in the other liability line for losses occurring since 1986, partially offset by continued adverse development of reserves in the other liability line for losses occurring prior to 1984. Adverse development of losses occurring in the early 1980s was common throughout the industry and was caused by a number of industry and external factors which combined to drive loss frequency and severity to unexpectedly high levels.

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

    The following table presents a reconciliation of beginning and ending net reserve balances for the years indicated. For TRH's domestic subsidiaries (TRC and Putnam), there is no difference in reserves for losses and loss adjustment expenses net of reinsurance recoverable on unpaid losses and loss adjustment expenses whether determined in accordance with accounting principles generally accepted in the United States of America or statutory accounting principles.

                           RECONCILIATION OF RESERVE
                  FOR NET LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                              2002         2001         2000
                                                              ----         ----         ----
                                                                      (in thousands)
Reserve for net unpaid losses and loss adjustment
  expenses at beginning of year*.........................  $2,908,887   $2,614,917   $2,762,162
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses incurred in
  respect of losses occurring in:
    Current year.........................................   1,457,226    1,525,857    1,182,539
    Prior years..........................................     339,126       35,672       14,357
                                                           ----------   ----------   ----------
        Total............................................   1,796,352    1,561,529    1,196,896
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses paid in respect
  of losses occurring in:
    Current year.........................................     413,759      374,807      390,433
    Prior years..........................................   1,033,574      892,752      953,708
                                                           ----------   ----------   ----------
        Total............................................   1,447,333    1,267,559    1,344,141
                                                           ----------   ----------   ----------
Reserve for net unpaid losses and loss adjustment
  expenses at end of year*...............................  $3,257,906   $2,908,887   $2,614,917
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

* In TRH's balance sheet and in accordance with Statement of Financial Accounting Standards (SFAS) No. 113, unpaid losses and loss adjustment expenses are presented before deduction of related reinsurance recoverable. (See Notes 2 and 5 of Notes to Consolidated Financial Statements.)

    In 2002, the increase in paid losses compared to 2001 is due primarily to increasing premium volume in recent years and a continued shift in the business mix towards lines with shorter payment patterns. In general, the decrease in paid loss activity in 2001 is attributable, in part, to a reduction in payments of previously reserved claims, including net catastrophe losses. (See Management's Discussion for further analysis of incurred and paid loss activity.)

INVESTMENT OPERATIONS

    TRH's investments must comply with the insurance laws of the state of New York, the state of domicile of TRC and Putnam, and of the other states and jurisdictions in which the Company and its subsidiaries are regulated. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate fixed maturities, preferred and common stocks, real estate mortgages and real estate. The Finance Committee of the Company's Board of Directors and senior management oversee investments, establish TRH's investment strategy and implement investment decisions with the assistance of certain subsidiaries of AIG, which act as financial advisors and managers of TRH's investment portfolio and, in connection therewith, make the selection of particular investments. Other than as set forth above, there are no guidelines or policies with respect to the specific composition of TRH's overall investment portfolio or the composition of its fixed maturity portfolio by rating or maturity. A significant portion of TRH's domestic investments are in tax-exempt fixed maturities.

    TRH's current investment strategy seeks to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. During recent years, the yields on fixed maturities purchased have generally been lower than yields on fixed maturities sold or otherwise disposed of. Tax-exempt fixed maturities carry lower pre-tax yields than taxable fixed maturities that are comparable in risk and term to maturity due to their tax-advantaged status. (See Management's Discussion.) The equity portfolio is structured to achieve capital appreciation primarily through investment in quality growth companies. The great majority of other invested assets represent investments in partnerships and a limited duration bond fund managed by an AIG subsidiary.

    In 2002 and 2001, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security. Such funds are held in a pooled account of the lending agent in these transactions (an AIG subsidiary) and are carried as an investment on the balance sheet (at cost, which approximates market value). A liability is recorded in an amount equal to the collateral received to recognize TRH's obligation to return such funds when the related loaned securities are returned. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as such value fluctuates. Fees received net of fees paid related to these transactions are recorded in net investment income.

    The following table reflects investment results for TRH for each of the five years in the period ended December 31, 2002.

                               INVESTMENT RESULTS

                                                                                               PRE-TAX
                                                                  PRE-TAX NET    PRE-TAX       REALIZED
                                                    AVERAGE       INVESTMENT    EFFECTIVE    NET CAPITAL
YEARS ENDED DECEMBER 31,                         INVESTMENTS(1)    INCOME(2)    YIELD(3)    (LOSSES) GAINS
------------------------                         --------------    ---------    --------    --------------
                                                                  (dollars in thousands)
2002...........................................    $5,278,276      $252,026        4.8%        $ (5,951)
2001...........................................     4,686,234       240,083        5.1             (240)
2000...........................................     4,355,516       234,485        5.4           33,098
1999...........................................     4,322,020       230,739        5.3           82,793
1998...........................................     4,149,932       222,000        5.3          120,899

---------

 (1) Average of the beginning and ending carrying values of investments and cash for the year, excluding non-interest bearing cash. Fixed maturities available for sale, common stocks, nonredeemable preferred stocks and other invested assets are carried at market value. Other fixed maturities are carried at amortized cost and the short-term investment of funds received under securities loan agreements is carried at cost.

 (2) After investment expenses, excluding realized net capital (losses) gains.

 (3) Pre-tax net investment income for the year divided by average investments for the same year.

    The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 2002:

                                                                   BREAKDOWN OF
                                                                   INVESTMENTS
                                                              ----------------------
                                                                DECEMBER 31, 2002
                                                              ----------------------
                                                                AMOUNT      PERCENT
                                                                ------      -------
                                                              (dollars in thousands)
Fixed maturities available for sale (at market value):
    Corporate...............................................  $  763,547      14.0%
    U.S. Government and government agencies.................     275,063       5.1
    Foreign government......................................     170,850       3.1
    Domestic and foreign municipal..........................   3,152,029      57.7
                                                              ----------     -----
                                                               4,361,489      79.9
                                                              ----------     -----
Preferred stocks............................................      26,199       0.5
                                                              ----------     -----
Common stocks...............................................     433,670       7.9
                                                              ----------     -----
Other invested assets.......................................     278,311       5.1
                                                              ----------     -----
Short-term investment of funds received under securities
  loan agreements...........................................     347,647       6.4
                                                              ----------     -----
Short-term investments......................................      12,812       0.2
                                                              ----------     -----
        Total investments...................................  $5,460,128     100.0%
                                                              ----------     -----
                                                              ----------     -----

    During the first quarter of 2001, the Company transferred all of the fixed maturities in its held-to-maturity classification to the fixed maturities available-for-sale classification to enhance the Company's flexibility with respect to future portfolio management. (See Note 2(k)(i) of Notes to Consolidated Financial Statements.)

    The carrying value of fixed maturities and equities available for sale are subject to significant volatility from changes in their market values. (See Management's Discussion.)

    As of December 31, 2002, the market value of the total investment portfolio was $5,460.1 million.

    The following table indicates the composition of the fixed maturity portfolio of TRH by rating as of December 31, 2002:

                                                               AVAILABLE
      BREAKDOWN OF FIXED MATURITY PORTFOLIO BY RATING           FOR SALE
      -----------------------------------------------           --------
Aaa.........................................................      59.9%
Aa..........................................................      34.9
A...........................................................       3.9
Baa.........................................................       0.6
Ba..........................................................       0.1
B...........................................................       0.5
Ccc.........................................................       0.1
Not rated...................................................       0.0
                                                                 -----
    Total...................................................     100.0%
                                                                 -----
                                                                 -----

    At December 31, 2002, TRH had no real estate or derivative instruments. (See
Note 3 of Notes to Consolidated Financial Statements.)

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

COMPETITION

    The reinsurance business is highly competitive in virtually all lines. After many years of deteriorating contract terms and pricing, a noticeable firming of rates was evident as the year 2001 progressed (particularly after the net industry surplus drain occurring as a result of the September 11th attack), reinforcing the positive signs observed in certain classes of business in late 2000. These market improvements prompted the formation of new companies, principally in Bermuda, and attracted additional capital to certain existing ones late in 2001 and into 2002. This additional market capacity may serve to lessen the magnitude of pricing improvements resulting, in part, from the burden of industry costs from September 11, particularly in catastrophe-exposed lines, going forward. Market conditions for reinsurers generally continued to improve throughout 2002 as rates increased and terms and conditions generally became more restrictive. These market improvements do not necessarily translate into pricing adequacy.

    TRH faces competition from new market entrants and from market participants that devote greater amounts of capital to the types of business written by TRH. Over the past several years, generally increased market capacity, significant domestic and international merger and acquisition activity, and Lloyd's of London, have added to competitive pressures. The ultimate impact on the market of these events is uncertain. While competition in 2002 remains strong, capacity in certain lines and certain regions has declined due to recent heightened industry losses and a reluctance to assume certain risks among certain competitors.

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

    TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH. While TRC and Putnam, on a combined basis, would rank 4th, on the basis of statutory net premiums written, they are a less significant reinsurer in international reinsurance markets. TRH's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and European underwriting syndicates. Many of these competitors have been operating for substantially longer than TRH and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Although most reinsurance companies operate in the broker market, most of TRH's largest competitors also work directly with ceding companies, competing with brokers. According to the Reinsurance Association of America, there were 30 domestic reinsurers for which results were reported in their quarterly survey as of December 31, 2002.

EMPLOYEES

    At December 31, 2002, TRH had approximately 435 employees. Approximately 205 employees were located in the New York headquarters; 40 employees were located in Chicago and Miami (serving Latin America and the Caribbean) and 190 employees were located in other international offices.

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

    TRC, TRZ and Putnam, in common with other reinsurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of reinsurance, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single contract, deposits of securities for the benefit of ceding companies, methods of accounting, periodic audits of the affairs and financial reports of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. As required by the state of New York, TRC and Putnam adopted the Codification of Statutory Accounting Principles (Codification) as of January 1, 2001 as primary guidance on statutory accounting. The cumulative effect on statutory surplus of adopting the Codification (which differed from the existing statutory guidance at that time) on January 1, 2001 was not material. The impact of adopting the Codification was not material in 2002 or 2001 to statutory net income, financial position or cash flows and is not expected to be material in the future. (See Management's Discussion.) In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders rather than security holders.

    Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized insurance companies may be identified. The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to items deemed to have more risk by the National Association of Insurance Commissioners and lower factors are applied to items that are deemed to have less risk. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control. At December 31, 2002, the statutory surpluses of TRC and Putnam each significantly exceeded the level of surplus required under RBC requirements for regulatory attention.

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

    In addition to licensing requirements, TRH's international operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment, and are subject to local economic, political and social conditions. International operations and assets held abroad may be adversely affected by political developments in foreign countries, including possibilities of tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted. In addition, TRH's results of operations and net unrealized currency translation gain or loss (a component of accumulated other comprehensive income) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. (See Note 9 of Notes to Consolidated Financial Statements.) Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

RELATIONSHIP WITH THE AIG GROUP

AIG

    AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG's primary activities include both general and life insurance operations. Other significant activities include financial services, and retirement savings and asset management. AIG subsidiaries, collectively, are among one of the largest purchasers of reinsurance in the insurance industry based on premiums ceded.

CONTROL OF THE COMPANY

    As of December 31, 2002, 2001 and 2000, AIG beneficially owned approximately 60% of the Company's outstanding shares. Four of the Company's 9 current directors, including the Chairman, are current, or in the case of Mr. Matthews retired, executive officers of AIG and hold the following positions with AIG:
Mr. Greenberg is a Director and the Chairman and Chief Executive Officer; Mr. Matthews is a Director and Senior Advisor; Mr. Smith is a Director and Vice Chairman, Chief Financial Officer and Chief Administrative Officer and Mr. Tizzio is a Director and Senior Vice Chairman -- General Insurance.

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

    Approximately $395 million (13%), $232 million (10%) and $209 million (11%) of gross premiums written by TRH in the years 2002, 2001 and 2000, respectively, were attributable to reinsurance purchased by subsidiaries of AIG, for the production of which TRH paid ceding commissions to such AIG subsidiaries totaling approximately $88 million, $50 million and $38 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group subsidiary versus non-AIG Group subsidiary business it accepts. TRH's objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results.

    TRH retroceded gross premiums written to AIG subsidiaries in the years 2002, 2001 and 2000 of approximately $90.6 million, $113.5 million and $95.1 million, respectively, and received ceding commissions of approximately $10.3 million, $10.9 million and $11.2 million, respectively, for the production of such business in such years.

ITEM 2. PROPERTIES

    As of December 31, 2002, the office space of TRH's New York headquarters and its Toronto office are rented from the AIG Group, which leases it from others. The Chicago, Miami, Buenos Aires, Rio de Janeiro, London, Paris, Zurich, Warsaw, Sydney, Hong Kong, Shanghai and Tokyo offices, are rented from third parties. The lease for the office space occupied by TRH's New York headquarters expires in 2021.

ITEM 3. LEGAL PROCEEDINGS

    TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of March 20, 2003.

                                                                                       SERVED AS
                                                                                      DIRECTOR OR
                NAME                                  POSITION                 AGE   OFFICER SINCE
                ----                                  --------                 ---   -------------
Robert F. Orlich.....................  President, Chief Executive Officer      55        1990(1)
                                         and Director
Paul A. Bonny........................  Executive Vice President, President     46        1994
                                         International Operations
Steven S. Skalicky...................  Executive Vice President, Chief         54        1995
                                         Financial Officer
Javier E. Vijil......................  Executive Vice President, President     50        1996(2)
                                         Latin American Division
Robert V. Mucci......................  Senior Vice President and Actuary       45        1990(1)
Gary A. Schwartz.....................  Vice President and General Counsel      42        1999(3)
Elizabeth M. Tuck....................  Secretary                               47        1991
M. R. Greenberg......................  Chairman of the Board                   77        1986
Takashi Aihara.......................  Director                                66        2001
James Balog..........................  Director                                74        1988
C. Fred Bergsten.....................  Director                                61        1998
John J. Mackowski....................  Director                                77        1990
Edward E. Matthews...................  Director                                71        1986
Howard I. Smith......................  Director                                58        1994
Thomas R. Tizzio.....................  Director                                65        1990(1)

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) The following table sets forth the high and low closing sales prices per share of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape for each of the four quarters of 2002 and 2001, adjusted, as appropriate, for the 3-for-2 common stock split effected in the form of a 50% stock dividend, paid on July 20, 2001:

                                                      2002            2001
                                                  -------------   -------------
                                                  HIGH     LOW    HIGH     LOW
                                                  ----     ---    ----     ---
First Quarter...................................  90.89   80.89   71.29   63.18
Second Quarter..................................  89.28   80.00   83.82   68.91
Third Quarter...................................  79.55   63.80   84.46   69.20
Fourth Quarter..................................  70.80   60.55   92.00   82.62

    (b) As of January 31, 2003, the approximate number of holders of Common Stock, including those whose Common Stock is held in nominee name, was 27,000.

    (c) In 2002, the Company declared a quarterly dividend of $0.096 per common share in March and $0.10 per common share in each of May, September and December. In 2001, the Company declared a quarterly dividend of $0.090 per common share in March and $0.096 per common share in each of May, September and December. The Company paid each dividend in the quarter following the date of declaration. All dividend information has been adjusted, as appropriate, to reflect the 3-for-2 stock split paid in July 2001.

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

                                                        YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        2002         2001         2000         1999         1998
                                        ----         ----         ----         ----         ----
                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
    Net premiums written...........  $2,500,159   $1,905,647   $1,658,579   $1,498,524   $1,393,700
    Net premiums earned............   2,369,452    1,790,339    1,631,536    1,484,634    1,380,570
    Net investment income..........     252,026      240,083      234,485      230,739      222,000
    Realized net capital (losses)
      gains........................      (5,951)        (240)      33,098       82,793      120,899
    Revenues.......................   2,615,527    2,030,182    1,899,119    1,798,166    1,723,469
    Operating income (loss)........     188,417      (33,786)     268,064      236,235      323,580
    Income (loss) before income
      taxes........................     188,320      (34,107)     267,982      236,097      323,351
    Net income.....................     169,318       18,892      211,638      187,362      247,523
PER COMMON SHARE:*
    Net income:
        Basic......................  $     3.24   $     0.36   $     4.06   $     3.60   $     4.76
        Diluted....................        3.21         0.36         4.03         3.58         4.73
    Cash dividends declared........        0.40         0.38         0.35         0.32         0.29
SHARE DATA:*
    Weighted average common shares
      outstanding:
        Basic......................      52,302       52,224       52,127       52,056       51,955
        Diluted....................      52,755       52,736       52,475       52,324       52,297
BALANCE SHEET DATA (AT YEAR END):
    Investments and cash...........  $5,587,530   $5,004,431   $4,391,226   $4,333,462   $4,328,833
    Assets.........................   7,286,525    6,741,303    5,522,672    5,480,198    5,253,249
    Unpaid losses and loss
      adjustment expenses..........   4,032,584    3,747,583    3,077,162    3,304,931    3,116,038
    Unearned premiums..............     707,916      553,734      418,621      397,783      386,652
    Stockholders' equity...........   2,030,767    1,846,010    1,856,365    1,642,517    1,610,139

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL STATEMENTS

    The following discussion refers to the consolidated financial statements of Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, which are presented elsewhere herein. TRH's principal operating subsidiaries are Transatlantic Reinsurance Company (TRC), Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam).

    As of December 31, 2002, 2001 and 2000, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) beneficially owned approximately 60% of the Company's outstanding shares. Financial data discussed below have been affected by certain transactions between TRH and the AIG Group. (See Notes 10, 12 and 14 of Notes to Consolidated Financial Statements.)

CRITICAL ACCOUNTING ESTIMATES

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

    We believe the following represent our most important accounting policies as they require management's most significant exercise of judgment on both a quantitative and qualitative basis used in the preparation of TRH's consolidated financial statements and footnotes. The accounting estimates that result from the application of these policies require the use of assumptions about certain matters that are highly uncertain at the time of estimation.

    Loss Reserves -- TRH's unpaid losses and loss adjustment expenses, net of reinsurance recoverable thereon, represent estimates of future liability and related reinsurance recoverable for losses occurring on or prior to the balance sheet date. Net losses and loss adjustment expenses are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. A provision is included for losses and loss adjustment expenses incurred but not reported (IBNR) on the basis of past experience and other factors. The methods of making such estimates and for establishing the resulting reserves and related recoverables are continually reviewed and updated, and any adjustments resulting therefrom are reflected in income currently. Provisions for inflation and 'social inflation' (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of numerous judgments which are made as to expected trends in average claim severity.

    Loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts for risks related to environmental impairment and asbestos-related illnesses totaling $89 million and $81 million at December 31, 2002 and 2001, respectively. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages.

    Additionally, loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts resulting from the September 11, 2001 terrorist attack which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress. As of December 31, 2002, unpaid loss and loss adjustment expenses, net of reinsurance recoverable, related to this event totaled $170 million.

    Because the reserving process is inherently difficult and subjective, actual net losses and loss adjustment expenses may materially differ from reserves and related reinsurance recoverables reflected in TRH's consolidated financial statements, and accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its claims reserves carried at December 31, 2002 are adequate.

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

OPERATIONAL REVIEW

    IMPACT OF SEPTEMBER 11TH TERRORIST ATTACK ON THE UNITED STATES

    Results for 2001 include pre-tax net losses and loss adjustment expenses of $200 million from the September 11th terrorist attack, or $130 million after tax. The pre-tax net loss estimate is comprised of gross incurred losses and loss adjustment expenses of approximately $500 million less related reinsurance ceded of approximately $300 million. The losses recorded for this event represent TRH's estimate of ultimate losses based upon information presently available. Net loss payments related to this event were not material to 2002 or 2001 operating cash flow.

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

    The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

                                                         YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                           2002                    2001                    2000
                                   ---------------------   ---------------------   ---------------------
                                                CHANGE                  Change                  Change
                                                 FROM                    From                    From
                                    AMOUNT    PRIOR YEAR    Amount    Prior Year    Amount    Prior Year
                                    ------    ----------    ------    ----------    ------    ----------
                                                           (dollars in millions)
Net premiums written.............  $2,500.2      31.2%     $1,905.6      14.9%     $1,658.6      10.7%
Net premiums earned..............   2,369.5      32.3       1,790.3       9.7       1,631.5       9.9
Net investment income............     252.0       5.0         240.1       2.4         234.5       1.6

    For the period under discussion, the reinsurance market has been characterized by significant competition worldwide in most lines of business. In late 2000 and continuing through 2001, rate increases, which were achieved in many lines, intensified after the net industry surplus drain occurring as a result of the September 11, 2001 terrorist attack. Market conditions for reinsurers generally continued to improve throughout 2002 as rates increased and terms and conditions generally became more restrictive.

    Insurance industry estimates of losses from the September 11, 2001 attack originally ranged from $30 billion to $70 billion and made this event the most costly insured catastrophe ever. The range of expected industry loss remains broad due to the unprecedented nature of this event and the many lines of business affected. Attracted by the improved market conditions resulting from this decline in industry capacity, additional capital entered the market in late 2001 and into 2002 through the formation of new companies, principally in Bermuda, and through the addition of capital to certain existing companies. The additional market capacity has spurred additional competition, particularly in catastrophe exposed lines, and may lessen the magnitude of pricing improvements resulting from the burden of industry costs from September 11 going forward. While TRH believes that rate increases will continue through at least 2003, TRH cannot predict, with any reasonable certainty, future market conditions.

    In 2002 compared to 2001, the net premiums written increase resulted from significant rate increases and, to a lesser extent, increased coverage provided. The increase in net premiums written in 2001 compared to 2000 resulted from increased coverage provided and, to a lesser extent, rate increases. In 2002 and 2001, as compared to the immediately prior years, premium increases were primarily from treaty business. On a worldwide basis, casualty lines business represented 73.9% of net premiums written in 2002 versus 79.2% and 76.7% in 2001 and 2000, respectively. The balance represented property lines. Treaty business represented 95.4% of net premiums written in 2002 versus 95.7% in 2001 and 96.3% in 2000. The balance represented facultative accounts.

    Of the total increase in net premiums written in 2002 compared to 2001, domestic net premiums written increased by $349.6 million, or 34.5%, to $1,362.6 million, with significant increases recorded in specialty casualty (principally directors' and officers' liability, professional liability and medical malpractice), property, general casualty and ocean marine and aviation lines.

    Net premiums written by international offices increased in 2002 by $244.9 million, or 27.4%, over the prior year, to $1,137.6 million. All of the international offices recorded increases in net premiums written, led by London, TRZ and Miami (serving Latin America and the Caribbean). International net premiums written increased significantly in property, auto liability and specialty casualty (principally medical malpractice and other professional liability) lines. International business represented 45.5% of 2002 net premiums written compared to 46.8% in 2001.

    Of the total increase in net premiums written in 2001 compared to 2000, domestic net premiums written increased by $167.5 million, or 19.8%, to $1,013.0 million, with significant increases recorded in auto liability, general casualty and professional liability lines. These increases were partially offset by significant decreases in accident and health and aviation lines.

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

    Generally, reasons for increases in gross premiums written between years are similar to those for net premiums written. In 2002, ceded premiums written and earned increased over 2001. Such increase was caused by the higher cost of reinsurance coverage and additional coverage purchased (including catastrophe coverage) in 2002 over the prior year offset, in part, by a reduction in ceded premiums written resulting from certain domestic contracts in the specialty casualty area wherein a portion of premiums assumed under those agreements were retroceded to non-affiliates. In 2001 over 2000, ceded premiums written and earned increased dramatically over the prior year due also to the higher cost of reinsurance coverage and additional coverage purchased as well as increases related to the aforementioned domestic specialty casualty contracts.

    As further discussed in Notes 12 and 14 of Notes to Consolidated Financial Statements, TRH transacts a significant amount of business assumed and ceded with subsidiaries of AIG. TRH either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions.

    With respect to net premiums earned, the increase in each of 2002 and 2001 compared to the respective prior year amounts resulted primarily from the growth in net premiums written in both years.

    Net investment income increased in 2002 compared to 2001, due principally to an increase in interest from fixed maturities. This increase resulted primarily from the increased level of operating cash flow in 2002 compared to 2001 and, to a lesser extent, the positive impact of foreign exchange from investment income earned in certain of our international locations, offset, in part, by the impact of lower interest rates on fixed maturities purchased compared to interest rates on fixed maturities sold or matured. (See cash flow discussion under Financial Condition and Liquidity). Net investment income increased in 2001 compared to 2000 due to an increase in income from equities and in other interest income, offset, in part, by a reduction in interest income from fixed maturities, due principally to lower interest rates on fixed maturities purchased compared to interest rates on fixed maturities sold or matured. (See Note 3 of Notes to Consolidated Financial Statements.)

    The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results, and does not include income from investments. Generally, a combined ratio under 100 indicates an underwriting profit and a combined ratio exceeding 100 indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. The combined ratio represents the sum of the loss and loss adjustment expense ratio and the underwriting expense ratio. The loss and loss adjustment expense ratio represents net losses and loss adjustment expenses divided by net premiums earned, while the underwriting expense ratio represents the sum of net commissions and other operating expenses expressed as a percentage of net premiums written.

    The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the years indicated:

                                                            YEARS ENDED
                                                           DECEMBER 31,
                                                       ---------------------
                                                       2002    2001    2000
                                                       ----    ----    ----
Consolidated:
    Loss and loss adjustment expense ratio...........   75.8    87.2    73.4
    Underwriting expense ratio.......................   26.5    27.7    26.5
    Combined ratio...................................  102.3   114.9    99.9
----------------------------------------------------------------------------
Domestic:
    Loss and loss adjustment expense ratio...........   73.0    86.2    66.7
    Underwriting expense ratio.......................   27.6    29.7    28.6
    Combined ratio...................................  100.6   115.9    95.3

International:
    Loss and loss adjustment expense ratio...........   79.2    88.3    80.4
    Underwriting expense ratio.......................   25.2    25.3    24.3
    Combined ratio...................................  104.4   113.6   104.7

    There were no significant catastrophe losses occurring during 2002. In addition, as a result of net increases in estimates of losses occurring in prior years, based principally upon factors discussed above under Critical Accounting Estimates, net losses and loss adjustment expenses were increased by $339.1 million in 2002. Of this amount, in the fourth quarter of 2002, TRH recorded an increase to net loss and loss adjustment expense reserves of $100 million ($55 million domestic and $45 million international), resulting in a $65 million after-tax charge to net income. Such net reserve increase was largely caused by the impact of losses principally occurring between 1998 and 2000 in certain casualty lines. Such lines include other liability (a portion of which represents certain specialty casualty classes such as directors' and officers' liability and professional liability other than medical malpractice), medical malpractice and surety. This fourth quarter reserve adjustment was based primarily on an unexpected increase in the frequency and severity of reported claims late in the year reflecting industry-wide trends. The aforementioned fourth quarter increase to net loss and loss adjustment expense reserves added 4.2 to each of the loss and loss adjustment expense and combined ratios for consolidated, domestic and international operations. In addition, as a result of greater than expected reported loss activity in 2002 indicating that TRH's estimates as of the end of 2001 of the ultimate amounts of losses occurring in 2001 and prior years required a further net increase, significant adverse development was also recorded in 2002 on losses occurring in 1998 through 2001 in the auto liability and aviation lines and in 1999 through 2001 in the accident and health line. These increases to incurred losses were partially offset by favorable development on losses occurring in 2001, principally in fire and allied lines and other liability lines.

    TRH's 2001 results include net pre-tax catastrophe losses of $215 million (domestic -- $115 million; international -- $100 million), $200 million of which represents the cost of the September 11th attack. 2001 results also include pre-tax losses of $60 million (domestic) for reinsurance exposure related to Enron Corporation. Such events added 15.4, 18.7 and 11.7 to each of the loss and loss adjustment expense and combined ratios for consolidated, domestic and international operations, respectively.

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

    With respect to ceded incurred losses, 2001 amounts are significantly higher than comparable 2002 or 2000 amounts due largely to ceded losses in 2001 related to the September terrorist attack.

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

    The underwriting expense ratio decreased in 2002 compared to 2001 due to decreases of 0.6 in each of the net commission component and the other operating expense component of the ratio. With respect to the net commission component, the decreases between years result from decreases in Domestic and International-Other business, offset, in part, by an increase in International-Europe, all due largely to slight changes in the mix of business between periods. With respect to the other operating expense component, the decreases between years are due to the fact that the rates of increase in other operating expenses, spread through all segments, are significantly exceeded by the rates of increase of net premiums written for the respective periods. The underwriting expense ratio increased in 2001 compared to 2000 due principally to an increase in the commission ratio. This increase was caused, in large part, by a slight shift in the mix of business between years, including an increase in 2001 of ceded excess-of-loss premiums which have minimal ceding commissions.

    Other deductions generally include currency transaction gains and losses and other miscellaneous income and expense items.

    Pre-tax realized net capital (losses) gains totaled ($6.0) million in 2002, ($0.2) million in 2001 and $33.1 million in 2000. Such gains and losses are generally the result of investment dispositions which reflect TRH's investment and tax planning strategies to maximize after-tax income. In 2002 only, realized net capital losses include write-downs totaling $12.1 million and $1.8 million of equities available for sale and fixed maturities available for sale, respectively, related to certain of such securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. (See discussion under Financial Condition and Liquidity for criteria used in determination of such write-downs.)

    Income (loss) before income taxes was $188.3 million in 2002, ($34.1) million in 2001 and $268.0 million in 2000. The increase in income before income taxes in 2002 compared to the prior year resulted, in large part, from the absence of significant catastrophe losses in 2002. The other large loss items identified above in 2002 (fourth quarter increase in net loss reserves) and 2001 (loss related to Enron reinsurance exposure) also significantly affected income
(loss) before income taxes in those years. The decrease in income before income taxes in 2001 compared to 2000 resulted principally from a high level of catastrophe losses and the loss due to Enron reinsurance exposure in 2001 and a change from realized net capital gains in 2000 to realized net capital losses in 2001.

    Federal and foreign income tax expense (benefit) of $19.0 million, ($53.0) million and $56.3 million were recorded in 2002, 2001 and 2000, respectively. The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, filed consolidated federal income tax returns for the years under discussion, except those for 2002 which are not yet due. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will also include as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

    The effective tax rates, which represent the sum of current and deferred income taxes (benefits) divided by income (loss) before income taxes, were 10.1% in 2002, 155.4% in 2001 and 21.0% in 2000. The adjustments reconciling the 'expected' tax expense (benefit) to actual tax expense (benefit) in each of the three years under discussion (as detailed in Note 4 of Notes to Consolidated Financial Statements) are similar in terms of their nature and relative size, except that the adjustment for tax-exempt interest has been steadily increasing as the size of the tax-exempt fixed maturity portfolio has grown in 2002 and 2001 over the respective immediately prior year.

    However, in 2002 as compared to 2000, the lower effective tax rate is caused by the fact that adjustments reducing 'expected' tax expense to actual tax expense represent a larger portion of pre-tax income in 2002 than in 2000. While these tax adjustments have increased, pre-tax income in 2002 (for the reasons discussed above) and the related 'expected' tax expense have declined in 2002 as compared to 2000.

    In 2001, the unusual effective tax rate results from the fact that the tax benefit exceeds the amount of pre-tax loss due to the ability of TRH to reflect the current benefit of carrying its current year tax net operating loss back to prior years ($17.7 million current tax benefit and a component of federal income tax recoverable on the balance sheet) and record a deferred tax benefit (included on the balance sheet as a deferred income tax asset of $19.6 million) for a minimum tax credit carryforward which, by law at that time, could be carried forward indefinitely. However, a change in the U.S. federal tax law extended the net operating loss carryback period to five years enabling TRH to utilize its tax net operating loss for 2001 currently. (See Note 4 of Notes to Consolidated Financial Statements.)

    Net income and net income per common share on a diluted basis, respectively, were as follows: 2002 -- $169.3 million, $3.21; 2001 -- $18.9 million, $0.36;
2000 -- $211.6 million, $4.03. Reasons for the changes between years are as discussed earlier. Per share amounts have been retroactively adjusted, as appropriate, to reflect the 3-for-2 common stock split paid in July 2001. (See
Note 7 of Notes to Consolidated Financial Statements.)

    In the years under discussion, the after-tax impact of certain significant items included in net income are as follows: 2002 -- fourth quarter increase in net loss and loss adjustment expense reserves -- $65.0 million;
2001 -- catastrophe losses -- $139.8 million (including $130.0 million related to the terrorist attack); losses related to Enron reinsurance exposure -- $39.0 million. After-tax realized net capital (losses) gains included in net income amounted to ($3.9) million in 2002, ($0.2) million in 2001 and $21.5 million in 2000.

    SEGMENT RESULTS

    (a) DOMESTIC:

    2002 compared to 2001 -- Domestic revenues increased over the prior year due primarily to increases in net premiums earned for reasons discussed earlier in the Operational Review. Income before income taxes for 2002 far exceeded the prior year amount due to improved underwriting results in 2002 resulting principally from reduced loss activity and, to a lesser extent, a reduction of the relationship of underwriting expenses to net premiums written, each as compared to 2001. (Also see combined ratio table earlier in Operational Review for relationships of elements of adjusted underwriting loss with net premiums written and earned.) Loss activity in 2002 includes a $55 million fourth quarter charge to net losses and loss adjustment expenses related to an increase in loss reserves as discussed earlier in the Operational Review. 2001 loss activity includes significant catastrophe losses and a charge related to Enron which are further discussed in the comparison of 2001 to 2000 below.

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

    Assets in 2001 significantly exceeded the 2000 amount due to the short-term investment of funds received under securities loan agreements, an increase in fixed maturities available for sale (see Accounting Standards (a) below discussing change in classification of certain fixed maturities) and an increase in reinsurance recoverable on paid and unpaid losses and loss adjustment expenses, related principally to 2001 catastrophe losses.

    (b) INTERNATIONAL -- EUROPE (LONDON AND PARIS BRANCHES AND TRZ):

    2002 compared to 2001 -- European revenues increased compared to the prior year primarily due to increases in net premiums earned in London and Trans Re Zurich. The majority of these increases occurred in property and auto liability lines. Income before income taxes for 2002 far exceeded the prior year amount due to improved underwriting results in 2002 resulting principally from reduced loss activity compared to 2001. Loss activity in 2002 includes a $30 million fourth quarter pre-tax charge (related to the London branch) to net losses and loss adjustment expenses related to an increase in loss reserves as discussed earlier in the Operational Review. 2001 loss activity includes significant catastrophe losses which are further discussed in the comparison of 2001 to 2000 below.

    The significant increase in assets in 2002 as compared to 2001 is primarily due to significant operating cash flow in 2002 and, to a lesser extent, the impact of foreign exchange on investments held, as the U.S. dollar weakened during the year compared to currencies in which the investments were held.

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

    Assets in 2001 significantly exceeded the 2000 amount due to the short-term investment of funds received under securities loan agreements, an increase in fixed maturities available for sale, and an increase in reinsurance recoverable on paid and unpaid losses and loss adjustment expenses, related principally to 2001 catastrophe losses from the London market related to September 11.

    (c) INTERNATIONAL -- OTHER (MIAMI (SERVING LATIN AMERICA AND THE CARIBBEAN), TORONTO, HONG KONG AND TOKYO BRANCHES):

    2002 compared to 2001 -- Revenues increased in 2002 compared to 2001 due to increases in net premiums earned in each of the offices in this grouping, led by Miami and Toronto. Loss before income taxes in 2002 worsened compared to a year ago, due principally to a deterioration of underwriting results caused by increased loss activity. Loss activity in 2002 includes a $15 million fourth quarter charge (related to the Miami branch) to net losses and loss adjustment expenses related to an increase in loss reserves as discussed earlier in the Operational Review. The underwriting expense ratio improved in 2002 compared to the prior year.

    2001 compared to 2000 -- Revenues in 2001 were slightly lower than in 2000 principally as a result of a reduction in realized net capital gains. The difference between loss before income taxes recorded in 2001 and income before income taxes recorded in 2000 was due, in large part, to increased loss activity in the Latin American region and in Asia, other than Japan.

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 13 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) In 2002 and 2001, the Company received cash dividends from TRC of $15.5 million and $26.4 million, respectively. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

    At December 31, 2002, total investments and cash were $5,587.5 million compared to $5,004.4 million at December 31, 2001. The increase was caused, in large part, by $598.0 million of cash provided by operating activities and, to a lesser extent, the impact of foreign exchange on investments held principally in Europe, offset, in part, by cash flow from financing activities (principally net funds disbursed under securities loan agreements -- see Note 2 of Notes to Consolidated Financial Statements).

    For 2002, TRH's operating cash flow of $598.0 million significantly exceeded the comparable 2001 amount of $242.1 million. The increase was caused principally by a significant increase in net premiums written, net of commissions, offset, in part, by an increase in paid losses, each in 2002 as compared to 2001. The increase in paid losses is due primarily to increasing premium volume in recent years and a continued shift in the business mix towards lines with shorter payment patterns.

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

    As significant losses from the September 11, 2001 terrorist attack (see Operational Review above) and Enron reinsurance exposure remain unpaid, TRH expects that payments related to these events may significantly reduce cash flow in 2003 and 2004.

    A portion of consolidated operating cash flow, namely, $250.6 million, $138.6 million and -$5.0 million, was derived from international operations in 2002, 2001 and 2000, respectively.

    TRH believes that its balance of cash and cash equivalents of $127.4 million as of December 31, 2002 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of

2003 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

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

    TRH's fixed maturity investments, approximately 79.9% of total investments as of December 31, 2002, are predominantly investment grade, liquid securities, approximately 43% of which will mature in less than 10 years. Also as of that date, approximately 8.4% of total investments were in common and nonredeemable preferred stocks, approximately 5.1% of total investments were in other invested assets, including investments in partnerships, approximately 6.4% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.2% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2003 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    Activity within the fixed maturities available for sale portfolio for the years under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties (see
Note 2(b) of Notes to Consolidated Financial Statements). The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $327.3 million and $13.4 million, respectively, as of December 31, 2002.

    Gross unrealized gains and losses on fixed maturities available for sale as of December 31, 2002 amounted to $196.6 million and $16.5 million, respectively.

    As of December 31, 2002, 94.8% of the fixed maturity portfolio was rated Aaa or Aa, an additional 4.5% was also rated investment grade or better, 0.7% was rated below investment grade and less than 0.1% was not rated. Also, as of December 31, 2002, TRH had no derivative instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

    Management reviews its investments on a continual basis for evidence of other than temporary declines in market value and exercises its judgment in making such a determination and calculating the amount of loss recognition (as a realized net capital loss). Generally, a security is considered a candidate for such a write-down to its current market value from its cost or amortized cost if it meets any of the following criteria: a) trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time; or b) a discrete credit event has occurred, resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a market value substantially lower than par value of their claims; or c) in the opinion of management, it is unlikely that TRH will realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events. As the market price following a significant credit event of any issuer may be volatile after such an event, other factors impacting its market performance and its recent financial performance will be considered to determine if further impairment has occurred. (See Operational Review for a discussion of realized net capital losses resulting from write-downs of securities for other than temporary declines in market value.)

    At December 31, 2002, reserves for unpaid losses and loss adjustment expenses totaled $4.03 billion, an increase of $285.0 million, or 7.6%, as compared to the prior year. A portion of such increase ($100 million) relates to a fourth quarter increase in net loss reserves in certain casualty lines which was based primarily on an unexpected increase in the frequency and severity of reported claims late in the year (see Note 5 of Notes to Consolidated Financial Statements). Also at December 31, 2002, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $761.6 million, a decrease of $64.0 million, or 7.8%, from the prior year. This decrease was related principally to amounts due from affiliates and occurred in the normal course of business.

    Of the amount of reinsurance recoverable on paid and unpaid losses and loss adjustment expenses, which totaled $817.6 million as of December 31, 2002, $589.8 million represented balances that were unsecured. Of such unsecured balances, $123.9 million was due from affiliates (which are rated AAA) and 88.7% of the remaining balance was due from companies rated A or better. (See Note 14 of Notes to Consolidated Financial Statements.)

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

    TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for 2002 and 2001 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

    The following table presents the VaR on a combined basis and of each component of market risk for 2002 and 2001. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

                                     2002                                 2001
                       --------------------------------   ------------------------------------
MARKET RISK            YEAR-END   AVERAGE   HIGH   LOW    Year-End   Average   High     Low
-----------            --------   -------   ----   ---    --------   -------   ----     ---
(in millions)
Combined.............    $105      $107     $118   $96      $111       $96     $111     $80
Interest rate........     104       104      113    98        99        82       99      66
Equity...............      48        50       55    45        55        53       55      51
Currency.............       3         2        3     2         3         3        4       3

    TRH's stockholders' equity totaled $2.03 billion at December 31, 2002, an increase of $184.8 million from year-end 2001. The net increase consisted principally of net income of $169.3 million and an increase in accumulated other comprehensive income of $33.0 million, less cash dividends declared of $20.6 million.

    The increase in accumulated other comprehensive income consisted principally of the following: net unrealized appreciation of fixed maturities available for sale, net of income tax, of $50.1 million, caused principally by a continued decrease in market interest rates; net unrealized currency translation gain, net of income tax, of $21.6 million, caused by a weakening of the U.S. dollar, particularly against certain European currencies partially offset by net unrealized depreciation of equities, net of income tax, of $38.8 million, caused principally by a general weakening of the U.S. economy during the year.

    Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the market value of fixed maturities and equities available for sale. Market values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

    Risk-based capital (RBC) standards, promulgated by the National Association of Insurance Commissioners (NAIC), relate an individual company's statutory policyholders' surplus to the risk inherent in its overall operations and sets thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 2002, the statutory surpluses of TRC and Putnam each significantly exceeded the level of surplus required under RBC requirements for regulatory attention.

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

    In accordance with the transition provisions of SFAS No. 133, as amended, TRH transferred during the first quarter of 2001 all of its fixed maturities in the held-to-maturity classification (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the fixed maturities available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) has been recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive Income and the Consolidated Statement of Stockholders' Equity in 2001. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold fixed maturities acquired in the future to their maturity.

    (b) OTHER ACCOUNTING STANDARDS:

    In December 2002, the FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure,' an amendment of SFAS No. 123, 'Accounting for Stock-Based Compensation,' to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual (see Note 2(j) of Notes to Consolidated Financial Statements) and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of Accounting Principles Board Opinion
(APB) No. 25 for any period for which an income statement is presented, TRH must present the stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method prescribed in SFAS No. 123 had been applied to all awards.

    In accordance with the standard, TRH has adopted the disclosure provisions in these footnotes with comparable information provided for all years for which an income statement is presented. In addition, TRH expects to adopt the recognition provisions of SFAS No. 123 in the first quarter of 2003, and will report that change in accounting principle using the prospective method of transition. That method requires application of the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled on or after that date. The effect of adopting the recognition provisions of SFAS No. 123 is not expected to be material to results of operations, financial position or cash flows for 2003. While the pro forma impact of applying the aforementioned recognition provisions to all award grants (occurring before and after adoption of the standard) will continue to be disclosed in the Summary of Significant Accounting Policies, the charges to income in 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to income, as those charges to income under the prospective method of transition will not reflect costs associated with stock compensation issued or granted prior to 2003. Additional stock-based compensation in future years is anticipated.

    SFAS No. 142, 'Goodwill and Other Intangible Assets,' was issued by the FASB in June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, 'Intangible Assets.' The new standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Among other things, goodwill and some intangible assets will no longer be amortized, but will be subject to impairment tests at least annually. In accordance with the statement, TRH adopted SFAS No. 142 on January 1, 2002. The implementation of this standard did not have a material effect on TRH's results of operations, financial position or cash flows.

OTHER MATTERS

    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification) as primary guidance on statutory accounting effective January 1, 2001. The Codification provides guidance for areas where previously statutory accounting had been silent and has also changed current statutory accounting in some areas. The New York Insurance Department (the state of domicile of TRC and Putnam) adopted most of the Codification guidance for implementation on January 1, 2001, but did not adopt certain key provisions including those on deferred income taxes. The cumulative effect of the implementation of Codification guidance (as adopted by the New York Insurance Department) on the statutory surplus of TRC and Putnam as of January 1, 2001 was not material. In the fourth quarter of 2002, the guidance related to deferred income taxes was adopted. Accordingly, as of year-end 2002, statutory surplus of both TRC and Putnam include the impact of deferred tax assets of $88.3 million and $4.4 million, respectively, representing the cumulative benefit of adopting such provision in 2002. Statutory net income (loss) was not affected.

    As one or both of TRC and Putnam is also licensed, accredited or otherwise permitted to serve as a reinsurer in all states and the District of Columbia in the United States, they are required to disclose the differences between implementing Codification guidance on a New York State basis and Codification guidance adopted by the NAIC in a footnote to their statutory filings. As of December 31, 2002, remaining differences between Codification and those Codification provisions adopted by the New York Insurance Department are not material to 2002 statutory surplus and net income of TRC or Putnam and are not expected to be material in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   36
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   37
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................   38
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2001 and 2000..............   39
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................   40
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2002, 2001 and 2000..............   41
Notes to Consolidated Financial Statements..................   42

Schedules:

      I -- Summary of Investments -- Other than Investments in
           Related Parties as of December 31, 2002...................  S-1
     II -- Condensed Financial Information of Registrant as of
           December 31, 2002 and 2001 and for the years ended
           December 31, 2002, 2001 and 2000..........................  S-2
    III -- Supplementary Insurance Information as of December 31,
           2002, 2001 and 2000 and for the years then ended..........  S-5
     IV -- Reinsurance for the years ended December 31, 2002, 2001 and 2000..................................................  S-6
     VI -- Supplementary Information Concerning Property/Casualty
           Insurance Operations as of December 31, 2002, 2001 and
           2000 and for the years then ended.........................  S-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of TRANSATLANTIC HOLDINGS, INC.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' in 2001.

                                          /s/ PricewaterhouseCoopers LLP

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
February 12, 2003

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                 2002         2001
                                                                 ----         ----
                                                               (in thousands, except
                                                                    share data)
                           ASSETS
Investments and cash:
    Fixed maturities available for sale, at market value
      (amortized cost: 2002 -- $4,181,354;
      2001 -- $3,550,914) (fixed maturities pledged, at
      market value: 2002 -- $327,305; 2001 -- $385,542).....  $4,361,489   $3,653,941
    Equities:
        Common stocks available for sale, at market value
          (cost: 2002 -- $477,738; 2001 -- $496,407) (common
          stocks pledged, at market value: 2002 -- $13,421;
          2001 -- $37,239)..................................     433,670      512,631
        Nonredeemable preferred stocks available for sale,
          at market value (cost: 2002 -- $26,205;
          2001 -- $30,589)..................................      26,199       30,050
    Other invested assets...................................     278,311      248,275
    Short-term investment of funds received under securities
      loan agreements.......................................     347,647      432,758
    Short-term investments, at cost which approximates
      market value..........................................      12,812        2,562
    Cash and cash equivalents...............................     127,402      124,214
                                                              ----------   ----------
            Total investments and cash......................   5,587,530    5,004,431
Accrued investment income...................................      80,658       66,850
Premium balances receivable, net............................     350,214      379,778
Reinsurance recoverable on paid and unpaid losses and loss
  adjustment expenses:
    Affiliates..............................................     191,704      253,919
    Other...................................................     625,884      620,519
Deferred acquisition costs..................................     132,967      101,146
Prepaid reinsurance premiums................................      65,809       51,226
Federal income tax recoverable..............................      51,199       43,178
Deferred income taxes.......................................     170,822      184,982
Other assets................................................      29,738       35,274
                                                              ----------   ----------
            Total assets....................................  $7,286,525   $6,741,303
                                                              ----------   ----------
                                                              ----------   ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses..................  $4,032,584   $3,747,583
Unearned premiums...........................................     707,916      553,734
Reinsurance balances payable................................     109,082       84,815
Payable under securities loan agreements....................     347,647      432,758
Other liabilities...........................................      58,529       76,403
                                                              ----------   ----------
            Total liabilities...............................   5,255,758    4,895,293
                                                              ----------   ----------
Preferred Stock, $1.00 par value; shares authorized:
  5,000,000.................................................          --           --
Common Stock, $1.00 par value; shares authorized:
  100,000,000; shares issued: 2002 -- 53,225,149;
  2001 -- 53,119,945........................................      53,225       53,120
Additional paid-in capital..................................     192,141      189,243
Accumulated other comprehensive income......................      60,644       27,603
Retained earnings...........................................   1,739,200    1,590,487
Treasury Stock, at cost; 864,200 shares of common stock.....     (14,443)     (14,443)
                                                              ----------   ----------
            Total stockholders' equity......................   2,030,767    1,846,010
                                                              ----------   ----------
            Total liabilities and stockholders' equity......  $7,286,525   $6,741,303
                                                              ----------   ----------
                                                              ----------   ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              2002          2001          2000
                                                              ----          ----          ----
                                                            (in thousands, except per share data)
Revenues:
    Net premiums written.................................  $2,500,159    $1,905,647    $1,658,579
    Increase in net unearned premiums....................    (130,707)     (115,308)      (27,043)
                                                           ----------    ----------    ----------
    Net premiums earned..................................   2,369,452     1,790,339     1,631,536
    Net investment income................................     252,026       240,083       234,485
    Realized net capital (losses) gains..................      (5,951)         (240)       33,098
                                                           ----------    ----------    ----------
                                                            2,615,527     2,030,182     1,899,119
                                                           ----------    ----------    ----------
Expenses:
    Net losses and loss adjustment expenses..............   1,796,352     1,561,529     1,196,896
    Net commissions......................................     607,539       474,899       387,830
    Other operating expenses.............................      55,040        52,063        51,930
    Increase in deferred acquisition costs...............     (31,821)      (24,523)       (5,601)
                                                           ----------    ----------    ----------
                                                            2,427,110     2,063,968     1,631,055
                                                           ----------    ----------    ----------
Operating income (loss)..................................     188,417       (33,786)      268,064
Other deductions.........................................         (97)         (321)          (82)
                                                           ----------    ----------    ----------
Income (loss) before income taxes........................     188,320       (34,107)      267,982
                                                           ----------    ----------    ----------
Income taxes (benefits):
    Current..............................................      22,352       (17,089)       56,112
    Deferred.............................................      (3,350)      (35,910)          232
                                                           ----------    ----------    ----------
                                                               19,002       (52,999)       56,344
                                                           ----------    ----------    ----------
Net income...............................................  $  169,318    $   18,892    $  211,638
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

Net income per common share:
    Basic................................................  $     3.24    $     0.36    $     4.06
    Diluted..............................................        3.21          0.36          4.03

Weighted average common shares outstanding:
    Basic................................................      52,302        52,224        52,127
    Diluted..............................................      52,755        52,736        52,475

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              2002          2001          2000
                                                              ----          ----          ----
                                                            (in thousands, except per share data)
Common Stock:
    Balance, beginning of year...........................  $   53,120    $   35,574    $   35,528
    Stock split effected as a dividend...................          --        17,421            --
    Issued under stock option and purchase plans.........         105           125            46
                                                           ----------    ----------    ----------
        Balance, end of year.............................      53,225        53,120        35,574
                                                           ----------    ----------    ----------
Additional paid-in capital:
    Balance, beginning of year...........................     189,243       202,593       200,567
    Stock split effected as a dividend...................          --       (17,544)           --
    Excess of proceeds over par value of common stock
      issued under stock option and purchase plans.......       2,898         4,194         2,026
                                                           ----------    ----------    ----------
        Balance, end of year.............................     192,141       189,243       202,593
                                                           ----------    ----------    ----------
Accumulated other comprehensive income:
    Balance, beginning of year...........................      27,603        36,773        18,212
    Cumulative effect of an accounting change, net of
      income tax effect..................................          --        32,406            --
    Other net change for year............................      50,552       (63,964)       28,555
    Income tax effect on other net change................     (17,511)       22,388        (9,994)
                                                           ----------    ----------    ----------
        Balance, end of year.............................      60,644        27,603        36,773
                                                           ----------    ----------    ----------
Retained earnings:
    Balance, beginning of year...........................   1,590,487     1,591,425     1,398,210
    Net income...........................................     169,318        18,892       211,638
    Cash dividends declared (per common share:
      2002 -- $0.40; 2001 -- $0.38; 2000 -- $0.35).......     (20,605)      (19,830)      (18,423)
                                                           ----------    ----------    ----------
        Balance, end of year.............................   1,739,200     1,590,487     1,591,425
                                                           ----------    ----------    ----------
Treasury Stock:
    Balance, beginning of year...........................     (14,443)      (10,000)      (10,000)
    Acquisition of treasury stock........................          --        (4,443)           --
                                                           ----------    ----------    ----------
        Balance, end of year.............................     (14,443)      (14,443)      (10,000)
                                                           ----------    ----------    ----------
Total stockholders' equity...............................  $2,030,767    $1,846,010    $1,856,365
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                 2002         2001        2000
                                                                 ----         ----        ----
                                                                        (in thousands)
Cash flows from operating activities:
    Net income..............................................  $   169,318   $  18,892   $ 211,638
                                                              -----------   ---------   ---------
    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
        Changes in unpaid losses and loss adjustment
          expenses, unearned premiums and prepaid
          reinsurance premiums..............................      424,600     784,468    (204,903)
        Changes in premium and reinsurance balances
          receivable and payable, net.......................      112,420    (456,663)        124
        Change in deferred acquisition costs................      (31,821)    (24,523)     (5,601)
        Change in accrued investment income.................      (17,973)      2,201       4,527
        Realized net capital losses (gains).................        5,951         240     (33,098)
        Changes in current and deferred income taxes........      (11,372)    (80,916)      7,385
        Change in net unrealized currency translation
          adjustment........................................      (41,345)     (2,608)     20,625
        Changes in other assets and liabilities, net........      (13,729)      2,297     (15,159)
        Other, net..........................................        1,915      (1,278)       (468)
                                                              -----------   ---------   ---------
            Total adjustments...............................      428,646     223,218    (226,568)
                                                              -----------   ---------   ---------
            Net cash provided by (used in) operating
              activities....................................      597,964     242,110     (14,930)
                                                              -----------   ---------   ---------
Cash flows from investing activities:
    Proceeds of fixed maturities available for sale sold....    1,071,013     315,588     299,906
    Proceeds of fixed maturities held to maturity redeemed
      or matured............................................           --          --     148,829
    Proceeds of fixed maturities available for sale redeemed
      or matured............................................      296,357     278,857     421,894
    Proceeds of equities sold...............................      655,436     798,727     690,300
    Purchase of fixed maturities held to maturity...........           --          --     (16,675)
    Purchase of fixed maturities available for sale.........   (1,881,681)   (786,623)   (763,498)
    Purchase of equities....................................     (695,699)   (812,998)   (678,556)
    Net purchase of other invested assets...................      (23,948)    (14,862)    (63,040)
    Net sale (purchase) of short-term investment of funds
      received under securities loan agreements.............       85,111    (432,758)         --
    Net (purchase) sale of short-term investments...........      (10,250)     23,928     (21,599)
    Change in other liabilities for securities in course of
      settlement............................................       (6,989)    (26,304)     62,521
    Other, net..............................................       14,693       1,744      (7,327)
                                                              -----------   ---------   ---------
            Net cash (used in) provided by investing
              activities....................................     (495,957)   (654,701)     72,755
                                                              -----------   ---------   ---------
Cash flows from financing activities:
    Net funds (disbursed) received under securities loan
      agreements............................................      (85,111)    432,758          --
    Dividends to stockholders...............................      (20,505)    (19,554)    (18,072)
    Proceeds from common stock issued.......................        3,003       4,319       2,072
    Acquisition of treasury stock...........................           --      (4,443)         --
    Other...................................................       (1,739)     (4,819)     (8,264)
                                                              -----------   ---------   ---------
            Net cash (used in) provided by financing
              activities....................................     (104,352)    408,261     (24,264)
                                                              -----------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        5,533        (702)     (8,332)
                                                              -----------   ---------   ---------
            Change in cash and cash equivalents.............        3,188      (5,032)     25,229
Cash and cash equivalents, beginning of year................      124,214     129,246     104,017
                                                              -----------   ---------   ---------
            Cash and cash equivalents, end of year..........  $   127,402   $ 124,214   $ 129,246
                                                              -----------   ---------   ---------
                                                              -----------   ---------   ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002       2001       2000
                                                                ----       ----       ----
                                                                      (in thousands)
Net income..................................................  $169,318   $ 18,892   $211,638
                                                              --------   --------   --------

Other comprehensive income (loss):
    Net unrealized appreciation (depreciation) of
      investments:
        Net unrealized holding gains (losses) arising during
          period............................................    11,685    (36,904)    89,168
        Related income tax effect...........................    (4,090)    12,917    (31,209)
        Reclassification adjustment for losses (gains)
          included in net income............................     5,951        240    (33,098)
        Related income tax effect...........................    (2,083)       (84)    11,584
                                                              --------   --------   --------
                                                                11,463    (23,831)    36,445
                                                              --------   --------   --------
    Net unrealized currency translation gain (loss).........    32,916    (27,300)   (27,515)
    Related income tax effect...............................   (11,338)     9,555      9,631
                                                              --------   --------   --------
                                                                21,578    (17,745)   (17,884)
                                                              --------   --------   --------
    Cumulative effect of an accounting change, net of
      related income tax effect.............................        --     32,406         --
                                                              --------   --------   --------
Other comprehensive income (loss)...........................    33,041     (9,170)    18,561
                                                              --------   --------   --------
Comprehensive income........................................  $202,359   $  9,722   $230,199
                                                              --------   --------   --------
                                                              --------   --------   --------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

    Transatlantic Holdings, Inc. (the 'Company') is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company (TRC). TRC owns all of the common stock of Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam). As of
December 31, 2002, 2001 and 2000, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) beneficially owned approximately 60% of the Company's outstanding shares.

    Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are auto liability (including nonstandard risks), other liability (including directors' and officers' liability and other professional liability), medical malpractice, ocean marine and aviation, accident and health and surety and credit in the casualty lines, and fire, homeowners and auto physical damage in the property lines (which include property catastrophe risks). Casualty lines represented 73.9%, 79.2% and 76.7% of net premiums written in 2002, 2001 and 2000, respectively. The balance represented property lines.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to conform prior years' presentations with 2002.

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

    (b) INVESTMENTS: Fixed maturities are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. In the first quarter of 2001, TRH transferred all of its fixed maturities previously classified as held-to-maturity (and carried at amortized cost) to the available for sale classification. (See discussion on Adoption of Statement of Financial Accounting Standards (SFAS) No. 133 and Change in Classification of Certain Fixed Maturities in Note 2(k)(i).) As of December 31, 2002 and 2001, all fixed maturities are classified as available-for-sale and carried at market value. Common and nonredeemable preferred stocks are carried principally at market value. Market values for fixed maturity securities and equities are generally based upon quoted market prices. For certain fixed maturity securities, for which market prices were not readily available, market values were estimated using values obtained from independent pricing services. Other invested assets consist of investments in partnerships, a limited duration bond fund managed by an AIG subsidiary and other investments which are carried primarily at market value. Short-term investments are carried at cost, which approximates market value.

    In 2002 and 2001, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security. Such funds are held in a pooled account of the lending agent in these transactions (an AIG subsidiary) and are carried as an investment on the balance sheet (at cost, which approximates market value) in accordance with SFAS No. 140, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125.' A

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liability is recorded in an amount equal to the collateral received to recognize TRH's obligation to return such funds when the related loaned securities are returned. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as such value fluctuates. Fees received net of fees paid related to these transactions are recorded in net investment income.

    Realized gains or losses on the sale of investments are determined on the basis of specific identification. In addition, where the declines in the market value of securities below cost or amortized cost are considered to be other than temporary, a realized loss is recorded for the difference between cost or amortized cost and estimated market value of such securities. Except where there has been an other than temporary impairment of market value, changes in unrealized appreciation (depreciation) of fixed maturities available for sale, equity investments and other invested assets are charged or credited, net of deferred income taxes, directly to accumulated other comprehensive income (see
Note 9), a component of stockholders' equity. Investment income is recorded as earned. Amortization of fixed maturity premium and the accrual of fixed maturity discount are charged or credited to net investment income.

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

    Unpaid losses and loss adjustment expenses include certain amounts for the reinsurance of risks related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 2002 for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Additionally, loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts resulting from the September 11, 2001 terrorist attack which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress. (See
Note 8.)

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

    (j) STOCK-BASED COMPENSATION: The Company accounts for its stock options based on the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 and related interpretations, as permitted under SFAS
No. 123. (See Notes 2(k)(ii) and 11 for a discussion of the Company's stock option plans.) Had compensation cost been charged to earnings in accordance with the fair value method discussed in SFAS No. 123, the Company's net income and net income per share (on a pro forma basis) would have been as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002      2001       2000
                                                                ----      ----       ----
                                                                  (in thousands, except
                                                                     per share data)
Net income:
    As reported.............................................  $169,318   $18,892   $211,638
    Deduct: Total stock-based compensation expense
      determined under fair value based method for all
      awards, net of related tax effects....................    (3,134)   (2,811)    (2,577)
    Pro forma...............................................   166,184    16,081    209,061
Net income per common share (split-adjusted):
    As reported:
        Basic...............................................      3.24      0.36       4.06
        Diluted.............................................      3.21      0.36       4.03
    Pro forma:
        Basic...............................................      3.18      0.31       4.01
        Diluted.............................................      3.15      0.30       3.98

    (k) ACCOUNTING STANDARDS:

    (i) Adoption of SFAS No. 133 and Change in Classification of Certain Fixed
Maturities:

    SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' issued by the Financial Accounting Standards Board (FASB) in June 1998, as amended, established accounting and

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with the standard, TRH adopted its provisions on January 1, 2001 with no resulting effect on net income or cash flows.

    In accordance with the transition provisions of SFAS No. 133, as amended, TRH transferred during the first quarter of 2001 all of its fixed maturities in the held-to-maturity classification (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the fixed maturities available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) has been recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive Income and the Consolidated Statement of Stockholders' Equity in 2001. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold fixed maturities acquired in the future to their maturity.

    (ii) Other Accounting Standards:

    In December 2002, the FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure,' an amendment of SFAS No. 123, 'Accounting for Stock-Based Compensation,' to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual (see Note 2(j)) and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of APB No. 25 for any period for which an income statement is presented, TRH must present the stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method prescribed in SFAS No. 123 had been applied to all awards.

    In accordance with the standard, TRH has adopted the disclosure provisions in these footnotes with comparable information provided for all years for which an income statement is presented. In addition, TRH expects to adopt the recognition provisions of SFAS No. 123 in the first quarter of 2003, and will report that change in accounting principle using the prospective method of transition. That method requires application of the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled on or after that date. The effect of adopting the recognition provisions of SFAS No. 123 is not expected to be material to results of operations, financial position or cash flows for 2003. While the pro forma impact of applying the aforementioned recognition provisions to all award grants (occurring before and after adoption of the standard) will continue to be disclosed in the Summary of Significant Accounting Policies, the charges to income in 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to income, as those charges to income under the prospective method of transition will not reflect costs associated with stock compensation issued or granted prior to 2003. Additional stock-based compensation in future years is anticipated.

    SFAS No. 142, 'Goodwill and Other Intangible Assets,' was issued by the FASB in June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, 'Intangible Assets.' The new standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Among other things, goodwill and some intangible assets will no longer be amortized, but will be subject to impairment tests at least annually. In accordance with

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the statement, TRH adopted SFAS No. 142 on January 1, 2002. The implementation of this standard did not have a material effect on TRH's results of operations, financial position or cash flows.

3. INVESTMENTS

    (a) STATUTORY DEPOSITS: Investments, the substantial majority of which are fixed maturities and common stocks available for sale, were deposited with governmental authorities as required by law and amounted to approximately $142,000,000 and $126,000,000 at December 31, 2002 and 2001, respectively.

    (b) NET INVESTMENT INCOME: An analysis of net investment income of TRH follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                                ----       ----       ----
                                                                      (in thousands)
Fixed maturities............................................  $210,548   $200,955   $207,569
Equities....................................................    21,822     18,703      9,988
Other.......................................................    24,807     26,008     22,039
                                                              --------   --------   --------
    Total investment income.................................   257,177    245,666    239,596
Investment expenses.........................................    (5,151)    (5,583)    (5,111)
                                                              --------   --------   --------
    Net investment income...................................  $252,026   $240,083   $234,485
                                                              --------   --------   --------
                                                              --------   --------   --------

    (c) INVESTMENT GAINS AND LOSSES: Realized net capital (losses) gains, principally on sales of investments, and the change in net unrealized appreciation (depreciation) of investments are summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002       2001       2000
                                                                ----       ----       ----
                                                                      (in thousands)
Realized net capital (losses) gains:
    Fixed maturities........................................  $ 63,563   $   (803)  $ (33,573)
    Equities................................................   (69,788)      (258)     66,879
    Other...................................................       274        821        (208)
                                                              --------   --------   ---------
        Totals..............................................  $ (5,951)  $   (240)  $  33,098
                                                              --------   --------   ---------
                                                              --------   --------   ---------
Change in net unrealized appreciation (depreciation) of
  investments:(1)
    Fixed maturities carried at amortized cost(2)...........  $     --   $(49,855)  $  29,083
    Fixed maturities carried at market(2)...................    77,108     55,318     128,481
    Equities................................................   (59,759)   (41,909)    (69,958)
    Other...................................................       287       (218)     (2,456)
                                                              --------   --------   ---------
        Totals..............................................  $ 17,636   $(36,664)  $  85,150
                                                              --------   --------   ---------
                                                              --------   --------   ---------

---------

(1) Before deferred income tax effect.

(2) Amounts for 2001 include the change in classification of certain fixed maturities (see Note 2(k)(i)).

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)
    (d) FIXED MATURITIES: The amortized cost and market value of fixed maturities at December 31, 2002 and 2001 are summarized as follows:

                                                                 GROSS UNREALIZED
                                                   AMORTIZED    ------------------
                                                      COST       GAINS     LOSSES    MARKET VALUE
                                                      ----       -----     ------    ------------
                                                                   (in thousands)
2002

FIXED MATURITIES AVAILABLE FOR SALE AND CARRIED
  AT MARKET VALUE:
    U.S. Government and government agencies......  $  264,168   $ 11,156   $   261    $  275,063
    States, foreign and domestic municipalities
      and political subdivisions.................   3,002,045    153,882     3,898     3,152,029
    Foreign governments..........................     165,295      5,555        --       170,850
    Corporate....................................     749,846     26,012    12,311       763,547
                                                   ----------   --------   -------    ----------
        Totals...................................  $4,181,354   $196,605   $16,470    $4,361,489
                                                   ----------   --------   -------    ----------
                                                   ----------   --------   -------    ----------

                                                                    Gross Unrealized
                                                      Amortized    ------------------
                                                         Cost       Gains     Losses    Market Value
                                                         ----       -----     ------    ------------
                                                                      (in thousands)
2001

Fixed maturities available for sale and carried at
  market value:
    U.S. Government and government agencies........   $  273,941   $ 10,980   $   663    $  284,258
    States, foreign and domestic municipalities and
      political subdivisions.......................    2,501,992     90,062     7,464     2,584,590
    Foreign governments............................      180,066      4,191       833       183,424
    Corporate......................................      594,915     18,796    12,042       601,669
                                                      ----------   --------   -------    ----------
        Totals.....................................   $3,550,914   $124,029   $21,002    $3,653,941
                                                      ----------   --------   -------    ----------
                                                      ----------   --------   -------    ----------

    The amortized cost and market value of fixed maturities at December 31, 2002 by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

                                                              AMORTIZED
                                                                 COST      MARKET VALUE
                                                                 ----      ------------
                                                                   (in thousands)
FIXED MATURITIES AVAILABLE FOR SALE:
    Due in one year or less.................................  $  296,141    $  299,934
    Due after one year through five years...................     773,857       805,834
    Due after five years through ten years..................     729,259       760,103
    Due after ten years.....................................   2,382,097     2,495,618
                                                              ----------    ----------
        Totals..............................................  $4,181,354    $4,361,489
                                                              ----------    ----------
                                                              ----------    ----------

    Gross gains of $76,037,000, $6,069,000 and $6,688,000 and gross losses of
$11,146,000, $7,145,000 and $41,457,000 were realized on sales of investments in fixed maturities available for sale in 2002, 2001 and 2000, respectively.

    (e) EQUITIES: Gross gains of $45,978,000, $90,698,000 and $118,739,000 and gross losses of $103,644,000, $90,956,000 and $51,860,000 were realized on sales of equities in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, net unrealized (depreciation) appreciation of equities (before applicable income taxes) included gross gains of $12,100,000 and $31,723,000 and gross losses of $56,174,000 and $16,038,000, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. FEDERAL AND FOREIGN INCOME TAXES

    (a) The Company files a U.S. consolidated federal income tax return with its domestic subsidiaries, TRC (which includes foreign operations) and Putnam. TRC will also include as part of its taxable income those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

    The U.S. federal income tax rate was 35% for 2002, 2001 and 2000. Actual tax expense (benefit) on income (loss) before income taxes differs from the 'expected' amount computed by applying the U.S. federal income tax rate because of the following:

                                                             YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------
                                            2002                       2001                       2000
                                  ------------------------   ------------------------   ------------------------
                                              PERCENT OF                 Percent of                 Percent of
                                             INCOME BEFORE              Income Before              Income Before
                                   AMOUNT    INCOME TAXES     Amount    Income Taxes     Amount    Income Taxes
                                   ------    ------------     ------    ------------     ------    ------------
                                                              (dollars in thousands)
'Expected' tax expense
  (benefit).....................  $ 65,912        35.0%      $(11,937)       35.0%      $ 93,794        35.0 %
Adjustments:
    Tax-exempt interest.........   (41,128)      (21.8)       (37,128)      108.9        (34,837)      (13.0)
    Dividends received
      deduction.................    (2,083)       (1.1)        (3,897)       11.4         (1,458)       (0.6)
    Other.......................    (3,699)       (2.0)           (37)        0.1         (1,155)       (0.4)
                                  --------       -----       --------      ------       --------      ------
        Actual tax expense
          (benefit).............  $ 19,002        10.1%      $(52,999)      155.4%      $ 56,344        21.0 %
                                  --------       -----       --------      ------       --------      ------
                                  --------       -----       --------      ------       --------      ------
Foreign and domestic components
  of actual tax expense
  (benefit):
    Foreign.....................  $  5,276                   $  3,994                   $  2,717
    Domestic:
        Current.................    17,076                    (21,083)                    53,395
        Deferred................    (3,350)                   (35,910)                       232
                                  --------                   --------                   --------
                                  $ 19,002                   $(52,999)                  $ 56,344
                                  --------                   --------                   --------
                                  --------                   --------                   --------

    The domestic current tax benefit for 2001 includes $17.7 million resulting from a tax net operating loss carryback to prior years. In addition, the 2001 domestic deferred tax benefit includes $19.6 million resulting from a minimum tax credit carryforward which, by law, was able to be carried forward indefinitely in accordance with U.S. federal income tax law in effect for 2001.

    However, in the first quarter of 2002, a change in the U.S. federal income tax law extended the net operating loss carry back period to five years. As a result, the $19.6 million deferred tax asset, established in 2001, was reclassified in 2002 to a current tax benefit as the tax law now permits TRH to fully utilize its tax net operating loss for 2001 currently. To record the impact of this tax law change in 2002, deferred income tax assets and the domestic deferred income tax benefit have been reduced by $19.6 million, and federal income tax recoverable has been increased by, and domestic current income tax expense has been reduced by $19.6 million.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. FEDERAL AND FOREIGN INCOME TAXES (CONTINUED)
    (b) The components of the net deferred income tax asset at December 31, 2002 and 2001 were as follows:

                                                                2002       2001
                                                                ----       ----
                                                                (in thousands)
Deferred income tax assets:
    Unpaid losses and loss adjustment expenses, net of
      related reinsurance recoverable.......................  $200,948   $182,398
    Unearned premiums, net of prepaid reinsurance
      premiums..............................................    44,948     35,176
    Cumulative translation adjustment.......................    15,044     26,383
    Minimum tax credit carryforward.........................     2,041     19,600
    Foreign tax credit carryforward.........................     1,353         --
    Other...................................................     8,950      6,467
                                                              --------   --------
        Total deferred income tax assets....................   273,284    270,024
                                                              --------   --------
Deferred income tax liabilities:
    Deferred acquisition costs..............................    46,538     35,401
    Net unrealized appreciation of investments..............    47,699     41,527
    Other...................................................     8,225      8,114
                                                              --------   --------
        Total deferred income tax liabilities...............   102,462     85,042
                                                              --------   --------
        Net deferred income tax asset.......................  $170,822   $184,982
                                                              --------   --------
                                                              --------   --------

    No valuation allowance has been recorded.

    (c) Income tax payments by TRH totaled $29,962,000, $27,702,000 and $47,594,000 in 2002, 2001 and 2000, respectively.

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                              ----         ----         ----
                                                                      (in thousands)
At beginning of year:
    Unpaid losses and loss adjustment expenses...........  $3,747,583   $3,077,162   $3,304,931
    Less reinsurance recoverable.........................     838,696      462,245      542,769
                                                           ----------   ----------   ----------
        Net unpaid losses and loss adjustment expenses...   2,908,887    2,614,917    2,762,162
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses incurred in
  respect of losses occurring in:
    Current year.........................................   1,457,226    1,525,857    1,182,539
    Prior years..........................................     339,126       35,672       14,357
                                                           ----------   ----------   ----------
        Total............................................   1,796,352    1,561,529    1,196,896
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses paid in respect
  of losses occurring in:
    Current year.........................................     413,759      374,807      390,433
    Prior years..........................................   1,033,574      892,752      953,708
                                                           ----------   ----------   ----------
        Total............................................   1,447,333    1,267,559    1,344,141
                                                           ----------   ----------   ----------
At end of year:
    Net unpaid losses and loss adjustment expenses.......   3,257,906    2,908,887    2,614,917
    Plus reinsurance recoverable.........................     774,678      838,696      462,245
                                                           ----------   ----------   ----------
        Unpaid losses and loss adjustment expenses.......  $4,032,584   $3,747,583   $3,077,162
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

    There were no significant catastrophe losses occurring during 2002. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $339.1 million in 2002. Of this amount, in the fourth quarter of 2002, TRH recorded an increase to net loss and loss adjustment expense reserves of $100 million, resulting in a $65 million after-

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED) tax charge to net income. Such net adjustment was largely caused by the impact of losses principally occurring between 1998 and 2000 in certain casualty lines. Such lines include other liability (a portion of which represents certain specialty casualty classes such as directors' and officers' liability and professional liability other than medical malpractice), medical malpractice and surety. This fourth quarter reserve adjustment was based primarily on an unexpected increase in the frequency and severity of reported claims late in the year reflecting industry-wide trends. In addition, as a result of greater than expected reported loss activity in 2002 indicating that TRH's estimates as of the end of 2001 of the ultimate amounts of losses occurring in 2001 and prior years required a further net increase, significant adverse development was also recorded in 2002 on losses occurring in 1998 through 2001 in the auto liability and aviation lines and in 1999 through 2001 in the accident and health line. These increases to incurred losses were partially offset by favorable development on losses occurring in 2001, principally in fire and allied lines and other liability lines.

    2001 current year net losses and loss adjustment expenses incurred include catastrophe losses of $215 million ($200 million of which represents the estimated cost of the September 11th attack -- see Note 8) and a loss of $60 million for the estimated reinsurance exposure related to Enron Corporation.

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

6. COMMON STOCK

    Common stock activity for each of the three years in the period ended December 31, 2002 was as follows:

                                                              2002         2001         2000
                                                              ----         ----         ----
Shares outstanding, beginning of year....................  52,255,745   34,773,608   34,727,822
Issued under stock option and purchase plans.............     105,204      124,945       45,786
Stock split effected as a dividend.......................          --   17,421,392           --
Acquisition of treasury stock............................          --      (64,200)          --
                                                           ----------   ----------   ----------
Shares outstanding, end of year..........................  52,360,949   52,255,745   34,773,608
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

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

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. NET INCOME PER COMMON SHARE (CONTINUED)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                                 ----          ----          ----
                                                               (in thousands, except per share data)
Net income (numerator)......................................   $169,318      $ 18,892      $211,638
                                                               --------      --------      --------
                                                               --------      --------      --------
Weighted average common shares outstanding used in the
  computation of net income per common share:
    Average shares issued...................................     53,166        53,044        52,927
    Less: Average shares in treasury........................        864           820           800
                                                               --------      --------      --------
    Average outstanding shares -- basic (denominator).......     52,302        52,224        52,127
    Average potential shares, principally stock options.....        453           512           348
                                                               --------      --------      --------
    Average outstanding shares -- diluted (denominator).....     52,755        52,736        52,475
                                                               --------      --------      --------
                                                               --------      --------      --------
Net income per common share:
    Basic...................................................   $   3.24      $   0.36      $   4.06
    Diluted.................................................       3.21          0.36          4.03

8. IMPACT OF SEPTEMBER 11TH TERRORIST ATTACK ON THE UNITED STATES

    Results for 2001 include pre-tax net losses and loss adjustment expenses of $200 million from the September 11th terrorist attack, or $130 million after tax. The pre-tax net loss estimate is comprised of gross incurred losses and loss adjustment expenses of approximately $500 million less related reinsurance ceded of approximately $300 million. The losses recorded for this event represent TRH's estimate of ultimate losses based upon information presently available.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income and changes in such amounts between years are as follows:

                                                                             NET
                                                         NET             UNREALIZED
                                                     UNREALIZED           CURRENCY         ACCUMULATED
                                                    APPRECIATION         TRANSLATION          OTHER
                                                   OF INVESTMENTS,      (LOSS) GAIN,      COMPREHENSIVE
                                                  NET OF INCOME TAX   NET OF INCOME TAX      INCOME
                                                  -----------------   -----------------      ------
                                                                       (in thousands)
Balance, December 31, 1999......................      $ 32,101            $(13,889)         $ 18,212
Change during year..............................        36,445             (17,884)           18,561
                                                      --------            --------          --------
Balance, December 31, 2000......................        68,546             (31,773)           36,773
Cumulative effect of an accounting change, net
  of income tax (See Note 2(k)(i))..............        32,406                  --            32,406
Other change during year........................       (23,831)            (17,745)          (41,576)
                                                      --------            --------          --------
Balance, December 31, 2001......................        77,121             (49,518)           27,603
Change during year..............................        11,463              21,578            33,041
                                                      --------            --------          --------
Balance, December 31, 2002......................      $ 88,584            $(27,940)         $ 60,644
                                                      --------            --------          --------
                                                      --------            --------          --------

10. PENSION, SAVINGS AND STOCK INCENTIVE PLANS

    TRH's employees participate in benefit plans administered by the AIG Group (See Note 11), including a noncontributory defined benefit pension plan, an employee stock purchase plan, a stock incentive plan and a voluntary savings plan (a 401(k) plan) which provides for certain matching contributions. A substantial majority of TRH's employees are eligible to participate in these plans. Certain of these plans do not separately identify plan benefits and plan assets attributable to employees

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. PENSION, SAVINGS AND STOCK INCENTIVE PLANS (CONTINUED) of participating companies. In the opinion of management, no material additional liability would accrue to TRH were such plan benefits and plan assets identifiable.

    In addition, under TRH's 1990 Employee Stock Purchase Plan, as amended, full-time employees with at least one year of employment with the Company or any of its subsidiaries are eligible to receive privileges to purchase shares of the Company's common stock at a price which is 85% of the fair market value of such stock on the date of subscription. An aggregate of 1,125,000 shares of common stock has been authorized for subscription and 1,122 shares were purchased under the plan in 2002.

    In 2002, certain TRH employees were granted restricted stock units (RSU) under the AIG 2002 Stock Incentive Plan. Four years after the grant date of RSUs, those RSU recipients who remain employed by TRH will receive shares of AIG common stock or equivalent compensation.

    The charges made to operations for these plans for 2002, 2001 and 2000 were $3,011,000, $2,398,000, and $2,035,000, respectively.

11. STOCK OPTION PLANS

    In 2000, the Company's Board of Directors adopted, and the stockholders approved, the 'Transatlantic Holdings, Inc. 2000 Stock Option Plan' (the 2000
Plan). This plan provides that options may be granted to certain key employees and non-employee directors to purchase a maximum of 2,250,000 shares of the Company's common stock at prices not less than their fair market value at the date of grant. At December 31, 2002, 1,523,557 shares were reserved for future grants under the 2000 Plan. The 2000 Plan also provides that 25% of the options granted become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. The Company also maintains the 'Transatlantic Holdings, Inc. 1995 Stock Option Plan' (the 1995 Plan) and the 'Transatlantic Holdings, Inc. 1990 Stock Option Plan' (the 1990 Plan). The 1995 Plan and the 1990 Plan operate under substantially similar terms to the 2000 Plan, except that non-employee directors were not covered under the 1990 Plan. No further options can be granted under the 1995 Plan nor the 1990 Plan, although options outstanding continue in force until exercise, expiration or forfeiture. (See Note 2(j) for the determination of pro forma net income had compensation cost been charged to income in accordance with the fair value method discussed in SFAS No. 123.)

    In each of 1994 and 1992, the Stock Option Plan Committee granted 45,000 options to certain non-employee directors of the Company, who were directors, officers and employees of AIG, to purchase shares of the Company's common stock at $22.67 per share and $23.33 per share, respectively. Such options were granted outside of, but on substantially the same terms and conditions as, the 1990 Plan. During 2002, all such options granted in 1992 were exercised, and none remain outstanding. As of year-end 2002, those options granted in 1994 were exercisable, as none have been exercised or forfeited. The impact of these options on the financial statements is not material.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. STOCK OPTION PLANS (CONTINUED)
    A summary of the combined status of the 2000 Plan, the 1995 Plan and the 1990 Plan (collectively, the Company Plans) as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

                                        2002                         2001                         2000
                             --------------------------   --------------------------   --------------------------
                                            WEIGHTED                     Weighted                     Weighted
                              NUMBER        AVERAGE        Number        Average        Number        Average
                             OF SHARES   EXERCISE PRICE   of Shares   Exercise Price   of Shares   Exercise Price
                             ---------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning of
  year.....................  1,605,310       $51.75       1,608,318       $44.49       1,407,311       $40.02
Granted....................    248,950        69.63         212,400        90.99         288,750        63.50
Exercised..................    (65,672)       36.13        (177,248)       32.23         (69,233)       31.10
Forfeited..................    (16,257)       65.01         (38,160)       54.71         (18,510)       51.35
                             ---------                    ---------                    ---------
Outstanding, end of year...  1,772,331        54.72       1,605,310        51.75       1,608,318        44.49
                             ---------       ------       ---------       ------       ---------       ------
                             ---------       ------       ---------       ------       ---------       ------
Exercisable, end of year...  1,176,770       $45.94       1,011,133       $41.29         956,795       $36.56
                             ---------       ------       ---------       ------       ---------       ------
                             ---------       ------       ---------       ------       ---------       ------
Weighted average fair value
  of options granted during
  the year.................     $17.15                       $23.04                       $17.76

    The weighted average fair value of each option grant is estimated on the date of grant using the 'Binomial Option Price Model' with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: expected volatility of 20.0%, 20.0% and 18.0%; risk-free interest rates of 3.6%, 4.4%, and 5.4%; and expected lives of six years for each grant. An increasing dividend schedule is used in the binomial model based on historical experience.

    The following table summarizes information about the Company Plans' outstanding and exercisable options at December 31, 2002:

                                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                     -------------------------------------------   --------------------------
                                                  WEIGHTED
                                                   AVERAGE
                                                  REMAINING          WEIGHTED                     WEIGHTED
             RANGE OF                 NUMBER     CONTRACTUAL         AVERAGE        NUMBER        AVERAGE
          EXERCISE PRICES            OF SHARES      LIFE          EXERCISE PRICE   OF SHARES   EXERCISE PRICE
          ---------------            ---------      ----          --------------   ---------   --------------
$22.67 TO $34.22...................    441,034       3.2 years        $30.71         441,034       $30.71
$47.92 TO $51.00...................    608,881       6.0               49.83         552,866        49.71
$63.50 TO $69.63...................    515,016       8.9               66.46         131,020        63.50
$90.99.............................    207,400       8.9               90.99          51,850        90.99
                                     ---------                                     ---------
$22.67 TO $90.99...................  1,772,331       6.5               54.72       1,176,770        45.94
                                     ---------                                     ---------
                                     ---------                                     ---------

12. RELATED PARTY TRANSACTIONS

    As of December 31, 2002, 2001 and 2000, AIG beneficially owned approximately 60% of the Company's outstanding shares.

    TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory and cash management services, office space and human resource related activities. Under the guidance of TRH's Finance Committee of the Board of Directors and senior management, certain subsidiaries of AIG act as financial advisors and managers of TRH's investment portfolio. In 2002, 2001 and 2000, $8,200,000, $7,900,000 and $7,700,000, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

    Approximately $395 million (13%), $232 million (10%) and $209 million (11%) of gross premiums written by TRH in 2002, 2001 and 2000, respectively, were attributable to reinsurance purchased by

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. RELATED PARTY TRANSACTIONS (CONTINUED) subsidiaries of AIG, for the production of which TRH paid ceding commissions to such AIG subsidiaries totaling $88 million, $50 million and $38 million, respectively, in such years. (See Note 14 for information relating to reinsurance ceded to related parties.)

13. DIVIDEND RESTRICTION AND STATUTORY FINANCIAL DATA

    The payment of dividends by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Such dividends are limited by statutory formula unless otherwise approved by the New York Insurance Department. The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31, 2002, TRC had statutory earned surplus of $1,150,140,000, and, in 2003, in accordance with the statutory formula, could pay dividends of approximately $154,594,000 without regulatory approval.

    Statutory surplus and net income as reported to the New York Insurance Department were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                              ----         ----         ----
                                                                      (in thousands)
TRC
    Statutory surplus....................................  $1,545,944   $1,401,055   $1,531,876
    Statutory net income (loss)..........................     114,648      (55,262)     170,898
Putnam
    Statutory surplus....................................     110,334      107,007      107,728
    Statutory net income (loss)..........................       8,867         (693)      10,828

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

    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification) as primary guidance on statutory accounting effective January 1, 2001. The Codification provides guidance for areas where previously statutory accounting had been silent and has also changed current statutory accounting in some areas. The New York Insurance Department adopted most of the Codification guidance for implementation on January 1, 2001, but did not adopt certain key provisions including those on deferred income taxes. The cumulative effect of the implementation of Codification guidance (as adopted by the New York Insurance Department) on the statutory surplus of TRC and Putnam as of January 1, 2001 was not material. In addition, the implementation of such Codification guidance did not have a material effect on statutory net income in 2002 or 2001. In the fourth quarter of 2002, the guidance related to deferred income taxes was adopted. Accordingly, as of year-end 2002, statutory surplus of both TRC and Putnam include the impact of deferred tax assets of $88.3 million and $4.4 million, respectively, representing the cumulative benefit of adopting such provision in 2002. Statutory net income (loss) was not affected.

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

    Premiums written and earned and losses and loss adjustment expenses incurred are comprised as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                              ----         ----         ----
                                                                      (in thousands)
Gross premiums assumed...................................  $2,927,257   $2,297,896   $1,880,389
                                                           ----------   ----------   ----------
Reinsurance ceded:
    Affiliates...........................................      90,599      113,540       95,060
    Other................................................     336,499      278,709      126,750
                                                           ----------   ----------   ----------
                                                              427,098      392,249      221,810
                                                           ----------   ----------   ----------
Net premiums written.....................................  $2,500,159   $1,905,647   $1,658,579
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------
Gross premiums earned....................................  $2,781,967   $2,161,522   $1,855,374
                                                           ----------   ----------   ----------
Reinsurance ceded:
    Affiliates...........................................      96,290      105,198       98,735
    Other................................................     316,225      265,985      125,103
                                                           ----------   ----------   ----------
                                                              412,515      371,183      223,838
                                                           ----------   ----------   ----------
Net premiums earned......................................  $2,369,452   $1,790,339   $1,631,536
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------
Gross incurred losses and loss adjustment expenses.......  $1,988,395   $2,095,030   $1,363,165
Reinsurance ceded........................................     192,043      533,501      166,269
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses..................  $1,796,352   $1,561,529   $1,196,896
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

    Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and loss adjustment expenses. Such balances at December 31, 2002 and 2001 are comprised as follows:

                                                              2002                    2001
                                                      ---------------------   ---------------------
                                                      AFFILIATES    OTHER     Affiliates    Other
                                                      ----------    -----     ----------    -----
                                                                     (in thousands)
Paid................................................   $  9,819    $ 46,124    $ 20,620    $ 28,155
Unpaid..............................................    181,885     579,760     233,299     592,364
                                                       --------    --------    --------    --------
    Total...........................................   $191,704    $625,884    $253,919    $620,519
                                                       --------    --------    --------    --------
                                                       --------    --------    --------    --------

    Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $13.0 million in both 2002 and 2001. TRH evaluates the financial condition of its retrocessionnaires through a security committee. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds and letters of credit to collateralize these amounts. Such funds and letters

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. REINSURANCE CEDED (CONTINUED)
of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH.

15. SEGMENT INFORMATION

    TRH conducts its business and assesses performance through segments organized along geographic lines. Financial data from the London and Paris branches and from TRZ are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from branches in the Americas, other than those in the United States which underwrite primarily domestic business, and from branches in the Asia Pacific region are grouped as International-Other and represent the aggregation of non-material segments. In each segment, property and casualty reinsurance is provided to insurers and reinsurers on a treaty and facultative basis, through brokers or directly to ceding companies.

    A significant portion of assets and liabilities of TRH's international operations relate to the countries where ceding companies and reinsurers are located. Most investments are located in the country of domicile of these operations. In addition to licensing requirements, TRH's international operations are regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets. International operations and assets held abroad may be adversely affected by political developments in foreign countries, including possibilities of tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted.

    While the great majority of premium revenues and assets relate to the regions where particular offices are located, a portion of such amounts are derived from other regions of the world. In addition, two large international brokers, respectively, accounted for non-affiliated business equal to 13% and 14% in 2002, 15% and 14% in 2001 and 15% and 14% in 2000, of consolidated revenues, with a significant portion in each segment. Further, one customer accounted for approximately 8%, 12% and 10% of consolidated revenues in 2002, 2001 and 2000, respectively. Revenues from such customer, a significant portion of which were obtained through the two large international brokers discussed above, are included principally in the International-Europe segment, for all periods discussed.

    The following table is a summary of financial data by segment:

                                                                    INTERNATIONAL
                                                                ---------------------
                                                 DOMESTIC       EUROPE(3)     OTHER        CONSOLIDATED
                                                 --------       ---------     -----        ------------
                                                                    (IN THOUSANDS)
2002
NET PREMIUMS WRITTEN..........................  $1,362,607      $  848,646   $288,906       $2,500,159
NET PREMIUMS EARNED...........................   1,303,584         809,395    256,473        2,369,452
NET INVESTMENT INCOME.........................     182,564          57,607     11,855          252,026
REVENUES(1)(2)................................   1,478,823         867,595    269,109        2,615,527
NET LOSSES AND LOSS ADJUSTMENT EXPENSES(4)....     951,429         645,505    199,418        1,796,352
UNDERWRITING EXPENSES(5)......................     376,226         194,207     92,146          662,579
ADJUSTED UNDERWRITING LOSS(6).................     (11,064)        (19,018)   (27,576)         (57,658)
INCOME (LOSS) BEFORE INCOME TAXES(1)..........     163,128          39,701    (14,509)         188,320
ASSETS(7).....................................   4,935,354       1,810,038    541,133        7,286,525

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. SEGMENT INFORMATION (CONTINUED)

                                                                    International
                                                                ---------------------
                                                 Domestic       Europe(3)     Other        Consolidated
                                                 --------       ---------     -----        ------------
                                                                    (in thousands)
2001
Net premiums written..........................  $1,012,983      $  686,849   $205,815       $1,905,647
Net premiums earned...........................     933,809         667,233    189,297        1,790,339
Net investment income.........................     180,154          48,724     11,205          240,083
Revenues(1)(2)................................   1,114,204         715,987    199,991        2,030,182
Net losses and loss adjustment expenses(8)....     805,424         614,064    142,041        1,561,529
Underwriting expenses(5)......................     300,691         152,667     73,604          526,962
Adjusted underwriting loss(6).................    (159,914)        (93,202)   (20,513)        (273,629)
Income (loss) before income taxes(1)(8).......      19,589         (43,898)    (9,798)         (34,107)
Assets(7).....................................   4,782,701       1,495,774    462,828        6,741,303

                                                                    International
                                                                ---------------------
                                                 Domestic       Europe(3)     Other        Consolidated
                                                 --------       ---------     -----        ------------
                                                                    (in thousands)
2000
Net premiums written..........................  $  845,478      $  625,374   $187,727       $1,658,579
Net premiums earned...........................     834,994         604,976    191,566        1,631,536
Net investment income.........................     173,648          49,454     11,383          234,485
Revenues(1)(2)................................   1,038,310         654,460    206,349        1,899,119
Net losses and loss adjustment expenses.......     556,640         515,032    125,224        1,196,896
Underwriting expenses(5)......................     242,131         127,991     69,638          439,760
Adjusted underwriting profit (loss)(6)........      39,285         (36,138)    (2,666)             481
Income before income taxes(1).................     242,459          14,040     11,483          267,982
Assets(7).....................................   3,911,303       1,233,370    377,999        5,522,672

---------
(1) Domestic revenues and income (loss) before income taxes include realized net capital (losses) gains of ($7,325), $241 and $29,668 in 2002, 2001 and 2000, respectively. Realized net capital gains (losses) for other segments in each of the years presented are not material.
(2) Net revenues from affiliates approximate $230,900, $100,300 and $110,000 in 2002, 2001 and 2000, respectively, and are included primarily in Domestic and, for 2002 only, International -- Europe revenues.
(3) Includes revenues from the London, England office of $525,520, $435,007 and $380,694 in 2002, 2001 and 2000, respectively.
(4) Results for 2002 include pre-tax net losses and loss adjustment expenses of $100 million (representing $55 million, $30 million and $15 million from Domestic operations, International -- Europe operations and
    International -- Other operations, respectively) related to the fourth quarter increase in net loss reserves in certain casualty lines (see Note 5 of Notes to Consolidated Financial Statements).
(5) Underwriting expenses represent the sum of net commissions and other operating expenses.
(6) Adjusted underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.
(7) As of December 31.
(8) Results for 2001 include pre-tax net losses and loss adjustment expenses of $200 million (representing $100 million from Domestic operations and $100 million from International -- Europe operations) from the September 11th terrorist attack (see Note 8 of Notes to Consolidated Financial Statements).

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. SEGMENT INFORMATION (CONTINUED)
    Net premiums earned by major product line are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                              ----      ----------   ----------
                                                                      (in thousands)
Casualty:
    Auto liability.......................................  $  610,839   $  491,307   $  312,727
    Other liability*.....................................     462,962      335,096      274,627
    Medical malpractice..................................     216,535      156,695      141,355
    Ocean marine and aviation............................     158,161      138,886      193,521
    Accident and health..................................     125,381      126,883      190,916
    Surety and credit....................................      97,887       86,670       74,005
    Other................................................     107,359       85,983       62,575
                                                           ----------   ----------   ----------
        Total casualty...................................   1,779,124    1,421,520    1,249,726
                                                           ----------   ----------   ----------
Property:
    Fire.................................................     244,537      171,519      193,413
    Auto physical damage.................................      98,487       49,645       51,670
    Homeowners multiple peril............................      91,624       63,352       57,855
    Allied lines.........................................      67,695       33,990       42,299
    Other................................................      87,985       50,313       36,573
                                                           ----------   ----------   ----------
        Total property...................................     590,328      368,819      381,810
                                                           ----------   ----------   ----------
        Total............................................  $2,369,452   $1,790,339   $1,631,536
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

* A significant portion of this product line includes more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability, errors and omissions and environmental impairment liability.

16. COMMITMENTS AND CONTINGENT LIABILITIES

    (a) LEGAL PROCEEDINGS: TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its results of operations, financial position or cash flows.

    (b) COMMERCIAL COMMITMENTS: In the normal course of business, TRH has issued letters of credit to ceding companies amounting to $55,024,000. Where TRH provides a letter of credit, it is generally contractually obligated to continue to provide a letter of credit to the ceding company in the future to secure certain reserves and other balances.

    (c) LEASES: As of December 31, 2002, the future minimum lease payments (principally for leased office space) under various long-term operating leases were as follows:

                                                              (in thousands)
                                                              --------------
2003........................................................     $ 8,561
2004........................................................       8,486
2005........................................................       7,621
2006........................................................       5,627
2007........................................................       5,427
Remaining years after 2007 (from 2008 to 2021)..............      52,995
                                                                 -------
    Total...................................................     $88,717
                                                                 -------
                                                                 -------

    Rent expense approximated $8,249,000, $7,844,000 and $8,281,000 in 2002,
2001 and 2000, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 2002 and 2001. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations for such periods have been made. Per share amounts have been retroactively adjusted, as appropriate, to reflect the 3-for-2 common stock split paid in July 2001.

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                   2002        2002         2002            2002
                                                   ----        ----         ----            ----
                                                        (in thousands, except per share data)
NET PREMIUMS WRITTEN...........................  $563,555    $592,026     $687,207        $657,371
NET PREMIUMS EARNED............................   556,003     551,828      637,346         624,275
NET INVESTMENT INCOME..........................    62,032      64,354       63,476          62,164
REALIZED NET CAPITAL (LOSSES) GAINS............    (4,915)      3,369        1,915          (6,320)
OPERATING INCOME (LOSS)(1).....................    67,134      76,952       76,792         (32,461)
NET INCOME (LOSS)(1)...........................    52,923      61,509       61,271          (6,385)
NET INCOME (LOSS) PER COMMON SHARE:(1)
    BASIC......................................      1.01        1.18         1.17           (0.12)
    DILUTED(2).................................      1.00        1.16         1.16           (0.12)

                                                                 Three Months Ended
                                                 ---------------------------------------------------
                                                 March 31,   June 30,   September 30,   December 31,
                                                   2001        2001         2001            2001
                                                   ----        ----         ----            ----
                                                        (in thousands, except per share data)
Net premiums written...........................  $445,679    $460,899     $ 520,017       $479,052
Net premiums earned............................   424,307     443,638       479,295        443,099
Net investment income..........................    59,636      59,897        60,345         60,205
Realized net capital gains (losses)............     2,881       2,251         2,716         (8,088)
Operating income (loss)(3).....................    62,754      48,571      (136,496)        (8,615)
Net income (loss)(3)...........................    50,416      39,846       (77,830)         6,460
Net income (loss) per common share:(3)
    Basic......................................      0.97        0.76         (1.49)          0.12
    Diluted(2).................................      0.96        0.76         (1.49)          0.12

---------

(1) Operating loss and net loss for the fourth quarter of 2002 include a charge of $100 million (pre-tax) and $65 million (after-tax), respectively, related to the increase in net loss reserves in certain casualty lines (see
    Note 5).

(2) As the impact of potential shares for each of the three-month periods ended December 31, 2002 and September 30, 2001 is antidilutive (i.e., reduces the loss per common share) because there is a loss from continuing operations, potential shares are not included in the diluted net loss per common share calculation for those periods.

(3) Operating loss and net loss for the third quarter of 2001 include $200 million (pre-tax) and $130 million (after-tax), respectively, related to the September 11th terrorist attack (see Note 8).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning directors of the Company is included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the '2003 Proxy Statement'), in the section captioned 'Election of Directors,' and such information is incorporated herein by reference. Information required by this Item concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned 'Directors and Executive Officers of the Registrant.' Information required by this Item concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 2003 Proxy Statement under the caption 'Election of Directors: `Ownership of Certain Securities,' ' and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is included in the 2003 Proxy Statement in the sections captioned 'Election of Directors: `Compensation of Directors and Executive Officers,' `Compensation Committee Interlocks and Insider Participation' and `Pension Benefits,' ' and such information is incorporated herein by reference. The sections of the 2003 Proxy Statement captioned 'Election of Directors: `Committee Reports on Executive Compensation' and `Performance Graph' ' are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information required by this Item is included in the 2003 Proxy Statement in the sections captioned 'Beneficial Ownership' and 'Election of Directors:
`Ownership of Certain Securities,' ' and such information is incorporated herein by reference.

    In addition, summarized information with respect to stock options granted by the Company are as follows:

                                                                                  NUMBER OF
                                                                                 SECURITIES
                                                                                  REMAINING
                                              NUMBER OF                         AVAILABLE FOR
                                              SECURITIES    WEIGHTED-AVERAGE   FUTURE ISSUANCE
                                             TO BE ISSUED    EXERCISE PRICE     UNDER EQUITY
                                             ON EXERCISE     OF OUTSTANDING     COMPENSATION
                                              OF OPTIONS        OPTIONS             PLANS
                                              ----------        -------             -----
Equity compensation plans approved by
  security holders.........................   1,772,331          $54.72           1,523,557
Equity compensation plan not approved by
  security holders.........................      45,000           22.67                  --
                                              ---------                          ----------
    Total..................................   1,817,331           53.93           1,523,557
                                              ---------                          ----------
                                              ---------                          ----------

    The equity compensation plan not approved by security holders is composed of options granted in 1994 by the Stock Option Plan Committee to certain non-employee directors of the Company who were directors, officers and employees of AIG, to purchase shares of the Company's common stock at $22.67 per share. Such options were granted outside of, but on substantially the same terms as the 'Transatlantic Holdings, Inc. 1990 Stock Option Plan.' As of year-end 2002, those options granted in 1994 were exercisable, as none have been exercised or forfeited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is included in the 2003 Proxy Statement in the sections captioned 'Election of Directors: `Compensation Committee Interlocks and Insider Participation,' `Relationship with AIG,' `AIG Group Reinsurance,' `Certain Transactions with the AIG Group' and `Relationship with SICO and Starr,' ' and such information is incorporated herein by reference.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

    (b) Reports on Form 8-K

        In a Current Report on Form 8-K filed on November 13, 2002, Transatlantic Holdings, Inc. disclosed that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the principal executive officer and principal financial officer have furnished certifications of the Quarterly Report of Transatlantic Holdings, Inc. (TRH) on Form 10-Q for the quarter ended September 30, 2002, which certifications were attached to the transmittal letter accompanying such filing. The transmittal letter with attachments was submitted to and the abovementioned Form 10-Q was filed with the Securities and Exchange Commission on November 13, 2002.

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

March 20, 2003

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURE                               TITLE                               DATE
            ---------                               -----                               ----

           /s/ ROBERT F. ORLICH             President and Chief Executive Officer    March 20, 2003
...........................................  (principal executive officer);
             Robert F. Orlich               Director

          /s/ STEVEN S. SKALICKY            Executive Vice President and Chief       March 20, 2003
 .........................................    Financial Officer (principal
            Steven S. Skalicky                financial and accounting officer)

                                            Director
 .........................................
              Takashi Aihara

             /s/ JAMES BALOG                Director                                 March 20, 2003
 .........................................
               James Balog

                                            Director
 .........................................
             C. Fred Bergsten

           /s/ M. R. GREENBERG              Director                                 March 20, 2003
 .........................................
             M. R. Greenberg

          /s/ JOHN J. MACKOWSKI             Director                                 March 20, 2003
 .........................................
            John J. Mackowski

          /s/ EDWARD E. MATTHEWS            Director                                 March 20, 2003
 .........................................
            Edward E. Matthews

           /s/ HOWARD I. SMITH              Director                                 March 20, 2003
 .........................................
             Howard I. Smith

           /s/ THOMAS R. TIZZIO             Director                                 March 20, 2003
 .........................................
             Thomas R. Tizzio

                 CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

                                 CERTIFICATION

    I, Robert F. Orlich, certify that:

    1. I have reviewed this annual report on Form 10-K of Transatlantic Holdings, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

                                                   /s/ ROBERT F. ORLICH
                                           .....................................
                                                     Robert F. Orlich
                                          President and Chief Executive Officer

                                 CERTIFICATION

    I, Steven S. Skalicky, certify that:

    1. I have reviewed this annual report on Form 10-K of Transatlantic Holdings, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

                                                  /s/ STEVEN S. SKALICKY
                                           .....................................
                                                    Steven S. Skalicky
                                            Executive Vice President and Chief
                                                    Financial Officer

                                                                      SCHEDULE I

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 2002

                                                                                      AMOUNT AT
                                                                                     WHICH SHOWN
                                                            COST OR                    IN THE
                                                           AMORTIZED      MARKET       BALANCE
                   TYPE OF INVESTMENT                        COST*        VALUE         SHEET
                   ------------------                        -----        -----         -----
                                                                      (in thousands)
Fixed maturities:
    U.S. Government and government agencies and
      authorities........................................  $  264,168   $  275,063   $  275,063
    States, foreign and domestic municipalities and
      political subdivisions.............................   3,002,045    3,152,029    3,152,029
    Foreign governments..................................     165,295      170,850      170,850
    Public utilities.....................................      33,368       34,713       34,713
    All other corporate..................................     716,478      728,834      728,834
                                                           ----------   ----------   ----------
        Total fixed maturities...........................   4,181,354    4,361,489    4,361,489
                                                           ----------   ----------   ----------
Equities:
    Common stocks:
        Public utilities.................................      11,957       12,748       12,748
        Banks, trust and insurance companies.............      64,555       66,803       66,803
        Industrial, miscellaneous and all other..........     401,226      354,119      354,119
                                                           ----------   ----------   ----------
            Total common stocks..........................     477,738      433,670      433,670
    Nonredeemable preferred stocks.......................      26,205       26,199       26,199
                                                           ----------   ----------   ----------
            Total equities...............................     503,943      459,869      459,869
                                                           ----------   ----------   ----------
Other invested assets....................................     278,090      278,311      278,311
                                                           ----------   ----------   ----------
Short-term investment of funds received under securities
  loan agreements........................................     347,647      347,647      347,647
                                                           ----------   ----------   ----------
Short-term investments...................................      12,812       12,812       12,812
                                                           ----------   ----------   ----------
            Total investments............................  $5,323,846   $5,460,128   $5,460,128
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

* Investments in fixed maturities are shown at amortized cost.

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (PARENT COMPANY ONLY)
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                 2002         2001
                                                                 ----         ----
                                                                  (in thousands,
                                                                except share data)
Assets:
    Fixed maturities available for sale, at market value
      (amortized cost: 2002 -- $21,157; 2001 -- $17,333)
      (fixed maturities pledged, at market value:
      2002 -- $10,930; 2001 -- $12,591).....................  $   22,857   $   18,134
    Short-term investment of funds received under securities
      loan agreements.......................................      11,146       12,766
    Cash and cash equivalents...............................         106          473
    Investment in subsidiaries..............................   2,009,842    1,829,048
    Other assets............................................         945       11,834
    Dividend due from subsidiary............................       5,200           --
                                                              ----------   ----------
        Total assets........................................  $2,050,096   $1,872,255
                                                              ----------   ----------
                                                              ----------   ----------
Liabilities:
    Payable under securities loan agreements................  $   11,146   $   12,766
    Dividends payable.......................................       5,200        5,100
    Accrued liabilities.....................................       2,983        8,379
                                                              ----------   ----------
        Total liabilities...................................      19,329       26,245
                                                              ----------   ----------
Stockholders' equity:
    Preferred Stock.........................................          --           --
    Common Stock............................................      53,225       53,120
    Additional paid-in capital..............................     192,141      189,243
    Accumulated other comprehensive income..................      60,644       27,603
    Retained earnings.......................................   1,739,200    1,590,487
    Treasury Stock, at cost; 864,200 shares of common
      stock.................................................     (14,443)     (14,443)
                                                              ----------   ----------
        Total stockholders' equity..........................   2,030,767    1,846,010
                                                              ----------   ----------
        Total liabilities and stockholders' equity..........  $2,050,096   $1,872,255
                                                              ----------   ----------
                                                              ----------   ----------

 See Notes to Condensed Financial Information of Registrant -- (Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                            STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002      2001       2000
                                                                ----      ----       ----
                                                                     (in thousands)
Revenues:
    Net investment income (principally dividends from
      subsidiary)...........................................  $ 21,822   $22,964   $ 19,398
    Equity in undistributed income (loss) of subsidiaries...   148,342    (2,883)   193,323
                                                              --------   -------   --------
        Total revenues......................................   170,164    20,081    212,721
Operating expenses..........................................       687     1,148      1,155
                                                              --------   -------   --------
Income before income taxes..................................   169,477    18,933    211,566
Income taxes (benefits) -- current..........................       159        41        (72)
                                                              --------   -------   --------
        Net income..........................................  $169,318   $18,892   $211,638
                                                              --------   -------   --------
                                                              --------   -------   --------

 See Notes to Condensed Financial Information of Registrant -- (Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002        2001        2000
                                                                ----        ----        ----
                                                                       (in thousands)
Cash flows from operating activities:
    Net income..............................................  $ 169,318   $  18,892   $ 211,638
                                                              ---------   ---------   ---------
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Equity in undistributed (income) loss of
          subsidiaries......................................   (148,342)      2,883    (193,323)
        Change in dividend due from subsidiary..............     (5,200)      4,700        (350)
        Changes in other assets and accrued liabilities.....      5,204      (5,659)         63
                                                              ---------   ---------   ---------
            Total adjustments...............................   (148,338)      1,924    (193,610)
                                                              ---------   ---------   ---------
            Net cash provided by operating activities.......     20,980      20,816      18,028
                                                              ---------   ---------   ---------
Cash flows from investing activities:
    Proceeds of fixed maturities sold.......................         --       6,799          --
    Proceeds of fixed maturities matured....................         --          --       3,235
    Purchase of fixed maturities............................     (3,845)     (7,905)     (5,130)
    Net sale (purchase) of short-term investment of funds
      received under securities loan agreements.............      1,620     (12,766)         --
                                                              ---------   ---------   ---------
            Net cash used in investing activities...........     (2,225)    (13,872)     (1,895)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
    Net funds (disbursed) received under securities loan
      agreements............................................     (1,620)     12,766          --
    Dividends to stockholders...............................    (20,505)    (19,554)    (18,072)
    Proceeds from common stock issued.......................      3,003       4,319       2,072
    Acquisition of treasury stock...........................         --      (4,443)         --
                                                              ---------   ---------   ---------
            Net cash used in financing activities...........    (19,122)     (6,912)    (16,000)
                                                              ---------   ---------   ---------
            Change in cash and cash equivalents.............       (367)         32         133
Cash and cash equivalents, beginning of year................        473         441         308
                                                              ---------   ---------   ---------
            Cash and cash equivalents, end of year..........  $     106   $     473   $     441
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

---------

Notes to Condensed Financial Information of Registrant -- (Parent Company Only)

(1) The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2) Investment in subsidiaries is reflected on the equity method.

                                                                    SCHEDULE III

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
      AS OF DECEMBER 31, 2002, 2001 AND 2000 AND FOR THE YEARS THEN ENDED

                                                                                                                NET
                                              UNPAID                                                        COMMISSIONS
                                            LOSSES AND                                         NET LOSSES   AND CHANGE
                               DEFERRED        LOSS                     NET          NET        AND LOSS    IN DEFERRED
                              ACQUISITION   ADJUSTMENT   UNEARNED     PREMIUMS    INVESTMENT   ADJUSTMENT   ACQUISITION
                                 COSTS       EXPENSES    PREMIUMS      EARNED       INCOME      EXPENSES       COSTS
                                 -----       --------    --------      ------       ------      --------       -----
                                                                   (in thousands)
2002
 PROPERTY-CASUALTY
   DOMESTIC.................   $ 61,462     $2,454,838   $362,544    $1,303,584    $182,564    $  951,429    $336,834
   INTERNATIONAL:
      EUROPE................     37,324      1,299,610    192,434       809,395      57,607       645,505     163,807
      OTHER.................     34,181        278,136    152,938       256,473      11,855       199,418      75,077
                               --------     ----------   --------    ----------    --------    ----------    --------
         CONSOLIDATED.......   $132,967     $4,032,584   $707,916    $2,369,452    $252,026    $1,796,352    $575,718
                               --------     ----------   --------    ----------    --------    ----------    --------
                               --------     ----------   --------    ----------    --------    ----------    --------

2001
 Property-Casualty
   Domestic.................   $ 48,455     $2,392,156   $303,398    $  933,809    $180,154    $  805,424    $263,529
   International:
      Europe................     26,025      1,128,633    137,177       667,233      48,724       614,064     129,042
      Other.................     26,666        226,794    113,159       189,297      11,205       142,041      57,805
                               --------     ----------   --------    ----------    --------    ----------    --------
         Consolidated.......   $101,146     $3,747,583   $553,734    $1,790,339    $240,083    $1,561,529    $450,376
                               --------     ----------   --------    ----------    --------    ----------    --------
                               --------     ----------   --------    ----------    --------    ----------    --------

2000
 Property-Casualty
   Domestic.................   $ 36,994     $1,991,271   $201,015    $  834,994    $173,648    $  556,640    $215,324
   International:
      Europe................     18,798        892,107    114,818       604,976      49,454       515,032     108,264
      Other.................     20,831        193,784    102,788       191,566      11,383       125,224      58,641
                               --------     ----------   --------    ----------    --------    ----------    --------
         Consolidated.......   $ 76,623     $3,077,162   $418,621    $1,631,536    $234,485    $1,196,896    $382,229
                               --------     ----------   --------    ----------    --------    ----------    --------
                               --------     ----------   --------    ----------    --------    ----------    --------


                                OTHER        NET
                              OPERATING    PREMIUMS
                              EXPENSES     WRITTEN
                              --------     -------
                                  (in thousands)
2002
 PROPERTY-CASUALTY
   DOMESTIC.................   $26,385    $1,362,607
   INTERNATIONAL:
      EUROPE................    19,101       848,646
      OTHER.................     9,554       288,906
                               -------    ----------
         CONSOLIDATED.......   $55,040    $2,500,159
                               -------    ----------
                               -------    ----------
2001
 Property-Casualty
   Domestic.................   $24,770    $1,012,983
   International:
      Europe................    17,329       686,849
      Other.................     9,964       205,815
                               -------    ----------
         Consolidated.......   $52,063    $1,905,647
                               -------    ----------
                               -------    ----------
2000
 Property-Casualty
   Domestic.................   $23,745    $  845,478
   International:
      Europe................    17,818       625,374
      Other.................    10,367       187,727
                               -------    ----------
         Consolidated.......   $51,930    $1,658,579
                               -------    ----------
                               -------    ----------

                                                                     SCHEDULE IV

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                        PERCENTAGE
                                                                                            OF
                                                  CEDED TO     ASSUMED                    AMOUNT
                                          GROSS     OTHER     FROM OTHER                 ASSUMED
                                          AMOUNT  COMPANIES   COMPANIES    NET AMOUNT     TO NET
                                          ------  ---------   ---------    ----------     ------
                                                               (in thousands)
2002
    PREMIUMS WRITTEN:
        PROPERTY-CASUALTY...............    --    $427,098    $2,927,257   $2,500,159      117%

2001
    Premiums written:
        Property-Casualty...............    --    $392,249    $2,297,896   $1,905,647      121%

2000
    Premiums written:
        Property-Casualty...............    --    $221,810    $1,880,389   $1,658,579      113%

                                                                     SCHEDULE VI

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
      AS OF DECEMBER 31, 2002, 2001 AND 2000 AND FOR THE YEARS THEN ENDED

                                                                                               NET LOSSES AND LOSS
                                    UNPAID                                                     ADJUSTMENT EXPENSES    NET PAID
                                  LOSSES AND                                                       RELATED TO        LOSSES AND
                     DEFERRED        LOSS      DISCOUNT                NET          NET       ---------------------     LOSS
                    ACQUISITION   ADJUSTMENT    IF ANY   UNEARNED    PREMIUMS    INVESTMENT    CURRENT      PRIOR    ADJUSTMENT
                       COSTS       EXPENSES    DEDUCTED  PREMIUMS     EARNED       INCOME        YEAR       YEARS     EXPENSES
                       -----       --------    --------  --------     ------       ------        ----       -----     --------
                                                                   (in thousands)
2002..............   $132,967     $4,032,584      --     $707,916   $2,369,452    $252,026    $1,457,226   $339,126  $1,447,333
2001..............   $101,146     $3,747,583      --     $553,734   $1,790,339    $240,083    $1,525,857   $ 35,672  $1,267,559
2000..............   $ 76,623     $3,077,162      --     $418,621   $1,631,536    $234,485    $1,182,539   $ 14,357  $1,344,141

                           NET
                       COMMISSIONS
                       AND CHANGE
                       IN DEFERRED      NET
                       ACQUISITION    PREMIUMS
                          COSTS       WRITTEN
                          -----       -------
                            (in thousands)
2002.................   $575,718     $2,500,159
2001.................   $450,376     $1,905,647
2000.................   $382,229     $1,658,579

                                 EXHIBIT INDEX

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
 3.1    --Certificate of Incorporation, as
          amended through April 19, 1990..........  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
3.1.1   --Certificate of Amendment of the
          Certificate of Incorporation, dated
          May 25, 1999............................  Filed as exhibit to the Company's 1999
                                                      Annual Report on Form 10-K (File
                                                      No. 1-10545) and incorporated herein by
                                                      reference.
 3.2    --Amended and Restated By-Laws, as of
          March 25, 1999..........................  Filed as exhibit to the Company's 1998
                                                      Annual Report on Form 10-K (File No.
                                                      1-10545) and incorporated herein by
                                                      reference.
 4.1    --Form of Common Stock Certificate........  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.1    --Amended and Restated Shareholders
          Agreement among American Express
          Company, Gulf Insurance Company, The
          Lambert Brussels Financial Corporation,
          Stoneridge Limited, Mavron Ltd.,
          American International Group, Inc.,
          American Home Assurance Company,
          Metropolitan Life Insurance Company,
          certain trustees under an Indenture of
          Trust made by SwissRe Holding Limited,
          SwissRe Holding Limited, General Re
          Corporation, Compagnie Financiere et de
          Reassurance du Groupe AG, Daido Mutual
          Life Insurance Company, The Nichido Fire
          and Marine Insurance Company, Limited,
          Transatlantic Reinsurance Company, and
          PREINCO Holdings, Inc., dated
          January 5, 1990.........................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.2    --Exclusive Agency Agreement between
          Transatlantic Reinsurance Company and
          American Home Assurance Company, dated
          February 27, 1980.......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.3    --Service and Expense Agreement among
          PREINCO Holdings, Inc., Putnam Rein-
          surance Company, and American Interna-
          tional Group, Inc. dated July 1, 1986...  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.4    --Service and Expense Agreement between
          Transatlantic Reinsurance Company and
          American International Group, Inc.,
          dated December 15, 1977.................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
10.5    --Investment Management Contract between
          Transatlantic Reinsurance Company and
          AIG Global Investors, Inc. dated
          August 1, 1986..........................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.6    --Investment Management Contract between
          Putnam Reinsurance Company and AIG
          Global Investors, Inc. dated August 1,
          1986....................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.7    --Transatlantic Holdings, Inc. 1990 Stock
          Option Plan*............................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.7(a) --Transatlantic Holdings, Inc. 1990
          Employee Stock Purchase Plan*...........  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-41474)
                                                      and incorporated herein by reference.
10.7(b) --Amended Transatlantic Holdings, Inc.
          1990 Stock Option Plan*.................  Filed as exhibit to the Company's 1992
                                                      Quarterly Report on Form 10-Q for the
                                                      quarter ended June 30, 1992 (File
                                                      No. 1-10545) and incorporated herein by
                                                      reference.
10.7(c) --Transatlantic Holdings, Inc. 1995 Stock
          Option Plan and form of Director Option
          Agreement*..............................  Filed as exhibits to the Company's
                                                      Registration Statement on Form S-8 (File
                                                      No. 33-99764) and incorporated herein by
                                                      reference.
10.7(d) --Amendment to Transatlantic Holdings,
          Inc. 1990 Employee Stock Purchase Plan,
          effective as of December 7, 1995*.......  Filed as exhibit to the Company's Current
                                                      Report on Form 8-K (File No. 1-10545)
                                                      dated January 31, 1996, and incorporated
                                                      herein by reference.
10.7(e) --Transatlantic Holdings, Inc. 2000 Stock
          Option Plan*............................  Filed as exhibit to the Company's
                                                      Registration Statement on Form S-8 (File
                                                      No. 333-50298) and incorporated herein
                                                      by reference.
10.8    --Transatlantic Reinsurance Company 1989
          Stock Option Plan*......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.9    --Transatlantic Reinsurance Company 1984
          Stock Option Plan*......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.10   --Transatlantic Reinsurance Company 1979
          Stock Option Plan*......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
10.11   --Quota Share Reinsurance Treaty between
          National Union Fire Insurance Company of
          Pittsburgh, Pa. and Transatlantic
          Reinsurance Company, dated June 5,
          1978....................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.12   --Quota Share Reinsurance Treaty between
          New Hampshire Insurance Company and
          Transatlantic Reinsurance Company, dated
          February 9, 1978........................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.13   --Quota Share Reinsurance Treaty between
          American International Underwriters
          Overseas Ltd. and Transatlantic
          Reinsurance Company, dated
          September 22, 1978......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.14   --Surplus Treaty between American
          International Group Companies and
          Transatlantic Reinsurance Company, dated
          September 29, 1989......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.15   --Quota Share Reinsurance Treaty among
          Lexington Insurance Company, Landmark
          Insurance Company, New Hampshire
          Insurance Company and Transatlantic
          Reinsurance Company, dated February 28,
          1990....................................  Filed as exhibit to the Company's
                                                      Registration statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.16   --Representative Facultative Insurance
          Certificate for Casualty Reinsurance
          Risk (Certificate between National Union
          Fire Insurance Company of Pittsburgh,
          Pa. and Transatlantic Reinsurance
          Company, dated January 9, 1990).........  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.17   --Representative Facultative Insurance
          Certificate for Property Reinsurance
          Risk (Certificate between American Home
          Assurance Company and Transatlantic
          Reinsurance Company, dated March 7,
          1990)...................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
10.18   --Agreement between American International
          Group, Inc. and Transatlantic Reinsurance
          Company, dated December 15, 1977,
          providing Transatlantic Reinsurance
          Company with a right of first acceptance
          of reinsurance of risks insured by
          affiliates of American International
          Group, Inc..............................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.19   --Aggregate Excess Treaty between
          Transatlantic Reinsurance Company and
          National Union Fire Insurance Company of
          Pittsburgh, Pa., dated November 15,
          1989....................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.20   --Management Agreement between
          Transatlantic Reinsurance Company and
          Putnam Reinsurance Company, dated
          February 15, 1991.......................  Filed as exhibit to the Company's 1995
                                                      Annual Report on Form 10-K (File No.
                                                      1-10545) and incorporated herein by
                                                      reference.
10.21   --Quota Share Reinsurance Agreement
          between Transatlantic Reinsurance
          Company and Putnam Reinsurance Company,
          dated December 6, 1995..................  Filed as exhibit to the Company's 1995
                                                      Annual Report on Form 10-K (File No.
                                                      1-10545) and incorporated herein by
                                                      reference.
21.1    --Subsidiaries of the registrant..........  Filed herewith.
23.1    --Consent of PricewaterhouseCoopers
          LLP.....................................  Filed herewith.

---------

* Management compensation plan.