Form 10-Q
period 2003-03-31
TRANSATLANTIC HOLDINGS INC
filed 2003-05-14
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________

                         Commission File Number 1-10545
                                                -------


                          TRANSATLANTIC HOLDINGS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                    13-3355897
         -------------------------------                     ----------------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                  Identification Number)

        80 Pine Street, New York, New York                          10005
     ---------------------------------------                     ---------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code             (212) 770-2000
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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003. 52,382,173
                                    ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION
                                                                                    PAGE
                                                                                    ----
ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of March 31, 2003 (unaudited)
             and December 31, 2002...............................................      1

          Consolidated Statements of Operations for the three months ended
             March 31, 2003 and 2002 (unaudited).................................      2

          Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 2003 and 2002 (unaudited)...........................      3

          Consolidated Statements of Comprehensive Income for the three months
             ended March 31, 2003 and 2002 (unaudited)...........................      4

          Notes to Condensed Consolidated Financial Statements (unaudited).......      5

Cautionary Statement Regarding Forward-Looking Information.......................     10

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................     11

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.............     16

ITEM 4.   Controls and Procedures................................................     17

                           PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.......................................     18

Signatures.......................................................................     18

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.........     19

Part I - Item 1

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2003 and December 31, 2002

                                                                                      (Unaudited)
                                                                                          2003         2002
                                                                                      -----------   ----------
                                                                                  (in thousands, except share data)
                                      ASSETS
Investments and cash:
   Fixed maturities:
      Held to maturity, at amortized cost (market value: 2003-$219,232)               $  217,866    $       --
      Available for sale, at market value (amortized cost: 2003-$4,128,356;
         2002-$4,181,354) (pledged, at market value: 2003-$359,562;
         2002-$327,305)                                                                4,307,505     4,361,489
   Equities:
      Common stocks available for sale, at market value (cost:2003-$449,201;
         2002-$477,738) (pledged, at market value: 2003-$25,762; 2002-$13,421)           412,259       433,670
      Nonredeemable preferred stocks available for sale, at market value
         (cost: 2003-$26,367; 2002-$26,205)                                               26,380        26,199
   Other invested assets                                                                 555,429       278,311
   Short-term investment of funds received under securities loan agreements              394,921       347,647
   Short-term investments, at cost which approximates market value                        36,158        12,812
   Cash and cash equivalents                                                             139,029       127,402
                                                                                      ----------    ----------
         Total investments and cash                                                    6,089,547     5,587,530
Accrued investment income                                                                 84,890        80,658
Premium balances receivable, net                                                         385,903       350,214
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
   Affiliates                                                                            190,451       191,704
   Other                                                                                 621,801       625,884
Deferred acquisition costs                                                               151,119       132,967
Prepaid reinsurance premiums                                                             111,018        65,809
Federal income tax recoverable                                                             9,472        51,199
Deferred income taxes                                                                    168,941       170,822
Other assets                                                                              26,620        29,738
                                                                                      ----------    ----------
         Total assets                                                                 $7,839,762    $7,286,525
                                                                                      ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                            $4,162,409    $4,032,584
Unearned premiums                                                                        836,346       707,916
Reinsurance balances payable                                                             152,225       109,082
Payable under securities loan agreements                                                 394,921       347,647
Payable for securities in course of settlement                                           177,259        25,352
Other liabilities                                                                         36,366        33,177
                                                                                      ----------    ----------
         Total liabilities                                                             5,759,526     5,255,758
                                                                                      ----------    ----------

Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                --            --
Common Stock, $1.00 par value; shares authorized: 100,000,000;
   shares issued: 2003-53,246,373; 2002-53,225,149                                        53,246        53,225
Additional paid-in capital                                                               193,211       192,141
Accumulated other comprehensive income                                                    51,404        60,644
Retained earnings                                                                      1,796,818     1,739,200
Treasury Stock, at cost; 864,200 shares of common stock                                  (14,443)      (14,443)
                                                                                      ----------    ----------
         Total stockholders' equity                                                    2,080,236     2,030,767
                                                                                      ----------    ----------
         Total liabilities and stockholders' equity                                   $7,839,762    $7,286,525
                                                                                      ==========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                         2003       2002
                                                       --------   --------
                                              (in thousands, except per share data)
Revenues:
   Net premiums written                                $768,081   $563,555
   Increase in net unearned premiums                    (75,914)    (7,552)
                                                       --------   --------

   Net premiums earned                                  692,167    556,003
   Net investment income                                 64,614     62,032
   Realized net capital gains (losses)                      538     (4,915)
                                                       --------   --------

                                                        757,319    613,120
                                                       --------   --------

Expenses:
   Net losses and loss adjustment expenses              476,989    397,873
   Net commissions                                      203,560    136,810
   Other operating expenses                              15,384     13,266
   Increase in deferred acquisition costs               (18,152)    (1,963)
                                                       --------   --------

                                                        677,781    545,986
                                                       --------   --------

Operating income                                         79,538     67,134
Other deductions                                           (330)      (480)
                                                       --------   --------

Income before income taxes                               79,208     66,654
Income taxes                                             16,380     13,731
                                                       --------   --------

Net income                                             $ 62,828   $ 52,923
                                                       ========   ========

Net income per common share:
   Basic                                               $   1.20   $   1.01
   Diluted                                                 1.19       1.00

Dividends per common share                                0.100      0.096

Weighted average common shares outstanding:
   Basic                                                 52,372     52,273
   Diluted                                               52,689     52,818

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                            2003       2002
                                                                         ---------   ---------
                                                                             (in thousands)
Net cash provided by operating activities                                $ 287,933   $ 208,112
                                                                         ---------   ---------
Cash flows from investing activities:
   Proceeds of fixed maturities available for sale sold                    321,065     183,823
   Proceeds of fixed maturities available for sale redeemed or matured     163,343      75,501
   Proceeds of equities sold                                               127,011     177,584
   Purchase of fixed maturities held to maturity                          (217,868)         --
   Purchase of fixed maturities available for sale                        (403,193)   (402,719)
   Purchase of equities                                                   (117,684)   (200,319)
   Net purchase of other invested assets                                  (276,894)    (38,711)
   Net purchase of short-term investment of funds
      received under securities loan agreements                            (47,274)    (16,046)
   Net (purchase) sale of short-term investments                           (23,307)      2,530
   Change in other liabilities for securities in course of settlement      151,907      10,272
   Other, net                                                                 (102)      3,896
                                                                         ---------   ---------
      Net cash used in investing activities                               (322,996)   (204,189)
                                                                         ---------   ---------
Cash flows from financing activities:
   Net funds received under securities loan agreements                      47,274      16,046
   Dividends to stockholders                                                (5,210)     (5,019)
   Proceeds from common stock issued                                         1,000       1,070
   Other                                                                        91        (691)
                                                                         ---------   ---------
      Net cash provided by financing activities                             43,155      11,406
                                                                         ---------   ---------
Effect of exchange rate changes on cash and cash equivalents                 3,535      (1,792)
                                                                         ---------   ---------
      Change in cash and cash equivalents                                   11,627      13,537
Cash and cash equivalents, beginning of period                             127,402     124,214
                                                                         ---------   ---------
      Cash and cash equivalents, end of period                           $ 139,029   $ 137,751
                                                                         =========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                    -------------------
                                                                      2003       2002
                                                                    --------   --------
                                                                       (in thousands)
Net income                                                          $ 62,828   $ 52,923
                                                                    --------   --------

Other comprehensive loss:
   Net unrealized appreciation (depreciation) of investments:
      Net unrealized holding gains (losses) arising during period      6,921    (42,505)
      Related income tax effect                                       (2,422)    14,876
      Reclassification adjustment for (gains) losses included in
         net income                                                     (538)     4,915
      Related income tax effect                                          188     (1,720)
                                                                    --------   --------
                                                                       4,149    (24,434)
                                                                    --------   --------

   Net unrealized currency translation (loss) gain                   (20,598)    14,916
   Related income tax effect                                           7,209     (5,038)
                                                                    --------   --------
                                                                     (13,389)     9,878
                                                                    --------   --------

Other comprehensive loss                                              (9,240)   (14,556)
                                                                    --------   --------

Comprehensive income                                                $ 53,588   $ 38,367
                                                                    ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

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

     For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2002.

2.   Net Income Per Common Share

     Net income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.


                                                                   Three Months Ended
                                                                       March 31,
                                                                  -------------------
                                                                    2003       2002
                                                                  --------   --------
                                                         (in thousands, except per share data)

Net income (numerator)                                            $ 62,828   $ 52,923
                                                                  ========   ========

Weighted average common shares outstanding
   used in the computation of net income per share:
   Average shares issued                                            53,236     53,137
   Less: Average shares in treasury                                    864        864
                                                                  --------   --------
   Average outstanding shares - basic (denominator)                 52,372     52,273
   Average potential shares, principally stock options                 317        545
                                                                  --------   --------
   Average outstanding shares - diluted (denominator)               52,689     52,818
                                                                  ========   ========

Net income per common share:
   Basic                                                          $   1.20   $   1.01
   Diluted                                                            1.19       1.00

3.   Reinsurance

     Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              2003       2002
                                                           ---------   --------
                                                              (in thousands)

Gross premiums written                                     $ 900,416   $661,871
Reinsurance ceded                                           (132,335)   (98,316)
                                                           ---------   --------
Net premiums written                                       $ 768,081   $563,555
                                                           =========   ========

Gross premiums earned                                      $ 779,293   $636,014
Reinsurance ceded                                            (87,126)   (80,011)
                                                           ---------   --------
Net premiums earned                                        $ 692,167   $556,003
                                                           =========   ========

Gross incurred losses and
   loss adjustment expenses                                $ 510,449   $459,069
Reinsurance ceded                                            (33,460)   (61,196)
                                                           ---------   --------
Net losses and loss
   adjustment expenses                                     $ 476,989   $397,873
                                                           =========   ========

4.   Cash Dividends

     During the first quarter of 2003, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.10 per common share, or approximately $5,200,000 in the aggregate.

5.   Income Taxes

     Recoveries of income taxes previously paid totaled $32,224,000 and $22,199,000 in the first quarters of 2003 and 2002, respectively.

6.   Segment Information

     The following tables present a summary of comparative financial data by segment:

                                                        International
                                                     -------------------
                                          Domestic   Europe(2)    Other    Consolidated
                                          --------   ---------   -------   ------------
                                                        (in thousands)

Three Months Ended March 31, 2003:

Net premiums written                      $418,135    $270,668   $79,278     $768,081
Net premiums earned                        401,336     219,896    70,935      692,167
Net investment income                       45,985      15,248     3,381       64,614
Revenues(1)                                446,834     235,299    75,186      757,319
Net losses and loss adjustment expenses    272,411     159,183    45,395      476,989
Underwriting expenses(3)                   122,783      64,650    31,511      218,944
Adjusted underwriting profit (loss)(4)      10,778       7,660    (4,052)      14,386
Income before income taxes                  55,796      23,407         5       79,208


Three Months Ended March 31, 2002:

Net premiums written                      $306,979    $197,903   $58,673     $563,555
Net premiums earned                        304,715     191,867    59,421      556,003
Net investment income                       47,530      11,759     2,743       62,032
Revenues(1)                                346,823     203,626    62,671      613,120
Net losses and loss adjustment expenses    206,383     147,525    43,965      397,873
Underwriting expenses(3)                    89,242      42,236    18,598      150,076
Adjusted underwriting profit (loss)(4)      10,163       3,131    (3,277)      10,017
Income (loss) before income taxes           51,843      14,825       (14)      66,654

----------
(1) Net revenues from affiliates approximate $163,000 and $44,000 for the three months ended March 31, 2003 and 2002, respectively, and are included primarily in Domestic and, in 2003 only, International-Europe revenues.

(2) Includes revenues from the London, England office of $132,828 and $128,338 for the three months ended March 31, 2003 and 2002, respectively.

(3) Underwriting expenses represent the sum of net commissions and other operating expenses.

(4) Adjusted underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

7.   Other Invested Assets

     Other invested assets includes $395.3 million and $90.3 million as of March 31, 2003 and December 31, 2002, respectively, representing the market value of an investment in a limited duration bond fund managed by a subsidiary of American International Group, Inc. (AIG).


8.   Related Party Transactions

     Approximately $191.6 million (21.3 percent) and $65.6 million (9.9 percent) of gross premiums written by TRH in the first quarters of 2003 and 2002, respectively, were attributable to reinsurance purchased by subsidiaries of AIG. The great majority of the increase in such premiums resulted from an increase in certain business written by AIG subsidiaries with the understanding by both the respective AIG subsidiary and TRH that virtually all of such business will be reinsured by TRH.

9.   Change in Accounting Principle and Disclosure of Stock-Based Compensation

     Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." TRH was also required to disclose the pro forma impact on net income had all stock compensation cost been charged to earnings in accordance with the fair value based method prescribed in SFAS No. 123.

     On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income for the first quarter of 2003 reflects stock-based compensation expenses primarily related to stock options granted in 2003. The impact of adopting the recognition provisions of SFAS No. 123 was not material to net income, financial condition or cash flows. Pursuant to APB No. 25, no stock-based compensation expenses were recognized in the first quarter of 2002. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS No. 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123), TRH's net income and net income per common share (on a pro forma basis) would have been as follows:

                                                                   Three Months Ended
                                                                       March 31,
                                                                   -----------------
                                                                     2003      2002
                                                                   -------   -------
                                                          (in thousands, except per share data)
Net income:
   As reported                                                     $62,828   $52,923
   Add: Stock-based employee compensation
      expense included in reported net income,
      net of related tax effects                                        88        --
   Deduct: Total stock-based compensation
      expense determined under fair value based
      method for all awards, net of related tax effects               (861)     (708)
                                                                   -------   -------
   Pro forma                                                       $62,055   $52,215
                                                                   =======   =======

Net income per common share:
   As reported:
      Basic                                                        $  1.20   $  1.01
      Diluted                                                         1.19      1.00
   Pro forma:
      Basic                                                           1.18      1.00
      Diluted                                                         1.18      0.99

     While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in the first quarter of 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to income, as those charges to income under the prospective method of transition will not reflect costs associated with stock compensation issued or granted prior to January 1, 2003.

10.  Accounting Standard

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 requires a variable interest entity
(VIE) to be consolidated by its primary beneficiary if such VIE has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary of a VIE is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities are evaluated for consolidation under existing guidance. FIN 46 also requires disclosure of significant VIEs for which a company is not the primary beneficiary.

     TRH is required to apply FIN 46 to VIEs created after January 31, 2003, and to VIEs in which TRH obtained an interest after that date in the first quarter of 2003. The application of FIN 46 did not have a material effect on results of operations, financial condition or cash flows in the current quarter.

     For VIEs in which TRH holds a variable interest that it acquired before February 1, 2003 and for which it is the primary beneficiary, the consolidation requirements of FIN 46 first apply to the fiscal quarter ended September 30, 2003. For any VIE that must be consolidated under FIN 46 that was created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their "carrying" amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

     While TRH continues to analyze the effects of FIN 46, management presently believes that the application of FIN 46 will not have a material effect on its results of operations, financial condition or cash flows.

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

Part I - Item 2

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2003

OPERATIONAL REVIEW

     RESULTS OF OPERATIONS. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                           Three Months Ended
                                March 31,
                        ------------------------
                         2003     2002    Change
                        ------   ------   ------
                         (dollars in millions)
Net premiums written    $768.1   $563.6    36.3%
Net premiums earned      692.2    556.0    24.5
Net investment income     64.6     62.0     4.2

     Net premiums written for the first quarter of 2003 significantly exceeded the comparable 2002 amount principally as a result of increases in both domestic and international treaty business. Significant domestic treaty net premiums written growth in the first quarter of 2003 compared to the first quarter of 2002 occurred in specialty casualty (principally medical malpractice, directors' and officers' liability and professional liability) lines. The increase in first quarter 2003 versus first quarter 2002 international treaty net premiums written (the majority of which emanated from the London office and, to a lesser extent, Trans Re Zurich) was primarily caused by significant increases in property and automobile liability lines. Increases in net premiums written in the 2003 period as compared to the same prior year period resulted from rate increases and, to a lesser extent, increased capacity provided. Generally, reasons for increases in gross premiums written between years are similar to those for net premiums written as discussed above.

     International business represented 45.6 percent of worldwide net premiums written for the first quarter of 2003 compared to 45.5 percent for the respective 2002 quarter. On a worldwide basis, casualty lines business represented 81.4 percent of net premiums written for the first three months of 2003 versus 81.6 percent in the comparable 2002 period. The balance represented property lines.

     As premiums written are earned on a pro rata basis over the terms of the related coverages, the reasons for increases in net premiums earned are generally similar to the reasons for increases in net premiums written. The difference in the percentage increase in net premiums written compared to the percentage increase in net premiums earned is caused by differences in earnings patterns related to variances in the inception dates of business assumed and the mix of business between pro rata and excess-of-loss for the respective periods.

     With respect to the market environment, rates, terms and conditions continue to be favorable with improvements still being achieved in many lines, most significantly in certain specialty casualty classes. Nevertheless, the reinsurance marketplace worldwide remains competitive, with significant additional capital having entered the market, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) cannot predict, with any reasonable certainty, future market conditions.

     The increase in net investment income for the first quarter of 2003 versus the comparable 2002 period was generally due to the impact of the weakening U.S. dollar compared to certain currencies in which TRH's net investment income is earned and to the investment of significant positive operating cash flow generated in recent periods, offset, in part, by declining investment yields, particularly from the fixed maturity portfolio, and by increased investment balances towards the end of the first quarter of 2003 in a limited duration liquid investment (i.e., the limited duration bond fund included in other invested assets) that generates a lower yield than longer-term fixed maturities. (See discussion of cash flow and investment activity under FINANCIAL CONDITION AND LIQUIDITY.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2003

     Pre-tax realized net capital gains (losses) totaled $0.5 million and ($4.9) million for the first quarters of 2003 and 2002, respectively. Such gains and losses are generally the result of investment dispositions which reflect TRH's investment and tax planning strategies to maximize after-tax income. In the first quarter of 2003 only, realized net capital gains include write-downs totaling $3.1 million and $3.8 million of equities available for sale and fixed maturities available for sale, respectively, related to certain of such securities that, in the opinion of management, had experienced a decline in market value that was other than temporary.

     The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

                                Three Months Ended
                                     March 31,
                                ------------------
                                    2003   2002
                                    ----   ----
Consolidated:
   Loss and loss adjustment
      expense ratio                 68.9   71.6
   Underwriting expense ratio       28.5   26.6
   Combined ratio                   97.4   98.2

--------------------------------------------------
Domestic:
   Loss and loss adjustment
      expense ratio                 67.9   67.7
   Underwriting expense ratio       29.3   29.1
   Combined ratio                   97.2   96.8

International:
   Loss and loss adjustment
      expense ratio                 70.3   76.2
   Underwriting expense ratio       27.5   23.7
   Combined ratio                   97.8   99.9

     The combined ratio represents the sum of the ratio of net losses and loss adjustment expenses divided by net premiums earned (loss and loss adjustment expense ratio) and the ratio of the sum of net commissions and other operating expenses divided by net premiums written (underwriting expense ratio). The combined ratio and its components are presented in accordance with principles prescribed by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

     No significant catastrophe losses occurred in the first quarter of either 2003 or 2002. The loss and loss adjustment expense ratio for consolidated TRH improved in the first quarter of 2003 compared to the first quarter of 2002 principally as a result of improved loss experience, year over year, particularly in international operations, as well as general improvements in rates, terms and conditions.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2003

     The underwriting expense ratio for consolidated TRH increased in the 2003 first quarter compared to the year ago quarter as the net commissions component increased by 2.2, offset, in part, by a 0.3 decrease in the other operating expense component. With respect to the net commissions component, the increase in the first quarter of 2003 is generally due to a slight change in the mix of business, particularly in international operations, between periods. With respect to the other operating expense component, the decrease in the first quarter of 2003 compared to the same 2002 quarter is due to the fact that other operating expenses are increasing at a slower rate than net premiums written.

     The increase in deferred acquisition costs in the first quarter of 2003 considerably exceeded the comparable prior year amount. As a larger portion of premiums written in the first quarter of 2003 were unearned as compared to the same 2002 quarter, a related, and larger portion of acquisition costs were deferred in the 2003 first quarter compared to the year ago quarter. Note that acquisition costs (consisting primarily of net commissions incurred) are charged to earnings over the period in which the related premiums are earned.

     Income before income taxes increased to $79.2 million in the first quarter of 2003 versus $66.7 million in the first quarter of 2002. The increase in income before income taxes in the 2003 first quarter versus the comparable 2002 quarter resulted primarily from the movement to realized net capital gains in 2003 from realized net capital losses in 2002 and improved underwriting results in the first quarter of 2003 compared to the year ago quarter.

     For a discussion of fluctuations in results by segment see SEGMENT RESULTS below.

     Income tax expenses totaled $16.4 million and $13.7 million for the first quarters of 2003 and 2002, respectively. The effective tax rate, which represents income taxes divided by income before income taxes, was 20.7 percent for the first quarter of 2003 compared to 20.6 percent for the comparable year ago period.

     Net income for the first quarter of 2003 increased to $62.8 million, or $1.19 per common share (diluted), compared to net income of $52.9 million, or $1.00 per common share (diluted), in the 2002 first quarter. Net income includes after-tax net realized capital gains (losses) of $0.3 million and ($3.2) million in the first quarters of 2003 and 2002, respectively. Reasons for the increases in net income between periods are as discussed above.

     In the first quarter of 2003, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.10 per common share to stockholders of record as of June 6, 2003, payable on June 13, 2003.

     SEGMENT RESULTS

     Domestic - Comparing the results of the first quarter of 2003 with the same prior year period, Domestic revenues increased over the prior year due primarily to increases in net premiums earned, as discussed earlier in the OPERATIONAL REVIEW. Income before income taxes in the 2003 first quarter increased compared to the same 2002 period due to a reduction of realized net capital losses, partially offset by a decrease in net investment income principally related to fixed maturities.

     International - Europe (London and Paris branches and Trans Re Zurich) - Comparing the results of the first quarter of 2003 with the same prior year period, European revenues increased compared to the prior year primarily due to increases in net premiums earned in Trans Re Zurich and Paris. These increases generally occurred in property lines. Income before income taxes for the first quarter of 2003 increased compared to the same prior year period due primarily to improved underwriting results and increased net investment income.

     International - Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches) - Comparing the results of the first quarter of 2003 with the same prior year period, International-Other revenues increased due, in large part, to increases in net premiums earned in Toronto and Tokyo in the 2003 first quarter versus the comparable 2002 period. These increases generally occurred in property lines.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2003

FINANCIAL CONDITION AND LIQUIDITY. The increase in cash and invested assets at March 31, 2003 compared to December 31, 2002 was due, in large part, to positive cash flow from operations during the first quarter of 2003 and an increase in securities acquired in the first quarter of 2003 for which payments occurred after quarter-end (see corresponding increase in payable for securities in course of settlement at March 31, 2003 as compared to December 31, 2002.) With respect to the components of cash and invested assets, other invested assets grew significantly, principally as a result of an increase in the balance of the limited duration bond fund of $305.0 million. (See Note 7 of Notes to Condensed Consolidated Financial Statements.) Also during the first quarter of 2003, TRH purchased certain fixed maturities which are classified as held-to-maturity and carried at amortized cost as TRH has the positive intent and ability to hold each of these securities to maturity. The duration of the fixed maturity portfolio was 4.7 years as of March 31, 2003.

     Stockholders' equity totaled $2,080.2 million at March 31, 2003, a net increase of $49.5 million from year-end 2002. The increase in stockholders' equity during 2003 is primarily composed of net income of $62.8 million, offset, in part, by a decrease in accumulated other comprehensive income of $9.2 million (see Consolidated Statements of Comprehensive Income) and dividends declared of $5.2 million.

     The abovementioned decrease in accumulated other comprehensive income consisted of a net unrealized currency translation loss, net of income taxes, of $13.4 million, partially offset by net unrealized appreciation of investments, net of income taxes, of $4.1 million. The net unrealized appreciation of investments is composed principally of an increase of $4.6 million from unrealized appreciation of equities, partially offset by a decrease of $0.6 million from unrealized depreciation of fixed maturities available for sale.

     Market values of invested assets may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and related investments and other factors.

     Operating cash flow for the first quarter of 2003 was $287.9 million, an increase of $79.8 million over the same 2002 period. This increase was caused largely by increased net premiums written, net of commissions. Management believes that the liquidity of TRH has not materially changed since the end of 2002. A portion of operating cash flow, namely, $89.7 million and $86.2 million was derived from international operations in the first quarters of 2003 and 2002, respectively.

     Generally, paid losses have been increasing in more recent years as a result of an increase in premium volume and a shift towards lines with shorter payment patterns. If paid losses accelerated significantly beyond TRH's ability to fund such paid losses from current operating cash flows, TRH would be compelled to liquidate a portion of its investment portfolio and/or arrange for financing. Such events that may cause such a liquidity strain could be the result of several catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold in a depressed marketplace and/or reinsurance recoverable on such paid losses became uncollectible.

     TRH's operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. See Part I-Item 3 of this Form 10-Q for a discussion of market risk.

CRITICAL ACCOUNTING ESTIMATES

     TRH considers among its most important accounting policies those policies with respect to loss reserves, net of reinsurance recoverable thereon, and deferred acquisition costs. These are the policies that require management's most significant exercise of judgment on both a quantitative and qualitative basis. See further discussion in the Transatlantic Holdings, Inc. Form 10-K for the year ended December 31, 2002 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2003

ACCOUNTING STANDARDS

     CHANGE IN ACCOUNTING PRINCIPLE - ADOPTION OF RECOGNITION PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 123. Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation." TRH was also required to disclose the pro forma impact on net income had all stock compensation cost been charged to earnings in accordance with the fair value based method prescribed in SFAS No. 123.

     On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income for the first quarter of 2003 reflects stock-based compensation expenses primarily related to stock options granted in 2003. The impact of adopting the recognition provisions of SFAS No. 123 was not material to net income, financial condition or cash flows. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

     OTHER. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 requires a variable interest entity (VIE) to be consolidated by its primary beneficiary if such VIE has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary of a VIE is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities are evaluated for consolidation under existing guidance. FIN 46 also requires disclosure of significant VIEs for which a company is not the primary beneficiary.

     TRH is required to apply FIN 46 to VIEs created after January 31, 2003, and to VIEs in which TRH obtained an interest after that date in the first quarter of 2003. The application of FIN 46 did not have a material effect on results of operations, financial condition or cash flows in the current quarter.

     For VIEs in which TRH holds a variable interest that it acquired before February 1, 2003 and for which it is the primary beneficiary, the consolidation requirements of FIN 46 first apply to the fiscal quarter ended September 30, 2003. For any VIE that must be consolidated under FIN 46 that was created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their "carrying" amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

     While TRH continues to analyze the effects of FIN 46, management presently believes that the application of FIN 46 will not have a material effect on its results of operations, financial condition or cash flows.

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

         TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first three months of 2003 and for the year ended December 31, 2002 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

     The following table presents the VaR on a combined basis and of each component of market risk for the three months ended March 31, 2003 and for the year ended December 31, 2002. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

Market Risk
(in millions)

                                2003                                2002
                ---------------------------------   -----------------------------------
                  As of                                As of
                March 31,   Average   High    Low   December 31,   Average   High   Low
                ---------------------------------   -----------------------------------
Combined           $110       $108    $110   $105      $105          $107    $118   $96
Interest rate       109        107     109    104       104           104     113    98
Equity               50         49      50     48        48            50      55    45
Currency              4          4       4      3         3             2       3     2

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

          (b) In a Current Report on Form 8-K filed on February 4, 2003, Transatlantic Holdings, Inc. reported the issuance of a press release (attached as an exhibit to that Form 8-K) on February 3, 2003 announcing an increase in loss reserves resulting in a $65 million after-tax charge to fourth quarter 2002 earnings.

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

Dated May 14, 2003

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


                                           /s/ ROBERT F. ORLICH
                                           -------------------------------------
                                           Robert F. Orlich
                                           President and Chief Executive Officer

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


                            /s/ STEVEN S. SKALICKY
                            ----------------------------------------------------
                            Steven S. Skalicky
                            Executive Vice President and Chief Financial Officer