Form 10-Q
period 2003-06-30
TRANSATLANTIC HOLDINGS INC
filed 2003-08-12
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES [X] NO[_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO[_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2003. 52,413,101
                                   ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of June 30, 2003 (unaudited)
             and December 31, 2002.......................................      1

          Consolidated Statements of Operations for the three and six
             months ended June 30, 2003 and 2002 (unaudited).............      2

          Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 2003 and 2002 (unaudited).............      3

          Consolidated Statements of Comprehensive Income for the three
             and six months ended June 30, 2003 and 2002 (unaudited).....      4

          Notes to Condensed Consolidated Financial Statements
             (unaudited).................................................      5

Cautionary Statement Regarding Forward-Looking Information...............     11

ITEM 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     12

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.....     19

ITEM 4.   Controls and Procedures........................................     20

                           PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders............     21

ITEM 6.   Exhibits and Reports on Form 8-K...............................     22

Signatures...............................................................     22

Exhibit Index............................................................     23

Part I - Item 1

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2003 and December 31, 2002

                                                                                  (Unaudited)
                                                                                      2003          2002
                                                                                  -----------   -----------
                                                                                    (in thousands, except
                                                                                         share data)
                                     ASSETS
Investments and cash:
   Fixed maturities:
      Held to maturity, at amortized cost (market value: 2003-$475,829)           $   465,491   $        --
      Available for sale, at market value (amortized cost: 2003-$4,263,911;
         2002-$4,181,354) (pledged, at market value: 2003-$337,884;
         2002-$327,305)                                                             4,510,795     4,361,489
   Equities:
      Common stocks available for sale, at market value (cost:
         2003-$482,521; 2002-$477,738) (pledged, at market
         value: 2003-$23,424; 2002-$13,421)                                           490,592       433,670
      Nonredeemable preferred stocks available for sale, at market value
         (cost: 2003-$28,542; 2002-$26,205)                                            28,530        26,199
   Other invested assets                                                              244,034       278,311
   Short-term investment of funds received under securities loan agreements           369,566       347,647
   Short-term investments, at cost which approximates market value                     26,988        12,812
   Cash and cash equivalents                                                          185,810       127,402
                                                                                  -----------   -----------
         Total investments and cash                                                 6,321,806     5,587,530
Accrued investment income                                                              89,808        80,658
Premium balances receivable, net                                                      400,674       350,214
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
   Affiliates                                                                         199,477       191,704
   Other                                                                              679,428       625,884
Deferred acquisition costs                                                            160,740       132,967
Prepaid reinsurance premiums                                                           99,095        65,809
Federal income tax recoverable                                                         16,119        51,199
Deferred income taxes                                                                 145,827       170,822
Other assets                                                                           23,765        29,738
                                                                                  -----------   -----------
         Total assets                                                             $ 8,136,739   $ 7,286,525
                                                                                  ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                        $ 4,386,109   $ 4,032,584
Unearned premiums                                                                     878,703       707,916
Reinsurance balances payable                                                          152,992       109,082
Payable under securities loan agreements                                              369,566       347,647
Payable for securities in course of settlement                                         73,013        25,352
Other liabilities                                                                      63,401        33,177
                                                                                  -----------   -----------
         Total liabilities                                                          5,923,784     5,255,758
                                                                                  -----------   -----------

Preferred Stock, $1.00 par value; shares authorized: 5,000,000                             --            --
Common Stock, $1.00 par value; shares authorized: 100,000,000;
   shares issued: 2003-53,277,301; 2002-53,225,149                                     53,277        53,225
Additional paid-in capital                                                            194,770       192,141
Accumulated other comprehensive income                                                113,147        60,644
Retained earnings                                                                   1,866,204     1,739,200
Treasury Stock, at cost; 864,200 shares of common stock                               (14,443)      (14,443)
                                                                                  -----------   -----------
         Total stockholders' equity                                                 2,212,955     2,030,767
                                                                                  -----------   -----------
         Total liabilities and stockholders' equity                               $ 8,136,739   $ 7,286,525
                                                                                  ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended       Six Months Ended
                                                     June 30,               June 30,
                                              -------------------   -----------------------
                                                 2003      2002        2003         2002
                                              --------   --------   ----------   ----------
                                                   (in thousands, except per share data)
Revenues:
   Net premiums written                       $802,850   $592,026   $1,570,931   $1,155,581
   Increase in net unearned premiums           (40,087)   (40,198)    (116,001)     (47,750)
                                              --------   --------   ----------   ----------
   Net premiums earned                         762,763    551,828    1,454,930    1,107,831
   Net investment income                        68,481     64,354      133,095      126,386
   Realized net capital gains (losses)             731      3,369        1,269       (1,546)
                                              --------   --------   ----------   ----------
                                               831,975    619,551    1,589,294    1,232,671
                                              --------   --------   ----------   ----------

Expenses:
   Net losses and loss adjustment expenses     545,201    400,944    1,022,190      798,817
   Net commissions                             183,385    137,670      386,945      274,480
   Other operating expenses                     15,852     13,636       31,236       26,902
   Increase in deferred acquisition costs       (9,621)    (9,651)     (27,773)     (11,614)
                                              --------   --------   ----------   ----------
                                               734,817    542,599    1,412,598    1,088,585
                                              --------   --------   ----------   ----------
Operating income                                97,158     76,952      176,696      144,086
Other (deductions) income                         (764)       517       (1,094)          37
                                              --------   --------   ----------   ----------
Income before income taxes                      96,394     77,469      175,602      144,123
Income taxes                                    21,216     15,960       37,596       29,691
                                              --------   --------   ----------   ----------
Net income                                    $ 75,178   $ 61,509   $  138,006   $  114,432
                                              ========   ========   ==========   ==========

Net income per common share:
   Basic                                      $   1.43   $   1.18   $     2.63   $     2.19
   Diluted                                        1.43       1.16         2.62         2.17

Dividends per common share                       0.110      0.100        0.210        0.196

Weighted average common shares outstanding:
   Basic                                        52,402     52,291       52,388       52,282
   Diluted                                      52,739     52,801       52,715       52,808

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                         ---------------------
                                                                           2003        2002
                                                                         ---------   ---------
                                                                            (in thousands)
Net cash provided by operating activities                                $ 503,523   $ 304,756
                                                                         ---------   ---------

Cash flows from investing activities:
   Proceeds of fixed maturities available for sale sold                    533,508     343,600
   Proceeds of fixed maturities available for sale redeemed or matured     227,195     169,365
   Proceeds of equities sold                                               316,586     345,897
   Purchase of fixed maturities held to maturity                          (465,812)         --
   Purchase of fixed maturities available for sale                        (788,335)   (763,654)
   Purchase of equities                                                   (341,337)   (370,854)
   Net sale (purchase) of other invested assets                             40,954     (45,185)
   Net (purchase) sale of short-term investment of funds
      received under securities loan agreements                            (21,919)     58,477
   Net (purchase) sale of short-term investments                           (14,177)      2,279
   Change in other liabilities for securities in course of settlement       47,661      30,527
   Other, net                                                                 (261)      3,438
                                                                         ---------   ---------
      Net cash used in investing activities                               (465,937)   (226,110)
                                                                         ---------   ---------

Cash flows from financing activities:
   Net funds received (disbursed) under securities loan agreements          21,919     (58,477)
   Dividends to stockholders                                               (10,451)    (10,039)
   Proceeds from common stock issued                                         2,327       1,666
   Other                                                                        --      (1,717)
                                                                         ---------   ---------
      Net cash provided by (used in) financing activities                   13,795     (68,567)
                                                                         ---------   ---------
Effect of exchange rate changes on cash and cash equivalents                 7,027       2,556
                                                                         ---------   ---------
      Change in cash and cash equivalents                                   58,408      12,635
Cash and cash equivalents, beginning of period                             127,402     124,214
                                                                         ---------   ---------
      Cash and cash equivalents, end of period                           $ 185,810   $ 136,849
                                                                         =========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                   Three Months Ended    Six Months Ended
                                                                        June 30,             June 30,
                                                                   ------------------   -------------------
                                                                     2003      2002       2003       2002
                                                                   --------   -------   --------   --------
                                                                               (in thousands)
Net income                                                         $ 75,178   $61,509   $138,006   $114,432
                                                                   --------   -------   --------   --------

Other comprehensive income (loss):
   Net unrealized appreciation (depreciation) of investments:
      Net unrealized holding gains (losses)                         113,337     5,327    120,258    (37,178)
      Related income tax effect                                     (39,668)   (1,864)   (42,090)    13,012
      Reclassification adjustment for (gains) losses included in
         net income                                                    (731)   (3,369)    (1,269)     1,546
      Related income tax effect                                         256     1,179        444       (541)
                                                                   --------   -------   --------   --------
                                                                     73,194     1,273     77,343    (23,161)
                                                                   --------   -------   --------   --------

   Net unrealized currency translation (loss) gain                  (17,618)   19,696    (38,216)    34,612
   Related income tax effect                                          6,167    (6,894)    13,376    (11,932)
                                                                   --------   -------   --------   --------
                                                                    (11,451)   12,802    (24,840)    22,680
                                                                   --------   -------   --------   --------

Other comprehensive income (loss)                                    61,743    14,075     52,503       (481)
                                                                   --------   -------   --------   --------

Comprehensive income                                               $136,921   $75,584   $190,509   $113,951
                                                                   ========   =======   ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

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

     For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2002 and Form 10-Q filing for the quarter ended March 31, 2003.

2.   Net Income Per Common Share

     Net income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.

                                                         Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                         ------------------   -------------------
                                                           2003       2002      2003       2002
                                                         -------    -------   --------   --------
                                                          (in thousands, except per share data)
Net income (numerator)                                   $75,178    $61,509   $138,006   $114,432
                                                         =======    =======   ========   ========
Weighted average common shares outstanding
   used in the computation of net income per share:
   Average shares issued                                  53,266     53,155     53,252     53,146
   Less: Average shares in treasury                          864        864        864        864
                                                         -------    -------   --------   --------
   Average outstanding shares - basic (denominator)       52,402     52,291     52,388     52,282
   Average potential shares, principally stock options       337        510        327        526
                                                         -------    -------   --------   --------
   Average outstanding shares - diluted (denominator)     52,739     52,801     52,715     52,808
                                                         =======    =======   ========   ========
Net income per common share:
   Basic                                                 $  1.43    $  1.18   $   2.63   $   2.19
   Diluted                                                  1.43       1.16       2.62       2.17

3.   Change in Accounting Principle and Disclosure of Stock-Based Compensation

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

     On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income in the second quarter and first six months of 2003 reflects stock-based compensation expenses primarily related to stock options granted in 2003. Such expenses are included in other income (deductions). The impact of adopting the recognition provisions of SFAS No. 123 was not material to net income, financial condition or cash flows. Pursuant to APB No. 25, no stock-based compensation expenses were recognized in the second quarter or first six months of 2002. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS No. 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123), TRH's net income and net income per common share (on a pro forma basis) would have been as follows:

                                                          Three Months Ended     Six Months Ended
                                                               June 30,              June 30,
                                                          ------------------   -------------------
                                                            2003      2002       2003       2002
                                                          -------   -------    --------   --------
                                                            (in thousands, except per share data)
Net income:
   As reported                                            $75,178   $61,509    $138,006   $114,432
   Add: Stock-based employee compensation
      expense included in reported net income,
      net of related tax effects                              217        --         305         --
   Deduct: Total stock-based compensation
      expense determined under fair value based
      method for all awards, net of related tax effects      (944)     (761)     (1,805)    (1,469)
                                                          -------   -------    --------   --------
   Pro forma                                              $74,451   $60,748    $136,506   $112,963
                                                          =======   =======    ========   ========
Net income per common share:
   As reported:
      Basic                                               $  1.43   $  1.18    $   2.63   $   2.19
      Diluted                                                1.43      1.16        2.62       2.17
   Pro forma:
      Basic                                                  1.42      1.16        2.61       2.16
      Diluted                                                1.41      1.15        2.59       2.14

     While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in the second quarter and first six months of 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to income, as those charges to income under the prospective method of transition will not reflect costs associated with stock compensation issued or granted prior to January 1, 2003.

4.   Reinsurance

     Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                               Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              ---------------------   -----------------------
                                 2003        2002        2003         2002
                              ---------   ---------   ----------   ----------
                                               (in thousands)
Gross premiums written        $ 865,431   $ 691,883   $1,765,847   $1,353,754
Reinsurance ceded               (62,581)    (99,857)    (194,916)    (198,173)
                              ---------   ---------   ----------   ----------
Net premiums written          $ 802,850   $ 592,026   $1,570,931   $1,155,581
                              =========   =========   ==========   ==========

Gross premiums earned         $ 837,267   $ 660,055   $1,616,560   $1,296,069
Reinsurance ceded               (74,504)   (108,227)    (161,630)    (188,238)
                              ---------   ---------   ----------   ----------
Net premiums earned           $ 762,763   $ 551,828   $1,454,930   $1,107,831
                              =========   =========   ==========   ==========

Gross incurred losses and
   loss adjustment expenses   $ 650,668   $ 449,686   $1,161,117   $  908,755
Reinsurance ceded              (105,467)    (48,742)    (138,927)    (109,938)
                              ---------   ---------   ----------   ----------
Net losses and loss
   adjustment expenses        $ 545,201   $ 400,944   $1,022,190   $  798,817
                              =========   =========   ==========   ==========

5.   Cash Dividends

     During the second quarter of 2003, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.11 per common share, or approximately $5,750,000 in the aggregate.

6.   Income Taxes

     Income taxes paid, net, in the second quarter totaled $37,860,000 and $31,967,000 in 2003 and 2002, respectively. For the 2003 and 2002 six month periods, income taxes paid, net, totaled $5,636,000 and $9,767,000, respectively. Amounts above are net of recoveries of income taxes previously paid, which were significant in each of the first quarters of 2003 and 2002.

7.   Segment Information

     The following tables present a summary of comparative financial data by segment:

                                          Three Months Ended     Six Months Ended
                                               June 30,               June 30,
                                          -------------------   -------------------
                                            2003       2002       2003       2002
                                          --------   --------   --------   --------
                                                        (in thousands)
Domestic:

Net premiums written                      $441,504   $315,202   $859,639   $622,181
Net premiums earned                        391,872    293,024    793,208    597,739
Net investment income                       48,408     45,526     94,393     93,056
Revenues(1)                                439,804    342,787    886,638    689,610
Net losses and loss adjustment expenses    281,758    192,368    554,169    398,751
Underwriting expenses(2)                   108,663     84,822    231,446    174,064
Underwriting profit(3)                      12,415     21,107     23,193     31,270
Income before income taxes                  59,773     70,403    115,569    122,246

                                          Three Months Ended     Six Months Ended
                                               June 30,               June 30,
                                          -------------------   -------------------
                                            2003       2002       2003       2002
                                          --------   --------   --------   --------
                                                        (in thousands)
International-Europe:

Net premiums written                      $275,070   $206,075   $545,738   $403,978
Net premiums earned                        293,344    201,863    513,240    393,730
Net investment income                       16,555     15,813     31,803     27,572
Revenues(1)(4)                             309,823    217,693    545,122    421,319
Net losses and loss adjustment expenses    220,043    159,681    379,226    307,206
Underwriting expenses(2)                    66,387     44,894    131,037     87,130
Underwriting profit (loss)(3)                3,410     (1,016)    11,070      2,115
Income before income taxes(4)               19,807     15,213     43,214     30,038

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                          ------------------   -------------------
                                           2003       2002       2003       2002
                                          -------   --------   --------   --------
                                                       (in thousands)
International-Other:

Net premiums written                      $86,276   $ 70,749   $165,554   $129,422
Net premiums earned                        77,547     56,941    148,482    116,362
Net investment income                       3,518      3,015      6,899      5,758
Revenues(1)                                82,348     59,071    157,534    121,742
Net losses and loss adjustment expenses    43,400     48,895     88,795     92,860
Underwriting expenses(2)                   24,187     21,590     55,698     40,188
Underwriting profit (loss)(3)              12,121    (10,862)     8,069    (14,139)
Income (loss) before income taxes          16,814     (8,147)    16,819     (8,161)

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                          -------------------   -----------------------
                                            2003       2002        2003         2002
                                          --------   --------   ----------   ----------
                                                          (in thousands)
Consolidated:

Net premiums written                      $802,850   $592,026   $1,570,931   $1,155,581
Net premiums earned                        762,763    551,828    1,454,930    1,107,831
Net investment income                       68,481     64,354      133,095      126,386
Revenues(1)(4)                             831,975    619,551    1,589,294    1,232,671
Net losses and loss adjustment expenses    545,201    400,944    1,022,190      798,817
Underwriting expenses(2)                   199,237    151,306      418,181      301,382
Underwriting profit(3)                      27,946      9,229       42,332       19,246
Income before income taxes(4)               96,394     77,469      175,602      144,123

----------
(1) Net revenues from affiliates approximate $133,000 and $69,000 for the three months ended June 30, 2003 and 2002, respectively, and $296,000 and $112,000 for the six months ended June 30, 2003 and 2002, respectively, and are included primarily in Domestic and International-Europe revenues.

(2) Underwriting expenses represent the sum of net commissions and other operating expenses.

(3) Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(4) Includes revenues from the London, England office of $193,507 and $120,688 for the three months ended June 30, 2003 and 2002, respectively, and $326,335 and $249,026 for the six months ended June 30, 2003 and 2002, respectively.

8.   Related Party Transactions

     Approximately $167.2 million (19.3 percent) and $88.8 million (12.8 percent) in the second quarters of 2003 and 2002, respectively, and approximately $358.8 million (20.3 percent) and $154.4 million (11.4 percent) for the six months ended June 30, 2003 and 2002, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of American International Group, Inc. (AIG). The great majority of such gross premiums written were recorded in auto liability, other liability, property and aircraft lines. Of the amounts above, $69.9 million and $34.9 million in the second quarters of 2003 and 2002, respectively, and $194.5 million and $47.6 million in the six months ended June 30, 2003 and 2002, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH.

9.   Accounting Standard

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

     TRH was required to apply FIN 46 to VIEs created after January 31, 2003, and to VIEs in which TRH obtained an interest after that date, beginning in the first quarter of 2003. The application of FIN 46 did not have a material effect on results of operations, financial condition or cash flows in the second quarter or first six months of 2003.

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

     Management believes that the application of FIN 46 will not have a material effect on its results of operations, financial condition or cash flows.

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

Part I - Item 2

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2003

CRITICAL ACCOUNTING ESTIMATES

     The preparation of Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. We rely on historical experience and on various other assumptions, that we believe to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

     TRH believes its most critical accounting estimates are those with respect to unpaid losses and loss adjustment expenses net of reinsurance recoverable thereon ("loss reserves") and deferred acquisition costs as they require management's most significant exercise of judgment on both a quantitative and qualitative basis used in the preparation of TRH's financial statements and footnotes. These accounting estimates require the use of assumptions about certain matters that are highly uncertain at the time of estimation.

     Loss Reserves - The reserving process is inherently difficult and subjective, especially in view of changes in the legal and tort environment which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. Trends that have affected development of liabilities in the past may not necessarily occur or affect development to the same degree in the future. While this process is difficult for ceding companies, the inherent uncertainties of estimating reserves are even greater for the reinsurer, due primarily to the longer term nature of most reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts and the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. In addition, loss reserves are estimated using data that include reported losses of more recent accident years of long tail casualty lines that have limited statistical credibility. During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates.

     Deferred Acquisition Costs - Anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts are considered in determining acquisition costs to be deferred. Anticipated investment income is not considered in the deferral of acquisition costs. Recoverability of deferred acquisition costs is contingent upon the underlying insurance operations being profitable going forward.

     See further discussion in the Transatlantic Holdings, Inc. Form 10-K for the year ended December 31, 2002 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2003

OPERATIONAL REVIEW

     RESULTS OF OPERATIONS. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                           Three Months Ended            Six Months Ended
                                June 30,                     June 30,
                        ------------------------   ----------------------------
                         2003     2002    Change     2003       2002     Change
                        ------   ------   ------   --------   --------   ------
                                        (dollars in millions)
Net premiums written    $802.9   $592.0    35.6%   $1,570.9   $1,155.6    35.9%
Net premiums earned      762.8    551.8    38.2     1,454.9    1,107.8    31.3
Net investment income     68.5     64.4     6.4       133.1      126.4     5.3

     Net premiums written for the second quarter and first six months of 2003 significantly exceeded the comparable 2002 periods principally as a result of increases in both domestic and international treaty business. Significant growth in domestic treaty net premiums written in the second quarter of 2003 compared to the second quarter of 2002 occurred in specialty casualty (principally directors' and officers' liability, professional liability and medical malpractice) and property lines. The increase in second quarter 2003 versus second quarter 2002 international treaty net premiums written (the majority of which emanated from European operations) was primarily caused by significant increases in property and, to a lesser extent, specialty casualty lines (principally directors' and officers' liability, professional liability and medical malpractice). With respect to the comparative six month net premiums written, significant domestic treaty net premiums written increases in the 2003 period compared to the same prior year period occurred in specialty casualty (principally directors' and officers' liability, professional liability and medical malpractice) and, to a lesser extent, property and ocean marine and aviation lines. Significant increases in international treaty net premiums written occurred in property and, to a lesser extent, specialty casualty (principally directors' and officers' liability, professional liability and medical malpractice) lines principally from European operations. Increases in net premiums written in the 2003 periods as compared to the same prior year periods resulted from rate increases and, to a lesser extent, increased capacity provided. Generally, reasons for increases in gross premiums written between years are similar to those for net premiums written as discussed above.

     International business represented 45.3 percent of worldwide net premiums written for the first six months of 2003 compared to 46.2 percent for the respective 2002 period. On a worldwide basis, casualty lines business represented 76.2 percent of net premiums written for the first six months of 2003 versus 79.2 percent in the comparable 2002 period. The balance represented property lines.

     As premiums written are earned on a pro rata basis over the terms of the related coverages, the reasons for increases in net premiums earned are generally similar to the reasons for increases in net premiums written. The difference in the percentage increase in net premiums written compared to the percentage increase in net premiums earned is principally caused by differences in earnings patterns related to variances in the inception dates of business assumed and the mix of business between pro rata and excess-of-loss for the respective periods.

     With respect to the market environment, rates, terms and conditions continue to be favorable with greater rate increases being achieved in certain specialty casualty classes. Nevertheless, the reinsurance marketplace worldwide remains competitive, with significant additional capital having entered the market since 2001, and TRH cannot predict, with any reasonable certainty, future market conditions.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2003

     The increase in net investment income for the second quarter and first six months of 2003 versus the comparable 2002 periods was generally due to the investment (principally in fixed maturities) of significant positive operating cash flow generated in recent periods and, to a lesser extent, the impact of the weakening U.S. dollar compared to certain currencies in which TRH's net investment income is earned, offset, in part, by declining investment yields, particularly from the fixed maturity portfolio. For the three and six month periods ending June 30, 2003, the pre-tax yields on fixed maturities were 4.7 percent and 4.6 percent, respectively, compared to 5.3 percent and 5.4 percent for the prior year three and six month periods, respectively. The pre-tax yield on fixed maturities represents annualized pre-tax net investment income from fixed maturities for the period indicated divided by the average balance sheet carrying value of the fixed maturity portfolio for such periods. (See discussion of cash flow and investment activity under FINANCIAL CONDITION AND LIQUIDITY.)

     Pre-tax realized net capital gains totaled $0.7 million and $3.4 million for the second quarters of 2003 and 2002, respectively. For the first six months of 2003 and 2002, pre-tax realized net capital gains (losses) totaled $1.3 million and ($1.5) million, respectively. Such gains and losses are generally the result of investment dispositions which reflect TRH's investment and tax planning strategies to maximize after-tax income.

     Pre-tax realized net capital gains include charges for write-downs, related to certain of such securities that, in the opinion of management, had experienced a decline in market value that was other than temporary, totaling $1.3 million and $0.7 million of equities available for sale and fixed maturities available for sale, respectively, for the second quarter of 2003 and write-downs totaling $7.5 million and $1.8 million of equities available for sale and fixed maturities available for sale, respectively, for the second quarter of 2002. Pre-tax realized net capital gains (losses) include charges for write-downs for other than temporary declines in market value totaling $4.4 million and $4.5 million of equities available for sale and fixed maturities available for sale, respectively, for the first six months of 2003 and write-downs totaling $7.5 million and $1.8 million of equities available for sale and fixed maturities available for sale, respectively, for the first six months of 2002. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in determination of such write-downs.)

     The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

                                Three Months Ended   Six Months Ended
                                      June 30,           June 30,
                                ------------------   ----------------
                                   2003    2002        2003    2002
                                   ----   -----        ----   -----
Consolidated:
   Loss and loss adjustment
      expense ratio                71.5    72.7        70.3    72.1
   Underwriting expense ratio      24.8    25.5        26.6    26.1
   Combined ratio                  96.3    98.2        96.9    98.2
-------------------------------------------------------------------
Domestic:
   Loss and loss adjustment
      expense ratio                71.9    65.7        69.9    66.7
   Underwriting expense ratio      24.6    26.9        26.9    28.0
   Combined ratio                  96.5    92.6        96.8    94.7

International:
   Loss and loss adjustment
      expense ratio                71.0    80.6        70.7    78.4
   Underwriting expense ratio      25.1    24.0        26.3    23.9
   Combined ratio                  96.1   104.6        97.0   102.3

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2003

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

     The loss and loss adjustment expense ratios for consolidated TRH improved in the second quarter and first six months of 2003 compared to the same 2002 periods principally as a result of improved loss experience in international operations, year over year, offset, in part, by a deterioration of loss experience from domestic operations. Overall, the improvements in rates, terms and conditions in recent periods have, and may continue to, benefit results for the near term, absent the impact of any unusual or unanticipated loss events. Results for the second quarters and first six month periods of 2003 and 2002 contained no significant losses related to catastrophes occurring in those periods.

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

     The underwriting expense ratio for consolidated TRH decreased in the 2003 second quarter compared to the same year ago quarter as the net commissions component decreased by 0.4 and the other operating expense component declined by
0.3. For the comparable six month periods, the underwriting expense ratio for 2003 increased compared to 2002 as the net commissions component increased by 0.8, offset, in part, by a decrease of 0.3 in the other operating expense component.

     The increase in deferred acquisition costs for the first six months of 2003 considerably exceeded the comparable prior year amount. This significant difference arose in the first quarter of 2003 compared to the prior year first quarter. As a larger portion of premiums written in the first six months of 2003 were unearned as compared to the same 2002 period, a related, and larger portion of acquisition costs were deferred in the first six months of 2003 compared to the year ago period. Acquisition costs (consisting primarily of net commissions incurred) are charged to earnings over the period in which the related premiums are earned.

     Income before income taxes increased to $96.4 million in the second quarter of 2003 versus $77.5 million in the second quarter of 2002. For the six month periods, income before income taxes increased to $175.6 million in 2003 versus $144.1 million in 2002. The increase in income before income taxes in the 2003 periods versus the comparable 2002 periods resulted primarily from improved underwriting results in the 2003 periods compared to the same year ago periods and, to a much lesser extent, increased investment income generated principally from the investment of new cash flow from operating activities. Such cash is principally generated from underwriting (i.e., premiums assumed less premiums ceded, net of related commissions, net losses and loss adjustment expenses paid and operating expenses) and investment activities (principally interest and dividends received, net of related expenses).

     For a discussion of fluctuations in results by segment see SEGMENT RESULTS below.

     Income tax expenses totaled $21.2 million and $37.6 million for the three and six month periods ending June 30, 2003, respectively, compared to income tax expenses of $16.0 million and $29.7 million, respectively, for the comparable year ago periods. The effective tax rates, which represent income taxes divided by income before income taxes, were 22.0 percent and 21.4 percent for the three and six month periods ending June 30, 2003, respectively, and 20.6 percent in each of the three and six month periods ending June 30, 2002. The increased effective tax rates in the 2003 periods versus the comparable 2002 periods resulted primarily from the fact that income before income taxes is increasing at a greater rate than tax-exempt investment income year over year.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2003

     Net income for the second quarter of 2003 increased to $75.2 million, or $1.43 per common share (diluted), compared to net income of $61.5 million, or $1.16 per common share (diluted), in the 2002 second quarter. Net income for the first six months of 2003 increased to $138.0 million, or $2.62 per common share (diluted), compared to net income of $114.4 million, or $2.17 per common share (diluted), in the same prior year period. Reasons for the increases in net income between periods are as discussed above.

     In the second quarter of 2003, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.11 per common share to stockholders of record as of September 5, 2003, payable on September 12, 2003. This represents a 10 percent increase over the prior quarterly dividend.

     SEGMENT RESULTS

     Domestic - Comparing the results of each of the three and six months ended June 30, 2003 with the same prior year periods, Domestic revenues increased over the prior year due primarily to increases in net premiums written, as discussed earlier in the OPERATIONAL REVIEW. Income before income taxes in the three and six month periods ended June 30, 2003 decreased compared to the same 2002 periods due to a slight increase in loss activity (as expressed by the loss and loss adjustment expense ratio), and for the three month period only, the shift to realized net capital losses from realized net capital gains, partially offset by the benefit of a reduced underwriting expense ratio.

     International - Europe (London and Paris branches and Trans Re Zurich) - Comparing the results of each of the three and six months ended June 30, 2003 with the same prior year periods, European revenues increased compared to the prior year primarily due to increases in net premiums written in each location, with the largest increase occurring in London. These increases generally occurred in property and, to a lesser extent, specialty casualty lines. Income before income taxes for the three and six months ended June 30, 2003 increased compared to the same prior year periods due primarily to improved underwriting results and, for the six month period only, an increase in net investment income.

     International - Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches) - Comparing the results of each of the three and six months ended June 30, 2003 with the same prior year periods, International-Other revenues increased due, in large part, to increases in net premiums written, net of the change in unearned premiums, in Hong Kong and Toronto in the 2003 periods versus the comparable 2002 periods. These increases generally occurred in property lines. Income before income taxes for the three and six months ended June 30, 2003 increased compared to the same prior year periods due primarily to improved underwriting results in each location.

FINANCIAL CONDITION AND LIQUIDITY. The increase in cash and invested assets at June 30, 2003 compared to December 31, 2002 was due, in large part, to positive cash flow from operations, net unrealized appreciation of fixed maturities and equities available for sale and the impact of the weakening U.S. dollar compared to certain currencies in which TRH's investments are denominated each occurring in the first six months of 2003. Also during that period, TRH purchased certain fixed maturities which are classified as held-to-maturity and carried at amortized cost as TRH has the positive intent and ability to hold each of these securities to maturity. The duration of the fixed maturity portfolio was 5.3 years as of June 30, 2003.

     Stockholders' equity totaled $2,213.0 million at June 30, 2003, a net increase of $182.2 million from year-end 2002. The increase in stockholders' equity during 2003 is primarily composed of net income of $138.0 million and an increase in accumulated other comprehensive income of $52.5 million (see Consolidated Statements of Comprehensive Income), offset, in part, by dividends declared of $11.0 million.

     The abovementioned increase in accumulated other comprehensive income consisted of net unrealized appreciation of investments, net of income taxes, of $77.3 million, partially offset by a net unrealized currency translation loss, net of income taxes, of $24.8 million. The net unrealized appreciation of investments is composed principally of increases of $43.4 million from unrealized appreciation of fixed maturities available for sale and $33.9 million from unrealized appreciation of equities available for sale.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2003

     Market values of invested assets may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and related investments and other factors.

     Management reviews TRH's investments on a continual basis for evidence of other than temporary declines in market value and exercises its judgment in making such a determination and calculating the amount of loss recognition (as a realized net capital loss).

     In general, a security is considered a candidate for such a write-down if it meets any of the following criteria:

     o Trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time;

     o The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or,

     o In the opinion of management, it is unlikely that TRH will realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

     Once a security has been identified as potentially impaired, the amount of such impairment is determined by reference to that security's contemporaneous market price. However, the market price following a significant credit event of any issuer may be volatile after such an event. Factors such as market liquidity, hedge fund activity, sensitivity to "headline" risk, and the widening of bid/ask spreads contribute to price volatility. Because of such volatility, the market price may not be indicative of the fair value of such an investment; and consequently, not indicative of a reasonable estimate of realizable value.

     TRH has the ability to hold any security to its stated maturity. Therefore, the decision to sell reflects the judgment of management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management's judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale. (see Operational Review for a discussion of realized net capital losses resulting from write-downs of securities for other than temporary declines in market value.)

     Operating cash flow for the first six months of 2003 was $503.5 million, an increase of $198.8 million over the same 2002 period. This increase was caused largely by increased net premiums written, net of commissions, partially offset by increased paid losses. Management believes that the liquidity of TRH has not materially changed since the end of 2002. A significant portion of operating cash flow, namely, $205.2 million and $118.1 million was derived from international operations in the first six months of 2003 and 2002, respectively.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2003

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

     On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income in the second quarter and first six months of 2003 reflects stock-based compensation expenses primarily related to stock options granted in 2003. Such expenses are included in other income (deductions). The impact of adopting the recognition provisions of SFAS No. 123 was not material to net income, financial condition or cash flows. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

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

     TRH was required to apply FIN 46 to VIEs created after January 31, 2003, and to VIEs in which TRH obtained an interest after that date, beginning in the first quarter of 2003. The application of FIN 46 did not have a material effect on results of operations, financial condition or cash flows in the second quarter or first six months of 2003.

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

     Management believes that the application of FIN 46 will not have a material effect on its results of operations, financial condition or cash flows.

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

     TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first six months of 2003 and for the year ended December 31, 2002 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

     The following table presents the VaR on a combined basis and of each component of market risk for the six months ended June 30, 2003 and for the year ended December 31, 2002. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

Market Risk
(in millions)

                               2003                               2002
                --------------------------------   -----------------------------------
                 As of                                As of
                June 30,   Average   High    Low   December 31,   Average   High   Low
                --------   -------   ----   ----   ------------   -------   ----   ---
Combined          $134       $117    $134   $105       $105         $107    $118   $96
Interest rate      151        121     151    104        104          104     113    98
Equity              64         54      64     48         48           50      55    45
Currency             3          4       4      3          3            2       3     2

Part I - Item 4

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES

     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective.

Part II - Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May 15, 2003, the stockholders:

     (a) elected nine directors as follows:

                                          SHARES
           NOMINEE          SHARES FOR   WITHHELD
     --------------------   ----------   --------
     Takashi Aihara         51,536,063    156,358
     James Balog            51,536,963    155,458
     C. Fred Bergsten       50,905,209    787,212
     Maurice R. Greenberg   51,148,665    543,756
     John J. Mackowski      51,586,963    105,458
     Edward E. Matthews     51,347,843    344,578
     Robert F. Orlich       51,347,843    344,578
     Howard I. Smith        50,904,909    787,512
     Thomas R. Tizzio       51,148,665    543,756

     (b) approved, by a vote of 51,272,657 shares to 293,430 shares, with 126,334 abstentions and 689,612 shares not voting, a proposal to adopt the 2003 Stock Incentive Plan.

     (c) approved, by a vote of 51,242,676 shares to 441,026 shares, with 8,719 abstentions and 689,612 shares not voting, a proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants of Transatlantic Holdings, Inc. for 2003.

Part II - Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          See accompanying Exhibit Index.

     (b) In a Current Report on Form 8-K dated April 24, 2003, Transatlantic Holdings, Inc. reported the issuance of a press release (attached as an exhibit to that Form 8-K) on April 24, 2003 announcing its financial results for the first quarter of 2003.

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

                                         TRANSATLANTIC HOLDINGS, INC.
                                         ----------------------------
                                                (Registrant)


                                           /s/ STEVEN S. SKALICKY
                            ----------------------------------------------------
                                              Steven S. Skalicky
                             On behalf of the registrant and in his capacity as
                            Executive Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

Dated August 12, 2003

                                  EXHIBIT INDEX

Exhibit
 Number                     Description                                Location
-------                     -----------                                --------
  31.1    Certification pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002, by Robert F. Orlich,
          President and Chief Executive Officer.                  Filed herewith.

  31.2    Certification pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002, by Steven S. Skalicky,
          Executive Vice President and Chief Financial Officer.   Filed herewith.

  32.1    Certification pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002, by Robert F. Orlich, President and Chief
          Executive Officer.                                      Provided herewith.

  32.2    Certification pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002, by Steven S. Skalicky, Executive Vice
          President and Chief Financial Officer.                  Provided herewith.