Form 10-Q
period 2003-09-30
TRANSATLANTIC HOLDINGS INC
filed 2003-11-14
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________

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

                                 YES [X] NO [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2003. 52,414,844
                                        ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                             PAGE
                                                                                             ----
ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 2003 (unaudited)
             and December 31, 2002........................................................     1

          Consolidated Statements of Operations for the three and nine months
             ended September 30, 2003 and 2002 (unaudited)................................     2

          Condensed Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2003 and 2002 (unaudited)................................     3

          Consolidated Statements of Comprehensive Income for the three and
             nine months ended September 30, 2003 and 2002 (unaudited)....................     4

          Notes to Condensed Consolidated Financial Statements (unaudited)................     5

Cautionary Statement Regarding Forward-Looking Information................................    11

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results
             of Operations................................................................    12

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk......................    20

ITEM 4.   Controls and Procedures.........................................................    21

                           PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K................................................    22

Signatures................................................................................    22

Exhibit Index.............................................................................    23

Part I - Item 1

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2003 and December 31, 2002

                                                                                       (Unaudited)
                                                                                           2003         2002
                                                                                       -----------   ----------
                                                                                  (in thousands, except share data)
                                     ASSETS
Investments and cash:
   Fixed maturities:
      Held to maturity, at amortized cost (market value: 2003-$537,192)                $  533,922    $       --
      Available for sale, at market value (amortized cost: 2003-$4,389,258;
         2002-$4,181,354) (pledged, at market value: 2003-$277,696;
         2002-$327,305)                                                                 4,581,246     4,361,489

   Equities:
      Common stocks available for sale, at market value (cost: 2003-$486,388;
         2002-$477,738) (pledged, at market value: 2003-$36,294; 2002-$13,421)            500,368       433,670
      Nonredeemable preferred stocks available for sale, at market value
         (cost: 2003-$29,310; 2002-$26,205)                                                29,102        26,199
   Other invested assets                                                                  223,978       278,311
   Short-term investment of funds received under securities loan agreements               320,585       347,647
   Short-term investments, at cost which approximates market value                         15,839        12,812
   Cash and cash equivalents                                                              186,074       127,402
                                                                                       ----------    ----------
         Total investments and cash                                                     6,391,114     5,587,530
Accrued investment income                                                                 105,485        80,658
Premium balances receivable, net                                                          445,363       350,214
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
   Affiliates                                                                             201,296       191,704
   Other                                                                                  666,789       625,884
Deferred acquisition costs                                                                169,724       132,967
Prepaid reinsurance premiums                                                               97,177        65,809
Federal income tax recoverable                                                              9,818        51,199
Deferred income taxes                                                                     157,649       170,822
Other assets                                                                               23,465        29,738
                                                                                       ----------    ----------
         Total assets                                                                  $8,267,880    $7,286,525
                                                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                             $4,508,127    $4,032,584
Unearned premiums                                                                         905,669       707,916
Reinsurance balances payable                                                              145,534       109,082
Payable under securities loan agreements                                                  320,585       347,647
Payable for securities in course of settlement                                             51,270        25,352
Other liabilities                                                                          50,158        33,177
                                                                                       ----------    ----------
         Total liabilities                                                              5,981,343     5,255,758
                                                                                       ----------    ----------

Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                 --            --
Common Stock, $1.00 par value; shares authorized: 100,000,000;
   shares issued: 2003-53,279,044; 2002-53,225,149                                         53,279        53,225
Additional paid-in capital                                                                195,129       192,141
Accumulated other comprehensive income                                                    111,381        60,644
Retained earnings                                                                       1,941,191     1,739,200
Treasury Stock, at cost; 864,200 shares of common stock                                   (14,443)      (14,443)
                                                                                       ----------    ----------
         Total stockholders' equity                                                     2,286,537     2,030,767
                                                                                       ----------    ----------
         Total liabilities and stockholders' equity                                    $8,267,880    $7,286,525
                                                                                       ==========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended      Nine Months Ended
                                                  September 30,          September 30,
                                              -------------------   -----------------------
                                                2003       2002        2003         2002
                                              --------   --------   ----------   ----------
                                                  (in thousands, except per share data)
Revenues:
   Net premiums written                       $901,255   $687,207   $2,472,186   $1,842,788
   Increase in net unearned premiums           (37,596)   (49,861)    (153,597)     (97,611)
                                              --------   --------   ----------   ----------

   Net premiums earned                         863,659    637,346    2,318,589    1,745,177
   Net investment income                        68,489     63,476      201,584      189,862
   Realized net capital gains                    5,501      1,915        6,770          369
                                              --------   --------   ----------   ----------

                                               937,649    702,737    2,526,943    1,935,408
                                              --------   --------   ----------   ----------

Expenses:
   Net losses and loss adjustment expenses     602,523    458,092    1,624,713    1,256,909
   Net commissions                             221,362    165,973      608,307      440,453
   Other operating expenses                     16,566     13,818       47,802       40,720
   Increase in deferred acquisition costs       (8,985)   (11,938)     (36,758)     (23,552)
                                              --------   --------   ----------   ----------

                                               831,466    625,945    2,244,064    1,714,530
                                              --------   --------   ----------   ----------

Operating income                               106,183     76,792      282,879      220,878
Other deductions                                  (752)      (260)      (1,846)        (223)
                                              --------   --------   ----------   ----------

Income before income taxes                     105,431     76,532      281,033      220,655
Income taxes                                    24,651     15,261       62,247       44,952
                                              --------   --------   ----------   ----------
Net income                                    $ 80,780   $ 61,271   $  218,786   $  175,703
                                              ========   ========   ==========   ==========

Net income per common share:
   Basic                                      $   1.54   $   1.17   $     4.18   $     3.36
   Diluted                                        1.53       1.16         4.15         3.33

Dividends per common share                       0.110      0.100        0.320        0.296

Weighted average common shares outstanding:
   Basic                                        52,414     52,305       52,396       52,289
   Diluted                                      52,776     52,725       52,734       52,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                         -------------------------
                                                                             2003          2002
                                                                         -----------   -----------
                                                                               (in thousands)
Net cash provided by operating activities                                $   681,680   $   435,745
                                                                         -----------   -----------

Cash flows from investing activities:
   Proceeds of fixed maturities available for sale sold                      611,218       822,772
   Proceeds of fixed maturities available for sale redeemed or matured       291,871       282,602
   Proceeds of equities sold                                                 444,050       476,862
   Purchase of fixed maturities held to maturity                            (534,727)           --
   Purchase of fixed maturities available for sale                        (1,046,615)   (1,404,736)
   Purchase of equities                                                     (470,646)     (522,785)
   Net sale (purchase) of other invested assets                               63,105      (344,281)
   Net sale of short-term investment of funds received under
      securities loan agreements                                              27,062        65,101
   Net sale (purchase) of short-term investments                               1,982        (8,339)
   Change in other liabilities for securities in course of settlement         25,918       267,385
   Other, net                                                                  1,156        14,875
                                                                         -----------   -----------
      Net cash used in investing activities                                 (585,626)     (350,544)
                                                                         -----------   -----------
Cash flows from financing activities:
   Net funds disbursed under securities loan agreements                      (27,062)      (65,101)
   Dividends to stockholders                                                 (16,244)      (15,270)
   Proceeds from common stock issued                                           2,417         1,795
   Other                                                                          --        (1,739)
                                                                         -----------   -----------
      Net cash used in financing activities                                  (40,889)      (80,315)
                                                                         -----------   -----------
Effect of exchange rate changes on cash and cash equivalents                   3,507         4,962
                                                                         -----------   -----------
      Change in cash and cash equivalents                                     58,672         9,848
Cash and cash equivalents, beginning of period                               127,402       124,214
                                                                         -----------   -----------
      Cash and cash equivalents, end of period                           $   186,074   $   134,062
                                                                         ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                 Three Months Ended    Nine Months Ended
                                                                   September 30,         September 30,
                                                                -------------------   -------------------
                                                                  2003       2002       2003       2002
                                                                --------   --------   --------   --------
                                                                              (in thousands)
Net income                                                      $ 80,780   $ 61,271   $218,786   $175,703
                                                                --------   --------   --------   --------

Other comprehensive (loss) income:
   Net unrealized (depreciation) appreciation of investments:
      Net unrealized holding (losses) gains                      (43,648)    70,183     76,610     33,005
      Related income tax effect                                   15,276    (24,564)   (26,814)   (11,552)
      Reclassification adjustment for gains included in
         net income                                               (5,501)    (1,915)    (6,770)      (369)
      Related income tax effect                                    1,926        670      2,370        129
                                                                --------   --------   --------   --------
                                                                 (31,947)    44,374     45,396     21,213
                                                                --------   --------   --------   --------

   Net unrealized currency translation gain (loss)                46,434    (17,710)     8,218     16,902
   Related income tax effect                                     (16,253)     6,199     (2,877)    (5,733)
                                                                --------   --------   --------   --------
                                                                  30,181    (11,511)     5,341     11,169
                                                                --------   --------   --------   --------

Other comprehensive (loss) income                                 (1,766)    32,863     50,737     32,382
                                                                --------   --------   --------   --------

Comprehensive income                                            $ 79,014   $ 94,134   $269,523   $208,085
                                                                ========   ========   ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

     For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2002 and Form 10-Q filings for the quarters ended March 31, 2003 and June 30, 2003.

2.   Net Income Per Common Share

     Net income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,        September 30,
                                                         ------------------   -------------------
                                                           2003       2002      2003       2002
                                                          -------   -------   --------   --------
                                                           (in thousands, except per share data)
Net income (numerator)                                    $80,780   $61,271   $218,786   $175,703
                                                          =======   =======   ========   ========

Weighted average common shares outstanding
   used in the computation of net income per share:
   Average shares issued                                   53,278    53,169     53,260     53,153
   Less: Average shares in treasury                           864       864        864        864
                                                          -------   -------   --------   --------
   Average outstanding shares - basic (denominator)        52,414    52,305     52,396     52,289
   Average potential shares, principally stock options        362       420        338        492
                                                          -------   -------   --------   --------
   Average outstanding shares - diluted (denominator)      52,776    52,725     52,734     52,781
                                                          =======   =======   ========   ========
Net income per common share:
   Basic                                                  $  1.54   $  1.17   $   4.18   $   3.36
   Diluted                                                   1.53      1.16       4.15       3.33

3.   Change in Accounting Principles and Disclosure of Stock-Based Compensation

     Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accordance with that standard, TRH disclosed the pro forma impact on net income had all stock compensation cost been charged to earnings in accordance with the fair value based method prescribed in SFAS No. 123.

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123," to provide alternative methods (in addition to the prospective method already provided in SFAS No. 123) of transition for a voluntary change to the recognition provisions of SFAS No. 123, as well as to amend certain of its disclosure requirements as reflected in the table below.

     On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income in the third quarter and first nine months of 2003 reflects stock-based compensation expenses primarily related to stock options granted in 2003. Such expenses are included in other income (deductions). The impact of adopting the recognition provisions of SFAS No. 123 was not material to net income, financial condition or cash flows. Pursuant to APB No. 25, no stock-based compensation expenses were recognized in the third quarter or first nine months of 2002. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS No. 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123), TRH's net income and net income per common share (on a pro forma basis) would have been as follows:

                                                          Three Months Ended    Nine Months Ended
                                                             September 30,        September 30,
                                                          ------------------   -------------------
                                                             2003      2002      2003       2002
                                                           -------   -------   --------   --------
                                                            (in thousands, except per share data)
Net income:
   As reported                                             $80,780   $61,271   $218,786   $175,703
   Add: Stock-based employee compensation
      expense included in reported net income,
      net of related tax effects                               224        --        529         --
   Deduct: Total stock-based compensation
      expense determined under fair value based
      method for all awards, net of related tax effects       (968)     (750)    (2,773)    (2,219)
                                                           -------   -------   --------   --------
   Pro forma                                               $80,036   $60,521   $216,542   $173,484
                                                           =======   =======   ========   ========

Net income per common share:
   As reported:
      Basic                                                $  1.54   $  1.17   $   4.18   $   3.36
      Diluted                                                 1.53      1.16       4.15       3.33
   Pro forma:
      Basic                                                   1.53      1.16       4.13       3.32
      Diluted                                                 1.52      1.15       4.11       3.29

     While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in the third quarter and first nine months of 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to income, as those charges to income under the prospective method of transition will not reflect costs associated with stock compensation issued or granted prior to January 1, 2003.

4.   Reinsurance

     Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                 --------------------   -----------------------
                                   2003        2002        2003         2002
                                 --------   ---------   ----------   ----------
                                               (in thousands)
Gross premiums written           $995,811   $ 830,929   $2,761,658   $2,184,683
Reinsurance ceded                 (94,556)   (143,722)    (289,472)    (341,895)
                                 --------   ---------   ----------   ----------
Net premiums written             $901,255   $ 687,207   $2,472,186   $1,842,788
                                 ========   =========   ==========   ==========

Gross premiums earned            $960,133   $ 767,649   $2,576,693   $2,063,718
Reinsurance ceded                 (96,474)   (130,303)    (258,104)    (318,541)
                                 --------   ---------   ----------   ----------
Net premiums earned              $863,659   $ 637,346   $2,318,589   $1,745,177
                                 ========   =========   ==========   ==========

Gross incurred losses and
   loss adjustment expenses      $642,980   $ 457,499   $1,804,097   $1,366,254
Reinsurance ceded                 (40,457)        593     (179,384)    (109,345)
                                 --------   ---------   ----------   ----------
Net losses and loss
   adjustment expenses           $602,523   $ 458,092   $1,624,713   $1,256,909
                                 ========   =========   ==========   ==========

5.   Cash Dividends

     During the third quarter of 2003, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.11 per common share, or approximately $5,750,000 in the aggregate.

6.   Income Taxes

     Income taxes paid (refunded), net, in the third quarter totaled $28,948,000 and ($887,000) in 2003 and 2002, respectively. For the 2003 and 2002 nine month periods, income taxes paid, net, totaled $34,584,000 and $8,880,000, respectively. Amounts referred to in this footnote are net of recoveries of income taxes previously paid, as applicable.

7.   Segment Information

     The following tables present a summary of comparative financial data by segment:

                                           Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                          -------------------   -----------------------
                                            2003       2002        2003         2002
                                          --------   --------   ----------   ----------
                                                        (in thousands)
Domestic:

Net premiums written                      $515,986   $382,845   $1,375,625   $1,005,026
Net premiums earned                        487,343    357,247    1,280,551      954,986
Net investment income                       47,257     45,553      141,650      138,609
Revenues(1)                                538,522    404,689    1,425,160    1,094,299
Net losses and loss adjustment expenses    341,555    247,794      895,724      646,545
Underwriting expenses(2)                   136,699    107,826      368,145      281,890
Underwriting profit(3)                      16,465      7,223       39,658       38,493
Income before income taxes                  67,028     54,543      182,597      176,789

                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                          -------------------   -------------------
                                            2003       2002       2003       2002
                                          --------   --------   --------   --------
                                                        (in thousands)
International-Europe:

Net premiums written                      $303,821   $225,808   $849,559   $629,786
Net premiums earned                        283,581    216,935    796,821    610,665
Net investment income                       17,836     14,961     49,639     42,533
Revenues(1)(4)                             302,362    231,988    847,484    653,307
Net losses and loss adjustment expenses    210,279    171,642    589,505    478,848
Underwriting expenses(2)                    75,929     48,331    206,966    135,461
Underwriting profit(3)                       1,680        161     12,750      2,276
Income before income taxes(4)               20,327     15,326     63,541     45,364

                                          Three Months Ended    Nine Months Ended
                                              September 30,       September 30,
                                          ------------------   -------------------
                                            2003       2002      2003       2002
                                           -------   -------   --------   --------
                                                       (in thousands)
International-Other:

Net premiums written                       $81,448   $78,554   $247,002   $207,976
Net premiums earned                         92,735    63,164    241,217    179,526
Net investment income                        3,396     2,962     10,295      8,720
Revenues(1)                                 96,765    66,060    254,299    187,802
Net losses and loss adjustment expenses     50,689    38,656    139,484    131,516
Underwriting expenses(2)                    25,300    23,634     80,998     63,822
Underwriting profit (loss)(3)               14,048     4,017     22,117    (10,122)
Income (loss) before income taxes           18,076     6,663     34,895     (1,498)

                                           Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                          -------------------   -----------------------
                                            2003       2002        2003         2002
                                          --------   --------   ----------   ----------
                                                          (in thousands)
Consolidated:

Net premiums written                      $901,255   $687,207   $2,472,186   $1,842,788
Net premiums earned                        863,659    637,346    2,318,589    1,745,177
Net investment income                       68,489     63,476      201,584      189,862
Revenues(1)(4)                             937,649    702,737    2,526,943    1,935,408
Net losses and loss adjustment expenses    602,523    458,092    1,624,713    1,256,909
Underwriting expenses(2)                   237,928    179,791      656,109      481,173
Underwriting profit(3)                      32,193     11,401       74,525       30,647
Income before income taxes(4)              105,431     76,532      281,033      220,655

----------
(1) Net revenues from affiliates approximate $122,000 and $87,000 for the three months ended September 30, 2003 and 2002, respectively, and $418,000 and $199,000 for the nine months ended September 30, 2003 and 2002, respectively, and are included primarily in Domestic and International-Europe revenues.

(2) Underwriting expenses represent the sum of net commissions and other operating expenses.

(3) Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(4) Includes revenues from the London, England office of $172,244 and $141,494 for the three months ended September 30, 2003 and 2002, respectively, and $498,579 and $390,520 for the nine months ended September 30, 2003 and 2002, respectively.

8.   Related Party Transactions

     Approximately $139.9 million (14.0 percent) and $116.1 million (14.0 percent) in the third quarters of 2003 and 2002, respectively, and approximately $498.7 million (18.1 percent) and $270.5 million (12.4 percent) for the nine months ended September 30, 2003 and 2002, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of American International Group, Inc. (AIG). The great majority of such gross premiums written were recorded in auto liability, other liability, property and aircraft lines. Of the amounts above, $43.5 million and $34.5 million in the third quarters of 2003 and 2002, respectively, and $238.0 million and $82.1 million in the nine months ended September 30, 2003 and 2002, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH.

9.   Accounting Standard

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 requires a variable interest entity (VIE) to be consolidated by its primary beneficiary if such VIE has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary of a VIE is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities are evaluated for consolidation under existing guidance. FIN 46 also requires disclosure of significant VIEs for which a company is not the primary beneficiary.

     The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an interest was obtained after that date. The application of FIN 46 did not have a material effect on results of operations, financial condition or cash flows in the third quarter or first nine months of 2003.

     For VIEs in which a variable interest was acquired before February 1, 2003, the consolidation requirements of FIN 46 were to be applied by the primary beneficiary in the first interim or annual period beginning after June 15, 2003. However, FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," issued in October 2003, deferred application of FIN 46 for VIEs acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. For any VIE that must be consolidated under FIN 46 that was created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their "carrying" amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

     The FASB continues to re-evaluate and potentially modify many of the provisions of FIN 46. Management believes that the application of FIN 46, in its present form, will not have a material effect on TRH's results of operations, financial condition or cash flows.

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

Part I - Item 2

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2003

OPERATIONAL REVIEW

     RESULTS OF OPERATIONS. The following table presents net premiums written, net premiums earned and net investment income for the periods indicated:

                           Three Months Ended            Nine Months Ended
                              September 30,                September 30,
                        ------------------------   ----------------------------
                         2003     2002    Change     2003       2002     Change
                        ------   ------   ------   --------   --------   ------
                                         (dollars in millions)
Net premiums written    $901.3   $687.2    31.1%   $2,472.2   $1,842.8    34.2%
Net premiums earned      863.7    637.3    35.5     2,318.6    1,745.2    32.9
Net investment income     68.5     63.5     7.9       201.6      189.9     6.2

     Net premiums written for the third quarter and first nine months of 2003 significantly exceeded the comparable 2002 periods principally as a result of increases in both domestic and international treaty business. Significant growth in domestic treaty net premiums written in the third quarter of 2003 compared to the third quarter of 2002 occurred in specialty casualty (principally directors' and officers' liability, professional liability and medical malpractice) and, to a lesser extent, property lines. The increase in third quarter 2003 versus third quarter 2002 international treaty net premiums written (the majority of which emanated from European operations) was primarily caused by significant increases in property and, to a lesser extent, the auto liability line. With respect to the comparative nine month net premiums written, significant domestic treaty net premiums written increases in the 2003 period compared to the same prior year period occurred in specialty casualty (principally directors' and officers' liability, professional liability and medical malpractice) and, to a lesser extent, property lines. Significant increases in international treaty net premiums written occurred in property and, to a lesser extent, specialty casualty (principally directors' and officers' liability, professional liability and medical malpractice) lines principally from European operations. Note that the increases in international net premiums written in 2003 compared to 2002 resulted, in part, from the impact of the weakened U.S. dollar in 2003 compared to the currencies in which TRH does business. In addition, increases in net premiums written in the 2003 periods, both domestically and internationally, as compared to the same prior year periods resulted from rate increases and, to a lesser extent, increased capacity provided. Generally, reasons for increases in gross premiums written between years are similar to those for net premiums written as discussed above. However, ceded premiums written and earned were lower in the three and nine month periods ended September 30, 2003 compared to the comparable prior year periods. Such decreases were due, in part, to a reduction in ceded premiums resulting from certain domestic contracts in the specialty casualty area wherein a portion of premiums assumed under those agreements was retroceded to non-affiliates.

     International business represented 44.4 percent of worldwide net premiums written for the first nine months of 2003 compared to 45.5 percent for the respective 2002 period. On a worldwide basis, casualty lines business represented 75.3 percent of net premiums written for the first nine months of 2003 versus 78.1 percent in the comparable 2002 period. The balance represented property lines.

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

     With respect to the current market environment, rates, terms and conditions continue to be favorable with rate increases more frequently being achieved in casualty classes, particularly specialty casualty. Nevertheless, the reinsurance marketplace worldwide remains competitive, with significant additional capital having entered the market since 2001, and TRH cannot predict, with any reasonable certainty, future market conditions.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2003

     The increase in net investment income for the third quarter and first nine months of 2003 versus the comparable 2002 periods was generally due to the investment (principally in fixed maturities) of significant positive cash flow from operating activities generated in recent periods and, to a lesser extent, the impact of the weakening U.S. dollar compared to certain currencies in which TRH's net investment income is earned, offset, in part, by declining investment yields, particularly from the fixed maturity portfolio. For the three and nine month periods ending September 30, 2003, the pre-tax yields on fixed maturities were 4.5 percent and 4.6 percent, respectively, compared to 5.0 percent and 5.3 percent for the prior year three and nine month periods, respectively. The pre-tax yield on fixed maturities represents annualized pre-tax net investment income from fixed maturities for the period indicated divided by the average balance sheet carrying value of the fixed maturity portfolio for such periods. (See discussion of cash flow and investment activity under FINANCIAL CONDITION AND LIQUIDITY.)

     Pre-tax realized net capital gains totaled $5.5 million and $1.9 million for the third quarters of 2003 and 2002, respectively. For the first nine months of 2003 and 2002, pre-tax realized net capital gains totaled $6.8 million and $0.4 million, respectively. Such gains are generally the result of investment dispositions which reflect TRH's investment and tax planning strategies to maximize after-tax income.

     Pre-tax realized net capital gains include charges for write-downs related to certain of such securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. Such write-downs were insignificant in each of the third quarters of 2003 and 2002. However, for the first nine months of 2003, pre-tax realized net capital gains include charges for write-downs for other than temporary declines in market value totaling $4.5 million and $4.6 million of equities available for sale and fixed maturities available for sale, respectively, and for the first nine months of 2002 write-downs totaling $7.6 million and $1.8 million of equities available for sale and fixed maturities available for sale, respectively. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in determination of such write-downs.)

     The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                 ------------------   -----------------
                                     2003   2002         2003    2002
                                     ----   ----         ----   -----
Consolidated:
   Loss and loss adjustment
      expense ratio                  69.8   71.9         70.1    72.0
   Underwriting expense ratio        26.4   26.1         26.5    26.1
   Combined ratio                    96.2   98.0         96.6    98.1
---------------------------------------------------------------------
Domestic:
   Loss and loss adjustment
      expense ratio                  70.1   69.3         69.9    67.7
   Underwriting expense ratio        26.5   28.2         26.8    28.1
   Combined ratio                    96.6   97.5         96.7    95.8

International:
   Loss and loss adjustment
      expense ratio                  69.3   75.1         70.2    77.2
   Underwriting expense ratio        26.3   23.6         26.3    23.8
   Combined ratio                    95.6   98.7         96.5   101.0

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2003

     The combined ratio represents the sum of the ratio of net losses and loss adjustment expenses divided by net premiums earned (loss and loss adjustment expense ratio) and the ratio of the sum of net commissions and other operating expenses divided by net premiums written (underwriting expense ratio). The combined ratio and its components are presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

     The loss and loss adjustment expense ratios for consolidated TRH improved in the third quarter and first nine months of 2003 compared to the same 2002 periods principally as a result of improved loss experience in international operations in 2003. Overall, the improvements in rates, terms and conditions in recent periods have, and may continue to, benefit results for the near term, absent the impact of any unusual or unanticipated loss events. Results for the third quarters and first nine month periods of 2003 and 2002 contained no significant losses related to catastrophes occurring in those periods.

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

     The underwriting expense ratio for consolidated TRH increased in the 2003 third quarter compared to the same year ago quarter as the net commissions component increased by 0.5, offset, in part, by a decrease of 0.2 in the other operating expense component. For the comparable nine month periods, the underwriting expense ratio for 2003 increased compared to 2002 as the net commissions component increased by 0.7, offset, in part, by a decrease of 0.3 in the other operating expense component.

     The increase in deferred acquisition costs for the first nine months of 2003 exceeded the comparable prior year amount. This difference arose in the first quarter of 2003 compared to the prior year first quarter. As the increase in unearned premiums in the first nine months of 2003 was greater than such increase in the same 2002 period, a related, and larger, portion of acquisition costs was deferred in the first nine months of 2003 compared to the year ago period. Acquisition costs (consisting primarily of net commissions incurred) are charged to earnings over the period in which the related premiums are earned.

     Income before income taxes increased to $105.4 million in the third quarter of 2003 versus $76.5 million in the third quarter of 2002. For the nine month periods, income before income taxes increased to $281.0 million in 2003 versus $220.7 million in 2002. The increase in income before income taxes in the 2003 periods versus the comparable 2002 periods resulted primarily from improved underwriting results (which represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs) in the 2003 periods compared to the same year ago periods and, to a much lesser extent, increased investment income generated principally from the investment of new cash flow from operating activities. (See discussion of sources of operating cash flow under FINANCIAL CONDITION AND LIQUIDITY.)

     For a discussion of fluctuations in results by segment see SEGMENT RESULTS below.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2003

     Income tax expenses totaled $24.7 million and $62.2 million for the three and nine month periods ending September 30, 2003, respectively, compared to income tax expenses of $15.3 million and $45.0 million, respectively, for the comparable year ago periods. The effective tax rates, which represent income taxes divided by income before income taxes, were 23.4 percent and 22.1 percent for the three and nine month periods ending September 30, 2003, respectively, and 19.9 percent and 20.4 percent for the three and nine month periods ending September 30, 2002, respectively. The increased effective tax rates in the 2003 periods versus the comparable 2002 periods resulted primarily from the fact that income before income taxes is increasing at a greater rate than tax-exempt investment income year over year.

     Net income for the third quarter of 2003 increased to $80.8 million, or $1.53 per common share (diluted), compared to net income of $61.3 million, or $1.16 per common share (diluted), in the 2002 third quarter. Net income for the first nine months of 2003 increased to $218.8 million, or $4.15 per common share (diluted), compared to net income of $175.7 million, or $3.33 per common share (diluted), in the same prior year period. Reasons for the increases in net income between periods are as discussed above.

     In the third quarter of 2003, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.11 per common share to stockholders of record as of November 28, 2003, payable on December 12, 2003.

     SEGMENT RESULTS

     Domestic - Comparing the results of each of the three and nine months ended September 30, 2003 with the same prior year periods, revenues increased over the prior year due primarily to increases in net premiums written, as discussed earlier in the OPERATIONAL REVIEW. Income before income taxes in the three and nine month periods ended September 30, 2003 increased compared to the same 2002 periods due primarily to improved underwriting results (caused principally by a lower commission ratio) for the 2003 three month period and increased net investment income and realized net capital gains for the 2003 nine month period, each as compared to the same prior year period.

     International - Europe (London and Paris branches and Trans Re Zurich) - Comparing the results of each of the three and nine months ended September 30, 2003 with the same prior year periods, revenues increased compared to the prior year primarily due to significant increases in net premiums written in each location, with the largest increase occurring in London. These increases generally occurred in property and, to a lesser extent, auto liability lines. Such increases were a result, in part, of the weakening U.S. dollar compared to the currencies in which premiums were written in 2003 as compared to 2002. Income before income taxes for the three and nine months ended September 30, 2003 increased compared to the same prior year periods due primarily to improved underwriting results, that were a result of better loss experience in Paris and Trans Re Zurich, partially offset by a decline in underwriting results in London, principally due to a higher commission rate caused by a slight change in the business mix. In addition, such increases in income before income taxes for the 2003 three and nine month periods as compared to the same prior year periods were also due, in part, to an increase in net investment income in London.

     International - Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches) - Comparing the results of each of the three and nine months ended September 30, 2003 with the same prior year periods, revenues increased in the 2003 periods versus the comparable 2002 periods due to increases in net premiums written, net of the change in unearned premiums, in each location, with the largest increase occurring in Miami. These increases generally occurred in property lines. Income before income taxes for the three and nine months ended September 30, 2003 increased compared to the same prior year periods due primarily to improved underwriting results in each location.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2003

FINANCIAL CONDITION AND LIQUIDITY. The increase in cash and invested assets at September 30, 2003 compared to December 31, 2002 was due, in large part, to positive cash flow from operations, the impact of the weakening U.S. dollar compared to certain currencies in which TRH's investments are denominated and net unrealized appreciation of fixed maturities and equities available for sale, each occurring in the first nine months of 2003. Also during that period, TRH purchased certain fixed maturities which are classified as held-to-maturity and carried at amortized cost as TRH has the positive intent and ability to hold each of these securities to maturity. The duration of the fixed maturity portfolio was 5.3 years as of September 30, 2003.

     Stockholders' equity totaled $2,286.5 million at September 30, 2003, a net increase of $255.8 million from year-end 2002. The increase in stockholders' equity during 2003 is primarily composed of net income of $218.8 million and an increase in accumulated other comprehensive income of $50.7 million (see Consolidated Statements of Comprehensive Income), offset, in part, by dividends declared of $16.8 million.

     The abovementioned increase in accumulated other comprehensive income consisted of net unrealized appreciation of investments, net of income taxes, of $45.4 million and a net unrealized currency translation gain, net of income taxes, of $5.3 million. The net unrealized appreciation of investments is composed principally of increases of $7.7 million from unrealized appreciation of fixed maturities available for sale and $37.6 million from unrealized appreciation of equities available for sale.

     The amounts discussed in the immediately preceding paragraph reflect changes in accumulated other comprehensive income during the first nine months of 2003. However, in the third quarter of 2003, accumulated other comprehensive income decreased by $1.8 million. Such decrease consists of a decline in net unrealized appreciation of investments, net of income taxes, of $31.9 million offset by net unrealized currency translation gains, net of income taxes, of $30.2 million. The decline in net unrealized appreciation of investments, net of income taxes, results largely from the impact of a slight increase in interest rates on the market value of fixed maturities available for sale in the 2003 third quarter.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2003

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

     Cash provided by operating activities is generated from underwriting (i.e., premiums assumed less premiums ceded, net of related commissions, net losses and loss adjustment expenses paid and operating expenses) and investment activities (principally interest and dividends received, net of investment expenses paid). Operating cash flow for the first nine months of 2003 was $681.7 million, an increase of $245.9 million over the same 2002 period. This increase was caused largely by increased net premiums written, net of commissions, partially offset by increased paid losses and loss adjustment expenses and taxes paid. Management believes that the liquidity of TRH has not materially changed since the end of 2002. A significant portion of operating cash flow, namely, $298.1 million and $178.9 million was derived from international operations (the majority of such amounts emanating from London) in the first nine months of 2003 and 2002, respectively.

     Generally, paid losses have been increasing in more recent years as a result of a shift towards lines with shorter payment patterns and an increase in the amount of business TRH has written over the past several years. If paid losses accelerated significantly beyond TRH's ability to fund such paid losses from current operating cash flows, TRH would be compelled to liquidate a portion of its investment portfolio and/or arrange for financing. Such events that may cause such a liquidity strain could be the result of several catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold in a depressed marketplace and/or reinsurance recoverable on such paid losses became uncollectible.

     TRH's operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. See Part I-Item 3 of this Form 10-Q for a discussion of market risk.

ACCOUNTING STANDARDS

     CHANGE IN ACCOUNTING PRINCIPLES - ADOPTION OF RECOGNITION PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 123. Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with that standard, TRH disclosed the pro forma impact on net income had all stock compensation cost been charged to earnings in accordance with the fair value based method prescribed in SFAS No. 123.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2003

     On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income in the third quarter and first nine months of 2003 reflects stock-based compensation expenses primarily related to stock options granted in 2003. Such expenses are included in other income (deductions). The impact of adopting the recognition provisions of SFAS No. 123 was not material to net income, financial condition or cash flows. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

     OTHER. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123," to provide alternative methods (in addition to the prospective method already provided in SFAS No. 123) of transition for a voluntary change to the recognition provisions of SFAS No. 123, as well as to amend certain of its disclosure requirements as reflected in Note 3 of Notes to the Condensed Consolidated Financial Statements.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 requires a variable interest entity (VIE) to be consolidated by its primary beneficiary if such VIE has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary of a VIE is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities are evaluated for consolidation under existing guidance. FIN 46 also requires disclosure of significant VIEs for which a company is not the primary beneficiary.

     The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an interest was obtained after that date. The application of FIN 46 did not have a material effect on results of operations, financial condition or cash flows in the third quarter or first nine months of 2003.

     For VIEs in which a variable interest was acquired before February 1, 2003, the consolidation requirements of FIN 46 were to be applied by the primary beneficiary in the first interim or annual period beginning after June 15, 2003. However, FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," issued in October 2003, deferred application of FIN 46 for VIEs acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003. For any VIE that must be consolidated under FIN 46 that was created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their "carrying" amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

     The FASB continues to re-evaluate and potentially modify many of the provisions of FIN 46. Management believes that the application of FIN 46, in its present form, will not have a material effect on TRH's results of operations, financial condition or cash flows.

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

     TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first nine months of 2003 and for the year ended December 31, 2002 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

     The following table presents the VaR on a combined basis and of each component of market risk for the nine months ended September 30, 2003 and for the year ended December 31, 2002. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

 Market Risk
-------------
(in millions)

                                 2003                                   2002
                -------------------------------------   -----------------------------------
                    As of                                   As of
                September 30,   Average   High    Low   December 31,   Average   High   Low
                -------------------------------------   -----------------------------------
Combined             $152         $125    $152   $105       $105         $107    $118   $96
Interest rate         176          135     176    104        104          104     113    98
Equity                 71           58      71     48         48           50      55    45
Currency                4            4       4      3          3            2       3     2

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

Part II - Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          See accompanying Exhibit Index.

     (b)  Reports on Form 8-K
          During the three months ended September 30, 2003, there were no Current Reports filed on Form 8-K.

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

Dated November 13, 2003

                           EXHIBIT INDEX

Exhibit
Number                       Description                               Location
-------                      -----------                               ---------
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