Form 10-K
period 2003-12-31
TRANSATLANTIC HOLDINGS INC
filed 2004-03-15
CIK 862510

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [x]    No [ ]

    The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold, as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1,326,951,712.

    As of January 31, 2004, there were outstanding 52,500,247 shares of Common Stock, $1.00 par value, of the registrant.

                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 20, 2004 are incorporated by reference in
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.......................................   21
Item 6.   Selected Financial Data.....................................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   24
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   40
Item 8.   Financial Statements and Supplementary Data.................   41
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   69
Item 9A.  Controls and Procedures.....................................   69

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   69
Item 11.  Executive Compensation......................................   69
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................   69
Item 13.  Certain Relationships and Related Transactions..............   70
Item 14.  Principal Accountant Fees and Services......................   70

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   70

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Transatlantic Holdings, Inc. (the Company) is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (Putnam), the Company's name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company (TRC) in exchange for shares of common stock of the Company (the 'Share Exchange'). Prior to the Share Exchange, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company's outstanding common stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company's common stock in a registered public offering. As of December 31, 2003, 2002 and 2001, AIG beneficially owned approximately 60% of the Company's outstanding shares.

    The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich
(TRZ), acquired by TRC in 1996, and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on a treaty and facultative basis, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is licensed by the federal government of and seven provinces in Canada. TRC is also licensed in Japan, the United Kingdom and the Dominican Republic and is registered or authorized as a foreign reinsurer in Peru, Colombia, Argentina (where it also maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), Brazil (where it maintains a representative office in Rio de Janeiro, Transatlantic Re (Brasil) Ltda.), Chile, Mexico, Ecuador, Guatemala, Venezuela and France. In addition, TRC is licensed in the Hong Kong Special Administrative Region, People's Republic of China, and maintains a branch in Hong Kong. Also, TRC is authorized to maintain a representative office in Shanghai, People's Republic of China. TRZ is licensed as a reinsurer in Switzerland. Transatlantic Polska Sp. z o.o., a subsidiary of TRC, maintains a registered representative office in Warsaw, Poland. In addition, in 2002, TRC's representative office in Sydney, Australia obtained a license to underwrite business as an authorized branch in Australia, and presently does so. TRH's (Transatlantic Holdings, Inc. and its subsidiaries) principal lines of reinsurance include auto liability (including nonstandard risks), other liability (including directors' and officers' liability and other professional liability), medical malpractice, ocean marine and aviation, accident and health and surety and credit in the casualty lines, and fire, homeowners multiple peril and auto physical damage in the property lines. Reinsurance is provided for most major lines of insurance on both excess-of-loss and pro rata bases.

    The statutory surplus of TRC of $1,851.2 million, as of December 31, 2003, ranked TRC as the 6th largest domestic reinsurer according to statistics distributed by the Reinsurance Association of America (RAA). Although TRC and its wholly-owned subsidiary, Putnam, are separate entities, together they would have ranked as the 3rd largest domestic reinsurer based upon combined statutory net premiums written of $3,100.4 million and 4th based upon combined statutory net income of $193.2 million for the year ended December 31, 2003, according to such RAA statistics.

    TRH's website, which can be found on the Internet at http://www.transre.com, contains frequently updated information about the Company and its operations. Copies of TRH's Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be accessed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission by clicking on 'Transatlantic Holdings, Inc. Investor Information' at the Company's website and then clicking on 'SEC Filings (including Section 16 Filings -- Forms 3, 4 and 5).'

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

    Throughout this Annual Report on Form 10-K, TRH presents its operations in the way it believes will be most meaningful. TRH's net unpaid losses and loss adjustment expenses and TRH's combined ratio and its components are included herein and presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

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

GENERAL

    TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. A portion of the reinsurance written by TRH is assumed from other subsidiaries of AIG and therefore generally reflects their underwriting philosophy and diversified insurance products. Approximately $633 million (17%), $395 million (13%) and $232 million (10%) of gross premiums written by TRH in the years 2003, 2002 and 2001, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG. The great majority of such gross premiums written were recorded in auto liability, property, other liability and aircraft lines. (For a more detailed discussion of TRH's business with the AIG Group, see Relationship with the AIG Group.)

    In 2003, TRH's activities in the United States were conducted through its worldwide headquarters in New York, its office in Miami (as further discussed below) and its regional office in Chicago. All domestic treaty business is underwritten by, or under the supervision of, senior officers of TRH located in New York. TRH's headquarters in New York, the Miami office (underwriting business from Latin America and the Caribbean) and international offices in Toronto, London, Paris, Zurich, Hong Kong, Tokyo and Sydney (license obtained to operate as an authorized branch in Australia in 2002) can offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Rio de Janeiro, Warsaw and Shanghai, and maintains an exclusive arrangement with a representative agency in Johannesburg, South Africa. Business underwritten by all offices located outside the United States and by the Miami office (which underwrites business in Latin America and the Caribbean) accounted for approximately 45%, 45% and 47% of worldwide net premiums written in 2003, 2002 and 2001, respectively. (See Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) for a discussion of premium fluctuations between years and Note 15 of Notes to Consolidated Financial Statements for financial data by business segment.) One of the international offices, the London branch, had net premiums written totaling $690.1 million, $527.3 million and $409.8 million in 2003, 2002 and 2001, respectively, representing 21%, 21% and 22%, respectively, of worldwide net premiums written in each of those years. (For a discussion of certain conditions associated with international business see Regulation and Note 15 of Notes to Consolidated Financial Statements.)

    In addition, TRH holds a 40% interest in Kuwait Reinsurance Company (K.S.C.), acquired in 2000 in exchange for a $30 million contribution to the capital of that company. Kuwait Reinsurance Company provides property, casualty and life reinsurance products to clients in Middle Eastern and North African markets. TRH also has a 23% interest (acquired through an initial and subsequent investment made in 1999 and 2003, respectively, for $57 million in the aggregate) in RAM Reinsurance Company Ltd., a financial guaranty reinsurer domiciled in Bermuda.

    Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 74% of net premiums written in 2003, 74% in 2002 and 79% in 2001. As a general matter, due to the longer period of time necessary to settle casualty claims, casualty reinsurance underwriting tends to involve variables (such as those discussed in the paragraph immediately following) that are not as predictable as those in property reinsurance underwriting. The greater degree of uncertainty associated generally with casualty business as a result of these variables may produce a more volatile result over a period of time, although catastrophe-exposed property and casualty business is also subject to significant year to year volatility due to major natural and man-made disasters. 2003 and 2002 catastrophe losses did not have a material impact on those years' results. Operating results in 2001 included net pre-tax catastrophe losses of $215 million ($200 million of which represents the estimated cost of the September 11th attack) and a net pre-tax loss of $60 million for the estimated reinsurance exposure related to Enron Corporation. (See Management's Discussion.) TRH also seeks to focus on more complex risks within the casualty and property lines, and to adjust its mix of business to take advantage of market opportunities.

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

    The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated:(5)

                                                     YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------

                                       NET PREMIUMS WRITTEN             NET PREMIUMS EARNED
                                  ------------------------------   ------------------------------
                                    2003       2002       2001       2003       2002       2001
                                    ----       ----       ----       ----       ----       ----
                                                       (dollars in millions)
Casualty:
   Other liability(1)(2)(3)(4)..  $  785.7   $  483.6   $  346.9   $  709.6   $  463.0   $  335.1
   Auto liability(3)............     616.4      613.7      551.3      659.5      610.8      491.3
   Medical malpractice(2)(3)(4).     345.3      231.2      165.2      322.2      216.5      156.7
   Ocean marine and
     aviation(3)(4).............     260.3      181.8      141.3      243.9      158.2      138.9
   Surety and credit(2)(3)(4)...     123.4       96.3       86.9      129.1       97.9       86.6
   Accident and health(3)(4)....     122.7      126.3      126.5      118.4      125.4      126.9
   Other(2).....................     203.0      115.4       90.7      193.3      107.3       86.0
                                  --------   --------   --------   --------   --------   --------
      Total casualty............   2,456.8    1,848.3    1,508.8    2,376.0    1,779.1    1,421.5
                                  --------   --------   --------   --------   --------   --------

Property:
   Fire(3)(4)...................     407.8      268.4      188.5      357.8      244.6      171.5
   Homeowners multiple peril(4).     149.3      106.9       70.2      125.3       91.6       63.4
   Auto physical damage.........     118.5      110.1       47.0      119.7       98.5       49.6
   Allied lines(3)(4)...........     104.1       69.7       33.8       97.2       67.7       34.0
   Other........................     104.6       96.8       57.3       95.2       88.0       50.3
                                  --------   --------   --------   --------   --------   --------
      Total property............     884.3      651.9      396.8      795.2      590.4      368.8
                                  --------   --------   --------   --------   --------   --------
      Total.....................  $3,341.1   $2,500.2   $1,905.6   $3,171.2   $2,369.5   $1,790.3
                                  --------   --------   --------   --------   --------   --------
                                  --------   --------   --------   --------   --------   --------

                                                 YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------
                                               NET                     LOSS AND LOSS
                                         LOSSES AND LOSS            ADJUSTMENT EXPENSE
                                       ADJUSTMENT EXPENSES                 RATIO
                                  ------------------------------   ---------------------
                                    2003       2002       2001     2003    2002    2001
                                    ----       ----       ----     ----    ----    ----
                                                  (dollars in millions)
Casualty:
   Other liability(1)(2)(3)(4)..  $  600.3   $  413.7   $  127.2    84.6    89.4    37.9
   Auto liability(3)............     471.8      482.8      427.5    71.5    79.0    87.0
   Medical malpractice(2)(3)(4).     263.7      189.3      149.3    81.8    87.4    95.3
   Ocean marine and
     aviation(3)(4).............     162.2      160.4      172.0    66.5   101.4   123.9
   Surety and credit(2)(3)(4)...     129.3       98.0      130.3   100.1   100.1   150.3
   Accident and health(3)(4)....      74.6      105.1      145.0    63.1    83.8   114.3
   Other(2).....................     131.1       51.5       53.1    67.8    48.0    61.8
                                  --------   --------   --------
      Total casualty............   1,833.0    1,500.8    1,204.4    77.1    84.4    84.7
                                  --------   --------   --------
Property:
   Fire(3)(4)...................     168.7      121.3      214.8    47.2    49.6   125.2
   Homeowners multiple
    peril(4)....................      80.4       42.9       19.4    64.1    46.8    30.6
   Auto physical damage.........      77.9       62.4       27.7    65.1    63.3    55.9
   Allied lines(3)(4)...........      35.3       18.1       56.5    36.3    26.7   166.4
   Other........................      38.1       50.9       38.7    40.0    57.8    76.9
                                  --------   --------   --------
      Total property............     400.4      295.6      357.1    50.4    50.1    96.8
                                  --------   --------   --------
      Total.....................  $2,233.4   $1,796.4   $1,561.5    70.4    75.8    87.2
                                  --------   --------   --------
                                  --------   --------   --------

---------

(1) A majority of the amounts within the other liability line relates to more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability and, to a much lesser extent, environmental impairment liability.

(2) In 2003, development on reserves held at December 31, 2002 related to losses that occurred in 2002 and prior years significantly increased net losses and loss adjustment expenses in other liability, medical malpractice, surety and credit and other casualty lines. In addition, 2003 catastrophe losses did not have a significant impact on that year's results.

(3) In 2002, development on reserves held at December 31, 2001 related to losses that occurred in 2001 and prior years significantly increased net losses and loss adjustment expenses in other liability, auto liability, medical malpractice, ocean marine and aviation, surety and credit and accident and health lines and significantly decreased net losses and loss adjustment expenses in fire and allied lines. In addition, 2002 catastrophe losses did not have a significant impact on that year's results.

(4) In 2001, development on reserves held at December 31, 2000 related to losses that occurred in 2000 and prior years significantly increased net losses and loss adjustment expenses in medical malpractice, ocean marine and aviation, surety and credit and accident and health and significantly decreased net losses and loss adjustment expenses in other liability, fire, homeowners multiple peril and allied lines. In addition, net pre-tax catastrophe losses of $215 million (primarily from the September 11, 2001 terrorist attack) significantly increased net losses and loss adjustment expenses in other liability, fire and allied lines. The net pre-tax loss related to estimated reinsurance exposure from Enron Corporation of $60 million increased net losses and loss adjustment expenses primarily in the surety and credit line.

(5) See Management's Discussion for a discussion of TRH's underwriting components.

    Treaty reinsurance constitutes the great majority of TRH's business, accounting for 96%, 95% and 96% of net premiums written in 2003, 2002 and 2001, respectively.

    The following table presents certain information concerning TRH's treaty and facultative business for the periods indicated:

                                                                     TREATY
                                                         ------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                         2003(1)    2002(2)      2001
                                                         -------    -------      ----
                                                                 (in millions)
Gross premiums written.................................  $3,397.2   $2,720.5   $2,130.5
Net premiums written...................................   3,219.2    2,384.9    1,823.9
Net premiums earned....................................   3,048.7    2,258.9    1,719.6

                                                                  FACULTATIVE
                                                         ------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                         2003(1)    2002(2)      2001
                                                         -------    -------      ----
                                                                 (in millions)
Gross premiums written.................................    $240.7     $206.8     $167.4
Net premiums written...................................     121.9      115.3       81.7
Net premiums earned....................................     122.5      110.6       70.7

---------

(1) In 2003 compared to 2002, domestic treaty premiums increased significantly in specialty casualty (principally directors' and officers' liability, medical malpractice and other professional liability), property and ocean marine and aviation lines. International treaty premiums increased significantly in property, specialty casualty (principally directors' and officers' liability, other professional liability and medical malpractice) and auto liabilty lines. Facultative premiums, in 2003 compared to 2002, increased principally in other liability, auto liability and property lines. (See Management's Discussion.)

(2) In 2002 compared to 2001, domestic treaty premiums increased significantly in specialty casualty (principally directors' and officers' liability, other professional liability and medical malpractice), property, general casualty and ocean marine and aviation lines. International treaty premiums increased significantly in property, auto liability and specialty casualty (principally medical malpractice and other professional liability) lines. Facultative premiums, in 2002 compared to 2001, increased principally in property and medical malpractice lines.

TREATY REINSURANCE

    Treaty reinsurance accounted for approximately $3,397.2 million of gross premiums written and $3,219.2 million of net premiums written in 2003, approximately 75% of which resulted from casualty lines treaties, with the remainder from property lines treaties. Approximately 67% of treaty gross premiums written in 2003 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 15% of treaty gross premiums written in 2003 were attributable to other subsidiaries of AIG and were primarily written on a pro rata basis. The majority of TRH's non-AIG Group treaty premiums were also written on a pro rata basis. (See Relationship with the AIG Group.) As pro rata business is a proportional sharing of premiums and losses among ceding company and reinsurer, generally, the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business.

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

    TRH's treaty underwriting process emphasizes a team approach between TRH's underwriters, actuaries and claims staff, as appropriate. Treaties are reviewed for compliance with TRH's underwriting guidelines and objectives and most treaties are evaluated in part based upon actuarial analyses conducted by TRH. The generic actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered thereunder. TRH also frequently conducts underwriting and claims audits at the offices of a prospective ceding company before entering into major treaties, because reinsurers, including TRH, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TRH, and reinsurers in general, to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the reinsurer for the risk assumed.

    TRH offers brokers full service with large capacity for both casualty and property risks. For non-AIG Group business, TRH generally seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and represents the other participating reinsurers in negotiating price, terms and conditions. TRH believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. TRH has generally not set terms and conditions as lead underwriter with respect to treaty reinsurance purchased by other subsidiaries of AIG, although it may do so in the future. When TRH does not lead the treaty, it may still suggest changes to any aspect of the treaty. In either case, TRH may reject any treaty business offered to it by such AIG subsidiaries or others based upon its assessment of all relevant factors. Such factors include type and level of risk assumed, actuarial and underwriting judgment with respect to rate adequacy, various treaty terms, prior and anticipated loss experience (including exposure to natural and man-made (e.g., terrorist attacks) catastrophes) on the treaty, prior business experience with the ceding company, overall financial position, operating results and A.M. Best Company (Best's), Standard & Poor's (S&P) and Moody's Investors Service (Moody's) ratings of the ceding company and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

    TRH currently has approximately 3,549 treaties in effect for the current underwriting year. In 2003, no single treaty exceeded 3% of treaty gross premiums written. No ceding company accounted for more than 3% of total treaty gross premiums written in 2003 except for other subsidiaries of AIG (see Relationship with the AIG Group), and members of Lloyd's of London (Lloyd's) (which accounted for 5% of treaty gross premiums written).

    Non-U.S. treaty business accounted for approximately 43% of TRH's total net premiums written for the year ended December 31, 2003.

FACULTATIVE REINSURANCE

    During 2003, TRH wrote approximately $240.7 million of gross premiums written and $121.9 million of net premiums written of facultative reinsurance, approximately 48% of which represented casualty risks with the balance comprising property risks. The majority of facultative net premiums written in 2003 represented facultative reinsurance written on an excess-of-loss basis. Facultative coverages are generally offered for most lines of business. However, the great majority of premiums are within the medical malpractice, other liability (including directors' and officers' liability and other professional liability), fire and inland marine lines. Other underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 48% of facultative gross premiums written in 2003 were attributable to other subsidiaries of AIG. Except for such AIG subsidiaries, no single ceding company accounted for more than 3% of total facultative gross premiums written in 2003. Non-U.S. facultative business accounted for approximately 2% of TRH's total net premiums written for the year ended
December 31, 2003.

RETENTION LEVELS AND RETROCESSION ARRANGEMENTS

    TRH enters into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing gross premium writings and risk capacity without requiring additional capital.

    Under TRH's underwriting guidelines and retrocession arrangements in effect at the end of 2003, the maximum net amounts generally retained and the maximum gross capacities on a per program basis for treaty business and per risk basis for facultative business are set forth in the table below.

                                                                            MAXIMUM
                                                            MAXIMUM NET      GROSS
                                                             RETENTION     CAPACITY
                                                             ---------     --------
                                                                  (in millions)
Property:
    Treaty
        Catastrophe excess-of-loss........................     $100          $100
        Other.............................................       30            30
    Facultative...........................................       10            50
Casualty:
    Treaty
        Marine and aviation...............................       15            35
        Other.............................................       15            20
    Facultative...........................................       10            10

    TRH is exposed to multiple insured losses arising out of a single occurrence (e.g., natural or man-made catastrophe) that have the potential to accumulate to material amounts and affect multiple risks/programs and classes of business. TRH uses modeling techniques to manage certain such risks to acceptable limits, although current techniques used to estimate the exposure may not accurately predict the probability of such an event nor the extent of resulting losses. In addition, TRH may purchase retrocession protection designed to limit the amount of losses that it may incur. For 2004, TRH has purchased property catastrophe excess-of-loss reinsurance protection that management deems prudent and cost effective. TRH estimates that its probable maximum gross loss (gross PML) from any single event in any one geographic zone would approximate $470 million (before TRH's property catastrophe excess-of-loss reinsurance protection). TRH defines gross PML as its anticipated maximum loss (taking into account contract limits), before its retrocession recoveries, caused by a single catastrophic event affecting a broad contiguous area with an expected likelihood of occurrence of once in every 100 years. Based upon the above gross PML estimate, TRH would record net loss and loss adjustment expenses incurred of approximately $235 million before tax benefit, or $153 million, net of tax, in such an event, subject to other terms and conditions of the retrocessional coverages purchased by TRH. There can be no assurance that TRH will not experience losses from one or more catastrophic events that exceed, perhaps by a material amount, such gross and net amounts. Terms of the catastrophe reinsurance protections often require the purchaser to make additional payments to the reinsurer which may increase the net cost of such event to TRH. Certain of such payments represent a contractually stipulated reinstatement premium which generally restores coverage utilized to respond to the initial catastrophic loss for the remainder of the original coverage period.

    'Certified' terrorism risk, as defined in the Terrorism Risk Insurance Act
(TRIA), which was signed into law in 2002, has generally been limited or excluded from commercial lines business assumed and reinsurance coverages purchased (including property catastrophe coverages) in 2003 and TRH anticipates that it will generally continue this practice in 2004. 'Non-certified' terrorism risk, which relates to acts of terrorism not defined under TRIA (such as acts committed by domestic parties), is generally not excluded from commercial lines coverages assumed and reinsurance coverages purchased by TRH. In addition, TRH offers terrorism-specific (certified and non-certified) coverages to ceding companies on a limited basis. TRH does not purchase reinsurance protection for such coverages.

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

    As of December 31, 2003, TRH had in place approximately 200 active retrocessional arrangements for current and prior underwriting years with 372 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses and loss adjustment expenses totaled $869.9 million, including $221.7 million recoverable from affiliates. No unsecured recoverables from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH. (See Note 14 of Notes to Consolidated Financial Statements.)

MARKETING

    TRH provides property and casualty reinsurance capacity through brokers and directly to insurance and reinsurance companies in both the domestic and international markets. TRH believes its worldwide network of offices and its relationship with the AIG Group help position TRH to take advantage of market opportunities.

    Business assumed from other subsidiaries of AIG is generally obtained directly from the ceding company. No ceding company, other than such AIG subsidiaries and, in 2001 and 2000 only, Lloyd's (which accounted for 12% and 10% of TRH's 2001 and 2000 consolidated revenues, respectively), has accounted for 10% or more of TRH's consolidated revenues in any of the last five years. A significant portion of the business assumed from Lloyd's was obtained through brokers controlled by Aon Corporation (Aon) and Marsh & McLennan Companies, Inc. (Marsh), which are further discussed below.

    Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 2003, approximately 85% of TRH's non-AIG Group business was written through brokers and the balance was written directly. Also in 2003, companies controlled by Aon and Marsh, TRH's largest brokerage sources of non-AIG Group business, accounted for 16% and 13%, respectively, of TRH's consolidated revenues. In addition, Aon and Marsh accounted for 15% and 12%, respectively, of gross premiums written in 2003. TRH's largest 10 brokers accounted for non-AIG Group business aggregating approximately 57% of gross premiums written. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business.

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

    Losses and loss adjustment expenses, net of related reinsurance recoverable, are charged to income as incurred. Unpaid losses and loss adjustment expenses represent the accumulation of case reserves and IBNR. Provisions for inflation and social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of the numerous judgments which are made as to expected trends in average claim severity. Legislative changes may also affect TRH's liabilities, and evaluation of the impact of such changes is made in the reserve setting process.

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

    While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer-term nature of most reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which are subject to change without notice. TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for classes such as medical malpractice and directors' and officers' liability, which classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature, and loss cost trends that are more difficult to predict.

    Included in TRH's reserves are amounts related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984 and underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. Significant uncertainty exists as to the ultimate settlement of these liabilities since, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Additionally, loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts resulting from the September 11, 2001 terrorist attack which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress.

    During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates which are reflected in TRH's consolidated financial statements. (See Management's Discussion and Note 2(f) of Notes to Consolidated Financial Statements for further discussion.)

    The 'Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development' which follows presents the development of unpaid loss and loss adjustment expenses, net of related reinsurance recoverable, for calendar years 1993 through 2003. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $1,727.4 million as of December 31, 1994, by the end of 2003 (nine years later) $1,362.6 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,727.4 million was reestimated to be $1,560.9 million at December 31, 2003. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $126.5 million at December 31, 2003 related to December 31, 1997 net loss and loss adjustment expense reserves of $2,522.7 million, represents the cumulative amount by which net reserves for 1997 have developed favorably from 1998 through 2003.

    Each amount other than the original reserves in the following table includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1996 for $150,000 was first reserved in 1993 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1993 through 1995 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

     ANALYSIS OF CONSOLIDATED NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE
                              DEVELOPMENT(1)(2)(3)

                            1993         1994         1995         1996         1997         1998         1999         2000
                            ----         ----         ----         ----         ----         ----         ----         ----
                                                                    (in thousands)
Net unpaid losses and
 loss adjustment
 expenses,
 December 31:(4).......  $1,503,389   $1,727,380   $1,985,786   $2,383,528   $2,522,728   $2,656,103   $2,762,162   $2,614,917
Paid (cumulative) as
 of:
   One year later......     312,923      338,947      396,647      549,635      543,539      702,603      953,708      892,752
   Two years later.....     506,681      594,508      685,485      850,260    1,003,059    1,224,593    1,570,329    1,573,227
   Three years later...     681,388      797,841      855,809    1,165,437    1,339,141    1,620,068    2,050,795    2,071,480
   Four years later....     824,468      899,232    1,058,296    1,383,421    1,604,714    1,982,347    2,408,700
   Five years later....     885,415    1,033,595    1,194,900    1,557,832    1,835,665    2,213,639
   Six years later.....     986,263    1,128,240    1,314,354    1,711,075    1,972,791
   Seven years later...   1,062,295    1,215,442    1,419,415    1,800,510
   Eight years later...   1,131,457    1,296,580    1,496,704
   Nine years later....   1,197,486    1,362,571
   Ten years later.....   1,250,540
Net liability
 reestimated as of:(4)
   End of year.........   1,503,389    1,727,380    1,985,786    2,383,528    2,522,728    2,656,103    2,762,162    2,614,917
   One year later......   1,518,361    1,723,926    1,978,062    2,368,965    2,463,239    2,588,626    2,776,519    2,650,589
   Two years later.....   1,516,299    1,729,924    1,961,041    2,289,951    2,369,885    2,496,422    2,802,612    3,088,303
   Three years later...   1,522,635    1,718,844    1,885,897    2,171,127    2,265,351    2,508,278    3,158,790    3,392,021
   Four years later....   1,511,825    1,657,393    1,784,560    2,081,811    2,235,533    2,764,144    3,379,226
   Five years later....   1,468,903    1,580,256    1,725,009    2,018,452    2,342,492    2,886,020
   Six years later.....   1,418,959    1,538,160    1,671,620    2,074,034    2,396,192
   Seven years later...   1,406,154    1,500,219    1,699,810    2,106,508
   Eight years later...   1,371,337    1,523,643    1,735,987
   Nine years later....   1,392,088    1,560,903
   Ten years later.....   1,419,401
Net redundancy
 (deficiency)..........  $   83,988   $  166,477   $  249,799   $  277,020   $  126,536   $ (229,917)  $ (617,064)  $ (777,104)

                            2001         2002         2003
                            ----         ----         ----
                                    (in thousands)
Net unpaid losses and
 loss adjustment
 expenses,
 December 31:(4).......  $2,908,887   $3,257,906   $3,956,420
Paid (cumulative) as
 of:
   One year later......   1,033,574    1,057,314
   Two years later.....   1,759,047
   Three years later...
   Four years later....
   Five years later....
   Six years later.....
   Seven years later...
   Eight years later...
   Nine years later....
   Ten years later.....
Net liability
 reestimated as of:(4)
   End of year.........   2,908,887    3,257,906    3,956,420
   One year later......   3,248,013    3,580,493
   Two years later.....   3,561,876
   Three years later...
   Four years later....
   Five years later....
   Six years later.....
   Seven years later...
   Eight years later...
   Nine years later....
   Ten years later.....
Net redundancy
 (deficiency)..........  $ (652,989)  $ (322,587)

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

 (4) Represents gross liability for unpaid losses and loss adjustment expenses net of related reinsurance recoverable.

           ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
                        AND NET REESTIMATED LIABILITY(1)

                                            1993         1994         1995         1996         1997         1998         1999
                                            ----         ----         ----         ----         ----         ----         ----
                                                                              (in thousands)
End of year:
  Gross liability......................  $1,890,178   $2,167,316   $2,388,155   $2,733,055   $2,918,782   $3,116,038   $3,304,931
  Related reinsurance recoverable......     386,789      439,936      402,369      349,527      396,054      459,935      542,769
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Net liability.....................  $1,503,389   $1,727,380   $1,985,786   $2,383,528   $2,522,728   $2,656,103   $2,762,162
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
One year later:
  Gross reestimated liability..........  $1,930,343   $2,138,947   $2,326,770   $2,755,288   $2,864,610   $3,083,643   $3,369,520
  Reestimated related reinsurance
    recoverable........................     411,982      415,021      348,708      386,323      401,371      495,017      593,001
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Net reestimated liability.........  $1,518,361   $1,723,926   $1,978,062   $2,368,965   $2,463,239   $2,588,626   $2,776,519
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Two years later:
  Gross reestimated liability..........  $1,945,407   $2,091,724   $2,340,639   $2,664,858   $2,776,598   $3,033,092   $3,426,471
  Reestimated related reinsurance
    recoverable........................     429,108      361,800      379,598      374,907      406,713      536,670      623,859
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Net reestimated liability.........  $1,516,299   $1,729,924   $1,961,041   $2,289,951   $2,369,885   $2,496,422   $2,802,612
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Three years later:
  Gross reestimated liability..........  $1,894,754   $2,110,823   $2,246,095   $2,568,103   $2,701,351   $3,039,473   $3,788,866
  Reestimated related reinsurance
    recoverable........................     372,119      391,979      360,198      396,976      436,000      531,195      630,076
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Net reestimated liability.........  $1,522,635   $1,718,844   $1,885,897   $2,171,127   $2,265,351   $2,508,278   $3,158,790
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Four years later:
  Gross reestimated liability..........  $1,909,734   $2,034,135   $2,166,178   $2,497,563   $2,649,925   $3,298,599   $4,098,524
  Reestimated related reinsurance
    recoverable........................     397,909      376,742      381,618      415,752      414,392      534,455      719,298
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Net reestimated liability.........  $1,511,825   $1,657,393   $1,784,560   $2,081,811   $2,235,533   $2,764,144   $3,379,226
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Five years later:
  Gross reestimated liability..........  $1,881,933   $1,978,270   $2,120,568   $2,418,533   $2,762,480   $3,502,673
  Reestimated related reinsurance
    recoverable........................     413,030      398,014      395,559      400,081      419,988      616,653
                                         ----------   ----------   ----------   ----------   ----------   ----------
     Net reestimated liability.........  $1,468,903   $1,580,256   $1,725,009   $2,018,452   $2,342,492   $2,886,020
                                         ----------   ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------   ----------
Six years later:
  Gross reestimated liability..........  $1,854,711   $1,946,734   $2,056,681   $2,482,084   $2,887,038
  Reestimated related reinsurance
    recoverable........................     435,752      408,574      385,061      408,050      490,846
                                         ----------   ----------   ----------   ----------   ----------
     Net reestimated liability.........  $1,418,959   $1,538,160   $1,671,620   $2,074,034   $2,396,192
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------
Seven years later:
  Gross reestimated liability..........  $1,852,253   $1,899,899   $2,100,259   $2,560,633
  Reestimated related reinsurance
    recoverable........................     446,099      399,680      400,449      454,125
                                         ----------   ----------   ----------   ----------
     Net reestimated liability.........  $1,406,154   $1,500,219   $1,699,810   $2,106,508
                                         ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------
Eight years later:
  Gross reestimated liability..........  $1,808,733   $1,936,765   $2,162,015
  Reestimated related reinsurance
    recoverable........................     437,396      413,122      426,028
                                         ----------   ----------   ----------
     Net reestimated liability.........  $1,371,337   $1,523,643   $1,735,987
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------
Nine years later:
  Gross reestimated liability..........  $1,843,468   $1,993,454
  Reestimated related reinsurance
    recoverable........................     451,380      432,551
                                         ----------   ----------
     Net reestimated liability.........  $1,392,088   $1,560,903
                                         ----------   ----------
                                         ----------   ----------
Ten years later:
  Gross reestimated liability..........  $1,889,137
  Reestimated related reinsurance
    recoverable........................     469,736
                                         ----------
     Net reestimated liability.........  $1,419,401
                                         ----------
                                         ----------
Gross redundancy (deficiency) as of
December 31, 2003......................  $    1,041   $  173,862   $  226,140   $  172,422   $   31,744   $ (386,635)  $ (793,593)
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------





                                            2000         2001         2002         2003
                                            ----         ----         ----         ----
                                                          (in thousands)
End of year:
  Gross liability......................  $3,077,162   $3,747,583   $4,032,584   $4,805,498
  Related reinsurance recoverable......     462,245      838,696      774,678      849,078
                                         ----------   ----------   ----------   ----------
     Net liability.....................  $2,614,917   $2,908,887   $3,257,906   $3,956,420
                                         ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------
One year later:
  Gross reestimated liability..........  $3,126,518   $4,136,126   $4,465,908
  Reestimated related reinsurance
    recoverable........................     475,929      888,113      885,415
                                         ----------   ----------   ----------
     Net reestimated liability.........  $2,650,589   $3,248,013   $3,580,493
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------
Two years later:
  Gross reestimated liability..........  $3,565,853   $4,556,676
  Reestimated related reinsurance
    recoverable........................     477,550      994,800
                                         ----------   ----------
     Net reestimated liability.........  $3,088,303   $3,561,876
                                         ----------   ----------
                                         ----------   ----------
Three years later:
  Gross reestimated liability..........  $3,970,012
  Reestimated related reinsurance
    recoverable........................     577,991
                                         ----------
     Net reestimated liability.........  $3,392,021
                                         ----------
                                         ----------
Four years later:
  Gross reestimated liability..........
  Reestimated related reinsurance
    recoverable........................

     Net reestimated liability.........

Five years later:
  Gross reestimated liability..........
  Reestimated related reinsurance
    recoverable........................

     Net reestimated liability.........

Six years later:
  Gross reestimated liability..........
  Reestimated related reinsurance
    recoverable........................

     Net reestimated liability.........

Seven years later:
  Gross reestimated liability..........
  Reestimated related reinsurance
    recoverable........................

     Net reestimated liability.........

Eight years later:
  Gross reestimated liability..........
  Reestimated related reinsurance
    recoverable........................

     Net reestimated liability.........

Nine years later:
  Gross reestimated liability..........
  Reestimated related reinsurance
    recoverable........................

     Net reestimated liability.........

Ten years later:
  Gross reestimated liability..........
  Reestimated related reinsurance
    recoverable........................

     Net reestimated liability.........

Gross redundancy (deficiency) as of
December 31, 2003......................  $ (892,850)  $ (809,093)  $ (433,324)
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

---------

(1) This table excludes data related to TRZ for 1995 and prior years.

    The trend depicted in the latest development year in the reestimated net liability portion of the 'Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development' table and in the 'Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability' table reflects net adverse development. Net adverse development of $322.6 million was recorded in 2003 on losses occurring in prior years. (See Management's Discussion.)

    In general, the deficiencies shown in the table for years 1998 through 2002 developed principally in 2002 and 2003 and resulted largely from losses occurring between 1998 and 2000 in certain casualty lines. Such adverse development involved an unexpected increase in the frequency and severity of large claims reported in late 2002 and in 2003, as was common in the industry, related to non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice and directors' and officers' liability. (See Management's Discussion.) In addition, the majority of the redundancies shown in the table in years prior to 1998 result from favorable development of reserves in the other liability line for losses occurring from 1986 through 1994, partially offset by continued adverse development of reserves in the other liability line for losses occurring prior to 1984. Adverse development of losses occurring in the early 1980s was common throughout the industry and was caused by a number of industry and external factors which combined to drive loss frequency and severity to unexpectedly high levels.

    The length of time needed for reserves to be ultimately paid has generally been decreasing over the past ten years due, in large part, to a shift in the business mix towards lines with shorter loss payment patterns, and the higher incidence (compared to earlier years) of catastrophe losses paid in 1999, 2000, 2002 and 2003 related to events occuring prior to the year in which such payments were made.

    The following table presents a reconciliation of beginning and ending net unpaid losses and loss adjustment expense reserve balances for the years indicated. For TRH's domestic subsidiaries (TRC and Putnam), there is no difference in reserves for losses and loss adjustment expenses net of reinsurance recoverable on unpaid losses and loss adjustment expenses whether determined in accordance with accounting principles generally accepted in the United States of America or statutory accounting principles.

                           RECONCILIATION OF RESERVE
               FOR NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

                                                              2003         2002         2001
                                                              ----         ----         ----
                                                                      (in thousands)
Reserve for net unpaid losses and loss adjustment
  expenses at beginning of year(1).......................
                                                           $3,257,906   $2,908,887   $2,614,917
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses incurred in
  respect of losses occurring in:
    Current year.........................................   1,910,860    1,457,226    1,525,857
    Prior years..........................................     322,587      339,126       35,672
                                                           ----------   ----------   ----------
        Total............................................   2,233,447    1,796,352    1,561,529
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses paid in respect
  of losses occurring in:
    Current year.........................................     477,619      413,759      374,807
    Prior years..........................................   1,057,314    1,033,574      892,752
                                                           ----------   ----------   ----------
        Total............................................   1,534,933    1,447,333    1,267,559
                                                           ----------   ----------   ----------
Reserve for net unpaid losses and loss adjustment
  expenses at end of year(1).............................  $3,956,420   $3,257,906   $2,908,887
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

(1) In TRH's balance sheet and in accordance with Statement of Financial Accounting Standards (SFAS) No. 113, unpaid losses and loss adjustment expenses are presented before deduction of related reinsurance recoverable. (See Notes 2 and 5 of Notes to Consolidated Financial Statements.)

    In 2003 and 2002, each as compared to the immediate prior year, paid losses have been increasing largely as a result of a shift in the mix of business toward lines with shorter payment patterns and an increase in the amount of business TRH has written over the past several years. (See Management's Discussion for further analysis of incurred and paid loss activity.)

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

    TRH engages in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio are loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security. Such funds are held in a pooled account of the lending agent in these transactions (an AIG subsidiary) and are carried as an investment on the balance sheet (at cost, which approximates market value). A liability is recorded in an amount equal to the collateral received to recognize TRH's obligation to return such funds when the related loaned securities are returned. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as such value fluctuates. Fees received net of fees paid related to these transactions are recorded in net investment income.

    The following table reflects investment results for TRH for each of the five years in the period ended December 31, 2003.

                               INVESTMENT RESULTS

                                                                                               PRE-TAX
                                                                  PRE-TAX NET    PRE-TAX       REALIZED
                                                    AVERAGE       INVESTMENT    EFFECTIVE    NET CAPITAL
YEARS ENDED DECEMBER 31,                         INVESTMENTS(1)    INCOME(2)    YIELD(3)    GAINS (LOSSES)
------------------------                         --------------    ---------    --------    --------------
                                                                  (dollars in thousands)
2003...........................................    $6,211,294      $270,972        4.4%        $  9,942
2002...........................................     5,278,276       252,026        4.8           (5,951)
2001...........................................     4,686,234       240,083        5.1             (240)
2000...........................................     4,355,516       234,485        5.4           33,098
1999...........................................     4,322,020       230,739        5.3           82,793

                                                        (footnotes on next page)

(footnotes from previous page)

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

 (2) After investment expenses, excluding realized net capital gains (losses).

 (3) Pre-tax net investment income for the year divided by average investments for the same year.

    The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 2003:

                                                                   BREAKDOWN OF
                                                                   INVESTMENTS
                                                              ----------------------
                                                                DECEMBER 31, 2003
                                                              ----------------------
                                                                AMOUNT      PERCENT
                                                                ------      -------
                                                              (dollars in thousands)
Fixed maturities:
    Held to maturity (at amortized cost):
        Domestic and foreign municipal......................  $  622,620       9.3%
                                                              ----------     -----
    Available for sale (at market value):
        Corporate...........................................   1,058,954      15.8
        U.S. Government and government agency...............     279,498       4.2
        Foreign government..................................     141,274       2.1
        Domestic and foreign municipal......................   3,301,193      49.4
                                                              ----------     -----
                                                               4,780,919      71.5
                                                              ----------     -----
            Total fixed maturities..........................   5,403,539      80.8
                                                              ----------     -----
Equities:
    Common stocks...........................................     555,255       8.3
    Nonredeemable preferred stocks..........................      29,131       0.4
                                                              ----------     -----
            Total equities..................................     584,386       8.7
                                                              ----------     -----

Other invested assets.......................................     183,773       2.8
Short-term investment of funds received under securities
  loan agreements...........................................     485,869       7.3
Short-term investments......................................      26,711       0.4
                                                              ----------     -----
            Total investments...............................  $6,684,278     100.0%
                                                              ----------     -----
                                                              ----------     -----

    The carrying value of fixed maturities and equities available for sale are subject to significant volatility from changes in their market values. (See Management's Discussion.)

    As of December 31, 2003, the market value of the total investment portfolio was $6,696.4 million.

    The following table indicates the composition of the fixed maturity portfolio of TRH by rating as of December 31, 2003:

                                                 HELD TO     AVAILABLE
BREAKDOWN OF FIXED MATURITY PORTFOLIO BY RATING  MATURITY     FOR SALE     TOTAL
-----------------------------------------------  --------     --------     -----
Aaa............................................     6.6%        51.6%       58.2%
Aa.............................................     4.0         31.0        35.0
A..............................................     0.9          5.0         5.9
Baa............................................      --          0.3         0.3
Ba.............................................      --          0.2         0.2
B..............................................      --          0.2         0.2
Not rated......................................      --          0.2         0.2
                                                  -----        -----       -----
    Total......................................    11.5%        88.5%      100.0%
                                                  -----        -----       -----
                                                  -----        -----       -----

    At December 31, 2003, TRH had no real estate or derivative instruments. (See
Note 3 of Notes to Consolidated Financial Statements.)

    In addition, TRH's operations are exposed to market risk which could result in the loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. TRH has performed Value at Risk (VaR) analyses to estimate the maximum potential loss of fair value that could occur over a period of one month at a confidence level of 95%. (See Management's Discussion.)

COMPETITION

    The reinsurance business is highly competitive in virtually all lines. After many years of deteriorating prices and contract terms, rate increases were achieved in many lines in late 2000 and continued in 2001, further intensified after the net industry surplus drain occurring as a result of the September 11, 2001 terrorist attack.

    Market conditions for reinsurers generally continued to improve throughout 2002 and 2003 as rates increased and terms and conditions generally became more restrictive. Attracted by the improved market conditions, additional capital entered the market in late 2001 and has continued through 2003 through the formation of new companies, principally in Bermuda, and through the addition of capital to certain existing companies. The additional market capacity has spurred additional competition, most significantly in property lines, and will also likely serve to lessen the magnitude of pricing improvements in casualty lines going forward.

    Rates, terms and conditions were generally stronger in longer-tail casualty lines, particularly in certain specialty casualty classes such as medical malpractice, other professional liability and directors' and officers' liability lines due, in part, to recent elevated industry-wide loss activity (that also materially affected TRH) experienced in certain of those lines related principally to losses occurring in the late 1990s and 2000. In fact, pricing for certain property lines business has begun to be negatively influenced by the added market capacity discussed above. Overall, the impact of market improvements in recent years does not necessarily translate into ultimate pricing adequacy.

    TRH faces competition from new market entrants and from market participants that devote greater amounts of capital to the types of business written by TRH. Over the past few years, generally increased market capacity, domestic and international merger and acquisition activity, and Lloyd's, have added to competitive pressures. The ultimate impact on the market of these events is uncertain.

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

    TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH. While TRC and Putnam, on a combined basis, would rank 3rd, on the basis of statutory net premiums written for the year ended December 31, 2003, based on the RAA's survey as of that date, they are a less significant reinsurer in international reinsurance markets. TRH's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and European underwriting syndicates. Many of these competitors have been operating for substantially longer than TRH and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Although most reinsurance companies operate in the broker market, most of TRH's largest competitors also work directly with ceding companies, competing with brokers. According to the RAA, there were 29 domestic reinsurers for which results were reported in their quarterly survey as of December 31, 2003.

EMPLOYEES

    At December 31, 2003, TRH had approximately 455 employees. Approximately 220 employees were located in the New York headquarters; 40 employees were located in Chicago and Miami (serving Latin America and the Caribbean) and 195 employees were located in other international offices.

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

    TRC, TRZ and Putnam, in common with other reinsurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of reinsurance, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single contract, deposits of securities for the benefit of ceding companies, methods of accounting, periodic audits of the affairs and financial reports of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. As required by the state of New York, TRC and Putnam adopted the Codification of Statutory Accounting Principles (Codification) as of January 1, 2001 as primary guidance on statutory accounting. The cumulative effect on statutory surplus of adopting the Codification (which differed from the existing statutory guidance at that time) on January 1, 2001 was not material. The impact of adopting the Codification was not material in 2003, 2002 or 2001 to statutory net income, financial position or cash flows and is not expected to be material in the future. (See Management's Discussion.) In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders rather than security holders.

    Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized insurance companies may be identified. The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to items deemed to have more risk by the National Association of Insurance Commissioners and lower factors are applied to items that are deemed to have less risk. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control. At December 31, 2003, the statutory surpluses of TRC and Putnam each significantly exceeded the level of surplus required under RBC requirements for regulatory attention.

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

    In addition to licensing requirements, TRH's international operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment, and are subject to local economic, political and social conditions. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possibilities of tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted. In addition, TRH's results of operations and net unrealized currency translation gain or loss (a component of accumulated other comprehensive income) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. (See Note 9 of Notes to Consolidated Financial Statements.) Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

RELATIONSHIP WITH THE AIG GROUP

AIG

    AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG's primary activities include both general and life insurance operations. Other significant activities include financial services, and retirement services and asset management. AIG subsidiaries other than TRH, collectively, are one of the largest purchasers of reinsurance in the insurance industry based on premiums ceded.

CONTROL OF THE COMPANY

    As of December 31, 2003, 2002 and 2001, AIG beneficially owned approximately 60% of the Company's outstanding shares. Four of the Company's 9 current directors, including the Chairman, are current, or in the case of Mr. Matthews retired, executive officers of AIG and hold the following positions with AIG:
Mr. Greenberg is a Director and the Chairman and Chief Executive Officer; Mr. Matthews is an Honorary Director and Senior Advisor; Mr. Smith is a Director and Vice Chairman, Chief Financial Officer and Chief Administrative Officer; and, Mr. Tizzio is an Honorary Director and Senior Vice Chairman -- General Insurance.

AIG GROUP REINSURANCE

    AIG offers TRH the opportunity to participate in a significant amount of property and casualty reinsurance purchased by other subsidiaries of AIG. TRH either accepts or rejects such reinsurance offered based upon TRH's assessment of risk selection, pricing, terms and conditions. Historically, and with few exceptions, TRH has generally not set terms and conditions as lead underwriter with respect to the treaty reinsurance purchased by other subsidiaries of AIG; however, TRH may in the future set terms and conditions with respect to such business as lead underwriter and intends that the terms and conditions of any such reinsurance will be negotiated on an arms' length basis. The operating management of TRH is not employed by the AIG Group, and the Underwriting Committee of the Board of Directors of the Company, which includes directors of the Company who are not employees of the AIG Group, monitor TRH's underwriting policies.

    Approximately $633 million (17%), $395 million (13%) and $232 million (10%) of gross premiums written by TRH in the years 2003, 2002 and 2001, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG, for the production of which TRH paid ceding commissions to such AIG subsidiaries totaling approximately $167 million, $88 million and $50 million, respectively, in such years. The great majority of such gross premiums written were recorded in auto liability, property, other liability and aircraft lines. Of the premiums assumed from other subsidiaries of AIG, $294 million, $162 million and $69 million in 2003, 2002 and 2001, respectively, represent premiums resulting from certain insurance business written by other AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH, for the production of which TRH paid ceding commissions to such AIG subsidiaries totaling approximately $83 million, $31 million and $7 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group subsidiary versus non-AIG Group subsidiary business it accepts. TRH's objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results.

    TRH retroceded gross premiums written to other subsidiaries of AIG in the years 2003, 2002 and 2001 of approximately $87 million, $91 million and $114 million, respectively, and received ceding commissions of approximately $10 million, $10 million and $11 million, respectively, for the production of such business in such years. (See Note 14 of Notes to Consolidated Financial Statements.)

ITEM 2. PROPERTIES

    As of December 31, 2003, the office space of TRH's New York headquarters and its Toronto office are rented from the AIG Group, which leases it from others. The Chicago, Miami, Buenos Aires, Rio de Janeiro, London, Paris, Zurich, Warsaw, Hong Kong, Shanghai, Tokyo and Sydney offices, are rented from third parties. The lease for the office space occupied by TRH's New York headquarters expires in 2021.

ITEM 3. LEGAL PROCEEDINGS

    TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of March 10, 2004.

                                                                                       SERVED AS
                                                                                      DIRECTOR OR
                NAME                                  POSITION                 AGE   OFFICER SINCE
                ----                                  --------                 ---   -------------
Robert F. Orlich.....................  President, Chief Executive Officer      56        1990(1)
                                         and Director
Paul A. Bonny........................  Executive Vice President, President     47        1994
                                         International Operations
Robert V. Mucci......................  Executive Vice President and Chief      46        1990(1)(2)
                                         Actuary
Steven S. Skalicky...................  Executive Vice President, Chief         55        1995
                                         Financial Officer
Javier E. Vijil......................  Executive Vice President, President     51        1996
                                         Latin American Division
Gary A. Schwartz.....................  Vice President and General Counsel      43        1999(3)
Elizabeth M. Tuck....................  Secretary                               48        1991
M. R. Greenberg......................  Chairman of the Board                   78        1986
James Balog..........................  Director                                75        1988
C. Fred Bergsten.....................  Director                                62        1998
Tomio Higuchi........................  Director                                61        2003(4)
John J. Mackowski....................  Director                                78        1990
Edward E. Matthews...................  Director                                72        1986
Howard I. Smith......................  Director                                59        1994
Thomas R. Tizzio.....................  Director                                66        1990(1)

---------

(1) Prior to April 1990, such person was a director or an officer of TRC and Putnam, but not of the Company.

(2) Mr. Mucci was elected Executive Vice President and Chief Actuary of the Company in May 2003. From May 1991 to May 2003, Mr. Mucci was a Senior Vice President and Actuary of the Company.

(3) Mr. Schwartz was named Vice President and General Counsel of the Company by action of the Executive Committee in July 1999, and by election of the Board of Directors in October 1999. From March 1996 to July 1999, Mr. Schwartz was a Vice President and Director of Taxation of TRC and Putnam, but not of the Company.

(4) Mr. Higuchi was appointed as a Director of the Company by unanimous consent of its Board of Directors in August 2003. Mr. Higuchi replaced Mr. Takashi Aihara, who resigned as a Director of the Company upon his retirement as Chairman of the Board of The Nichido Fire & Marine Insurance Company, Limited.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) The following table sets forth the high and low closing sales prices per share of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape for each of the four quarters of 2003 and 2002:

                                                      2003            2002
                                                  -------------   -------------
                                                  HIGH     LOW    HIGH     LOW
                                                  ----     ---    ----     ---
First Quarter...................................  69.70   61.48   90.89   80.89
Second Quarter..................................  71.45   66.15   89.28   80.00
Third Quarter...................................  73.30   69.45   79.55   63.80
Fourth Quarter..................................  80.80   72.27   70.80   60.55

    (b) As of January 31, 2004, the approximate number of holders of Common Stock, including those whose Common Stock is held in nominee name, was 29,000.

    (c) In 2003, the Company declared a quarterly dividend of $0.10 per share of Common Stock in March and $0.11 per share of Common Stock in each of May, September and December. In 2002, the Company declared a quarterly dividend of $0.096 per share of Common Stock in March and $0.10 per share of Common Stock in each of May, September and December. The Company paid each dividend in the quarter following the date of declaration.

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

                                                        YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        2003         2002         2001         2000         1999
                                        ----         ----         ----         ----         ----
                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
    Net premiums written...........  $3,341,077   $2,500,159   $1,905,647   $1,658,579   $1,498,524
    Net premiums earned............   3,171,226    2,369,452    1,790,339    1,631,536    1,484,634
    Net investment income..........     270,972      252,026      240,083      234,485      230,739
    Realized net capital gains
      (losses).....................       9,942       (5,951)        (240)      33,098       82,793
    Revenues.......................   3,452,140    2,615,527    2,030,182    1,899,119    1,798,166
    Income (loss) before income
      taxes........................     386,674      188,320      (34,107)     267,982      236,097
    Net income.....................     303,644      169,318       18,892      211,638      187,362
PER COMMON SHARE:(1)
    Net income:
        Basic......................  $     5.79   $     3.24   $     0.36   $     4.06   $     3.60
        Diluted....................        5.75         3.21         0.36         4.03         3.58
    Cash dividends declared........        0.43         0.40         0.38         0.35         0.32
SHARE DATA:(1)
    Weighted average common shares
      outstanding:
        Basic......................      52,406       52,302       52,224       52,127       52,056
        Diluted....................      52,762       52,755       52,736       52,475       52,324
BALANCE SHEET DATA (AT YEAR END):
    Investments and cash...........  $6,867,165   $5,587,530   $5,004,431   $4,391,226   $4,333,462
    Assets.........................   8,707,758    7,286,525    6,741,303    5,522,672    5,480,198
    Unpaid losses and loss
      adjustment expenses..........   4,805,498    4,032,584    3,747,583    3,077,162    3,304,931
    Unearned premiums..............     917,355      707,916      553,734      418,621      397,783
    Stockholders' equity...........   2,376,587    2,030,767    1,846,010    1,856,365    1,642,517

---------

(1) Share and per share data have been retroactively adjusted, as appropriate, to reflect common stock splits.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Annual Report and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) officers and representatives may from time to time make, statements which may constitute 'forward-looking statements' within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as 'intends,' 'intend,' 'intended,' 'goal,' 'estimate,' 'estimates,' 'expects,' 'expect,' 'expected,' 'project,' 'projects,' 'projected,' 'projections,' 'plans,' 'anticipates,' 'anticipated,' 'should,' 'think,' 'thinks,' 'designed to,' 'foreseeable future,' 'believe,' 'believes' and 'scheduled' and similar expressions. These statements are not historical facts but instead represent only TRH's belief regarding future events and financial performance, many of which, by their nature, are inherently uncertain and outside of TRH's control. These statements may address, among other things, TRH's strategy and expectations for growth, product development, government and industry regulatory actions, market conditions, financial results and reserves, as well as the expected impact on TRH of natural and man-made (e.g., terrorist attacks) catastrophic events and political, economic, legal and social conditions. It is possible that TRH's actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH's actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions and cyclical industry conditions, credit quality, government, regulatory and accounting policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, and the uncertainties inherent in international operations, and are further discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Throughout this Annual Report on Form 10-K, Transatlantic Holdings, Inc. and its subsidiaries (TRH) presents its operations in the way it believes will be most meaningful. TRH's net unpaid losses and loss adjustment expenses and TRH's combined ratio and its components are included herein and presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

FINANCIAL STATEMENTS

    The following discussion refers to the consolidated financial statements of TRH as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and American International Group, Inc. and its subsidiaries (the AIG Group). (See Notes 10, 12 and 14 of Notes to Consolidated Financial Statements.)

EXECUTIVE OVERVIEW

    The operations of Transatlantic Holdings, Inc. (the Company) are conducted principally by its three major operating subsidiaries -- Transatlantic Reinsurance Company (TRC), Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam) -- and managed based on its geographic segments which are presented in this Form 10-K as Domestic, International-Europe and International-Other. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis -- structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. TRH's operating strategy emphasizes product and geographic diversification as key elements in controlling its level of risk concentration. TRH also adjusts its mix of business to take advantage of market opportunities. Over time, TRH has also capitalized on market opportunities when they arise by strategically expanding operations in an existing location or opening a branch or representative office in new locations (except for the acquisition of TRZ in 1996). TRH's operations that serve international markets grow by leveraging TRH's product knowledge, worldwide resources and financial strength, typically utilizing indigenous management and staff with a thorough knowledge of local markets and product characteristics.

    In 2003, casualty lines comprised 74% of TRH's net premiums written, while property lines totaled 26%. Treaty reinsurance totaled 96% of net premiums written, with the balance representing facultative accounts. Moreover, reinsurance assumed by international offices represented 45% of net premiums written in 2003. American International Group, Inc. (AIG), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned 60% of the common stock of the Company as of December 31, 2003, 2002 and 2001.

    TRH offers reinsurance through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities. Although TRC and its wholly owned subsidiary, Putnam, are separate entities, together they would have ranked as the 3rd largest domestic reinsurer, based upon combined statutory net premiums written for the year ended December 31, 2003, based on the Reinsurance Association of America's survey as of that date.

    TRH's major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH's investments are in fixed maturity securities with an average duration of 5.3 years as of December 31, 2003. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH's revenues, income (loss) before income taxes and net income for the periods indicated:

                                                         YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                           2003                    2002                    2001
                                   ---------------------   ---------------------   ---------------------
                                                CHANGE                  Change                  Change
                                                 FROM                    From                    From
                                    AMOUNT    PRIOR YEAR    Amount    Prior Year    Amount    Prior Year
                                    ------    ----------    ------    ----------    ------    ----------
                                                           (dollars in millions)
Revenues.........................  $3,452.1      32.0%     $2,615.5      28.8%     $2,030.2       6.9%
Income (loss) before income
  taxes..........................     386.7     105.3         188.3        --         (34.1)       --
Net income.......................     303.6      79.3         169.3     796.2          18.9     (91.1)

    CONSOLIDATED RESULTS

    Revenues during the period under discussion grew significantly, principally due to increases in net premiums earned which increasingly resulted from rate increases across virtually all lines and regions in which TRH does business, as well as the greater number of favorable underwriting opportunities for global reinsurers with superior financial strength ratings and a full range of products, such as TRH. The markets in which we operate have historically been cyclical. During most of the period under discussion, the market was characterized by declining capacity in certain classes and rating downgrades of many major reinsurers. These occurrences generally resulted from years of rate declines, high levels of industry loss activity, exacerbated by losses from the major European storms of late 1999, the tragic event of September 11, 2001, losses related to major corporate collapses such as Enron Corporation, and adverse development in 2002 and 2003 on losses occurring in 1998 through 2000 in certain specialty casualty classes such as directors' and officers' liability (included in the other liability line) and medical malpractice. These events also materially affected TRH's results in those years.

    Income before income taxes and net income improved in 2003 and 2002, each as compared to the immediately prior year, due primarily to improvements in underwriting profit (loss) in each succeeding year. Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs. Generally, rate improvements and more restrictive contract terms and conditions increasingly benefited results in each of 2003 and 2002 as compared to the immediately prior years. In addition, 2002 benefited from the absence, as compared to 2001, of significant catastrophe loss activity and losses related to Enron reinsurance exposure that impacted the 2001 year. The year 2001 included $215 million ($200 million related to September 11) of pre-tax catastrophe losses, or $139.8 million, net of tax, as well as pre-tax losses of $60 million, or $39 million, net of tax, for reinsurance exposure related to Enron Corporation. 2002 results also included the impact of a fourth quarter increase in loss reserves (totaling $100 million, or $65 million, net of tax) largely caused by an unexpected increase, late in the year, in the frequency and severity of reported losses occurring in 1998 through 2000 in certain casualty lines, reflecting industry wide trends. (See Operational Review.)

    MARKET CONDITIONS AND OUTLOOK

    For the period under discussion, the reinsurance market has been characterized by significant competition worldwide in most lines of business. In late 2000 and continuing through 2001, rate increases, which were achieved in many lines, intensified after the net industry surplus drain occurring as a result of the September 11, 2001 terrorist attack. Insurance industry estimates of losses from that attack originally ranged from $30 billion to $70 billion and made this event the most costly insured catastrophe ever. The range of expected industry loss was necessarily broad due to the unprecedented nature of this event and the many lines of business affected.

    Market conditions for reinsurers generally continued to improve throughout 2002 and 2003 as rates increased and terms and conditions generally became more restrictive. Attracted by the improved market conditions, additional capital entered the market in late 2001 and has continued through 2003 through the formation of new companies, principally in Bermuda, and through the addition of capital to certain existing companies. The additional market capacity has spurred additional competition, most significantly in property lines, and will also likely serve to lessen the magnitude of pricing improvements in casualty lines going forward.

    Rates, terms and conditions were generally stronger in longer-tail casualty lines, particularly in certain specialty casualty classes such as medical malpractice, other professional liability and directors' and officers' liability lines due, in part, to recent elevated industry-wide loss activity (that also materially affected TRH) experienced in certain of those lines related principally to losses occurring in the late 1990s and 2000. In fact, pricing for certain property lines business has begun to be negatively influenced by the added market capacity discussed above. Nevertheless, TRH believes that market conditions in most classes remain favorable. While TRH believes that conditions will continue to remain favorable in 2004, these conditions will not necessarily translate into ultimate pricing adequacy. TRH cannot predict, with any reasonable certainty, future market conditions.

    Premiums are expected to grow and result in positive operating cash flow and increased net investment income in 2004, absent any unusual loss events or other unforeseen developments. However, TRH believes that the percentage increase in net premiums written in 2004 over 2003 may be less than the 33.6% year over year increase in 2003 compared to 2002, due largely to the expected overall tempering of premium rate increases in 2004 as compared to 2003.

    Further information related to items discussed in this Executive Overview may be found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    TRH believes its most critical accounting estimates are those with respect to unpaid losses and loss adjustment expenses, net of reinsurance recoverable thereon ('loss reserves'), and deferred acquisition costs, as they require management's most significant exercise of judgment on both a quantitative and qualitative basis used in the preparation of TRH's consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation.

    The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below:

    LOSS RESERVES

    Loss cost trend factors by class of business -- These factors are used to establish expected loss and loss adjustment expense ratios for future accident years based on the projected loss and loss adjustment expense ratios with respect to prior accident years. These factors take into account, among other things, loss cost inflation, changes in amounts of jury awards, social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) and trends in court interpretations of coverages.

    Expected loss and loss adjustment expense ratio for the latest accident year by class of business -- These ratios are determined based on the significant body of knowledge that TRH has gathered with respect to current and historical loss trends by class of business. Since certain longer-tail casualty lines such as excess-of-loss medical malpractice and directors' and officers' liability tend to settle claims over an extended number of years, loss experience for recent accident years may not constitute statistically reliable data to use to project ultimate losses for current year business. Therefore, the results of more fully developed accident years modified for current trends need to be considered in the determination of these ratios.

    Loss development factors -- These factors are used to project reported losses to an ultimate amount by class of business using historical data. These too need to be modified to allow for current trends in a variety of factors such as those discussed in the paragraph above under loss cost trend factors.

    Variability of reserving practices and reporting patterns affecting premiums and losses -- These practices govern the information reported to us, which is the single most important factor used in estimating reserves, and may vary by country, class of business and ceding company and are subject to significant variability and change over time.

    Premium trends and rate sufficiency considerations -- As the various factors discussed above are used to generate a loss and loss adjustment expense ratio or factor that is often based upon premiums earned, the changing relationships of premium rates to related exposures must be factored into the analyses used to arrive at appropriate reserve estimates.

    DEFERRED ACQUISITION COSTS

    Acquisition costs, consisting primarily of net commissions incurred on business conducted through reinsurance contracts or certificates, are deferred, and then amortized over the period in which the related premiums are earned, generally one year. The evaluation of recoverability of acquisition costs to be deferred considers the expected profitability of the underlying treaties and facultative certificates which may vary materially from actual results.

OPERATIONAL REVIEW

    IMPACT OF SEPTEMBER 11TH TERRORIST ATTACK ON THE UNITED STATES

    Results for 2001 include pre-tax net losses and loss adjustment expenses of $200 million from the September 11th terrorist attack, or $130 million after tax. The pre-tax net loss estimate is comprised of gross incurred losses and loss adjustment expenses of approximately $500 million less related reinsurance ceded of approximately $300 million. The losses recorded for this event represent TRH's estimate of ultimate losses based upon information presently available. Net loss payments related to this event were not material to 2003, 2002 or 2001 operating cash flow.

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

    The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

                                                         YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                           2003                    2002                    2001
                                   ---------------------   ---------------------   ---------------------
                                                CHANGE                  Change                  Change
                                                 FROM                    From                    From
                                    AMOUNT    PRIOR YEAR    Amount    Prior Year    Amount    Prior Year
                                    ------    ----------    ------    ----------    ------    ----------
                                                           (dollars in millions)
Net premiums written.............  $3,341.1      33.6%     $2,500.2      31.2%     $1,905.6      14.9%
Net premiums earned..............   3,171.2      33.8       2,369.5      32.3       1,790.3       9.7
Net investment income............     271.0       7.5         252.0       5.0         240.1       2.4

    The increase in net premiums written in 2003 compared to 2002 resulted from rate increases and, to a lesser extent, increased coverage provided, as well as the impact of the weakened U.S. dollar in 2003 compared to the currencies in which TRH does business, particularly in TRH's European locations. In 2002 compared to 2001, the net premiums written increase resulted from significant rate increases and, to a lesser extent, increased coverage provided. In 2003 and 2002, as compared to the immediately prior years, premium increases were primarily from treaty business. On a worldwide basis, casualty lines business represented 73.5% of net premiums written in 2003 versus 73.9% and 79.2% in 2002 and 2001, respectively. The balance represented property lines. Treaty business represented 96.4% of net premiums written in 2003 versus 95.4% in 2002 and 95.7% in 2001. The balance represented facultative accounts.

    Of the total increase in net premiums written in 2003 compared to 2002, domestic net premiums written increased by $478.2 million, or 35.1%, to $1,840.8 million, due principally to the above mentioned rate increases and overall improved market conditions, with significant increases in net premiums written recorded in specialty casualty (principally directors' and officers' liability, medical malpractice and other professional liability), property and ocean marine and aviation lines. The increase in net premiums written in property lines is due, in part, to a reduction in property quota share retrocession coverage purchased.

    Net premiums written by international offices increased in 2003 by $362.7 million, or 31.9%, over the prior year, to $1,500.3 million. All of the international offices recorded increases in net premiums written, led by London, TRZ and Paris. International net premiums written increased significantly in property, specialty casualty (principally directors' and officers' liability, other professional liability and medical malpractice) and auto liability lines. Note that increases in international net premiums written resulted, in part, from the impact of the weakened U.S. dollar in 2003 compared to the currencies in which TRH does business. International business represented 44.9% of 2003 net premiums written compared to 45.5% in 2002.

    Of the total increase in net premiums written in 2002 compared to 2001, domestic net premiums written increased by $349.6 million, or 34.5%, to $1,362.6 million, with significant increases recorded in specialty casualty (principally directors' and officers' liability, other professional liability and medical malpractice), property, general casualty and ocean marine and aviation lines.

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

    Generally, reasons for increases in gross premiums written between years are similar to those for net premiums written. In 2003 over 2002, ceded premiums written and earned were lower primarily due to less property quota share retrocession coverage purchased in 2003 as compared to 2002 and to a reduction in ceded premiums resulting from certain domestic contracts in the specialty casualty area wherein a portion of premiums assumed under those agreements was retroceded to non-affiliates. In 2002, ceded premiums written and earned increased over 2001. Such increase was largely caused by the higher cost of reinsurance coverage and additional coverage purchased (including catastrophe coverage) in 2002 over the prior year offset, in part, by a reduction in ceded premiums written resulting from such domestic contracts in the specialty casualty area wherein a portion of premiums assumed under those agreements were retroceded to non-affiliates.

    As further discussed in Notes 12 and 14 of Notes to Consolidated Financial Statements, TRH transacts a significant amount of business assumed and ceded with other subsidiaries of AIG. TRH either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions.

    As premiums written are earned on a pro rata basis over the terms of the related coverages, the reasons for increases in net premiums earned are generally similar to the reasons for increases in net premiums written.

    Net investment income increased in 2003 and 2002, each as compared to the immediately prior year, due to the investment (principally in fixed maturities) of significant positive cash flow from operating activities generated in recent periods and, to a lesser extent, the impact of the weakening U.S.

dollar compared to certain currencies, particularly from European countries, in which TRH's net investment income is earned, offset, in part, by declining investment yields, principally from the fixed maturity portfolio. For 2003, 2002 and 2001, the pre-tax yields on fixed maturities were 4.6 percent,
5.1 percent and 5.6 percent, respectively. The pre-tax yield on fixed maturities represents pre-tax net investment income from fixed maturities for the periods indicated divided by the average balance sheet carrying value of the fixed maturity portfolio for such periods. (See cash flow discussion under Financial Condition and Liquidity.) (See Note 3 of Notes to Consolidated Financial Statements.)

    The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results, and does not include income from investments. Generally, a combined ratio under 100 indicates an underwriting profit and a combined ratio exceeding 100 indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. The combined ratio represents the sum of the loss and loss adjustment expense ratio and the underwriting expense ratio. The loss and loss adjustment expense ratio represents net losses and loss adjustment expenses divided by net premiums earned, while the underwriting expense ratio represents the sum of net commissions and other underwriting expenses expressed as a percentage of net premiums written.

    The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the years indicated:

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                        --------------------
                                                        2003   2002    2001
                                                        ----   ----    ----
Consolidated:
    Loss and loss adjustment expense ratio............  70.4    75.8    87.2
    Underwriting expense ratio........................  26.1    26.5    27.7
    Combined ratio....................................  96.5   102.3   114.9
----------------------------------------------------------------------------
Domestic:
    Loss and loss adjustment expense ratio............  70.8    73.0    86.2
    Underwriting expense ratio........................  25.8    27.6    29.7
    Combined ratio....................................  96.6   100.6   115.9

International:
    Loss and loss adjustment expense ratio............  70.0    79.2    88.3
    Underwriting expense ratio........................  26.3    25.2    25.3
    Combined ratio....................................  96.3   104.4   113.6

    There were no significant catastrophe losses occurring during 2003. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $322.6 million in 2003. As a result of greater than expected reported loss activity in 2003 indicating that TRH's estimates as of the end of 2002 of the ultimate amounts of losses occurring in 2002 and prior years required a further net increase, significant adverse development was recorded in 2003 on losses occurring between 1998 and 2000 in certain casualty lines, principally in domestic and London branch operations, as further discussed in the paragraph immediately below. Such lines included other liability (a portion of which represents certain specialty casualty classes such as directors' and officers' liability and professional liability other than medical malpractice), medical malpractice and, to a lesser extent, surety and fidelity lines. These increases to incurred losses were offset, in small part, by favorable development on losses occurring in 2001 and 2002 in fire and allied lines and, in 2002 only, in other liability lines.

    TRH writes a significant amount of non proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice and directors' and officers' liability. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss cost trends for this business such as jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependent upon the claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices are subject to change without notice. In particular, an unexpected increase in the frequency and severity of large claims beginning towards the end of 2002 and continuing into 2003 which has increased expected loss and loss adjustment expense ratio factors, reflecting industry wide trends, resulted in material adverse development in TRH's loss reserves in these years. While based on information presently available, TRH believes its loss reserves are adequate, there can be no assurance that TRH's loss reserves will not develop adversely due to the inherent volatility in loss cost trends and variability of reporting practices for these classes, among others, and materially exceed the carried reserves as of December 31, 2003.

    There were no significant catastrophe losses occurring during 2002. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $339.1 million in 2002. Of this amount, in the fourth quarter of 2002, TRH recorded an increase to net loss and loss adjustment expense reserves of $100 million ($55 million domestic and $45 million international), resulting in a $65 million after-tax charge to net income. Such net reserve increase was largely caused by the impact of losses principally occurring between 1998 and 2000 in certain casualty lines. Such lines include other liability (a portion of which represents certain specialty casualty classes such as directors' and officers' liability and professional liability other than medical malpractice), medical malpractice and surety. This fourth quarter reserve adjustment was based primarily on an unexpected increase in the frequency and severity of reported claims late in the year reflecting industry-wide trends. (See further discussion of adverse development related to these specialty classes in the preceeding paragraph). The aforementioned fourth quarter increase to net loss and loss adjustment expense reserves added 4.2 to each of the loss and loss adjustment expense and combined ratios for consolidated, domestic and international operations. In addition, as a result of greater than expected reported loss activity in 2002 indicating that TRH's estimates as of the end of 2001 of the ultimate amounts of losses occurring in 2001 and prior years required a further net increase, significant adverse development was also recorded in 2002 on losses occurring in 1998 through 2001 in the auto liability and aviation lines and in 1999 through 2001 in the accident and health line. These increases to incurred losses were partially offset by favorable development on losses occurring in 2001, principally in fire and allied lines and other liability lines.

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

    With respect to ceded incurred losses, 2003 and 2002 amounts were significantly lower than the 2001 amount due principally to the fact that 2001 amounts include ceded losses incurred related to the September terrorist attack.

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

    The underwriting expense ratio for consolidated TRH decreased in 2003 compared to 2002 due to decreases of 0.2 in each of the net commission component and the other underwriting expense component of the ratio. With respect to the net commission component, the decrease between years result from a decrease in such components related to Domestic and International-Other, offset, in part, by an increase in International-Europe, all due largely to slight changes in the mix of business between periods. With respect to the other underwriting expense component, the decreases between years are primarily due to the fact that the rates of increase in other underwriting expenses, for Domestic and International-Europe, are exceeded by the rates of increase of net premiums written for the respective periods. The underwriting expense ratio for consolidated TRH decreased in 2002 compared to 2001 due to decreases of 0.6 in each of the net commission component and the other underwriting expense component of the ratio. With respect to the net commission component, the decreases between years resulted from a decrease in such components related to Domestic and International-Other, offset, in part, by an increase in International-Europe, all due largely to slight changes in the mix of business, including amounts ceded, between periods. With respect to the other underwriting expense component, the decreases between years are due to the fact that the rates of increase in other underwriting expenses, spread through all segments, are significantly exceeded by the rates of increase of net premiums written for the respective periods.

    The increase in deferred acquisition costs for 2003 and 2002 each exceeded the respective prior year amounts. As the increase in unearned premiums in 2003 and 2002 was greater than such increase in the respective prior year, a related, and larger, portion of acquisition costs was deferred in 2003 and 2002, each as compared to the respective prior year amounts. Acquisition costs (consisting primarily of net commissions incurred) are charged to earnings over the period in which the related premiums are earned.

    Other deductions, net, generally includes expense charges of $1.1 million for stock-based compensation, in 2003 only, (see Other Matters herein for a discussion of the Change in Accounting Principle and Disclosure of Stock-Based Compensation) related to TRH's voluntary adoption of the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, as well as currency transaction gains and losses and other miscellaneous income and expense items.

    Pre-tax realized net capital gains (losses) totaled $9.9 million in 2003, ($6.0) million in 2002 and ($0.2) million in 2001. Realized capital gains and losses are generally the result of investment dispositions which reflect TRH's investment and tax planning strategies to maximize after-tax income. In addition, pre-tax realized net capital gains (losses) include charges for write-downs related to certain of such securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. In 2003, pre-tax realized net capital gains include charges for write-downs for other than temporary declines in market value totaling $6.1 million and $4.6 million of equities available for sale and fixed maturities available for sale, respectively, and for 2002, write-downs totaling $12.1 million and $1.8 million of equities available for sale and fixed maturities available for sale, respectively. There were no write-downs for other than temporary declines in market value in 2001. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions. (See discussion under Financial Condition and Liquidity for criteria used in determination of such write-downs.)

    Income (loss) before income taxes was $386.7 million in 2003, $188.3 million in 2002 and ($34.1) million in 2001. The increase in income before income taxes in 2003 compared to the prior year resulted primarily from improved underwriting profit (loss) and, to a much lesser extent, increased net investment income in 2003. The increase in income before income taxes in 2002 compared to the prior year resulted, in large part, from improved underwriting profit (loss) in 2002 compared to 2001. In particular, the loss and loss adjustment expense ratios have significantly improved in 2003 and 2002, each as compared to the immediately prior year, as further discussed above.

    Federal and foreign income tax expense (benefit) of $83.0 million, $19.0 million and ($53.0) million were recorded in 2003, 2002 and 2001, respectively. The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, filed consolidated federal income tax returns for the years under discussion, except those for 2003 which are not yet due. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will also include as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

    The effective tax rates, which represent the sum of current and deferred income taxes (benefits) divided by income (loss) before income taxes, were 21.5% in 2003, 10.1% in 2002 and 155.4% in 2001. The major adjustments reconciling the 'expected' tax expense (benefit) to actual tax expense (benefit) in each of the three years under discussion (as detailed in Note 4 of Notes to Consolidated Financial Statements) are similar in terms of their nature and relative size, except that the adjustment for tax-exempt interest has been steadily increasing as the size of the tax-exempt fixed maturity portfolio has grown in 2003 and 2002 over the respective immediately prior year.

    The increased effective tax rate in 2003 compared to 2002 resulted primarily from the fact that income before income taxes is increasing at a greater rate than tax-exempt investment income.

    In 2001, the unusual effective tax rate results from the fact that the tax benefit exceeds the amount of pre-tax loss due to the ability of TRH to reflect the current benefit of carrying its current year tax net operating loss back to prior years ($17.7 million current tax benefit) and record a deferred tax benefit for a minimum tax credit carryforward which, by law at that time, could be carried forward indefinitely. However, a change in the U.S. federal tax law in 2002 extended the net operating loss carryback period to five years for net operating losses occurring in 2001 and 2002 enabling TRH to utilize its tax net operating loss for 2001 in 2002. (See Note 4 of Notes to Consolidated Financial Statements.)

    Net income and net income per common share on a diluted basis, respectively, were as follows: 2003 -- $303.6 million, $5.75; 2002 -- $169.3 million, $3.21;
2001 -- $18.9 million, $0.36. Reasons for the changes between years are as discussed earlier. Outstanding share amounts used in the 2001 net income per common share calculation have been retroactively adjusted, as appropriate, to reflect the 3-for-2 common stock split paid in July 2001. (See Note 7 of Notes to Consolidated Financial Statements.)

    In the years under discussion, the after-tax impacts on net income of certain significant items discussed above in the Operational Review are as follows: 2002 -- fourth quarter increase in net loss and loss adjustment expense reserves -- $65.0 million; 2001 -- catastrophe losses -- $139.8 million (including $130.0 million related to the terrorist attack); losses related to Enron reinsurance exposure -- $39.0 million.

    SEGMENT RESULTS

    (a) DOMESTIC:

    2003 compared to 2002 -- Domestic revenues increased over the prior year due primarily to increases in net premiums written for reasons discussed earlier in the Operational Review. Income before income taxes for 2003 increased compared to the prior year due primarily to improved underwriting profit (loss) caused principally by a lower net loss and loss adjustment expense ratio resulting from improving market conditions in recent years. Both years included significant adverse development of losses occurring in 1998 through 2000 in certain more volatile casualty classes as further discussed earlier under Results of Operations. Loss activity in 2002 includes a $55 million fourth quarter pre-tax charge to net losses and loss adjustment expenses related to an increase in loss reserves, comprising part of the adverse development as discussed earlier in this paragraph.

    2002 compared to 2001 -- Domestic revenues increased over the prior year due primarily to increases in net premiums earned for reasons discussed earlier in the Operational Review. Income before income taxes for 2002 far exceeded the prior year amount due to improved underwriting profit (loss) in 2002 resulting principally from reduced loss activity and, to a lesser extent, a reduction of the relationship of underwriting expenses to net premiums written, each as compared to 2001. (Also see combined ratio table earlier in Operational Review for relationships of elements of underwriting profit (loss) with net premiums written and earned.) Loss activity in 2002 includes a $55 million fourth quarter pre-tax charge to net losses and loss adjustment expenses related to an increase in loss reserves as discussed earlier in the Operational Review. 2001 loss activity includes $115 million of net pre-tax catastrophe losses (including $100 million related to September 11) and a net pre-tax loss of $60 million from estimated reinsurance exposure related to Enron Corporation.

    (b) INTERNATIONAL -- EUROPE (LONDON AND PARIS BRANCHES AND TRZ):

    2003 compared to 2002 -- European revenue increased compared to the prior year primarily due to significant increases in net premiums written in each location, with the largest increase occurring in London. These increases generally occurred in property, specialty casualty (principally directors' and officers' liability, other professional liability and medical malpractice) and auto liability lines. Such increases were a result, in part, of the weakening U.S. dollar compared to the currencies in which premiums were written in 2003 as compared to 2002. Income before income taxes for 2003 increased compared to the prior year amounts due principally to improved underwriting profit (loss) that was the result of better loss experience in each location, partially offset by a higher commission rate in London, due to a slight change in the mix of business. Such improved loss experience resulted from improving market conditions in recent years. Both years included significant adverse development from the London branch on losses occurring in 1998 through 2000 in certain more volatile casualty classes as further discussed earlier under Results of Operations. Loss activity in 2002 includes a $30 million fourth quarter pre-tax charge (related to the London branch) to net losses and loss adjustment expenses related to an increase in loss reserves, comprising part of the adverse development as discussed earlier in this paragraph.

    The significant increase in assets in 2003 as compared to 2002 is primarily due to significant operating cash flows in 2003 and, to a lesser extent, the impact of foreign exchange on investments held, as the U.S. dollar weakened during the year compared to currencies in which the investments were held.

    2002 compared to 2001 -- European revenues increased compared to the prior year primarily due to increases in net premiums earned in London and Trans Re Zurich. The majority of these increases occurred in property and auto liability lines. Income before income taxes for 2002 far exceeded the prior year amount due to improved underwriting profit (loss) in 2002 resulting principally from reduced loss activity compared to 2001. Loss activity in 2002 includes a $30 million fourth quarter pre-tax charge (related to the London branch) to net losses and loss adjustment expenses related to an increase in loss reserves as discussed earlier in the Operational Review. 2001 loss activity includes $100 million of net pre-tax catastrophe losses related to September 11 incurred primarily through the London market.

    The significant increase in assets in 2002 as compared to 2001 is primarily due to significant operating cash flows in 2002 and, to a lesser extent, the impact of foreign exchange on investments held, as the U.S. dollar weakened during the year compared to currencies in which the investments were held.

    (c) INTERNATIONAL -- OTHER (MIAMI (SERVING LATIN AMERICA AND THE CARIBBEAN), TORONTO, HONG KONG AND TOKYO BRANCHES):

    2003 compared to 2002 -- Revenues increased in 2003 versus the prior year due to increases in net premiums written, net of the change in unearned premiums, in each location. These increases generally occurred in the property lines. 2003 income before income taxes improved significantly over the loss before income taxes reported in 2002, due principally to improved loss experience in each location. Loss activity in 2002 includes a $15 million fourth quarter pre-tax charge (related to the Miami branch) to net losses and loss adjustment expenses related to an increase in loss reserves as discussed earlier in the Operational Review.

    2002 compared to 2001 -- Revenues increased in 2002 compared to 2001 due to increases in net premiums earned in each of the offices in this grouping, led by Miami and Toronto. Loss before income taxes in 2002 worsened compared to a year ago, due principally to a deterioration of underwriting profit (loss) caused by increased loss activity. Loss activity in 2002 includes a $15 million fourth quarter pre-tax charge (related to the Miami branch) to net losses and loss adjustment expenses related to an increase in loss reserves as discussed earlier in the Operational Review. The underwriting expense ratio improved in 2002 compared to the prior year.

FINANCIAL CONDITION AND LIQUIDITY

    As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 13 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) In 2003 and 2002, the Company received cash dividends from TRC of $21.9 million and $15.5 million, respectively. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

    At December 31, 2003, total investments and cash were $6,867.2 million compared to $5,587.5 million at December 31, 2002. The increase was caused, in large part, by $921.1 million of cash provided by operating activities and, to a lesser extent, the impact of a weakening U.S. dollar on investments held, principally in European currencies, and net unrealized appreciation of fixed maturities and equities available for sale during the year.

    TRH's fixed maturity investments, approximately 80.8% of total investments as of December 31, 2003, are predominantly investment grade, liquid securities, approximately 60% of which will mature in less than 10 years. Also as of that date, approximately 8.7% of total investments were in common and nonredeemable preferred stocks, approximately 2.8% of total investments were in other invested assets, including investments in partnerships, approximately 7.3% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.4% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2004 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    Activity within the fixed maturities available for sale portfolio for the years under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. In 2003, TRH purchased certain fixed maturities which are classified as held-to-maturity and carried at amortized cost as TRH has the positive intent and ability to hold each of these securities to maturity. The duration of the fixed maturity portfolio was 5.3 years as of December 31, 2003. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties (see Note 2(b) of Notes to Consolidated Financial Statements). The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $426.5 million and $48.0 million, respectively, as of December 31, 2003.

    Gross unrealized gains and losses on fixed maturities as of December 31, 2003 amounted to $211.1 million and $9.2 million, respectively.

    As of December 31, 2003, 93.2% of the fixed maturity portfolio was rated Aaa or Aa, an additional 6.2% was also rated investment grade or better, 0.4% was rated below investment grade and 0.2% was not rated. Also, as of December 31, 2003, TRH had no derivative instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

    Management reviews TRH's investments on a continual basis for evidence of other than temporary declines in market value and exercises its judgment in making such a determination and calculating the amount of loss recognition (as a realized net capital loss) resulting from investment write-downs.

    In general, a security is considered a candidate for such a write-down if it meets any of the following criteria:

    o Trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time;

    o The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or,

    o In the opinion of management, it is possible that TRH may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

    Once a security has been identified as impaired, the amount of such impairment is determined by reference to that security's contemporaneous market price.

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

    At December 31, 2003, reserves for unpaid losses and loss adjustment expenses totaled $4.81 billion, an increase of $772.9 million, or 19.2%, as compared to the prior year. Also at December 31, 2003, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $836.0 million, an increase of $74.4 million, or 9.8%, from the prior year. Of the amount of reinsurance recoverable on paid and unpaid losses and loss adjustment expenses, which totaled $869.9 million as of December 31, 2003, $652.4 million represented balances that were unsecured. Of such unsecured balances, $178.5 million was due from affiliates (which are rated AAA) and 88.3% of the remaining balance was due from companies rated A or better. (See Note 14 of Notes to Consolidated Financial Statements.) An analysis of the change in net loss reserves from year-end 2002 to year-end 2003 is included in Note 5 of Notes to Consolidated Financial Statements and reflects the impact of adverse development of losses occurring in prior years, as further discussed earlier herein under Results of Operations, as well as the impact of the weakening U.S. dollar against most foreign currencies, particularly from Europe. Both of these factors served to increase net loss reserves in 2003.

    TRH's loss reserves represent estimates of future liability and related reinsurance recoverable for losses occurring on or prior to the balance sheet date. Net losses and loss adjustment expenses are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. A provision is included for losses and loss adjustment expenses incurred but not reported
(IBNR) on the basis of past experience and other factors. The methods of making such estimates and for establishing the resulting reserves and related recoverables are continually reviewed and updated, and any adjustments resulting therefrom are reflected in income currently. Provisions for inflation and social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of numerous judgments which are made as to expected trends in average claim severity.

    The reserving process is inherently difficult and subjective, especially in view of changes in the legal and tort environment which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. Trends that have affected development of liabilities in the past may not necessarily occur or affect development to the same degree in the future. While this process is difficult for ceding companies, the inherent uncertainties of estimating reserves are even greater for the reinsurer, due primarily to the longer term nature of most reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts and the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which are subject to change without notice. In addition, loss reserves are estimated using data that include reported losses of more recent accident years of long tail casualty lines that have limited statistical credibility. During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates. (See discussion of adverse development on losses occurring in prior years under Results of Operations.)

    Additionally, loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts resulting from the September 11, 2001 terrorist attack which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress. As of December 31, 2003, unpaid loss and loss adjustment expenses, net of reinsurance recoverable, related to this event totaled
$134 million.

    Loss reserves include amounts for risks related to environmental impairment and asbestos-related illnesses totaling $75 million and $71 million at December 31, 2003 and 2002, respectively. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages.

    Because the reserving process is inherently difficult and subjective, actual net losses and loss adjustment expenses may materially differ from reserves and related reinsurance recoverables reflected in TRH's consolidated financial statements, and accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss and loss adjustment expense reserves carried at December 31, 2003 are adequate.

    For 2003, TRH's operating cash flows of $921.1 million exceeded the comparable 2002 amount of $598.0 million. The increase was caused largely by increased net premiums written, net of commissions, partially offset by increased paid losses and loss adjustment expenses and taxes paid.

    For 2002, TRH's operating cash flows of $598.0 million significantly exceeded the comparable 2001 amount of $242.1 million. The increase was caused principally by a significant increase in net premiums written, net of commissions, offset, in part, by an increase in paid losses and loss adjustment expenses, each in 2002 as compared to 2001.

    As significant losses from the September 11, 2001 terrorist attack (see Operational Review above) and Enron reinsurance exposure remain unpaid, TRH expects that payments related to these events may negatively impact cash flows in 2004 and 2005.

    Of total consolidated operating cash flows, $431.7 million, $229.2 million and $138.6 million, were derived from international operations in 2003, 2002 and 2001, respectively. More than half of such international operations cash flows was derived from London in each of such years.

    TRH believes that its balance of cash and cash equivalents of $182.9 million as of December 31, 2003 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2004 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

    Generally, paid losses have been increasing in more recent years largely as a result of a shift in the mix of business towards lines with shorter payment patterns and an increase in the amount of business TRH has written over the past several years. If paid losses accelerated significantly beyond TRH's ability to fund such paid losses from current operating cash flows, TRH would be compelled to liquidate a portion of its investment portfolio and/or arrange for financing. Such events that may cause such a liquidity strain could be the result of several catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold in a depressed marketplace and/or reinsurance recoverable on such paid losses became uncollectible.

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

    TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for 2003 and 2002 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

    The following table presents the VaR on a combined basis and of each component of market risk for 2003 and 2002. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

                                     2003                                 2002
                       --------------------------------   ------------------------------------
MARKET RISK            YEAR-END   AVERAGE   HIGH   LOW    Year-End   Average   High     Low
-----------            --------   -------   ----   ---    --------   -------   ----     ---
(in millions)
Combined.............    $171      $135     $171   $105     $105      $107     $118     $96
Interest rate........     198       148      198    104      104       104      113      98
Equity...............      73        61       73     48       48        50       55      45
Currency.............       4         4        4      3        3         2        3       2

    The increase in the VaR in 2003 as compared to 2002 is due, in general, to increased volatility in the historical market information in the years used to construct the more recent historical scenarios.

    TRH's stockholders' equity totaled $2.38 billion at December 31, 2003, an increase of $345.8 million from year-end 2002. The net increase consisted principally of net income of $303.6 million and an increase in accumulated other comprehensive income of $60.1 million, less cash dividends declared of $22.6 million.

    The increase in accumulated other comprehensive income consisted principally of the following: net unrealized appreciation of equities, net of income tax, of $67.5 million, caused principally by improved performance of equity markets worldwide over last year, net unrealized appreciation of fixed maturities available for sale, net of income tax, of $6.3 million, partially offset by net unrealized currency translation loss, net of income tax, of ($13.6) million, caused, in large part, by a weakening U.S. dollar particularly against certain European currencies.

    Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the market value of fixed maturities and equities available for sale. Market values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

    As of December 31, 2003, the amounts of payment due under specified contractual obligations are as follows:

                                                       LESS THAN                                   MORE THAN
                                              TOTAL     1 YEAR      1 - 3 YEARS     3 - 5 YEARS     5 YEARS
                                              -----     ------      -----------     -----------     -------
                                                                     (IN THOUSANDS)
Long-Term Debt.............................  $    --    $   --        $    --         $    --       $    --
Capital Lease Obligations..................       --        --             --              --            --
Operating Leases...........................   83,451     8,770         13,543          11,139        49,999
Purchase Obligations.......................       --        --             --              --            --
Other Long-Term Liabilities................       --        --             --              --            --
                                             -------    ------        -------         -------       -------
    Total..................................  $83,451    $8,770        $13,543         $11,139       $49,999
                                             -------    ------        -------         -------       -------
                                             -------    ------        -------         -------       -------

    With respect to commitments and contingent liabilities, see Note 16 of Notes to Consolidated Financial Statements.

    Risk-based capital (RBC) standards, promulgated by the National Association of Insurance Commissioners (NAIC), relate an individual company's statutory policyholders' surplus to the risk inherent in its overall operations and sets thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 2003, the statutory surpluses of TRC and Putnam each significantly exceeded the level of surplus required under RBC requirements for regulatory attention.

OTHER MATTERS

    (a) CHANGE IN ACCOUNTING PRINCIPLE AND DISCLOSURE OF STOCK-BASED
        COMPENSATION:

    Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, 'Accounting for Stock Issued to Employees' and related Interpretations, as permitted under SFAS No. 123, 'Accounting for Stock-Based Compensation.'

    In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS No. 123,' to provide alternative methods (in addition to the prospective method already provided in SFAS No. 123) of transition for a voluntary change to the recognition provisions of SFAS
No. 123, as well as to amend certain of its disclosure requirements as reflected in Note 2(i) of Notes to Consolidated Financial Statements.

    On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption of the standard. Accordingly, net income for 2003 reflects stock-based compensation expenses primarily related to stock options granted in 2003 only. Such expenses are included in the Statement of Operations as a component of other deductions, net. The impact of adopting the recognition provisions of SFAS No. 123 was not material to net income, financial condition or cash flows in 2003. Pursuant to APB No. 25, no stock-based compensation expenses were recognized in 2002 or 2001. (See Note 2(i) of Notes to Consolidated Financial Statements.)

    While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to income, as those charges to income under the prospective method of transition will not reflect costs associated with stock-based compensation issued or granted prior to January 1, 2003.

    (b) ADOPTION OF SFAS NO. 133 AND CHANGE IN CLASSIFICATION OF CERTAIN FIXED
        MATURITIES:

    SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' issued by the FASB in June 1998, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with the standard, TRH adopted its provisions on January 1, 2001 with no resulting effect on net income or cash flows.

    In accordance with the transition provisions of SFAS No. 133, as amended, TRH transferred during the first quarter of 2001 all of its fixed maturities in the held-to-maturity classification at that time (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the fixed maturities available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in net unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) was recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive Income and the Consolidated Statement of Stockholders' Equity in 2001. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold fixed maturities acquired in the future to their maturity.

    (c) OTHER ACCOUNTING STANDARDS:

    In November 2003, the FASB Emerging Issues Task Force (EITF) reached a consensus on, and the FASB ratified, a portion of EITF Issue 03-1, 'The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.' EITF Issue 03-1 addresses the meaning of the term 'other-than-temporary impairment' and its application to investments accounted for pursuant to SFAS No. 115, 'Accounting for Certain Investments in Debt and Equity Securities.' The consensus required disclosure of certain information concerning held-to-maturity and available-for-sale investments with market values that are less than their respective costs or amortized costs at the balance sheet date but for which a write-down has not been recognized. The EITF has not yet reached a consensus regarding the other issues in EITF Issue 03-1 including the recognition and measurement issues. In accordance with the consensus, TRH has provided the information required in Note 3(f) of Notes to Consolidated Financial Statements.

    In January 2003, the FASB issued, and in December 2003 revised, Interpretation No. 46 (FIN 46), 'Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.' FIN 46 requires a variable interest entity (VIE) to be consolidated by its primary beneficiary if such VIE has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary of a VIE is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities are evaluated for consolidation under existing guidance. FIN 46 also requires disclosure of significant VIEs for which a company is not the primary beneficiary.

    As originally issued in January 2003, the provisions of FIN 46 were to be applied immediately to VIEs created after January 31, 2003 and to VIEs in which an interest was obtained after that date. However, as revised by the FASB in December 2003, the provisions of FIN 46 currently are to be applied to VIEs commonly referred to as special-purpose entities in the first interim or annual period ending after December 15, 2003 and to all other types of VIEs in the first interim or annual period ending after March 15, 2004. In addition, the provisions of FIN 46 are to continue to be applied to any VIEs to which the provisions of FIN 46 were first applied before the FASB's December 2003 revision of FIN 46.

    For any VIE that must be consolidated under FIN 46 that was created before December 31, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their 'carrying' amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

    The application of FIN 46 did not have a material effect on results of operations, financial condition or cash flows in 2003, nor does TRH presently anticipate that its application will have a material effect in 2004.

    (d) IMPACT OF THE CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES (CODIFICATION):

    In 1998, the NAIC adopted the Codification as primary guidance on statutory accounting effective January 1, 2001. The Codification provides guidance for areas where previously statutory accounting had been silent and has also changed current statutory accounting in some areas. The New York Insurance Department (the state of domicile of TRC and Putnam) adopted most of the Codification guidance for implementation on January 1, 2001, but did not adopt certain key provisions including those on deferred income taxes. The cumulative effect of the implementation of Codification guidance (as adopted by the New York Insurance Department) on the statutory surplus of TRC and Putnam as of January 1, 2001 was not material. In addition, the implementation of such Codification guidance did not have a material effect on statutory net income in any of the years subsequent to adoption. In the fourth quarter of 2002, the guidance related to deferred income taxes was adopted. Accordingly, as of year-end 2003, statutory surplus of both TRC and Putnam include the impact of deferred tax assets of $90.1 million and $4.7 million, respectively. As of year-end 2002, statutory surplus of both TRC and Putnam include the impact of deferred tax assets of $88.3 million and $4.4 million, respectively, representing the cumulative benefit of adopting such provision in 2002. Statutory net income was not affected in 2002 or 2003 by the adoption of the guidance related to deferred income taxes.

    As one or both of TRC and Putnam is also licensed, accredited or otherwise permitted to serve as a reinsurer in all states and the District of Columbia in the United States, they are required to disclose the differences between implementing Codification guidance on a New York State basis and Codification guidance adopted by the NAIC in a footnote to their statutory filings. As of December 31, 2003, remaining differences between Codification and those Codification provisions adopted by the New York Insurance Department were not material to 2003 statutory surplus and net income of TRC or Putnam and were not expected to be material in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   42
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................   43
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002, and 2001.........................   44
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2003, 2002 and 2001..............   45
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................   46
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2003, 2002 and 2001..............   47
Notes to Consolidated Financial Statements..................   48

Schedules:

      I -- Summary of Investments -- Other than Investments in
          Related Parties as of December 31, 2003...................  S-1
     II -- Condensed Financial Information of Registrant as of
          December 31, 2003 and 2002 and for the years ended
          December 31, 2003, 2002 and 2001..........................  S-2
    III -- Supplementary Insurance Information as of December 31,
          2003, 2002 and 2001 and for the years then ended..........  S-5
     IV -- Reinsurance for the years ended December 31, 2003, 2002 and 2001..................................................  S-6
     VI -- Supplementary Information Concerning Property/Casualty
          Insurance Operations as of December 31, 2003, 2002 and
          2001 and for the years then ended.........................  S-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of TRANSATLANTIC HOLDINGS, INC.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' in 2001.

                                         /s/ PricewaterhouseCoopers LLP

                                             PRICEWATERHOUSECOOPERS LLP

New York, New York
February 11, 2004

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                                                 2003         2002
                                                                 ----         ----
                                                               (in thousands, except
                                                                    share data)
                           ASSETS
Investments and cash:
    Fixed maturities:
        Held to maturity, at amortized cost (market value:
          2003 -- $634,768).................................  $  622,620   $       --
        Available for sale, at market value (amortized cost:
          2003 -- $4,591,165; 2002 -- $4,181,354) (pledged,
          at market value: 2003 -- $426,536;
          2002 -- $327,305).................................   4,780,919    4,361,489
    Equities:
        Common stocks available for sale, at market value
          (cost: 2003 -- $495,378; 2002 -- $477,738)
          (pledged, at market value: 2003 -- $47,999;
          2002 -- $13,421)..................................     555,255      433,670
        Nonredeemable preferred stocks available for sale,
          at market value (cost: 2003 -- $29,310;
          2002 -- $26,205)..................................      29,131       26,199
    Other invested assets...................................     183,773      278,311
    Short-term investment of funds received under securities
      loan agreements.......................................     485,869      347,647
    Short-term investments, at cost which approximates
      market value..........................................      26,711       12,812
    Cash and cash equivalents...............................     182,887      127,402
                                                              ----------   ----------
            Total investments and cash......................   6,867,165    5,587,530
Accrued investment income...................................     103,646       80,658
Premium balances receivable, net............................     408,029      350,214
Reinsurance recoverable on paid and unpaid losses and loss
  adjustment expenses:
    Affiliates..............................................     221,686      191,704
    Other...................................................     648,227      625,884
Deferred acquisition costs..................................     173,612      132,967
Prepaid reinsurance premiums................................      75,515       65,809
Federal income tax recoverable..............................       7,503       51,199
Deferred income taxes.......................................     165,670      170,822
Other assets................................................      36,705       29,738
                                                              ----------   ----------
            Total assets....................................  $8,707,758   $7,286,525
                                                              ----------   ----------
                                                              ----------   ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses..................  $4,805,498   $4,032,584
Unearned premiums...........................................     917,355      707,916
Reinsurance balances payable................................      50,387      109,082
Payable under securities loan agreements....................     485,869      347,647
Payable for securities in course of settlement..............      13,067       25,352
Other liabilities...........................................      58,995       33,177
                                                              ----------   ----------
            Total liabilities...............................   6,331,171    5,255,758
                                                              ----------   ----------
Preferred Stock, $1.00 par value; shares authorized:
  5,000,000.................................................          --           --
Common Stock, $1.00 par value; shares authorized:
  100,000,000; shares issued: 2003 -- 53,332,678;
  2002 -- 53,225,149........................................      53,333       53,225
Additional paid-in capital..................................     196,645      192,141
Accumulated other comprehensive income......................     120,770       60,644
Retained earnings...........................................   2,020,282    1,739,200
Treasury Stock, at cost; 864,200 shares of common stock.....     (14,443)     (14,443)
                                                              ----------   ----------
            Total stockholders' equity......................   2,376,587    2,030,767
                                                              ----------   ----------
            Total liabilities and stockholders' equity......  $8,707,758   $7,286,525
                                                              ----------   ----------
                                                              ----------   ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                              2003          2002          2001
                                                              ----          ----          ----
                                                            (in thousands, except per share data)
Revenues:
    Net premiums written.................................  $3,341,077    $2,500,159    $1,905,647
    Increase in net unearned premiums....................    (169,851)     (130,707)     (115,308)
                                                           ----------    ----------    ----------
    Net premiums earned..................................   3,171,226     2,369,452     1,790,339
    Net investment income................................     270,972       252,026       240,083
    Realized net capital gains (losses)..................       9,942        (5,951)         (240)
                                                           ----------    ----------    ----------
                                                            3,452,140     2,615,527     2,030,182
                                                           ----------    ----------    ----------
Expenses:
    Net losses and loss adjustment expenses..............   2,233,447     1,796,352     1,561,529
    Net commissions......................................     804,680       607,539       474,899
    Other underwriting expenses..........................      65,525        55,040        52,063
    Increase in deferred acquisition costs...............     (40,645)      (31,821)      (24,523)
    Other deductions, net................................       2,459            97           321
                                                           ----------    ----------    ----------
                                                            3,065,466     2,427,207     2,064,289
                                                           ----------    ----------    ----------

Income (loss) before income taxes........................     386,674       188,320       (34,107)
                                                           ----------    ----------    ----------
Income taxes (benefits):
    Current..............................................     110,254        22,352       (17,089)
    Deferred.............................................     (27,224)       (3,350)      (35,910)
                                                           ----------    ----------    ----------
                                                               83,030        19,002       (52,999)
                                                           ----------    ----------    ----------
Net income...............................................  $  303,644    $  169,318    $   18,892
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

Net income per common share:
    Basic................................................  $     5.79    $     3.24    $     0.36
    Diluted..............................................        5.75          3.21          0.36

Weighted average common shares outstanding:
    Basic................................................      52,406        52,302        52,224
    Diluted..............................................      52,762        52,755        52,736

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                              2003          2002          2001
                                                              ----          ----          ----
                                                            (in thousands, except per share data)
Common Stock:
    Balance, beginning of year...........................  $   53,225    $   53,120    $   35,574
    Stock split effected as a dividend...................          --            --        17,421
    Issued under stock option and purchase plans.........         108           105           125
                                                           ----------    ----------    ----------
        Balance, end of year.............................      53,333        53,225        53,120
                                                           ----------    ----------    ----------
Additional paid-in capital:
    Balance, beginning of year...........................     192,141       189,243       202,593
    Stock split effected as a dividend...................          --            --       (17,544)
    Excess of proceeds over par value of common stock
      issued under stock option and purchase plans.......       3,464         2,898         4,194
    Other................................................       1,040            --            --
                                                           ----------    ----------    ----------
        Balance, end of year.............................     196,645       192,141       189,243
                                                           ----------    ----------    ----------
Accumulated other comprehensive income:
    Balance, beginning of year...........................      60,644        27,603        36,773
    Cumulative effect of an accounting change, net of
      income tax effect..................................          --            --        32,406
    Other net change for year............................      92,501        50,552       (63,964)
    Income tax effect on other net change................     (32,375)      (17,511)       22,388
                                                           ----------    ----------    ----------
        Balance, end of year.............................     120,770        60,644        27,603
                                                           ----------    ----------    ----------
Retained earnings:
    Balance, beginning of year...........................   1,739,200     1,590,487     1,591,425
    Net income...........................................     303,644       169,318        18,892
    Cash dividends declared (per common share:
      2003 -- $0.43; 2002 -- $0.40; 2001 -- $0.38).......     (22,562)      (20,605)      (19,830)
                                                           ----------    ----------    ----------
        Balance, end of year.............................   2,020,282     1,739,200     1,590,487
                                                           ----------    ----------    ----------
Treasury Stock:
    Balance, beginning of year...........................     (14,443)      (14,443)      (10,000)
    Acquisition of treasury stock........................          --            --        (4,443)
                                                           ----------    ----------    ----------
        Balance, end of year.............................     (14,443)      (14,443)      (14,443)
                                                           ----------    ----------    ----------
Total stockholders' equity...............................  $2,376,587    $2,030,767    $1,846,010
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                               2003          2002         2001
                                                               ----          ----         ----
                                                                       (in thousands)
Cash flows from operating activities:
    Net income............................................  $   303,644   $   169,318   $  18,892
                                                            -----------   -----------   ---------
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Changes in unpaid losses and loss adjustment
          expenses, unearned premiums and prepaid
          reinsurance premiums............................      972,647       424,600     784,468
        Changes in premium and reinsurance balances
          receivable and payable, net.....................     (168,835)      112,420    (456,663)
        Change in deferred acquisition costs..............      (40,645)      (31,821)    (24,523)
        Change in accrued investment income...............      (35,336)      (17,973)      2,201
        Realized net capital (gains) losses...............       (9,942)        5,951         240
        Changes in current and deferred income taxes......       16,472       (11,372)    (80,916)
        Change in net unrealized currency translation
          adjustment......................................     (148,892)      (41,345)     (2,608)
        Changes in other assets and liabilities, net......       18,851       (13,729)      2,297
        Other, net........................................       13,087         1,915      (1,278)
                                                            -----------   -----------   ---------
            Total adjustments.............................      617,407       428,646     223,218
                                                            -----------   -----------   ---------
            Net cash provided by operating activities.....      921,051       597,964     242,110
                                                            -----------   -----------   ---------
Cash flows from investing activities:
    Proceeds of fixed maturities available for sale
      sold................................................      676,701     1,071,013     315,588
    Proceeds of fixed maturities available for sale
      redeemed or matured.................................      337,296       296,357     278,857
    Proceeds of equities sold.............................      610,199       655,436     798,727
    Purchase of fixed maturities held to maturity.........     (623,953)           --          --
    Purchase of fixed maturities available for sale.......   (1,310,482)   (1,881,681)   (786,623)
    Purchase of equities..................................     (639,294)     (695,699)   (812,998)
    Net sale (purchase) of other invested assets..........      106,885       (23,948)    (14,862)
    Net (purchase) sale of short-term investment of funds
      received under securities loan agreements...........     (138,222)       85,111    (432,758)
    Net (purchase) sale of short-term investments.........       (8,891)      (10,250)     23,928
    Change in payable for securities in course of
      settlement..........................................      (12,285)       (6,989)    (26,304)
    Other, net............................................        3,322        14,693       1,744
                                                            -----------   -----------   ---------
            Net cash used in investing activities.........     (998,724)     (495,957)   (654,701)
                                                            -----------   -----------   ---------
Cash flows from financing activities:
    Net funds received (disbursed) under securities loan
      agreements..........................................      138,222       (85,111)    432,758
    Dividends to stockholders.............................      (22,012)      (20,505)    (19,554)
    Proceeds from common stock issued.....................        3,572         3,003       4,319
    Acquisition of treasury stock.........................           --            --      (4,443)
    Other.................................................           --        (1,739)     (4,819)
                                                            -----------   -----------   ---------
            Net cash provided by (used in) financing
              activities..................................      119,782      (104,352)    408,261
                                                            -----------   -----------   ---------
Effect of exchange rate changes on cash and cash
  equivalents.............................................       13,376         5,533        (702)
                                                            -----------   -----------   ---------
            Change in cash and cash equivalents...........       55,485         3,188      (5,032)
Cash and cash equivalents, beginning of year..............      127,402       124,214     129,246
                                                            -----------   -----------   ---------
            Cash and cash equivalents, end of year........  $   182,887   $   127,402   $ 124,214
                                                            -----------   -----------   ---------
                                                            -----------   -----------   ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003       2002        2001
                                                                ----       ----        ----
                                                                      (in thousands)
Net income..................................................  $303,644   $ 169,318   $ 18,892
                                                              --------   ---------   --------

Other comprehensive income (loss):
    Net unrealized appreciation (depreciation) of
      investments:
        Net unrealized holding gains (losses)...............   123,328      11,685    (36,904)
        Related income tax effect...........................   (43,165)     (4,090)    12,917
        Reclassification adjustment for (gains) losses
          included in net income............................    (9,942)      5,951        240
        Related income tax effect...........................     3,480      (2,083)       (84)
                                                              --------   ---------   --------
                                                                73,701      11,463    (23,831)
                                                              --------   ---------   --------
    Net unrealized currency translation (loss) gain.........   (20,885)     32,916    (27,300)
    Related income tax effect...............................     7,310     (11,338)     9,555
                                                              --------   ---------   --------
                                                               (13,575)     21,578    (17,745)
                                                              --------   ---------   --------
    Cumulative effect of an accounting change, net of
      related income tax effect.............................        --          --     32,406
                                                              --------   ---------   --------
Other comprehensive income (loss)...........................    60,126      33,041     (9,170)
                                                              --------   ---------   --------
Comprehensive income........................................  $363,770   $ 202,359   $  9,722
                                                              --------   ---------   --------
                                                              --------   ---------   --------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

    Transatlantic Holdings, Inc. (the Company) is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company (TRC). TRC owns all of the common stock of Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam). As of
December 31, 2003, 2002 and 2001, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) beneficially owned approximately 60% of the Company's outstanding shares.

    Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are auto liability (including nonstandard risks), other liability (including directors' and officers' liability and other professional liability), medical malpractice, ocean marine and aviation, accident and health and surety and credit in the casualty lines, and fire, homeowners multiple peril and auto physical damage in the property lines (which include property catastrophe risks). Casualty lines represented 73.5%, 73.9% and 79.2% of net premiums written in 2003, 2002 and 2001, respectively. The balance represented property lines.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to conform prior years' presentations with 2003.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

    These consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

    (b) INVESTMENTS: Fixed maturities are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. The balance of fixed maturity securities is classified as available-for-sale and carried at market value. In the first quarter of 2001, TRH transferred all of its fixed maturities then classified as held-to-maturity (and carried at amortized cost) to the available for sale classification. (See discussion on Adoption of Statement of Financial Accounting Standards (SFAS) No. 133 and Change in Classification of Certain Fixed Maturities in Note 2(j).) As of December 31, 2002 and 2001, all fixed maturities were classified as available-for-sale and carried at market value. Common and nonredeemable preferred stocks are carried principally at market value. Market values for fixed maturity securities and equities are generally based upon quoted market prices. For certain fixed maturity securities, for which market prices were not readily available, market values were principally estimated using values obtained from independent pricing services. Other invested assets consist of investments in partnerships, certain of which are accounted for under the equity method, a limited duration bond fund managed by an AIG subsidiary and other investments which are carried primarily at market value. Short-term investments are carried at cost, which approximates market value.

    TRH engages in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio are loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security. Such funds are held in a pooled account of the lending agent in these transactions (an

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
AIG subsidiary) and are carried as an investment on the balance sheet (at cost, which approximates market value). A liability is recorded in an amount equal to the collateral received to recognize TRH's obligation to return such funds when the related loaned securities are returned. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as such value fluctuates. Fees received net of fees paid related to these transactions are recorded in net investment income.

    Realized gains or losses on the sale of investments are determined on the basis of specific identification. In addition, where the declines in the market value of securities below cost or amortized cost are considered to be other than temporary, a realized loss is recorded for the difference between cost or amortized cost and estimated market value of such securities. Except where there has been an other than temporary impairment of market value, changes in unrealized appreciation (depreciation) of fixed maturities available for sale, equity investments and other invested assets are charged or credited, net of deferred income taxes, directly to accumulated other comprehensive income (see
Note 9), a component of stockholders' equity. Investment income is recorded as earned. Amortization of fixed maturity premium and the accrual of fixed maturity discount are charged or credited, respectively, to net investment income.

    (c) CASH AND CASH EQUIVALENTS: Cash and cash equivalents generally include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less.

    (d) DEFERRED ACQUISITION COSTS: Acquisition costs, consisting primarily of net commissions incurred on business conducted through reinsurance contracts or certificates, are deferred, and then amortized over the period in which the related premiums are earned, generally one year. Anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts are considered in the evaluation of recoverability of acquisition costs to be deferred. Anticipated investment income is not considered in such evaluation.

    (e) PREMIUM REVENUES: Premiums are earned primarily on a pro rata basis over the term of the related coverages. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums assumed and reinsurance ceded, respectively, relating to the unexpired terms of such coverages. Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. These estimates are subject to change when actual data for such items estimated becomes available. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

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

    While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer-term nature of most reinsurance business, the diversity of development patterns among different types

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which are subject to change without notice. TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for classes such as medical malpractice and directors' and officers' liability, which classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict.

    Unpaid losses and loss adjustment expenses include certain amounts for the reinsurance of risks related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 2003 for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

    Additionally, loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts resulting from the September 11, 2001 terrorist attack which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress. (See Notes 5 and 8.)

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

    Transaction gains and losses on assets and liabilities denominated in foreign currencies are reflected in results of operations during the period in which they occur.

    (i) CHANGE IN ACCOUNTING PRINCIPLE AND DISCLOSURE OF STOCK-BASED
COMPENSATION: Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, 'Accounting for Stock Issued to Employees' and related Interpretations, as permitted under SFAS No. 123, 'Accounting for Stock-Based Compensation.'

    In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS No. 123,' to provide alternative methods (in addition to the prospective method already provided in SFAS No. 123) of transition for a voluntary change to the recognition provisions of SFAS
No. 123, as well as to amend certain of its disclosure requirements as reflected in the table below.

    On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption of the standard. Accordingly, net income for 2003 reflects stock-based compensation expenses primarily related to stock options granted in 2003 only. Such expenses are included in the Statement of Operations as a component of other deductions, net. The impact of adopting the recognition provisions of SFAS No. 123 was not material to net income, financial condition or cash flows in 2003. Pursuant to APB No. 25, no stock-based compensation expenses were recognized in 2002 or 2001. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS No. 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123), TRH's net income and net income per common share (on a pro forma basis) would have been as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                                ----       ----       ----
                                                                  (in thousands, except
                                                                     per share data)
Net income:
    As reported.............................................  $303,644   $169,318   $ 18,892
    Add: Stock-based employee compensation expense included
      in reported net income, net of related tax effects....       868         --         --
    Deduct: Total stock-based compensation expense
      determined under fair value based method for all
      awards, net of related tax effects....................    (3,968)    (3,134)    (2,811)
                                                              --------   --------   --------
    Pro forma...............................................  $300,544   $166,184   $ 16,081
                                                              --------   --------   --------
                                                              --------   --------   --------
Net income per common share (split-adjusted):
    As reported:
        Basic...............................................  $   5.79   $   3.24   $   0.36
        Diluted.............................................      5.75       3.21       0.36
    Pro forma:
        Basic...............................................      5.73       3.18       0.31
        Diluted.............................................      5.70       3.15       0.30

    While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to income, as those charges to income under the prospective method of transition will not reflect costs associated with stock-based compensation issued or granted prior to January 1, 2003.

    (j) ADOPTION OF SFAS NO. 133 AND CHANGE IN CLASSIFICATION OF CERTAIN FIXED
MATURITIES: SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' issued by the FASB in June 1998, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with the standard, TRH adopted its provisions on January 1, 2001 with no resulting effect on net income or cash flows.

    In accordance with the transition provisions of SFAS No. 133, as amended, TRH transferred during the first quarter of 2001 all of its fixed maturities in the held-to-maturity classification at that time (with an amortized cost of $932.3 million and market value of $982.1 million at the date of transfer) to the fixed maturities available-for-sale classification (on the balance sheet) to enhance TRH's flexibility with respect to future portfolio management. The resulting increase in net unrealized appreciation of investments, net of income taxes (a component of accumulated other comprehensive income), of $32.4 million (net of a tax effect of $17.4 million) was recorded as the cumulative effect of an accounting change in the Consolidated Statement of Comprehensive Income and the Consolidated Statement of

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stockholders' Equity in 2001. Under the provisions of SFAS No. 133, such a transfer does not affect TRH's intent nor its ability to hold fixed maturities acquired in the future to their maturity.

    (k) OTHER ACCOUNTING STANDARDS: In November 2003, the FASB Emerging Issues Task Force (EITF) reached a consensus on, and the FASB ratified, a portion of EITF Issue 03-1, 'The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.' EITF Issue 03-1 addresses the meaning of the term 'other-than-temporary impairment' and its application to investments accounted for pursuant to SFAS No. 115, 'Accounting for Certain Investments in Debt and Equity Securities.' The consensus required disclosure of certain information concerning held-to-maturity and available-for-sale investments with market values that are less than their respective costs or amortized costs at the balance sheet date but for which a write-down has not been recognized. The EITF has not yet reached a consensus regarding the other issues in EITF Issue 03-1 including the recognition and measurement issues. In accordance with the consensus, TRH has provided the information required in Note 3(f).

    In January 2003, the FASB issued, and in December 2003 revised, Interpretation No. 46 (FIN 46), 'Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.' FIN 46 requires a variable interest entity (VIE) to be consolidated by its primary beneficiary if such VIE has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. The primary beneficiary of a VIE is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities are evaluated for consolidation under existing guidance. FIN 46 also requires disclosure of significant VIEs for which a company is not the primary beneficiary.

    As originally issued in January 2003, the provisions of FIN 46 were to be applied immediately to VIEs created after January 31, 2003 and to VIEs in which an interest was obtained after that date. However, as revised by the FASB in December 2003, the provisions of FIN 46 currently are to be applied to VIEs commonly referred to as special-purpose entities in the first interim or annual period ending after December 15, 2003 and to all other types of VIEs in the first interim or annual period ending after March 15, 2004. In addition, the provisions of FIN 46 are to continue to be applied to any VIEs to which the provisions of FIN 46 were first applied before the FASB's December 2003 revision of FIN 46.

    For any VIE that must be consolidated under FIN 46 that was created before December 31, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their 'carrying' amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

    The application of FIN 46 did not have a material effect on results of operations, financial condition or cash flows in 2003, nor does TRH presently anticipate that its application will have a material effect in 2004.

3. INVESTMENTS

    (a) STATUTORY DEPOSITS: Investments, the substantial majority of which are fixed maturities and common stocks available for sale, were deposited with governmental authorities as required by law and amounted to approximately $187,000,000 and $142,000,000 at December 31, 2003 and 2002, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)
    (b) NET INVESTMENT INCOME: An analysis of net investment income of TRH follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                                ----       ----       ----
                                                                      (in thousands)
Fixed maturities............................................  $231,656   $210,548   $200,955
Equities....................................................    23,360     21,822     18,703
Other.......................................................    23,023     24,807     26,008
                                                              --------   --------   --------
    Total investment income.................................   278,039    257,177    245,666
Investment expenses.........................................    (7,067)    (5,151)    (5,583)
                                                              --------   --------   --------
    Net investment income...................................  $270,972   $252,026   $240,083
                                                              --------   --------   --------
                                                              --------   --------   --------

    (c) INVESTMENT GAINS AND LOSSES: Realized net capital gains (losses) and the change in net unrealized appreciation (depreciation) of investments are summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                                ----       ----       ----
                                                                      (in thousands)
Realized net capital gains (losses):
    Fixed maturities(1).....................................  $ 29,655   $ 63,563   $   (803)
    Equities(2).............................................   (19,745)   (69,788)      (258)
    Other...................................................        32        274        821
                                                              --------   --------   --------
        Totals..............................................  $  9,942   $ (5,951)  $   (240)
                                                              --------   --------   --------
                                                              --------   --------   --------
Change in net unrealized appreciation (depreciation) of
  investments:(3)
    Fixed maturities carried at amortized cost(4)...........  $ 12,148   $     --   $(49,855)
    Fixed maturities carried at market(4)...................     9,619     77,108     55,318
    Equities................................................   103,772    (59,759)   (41,909)
    Other...................................................        (4)       287       (218)
                                                              --------   --------   --------
        Totals..............................................  $125,535   $ 17,636   $(36,664)
                                                              --------   --------   --------
                                                              --------   --------   --------

---------

(1) Includes write-downs for other than temporary declines in market value of $4,635,000 and $1,783,000 for 2003 and 2002, respectively. There were no write-downs for other than temporary declines in market value in 2001.

(2) Includes write-downs for other than temporary declines in market value of $6,092,000 and $12,122,000 for 2003 and 2002, respectively. There were no write-downs for other than temporary declines in market value in 2001.

(3) Before deferred income tax effect.

(4) Amounts for 2001 include the change in classification of certain fixed maturities (see Note 2(j)).

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)
    (d) FIXED MATURITIES: The amortized cost and market value of fixed maturities at December 31, 2003 and 2002 are summarized as follows:

                                                                     GROSS UNREALIZED
                                                      AMORTIZED    --------------------
                                                         COST       GAINS     LOSSES(1)   MARKET VALUE
                                                         ----       -----     ---------   ------------
                                                                       (in thousands)
2003

FIXED MATURITIES HELD TO MATURITY AND CARRIED AT
  AMORTIZED COST:
    States, foreign and domestic municipalities and
      political subdivisions.......................   $  622,620   $ 14,041    $ 1,893     $  634,768
                                                      ----------   --------    -------     ----------
                                                      ----------   --------    -------     ----------

FIXED MATURITIES AVAILABLE FOR SALE AND CARRIED AT
  MARKET VALUE:
    U.S. Government and government agencies........   $  275,765   $  5,314    $ 1,581     $  279,498
    States, foreign and domestic municipalities and
      political subdivisions.......................    3,137,895    164,722      1,424      3,301,193
    Foreign governments............................      140,260      1,584        570        141,274
    Corporate......................................    1,037,245     25,445      3,736      1,058,954
                                                      ----------   --------    -------     ----------
        Totals.....................................   $4,591,165   $197,065    $ 7,311     $4,780,919
                                                      ----------   --------    -------     ----------
                                                      ----------   --------    -------     ----------

---------

(1) See Note 3(f) for additional information about gross unrealized losses as of December 31, 2003.

                                                                     Gross Unrealized
                                                      Amortized    --------------------
                                                         Cost       Gains      Losses     Market Value
                                                         ----       -----      ------     ------------
                                                                       (in thousands)
2002

Fixed maturities available for sale and carried at
  market value:
    U.S. Government and government agencies........   $  264,168   $ 11,156    $   261     $  275,063
    States, foreign and domestic municipalities and
      political subdivisions.......................    3,002,045    153,882      3,898      3,152,029
    Foreign governments............................      165,295      5,555         --        170,850
    Corporate......................................      749,846     26,012     12,311        763,547
                                                      ----------   --------    -------     ----------
        Totals.....................................   $4,181,354   $196,605    $16,470     $4,361,489
                                                      ----------   --------    -------     ----------
                                                      ----------   --------    -------     ----------

    The amortized cost and market value of fixed maturities at December 31, 2003 by contractual maturity, are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)

                                                              AMORTIZED
                                                                 COST      MARKET VALUE
                                                                 ----      ------------
                                                                   (in thousands)
FIXED MATURITIES HELD TO MATURITY:
    Due in one year or less.................................  $    6,189    $    6,370
    Due after one year through five years...................      27,113        27,740
    Due after five years through ten years..................     201,435       206,799
    Due after ten years.....................................     387,883       393,859
                                                              ----------    ----------
        Totals..............................................  $  622,620    $  634,768
                                                              ----------    ----------
                                                              ----------    ----------
FIXED MATURITIES AVAILABLE FOR SALE:
    Due in one year or less.................................  $  264,214    $  267,997
    Due after one year through five years...................   1,363,297     1,429,862
    Due after five years through ten years..................   1,294,566     1,331,202
    Due after ten years.....................................   1,669,088     1,751,858
                                                              ----------    ----------
        Totals..............................................  $4,591,165    $4,780,919
                                                              ----------    ----------
                                                              ----------    ----------

    Gross gains of $39,999,000, $76,037,000 and $6,069,000 and gross losses of
$6,289,000, $11,146,000 and $7,145,000 were realized on sales of investments in fixed maturities available for sale in 2003, 2002 and 2001, respectively.

    (e) EQUITIES: Gross gains of $39,784,000, $45,978,000 and $90,698,000 and gross losses of $53,437,000, $103,644,000 and $90,956,000 were realized on sales of equities in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, net unrealized appreciation (depreciation) of equities (before applicable income taxes) included gross gains of $61,521,000 and $12,100,000 and gross losses of $1,823,000 and $56,174,000, respectively. (See Note 3(f) for additional information about gross unrealized losses as of December 31, 2003.)

    (f) ADDITIONAL INFORMATION ON GROSS UNREALIZED LOSSES ON FIXED MATURITIES AND EQUITIES: As of December 31, 2003, TRH's aggregate gross unrealized losses on all fixed maturities and equities totaled $11,027,000. No single issuer accounted for more than 9% of the aggregate gross unrealized losses. As of December 31, 2003, the aging of the gross unrealized losses with respect to fixed maturities and equities, grouped by percentage of gross unrealized loss (the extent by which the market value is less than amortized cost or cost) relative to cost, including the number of respective items, was as follows:

                                 LESS THAN OR EQUAL TO           GREATER THAN 20% TO            GREATER THAN 50% OF
                                    20% OF COST(1)                  50% OF COST(1)                    COST(1)
                             -----------------------------   ----------------------------   ----------------------------
                                          GROSS                          GROSS                          GROSS
  MONTHS IN A CONTINUOUS      MARKET    UNREALIZED           MARKET    UNREALIZED           MARKET    UNREALIZED
 UNREALIZED LOSS POSITION     VALUE        LOSS      ITEMS    VALUE       LOSS      ITEMS    VALUE       LOSS      ITEMS
 ------------------------     -----        ----      -----    -----       ----      -----    -----       ----      -----
                                                               (dollars in thousands)
TOTAL FIXED MATURITIES
   0-6.....................  $467,914   $    6,984      82   $    --   $       --      --   $    --   $       --      --
   6-12....................   171,653        2,192      21        --           --      --        --           --      --
   >12.....................    14,660           28       3        --           --      --        --           --      --
                             --------   ----------   -----   -------   ----------   -----   -------   ----------   -----
      Total................  $654,227   $    9,204     106   $    --   $       --      --   $    --   $       --      --
                             --------   ----------   -----   -------   ----------   -----   -------   ----------   -----
                             --------   ----------   -----   -------   ----------   -----   -------   ----------   -----
EQUITIES
   0-6.....................  $ 33,526   $    1,360      33   $   217   $      111       2   $    34   $      122       2
   6-12....................     3,101          227       2         5            3       1        --           --      --
   >12.....................        --           --      --        --           --      --        --           --      --
                             --------   ----------   -----   -------   ----------   -----   -------   ----------   -----
      Total................  $ 36,627   $    1,587      35   $   222   $      114       3   $    34   $      122       2
                             --------   ----------   -----   -------   ----------   -----   -------   ----------   -----
                             --------   ----------   -----   -------   ----------   -----   -------   ----------   -----
TOTAL FIXED MATURITIES AND
 EQUITIES
   0-6.....................  $501,440   $    8,344     115   $   217   $      111       2   $    34   $      122       2
   6-12....................   174,754        2,419      23         5            3       1        --           --      --
   >12.....................    14,660           28       3        --           --      --        --           --      --
                             --------   ----------   -----   -------   ----------   -----   -------   ----------   -----
      Total................  $690,854   $   10,791     141   $   222   $      114       3   $    34   $      122       2
                             --------   ----------   -----   -------   ----------   -----   -------   ----------   -----
                             --------   ----------   -----   -------   ----------   -----   -------   ----------   -----


                                         TOTAL
                             -----------------------------
                                          GROSS
  MONTHS IN A CONTINUOUS      MARKET    UNREALIZED
 UNREALIZED LOSS POSITION     VALUE        LOSS      ITEMS
 ------------------------     -----        ----      -----
                                (dollars in thousands)
TOTAL FIXED MATURITIES
   0-6.....................  $467,914   $    6,984      82
   6-12....................   171,653        2,192      21
   >12.....................    14,660           28       3
                             --------   ----------   -----
      Total................  $654,227   $    9,204     106
                             --------   ----------   -----
                             --------   ----------   -----
EQUITIES
   0-6.....................  $ 33,777   $    1,593      37
   6-12....................     3,106          230       3
   >12.....................        --           --      --
                             --------   ----------   -----
      Total................  $ 36,883   $    1,823      40
                             --------   ----------   -----
                             --------   ----------   -----
TOTAL FIXED MATURITIES AND
 EQUITIES
   0-6.....................  $501,691   $    8,577     119
   6-12....................   174,759        2,422      24
   >12.....................    14,660           28       3
                             --------   ----------   -----
      Total................  $691,110   $   11,027     146
                             --------   ----------   -----
                             --------   ----------   -----

---------
(1) For fixed maturities, represents amortized cost.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS (CONTINUED)
    At December 31, 2003, the gross unrealized losses for fixed maturities and equities included the following concentrations:

                                                                    GROSS
                       CONCENTRATION                          UNREALIZED LOSSES
                       -------------                          -----------------
                                                               (in thousands)
States, foreign and domestic municipalities and political
  subdivisions..............................................       $ 3,317
Banking and financial institutions..........................         3,230
U.S. Government and government agencies.....................         1,735
Other.......................................................         2,745
                                                                   -------
    Total...................................................       $11,027
                                                                   -------
                                                                   -------

    The market value of fixed maturities in an unrealized loss position at December 31, 2003, by contractual maturity, is shown below:

                                                                MARKET VALUE
                                                                ------------
                                                               (in thousands)
Due in one year or less.....................................      $  6,052
Due after one year through five years.......................       164,063
Due after five years through ten years......................       259,616
Due after ten years.........................................       224,496
                                                                  --------
    Total...................................................      $654,227
                                                                  --------
                                                                  --------

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

    The U.S. federal income tax rate was 35% for 2003, 2002 and 2001. Actual tax expense (benefit) on income (loss) before income taxes differs from the 'expected' amount computed by applying the U.S. federal income tax rate because of the following:

                                                            YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------
                                           2003                       2002                       2001
                                 ------------------------   ------------------------   ------------------------
                                             PERCENT OF                 Percent of                 Percent of
                                            INCOME BEFORE              Income Before              Income Before
                                  AMOUNT    INCOME TAXES     Amount    Income Taxes     Amount    Income Taxes
                                  ------    ------------     ------    ------------     ------    ------------
                                                             (dollars in thousands)
'Expected' tax expense
  (benefit)....................  $135,336        35.0%      $ 65,912        35.0%      $(11,937)       35.0%
Adjustments:
    Tax-exempt interest........   (48,848)      (12.6)       (41,128)      (21.8)       (37,128)      108.9
    Dividends received
      deduction................    (2,707)       (0.7)        (2,083)       (1.1)        (3,897)       11.4
    Other......................      (751)       (0.2)        (3,699)       (2.0)           (37)        0.1
                                 --------       -----       --------       -----       --------      ------
        Actual tax expense
          (benefit)............  $ 83,030        21.5%      $ 19,002        10.1%      $(52,999)      155.4%
                                 --------       -----       --------       -----       --------      ------
                                 --------       -----       --------       -----       --------      ------
Foreign and domestic components
  of actual tax expense
  (benefit):
    Foreign....................  $ 19,310                   $  5,276                   $  3,994
    Domestic:
        Current................    90,944                     17,076                    (21,083)
        Deferred...............   (27,224)                    (3,350)                   (35,910)
                                 --------                   --------                   --------
                                 $ 83,030                   $ 19,002                   $(52,999)
                                 --------                   --------                   --------
                                 --------                   --------                   --------

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

    However, in the first quarter of 2002, a change in the U.S. federal income tax law extended the net operating loss carry back period to five years for net operating losses occurring in 2001 and 2002. As a result, the $19.6 million deferred tax asset, established in 2001, was reclassified in 2002 to a current tax benefit as the tax law permitted TRH to fully utilize its tax net operating loss for 2001. To record the impact of this tax law change in 2002, deferred income tax assets and the domestic deferred income tax benefit were reduced by $19.6 million, and federal income tax recoverable was increased by, and domestic current income tax expense was reduced by $19.6 million.

    (b) The components of the net deferred income tax asset at December 31, 2003 and 2002 were as follows:

                                                                2003       2002
                                                                ----       ----
                                                                (in thousands)
Deferred income tax assets:
    Unpaid losses and loss adjustment expenses, net of
      related reinsurance recoverable.......................  $230,156   $200,948
    Unearned premiums, net of prepaid reinsurance
      premiums..............................................    58,929     44,948
    Cumulative translation adjustment.......................    22,354     15,044
    Other...................................................    12,849     12,344
                                                              --------   --------
        Total deferred income tax assets....................   324,288    273,284
                                                              --------   --------
Deferred income tax liabilities:
    Deferred acquisition costs..............................    60,764     46,538
    Net unrealized appreciation of investments..............    87,384     47,699
    Other...................................................    10,470      8,225
                                                              --------   --------
        Total deferred income tax liabilities...............   158,618    102,462
                                                              --------   --------
        Net deferred income tax asset.......................  $165,670   $170,822
                                                              --------   --------
                                                              --------   --------

    No valuation allowance has been recorded.

    (c) Income tax payments by TRH totaled $66,168,000, $29,962,000 and $27,702,000 in 2003, 2002 and 2001, respectively.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                              ----         ----         ----
                                                                      (in thousands)
At beginning of year:
    Unpaid losses and loss adjustment expenses...........  $4,032,584   $3,747,583   $3,077,162
    Less reinsurance recoverable.........................     774,678      838,696      462,245
                                                           ----------   ----------   ----------
        Net unpaid losses and loss adjustment expenses...   3,257,906    2,908,887    2,614,917
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses incurred in
  respect of losses occurring in:
    Current year.........................................   1,910,860    1,457,226    1,525,857
    Prior years..........................................     322,587      339,126       35,672
                                                           ----------   ----------   ----------
        Total............................................   2,233,447    1,796,352    1,561,529
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses paid in respect
  of losses occurring in:
    Current year.........................................     477,619      413,759      374,807
    Prior years..........................................   1,057,314    1,033,574      892,752
                                                           ----------   ----------   ----------
        Total............................................   1,534,933    1,447,333    1,267,559
                                                           ----------   ----------   ----------
At end of year:
    Net unpaid losses and loss adjustment expenses.......   3,956,420    3,257,906    2,908,887
    Plus reinsurance recoverable.........................     849,078      774,678      838,696
                                                           ----------   ----------   ----------
        Unpaid losses and loss adjustment expenses.......  $4,805,498   $4,032,584   $3,747,583
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

    There were no significant catastrophe losses occurring during 2003. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $322.6 million in 2003. As a result of greater than expected reported loss activity in 2003 indicating that TRH's estimates as of the end of 2002 of the ultimate amounts of losses occurring in 2002 and prior years required a further net increase, significant adverse development was recorded in 2003 on losses occurring between 1998 and 2000 in certain casualty lines, principally in domestic and London branch operations, as further discussed in the paragraph immediately below. Such lines included other liability (a portion of which represents certain specialty casualty classes such as directors' and officers' liability and professional liability other than medical malpractice), medical malpractice and, to a lesser extent, surety and fidelity lines. These increases to incurred losses were offset, in small part, by favorable development on losses occurring in 2001 and 2002 in fire and allied lines and, in 2002 only, in other liability lines.

    TRH writes a significant amount of non proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice and directors' and officers' liability. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss cost trends for this business such as jury awards, social inflation, medical inflation, tort reforms, and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependent upon the claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices are subject to change without notice. In particular, an unexpected increase in the frequency and severity of large claims beginning towards the end of 2002 and continuing into 2003, reflecting industry wide trends, resulted in material adverse development in TRH's loss reserves in these years.

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

6. COMMON STOCK

    Common stock activity for each of the three years in the period ended December 31, 2003 was as follows:

                                                              2003         2002         2001
                                                              ----         ----         ----
Shares outstanding, beginning of year....................  52,360,949   52,255,745   34,773,608
Issued under stock option and purchase plans.............     107,529      105,204      124,945
Stock split effected as a dividend.......................          --           --   17,421,392
Acquisition of treasury stock............................          --           --      (64,200)
                                                           ----------   ----------   ----------
Shares outstanding, end of year..........................  52,468,478   52,360,949   52,255,745
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

    As a result of a common stock split in the form of a 50% stock dividend, common stock increased by $17.4 million and additional paid-in capital decreased by $17.5 million in 2001. This stock split was paid on July 20, 2001, to holders of record on June 29, 2001.

7. NET INCOME PER COMMON SHARE

    Net income per common share has been computed in the following table based upon weighted average common shares outstanding. Share and per share amounts have been retroactively adjusted, as

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. NET INCOME PER COMMON SHARE (CONTINUED) appropriate, to reflect a 3-for-2 split of the common stock in the form of a 50% stock dividend, paid in July 2001.

                                                                         YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                    2003           2002           2001
                                                                    ----           ----           ----
                                                                  (in thousands, except per share data)
Net income (numerator)......................................      $303,644       $169,318       $18,892
                                                                  --------       --------       -------
                                                                  --------       --------       -------
Weighted average common shares outstanding used in the
  computation of net income per common share:
    Average shares issued...................................        53,270         53,166        53,044
    Less: Average shares in treasury........................           864            864           820
                                                                  --------       --------       -------
    Average outstanding shares -- basic (denominator).......        52,406         52,302        52,224
    Average potential shares, principally stock options.....           356            453           512
                                                                  --------       --------       -------
    Average outstanding shares -- diluted (denominator).....        52,762         52,755        52,736
                                                                  --------       --------       -------
                                                                  --------       --------       -------
Net income per common share:
    Basic...................................................      $   5.79       $   3.24       $  0.36
    Diluted.................................................          5.75           3.21          0.36

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

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income and changes in such amounts between years are as follows:

                                                                             NET
                                                         NET             UNREALIZED
                                                     UNREALIZED           CURRENCY         ACCUMULATED
                                                    APPRECIATION         TRANSLATION          OTHER
                                                   OF INVESTMENTS,      (LOSS) GAIN,      COMPREHENSIVE
                                                  NET OF INCOME TAX   NET OF INCOME TAX      INCOME
                                                  -----------------   -----------------      ------
                                                                       (in thousands)
Balance, December 31, 2000......................      $ 68,546            $(31,773)         $ 36,773
Cumulative effect of an accounting change, net
  of income tax (See Note 2(j)).................        32,406                  --            32,406
Other change during year........................       (23,831)            (17,745)          (41,576)
                                                      --------            --------          --------
Balance, December 31, 2001......................        77,121             (49,518)           27,603
Change during year..............................        11,463              21,578            33,041
                                                      --------            --------          --------
Balance, December 31, 2002......................        88,584             (27,940)           60,644
Change during year..............................        73,701             (13,575)           60,126
                                                      --------            --------          --------
Balance, December 31, 2003......................      $162,285            $(41,515)         $120,770
                                                      --------            --------          --------
                                                      --------            --------          --------

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

    In addition, under TRH's 1990 Employee Stock Purchase Plan, as amended, full-time employees with at least one year of employment with the Company or any of its subsidiaries are eligible to receive privileges to purchase shares of the Company's common stock at a price which is 85% of the fair market value of such stock on the date of subscription. An aggregate of 1,125,000 shares of common stock has been authorized for subscription and 1,178 shares were purchased under the plan in 2003.

    In 2003, the Company's Board of Directors adopted and the stockholders approved the '2003 Stock Incentive Plan' (the TRH Stock Incentive Plan). This plan provides that equity-based or equity-related awards with respect to up to a maximum of 500,000 shares of the Company's common stock can be granted to officers, directors, employees, and other individuals as determined by the Company's Board of Directors, except that no award may be made to directors who are not employees of the Company without stockholder approval. Pursuant to the TRH Stock Incentive Plan, no grantee may receive awards covering more than 25,000 shares of the Company's common stock in any one year. During 2003, the Company granted restricted stock units (TRH RSU) relating to 6,900 shares of common stock. TRH RSUs will vest on the fourth anniversary of the date of grant for those grantees with continued employment through such date. The Company reserves the right to make payment for the TRH RSUs in shares of common stock or the cash equivalent of the market value of such shares on the date of vesting. At December 31, 2003, there were 493,100 shares of common stock reserved for issuance in connection with future grants of awards under the TRH Stock Incentive Plan.

    In 2002 only, certain TRH employees were granted AIG restricted stock units (AIG RSU) under the AIG 2002 Stock Incentive Plan. AIG granted AIG RSUs relating to 5,050 shares of AIG common stock to certain TRH employees. Four years after the grant date of AIG RSUs, those AIG RSU recipients who remain employed by TRH will receive shares of AIG common stock or equivalent compensation.

    The charges made to operations for these plans for 2003, 2002 and 2001 were $4,243,000, $3,011,000, and $2,398,000, respectively.

11. STOCK OPTION PLANS

    In 2000, the Company's Board of Directors adopted, and the stockholders approved, the 'Transatlantic Holdings, Inc. 2000 Stock Option Plan' (the 2000
Plan). This plan provides that options may be granted to certain key employees and non-employee directors to purchase a maximum of 2,250,000 shares of the Company's common stock at prices not less than their fair market value at the date of grant. At December 31, 2003, 1,005,334 shares were reserved for future grants under the 2000 Plan. The 2000 Plan also provides that 25% of the options granted become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. The Company also maintains the 'Transatlantic Holdings, Inc. 1995 Stock Option Plan' (the 1995 Plan) and the 'Transatlantic Holdings, Inc. 1990 Stock Option Plan' (the 1990 Plan). The 1995 Plan and the 1990 Plan operate under substantially similar terms to the 2000 Plan, except that non-employee directors were not covered under the 1990 Plan. No further options can be granted under the 1995 Plan nor the 1990 Plan, although options outstanding continue in force until exercise, expiration or forfeiture. (See Note 2(i) for the determination of pro forma net income had compensation cost been charged to income in accordance with the fair value method discussed in SFAS No. 123.)

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

year-end 2003, those options granted in 1994 were exercisable, as none have been exercised or forfeited. The impact of these options on the financial statements is not material.

    A summary of the combined status of the 2000 Plan, the 1995 Plan and the 1990 Plan (collectively, the Company Plans) as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

                                        2003                         2002                         2001
                             --------------------------   --------------------------   --------------------------
                                            WEIGHTED                     Weighted                     Weighted
                              NUMBER        AVERAGE        Number        Average        Number        Average
                             OF SHARES   EXERCISE PRICE   of Shares   Exercise Price   of Shares   Exercise Price
                             ---------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning of
  year.....................  1,772,331       $54.72       1,605,310       $51.75       1,608,318       $44.49
Granted....................    541,600        72.24         248,950        69.63         212,400        90.99
Exercised..................   (116,517)       36.89         (65,672)       36.13        (177,248)       32.23
Forfeited..................    (25,590)       69.89         (16,257)       65.01         (38,160)       54.71
                             ---------                    ---------                    ---------
Outstanding, end of year...  2,171,824        59.87       1,772,331        54.72       1,605,310        51.75
                             ---------       ------       ---------       ------       ---------       ------
                             ---------       ------       ---------       ------       ---------       ------
Exercisable, end of year...  1,287,586       $50.69       1,176,770       $45.94       1,011,133       $41.29
                             ---------       ------       ---------       ------       ---------       ------
                             ---------       ------       ---------       ------       ---------       ------
Weighted average fair value
  of options granted during
  the year.................     $17.84                       $17.15                       $23.04

    The weighted average fair value of each option grant is estimated on the date of grant using the 'Binomial Option Price Model' with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: expected volatility of 20.0% for each grant; risk-free interest rates of 3.6%, 3.6%, and 4.4%; and expected lives of six years for each grant. An increasing dividend schedule is used in the binomial model based on historical experience.

    The following table summarizes information about the Company Plans' outstanding and exercisable options at December 31, 2003:

                                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                     -------------------------------------------   --------------------------
                                                  WEIGHTED
                                                   AVERAGE
                                                  REMAINING          WEIGHTED                     WEIGHTED
             RANGE OF                 NUMBER     CONTRACTUAL         AVERAGE        NUMBER        AVERAGE
          EXERCISE PRICES            OF SHARES      LIFE          EXERCISE PRICE   OF SHARES   EXERCISE PRICE
          ---------------            ---------      ----          --------------   ---------   --------------
$22.67 TO $34.22...................    367,170       2.3 years        $31.34         367,170       $31.34
$47.92 TO $51.00...................    572,858       5.0               49.82         572,858        49.82
$63.50 TO $69.63...................    734,960       8.3               66.28         246,515        65.00
$77.59 TO $90.99...................    496,836       9.1               83.04         101,043        90.99
                                     ---------                                     ---------
$22.67 TO $90.99...................  2,171,824       6.6               59.87       1,287,586        50.69
                                     ---------                                     ---------
                                     ---------                                     ---------

12. RELATED PARTY TRANSACTIONS

    As of December 31, 2003, 2002 and 2001, AIG beneficially owned approximately 60% of the Company's outstanding shares.

    TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory and cash management services, office space and human resource related activities. Under the guidance of TRH's Finance Committee of the Board of Directors and senior management, certain subsidiaries of AIG act as financial advisors and managers of TRH's investment portfolio. In 2003, 2002 and 2001, $9,100,000, $8,200,000 and $7,900,000,

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. RELATED PARTY TRANSACTIONS (CONTINUED) respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

    Approximately $633 million (17%), $395 million (13%) and $232 million (10%) of gross premiums written by TRH in 2003, 2002 and 2001, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG, for the production of which TRH paid ceding commissions to such AIG subsidiaries totaling $167 million, $88 million and $50 million, respectively, in such years. The great majority of such gross premiums written were recorded in auto liability, property, other liability and aircraft lines. Of the premiums assumed from other subsidiaries of AIG, $294 million, $162 million and $69 million in 2003, 2002 and 2001, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH, for the production of which TRH paid ceding commissions to such AIG subsidiaries totaling approximately $83 million, $31 million and $7 million, respectively, in such years. (See Note 14 for information relating to reinsurance ceded to related parties.)

13. DIVIDEND RESTRICTION AND STATUTORY FINANCIAL DATA

    The payment of dividends by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Such dividends are limited by statutory formula unless otherwise approved by the New York Insurance Department. The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31, 2003, TRC had statutory earned surplus of $1,300,980,000, and, in 2004, in accordance with the statutory formula, could pay dividends of approximately $185,119,000 without regulatory approval.

    Statutory surplus and net income (loss) as reported to the New York Insurance Department were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                              ----         ----         ----
                                                                      (in thousands)
TRC
    Statutory surplus....................................  $1,851,187   $1,545,944   $1,401,055
    Statutory net income (loss)..........................     176,107      114,648      (55,262)
Putnam
    Statutory surplus....................................     127,709      110,334      107,007
    Statutory net income (loss)..........................      17,104        8,867         (693)

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

    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification) as primary guidance on statutory accounting effective January 1, 2001. The Codification provides guidance for areas where previously statutory accounting had been silent and has also changed current statutory accounting in some areas. The New York Insurance Department adopted most of the Codification guidance for implementation on January 1, 2001, but did not adopt certain key provisions including those on deferred income taxes. The cumulative effect of the implementation of Codification guidance

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. DIVIDEND RESTRICTION AND STATUTORY FINANCIAL DATA (CONTINUED)
(as adopted by the New York Insurance Department) on the statutory surplus of TRC and Putnam as of January 1, 2001 was not material. In addition, the implementation of such Codification guidance did not have a material effect on statutory net income in any of the years subsequent to adoption. In the fourth quarter of 2002, the guidance related to deferred income taxes was adopted. The initial establishment of deferred income taxes upon such adoption and any subsequent increases or decreases were credited or charged, respectively, directly to statutory surplus. Accordingly, as of year-end 2003, statutory surplus of both TRC and Putnam include the impact of deferred tax assets of $90.1 million and $4.7 million, respectively. As of year-end 2002, statutory surplus of both TRC and Putnam include the impact of deferred tax assets of $88.3 million and $4.4 million, respectively, which represented the cumulative benefit of adopting such provision in 2002. Statutory net income was not affected in 2002 or 2003 by the adoption of the guidance related to deferred income taxes.

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

    Premiums written and earned and losses and loss adjustment expenses incurred are comprised as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                              ----         ----         ----
                                                                      (in thousands)
Gross premiums assumed...................................  $3,637,909   $2,927,257   $2,297,896
                                                           ----------   ----------   ----------
Reinsurance ceded:
    Affiliates(1)........................................      87,294       90,599      113,540
    Other................................................     209,538      336,499      278,709
                                                           ----------   ----------   ----------
                                                              296,832      427,098      392,249
                                                           ----------   ----------   ----------
Net premiums written.....................................  $3,341,077   $2,500,159   $1,905,647
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------
Gross premiums earned....................................  $3,458,352   $2,781,967   $2,161,522
                                                           ----------   ----------   ----------
Reinsurance ceded:
    Affiliates(1)........................................      81,980       96,290      105,198
    Other................................................     205,146      316,225      265,985
                                                           ----------   ----------   ----------
                                                              287,126      412,515      371,183
                                                           ----------   ----------   ----------
Net premiums earned......................................  $3,171,226   $2,369,452   $1,790,339
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------
Gross incurred losses and loss adjustment expenses.......  $2,470,038   $1,988,395   $2,095,030
Reinsurance ceded........................................     236,591      192,043      533,501
                                                           ----------   ----------   ----------
Net losses and loss adjustment expenses..................  $2,233,447   $1,796,352   $1,561,529
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

(1) Premiums written and earned that were ceded to affiliates include amounts which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates. Ceded premiums written include $79 million, $50 million and $56 million in 2003, 2002 and 2001, respectively, and ceded premiums earned include $71 million, $48 million and $55 million in 2003, 2002 and 2001, respectively, related to such arrangements.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. REINSURANCE CEDED (CONTINUED)
    Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and loss adjustment expenses. Such balances at December 31, 2003 and 2002 are comprised as follows:

                                                              2003                    2002
                                                      ---------------------   ---------------------
                                                      AFFILIATES    OTHER     Affiliates    Other
                                                      ----------    -----     ----------    -----
                                                                     (in thousands)
Paid................................................   $  7,982    $ 25,887    $  9,819    $ 46,124
Unpaid..............................................    213,704     622,340     181,885     579,760
                                                       --------    --------    --------    --------
    Total...........................................   $221,686    $648,227    $191,704    $625,884
                                                       --------    --------    --------    --------
                                                       --------    --------    --------    --------

    Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $13.0 million in both 2003 and 2002. TRH evaluates the financial condition of its retrocessionnaires through a security committee. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds and letters of credit to collateralize these amounts. Such funds and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH.

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

    A significant portion of assets and liabilities of TRH's international operations relate to the countries where ceding companies and reinsurers are located. Most investments are located in the country of domicile of these operations. In addition to licensing requirements, TRH's international operations are regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possibilities of tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted.

    While the great majority of premium revenues and assets relate to the regions where particular offices are located, a portion of such amounts are derived from other regions of the world. In addition, two large international brokers, respectively, accounted for non-affiliated business equal to 16% and 13% in 2003, 14% and 13% in 2002 and 14% and 15% in 2001, of consolidated revenues, with a significant portion in each segment. Further, one non-affiliated customer accounted for approximately 5%, 8% and 12% of consolidated revenues in 2003, 2002 and 2001, respectively. Revenues from such customer, a significant portion of which were obtained through the two large international brokers discussed above, are included principally in the International-Europe segment, for all periods discussed.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. SEGMENT INFORMATION (CONTINUED)
    The following table is a summary of financial data by segment:

                                                              2003         2002         2001
                                                              ----         ----         ----
                                                                      (in thousands)
Domestic:
    Net premiums written.................................  $1,840,787   $1,362,607   $1,012,983
    Net premiums earned..................................   1,748,715    1,303,584      933,809
    Net investment income................................     189,648      182,564      180,154
    Revenues(1)(2).......................................   1,941,640    1,478,823    1,114,204
    Net losses and loss adjustment expenses(4)(8)........   1,237,875      951,429      805,424
    Underwriting expenses(5).............................     475,844      376,226      300,691
    Underwriting profit (loss)(6)........................      53,411      (11,064)    (159,914)
    Income before income taxes(1)(8).....................     244,055      163,128       19,589
    Assets(7)............................................   5,610,070    4,935,354    4,782,701

                                                              2003         2002         2001
                                                              ----         ----         ----
                                                                      (in thousands)
International-Europe:
    Net premiums written.................................  $1,164,521   $  848,646   $  686,849
    Net premiums earned..................................   1,106,963      809,395      667,233
    Net investment income................................      67,416       57,607       48,724
    Revenues(1)(2)(3)....................................   1,175,656      867,595      715,987
    Net losses and loss adjustment expenses(4)(8)........     812,642      645,505      614,064
    Underwriting expenses(5).............................     287,540      194,207      152,667
    Underwriting profit (loss)(6)........................      23,212      (19,018)     (93,202)
    Income (loss) before income taxes(1)(3)(8)...........      92,051       39,701      (43,898)
    Assets(7)............................................   2,426,818    1,810,038    1,495,774

                                                              2003         2002         2001
                                                              ----         ----         ----
                                                                      (in thousands)
International-Other:
    Net premiums written.................................  $  335,769   $  288,906   $  205,815
    Net premiums earned..................................     315,548      256,473      189,297
    Net investment income................................      13,908       11,855       11,205
    Revenues(1)(2).......................................     334,844      269,109      199,991
    Net losses and loss adjustment expenses(4)...........     182,930      199,418      142,041
    Underwriting expenses(5).............................     106,821       92,146       73,604
    Underwriting profit (loss)(6)........................      31,596      (27,576)     (20,513)
    Income (loss) before income taxes(1).................      50,568      (14,509)      (9,798)
    Assets(7)............................................     670,870      541,133      462,828

                                                              2003         2002         2001
                                                              ----         ----         ----
                                                                      (in thousands)
Consolidated:
    Net premiums written.................................  $3,341,077   $2,500,159   $1,905,647
    Net premiums earned..................................   3,171,226    2,369,452    1,790,339
    Net investment income................................     270,972      252,026      240,083
    Revenues(1)(2)(3)....................................   3,452,140    2,615,527    2,030,182
    Net losses and loss adjustment expenses(4)(8)........   2,233,447    1,796,352    1,561,529
    Underwriting expenses(5).............................     870,205      662,579      526,962
    Underwriting profit (loss)(6)........................     108,219      (57,658)    (273,629)
    Income (loss) before income taxes(1)(3)(8)...........     386,674      188,320      (34,107)
    Assets(7)............................................   8,707,758    7,286,525    6,741,303

                                                        (footnotes on next page)

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. SEGMENT INFORMATION (CONTINUED)
(footnotes from previous page)

(1) Domestic revenues and income before income taxes include realized net capital gains (losses) of $3,277, ($7,325) and $241 in 2003, 2002 and 2001, respectively. International-Other revenues and income (loss) before income taxes include realized net capital gains (losses) of $5,388, $781 and ($511) in 2003, 2002 and 2001, respectively. Realized net capital gains (losses) for International-Europe in each of the years presented are not material.

(2) Net revenues from affiliates approximate $533,700, $230,900 and $100,300 in 2003, 2002 and 2001, respectively, and are included primarily in Domestic and, for 2003 and 2002 only, International-Europe revenues.

(3) Includes revenues from the London, England office of $711,876, $525,520 and $435,007 in 2003, 2002 and 2001, respectively.

(4) Results for 2002 include pre-tax net losses and loss adjustment expenses of $100 million (representing $55 million, $30 million and $15 million from Domestic operations, International-Europe operations and
    International-Other operations, respectively) related to the fourth quarter increase in net loss reserves in certain casualty lines (see Note 5 of Notes to Consolidated Financial Statements).

(5) Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(6) Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(7) As of December 31.

(8) Results for 2001 include pre-tax net losses and loss adjustment expenses of $200 million (representing $100 million from Domestic operations and $100 million from International-Europe operations) from the September 11th terrorist attack (see Note 8 of Notes to Consolidated Financial Statements).

    Net premiums earned by major product line are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                              ----         ----         ----
                                                                      (in thousands)
Casualty:
    Other liability(1)...................................  $  709,629   $  462,962   $  335,096
    Auto liability.......................................     659,522      610,839      491,307
    Medical malpractice..................................     322,196      216,535      156,695
    Ocean marine and aviation............................     243,846      158,161      138,886
    Surety and credit....................................     129,111       97,887       86,670
    Accident and health..................................     118,375      125,381      126,883
    Other................................................     193,317      107,359       85,983
                                                           ----------   ----------   ----------
        Total casualty...................................   2,375,996    1,779,124    1,421,520
                                                           ----------   ----------   ----------
Property:
    Fire.................................................     357,777      244,537      171,519
    Homeowners multiple peril............................     125,299       91,624       63,352
    Auto physical damage.................................     119,734       98,487       49,645
    Allied lines.........................................      97,184       67,695       33,990
    Other................................................      95,236       87,985       50,313
                                                           ----------   ----------   ----------
        Total property...................................     795,230      590,328      368,819
                                                           ----------   ----------   ----------
        Total............................................  $3,171,226   $2,369,452   $1,790,339
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

(1) A majority of the amounts within the other liability line relates to more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability and, to a lesser extent, environmental impairment liability.

16. COMMITMENTS AND CONTINGENT LIABILITIES

    (a) LEGAL PROCEEDINGS: TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its results of operations, financial position or cash flows.

    (b) COMMERCIAL COMMITMENTS: In the normal course of business, TRH has issued letters of credit to ceding companies amounting to $71,926,000. Where TRH provides a letter of credit, it is generally contractually obligated to continue to provide a letter of credit to the ceding company in the future to secure certain reserves and other balances.

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
(c) LEASES: As of December 31, 2003, the future minimum lease payments (principally for leased office space) under various long-term operating leases were as follows:

                                                              (in thousands)
                                                              --------------
2004........................................................     $ 8,770
2005........................................................       7,717
2006........................................................       5,826
2007........................................................       5,562
2008........................................................       5,577
Remaining years after 2008 (from 2009 to 2021)..............      49,999
                                                                 -------
    Total...................................................     $83,451
                                                                 -------
                                                                 -------

    Rent expense approximated $8,804,000, $8,249,000 and $7,844,000 in 2003,
2002 and 2001, respectively.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 2003 and 2002. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations for such periods have been made.

                                                                             THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                                 MARCH 31,             JUNE 30,            SEPTEMBER 30,         DECEMBER 31,
                                            -------------------   -------------------   -------------------   -------------------
                                              2003       2002       2003       2002       2003       2002       2003       2002
                                              ----       ----       ----       ----       ----       ----       ----       ----
                                                                    (in thousands, except per share data)
       Net premiums written...............  $768,081   $563,555   $802,850   $592,026   $901,255   $687,207   $868,891   $657,371
       Net premiums earned................   692,167    556,003    762,763    551,828    863,659    637,346    852,637    624,275
       Net investment income..............    64,614     62,032     68,481     64,354     68,489     63,476     69,388     62,164
       Realized net capital gains
        (losses)..........................       538     (4,915)       731      3,369      5,501      1,915      3,172     (6,320)
       Net income (loss)(1)...............    62,828     52,923     75,178     61,509     80,780     61,271     84,858     (6,385)
       Net income (loss) per common
        share:(1)
          Basic...........................      1.20       1.01       1.43       1.18       1.54       1.17       1.62      (0.12)
          Diluted(2)......................      1.19       1.00       1.43       1.16       1.53       1.16       1.61      (0.12)

---------

(1) Net loss for the fourth quarter of 2002 includes a charge of $65 million (after-tax), related to the increase in net loss and loss adjustment expense reserves in certain casualty lines (see Note 5).

(2) As the impact of potential shares for the three-month period ended
    December 31, 2002 is antidilutive (i.e., reduces the loss per common share) because there is a loss from continuing operations, potential shares are not included in the diluted net loss per common share calculation for that period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

    TRH's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH's management, including TRH's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures provided reasonable assurance of effectiveness as of the end of the period covered by this report. In addition, there has been no change in TRH's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, TRH's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning directors of the Company and our code of ethics is included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the '2004 Proxy Statement'), in the section captioned 'Election of Directors,' and such information is incorporated herein by reference. We intend to adopt a code of ethics that applies to our principal executive officer and principal financial and accounting officer, that establishes minimum standards of professional responsibility and ethical conduct. This code of ethics will be available on our website at http://www.transre.com, prior to our 2004 annual meeting. If we make any substantive amendments to this code of ethics or grant any waiver from a provision of this code for such persons, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K. Information required by this Item concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned 'Directors and Executive Officers of the Registrant.' Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 2004 Proxy Statement under the caption 'Election of Directors: `Ownership of Certain Securities,' ' and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is included in the 2004 Proxy Statement in the sections captioned 'Election of Directors: `Compensation of Directors and Executive Officers,' `Compensation Committee Interlocks and Insider Participation' and `Pension Benefits,' ' and such information is incorporated herein by reference. The sections of the 2004 Proxy Statement captioned 'Election of Directors: `Committee Reports on Executive Compensation' and `Performance Graph' ' are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information required by this Item is included in the 2004 Proxy Statement in the sections captioned 'Beneficial Ownership' and 'Election of Directors:
`Ownership of Certain Securities,' ' and such information is incorporated herein by reference.

    In addition, summarized information with respect to equity compensation granted by the Company are as follows:

                                                                                   NUMBER OF
                                              NUMBER OF                           SECURITIES
                                              SECURITIES                           REMAINING
                                             TO BE ISSUED   WEIGHTED AVERAGE     AVAILABLE FOR
                                             ON EXERCISE     EXERCISE PRICE     FUTURE ISSUANCE
                                              OF EQUITY      OF OUTSTANDING      UNDER EQUITY
                                             COMPENSATION   EQUITY SECURITIES    COMPENSATION
                                                PLANS            GRANTED             PLANS
                                                -----            -------             -----
Equity compensation plans approved by
  security holders.........................   2,178,724          $59.68            1,498,434
Equity compensation plan not approved by
  security holders.........................      45,000           22.67                   --
                                              ---------                            ---------
    Total..................................   2,223,724           58.93            1,498,434
                                              ---------                            ---------
                                              ---------                            ---------

    The equity compensation plan not approved by security holders is composed of options granted in 1994 by the Stock Option Plan Committee to certain non-employee directors of the Company who were directors, officers and employees of AIG, to purchase shares of the Company's common stock at $22.67 per share. Such options were granted outside of, but on substantially the same terms as the 'Transatlantic Holdings, Inc. 1990 Stock Option Plan.' As of year-end 2003, those options granted in 1994 were exercisable, as none have been exercised or forfeited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is included in the 2004 Proxy Statement in the sections captioned 'Election of Directors: `Compensation Committee Interlocks and Insider Participation,' `Relationship with AIG,' `AIG Group Reinsurance,' `Certain Transactions with the AIG Group' and `Relationship with SICO and Starr,' ' and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information required by this item is included in the 2004 Proxy Statement in the sections captioned 'Ratification of Selection of Independent Accountants,' and such information is incorporated herein by reference.

                                    PART IV

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

        2. Exhibits

           21.1 -- Subsidiaries of Registrant.

           23.1 -- Consent of PricewaterhouseCoopers LLP.

           31.1 -- Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.

           31.2 -- Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.

           32.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.

           32.2 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.

        See accompanying Exhibit Index for additional Exhibits incorporated by reference.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of 2003.

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

March 9, 2004

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                                      TITLE                      DATE
             ---------                                      -----                      ----
           /s/ ROBERT F. ORLICH             President and Chief Executive Officer    March 9, 2004
...........................................    (principal executive officer);
             Robert F. Orlich                 Director


          /s/ STEVEN S. SKALICKY            Executive Vice President and Chief       March 9, 2004
 .........................................    Financial Officer (principal
            Steven S. Skalicky                financial and accounting officer)

             /s/ JAMES BALOG                Director                                 March 9, 2004
 .........................................
               James Balog

                                            Director
 .........................................
             C. Fred Bergsten

           /s/ M. R. GREENBERG              Director                                 March 10, 2004
 .........................................
             M. R. Greenberg

                                            Director
 .........................................
              Tomio Higuchi

          /s/ JOHN J. MACKOWSKI             Director                                 March 9, 2004
 .........................................
            John J. Mackowski

          /s/ EDWARD E. MATTHEWS            Director                                 March 10, 2004
 .........................................
            Edward E. Matthews

           /s/ HOWARD I. SMITH              Director                                 March 10, 2004
 .........................................
             Howard I. Smith

           /s/ THOMAS R. TIZZIO             Director                                 March 10, 2004
 .........................................
             Thomas R. Tizzio

                                                                      SCHEDULE I

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 2003

                                                                                      AMOUNT AT
                                                                                     WHICH SHOWN
                                                            COST OR                    IN THE
                                                           AMORTIZED      MARKET       BALANCE
                   TYPE OF INVESTMENT                       COST(1)       VALUE         SHEET
                   ------------------                       -------       -----         -----
                                                                      (in thousands)
Fixed maturities:
    U.S. Government and government agencies and
      authorities........................................  $  275,765   $  279,498   $  279,498
    States, foreign and domestic municipalities and
      political subdivisions.............................   3,760,515    3,935,961    3,923,813
    Foreign governments..................................     140,260      141,274      141,274
    Public utilities.....................................      13,384       13,826       13,826
    All other corporate..................................   1,023,861    1,045,128    1,045,128
                                                           ----------   ----------   ----------
        Total fixed maturities...........................   5,213,785    5,415,687    5,403,539
                                                           ----------   ----------   ----------
Equities:
    Common stocks:
        Public utilities.................................      14,312       15,169       15,169
        Banks, trust and insurance companies.............      95,332       96,411       96,411
        Industrial, miscellaneous and all other..........     385,734      443,675      443,675
                                                           ----------   ----------   ----------
            Total common stocks..........................     495,378      555,255      555,255
    Nonredeemable preferred stocks.......................      29,310       29,131       29,131
                                                           ----------   ----------   ----------
            Total equities...............................     524,688      584,386      584,386
                                                           ----------   ----------   ----------
Other invested assets....................................     183,556      183,773      183,773
                                                           ----------   ----------   ----------
Short-term investment of funds received under securities
  loan agreements........................................     485,869      485,869      485,869
                                                           ----------   ----------   ----------
Short-term investments...................................      26,711       26,711       26,711
                                                           ----------   ----------   ----------
            Total investments............................  $6,434,609   $6,696,426   $6,684,278
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

---------

(1) Investments in fixed maturities are shown at amortized cost.

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (PARENT COMPANY ONLY)
                        AS OF DECEMBER 31, 2003 AND 2002

                                                                 2003         2002
                                                                 ----         ----
                                                                  (in thousands,
                                                                except share data)
Assets:
    Fixed maturities available for sale, at market value
      (amortized cost: 2003 -- $23,272; 2002 -- $21,157)
      (pledged, at market value: 2003 -- $11,104;
      2002 -- $10,930)......................................  $   24,645   $   22,857
    Short-term investment of funds received under securities
      loan agreements.......................................      11,569       11,146
    Cash and cash equivalents...............................         462          106
    Investment in subsidiaries..............................   2,352,194    2,009,842
    Other assets............................................       3,367          945
    Dividend due from subsidiary............................       5,750        5,200
                                                              ----------   ----------
        Total assets........................................  $2,397,987   $2,050,096
                                                              ----------   ----------
                                                              ----------   ----------
Liabilities:
    Payable under securities loan agreements................  $   11,569   $   11,146
    Dividends payable.......................................       5,750        5,200
    Accrued liabilities.....................................       4,081        2,983
                                                              ----------   ----------
        Total liabilities...................................      21,400       19,329
                                                              ----------   ----------
Stockholders' equity:
    Preferred Stock.........................................          --           --
    Common Stock............................................      53,333       53,225
    Additional paid-in capital..............................     196,645      192,141
    Accumulated other comprehensive income..................     120,770       60,644
    Retained earnings.......................................   2,020,282    1,739,200
    Treasury Stock, at cost; 864,200 shares of common
      stock.................................................     (14,443)     (14,443)
                                                              ----------   ----------
        Total stockholders' equity..........................   2,376,587    2,030,767
                                                              ----------   ----------
        Total liabilities and stockholders' equity..........  $2,397,987   $2,050,096
                                                              ----------   ----------
                                                              ----------   ----------

 See Notes to Condensed Financial Information of Registrant -- (Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                            STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003       2002       2001
                                                                ----       ----       ----
                                                                      (in thousands)
Revenues:
    Net investment income (principally dividends from
      subsidiary)...........................................  $ 23,705   $ 21,822   $ 22,964
    Equity in undistributed income (loss) of subsidiaries...   282,013    148,342     (2,883)
                                                              --------   --------   --------
        Total revenues......................................   305,718    170,164     20,081
Operating expenses..........................................     2,526        687      1,148
                                                              --------   --------   --------
Income before income taxes..................................   303,192    169,477     18,933
Income taxes (benefits) -- current..........................      (452)       159         41
                                                              --------   --------   --------
        Net income..........................................  $303,644   $169,318   $ 18,892
                                                              --------   --------   --------
                                                              --------   --------   --------

 See Notes to Condensed Financial Information of Registrant -- (Parent Company
                                     Only)

                                                                     SCHEDULE II

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003        2002        2001
                                                                ----        ----        ----
                                                                       (in thousands)
Cash flows from operating activities:
    Net income..............................................  $ 303,644   $ 169,318   $  18,892
                                                              ---------   ---------   ---------
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Equity in undistributed (income) loss of
          subsidiaries......................................   (282,013)   (148,342)      2,883
        Change in dividend due from subsidiary..............       (550)     (5,200)      4,700
        Changes in other assets and accrued liabilities.....       (137)      5,204      (5,659)
                                                              ---------   ---------   ---------
            Total adjustments...............................   (282,700)   (148,338)      1,924
                                                              ---------   ---------   ---------
            Net cash provided by operating activities.......     20,944      20,980      20,816
                                                              ---------   ---------   ---------
Cash flows from investing activities:
    Proceeds of fixed maturities sold.......................         --          --       6,799
    Purchase of fixed maturities............................     (2,148)     (3,845)     (7,905)
    Net (purchase) sale of short-term investment of funds
      received under securities loan agreements.............       (423)      1,620     (12,766)
                                                              ---------   ---------   ---------
            Net cash used in investing activities...........     (2,571)     (2,225)    (13,872)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
    Net funds received (disbursed) under securities loan
      agreements............................................        423      (1,620)     12,766
    Dividends to stockholders...............................    (22,012)    (20,505)    (19,554)
    Proceeds from common stock issued.......................      3,572       3,003       4,319
    Acquisition of treasury stock...........................         --          --      (4,443)
                                                              ---------   ---------   ---------
            Net cash used in financing activities...........    (18,017)    (19,122)     (6,912)
                                                              ---------   ---------   ---------
            Change in cash and cash equivalents.............        356        (367)         32
Cash and cash equivalents, beginning of year................        106         473         441
                                                              ---------   ---------   ---------
            Cash and cash equivalents, end of year..........  $     462   $     106   $     473
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

---------

Notes to Condensed Financial Information of Registrant -- (Parent Company Only)

(1) The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2) Investment in subsidiaries is reflected on the equity method.

                                                                    SCHEDULE III

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
      AS OF DECEMBER 31, 2003, 2002 AND 2001 AND FOR THE YEARS THEN ENDED

                                                  UNPAID
                                                LOSSES AND
                             DEFERRED              LOSS                                 NET                NET
                            ACQUISITION         ADJUSTMENT         UNEARNED           PREMIUMS          INVESTMENT
                               COSTS             EXPENSES          PREMIUMS            EARNED             INCOME
                               -----             --------          --------            ------             ------
                                                                (in thousands)
2003
 PROPERTY-CASUALTY
   DOMESTIC...............   $ 79,877          $2,823,704          $457,571          $1,748,715          $189,648
   INTERNATIONAL:
      EUROPE..............     53,755           1,624,365           279,056           1,106,963            67,416
      OTHER...............     39,980             357,429           180,728             315,548            13,908
                             --------          ----------          --------          ----------          --------
         CONSOLIDATED.....   $173,612          $4,805,498          $917,355          $3,171,226          $270,972
                             --------          ----------          --------          ----------          --------
                             --------          ----------          --------          ----------          --------
2002
 Property-Casualty
   Domestic...............   $ 61,462          $2,454,838          $362,544          $1,303,584          $182,564
   International:
      Europe..............     37,324           1,299,610           192,434             809,395            57,607
      Other...............     34,181             278,136           152,938             256,473            11,855
                             --------          ----------          --------          ----------          --------
         Consolidated.....   $132,967          $4,032,584          $707,916          $2,369,452          $252,026
                             --------          ----------          --------          ----------          --------
                             --------          ----------          --------          ----------          --------

2001
 Property-Casualty
   Domestic...............   $ 48,455          $2,392,156          $303,398          $  933,809          $180,154
   International:
      Europe..............     26,025           1,128,633           137,177             667,233            48,724
      Other...............     26,666             226,794           113,159             189,297            11,205
                             --------          ----------          --------          ----------          --------
         Consolidated.....   $101,146          $3,747,583          $553,734          $1,790,339          $240,083
                             --------          ----------          --------          ----------          --------
                             --------          ----------          --------          ----------          --------

                                                   NET
                                               COMMISSIONS
                            NET LOSSES         AND CHANGE
                             AND LOSS          IN DEFERRED            OTHER                NET
                            ADJUSTMENT         ACQUISITION         UNDERWRITING          PREMIUMS
                             EXPENSES             COSTS              EXPENSES            WRITTEN
                             --------             -----              --------            -------
                                                        (in thousands)
2003
 PROPERTY-CASUALTY
   DOMESTIC............... $1,237,875           $428,096             $29,333            $1,840,787
   INTERNATIONAL:
      EUROPE..............    812,642            246,510              24,599             1,164,521
      OTHER...............    182,930             89,429              11,593               335,769
                           ----------           --------             -------            ----------
         CONSOLIDATED..... $2,233,447           $764,035             $65,525            $3,341,077
                           ----------           --------             -------            ----------
                           ----------           --------             -------            ----------
2002
 Property-Casualty
   Domestic..............   $ 951,429           $336,834             $26,385            $1,362,607
   International:
      Europe..............    645,505            163,807              19,101               848,646
      Other...............    199,418             75,077               9,554               288,906
                           ----------           --------             -------            ----------
         Consolidated..... $1,796,352           $575,718             $55,040            $2,500,159
                           ----------           --------             -------            ----------
                           ----------           --------             -------            ----------
2001
 Property-Casualty
   Domestic...............  $ 805,424           $263,529             $24,770            $1,012,983
   International:
      Europe..............    614,064            129,042              17,329               686,849
      Other...............    142,041             57,805               9,964               205,815
                           ----------           --------             -------            ----------
         Consolidated..... $1,561,529           $450,376             $52,063            $1,905,647
                           ----------           --------             -------            ----------
                           ----------           --------             -------            ----------

                                                                     SCHEDULE IV

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                        PERCENTAGE
                                                                                            OF
                                                  CEDED TO     ASSUMED                    AMOUNT
                                          GROSS     OTHER     FROM OTHER                 ASSUMED
                                          AMOUNT  COMPANIES   COMPANIES    NET AMOUNT     TO NET
                                          ------  ---------   ---------    ----------     ------
                                                               (in thousands)
2003
    PREMIUMS WRITTEN:
        PROPERTY-CASUALTY...............    --    $296,832    $3,637,909   $3,341,077      109%

2002
    Premiums written:
        Property-Casualty...............    --    $427,098    $2,927,257   $2,500,159      117%

2001
    Premiums written:
        Property-Casualty...............    --    $392,249    $2,297,896   $1,905,647      121%

                                                                     SCHEDULE VI

                 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
      AS OF DECEMBER 31, 2003, 2002 AND 2001 AND FOR THE YEARS THEN ENDED

                                                                                                  NET LOSSES AND LOSS
                                       UNPAID                                                     ADJUSTMENT EXPENSES     NET PAID
                                     LOSSES AND                                                       RELATED TO         LOSSES AND
                        DEFERRED        LOSS      DISCOUNT                NET          NET       ---------------------      LOSS
                       ACQUISITION   ADJUSTMENT    IF ANY   UNEARNED    PREMIUMS    INVESTMENT    CURRENT      PRIOR     ADJUSTMENT
                          COSTS       EXPENSES    DEDUCTED  PREMIUMS     EARNED       INCOME        YEAR       YEARS      EXPENSES
                          -----       --------    --------  --------     ------       ------        ----       -----      --------
                                                                      (in thousands)
2003.................   $173,612     $4,805,498      --     $917,355   $3,171,226    $270,972    $1,910,860   $322,587   $1,534,933
2002.................   $132,967     $4,032,584      --     $707,916   $2,369,452    $252,026    $1,457,226   $339,126   $1,447,333
2001.................   $101,146     $3,747,583      --     $553,734   $1,790,339    $240,083    $1,525,857   $ 35,672   $1,267,559

                           NET
                       COMMISSIONS
                       AND CHANGE
                       IN DEFERRED      NET
                       ACQUISITION    PREMIUMS
                          COSTS       WRITTEN
                          -----       -------
                            (in thousands)
2003.................   $764,035     $3,341,077
2002.................   $575,718     $2,500,159
2001.................   $450,376     $1,905,647

                                 EXHIBIT INDEX

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
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

10.7(a)-- Transatlantic Holdings, Inc. 1990
          Employee Stock Purchase Plan*...........  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-41474)
                                                      and incorporated herein by reference.

10.7(b)-- Amended Transatlantic Holdings, Inc.
          1990 Stock Option Plan*.................  Filed as exhibit to the Company's 1992
                                                      Quarterly Report on Form 10-Q for the
                                                      quarter ended June 30, 1992 (File
                                                      No. 1-10545) and incorporated herein by
                                                      reference.

10.7(c)-- Transatlantic Holdings, Inc. 1995 Stock
          Option Plan and form of Director Option
          Agreement*..............................  Filed as exhibits to the Company's
                                                      Registration Statement on Form S-8 (File
                                                      No. 33-99764) and incorporated herein by
                                                      reference.

10.7(d)-- Amendment to Transatlantic Holdings,
          Inc. 1990 Employee Stock Purchase Plan,
          effective as of December 7, 1995*.......  Filed as exhibit to the Company's Current
                                                      Report on Form 8-K (File No. 1-10545)
                                                      dated January 31, 1996, and incorporated
                                                      herein by reference.

10.7(e)-- Transatlantic Holdings, Inc. 2000 Stock
          Option Plan*............................  Filed as exhibit to the Company's
                                                      Registration Statement on Form S-8 (File
                                                      No. 333-50298) and incorporated herein
                                                      by reference.

10.7(f)-- Transatlantic Holdings, Inc. 2003 Stock
          Incentive Plan*.........................  Filed as exhibit to the Company's
                                                      Registration Statement on Form S-8 (File
                                                      No. 333-111513) and incorporated herein
                                                      by reference.

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

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
10.10  -- Transatlantic Reinsurance Company 1979
          Stock Option Plan*......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.11  -- Quota Share Reinsurance Treaty between
          National Union Fire Insurance Company of
          Pittsburgh, Pa. and Transatlantic
          Reinsurance Company, dated June 5,
          1978....................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.12  -- Quota Share Reinsurance Treaty between
          New Hampshire Insurance Company and
          Transatlantic Reinsurance Company, dated
          February 9, 1978........................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.13  -- Quota Share Reinsurance Treaty between
          American International Underwriters
          Overseas Ltd. and Transatlantic
          Reinsurance Company, dated
          September 22, 1978......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.14  -- Surplus Treaty between American
          International Group Companies and
          Transatlantic Reinsurance Company, dated
          September 29, 1989......................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.15  -- Quota Share Reinsurance Treaty among
          Lexington Insurance Company, Landmark
          Insurance Company, New Hampshire
          Insurance Company and Transatlantic
          Reinsurance Company, dated February 28,
          1990....................................  Filed as exhibit to the Company's
                                                      Registration statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.16  -- Representative Facultative Insurance
          Certificate for Casualty Reinsurance
          Risk (Certificate between National Union
          Fire Insurance Company of Pittsburgh,
          Pa. and Transatlantic Reinsurance
          Company, dated January 9, 1990).........  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.
10.17  -- Representative Facultative Insurance
          Certificate for Property Reinsurance
          Risk (Certificate between American Home
          Assurance Company and Transatlantic
          Reinsurance Company, dated March 7,
          1990)...................................  Filed as exhibit to the Company's
                                                      Registration Statement (File No. 33-34433)
                                                      and incorporated herein by reference.

EXHIBIT
  NO.                  DESCRIPTION                                   LOCATION
  ---                  -----------                                   --------
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

23.1   -- Consent of PricewaterhouseCoopers
          LLP.....................................  Filed herewith.

31.1   -- Certification pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002, by
          Robert F. Orlich, President and Chief
          Executive Officer.......................  Filed herewith.

31.2 -- Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice
          President and Chief Financial Officer...  Filed herewith.

32.1   -- Certification pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of
          2002, by Robert F. Orlich, President and
          Chief Executive Officer.................  Provided herewith.

32.2   -- Certification pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of
          2002, by Steven S. Skalicky, Executive
          Vice President and Chief Financial
          Officer.................................  Provided herewith.

---------

* Management compensation plan.