Form 10-Q
period 2004-03-31
TRANSATLANTIC HOLDINGS INC
filed 2004-05-07
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From          to
                                              --------    --------

                         Commission File Number 1-10545
                                                -------

                          TRANSATLANTIC HOLDINGS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            13-3355897
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

   80 Pine Street, New York, New York                              10005
   ----------------------------------                              -----
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

                                 YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2004. 52,541,342
                                    ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                       PAGE
                                                                                       ----
ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of March 31, 2004 (unaudited)
             and December 31, 2003..................................................     1

          Consolidated Statements of Operations for the three months ended
             March 31, 2004 and 2003 (unaudited)....................................     2

          Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 2004 and 2003 (unaudited)..............................     3

          Consolidated Statements of Comprehensive Income for the three months
             ended March 31, 2004 and 2003 (unaudited)..............................     4

          Notes to Condensed Consolidated Financial Statements (unaudited)..........     5


Cautionary Statement Regarding Forward-Looking Information..........................    11


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results
             of Operations..........................................................    12

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk................    24

ITEM 4.   Controls and Procedures...................................................    25


                           PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
             Equity Securities......................................................    26

ITEM 6.   Exhibits and Reports on Form 8-K..........................................    26

Signatures..........................................................................    26

Exhibit Index.......................................................................    27

Part I - Item 1

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2004 and December 31, 2003

                                                                                  (Unaudited)
                                                                                      2004         2003
                                                                                  -----------   ----------
                                                                                    (in thousands, except
                                                                                         share data)
                                     ASSETS
Investments and cash:
   Fixed maturities:
      Held to maturity, at amortized cost (market value: 2004-$737,216;
         2003-$634,768)                                                            $  718,600   $  622,620
      Available for sale, at market value (amortized cost: 2004-$4,765,559;
         2003-$4,591,165) (pledged, at market value: 2004-$625,038;
         2003-$426,536)                                                             4,979,997    4,780,919
   Equities:
      Common stocks available for sale, at market value (cost: 2004-$513,444;
         2003-$495,378) (pledged, at market value: 2004-$25,490; 2003-$47,999)        558,727      555,255
      Nonredeemable preferred stocks available for sale, at market value
         (cost: 2004-$20,911; 2003-$29,310)                                            20,887       29,131
   Other invested assets                                                              212,088      183,773
   Short-term investment of funds received under securities loan agreements           666,927      485,869
   Short-term investments, at cost which approximates market value                     19,216       26,711
   Cash and cash equivalents                                                          154,484      182,887
                                                                                   ----------   ----------
         Total investments and cash                                                 7,330,926    6,867,165
Accrued investment income                                                             111,646      103,646
Premium balances receivable, net                                                      485,914      408,029
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
   Affiliates                                                                         214,216      221,686
   Other                                                                              641,211      648,227
Deferred acquisition costs                                                            177,478      173,612
Prepaid reinsurance premiums                                                          113,669       75,515
Deferred income taxes                                                                 195,226      165,670
Other assets                                                                           28,181       44,208
                                                                                   ----------   ----------
         Total assets                                                              $9,298,467   $8,707,758
                                                                                   ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                         $5,065,505   $4,805,498
Unearned premiums                                                                     981,820      917,355
Payable under securities loan agreements                                              666,927      485,869
Other liabilities                                                                     148,368      122,449
                                                                                   ----------   ----------
         Total liabilities                                                          6,862,620    6,331,171
                                                                                   ----------   ----------
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                             --           --
Common Stock, $1.00 par value; shares authorized: 100,000,000;
   shares issued: 2004-53,405,542; 2003-53,332,678                                     53,406       53,333
Additional paid-in capital                                                            200,739      196,645
Accumulated other comprehensive income                                                 91,987      120,770
Retained earnings                                                                   2,104,158    2,020,282
Treasury Stock, at cost; 864,200 shares of common stock                               (14,443)     (14,443)
                                                                                   ----------   ----------
         Total stockholders' equity                                                 2,435,847    2,376,587
                                                                                   ----------   ----------
         Total liabilities and stockholders' equity                                $9,298,467   $8,707,758
                                                                                   ==========   ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                              2004       2003
                                                           ---------   --------
                                                           (in thousands, except
                                                              per share data)
Revenues:
   Net premiums written                                     $907,470   $768,081
   Increase in net unearned premiums                         (14,323)   (75,914)
                                                            --------   --------

   Net premiums earned                                       893,147    692,167
   Net investment income                                      72,048     64,614
   Realized net capital gains                                  7,249        538
                                                            --------   --------

                                                             972,444    757,319
                                                            --------   --------
Expenses:
   Net losses and loss adjustment expenses                   622,211    476,989
   Net commissions                                           219,109    203,560
   Other underwriting expenses                                18,188     15,384
   Increase in deferred acquisition costs                     (3,867)   (18,152)
   Other deductions, net                                       1,317        330
                                                            --------   --------

                                                             856,958    678,111
                                                            --------   --------

Income before income taxes                                   115,486     79,208
Income taxes                                                  25,833     16,380
                                                            --------   --------

Net income                                                  $ 89,653   $ 62,828
                                                            ========   ========
Net income per common share:
   Basic                                                    $   1.71   $   1.20
   Diluted                                                      1.69       1.19

Dividends per common share                                     0.110      0.100

Weighted average common shares outstanding:
   Basic                                                      52,506     52,372
   Diluted                                                    52,973     52,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                         ---------------------
                                                                            2004        2003
                                                                         ---------   ---------
                                                                             (in thousands)
Net cash provided by operating activities                                $ 234,581   $ 287,933
                                                                         ---------   ---------
Cash flows from investing activities:
   Proceeds of fixed maturities available for sale sold                    102,269     321,065
   Proceeds of fixed maturities available for sale redeemed or matured      85,543     163,343
   Proceeds of equities sold                                               195,804     127,011
   Purchase of fixed maturities held to maturity                           (96,631)   (217,868)
   Purchase of fixed maturities available for sale                        (361,942)   (403,193)
   Purchase of equities                                                   (193,053)   (117,684)
   Net purchase of other invested assets                                   (27,447)   (276,894)
   Net purchase of short-term investment of funds received under
      securities loan agreements                                          (181,058)    (47,274)
   Net sale (purchase) of short-term investments                             7,423     (23,307)
   Change in other liabilities for securities in course of settlement       26,828     151,907
   Other, net                                                               (2,411)       (102)
                                                                         ---------   ---------
      Net cash used in investing activities                               (444,675)   (322,996)
                                                                         ---------   ---------
Cash flows from financing activities:
   Net funds received under securities loan agreements                     181,058      47,274
   Dividends to stockholders                                                (5,777)     (5,210)
   Proceeds from common stock issued                                         3,485       1,000
   Other                                                                        (7)         91
                                                                         ---------   ---------
      Net cash provided by financing activities                            178,759      43,155
                                                                         ---------   ---------
Effect of exchange rate changes on cash and cash equivalents                 2,932       3,535
                                                                         ---------   ---------
      Change in cash and cash equivalents                                  (28,403)     11,627
Cash and cash equivalents, beginning of period                             182,887     127,402
                                                                         ---------   ---------
      Cash and cash equivalents, end of period                           $ 154,484   $ 139,029
                                                                         =========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            2004       2003
                                                          --------   --------
                                                             (in thousands)
Net income                                                $ 89,653   $ 62,828
                                                          --------   --------
Other comprehensive loss:
   Net unrealized appreciation of investments:
      Net unrealized holding gains                          18,365      6,921
      Related income tax effect                             (6,428)    (2,422)
      Reclassification adjustment for gains included in
         net income                                         (7,249)      (538)
      Related income tax effect                              2,537        188
                                                          --------   --------
                                                             7,225      4,149
                                                          --------   --------

   Net unrealized currency translation loss                (55,397)   (20,598)
   Related income tax effect                                19,389      7,209
                                                          --------   --------
                                                           (36,008)   (13,389)
                                                          --------   --------

Other comprehensive loss                                   (28,783)    (9,240)
                                                          --------   --------

Comprehensive income                                      $ 60,870   $ 53,588
                                                          ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

1.   General

     The condensed consolidated financial statements are unaudited, but have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements include the accounts of Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH). All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform the prior year's presentation with 2004.

     For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2003.

2.   Net Income Per Common Share

     Net income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.

                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                              2004      2003
                                                            -------   -------
                                                             (in thousands,
                                                         except per share data)
Net income (numerator)                                      $89,653   $62,828
                                                            =======   =======
Weighted average common shares outstanding
   used in the computation of net income per share:
   Average shares issued                                     53,370    53,236
   Less: Average shares in treasury                             864       864
                                                            -------   -------
   Average outstanding shares - basic (denominator)          52,506    52,372
   Average potential shares, principally stock options          467       317
                                                            -------   -------
   Average outstanding shares - diluted (denominator)        52,973    52,689
                                                            =======   =======
Net income per common share:
   Basic                                                    $  1.71   $  1.20
   Diluted                                                     1.69      1.19

3.   Change in Accounting Principle and Disclosure of Stock-Based Compensation

     Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accordance with that standard, TRH disclosed the pro forma impact on net income had all stock-based compensation cost been charged to earnings in accordance with the fair value based method prescribed in SFAS No. 123.

     On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income in the first quarters of 2004 and 2003 reflect stock-based compensation expenses, which are included in the Statements of Operations as a component of other deductions, net, primarily related to stock options granted after January 1, 2003. The impact of implementing the recognition provisions of SFAS No. 123 was not material to net income, financial condition or cash flows in the first quarter of 2004 or 2003. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS No. 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123), TRH's net income and net income per common share (on a pro forma basis) would have been as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                              2004     2003
                                                            -------   -------
                                                          (in thousands, except
                                                             per share data)
Net income:
   As reported                                              $89,653   $62,828
   Add: Stock-based employee compensation
      expense included in reported net income,
      net of related tax effects                                535        88
   Deduct: Total stock-based compensation
      expense determined under fair value based
      method for all awards, net of related tax effects      (1,165)     (861)
                                                            -------   -------
   Pro forma                                                $89,023   $62,055
                                                            =======   =======
Net income per common share:
   As reported:
      Basic                                                 $  1.71   $  1.20
      Diluted                                                  1.69      1.19
   Pro forma:
      Basic                                                    1.70      1.18
      Diluted                                                  1.68      1.18

     While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to net income in the first quarters of 2004 and 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to net income, as those charges under the prospective method of transition will not reflect costs associated with stock-based compensation issued or granted prior to January 1, 2003.

4.   Reinsurance

     Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2004        2003
                                                         ----------   ---------
                                                             (in thousands)
Gross premiums written                                   $1,042,062   $ 900,416
Reinsurance premiums ceded                                 (134,592)   (132,335)
                                                         ----------   ---------
Net premiums written                                     $  907,470   $ 768,081
                                                         ==========   =========

Gross premiums earned                                    $  989,585   $ 779,293
Reinsurance premiums ceded                                  (96,438)    (87,126)
                                                         ----------   ---------
Net premiums earned                                      $  893,147   $ 692,167
                                                         ==========   =========
Gross incurred losses and
   loss adjustment expenses                              $  640,950   $ 510,449
Reinsured losses and loss
   adjustment expenses ceded                                (18,739)    (33,460)
                                                         ----------   ---------
Net losses and loss
   adjustment expenses                                   $  622,211   $ 476,989
                                                         ==========   =========

5.   Cash Dividends

     During the first quarter of 2004, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.11 per common share, or approximately $5,750,000 in the aggregate.

6.   Income Taxes

     Income taxes paid (refunded), net, in the first quarter totaled $15,996,000 and ($32,224,000) in 2004 and 2003, respectively. Amounts referred to in this footnote are net of recoveries of income taxes previously paid, as applicable.

7.   Segment Information

     The following tables present a summary of comparative financial data by segment:

                                           Three Months Ended
                                               March 31,
                                          -------------------
                                            2004       2003
                                          --------   --------
                                             (in thousands)
Domestic:

Net premiums written                      $496,816   $418,135
Net premiums earned                        495,412    401,336
Net investment income                       47,827     45,985
Realized net capital gains (losses)          7,212       (487)
Revenues(1)                                550,451    446,834
Net losses and loss adjustment expenses    348,645    272,411
Underwriting expenses(2)                   136,512    122,783
Underwriting profit(3)                      11,115     10,778
Income before income taxes                  64,943     55,796

                                           Three Months Ended
                                               March 31,
                                          -------------------
                                            2004       2003
                                          --------   --------
                                             (in thousands)
International-Europe:

Net premiums written                      $328,254   $270,668
Net premiums earned                        306,977    219,896
Net investment income                       20,426     15,248
Realized net capital (losses) gains           (813)       155
Revenues(1)(4)                             326,590    235,299
Net losses and loss adjustment expenses    227,329    159,183
Underwriting expenses(2)                    72,384     64,650
Underwriting profit(3)                      12,527      7,660
Income before income taxes(4)               32,122     23,407

                                           Three Months Ended
                                               March 31,
                                          -------------------
                                            2004       2003
                                          --------   --------
                                             (in thousands)
International-Other:

Net premiums written                       $82,400    $79,278
Net premiums earned                         90,758     70,935
Net investment income                        3,795      3,381
Realized net capital gains                     850        870
Revenues(1)                                 95,403     75,186
Net losses and loss adjustment expenses     46,237     45,395
Underwriting expenses(2)                    28,401     31,511
Underwriting profit (loss)(3)               13,864     (4,052)
Income before income taxes                  18,421          5

                                           Three Months Ended
                                               March 31,
                                          -------------------
                                            2004       2003
                                          --------   --------
                                             (in thousands)
Consolidated:

Net premiums written                      $907,470   $768,081
Net premiums earned                        893,147    692,167
Net investment income                       72,048     64,614
Realized net capital gains                   7,249        538
Revenues(1)(4)                             972,444    757,319
Net losses and loss adjustment expenses    622,211    476,989
Underwriting expenses(2)                   237,297    218,944
Underwriting profit(3)                      37,506     14,386
Income before income taxes(4)              115,486     79,208

----------
(1) Net revenues from affiliates approximate $142,000 and $163,000 for the three months ended March 31, 2004 and 2003, respectively, and are included primarily in Domestic and International-Europe revenues.

(2) Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(3) Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(4) Includes revenues from the London, England office of $199,261 and $132,828 for the three months ended March 31, 2004 and 2003, respectively.

8.   Related Party Transactions

     Approximately $199.4 million (19.1%) and $191.6 million (21.3%) of gross premiums written by TRH in the first quarters of 2004 and 2003, respectively, were attributable to reinsurance purchased by other subsidiaries of American International Group, Inc. (AIG). The great majority of such gross premiums written were recorded in property, medical malpractice, other liability and auto liability lines. In addition, a portion of such gross premiums, namely, $133.5 million and $124.6 million in the first quarters of 2004 and 2003, respectively, resulted from certain insurance business written by other AIG subsidiaries that, by prearrangement with TRH, was almost entirely reinsured by TRH.

9.   Accounting Standards

     In December 2003, the FASB revised Interpretation No. 46 (FIN 46(R)), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46(R) defined a variable interest entity (VIE) as an entity that has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. FIN 46(R) requires a VIE to be consolidated by its primary beneficiary. All other entities are evaluated for consolidation under existing guidance. FIN 46(R) also requires disclosure of significant VIEs for which a company is not the primary beneficiary.

     The provisions of FIN 46(R) were effective for VIEs commonly referred to as special-purpose entities in the first interim or annual period ending after December 15, 2003 and for all other types of VIEs in the first interim or annual period ending after March 15, 2004. The application of FIN 46(R) did not have a material effect on results of operations, financial condition or cash flows in the first quarter of 2004.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "think," "thinks," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. These statements are not historical facts but instead represent only TRH's belief regarding future events and financial performance, many of which, by their nature, are inherently uncertain and outside of TRH's control. These statements may address, among other things, TRH's strategy and expectations for growth, product development, government and industry regulatory actions, market conditions, financial results and reserves, as well as the expected impact on TRH of natural and man-made (e.g., terrorist attacks) catastrophic events and political, economic, legal and social conditions. It is possible that TRH's actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH's actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions and cyclical industry conditions, credit quality, government, regulatory and accounting policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, and the uncertainties inherent in international operations, and are further discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I - Item 2

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2004

     Throughout this Quarterly Report on Form 10-Q, Transatlantic Holdings, Inc. and its subsidiaries (TRH) presents its operations in the way it believes will be most meaningful. TRH's unpaid losses and loss adjustment expenses net of related reinsurance recoverable (loss reserves) and TRH's combined ratio and its components are included herein and presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

FINANCIAL STATEMENTS

     The following discussion refers to the consolidated financial statements of TRH as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and American International Group, Inc. (AIG) and its subsidiaries. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)

EXECUTIVE OVERVIEW

     The operations of Transatlantic Holdings, Inc. (the Company) are conducted principally by its three major operating subsidiaries - Transatlantic Reinsurance Company (TRC), Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam) - and managed based on its geographic segments which are presented in this Form 10-Q as Domestic, International-Europe and International-Other. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis - structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

     TRH's operating strategy emphasizes product and geographic diversification as key elements in controlling its level of risk concentration. TRH also adjusts its mix of business to take advantage of market opportunities. Over time, TRH has also capitalized on market opportunities when they arise by strategically expanding operations in an existing location or opening a branch or representative office (except for the acquisition of TRZ in 1996) in new locations. TRH's operations that serve international markets grow by leveraging TRH's product knowledge, worldwide resources and financial strength, typically utilizing indigenous management and staff with a thorough knowledge of local markets and product characteristics.

     In recent years, casualty lines have comprised approximately three-quarters of TRH's net premiums written, while property lines comprise the balance. In addition, treaty reinsurance has totaled approximately 95% of net premiums written in such years, with the balance representing facultative accounts. Moreover, reinsurance assumed by international offices has represented almost half of net premiums written in such years. (See OPERATIONAL REVIEW for detailed period to period comparisons of such measures.)

     AIG, which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 60% of the common stock of the Company as of March 26, 2004.

     TRH's major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH's investments are in fixed maturity securities with an average duration of 5.4 years as of March 31, 2004. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH's revenues, income before income taxes and net income for the periods indicated:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2004

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                         2004     2003    Change
                                                        ------------------------
                                                          (dollars in millions)
Revenues                                                $972.4   $757.3    28.4%
Income before income taxes                               115.5     79.2    45.8
Net income                                                89.7     62.8    42.7

     CONSOLIDATED RESULTS AND MARKET CONDITIONS

     Revenues for the first quarter of 2004 grew significantly compared to the same prior year period, principally due to an increase in net premiums earned. TRH continued to benefit from rate increases in casualty lines (albeit at a slower pace than in 2003), offset, in part, by decreases in rates in many property classes, as well as from the greater number of favorable underwriting opportunities offered to global reinsurers with superior financial strength ratings and a full range of products, such as TRH. Though the pace of market improvement overall has slowed compared to a year ago, TRH believes market conditions continue to be strong in most classes and may remain so for the foreseeable future. While the markets in which TRH operates are highly competitive and have historically been cyclical, TRH cannot predict, with any reasonable certainty, future market conditions.

     Income before income taxes and net income improved in the first quarter of 2004 compared to the year ago quarter due primarily to improvements in underwriting profit from international operations, and, to a lesser extent, increases in net investment income and realized net capital gains. Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs. (See OPERATIONAL REVIEW for further discussion.)

     For the full year of 2004, TRH expects premiums to continue to grow and result in positive operating cash flow and increased net investment income as compared to 2003, absent any unusual loss events or other unforeseen developments. However, TRH believes that the percentage increase in net premiums written in the year 2004 over 2003 may be less than the 33.6% increase in the year 2003 compared to 2002, due largely to the overall tempering of premium rate increases in 2004 as compared to 2003.

     Further information related to items discussed in this EXECUTIVE OVERVIEW may be found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING ESTIMATES

     Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. We rely on historical experience, and on various other assumptions that we believe to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

     TRH believes its most critical accounting estimates are those with respect to loss reserves and deferred acquisition costs, as they require management's most significant exercise of judgment on both a quantitative and qualitative basis used in the preparation of TRH's consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation.

     The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2004

     LOSS RESERVES

     Loss cost trend factors by class of business - These factors are used to establish expected loss and loss adjustment expense ratios for more recent years based on the projected loss and loss adjustment expense ratios with respect to prior accident years. These factors take into account, among other things, loss cost inflation, changes in amounts of jury awards, social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) and trends in court interpretations of coverages.

     Expected loss and loss adjustment expense ratio for the latest accident year by class of business - These ratios are determined based on the significant body of knowledge that TRH has gathered with respect to current and historical loss trends by class of business. Because certain longer-tail casualty lines such as excess-of-loss medical malpractice and directors' and officers' liability tend to settle claims over an extended number of years, loss experience for recent accident years may not constitute statistically reliable data to use to project ultimate losses for current year business. Therefore, the results of more fully developed accident years modified for current trends need to be considered in the determination of these ratios.

     Loss development factors - These factors are used to project reported losses to an ultimate amount by class of business using historical data and need to be modified to allow for current trends in a variety of factors such as those discussed in the paragraph above under loss cost trend factors by class of business.

     Variability of reserving practices and reporting patterns affecting premiums and losses - These practices govern the information reported to us, which is the single most important factor used in estimating reserves, and may vary by country, class of business and ceding company and are subject to significant variability over time and change without notice.

     Premium trends and rate sufficiency considerations - As the various factors discussed above are used to generate a loss and loss adjustment expense ratio or factor that is often based upon premiums earned, the changing relationships of premium rates to related exposures must be factored into the analyses used to arrive at appropriate reserve estimates.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2004

     The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                         2004     2003    Change
                                                        ------------------------
                                                          (dollars in millions)
Net premiums written                                    $907.5   $768.1    18.1%
Net premiums earned                                      893.1    692.2    29.0
Net investment income                                     72.0     64.6    11.5

     Net premiums written for the first quarter of 2004 exceeded the comparable 2003 period principally as a result of pricing increases and, to a lesser extent, increased coverage provided, coupled with the impact of foreign exchange rate movements. In the 2004 first quarter compared to the same prior year period, the value of the U.S. dollar declined compared to certain significant currencies in which TRH does business, particularly in TRH's European locations, serving to increase the amount of net premiums written in U.S. dollars (the reporting currency) from these locations related solely to this exchange rate movement. Net premiums written in the first quarter of 2004 increased in both domestic and international operations as compared to the same 2003 quarter. On a worldwide basis, casualty lines business represented 75.7% of net premiums written in the first quarter of 2004 versus 81.4% in the comparable 2003 period. The balance represented property lines. Treaty business represented 96.5% of net premiums written in the first quarter of 2004 versus 95.9% in the year ago quarter. The balance represented facultative accounts.

     Of the total increase in net premiums written in the first quarter of 2004 compared to the first quarter of 2003, domestic net premiums written increased by $78.7 million, or 18.8%, to $496.8 million with significant increases in net premiums written recorded in property as well as other liability lines (principally the specialty casualty classes of directors' and officers' liability and other professional liability as well as general casualty classes). The increase in net premiums written in property lines is due, in part, to a reduction in ceded property premiums written.

     Net premiums written by international offices increased in the first quarter of 2004 by $60.7 million, or 17.3%, over the prior year, to $410.7 million. Most international offices recorded increases in net premiums written, led by London and Paris. International net premiums written increased significantly in property and credit lines. The increases in international net premiums written resulted, in part, from the impact of foreign exchange as discussed above. International business represented 45.3% of worldwide net premiums written for the first quarter of 2004 compared to 45.6% for the respective 2003 quarter.

     Generally, reasons for increases in gross premiums written between periods are similar to those for net premiums written.

     As premiums written are earned on a pro rata basis over the terms of the related coverages, the reasons for increases in net premiums earned are generally similar to the reasons for increases in net premiums written over time. The difference in the percentage increase in net premiums written compared to the percentage increase in net premiums earned in the first quarter of 2004 compared to the same 2003 quarter was principally caused by differences in earnings patterns related to variances in the inception dates of business assumed and ceded and the mix of business between pro rata and excess-of-loss for the respective periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2004

     Net investment income increased in the first quarter of 2004, as compared to the prior year quarter, due principally to the investment (primarily in fixed maturities) of significant positive cash flow from operating activities generated in recent periods and, to a lesser extent, the impact of the weakening U.S. dollar compared to certain currencies, particularly from European countries, in which TRH's net investment income is earned. For the first quarters of 2004 and 2003, the pre-tax yields on fixed maturities were 4.5% and 4.7%, respectively. The pre-tax yield on fixed maturities represents annualized pre-tax net investment income from fixed maturities for the periods indicated divided by the average balance sheet carrying value of the fixed maturity portfolio for such periods. (See operating cash flow discussion under FINANCIAL CONDITION AND LIQUIDITY.)

     The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results, and does not include income from investments. Generally, a combined ratio under 100 indicates an underwriting profit and a combined ratio exceeding 100 indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, changes in foreign currency exchange rates, interest rates and other factors. The combined ratio represents the sum of the loss and loss adjustment expense ratio and the underwriting expense ratio. The loss and loss adjustment expense ratio represents net losses and loss adjustment expenses divided by net premiums earned, while the underwriting expense ratio represents the sum of net commissions and other underwriting expenses expressed as a percentage of net premiums written.

     The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2004      2003
                                                              ------------------
Consolidated:
   Loss and loss adjustment
      expense ratio                                             69.7      68.9
   Underwriting expense ratio                                   26.1      28.5
   Combined ratio                                               95.8      97.4
------------------------------------------------------------------------------
Domestic:
   Loss and loss adjustment
      expense ratio                                             70.4      67.9
   Underwriting expense ratio                                   27.5      29.3
   Combined ratio                                               97.9      97.2

International:
   Loss and loss adjustment
      expense ratio                                             68.8      70.3
   Underwriting expense ratio                                   24.5      27.5
   Combined ratio                                               93.3      97.8

     The loss and loss adjustment expense ratios for consolidated TRH deteriorated slightly in the first quarter of 2004 compared to the same 2003 quarter principally as a result of increased loss activity from domestic operations offset, in part, by improved loss experience in international operations. Results for the first quarters of 2004 and 2003 contained no significant losses related to catastrophes occurring in those periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2004

     While TRH believes that it has taken appropriate steps to control its exposure to possible future catastrophe losses, the occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses could have a material adverse effect on TRH's results of operations, financial condition or liquidity. Current techniques and models may not accurately predict the probability of catastrophic events in the future and the extent of the resulting losses. Moreover, one or more catastrophe losses could weaken TRH's retrocessionnaires and result in an inability of TRH to collect reinsurance recoverables.

     The underwriting expense ratio for consolidated TRH decreased in the first quarter of 2004 compared to the same year ago quarter due to a decrease of 2.4 in the net commission component of the ratio. With respect to the net commission component, the decrease between periods results from a decrease in such components related to both domestic and international operations, due, in part, to changes in the mix of business between periods.

     The increase in deferred acquisition costs for the first quarter of 2004 was less than the comparable prior year amount. As the increase in unearned premiums in the first quarter of 2004 was less than such increase in the same prior year quarter, a related, and smaller, portion of acquisition costs was deferred in the first quarter of 2004 compared to the year ago quarter. Acquisition costs (consisting primarily of net commissions incurred) are charged to earnings over the period in which the related premiums are earned.

     Other deductions, net, generally includes pre-tax expense charges of $0.7 million and $0.1 million for the first quarters of 2004 and 2003, respectively, for stock-based compensation (see OTHER MATTERS herein and Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of the Change in Accounting Principle and Disclosure of Stock-Based Compensation) related to TRH's voluntary adoption of the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, as well as currency transaction gains and losses and other miscellaneous income and expense items.

     Pre-tax realized net capital gains totaled $7.2 million and $0.5 million for the first quarters of 2004 and 2003, respectively. Realized capital gains and losses are generally the result of investment dispositions, which reflect TRH's investment and tax planning strategies to maximize after-tax income. In addition, pre-tax realized net capital gains include charges for write-downs related to certain securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. In the first quarter of 2004, pre-tax realized net capital gains included charges for write-downs for other than temporary declines in market value totaling $6.2 million related to other invested assets and the first quarter of 2003 included write-downs totaling $3.1 million and $3.8 million of equities available for sale and fixed maturities available for sale, respectively. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in determination of such write-downs.)

     Income before income taxes increased 45.8% to $115.5 million in the first quarter of 2004 versus $79.2 million in the first quarter of 2003. The increase in income before income taxes in the 2004 period compared to the prior year period resulted primarily from improved underwriting profit from international operations and, to a lesser extent, increased net investment income and realized net capital gains in the 2004 first quarter.

     Federal and foreign income tax expense of $25.8 million and $16.4 million were recorded in the first quarters of 2004 and 2003, respectively. The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will also include as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2004

     The effective tax rates, which represent income taxes divided by income before income taxes, were 22.4% and 20.7% in the first quarters of 2004 and 2003, respectively. The increased effective tax rate in the first quarter of 2004 compared to the prior year quarter resulted primarily from the fact that in the 2004 first quarter a smaller percentage of income before income taxes resulted from tax-exempt investment income.

     Net income for the first quarter of 2004 increased 42.7% to $89.7 million, or $1.69 per common share (diluted), compared to net income of $62.8 million, or $1.19 per common share (diluted), in the 2003 first quarter. Reasons for the changes between periods are as discussed earlier.

     SEGMENT RESULTS

     (a) Domestic:

     Comparing the results of the first quarter of 2004 with the same prior year period, revenues increased over the prior year due primarily to increases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS. Income before income taxes in the first quarter of 2004 increased compared to the same 2003 period due primarily to increased realized net capital gains in the 2004 first quarter.

     (b) International - Europe (London and Paris branches and TRZ):

     Comparing the results of the first quarter of 2004 with the same prior year period, revenues increased over the prior year due mostly to increases in net premiums written in each location, with the largest increase occurring in London. The increases occurred largely in property and credit lines. Such increases were a result, in part, of the weakening U.S. dollar compared to the currencies in which premiums were written in the first quarter of 2004 as compared to the prior year quarter. Income before income taxes in the first quarter of 2004 increased compared to the same 2003 period due primarily to increased net investment income and improved underwriting profit, which was primarily the result of an improved combined ratio in London, partially offset by a deterioration of loss experience in Paris and TRZ.

     (c) International - Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

     Comparing the results of the first quarter of 2004 with the same prior year period, revenues increased over the prior year due primarily to an increase in net premiums earned in the 2004 period. The increase in net premiums earned in the 2004 period was caused principally by the fact that net unearned premiums decreased in the 2004 first quarter, while net unearned premiums increased in the same 2003 quarter. Each of the offices in this grouping contributed to the rise in revenues, with Miami providing the largest contribution. Income before income taxes in the first quarter of 2004 increased compared to the same 2003 period due primarily to improved underwriting profit that was primarily the result of better overall loss experience in 2004 than in 2003. Year over year results also benefited, to a lesser extent, from a lower overall commission ratio in the 2004 quarter caused, in part, by a change in the mix of business. The commission ratio, a component of the underwriting expense ratio, is defined as net commissions divided by net premiums written.

FINANCIAL CONDITION AND LIQUIDITY

     As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the first quarters of 2004 and 2003, the Company received cash dividends from TRC of $5.8 million and $5.2 million, respectively. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2004

     At March 31, 2004, total investments and cash were $7,330.9 million compared to $6,867.2 million at December 31, 2003. The increase was caused, in large part, by $234.6 million of cash provided by operating activities and the investment of $181.1 million of net funds received under securities loan agreements.

     TRH's fixed maturity investments, approximately 79.4% of total investments as of March 31, 2004, are predominantly investment grade, liquid securities, approximately 62% of which will mature in less than 10 years. The duration of the fixed maturity portfolio was 5.4 years as of March 31, 2004. Also as of that date, approximately 8.1% of total investments were in common and nonredeemable preferred stocks, approximately 2.9% of total investments were in other invested assets, including investments in partnerships, approximately 9.3% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.3% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2004 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

     Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates market value) of the lending agent in these transactions (an AIG subsidiary). A liability is recorded in an amount equal to the collateral received to recognize TRH's obligation to return such funds when the related loaned securities are returned. The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $625.0 million and $25.5 million, respectively, as of March 31, 2004.

     At March 31, 2004, gross unrealized gains and losses on fixed maturities amounted to $240.0 million and $6.9 million, respectively, and gross unrealized gains and losses on equities amounted to $49.2 million and $3.9 million, respectively.

     As of March 31, 2004, 93.0% of the fixed maturity portfolio was rated Aaa or Aa, an additional 6.8% was also rated investment grade or better, 0.1% was rated below investment grade and 0.1% was not rated. Also, as of March 31, 2004, TRH had no derivative instruments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2004

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

     At March 31, 2004, reserves for unpaid losses and loss adjustment expenses totaled $5.07 billion, an increase of $260.0 million, or 5.4%, as compared to December 31, 2003. Also at March 31, 2004, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $830.5 million, a decrease of $5.5 million, or 0.7%, from the 2003 year-end. The increase in loss reserves in the 2004 first quarter includes provision for losses occurring in the 2004 first quarter, and, to a lesser extent, additional reserves for losses occurring prior to 2004 as well as the impact of the weakening U.S. dollar in the 2004 first quarter against most foreign currencies, particularly from Europe.

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

     The reserving process is inherently difficult and subjective, especially in view of changes in the legal and tort environment which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. Trends that have affected development of liabilities in the past may not necessarily occur or affect development to the same degree in the future. While this process is difficult for ceding companies, the inherent uncertainties of estimating reserves are even greater for the reinsurer, due primarily to the longer term nature of most reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts and the high level of dependence TRH places on the claims reserving and reporting practices of ceding companies, which vary greatly by size, specialization and country of origin, and whose practices are subject to change without notice. In addition, loss reserves are estimated using data that include reported losses of more recent accident years of long tail casualty lines that have limited statistical credibility. During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates.

     In particular, TRH writes a significant amount of non proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice and directors' and officers' liability. Significant adverse development was recorded in 2002 and 2003 for losses occurring in 1998 through 2000 in these lines, reflecting industry wide trends. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss cost trends for this business such as jury awards, social inflation, medical inflation, tort reforms, and court interpretations of coverage. These uncertainties are even greater for a reinsurer for the reasons discussed in the immediately preceding paragraph.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2004

     Additionally, loss reserves include amounts resulting from the September 11, 2001 terrorist attack which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress.

     Loss reserves also include amounts for risks related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1984. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists as, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages.

     Because the reserving process is inherently difficult and subjective, actual net losses and loss adjustment expenses may materially differ from reserves and related reinsurance recoverables reflected in TRH's consolidated financial statements, and accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss and loss adjustment expense reserves carried at March 31, 2004 are adequate.

     Cash provided by operating activities is generated from underwriting (i.e., premiums assumed less premiums ceded, net of related commissions, net losses and loss adjustment expenses paid and other underwriting expenses) and investment activities (principally interest and dividends received, net of investment expenses paid). For the first quarter of 2004, TRH's operating cash flow of $234.6 million was less than the comparable 2003 quarter amount of $287.9 million. The decrease was due, in large part, to the difference between income taxes paid in the first quarter of 2004 compared to recoveries of income taxes previously paid in the same prior year quarter.

     As losses from the September 11, 2001 terrorist attack and Enron reinsurance exposure remain unpaid, TRH expects that payments related to these events may negatively impact operating cash flows in future 2004 quarters and in 2005.

     Of total consolidated operating cash flows, $135.7 million and $89.7 million were derived from international operations in the first quarters of 2004 and 2003, respectively. More than half of such cash flows were derived from London in each of those periods.

     TRH believes that its balance of cash and cash equivalents of $154.5 million as of March 31, 2004 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2004 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2004

     TRH's stockholders' equity totaled $2.44 billion at March 31, 2004, an increase of $59.3 million from year-end 2003. The net increase consisted principally of net income of $89.7 million, offset, in part, by a decrease in accumulated other comprehensive income of $28.8 million and cash dividends declared of $5.8 million.

     The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized currency translation loss, net of income taxes, of $36.0 million, caused, in part, by a weakening of the U.S. dollar particularly against certain European currencies, partially offset by net unrealized appreciation of investments, net of income taxes, of $7.2 million. The net unrealized appreciation of investments, net of income taxes, is composed principally of an increase of $16.0 million from unrealized appreciation of fixed maturities available for sale, offset, in part, by a decrease of $9.4 million from unrealized depreciation of equities available for sale.

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

OTHER MATTERS

     (a) CHANGE IN ACCOUNTING PRINCIPLE AND DISCLOSURE OF STOCK-BASED
COMPENSATION:

     Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accordance with that standard, TRH disclosed the pro forma impact on net income had all stock-based compensation cost been charged to earnings in accordance with the fair value based method prescribed in SFAS No. 123.

     On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income in the first quarters of 2004 and 2003 reflect stock-based compensation expenses, which are included in the Statements of Operations as a component of other deductions, net, primarily related to stock options granted after January 1, 2003. The impact of adopting the recognition provisions of SFAS No. 123 was not material to net income, financial condition or cash flows in the first quarter of 2004 or 2003. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

     While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to net income in the first quarters of 2004 and 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to net income, as those charges under the prospective method of transition will not reflect costs associated with stock-based compensation issued or granted prior to January 1, 2003.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
MARCH 31, 2004

     (b) OTHER ACCOUNTING STANDARDS:

     In December 2003, the FASB revised Interpretation No. 46 (FIN 46(R)), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46(R) defined a variable interest entity (VIE) as an entity that has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. FIN 46(R) requires a VIE to be consolidated by its primary beneficiary. All other entities are evaluated for consolidation under existing guidance. FIN 46(R) also requires disclosure of significant VIEs for which a company is not the primary beneficiary.

     The provisions of FIN 46(R) were effective for VIEs commonly referred to as special-purpose entities in the first interim or annual period ending after December 15, 2003 and for all other types of VIEs in the first interim or annual period ending after March 15, 2004. The application of FIN 46(R) did not have a material effect on results of operations, financial condition or cash flows in the first quarter of 2004.

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

     TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first three months of 2004 and for the year ending December 31, 2003 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

     The following table presents the VaR on a combined basis and of each component of market risk for the three months ended March 31, 2004 and for the year ended December 31, 2003. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

Market Risk
-----------
(in millions)

                                2004                                2003
                ---------------------------------   ------------------------------------
                  As of                                As of
                March 31,   Average   High    Low   December 31,   Average   High    Low
                ---------------------------------   ------------------------------------
Combined           $166       $169    $171   $166       $171         $135    $171   $105
Interest rate       193        196     198    193        198          148     198    104
Equity               70         72      73     70         73           61      73     48
Currency              5          5       5      4          4            4       4      3

Part I - Item 4

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES

     TRH's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH's management, including TRH's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures provided reasonable assurance of effectiveness as of the end of the period covered by this report. In addition, there has been no change in TRH's internal control over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, TRH's internal control over financial reporting.

Part II - Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
                  Equity Securities

          In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares of the Company's common stock in the open market or through negotiated transactions. There were no shares purchased under this authorization during the three months ended March 31, 2004 and, at that date, 135,800 shares remained available for purchase under the foregoing authorization. The purchase program has no set expiration or termination date.

          The information included in this section does not include 1,853 shares attested to in satisfaction of the exercise price by a holder of the Company's employee stock options (granted under employee stock option plans) who exercised options during the three months ended
          March 31, 2004.

Part II - Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          See accompanying Exhibit Index.

     (b)  Reports on Form 8-K
          During the three months ended March 31, 2004, there were no Current Reports filed on Form 8-K.

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

                                              TRANSATLANTIC HOLDINGS, INC.
                                              ---------------------------
                                                      (Registrant)


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

Dated May 7, 2004

                                  EXHIBIT INDEX
                                  -------------

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