Form 10-Q
period 2004-06-30
TRANSATLANTIC HOLDINGS INC
filed 2004-08-06
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2004. 65,758,682 (Adjusted for the 5-for-4 split of the common stock in the form of a 25% stock dividend, paid on July 16, 2004.)

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                        PAGE
                                                                                        ----
ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31,
             2003....................................................................     1

          Consolidated Statements of Operations for the three and six months ended
             June 30, 2004 and 2003 (unaudited)......................................     2

          Condensed Consolidated Statements of Cash Flows for the six months ended
             June 30, 2004 and 2003 (unaudited)......................................     3

          Consolidated Statements of Comprehensive (Loss) Income for the three and
             six months ended June 30, 2004 and 2003 (unaudited).....................     4

          Notes to Condensed Consolidated Financial Statements (unaudited)...........     5

Cautionary Statement Regarding Forward-Looking Information...........................    11

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................    12

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.................    24

ITEM 4.   Controls and Procedures....................................................    25

                           PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
             Securities..............................................................    26

ITEM 4.   Submission of Matters to a Vote of Security Holders........................    26

ITEM 6.   Exhibits and Reports on Form 8-K...........................................    27

Signatures...........................................................................    27

Exhibit Index........................................................................    28

Part I - Item 1

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2004 and December 31, 2003

                                                                                  (Unaudited)
                                                                                     2004          2003
                                                                                  -----------   ----------
                                                                                   (in thousands, except
                                                                                        share data)
                                ASSETS
Investments and cash:
   Fixed maturities:
      Held to maturity, at amortized cost (market value: 2004-$754,734;
         2003-$634,768)                                                           $  766,009    $  622,620
      Available for sale, at market value (amortized cost: 2004-$4,803,285;
         2003-$4,591,165) (pledged, at market value: 2004-$681,470;
         2003-$426,536)                                                            4,877,728     4,780,919

   Equities:
      Common stocks available for sale, at market value (cost: 2004-$514,633;
         2003-$495,378) (pledged, at market value: 2004-$34,358; 2003-$47,999)       549,478       555,255
      Nonredeemable preferred stocks available for sale, at market value
         (cost: 2004-$20,742; 2003-$29,310)                                           20,096        29,131
   Other invested assets                                                             283,539       183,773
   Short-term investment of funds received under securities loan agreements          735,688       485,869
   Short-term investments, at cost which approximates market value                    17,436        26,711
   Cash and cash equivalents                                                         152,084       182,887
                                                                                  ----------    ----------
         Total investments and cash                                                7,402,058     6,867,165
Accrued investment income                                                            112,692       103,646
Premium balances receivable, net                                                     546,088       408,029
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
   Affiliates                                                                        225,605       221,686
   Other                                                                             674,994       648,227
Deferred acquisition costs                                                           186,259       173,612
Prepaid reinsurance premiums                                                         111,956        75,515
Deferred income taxes                                                                252,193       165,670
Other assets                                                                          67,720        44,208
                                                                                  ----------    ----------
         Total assets                                                             $9,579,565    $8,707,758
                                                                                  ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                        $5,249,372    $4,805,498
Unearned premiums                                                                  1,004,818       917,355
Payable under securities loan agreements                                             735,688       485,869
Other liabilities                                                                    161,175       122,449
                                                                                  ----------    ----------
         Total liabilities                                                         7,151,053     6,331,171
                                                                                  ----------    ----------

Preferred Stock, $1.00 par value; shares authorized: 5,000,000                            --            --
Common Stock, $1.00 par value; shares authorized: 100,000,000;
   shares issued: 2004-66,622,882; 2003-53,332,678                                    66,623        53,333
Additional paid-in capital                                                           189,690       196,645
Accumulated other comprehensive income                                                 1,270       120,770
Retained earnings                                                                  2,185,372     2,020,282
Treasury Stock, at cost; 864,200 shares of common stock                              (14,443)      (14,443)
                                                                                  ----------    ----------
         Total stockholders' equity                                                2,428,512     2,376,587
                                                                                  ----------    ----------
         Total liabilities and stockholders' equity                               $9,579,565    $8,707,758
                                                                                  ==========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                  -------------------   -----------------------
                                                    2004       2003        2004         2003
                                                  --------   --------   ----------   ----------
                                                      (in thousands, except per share data)
Revenues:
   Net premiums written                           $927,197   $802,850   $1,834,667   $1,570,931
   Increase in net unearned premiums               (31,693)   (40,087)     (46,016)    (116,001)
                                                  --------   --------   ----------   ----------

   Net premiums earned                             895,504    762,763    1,788,651    1,454,930
   Net investment income                            72,851     68,481      144,899      133,095
   Realized net capital gains                        2,215        731        9,464        1,269
                                                  --------   --------   ----------   ----------

                                                   970,570    831,975    1,943,014    1,589,294
                                                  --------   --------   ----------   ----------

Expenses:
   Net losses and loss adjustment expenses         617,159    545,201    1,239,370    1,022,190
   Net commissions                                 230,149    183,385      449,258      386,945
   Other underwriting expenses                      17,994     15,852       36,182       31,236
   Increase in deferred acquisition costs           (8,569)    (9,621)     (12,436)     (27,773)
   Other deductions, net                             1,362        764        2,679        1,094
                                                  --------   --------   ----------   ----------

                                                   858,095    735,581    1,715,053    1,413,692
                                                  --------   --------   ----------   ----------

Income before income taxes                         112,475     96,394      227,961      175,602
Income taxes                                        24,651     21,216       50,484       37,596
                                                  --------   --------   ----------   ----------

Net income                                        $ 87,824   $ 75,178   $  177,477   $  138,006
                                                  ========   ========   ==========   ==========

Net income per common share: (a)
   Basic                                          $   1.34   $   1.15   $     2.70   $     2.11
   Diluted                                            1.32       1.14         2.68         2.09

Dividends per common share (a)                       0.100      0.088        0.188        0.168

Weighted average common shares outstanding: (a)
   Basic                                            65,719     65,503       65,676       65,485
   Diluted                                          66,287     65,924       66,252       65,894

(a) Share and per share information have been adjusted for the 5-for-4 split of the common stock in the form of a 25% common stock dividend, paid on July 16, 2004.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                         ---------------------
                                                                            2004        2003
                                                                         ---------   ---------
                                                                             (in thousands)
Net cash provided by operating activities                                $ 432,507   $ 503,523
                                                                         ---------   ---------
Cash flows from investing activities:
   Proceeds of fixed maturities available for sale sold                    289,447     533,508
   Proceeds of fixed maturities available for sale redeemed or matured     173,803     227,195
   Proceeds of equities sold                                               390,942     316,586
   Purchase of fixed maturities held to maturity                          (144,728)   (465,812)
   Purchase of fixed maturities available for sale                        (695,516)   (788,335)
   Purchase of equities                                                   (385,170)   (341,337)
   Net (purchase) sale of other invested assets                            (94,830)     40,954
   Net purchase of short-term investment of funds received under
      securities loan agreements                                          (249,819)    (21,919)
   Net sale (purchase) of short-term investments                             8,488     (14,177)
   Change in other liabilities for securities in course of settlement          487      47,661
   Other, net                                                                 (655)       (261)
                                                                         ---------   ---------
      Net cash used in investing activities                               (707,551)   (465,937)
                                                                         ---------   ---------
Cash flows from financing activities:
   Net funds received under securities loan agreements                     249,819      21,919
   Dividends to stockholders                                               (11,561)    (10,451)
   Proceeds from common stock issued                                         5,000       2,327
   Other, net                                                                 (106)         --
                                                                         ---------   ---------
      Net cash provided by financing activities                            243,152      13,795
                                                                         ---------   ---------
Effect of exchange rate changes on cash and cash equivalents                 1,089       7,027
                                                                         ---------   ---------
      Change in cash and cash equivalents                                  (30,803)     58,408
Cash and cash equivalents, beginning of period                             182,887     127,402
                                                                         ---------   ---------
      Cash and cash equivalents, end of period                           $ 152,084   $ 185,810
                                                                         =========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (Unaudited)

                                                                 Three Months Ended      Six Months Ended
                                                                       June 30,               June 30,
                                                                --------------------   --------------------
                                                                   2004       2003        2004       2003
                                                                ---------   --------   ---------   --------
                                                                             (in thousands)
Net income                                                      $  87,824   $ 75,178   $ 177,477   $138,006
                                                                ---------   --------   ---------   --------
Other comprehensive (loss) income:
   Net unrealized (depreciation) appreciation of investments:
      Net unrealized holding (losses) gains                      (143,373)   113,337    (125,008)   120,258
      Related income tax effect                                    50,181    (39,668)     43,753    (42,090)
      Reclassification adjustment for gains included in
         net income                                                (2,215)      (731)     (9,464)    (1,269)
      Related income tax effect                                       775        256       3,312        444
                                                                ---------   --------   ---------   --------
                                                                  (94,632)    73,194     (87,407)    77,343
                                                                ---------   --------   ---------   --------

   Net unrealized currency translation gain (loss)                  6,023    (17,618)    (49,374)   (38,216)
   Related income tax effect                                       (2,108)     6,167      17,281     13,376
                                                                ---------   --------   ---------   --------
                                                                    3,915    (11,451)    (32,093)   (24,840)
                                                                ---------   --------   ---------   --------

Other comprehensive (loss) income                                 (90,717)    61,743    (119,500)    52,503
                                                                ---------   --------   ---------   --------

Comprehensive (loss) income                                       ($2,893)  $136,921   $  57,977   $190,509
                                                                =========   ========   =========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

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

     For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2003 and Form 10-Q filing for the quarter ended March 31, 2004.

2.   Common Stock Split

     In May 2004, the Board of Directors of Transatlantic Holdings, Inc. declared a 5-for-4 split of the common stock in the form of a 25% common stock dividend that was paid on July 16, 2004, to stockholders of record on June 25, 2004.

     The effect of the split has been recorded in the Consolidated Balance Sheet at June 30, 2004, increasing common stock by $13.2 million and decreasing additional paid-in capital by $13.2 million. The Consolidated Balance Sheet at December 31, 2003 has not been restated.

     With respect to the Consolidated Statements of Operations, the net income per common share amounts for each of the periods presented are based on the weighted average number of common shares outstanding, adjusted to reflect the 5-for-4 common stock split. Dividend per common share amounts for each of the periods presented have also been adjusted to reflect the 5-for-4 common stock split.

3.   Net Income Per Common Share

     Net income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.

                                                         Three Months Ended    Six Months Ended
                                                              June 30,              June 30,
                                                         ------------------   -------------------
                                                            2004      2003      2004       2003
                                                          -------   -------   --------   --------
                                                           (in thousands, except per share data)
Net income (numerator)                                    $87,824   $75,178   $177,477   $138,006
                                                          =======   =======   ========   ========
Weighted average common shares outstanding
   used in the computation of net income per share:(a)
   Average shares issued                                   66,583    66,367     66,540     66,349
   Less: Average shares in treasury                           864       864        864        864
                                                          -------   -------   --------   --------
   Average outstanding shares - basic (denominator)        65,719    65,503     65,676     65,485
   Average potential shares, principally stock options        568       421        576        409
                                                          -------   -------   --------   --------
   Average outstanding shares - diluted (denominator)      66,287    65,924     66,252     65,894
                                                          =======   =======   ========   ========
Net income per common share:(a)
   Basic                                                  $  1.34   $  1.15   $   2.70   $   2.11
   Diluted                                                   1.32      1.14       2.68       2.09

(a) Share and per share information have been adjusted for the 5-for-4 split of the common stock in the form of a 25% common stock dividend, paid on July 16, 2004.

4.   Stock-Based Compensation

     On January 1, 2003, TRH adopted the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income in the second quarters and first six months of 2004 and 2003 reflect stock-based compensation expenses, which are included in the Consolidated Statements of Operations as a component of other deductions, net, primarily related to stock options granted after January 1, 2003. Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, as permitted under SFAS No. 123.

     Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS No. 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123), TRH's net income and net income per common share (on a pro forma basis) would have been as follows:

                                                          Three Months Ended     Six Months Ended
                                                               June 30,              June 30,
                                                          ------------------   -------------------
                                                             2004      2003      2004       2003
                                                           -------   -------   --------   --------
                                                            (in thousands, except per share data)
Net income:
   As reported                                             $87,824   $75,178   $177,477   $138,006
   Add: Stock-based employee compensation
      expense included in reported net income,
      net of related tax effects                               515       217      1,050        305
   Deduct: Total stock-based compensation
      expense determined under fair value based
      method for all awards, net of related tax effects     (1,098)     (944)    (2,263)    (1,805)
                                                           -------   -------   --------   --------
   Pro forma                                               $87,241   $74,451   $176,264   $136,506
                                                           =======   =======   ========   ========
Net income per common share:(a)
   As reported:
      Basic                                                $  1.34   $  1.15   $   2.70   $   2.11
      Diluted                                                 1.32      1.14       2.68       2.09
   Pro forma:
      Basic                                                   1.33      1.14       2.68       2.08
      Diluted                                                 1.32      1.13       2.66       2.07

(a) Per share information has been adjusted for the 5-for-4 split of the common stock in the form of a 25% common stock dividend, paid on July 16, 2004.

     While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in the second quarters and first six months of 2004 and 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to net income, as those charges under the prospective method of transition will not reflect costs associated with stock compensation issued or granted prior to January 1, 2003.

5.   Reinsurance

     Premiums written and earned and losses and loss adjustment expenses incurred were comprised of the following:

                                 Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                               ---------------------   -----------------------
                                  2004        2003        2004         2003
                               ----------   --------   ----------   ----------
                                                (in thousands)
Gross premiums written         $1,038,052   $865,431   $2,080,114   $1,765,847
Reinsurance premiums ceded       (110,855)   (62,581)    (245,447)    (194,916)
                               ----------   --------   ----------   ----------
Net premiums written           $  927,197   $802,850   $1,834,667   $1,570,931
                               ==========   ========   ==========   ==========

Gross premiums earned          $1,008,072   $837,267   $1,997,657   $1,616,560
Reinsurance premiums ceded       (112,568)   (74,504)    (209,006)    (161,630)
                               ----------   --------   ----------   ----------
Net premiums earned            $  895,504   $762,763   $1,788,651   $1,454,930
                               ==========   ========   ==========   ==========

Gross incurred losses and
   loss adjustment expenses    $  672,294   $650,668   $1,313,244   $1,161,117
Reinsured losses and loss
   adjustment expenses ceded      (55,135)  (105,467)     (73,874)    (138,927)
                               ----------   --------   ----------   ----------
Net losses and loss
   adjustment expenses         $  617,159   $545,201   $1,239,370   $1,022,190
                               ==========   ========   ==========   ==========

6.   Cash Dividends

     During the second quarter of 2004, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.10 per common share (post-split), or approximately $6,576,000 in the aggregate, payable on September 17, 2004.

7.   Income Taxes

     Income taxes paid, net, in the second quarter totaled $80,919,000 and $37,860,000 in 2004 and 2003, respectively. For the 2004 and 2003 six month periods, income taxes paid, net, totaled $96,915,000 and $5,636,000, respectively. Amounts above are net of recoveries of income taxes previously paid, which were significant in the first quarter of 2003.

8.   Segment Information

     The following tables present a summary of comparative financial data by segment:

                                           Three Months Ended      Six Months Ended
                                                June 30,               June 30,
                                          -------------------   ---------------------
                                            2004       2003        2004         2003
                                          --------   --------   ----------   --------
                                                          (in thousands)
Domestic:

Net premiums written                      $473,570   $441,504   $  970,386   $859,639
Net premiums earned                        440,396    391,872      935,808    793,208
Net investment income                       47,803     48,408       95,630     94,393
Realized net capital gains (losses)          1,094       (476)       8,306       (963)
Revenues(1)                                489,293    439,804    1,039,744    886,638
Net losses and loss adjustment expenses    322,107    281,758      670,752    554,169
Underwriting expenses(2)                   119,492    108,663      256,004    231,446
Underwriting profit(3)                       7,538     12,415       18,653     23,193
Income before income taxes                  55,453     59,773      120,396    115,569

                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                          -------------------   -------------------
                                            2004       2003       2004       2003
                                          --------   --------   --------   --------
                                                        (in thousands)
International-Europe:

Net premiums written                      $349,242   $275,070   $677,496   $545,738
Net premiums earned                        371,202    293,344    678,179    513,240
Net investment income                       21,351     16,555     41,777     31,803
Realized net capital (losses) gains            (58)       (76)      (871)        79
Revenues(1)(4)                             392,495    309,823    719,085    545,122
Net losses and loss adjustment expenses    254,236    220,043    481,565    379,226
Underwriting expenses(2)                    99,221     66,387    171,605    131,037
Underwriting profit(3)                      12,044      3,410     24,571     11,070
Income before income taxes                  32,853     19,807     64,975     43,214

                                          Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                          ------------------   -------------------
                                            2004       2003      2004       2003
                                          --------   -------   --------   --------
                                                        (in thousands)
International-Other:

Net premiums written                      $104,385   $86,276   $186,785   $165,554
Net premiums earned                         83,906    77,547    174,664    148,482
Net investment income                        3,697     3,518      7,492      6,899
Realized net capital gains                   1,179     1,283      2,029      2,153
Revenues(1)                                 88,782    82,348    184,185    157,534
Net losses and loss adjustment expenses     40,816    43,400     87,053     88,795
Underwriting expenses(2)                    29,430    24,187     57,831     55,698
Underwriting profit(3)                      19,189    12,121     33,053      8,069
Income before income taxes                  24,169    16,814     42,590     16,819

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                          -------------------   -----------------------
                                            2004       2003        2004         2003
                                          --------   --------   ----------   ----------
                                                          (in thousands)
Consolidated:

Net premiums written                      $927,197   $802,850   $1,834,667   $1,570,931
Net premiums earned                        895,504    762,763    1,788,651    1,454,930
Net investment income                       72,851     68,481      144,899      133,095
Realized net capital gains                   2,215        731        9,464        1,269
Revenues(1)(4)                             970,570    831,975    1,943,014    1,589,294
Net losses and loss adjustment expenses    617,159    545,201    1,239,370    1,022,190
Underwriting expenses(2)                   248,143    199,237      485,440      418,181
Underwriting profit(3)                      38,771     27,946       76,277       42,332
Income before income taxes                 112,475     96,394      227,961      175,602

----------
(1) Net revenues from affiliates approximate $129,000 and $133,000 for the three months ended June 30, 2004 and 2003, respectively, and $271,000 and $296,000 for the six months ended June 30, 2004 and 2003, respectively, and are included primarily in Domestic and International-Europe revenues.

(2) Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(3) Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(4) Includes revenues from the London, England office of $223,624 and $193,507 for the three months ended June 30, 2004 and 2003, respectively, and $422,885 and $326,335 for the six months ended June 30, 2004 and 2003, respectively.

9.   Related Party Transactions

     Approximately $182.7 million (17.6%) and $167.2 million (19.3%) in the second quarters of 2004 and 2003, respectively, and approximately $382.2 million (18.4%) and $358.8 million (20.3%) for the six months ended June 30, 2004 and 2003, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of American International Group, Inc. (AIG). The great majority of such gross premiums written were recorded in property, other liability, auto liability, marine and aviation and, for the first quarters of 2004 and 2003 only, medical malpractice lines. Of the amounts above, $109.4 million and $69.9 million in the second quarters of 2004 and 2003, respectively, and $242.9 million and $194.5 million in the six months ended June 30, 2004 and 2003, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH.

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

Part I - Item 2

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2004

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

FINANCIAL STATEMENTS

          The following discussion refers to the consolidated financial statements of TRH as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and American International Group, Inc. (AIG) and its subsidiaries. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

EXECUTIVE OVERVIEW

          The operations of Transatlantic Holdings, Inc. (the Company) are conducted principally by its three major operating subsidiaries - Transatlantic Reinsurance Company (TRC), Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam) - and managed based on its geographic segments, Domestic, International-Europe and International-Other. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis - structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

          TRH's operating strategy emphasizes product and geographic diversification as key elements in controlling its level of risk concentration. TRH also adjusts its mix of business to take advantage of market opportunities. Over time, TRH has also capitalized on market opportunities when they arise by strategically expanding operations in an existing location or opening a branch or representative office in new locations, except for the acquisition of TRZ in 1996. TRH's operations that serve international markets grow by leveraging TRH's product knowledge, worldwide resources and financial strength, typically utilizing indigenous management and staff with a thorough knowledge of local markets and product characteristics.

          In recent years, casualty lines have comprised approximately three-quarters of TRH's net premiums written, while property lines comprise the balance. In addition, treaty reinsurance has totaled approximately 95% of net premiums written in such years, with the balance representing facultative accounts. Moreover, business written by international offices has represented almost half of net premiums written in such years. (See OPERATIONAL REVIEW for detailed period to period comparisons of such measures.)

          AIG, which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 60% of the common stock of the Company as of June 30, 2004.

          TRH's major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH's investments are in fixed maturity securities with an average duration of 5.4 years as of June 30, 2004. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH's revenues, income before income taxes and net income for the periods indicated:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2004

                                Three Months Ended            Six Months Ended
                                     June 30,                     June 30,
                             ------------------------   ----------------------------
                              2004     2003    Change     2004       2003     Change
                             ------------------------   ----------------------------
                                              (dollars in millions)
Revenues                     $970.6   $832.0    16.7%   $1,943.0   $1,589.3    22.3%
Income before income taxes    112.5     96.4    16.7       228.0      175.6    29.8
Net income                     87.8     75.2    16.8       177.5      138.0    28.6

          CONSOLIDATED RESULTS AND MARKET CONDITIONS

          Revenues for the second quarter and first six months of 2004 grew significantly compared to the same prior year periods, principally due to an increase in net premiums earned, with the largest contribution from European operations -- where more favorable underwriting opportunities continue to be available. Domestically, the pace of improvement in casualty line rates has slowed and pricing for many property classes has declined from recent peaks, while longer-tail casualty lines, such as directors' and officers' liability, other professional liability, medical malpractice and general casualty umbrella, continue to exhibit greater strength.

          While TRH believes market conditions continue to be strong in most classes, the markets in which TRH operates are highly competitive and have historically been cyclical. Accordingly, TRH cannot predict, with any reasonable certainty, future market conditions.

          Income before income taxes increased in the second quarter of 2004 compared to the year ago quarter due primarily to improvements in underwriting profit from international operations (both Europe and Other) and, to a lesser extent, increased net investment income from European operations. Income before income taxes increased in the first six months of 2004 compared to the prior year period due primarily to improvements in underwriting profit from international operations (both Europe and Other) and, to a lesser extent, increased net investment income from European operations and a shift from realized net capital losses to realized net capital gains in domestic operations. With respect to the year over year increases in net income for the three and six month periods, the above increases in income before income taxes in the 2004 periods are partially offset by related increases in tax expense. Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs. (See OPERATIONAL REVIEW for further discussion.)

          Based on results for the first six months of 2004 and current market conditions, TRH expects that for the second half of 2004, net premiums written and net investment income will each increase versus comparable amounts in the same period of 2003 and operating cash flow will remain positive, absent any unusual loss events or other unforeseen developments. However, TRH believes that the percentage increase in net premiums written in the year 2004 over 2003 will be significantly less than the 33.6% increase in the year 2003 compared to 2002, due largely to the changing pricing environment discussed above.

          Further information related to items discussed in this EXECUTIVE OVERVIEW may be found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion).

CRITICAL ACCOUNTING ESTIMATES

          This discussion and analysis of the financial condition and results of operations are based upon TRH's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience, and on various other assumptions that it believes to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2004

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

          Variability of reserving practices and reporting patterns affecting premiums and losses - These practices govern the information reported to TRH, which is the single most important factor used in estimating reserves, and may vary by country, class of business and ceding company and are subject to significant variability over time and change without notice.

          Premium trends and rate adequacy considerations - As the various factors discussed above are used to generate a loss and loss adjustment expense ratio or factor that is often based upon premiums earned, the changing relationships of premium rates to related exposures must be factored into the analyses used to arrive at appropriate reserve estimates.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2004

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

          The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

                           Three Months Ended            Six Months Ended
                                June 30,                     June 30,
                        ------------------------   ----------------------------
                         2004     2003    Change     2004       2003     Change
                        ------------------------   ----------------------------
                                         (dollars in millions)
Net premiums written    $927.2   $802.9    15.5%   $1,834.7   $1,570.9    16.8%
Net premiums earned      895.5    762.8    17.4     1,788.7    1,454.9    22.9
Net investment income     72.9     68.5     6.4       144.9      133.1     8.9

          Net premiums written for the second quarter and first six months of 2004 exceeded the comparable 2003 periods principally as a result of increased coverage provided and pricing increases and, to a lesser extent, the impact of foreign exchange rate movements. In the 2004 periods compared to the same prior year periods, the value of the U.S. dollar declined compared to certain significant currencies in which TRH does business, particularly in TRH's European locations, serving to increase the amount of net premiums written in U.S. dollars (the reporting currency) from these locations related solely to this exchange rate movement. Net premiums written in the second quarter of 2004 increased in international and, to a lesser extent, domestic operations as compared to the second quarter of 2003. Net premiums written in the first six months of 2004 increased in both domestic and international operations as compared to the same 2003 period. On a worldwide basis, casualty lines business represented 73.2% of net premiums written in the first six months of 2004 versus 76.2% in the comparable 2003 period. The balance represented property lines. Treaty business represented 96.6% of net premiums written in the first six months of 2004 versus 95.8% in the year ago period. The balance represented facultative accounts.

          Of the total increase in net premiums written in the second quarter of 2004 compared to the second quarter of 2003, domestic net premiums written increased by $32.1 million, or 7.3%, to $473.6 million with significant increases in net premiums written recorded in other liability lines (principally in general casualty classes). Domestic net premiums written increased in the first six months of 2004 by $110.7 million, or 12.9%, over the same prior year period to $970.4 million with significant increases in other liability (principally in general casualty classes and, to a lesser extent, the specialty casualty classes of directors' and officers' liability and other professional liability) and property lines. The increase in net premiums written in property lines is due, in part, to a reduction in ceded property premiums written for the first six months in 2004.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2004

          Net premiums written by international offices increased in the second quarter of 2004 by $92.3 million, or 25.5%, over the prior year, to $453.6 million, led by European operations, particularly London. International net premiums written increased significantly in property and credit lines in the second quarter of 2004 compared to the second quarter of 2003. For the first six months of 2004 international net premiums written increased by $153.0 million, or 21.5%, over the same year ago period to $864.3 million, again led by European operations, particularly London. Significant increases in international net premiums written were recorded in property and credit lines in the first six months of 2004 compared to the same prior year period. The increases in international net premiums written resulted, in part, from the impact of foreign exchange as discussed above. International business represented 47.1% of worldwide net premiums written for the first six months of 2004 compared to 45.3% for the respective 2003 period.

          Generally, reasons for increases in gross premiums written between periods are similar to those for net premiums written.

          A significant portion of the increase in ceded premiums written for the three and six month periods ended June 30, 2004 compared to the same prior year periods represents amounts which, by prearrangement, were assumed from an affiliate and then ceded in an equal amount to other affiliates.

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

          Net investment income increased in the second quarter and first six months of 2004, as compared to the prior year periods, due principally to the investment (primarily in fixed maturities) of significant positive cash flow from operating activities generated in recent periods and, to a lesser extent, the impact of the weakening U.S. dollar compared to certain currencies, particularly from European countries, in which TRH's net investment income is earned. For the three and six month periods ending June 30, 2004, the pre-tax yields on fixed maturities were 4.5% and 4.6%, respectively, compared to 4.7% and 4.6% for the prior year three and six month periods, respectively. The pre-tax yield on fixed maturities represents annualized pre-tax net investment income from fixed maturities for the periods indicated divided by the average balance sheet carrying value of the fixed maturity portfolio for such periods.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2004

          The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                ------------------   ----------------
                                    2004   2003         2004   2003
                                    -----------         -----------
Consolidated:
   Loss and loss adjustment
      expense ratio                 68.9   71.5         69.3   70.3
   Underwriting expense ratio       26.8   24.8         26.5   26.6
   Combined ratio                   95.7   96.3         95.8   96.9

---------------------------------------------------------------------

Domestic:
   Loss and loss adjustment
      expense ratio                 73.2   71.9         71.7   69.9
   Underwriting expense ratio       25.2   24.6         26.4   26.9
   Combined ratio                   98.4   96.5         98.1   96.8

International:
   Loss and loss adjustment
      expense ratio                 64.8   71.0         66.7   70.7
   Underwriting expense ratio       28.4   25.1         26.5   26.3
   Combined ratio                   93.2   96.1         93.2   97.0

          The loss and loss adjustment expense ratios for consolidated TRH improved in the second quarter and first six months of 2004 compared to the same 2003 periods as a result of improved loss experience in international operations. Results for the second quarters and first six month periods of 2004 and 2003 contained no significant losses related to catastrophes occurring in those periods.

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

          The underwriting expense ratio for consolidated TRH increased in the second quarter of 2004 compared to the same year ago quarter due to an increase in the net commission component of the ratio caused largely by an increase in profit commissions related to international business and, to a lesser extent, a change in the mix of business. The change in the underwriting expense ratio between the comparable six month periods was not significant.

          The increase in deferred acquisition costs for the first six months of 2004 was less than the comparable prior year amount. The difference arose principally in the first quarter on 2004 compared to the first quarter of 2003. As the increase in unearned premiums in the first six months of 2004 was less than such increase in the same prior year period, a related, and smaller, amount of acquisition costs was deferred in the first six months of 2004 compared to the same year ago period. Acquisition costs (consisting primarily of net commissions incurred) are charged to earnings over the period in which the related premiums are earned.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2004

          Other deductions, net, includes pre-tax expense charges of $0.7 million and $0.3 million for the second quarters of 2004 and 2003, respectively, and $1.4 million and $0.4 million for the six month periods of 2004 and 2003, respectively, for stock-based compensation (see Note 4 of Notes to Condensed Consolidated Financial Statements) related to TRH's voluntary adoption of the recognition provisions of Statement of Financial Accounting Standards (SFAS) No.
123. In addition, other deductions, net, also includes currency transaction gains and losses and other miscellaneous income and expense items.

          Pre-tax realized net capital gains totaled $2.2 million and $0.7 million for the second quarters of 2004 and 2003, respectively. Pre-tax realized net capital gains totaled $9.5 million and $1.3 million for the first six months of 2004 and 2003, respectively. Realized capital gains and losses are generally the result of investment dispositions, which reflect TRH's investment and tax planning strategies to maximize after-tax income. In addition, pre-tax realized net capital gains include charges for write-downs related to certain securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. There were no write-downs for other than temporary declines in market value in the second quarter of 2004 while the second quarter of 2003 included write-downs totaling $1.3 million and $0.7 million of equities available for sale and fixed maturities available for sale, respectively. In the first six months of 2004, pre-tax realized net capital gains included charges for write-downs for other than temporary declines in market value totaling $6.2 million related to other invested assets and the first six months of 2003 included write-downs totaling $4.4 million and $4.5 million of equities available for sale and fixed maturities available for sale, respectively. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in determination of such write-downs.)

          Income before income taxes increased 16.7% to $112.5 million in the second quarter of 2004 versus $96.4 million in the second quarter of 2003. For the six month periods, income before income taxes increased 29.8% to $228.0 million in 2004 versus $175.6 million in 2003. The increase in income before income taxes in the 2004 periods compared to the prior year periods resulted primarily from increased underwriting profit from international operations (both Europe and Other) and, to a lesser extent, increased net investment income from European operations and, for the six month period only, a shift from realized net capital losses to realized net capital gains in domestic operations.

          Federal and foreign income tax expenses of $24.7 million and $21.2 million were recorded in the second quarters of 2004 and 2003, respectively. Federal and foreign income tax expenses of $50.5 million and $37.6 million were recorded in the first half of 2004 and 2003, respectively. The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will also include as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

          The effective tax rates, which represent income taxes divided by income before income taxes, were 21.9% and 22.0% in the second quarters of 2004 and 2003, respectively. The effective tax rates were 22.1% and 21.4% in the first six months of 2004 and 2003, respectively. The increased effective tax rate in the first six months of 2004 compared to the prior year period resulted primarily from the fact that in the 2004 first six months, a smaller percentage of income before income taxes resulted from tax-exempt investment income than in the comparable 2003 period.

          All of the share and per-share amounts included in this Management's Discussion have been adjusted to reflect the 5-for-4 split of the Company's common stock in the form of a 25% common stock dividend that was paid on July 16, 2004, to stockholders of record on June 25, 2004. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2004

          Net income for the second quarter of 2004 increased 16.8% to $87.8 million, or $1.32 per common share (diluted), compared to net income of $75.2 million, or $1.14 per common share (diluted), in the 2003 second quarter. Net income for the first six months of 2004 increased 28.6% to $177.5 million, or $2.68 per common share (diluted), compared to net income of $138.0 million, or $2.09 per common share (diluted), in the same prior year period. Reasons for the changes between periods are as discussed earlier.

          SEGMENT RESULTS

          (a) Domestic:

          Comparing the results for each of the three and six month periods ended June 30, 2004 with the same prior year periods, revenues increased over the prior year periods due primarily to increases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS. Income before income taxes in the second quarter of 2004 decreased compared to the same 2003 period due to a decrease in underwriting profit, caused by a slight deterioration in the loss and loss adjustment expense ratio. Income before income taxes in the first half of 2004 increased compared to the same 2003 period due to a shift from realized net capital losses to realized net capital gains, partially offset by a decrease in underwriting profit, caused principally by a slight deterioration in the loss and loss adjustment expense ratio.

          (b) International - Europe (London and Paris branches and TRZ):

          Comparing the results for each of the three and six month periods ended June 30, 2004 with the same prior year periods, revenues increased over the prior year due mostly to increases in net premiums written in each location, with the largest increase occurring in London. The increases occurred largely in the property and credit lines. The increases in net premiums written were a result, in part, of the weakening U.S. dollar compared to the currencies in which premiums were written in the second quarter and first half of 2004 as compared to the same prior year periods. Income before income taxes in the second quarter and first half of 2004 increased compared to the same 2003 periods due primarily to increased underwriting profit, which was primarily the result of an improved loss and loss adjustment expense ratio in London and TRZ, partially offset by a higher commission ratio caused in large part by increased profit commissions and, to a lesser extent, a change in the mix of business. The commission ratio, a component of the underwriting expense ratio, is defined as net commissions divided by net premiums written. To a lesser extent, increased net investment income also contributed to the increase in income before income taxes in both the second quarter and first half of 2004, benefiting, in part, from strong cash flows in recent periods in this region (particularly London) and the impact of foreign exchange as discussed above.

          (c) International - Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

          Comparing the results for the each of the three and six month periods ended June 30, 2004 with the same prior year periods, revenues increased over the prior year due primarily to an increase in net premiums written in the 2004 periods. For the three month periods only, the increase in net premiums written in 2004 was partially offset by the impact of a greater increase in net unearned premiums in the 2004 second quarter compared to the same prior year quarter. The Miami office provided the largest contribution to the rise in revenues, partially offset by a decrease in revenues from Hong Kong. Income before income taxes in the second quarter and first half of 2004 increased compared to the same 2003 periods due primarily to increased underwriting profit that was primarily the result of better overall loss experience in 2004 than in 2003. Underwriting profit for the first half of 2004 as compared with the same period of 2003 also benefited, to a lesser extent, from a lower commission ratio in Miami, caused in part, by a change in the mix of business.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2004

FINANCIAL CONDITION AND LIQUIDITY

          As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the second quarters of 2004 and 2003, the Company received cash dividends from TRC of $5.5 million and $5.2 million, respectively. For the first six months of 2004 and 2003, the Company received cash dividends from TRC of $11.3 million and $10.4 million, respectively. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities, as well as the short-term investment of funds received under securities loan agreements. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

          At June 30, 2004, total investments and cash were $7,402.1 million compared to $6,867.2 million at December 31, 2003. The increase was caused, in large part, by $432.5 million of cash provided by operating activities and the investment of $249.8 million of net funds received under securities loan agreements, partially offset by a decrease of $134.5 million in net unrealized appreciation of investments.

          TRH's fixed maturity investments, approximately 77.9% of total investments as of June 30, 2004, are predominantly investment grade, liquid securities, approximately 62% of which will mature in less than 10 years. The duration of the fixed maturity portfolio was 5.4 years as of June 30, 2004. Also as of that date, approximately 7.9% of total investments were in common and nonredeemable preferred stocks, approximately 3.9% of total investments were in other invested assets, including investments in partnerships, approximately 10.1% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.2% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2004 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

          Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates market value) of the lending agent in these transactions (an AIG subsidiary). A liability is recorded in an amount equal to the collateral received to recognize TRH's obligation to return such funds when the related loaned securities are returned. The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $681.5 million and $34.4 million, respectively, as of June 30, 2004.

          At June 30, 2004, gross unrealized gains and losses on fixed maturities available for sale amounted to $112.8 million and $38.4 million, respectively. The reduction in gross unrealized gains and increase in gross unrealized losses on such fixed maturities in the first six months of 2004 is due primarily to the increase in market interest rates during that period. At June 30, 2004, gross unrealized gains and losses on equities amounted to $40.3 million and $6.1 million, respectively.

          As of June 30, 2004, 93.3% of the fixed maturity portfolio was rated Aaa or Aa, an additional 6.6% was also rated investment grade or better and 0.1% was not rated. Also, as of June 30, 2004, TRH had no derivative instruments.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2004

          Management reviews TRH's investments on a continual basis for evidence of other than temporary declines in market value, exercising its judgment in making such a determination, and calculates the amount of loss recognition (as a realized capital loss) resulting from investment write-downs.

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

          TRH has the ability to hold any security to its stated maturity. Therefore, the decision to sell reflects the judgment of management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management's judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale. (See OPERATIONAL REVIEW for a discussion of realized capital losses resulting from write-downs of securities for other than temporary declines in market value.)

          At June 30, 2004, the net deferred income tax asset totaled $252.2 million compared to $165.7 million at December 31, 2003. The majority of the increase in this net asset caption relates to the significant reduction in deferred tax liability (which is netted against the deferred income tax asset balance) representing the tax impact of the reduction in unrealized appreciation of investments as discussed earlier in this section.

          At June 30, 2004, reserves for unpaid losses and loss adjustment expenses totaled $5.25 billion, an increase of $443.9 million, or 9.2%, as compared to December 31, 2003. Also at June 30, 2004, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $867.0 million, an increase of $30.9 million, or 3.7%, from the 2003 year-end. The increase in loss reserves in 2004 includes provisions for losses occurring in the first six months of 2004, and, to a much lesser extent, additional reserves for losses occurring prior to 2004.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2004

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

          Because the reserving process is inherently difficult and subjective, actual net losses and loss adjustment expenses may materially differ from reserves and related reinsurance recoverables reflected in TRH's consolidated financial statements, and accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss and loss adjustment expense reserves carried at June 30, 2004 are adequate.

          Cash provided by operating activities is generated from underwriting (i.e., premiums assumed less premiums ceded, net of related commissions, net losses and loss adjustment expenses paid and other underwriting expenses) and investment activities (principally interest and dividends received, net of investment expenses paid). For the first six months of 2004, TRH's operating cash flow of $432.5 million was less than the comparable six months of 2003 amount of $503.5 million. The decrease was due, in large part, to increases in income taxes paid and paid losses and loss adjustment expenses, net of reinsurance recovered, partially offset by increased premiums received, net of commissions, in the first half of 2004 compared to the same period in 2003.

          Of total consolidated operating cash flows, $277.3 million and $205.2 million were derived from international operations in the first six months of 2004 and 2003, respectively. More than half of such cash flows were derived from London in each of those periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
JUNE 30, 2004

          TRH believes that its balance of cash and cash equivalents of $152.1 million as of June 30, 2004 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2004 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

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

          TRH's stockholders' equity totaled $2.43 billion at June 30, 2004, an increase of $51.9 million from year-end 2003. The net increase consisted principally of net income of $177.5 million, offset, in part, by a decrease in accumulated other comprehensive income of $119.5 million and cash dividends declared of $12.4 million.

          The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized currency translation loss, net of income taxes, of $32.1 million, caused, primarily, by a weakening of the U.S. dollar particularly against certain European currencies, and net unrealized depreciation of investments, net of income taxes, of $87.4 million, primarily occurring in the second quarter of 2004. The net unrealized depreciation of investments, net of income taxes, is composed principally of a decrease of $75.0 million in unrealized appreciation of fixed maturities available for sale, caused primarily by an increase in market interest rates in the first six months of 2004, and a decrease of $16.6 million in unrealized appreciation of equities available for sale.

          Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the market value of fixed maturities and equities available for sale. Market values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

          In May 2004, the Board of Directors of Transatlantic Holdings, Inc. declared a 5-for-4 split of the common stock in the form of a 25% common stock dividend that was paid on July 16, 2004, to stockholders of record on June 25, 2004. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

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

          TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first half of 2004 and for the year ending December 31, 2003 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

          The following table presents the VaR on a combined basis and of each component of market risk for the six months ended June 30, 2004 and for the year ended December 31, 2003. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

 Market Risk
(in millions)

                                2004                                2003
                --------------------------------   ------------------------------------
                 As of                                 As of
                June 30,   Average   High    Low   December 31,   Average   High    Low
                --------------------------------   ------------------------------------
Combined          $198       $178    $198   $166        $171        $135    $171   $105
Interest rate      212        201     212    193         198         148     198    104
Equity              69         71      73     69          73          61      73     48
Currency             5          5       5      4           4           4       4      3

Part I - Item 4

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES

          TRH's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH's management, including TRH's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports TRH files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in TRH's internal control over financial reporting that occurred during the second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, TRH's internal control over financial reporting.

Part II - Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
                  Equity Securities

          In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of the Company's common stock in the open market or through negotiated transactions. There were no shares purchased under this authorization during the six months ended June 30, 2004 and, at that date, 294,750 shares (as adjusted for stock splits) remained available for purchase under the foregoing authorization. The purchase program has no set expiration or termination date.

          The information included in this section does not include 10,666 shares and 12,982 shares related to options exercised in the three and six month periods ended June 30, 2004, respectively, that were attested to in satisfaction of the exercise price by holders of the Company's employee stock options (granted under employee stock option plans).

Part II - Item 4. Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders held on May 20, 2004, the stockholders:

          (a) elected nine directors (which constitute the Company's entire Board of Directors) for a one year term, as follows:

                                                      SHARES
                       NOMINEE          SHARES FOR   WITHHELD
                       -------          ----------   --------
                 James Balog            51,059,409    231,641
                 C. Fred Bergsten       51,059,709    231,341
                 Maurice R. Greenberg   50,296,947    994,103
                 Tomio Higuchi          51,058,809    232,241
                 John J. Mackowski      51,059,709    231,341
                 Edward E. Matthews     50,296,967    994,083
                 Robert F. Orlich       50,718,221    572,829
                 Howard I. Smith        50,717,446    573,604
                 Thomas R. Tizzio       50,296,963    994,087

          (b) approved, by a vote of 51,268,209 shares in favor to 15,785 shares opposed, with 7,056 abstentions and 1,246,442 shares not voting, a proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants of Transatlantic Holdings, Inc. for 2004.

Part II - Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits
               See accompanying Exhibit Index.

          (b)  Reports on Form 8-K
               During the three months ended June 30, 2004, there were no Current Reports filed on Form 8-K.

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

Dated: August 6, 2004

                                  EXHIBIT INDEX

Exhibit
 Number                      Description                               Location
 ------                      -----------                               --------
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