Form 10-Q
period 2004-09-30
TRANSATLANTIC HOLDINGS INC
filed 2004-11-09
CIK 862510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________

                             Commission File Number 1-10545

                          TRANSATLANTIC HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                          13-3355897
   -------------------------------                        ---------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                        Identification Number)

   80 Pine Street, New York, New York                             10005
----------------------------------------                        ----------
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

                                 YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2004. 65,781,173
                                        ----------

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                         PART I - FINANCIAL INFORMATION

                                                                                      PAGE
                                                                                      ----
ITEM 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 2004 (unaudited)
             and December 31, 2003.................................................     1

          Consolidated Statements of Operations for the three and nine months ended
             September 30, 2004 and 2003 (unaudited)...............................     2

          Condensed Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2004 and 2003 (unaudited).........................     3

          Consolidated Statements of Comprehensive Income for the three and nine
             months ended September 30, 2004 and 2003 (unaudited)..................     4

          Notes to Condensed Consolidated Financial Statements (unaudited).........     5


Cautionary Statement Regarding Forward-Looking Information.........................    10


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results
             of Operations.........................................................    11

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk...............    24

ITEM 4.   Controls and Procedures..................................................    25


                           PART II - OTHER INFORMATION


ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds..............    26

ITEM 6.   Exhibits.................................................................    26

Signatures.........................................................................    26

Exhibit Index......................................................................    27

Part I - Item 1

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2004 and December 31, 2003

                                                                                      (Unaudited)
                                                                                          2004         2003
                                                                                      -----------   ----------
                                                                                  (in thousands, except share data)
                                       ASSETS
Investments and cash:
   Fixed maturities:
      Held to maturity, at amortized cost (market value: 2004-$960,174;
         2003-$634,768)                                                               $   939,097   $  622,620
      Available for sale, at market value (amortized cost: 2004-$4,977,384;
         2003-$4,591,165) (pledged, at market value: 2004-$790,912;
         2003-$426,536)                                                                 5,156,604    4,780,919
   Equities:
      Common stocks available for sale, at market value (cost: 2004-$525,828;
         2003-$495,378) (pledged, at market value: 2004-$32,766; 2003-$47,999)            545,906      555,255
      Nonredeemable preferred stocks available for sale, at market value
         (cost: 2004-$20,248; 2003-$29,310)                                                20,205       29,131
   Other invested assets                                                                  298,912      183,773
   Short-term investment of funds received under securities loan agreements               840,638      485,869
   Short-term investments, at cost which approximates market value                         30,317       26,711
   Cash and cash equivalents                                                              151,820      182,887
                                                                                      -----------   ----------
         Total investments and cash                                                     7,983,499    6,867,165
Accrued investment income                                                                 124,857      103,646
Premium balances receivable, net                                                          537,432      408,029
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
   Affiliates                                                                             230,371      221,686
   Other                                                                                  663,044      648,227
Deferred acquisition costs                                                                198,208      173,612
Prepaid reinsurance premiums                                                              114,192       75,515
Deferred income taxes                                                                     215,219      165,670
Other assets                                                                               85,901       44,208
                                                                                      -----------   ----------
         Total assets                                                                 $10,152,723   $8,707,758
                                                                                      ===========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                            $ 5,551,947   $4,805,498
Unearned premiums                                                                       1,054,484      917,355
Payable under securities loan agreements                                                  840,638      485,869
Other liabilities                                                                         229,079      122,449
                                                                                      -----------   ----------
         Total liabilities                                                              7,676,148    6,331,171
                                                                                      -----------   ----------
Preferred Stock, $1.00 par value; shares authorized: 5,000,000                                 --           --
Common Stock, $1.00 par value; shares authorized: 100,000,000;
   shares issued: 2004-66,645,373; 2003-53,332,678                                         66,645       53,333
Additional paid-in capital                                                                189,700      196,645
Accumulated other comprehensive income                                                     77,641      120,770
Retained earnings                                                                       2,157,032    2,020,282
Treasury Stock, at cost; 864,200 shares of common stock                                   (14,443)     (14,443)
                                                                                      -----------   ----------
         Total stockholders' equity                                                     2,476,575    2,376,587
                                                                                      -----------   ----------
         Total liabilities and stockholders' equity                                   $10,152,723   $8,707,758
                                                                                      ===========   ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,            September 30,
                                                  ---------------------   -----------------------
                                                      2004       2003        2004         2003
                                                  ----------   --------   ----------   ----------
                                                        (in thousands, except per share data)
Revenues:
   Net premiums written                           $  987,385   $901,255   $2,822,052   $2,472,186
   Increase in net unearned premiums                 (46,779)   (37,596)     (92,795)    (153,597)
                                                  ----------   --------   ----------   ----------
   Net premiums earned                               940,606    863,659    2,729,257    2,318,589
   Net investment income                              75,664     68,489      220,563      201,584
   Realized net capital gains                          5,029      5,501       14,493        6,770
                                                  ----------   --------   ----------   ----------
                                                   1,021,299    937,649    2,964,313    2,526,943
                                                  ----------   --------   ----------   ----------

Expenses:
   Net losses and loss adjustment expenses           810,075    602,523    2,049,445    1,624,713
   Net commissions                                   248,164    221,362      697,422      608,307
   Other underwriting expenses                        17,264     16,566       53,446       47,802
   Increase in deferred acquisition costs            (12,161)    (8,985)     (24,597)     (36,758)
   Other deductions, net                               1,140        752        3,819        1,846
                                                  ----------   --------   ----------   ----------
                                                   1,064,482    832,218    2,779,535    2,245,910
                                                  ----------   --------   ----------   ----------

(Loss) income before income taxes                    (43,183)   105,431      184,778      281,033
Income taxes (benefits)                              (21,345)    24,651       29,139       62,247
                                                  ----------   --------   ----------   ----------

Net (loss) income                                   ($21,838)  $ 80,780   $  155,639   $  218,786
                                                  ==========   ========   ==========   ==========

Net (loss) income per common share: (a)
   Basic                                              ($0.33)  $   1.23   $     2.37   $     3.34
   Diluted                                             (0.33)      1.22         2.35         3.32

Dividends per common share (a)                         0.100      0.088        0.288        0.256

Weighted average common shares outstanding: (a)
   Basic                                              65,770     65,517       65,705       65,495
   Diluted                                            65,770     65,970       66,206       65,918

(a) Share and per share information reflect the 5-for-4 split of the common stock in the form of a 25% common stock dividend, paid on July 16, 2004.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                              2004          2003
                                                                          -----------   -----------
                                                                                (in thousands)
Net cash provided by operating activities                                 $   721,651   $   681,680
                                                                          -----------   -----------
Cash flows from investing activities:
   Proceeds of fixed maturities available for sale sold                       438,957       611,218
   Proceeds of fixed maturities available for sale redeemed or matured        291,568       291,871
   Proceeds of equities sold                                                  618,197       444,050
   Purchase of fixed maturities held to maturity                             (317,690)     (534,727)
   Purchase of fixed maturities available for sale                         (1,121,734)   (1,046,615)
   Purchase of equities                                                      (622,938)     (470,646)
   Net (purchase) sale of other invested assets                              (108,918)       63,105
   Net (purchase) sale of short-term investment of funds received under
      securities loan agreements                                             (354,769)       27,062
   Net (purchase) sale of short-term investments                               (3,608)        1,982
   Change in other liabilities for securities in course of settlement          86,933        25,918
   Other, net                                                                    (257)        1,156
                                                                          -----------   -----------
      Net cash used in investing activities                                (1,094,259)     (585,626)
                                                                          -----------   -----------
Cash flows from financing activities:
   Net funds received (disbursed) under securities loan agreements            354,769       (27,062)
   Dividends to stockholders                                                  (18,139)      (16,244)
   Proceeds from common stock issued                                            4,366         2,417
   Other, net                                                                    (150)           --
                                                                          -----------   -----------
      Net cash provided by (used in) financing activities                     340,846       (40,889)
                                                                          -----------   -----------
Effect of exchange rate changes on cash and cash equivalents                      695         3,507
                                                                          -----------   -----------
      Change in cash and cash equivalents                                     (31,067)       58,672
Cash and cash equivalents, beginning of period                                182,887       127,402
                                                                          -----------   -----------
      Cash and cash equivalents, end of period                            $   151,820   $   186,074
                                                                          ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                 Three Months Ended    Nine Months Ended
                                                                    September 30,        September 30,
                                                                -------------------   -------------------
                                                                  2004       2003       2004       2003
                                                                --------   --------   --------   --------
                                                                              (in thousands)
Net (loss) income                                               ($21,838)  $ 80,780   $155,639   $218,786
                                                                --------   --------   --------   --------
Other comprehensive income (loss):
   Net unrealized appreciation (depreciation) of investments:
      Net unrealized holding gains (losses)                       96,541    (43,648)   (28,467)    76,610
      Related income tax effect                                  (33,790)    15,276      9,963    (26,814)
      Reclassification adjustment for gains included in
         net (loss) income                                        (5,029)    (5,501)   (14,493)    (6,770)
      Related income tax effect                                    1,761      1,926      5,073      2,370
                                                                --------   --------   --------   --------
                                                                  59,483    (31,947)   (27,924)    45,396
                                                                --------   --------   --------   --------

   Net unrealized currency translation gain (loss)                25,982     46,434    (23,392)     8,218
   Related income tax effect                                      (9,094)   (16,253)     8,187     (2,877)
                                                                --------   --------   --------   --------
                                                                  16,888     30,181    (15,205)     5,341
                                                                --------   --------   --------   --------
Other comprehensive income (loss)                                 76,371     (1,766)   (43,129)    50,737
                                                                --------   --------   --------   --------
Comprehensive income                                            $ 54,533   $ 79,014   $112,510   $269,523
                                                                ========   ========   ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

     For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2003 and Form 10-Q filings for the quarters ended March 31, 2004 and June 30, 2004.

2.   Net (Loss) Income Per Common Share

     Net (loss) income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.

                                                            Three Months Ended    Nine Months Ended
                                                               September 30,        September 30,
                                                            ------------------   -------------------
                                                              2004       2003      2004       2003
                                                            --------   -------   --------   --------
                                                              (in thousands, except per share data)
Net (loss) income (numerator)                               ($21,838)  $80,780   $155,639   $218,786
                                                            ========   =======   ========   ========
Weighted average common shares outstanding used
   in the computation of net (loss) income per share:(a)
   Average shares issued                                      66,634    66,381     66,569     66,359
   Less: Average shares in treasury                              864       864        864        864
                                                            --------   -------   --------   --------
   Average outstanding shares - basic (denominator)           65,770    65,517     65,705     65,495
   Average potential shares, principally stock options(b)         --       453        501        423
                                                            --------   -------   --------   --------
   Average outstanding shares - diluted (denominator)         65,770    65,970     66,206     65,918
                                                            ========   =======   ========   ========
Net (loss) income per common share:(a)
   Basic                                                      ($0.33)  $  1.23   $   2.37   $   3.34
   Diluted(b)                                                  (0.33)     1.22       2.35       3.32

(a) Share and per share information reflect the 5-for-4 split of the common stock in the form of a 25% common stock dividend, paid on July 16, 2004.

(b) As the impact of potential shares for the three months ended September 30, 2004 is antidilutive (i.e., reduces the net loss per common share), potential shares are not included in the diluted net loss per common share calculation for that period.

3.   Impact of Third Quarter 2004 Catastrophe Losses

     Net (loss) income for each of the three and nine month periods ended September 30, 2004 include aggregate estimated pre-tax catastrophe losses of $165.0 million, or $115.1 million after tax, arising principally from Hurricanes Charley, Frances, Ivan and Jeanne, which struck the United States and the Caribbean, and from typhoons that affected Japan. The losses recorded for these events represent TRH's estimate of aggregate ultimate losses based upon information presently available.

     The tax benefit from catastrophe losses reflected above of approximately $49.9 million, which was recognized in the 2004 third quarter and first nine months periods, was calculated by determining the impact of such losses on tax expense in those periods based on the effective tax rate method. For the full year, TRH expects to be able to recognize a tax benefit from such losses at the statutory rate of 35%. Therefore an additional tax benefit of approximately
$7.9 million related to third quarter 2004 catastrophe losses will be recognized in the fourth quarter of 2004.

4.   Stock-Based Compensation

     On January 1, 2003, TRH adopted the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net (loss) income in the third quarters and first nine months of 2004 and 2003 reflect stock-based compensation expenses, which are included in the Consolidated Statements of Operations as a component of other deductions, net, primarily related to stock options granted after January 1, 2003. Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, as permitted under SFAS No. 123.

     Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS No. 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123), TRH's net (loss) income and net (loss) income per common share (on a pro forma basis) would have been as follows:

                                                            Three Months Ended    Nine Months Ended
                                                               September 30,        September 30,
                                                            ------------------   -------------------
                                                              2004       2003      2004       2003
                                                            --------   -------   --------   --------
                                                              (in thousands, except per share data)
Net (loss) income:
   As reported                                              ($21,838)  $80,780   $155,639   $218,786
   Add: Stock-based employee compensation
      expense included in reported net (loss) income,
      net of related tax effects                                 522       224      1,572        529
   Deduct: Total stock-based compensation
      expense determined under fair value based
      method for all awards, net of related tax effects       (1,141)     (968)    (3,404)    (2,773)
                                                            --------   -------   --------   --------
   Pro forma                                                ($22,457)  $80,036   $153,807   $216,542
                                                            ========   =======   ========   ========
Net (loss) income per common share:(a)
   As reported:
      Basic                                                   ($0.33)  $  1.23   $   2.37   $   3.34
      Diluted                                                  (0.33)     1.22       2.35       3.32
   Pro forma:
      Basic                                                    (0.34)     1.22       2.34       3.31
      Diluted                                                  (0.34)     1.21       2.32       3.29

(a) Per share information reflects the 5-for-4 split of the common stock in the form of a 25% common stock dividend, paid on July 16, 2004.

     While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in the third quarters and first nine months of 2004 and 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to net income, as those charges under the prospective method of transition will not reflect costs associated with stock compensation issued or granted prior to January 1, 2003.

5.   Reinsurance

     Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                               ---------------------   -----------------------
                                  2004        2003        2004         2003
                               ----------   --------   ----------   ----------
                                               (in thousands)
Gross premiums written         $1,086,832   $995,811   $3,166,946   $2,761,658
Reinsurance premiums ceded        (99,447)   (94,556)    (344,894)    (289,472)
                               ----------   --------   ----------   ----------
Net premiums written           $  987,385   $901,255   $2,822,052   $2,472,186
                               ==========   ========   ==========   ==========

Gross premiums earned          $1,037,817   $960,133   $3,035,474   $2,576,693
Reinsurance premiums ceded        (97,211)   (96,474)    (306,217)    (258,104)
                               ----------   --------   ----------   ----------
Net premiums earned            $  940,606   $863,659   $2,729,257   $2,318,589
                               ==========   ========   ==========   ==========

Gross incurred losses and
   loss adjustment expenses    $  848,689   $642,980   $2,161,933   $1,804,097
Reinsured losses and loss
   adjustment expenses ceded      (38,614)   (40,457)    (112,488)    (179,384)
                               ----------   --------   ----------   ----------
Net losses and loss
   adjustment expenses         $  810,075   $602,523   $2,049,445   $1,624,713
                               ==========   ========   ==========   ==========

6.   Cash Dividends

     During the third quarter of 2004, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.10 per common share, or approximately $6.5 million in the aggregate, payable on December 10, 2004.

7.   Income Taxes (Benefits)

     Income taxes (benefits) recorded in each of the three and nine month periods ended September 30, 2004 includes a tax benefit of $49.9 million from the pre-tax impact of $165.0 million of third quarter 2004 catastrophe losses. (See Note 3 for a further discussion of the impact of catastrophe losses on tax expenses (benefits).)

     Income taxes paid, net, in the third quarter totaled $5.0 million and $28.9 million in 2004 and 2003, respectively. For the 2004 and 2003 nine month periods, income taxes paid, net, totaled $101.9 million and $34.6 million, respectively. Amounts referred to in this footnote are net of recoveries of income taxes previously paid, as applicable.

8.   Segment Information

     The following tables present a summary of comparative financial data by segment:

                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                             --------------------   -----------------------
                                                2004       2003        2004         2003
                                             ---------   --------   ----------   ----------
                                                             (in thousands)
Domestic:

Net premiums written                         $ 494,927   $515,986   $1,465,313   $1,375,625
Net premiums earned(a)                         467,238    487,343    1,403,046    1,280,551
Net investment income                           47,667     47,257      143,297      141,650
Realized net capital gains                       4,537      3,922       12,843        2,959
Revenues(a)                                    519,442    538,522    1,559,186    1,425,160
Net losses and loss adjustment expenses(b)     452,910    341,555    1,123,662      895,724
Underwriting expenses(c)                       131,905    136,699      387,909      368,145
Underwriting (loss) profit(b)(d)              (109,558)    16,465      (90,905)      39,658
(Loss) income before income taxes(b)           (58,339)    67,028       62,057      182,597

                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                             -------------------   ---------------------
                                               2004       2003        2004         2003
                                             --------   --------   ----------   --------
                                                           (in thousands)
International-Europe:

Net premiums written                         $388,166   $303,821   $1,065,662   $849,559
Net premiums earned(a)                        373,145    283,581    1,051,324    796,821
Net investment income                          23,970     17,836       65,747     49,639
Realized net capital gains (losses)               204        945         (667)     1,024
Revenues(a)(e)                                397,319    302,362    1,116,404    847,484
Net losses and loss adjustment expenses(b)    253,633    210,279      735,198    589,505
Underwriting expenses(c)                       98,514     75,929      270,119    206,966
Underwriting profit(b)(d)                      23,345      1,680       47,916     12,750
Income before income taxes(b)                  47,747     20,327      112,722     63,541

                                             Three Months Ended    Nine Months Ended
                                                September 30,        September 30,
                                             ------------------   -------------------
                                               2004       2003      2004       2003
                                             --------   -------   --------   --------
                                                          (in thousands)
International-Other:

Net premiums written                         $104,292   $81,448   $291,077   $247,002
Net premiums earned(a)                        100,223    92,735    274,887    241,217
Net investment income                           4,027     3,396     11,519     10,295
Realized net capital gains                        288       634      2,317      2,787
Revenues(a)                                   104,538    96,765    288,723    254,299
Net losses and loss adjustment expenses(b)    103,532    50,689    190,585    139,484
Underwriting expenses(c)                       35,009    25,300     92,840     80,998
Underwriting (loss) profit(b)(d)              (36,523)   14,048     (3,470)    22,117
(Loss) income before income taxes(b)          (32,591)   18,076      9,999     34,895

                                               Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                             ---------------------   -----------------------
                                                2004        2003        2004         2003
                                             ----------   --------   ----------   ----------
                                                           (in thousands)
Consolidated:

Net premiums written                         $  987,385   $901,255   $2,822,052   $2,472,186
Net premiums earned(a)                          940,606    863,659    2,729,257    2,318,589
Net investment income                            75,664     68,489      220,563      201,584
Realized net capital gains                        5,029      5,501       14,493        6,770
Revenues(a)(e)                                1,021,299    937,649    2,964,313    2,526,943
Net losses and loss adjustment expenses(b)      810,075    602,523    2,049,445    1,624,713
Underwriting expenses(c)                        265,428    237,928      750,868      656,109
Underwriting (loss) profit(b)(d)               (122,736)    32,193      (46,459)      74,525
(Loss) income before income taxes(b)            (43,183)   105,431      184,778      281,033

----------
(a) Net premiums earned related to affiliates approximate $124,000 and $129,000 for the three months ended September 30, 2004 and 2003, respectively, and $380,000 and $382,000 for the nine months ended September 30, 2004 and 2003, respectively, and are included primarily in Domestic and International-Europe.

(b) Results for the three and nine months ended September 30, 2004 include pre-tax losses and loss adjustment expenses of $165,000 (representing approximately $95,950 from Domestic operations, $16,550 from International
     - Europe and $52,500 from International-Other operations (approximately $27,660 from Miami, serving Latin American and the Caribbean, and approximately $24,840 from Japan)) related to third quarter 2004 catastrophe losses.

(c) Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(d) Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(e) Revenues from the London, England office totaled $211,067 and $172,244 for the three months ended September 30, 2004 and 2003, respectively, and $633,952 and $498,579 for the nine months ended September 30, 2004 and 2003, respectively.

9.   Related Party Transactions

     Approximately $147.3 million (13.6%) and $139.9 million (14.0%) in the third quarters of 2004 and 2003, respectively, and approximately $529.5 million (16.7%) and $498.7 million (18.1%) for the nine months ended September 30, 2004 and 2003, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of American International Group, Inc. (AIG). The great majority of such gross premiums written were recorded in property, other liability, auto liability, marine and aviation and, in 2004 only, medical malpractice lines. Of the amounts above, $53.7 million and $51.4 million in the third quarters of 2004 and 2003, respectively, and $264.0 million and $245.6 million in the nine months ended September 30, 2004 and 2003, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH.

10.  Accounting Standard

     At the March 2004 meeting, the Emerging Issues Task Force (EITF) reached a consensus with respect to Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." On September 30, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments' " delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance. This delay does not suspend the requirement to recognize other than temporary impairments as required by existing authoritative literature. The disclosures as required by EITF No. 03-1 continue to be effective for annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." For all other investments within the scope of EITF No. 03-1, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004.

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          This Quarterly Report on Form 10-Q and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "think," "thinks," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. These statements are not historical facts but instead represent only TRH's belief regarding future events and financial performance, many of which, by their nature, are inherently uncertain and outside of TRH's control. These statements may address, among other things, TRH's strategy and expectations for growth, product development, government and industry regulatory actions, legal matters, market conditions, financial results and reserves, as well as the expected impact on TRH of natural and man-made (e.g., terrorist attacks) catastrophic events and political, economic, legal and social conditions. It is possible that TRH's actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH's actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions and cyclical industry conditions, credit quality, government, regulatory and accounting policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, legal and regulatory proceedings, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, and the uncertainties inherent in international operations, and are further discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I - Item 2

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004

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

FINANCIAL STATEMENTS

          The following discussion refers to the consolidated financial statements of TRH as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and American International Group, Inc. (AIG) and its subsidiaries. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

EXECUTIVE OVERVIEW

          The operations of Transatlantic Holdings, Inc. (the Company) are conducted principally by its three major operating subsidiaries - Transatlantic Reinsurance Company (TRC), Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam) - and managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis - structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

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

          AIG, which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 60% of the common stock of the Company as of September 30, 2004.

          TRH's major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH's investments are in fixed maturity securities with an average duration of 5.0 years as of September 30, 2004. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH's revenues, (loss) income before income taxes and net (loss) income for the periods indicated:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2004

                                        Three Months Ended             Nine Months Ended
                                           September 30,                 September 30,
                                    --------------------------   ----------------------------
                                      2004      2003    Change     2004       2003     Change
                                    --------------------------   ----------------------------
                                                      (dollars in millions)
Revenues                            $1,021.3   $937.6    8.9%    $2,964.3   $2,526.9    17.3%
(Loss) income before income taxes      (43.2)   105.4     --        184.8      281.0   (34.3)
Net (loss) income                      (21.8)    80.8     --        155.6      218.8   (28.9)

          CONSOLIDATED RESULTS AND MARKET CONDITIONS

          Revenues for the third quarter and first nine months of 2004 grew compared to the same prior year periods, principally due to an increase in net premiums earned, with the largest contribution from European operations -- where more favorable underwriting opportunities continue to be available. In Europe in recent periods, TRH has benefited from the fact that the financial difficulties of certain large European reinsurers and certain withdrawals from the market have caused ceding companies to place greater value on the financial security of their reinsurance partners. Generally, market conditions in Europe remain strong with property and marine line rates holding firm. Rates for motor classes have weakened a bit and certain casualty class rates have slipped as the market recedes a bit from the record high rate levels of recent years.

          Domestically, modest rate improvements continue in certain specialty and general casualty classes. In certain cases, however, rate decreases in such classes have been observed. For most property classes, rates have generally declined from recent peaks, though the high level of third quarter 2004 catastrophe losses are expected to exert upward pressure on these rates, particularly in those areas struck by the hurricanes. The changing pricing environment and generally greater level of competition in recent quarters has had a moderating effect on premium increases as the year has progressed and that effect is expected to continue for at least the immediate future.

          Catastrophe losses of $165.0 million, or $115.1 million after tax, dramatically affected 2004 third quarter and year to date results. These losses resulted from Hurricanes Charley, Frances, Ivan and Jeanne, that affected the Southeastern United States and the Caribbean, and from typhoons that affected Japan. These losses also affected many other companies as well, as industry sources have estimated that third quarter 2004 catastrophe losses may ultimately cost the global insurance and reinsurance industries an estimated $30.0 billion.

          While TRH believes that the high level of third quarter catastrophe losses encountered in the United States, the Caribbean and Japan will exert upward pressure on rates, particularly in those areas experiencing the catastrophe losses, the ultimate impact of those losses has yet to be determined, as the industry continues to measure the enormous costs of these events.

          The loss before income taxes in the third quarter of 2004, as compared to the same 2003 quarter, and the lower income before income taxes for the first nine months of 2004 as compared to the same prior year period, resulted primarily from the abovementioned catastrophe losses occurring in the third quarter of 2004. The impact of these losses was partially offset by improvements in underwriting profit and increased net investment income, both from International - Europe, in each of the 2004 periods as compared to the comparable prior year periods. Tax benefits associated with the losses described above somewhat tempered the impact of these items on net (loss) income in the 2004 third quarter and first nine month periods, respectively. Underwriting profit (loss) is defined as net premiums earned less net losses and loss adjustment expenses, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs. (See OPERATIONAL REVIEW for further discussion.)

          While TRH believes market conditions, while moderating somewhat, continue to be strong in most classes, the markets in which TRH operates are highly competitive and have historically been cyclical. Accordingly, TRH cannot predict, with any reasonable certainty, future market conditions.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2004

          Further information related to items discussed in this EXECUTIVE OVERVIEW may be found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion).

          RECENT DEVELOPMENTS

          Various regulators including the New York State Attorney General have commenced investigations into certain insurance business practices.
In connection with these investigations, AIG has asked TRH to review its documents and TRH has been cooperating fully with AIG in such request. To date, nothing has come to the attention of TRH's management that would indicate that TRH has been involved in any improper conduct.

CRITICAL ACCOUNTING ESTIMATES

          This discussion and analysis of financial condition and results of operations is based upon TRH's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience, and on various other assumptions that it believes to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

          The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below:

          LOSS RESERVES

          Loss cost trend factors by class of business - These factors are used to establish expected loss and loss adjustment expense ratios for more recent years based on the projected loss and loss adjustment expense ratios with respect to prior accident years. These factors take into account, among other things, loss cost inflation, changes in amounts of jury awards, social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) and trends in court interpretations of coverage.

          Expected loss and loss adjustment expense ratio for the latest accident year by class of business - These ratios are determined based on the significant body of knowledge that TRH has gathered with respect to current and historical loss trends by class of business. Because certain longer-tail casualty lines, such as excess-of-loss medical malpractice and directors' and officers' liability, tend to settle claims over an extended number of years, loss experience for recent accident years may not constitute statistically reliable data to use to project ultimate losses for current year business. Therefore, the results of more fully developed accident years modified for current trends need to be considered in the determination of these ratios.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2004

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

          The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

                                       Three Months Ended            Nine Months Ended
                                          September 30,                September 30,
                                    ------------------------   ----------------------------
                                     2004     2003    Change     2004       2003     Change
                                    ------------------------   ----------------------------
                                                     (dollars in millions)
Net premiums written                $987.4   $901.3     9.6%   $2,822.1   $2,472.2    14.2%
Net premiums earned                  940.6    863.7     8.9     2,729.3    2,318.6    17.7
Net investment income                 75.7     68.5    10.5       220.6      201.6     9.4

          Net premiums written for the third quarter and first nine months of 2004 exceeded the comparable 2003 periods principally as a result of pricing increases and increased coverage provided, coupled with the impact of foreign exchange rate movements. In the 2004 periods compared to the same prior year periods, the value of the U.S. dollar declined compared to certain significant currencies in which TRH does business, particularly in TRH's European locations, serving to increase the amount of net premiums written in U.S. dollars (the reporting currency) from these locations related solely to this exchange rate movement. The increase in net premiums written in the third quarter of 2004 compared to the third quarter of 2003 resulted from international operations, particularly Europe. The increase in net premiums written in the first nine months of 2004 compared to the same 2003 period resulted from increases in international operations, particularly Europe, and to a lesser extent, domestic operations. On a worldwide basis, casualty lines business represented 73.1% of net premiums written in the first nine months of 2004 versus 75.3% in the comparable 2003 period. The balance represented property lines. Treaty business represented 96.4% of net premiums written in the first nine months of 2004 versus 95.7% in the year ago period. The balance represented facultative accounts.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2004

          Domestic net premiums written decreased for the third quarter of 2004 by $21.1 million, or 4.1%, to $494.9 million, with the most significant decreases occurring in auto liability and other liability (principally in the specialty casualty class of directors' and officers' liability) lines, partially offset by increases in the medical malpractice line. Domestic net premiums written increased in the first nine months of 2004 by $89.7 million, or 6.5%, over the same prior year period to $1,465.3 million with significant increases in other liability (principally in general casualty classes) and property lines, partially offset by decreases in the auto liability line. The increase in net premiums written in the property line is due, in part, to a reduction in ceded property premiums written for the first nine months of 2004.

          Net premiums written by international offices increased in the third quarter of 2004 by $107.2 million, or 27.8%, over the prior year, to $492.5 million, led by European operations. International net premiums written increased significantly in property, auto liability and other liability (primarily in general casualty classes) lines in the third quarter of 2004 compared to the third quarter of 2003. For the first nine months of 2004, international net premiums written increased by $260.2 million, or 23.7%, over the same year ago period to $1,356.7 million, again led by European operations, particularly London. Significant increases in international net premiums written were recorded in property, credit and ocean marine lines in the first nine months of 2004 compared to the same prior year period. The increases in international net premiums written in both the third quarter and first nine months of 2004 periods as compared to the same 2003 periods resulted, in part, from the impact of foreign exchange rate movements as discussed above. International business represented 48.1% of worldwide net premiums written for the first nine months of 2004 compared to 44.4% for the respective 2003 period. (See discussion of market conditions under CONSOLIDATED RESULTS AND MARKET CONDITIONS.)

          Generally, reasons for increases in gross premiums written between periods are similar to those for net premiums written.

          While ceded premiums written in the 2004 and 2003 third quarters did not materially differ, ceded premiums for the first nine months of 2004 exceeded the comparable 2003 amount due, in large part, to increases in amounts which, by prearrangement, were assumed by TRH from an affiliate and then ceded in an equal amount to other affiliates.

          As premiums written are earned on a pro rata basis over the terms of the related coverage, the reasons for increases in net premiums earned are generally similar to the reasons for increases in net premiums written over time. The difference in the percentage increase in net premiums written compared to the percentage increase in net premiums earned is principally caused by differences in earnings patterns related to variances in the inception dates of business assumed and ceded and the mix of business between pro rata and excess-of-loss for the respective periods.

          Net investment income increased in the third quarter and first nine months of 2004, as compared to the same prior year periods, due principally to the investment (primarily in fixed maturities) of significant positive cash flow from operating activities generated in recent periods and, to a lesser extent, the impact of the weakening U.S. dollar compared to certain currencies, particularly from European countries, in which TRH's net investment income is earned. For both the three and nine month periods ending September 30, 2004, the pre-tax yield on fixed maturities was 4.5% compared to 4.5% and 4.6% for the prior year three and nine month periods, respectively. The pre-tax yield on fixed maturities represents annualized pre-tax net investment income from fixed maturities for the periods indicated divided by the average balance sheet carrying value of the fixed maturity portfolio for such periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2004

          Pre-tax realized net capital gains totaled $5.0 million and $5.5 million for the third quarters of 2004 and 2003, respectively. Pre-tax realized net capital gains totaled $14.5 million and $6.8 million for the first nine months of 2004 and 2003, respectively. Realized capital gains and losses are generally the result of investment dispositions, which reflect TRH's investment and tax planning strategies to maximize after-tax income. In addition, pre-tax realized net capital gains include charges for write-downs related to certain securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. There were no write-downs for other than temporary declines in market value in the third quarter of 2004 and in the third quarter of 2003 write-downs were insignificant. In the first nine months of 2004, pre-tax realized net capital gains included charges for write-downs for other than temporary declines in market value totaling $6.2 million related to other invested assets and the first nine months of 2003 included write-downs totaling approximately $9.1 million, representing $4.5 million and $4.6 million of equities available for sale and fixed maturities available for sale, respectively. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in determination of such write-downs.)

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

          The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                ------------------   -----------------
                                    2004   2003          2004   2003
                                   -----   ----         -----   ----
Consolidated:
   Loss and loss adjustment
      expense ratio                 86.1   69.8          75.1   70.1
   Underwriting expense ratio       26.9   26.4          26.6   26.5
   Combined ratio                  113.0   96.2         101.7   96.6

----------------------------------------------------------------------

Domestic:
   Loss and loss adjustment
      expense ratio                 96.9   70.1          80.1   69.9
   Underwriting expense ratio       26.7   26.5          26.5   26.8
   Combined ratio                  123.6   96.6         106.6   96.7

International:
   Loss and loss adjustment
      expense ratio                 75.5   69.3          69.8   70.2
   Underwriting expense ratio       27.1   26.3          26.8   26.3
   Combined ratio                  102.6   95.6          96.6   96.5

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2004

          The loss and loss adjustment expense ratios for consolidated TRH increased in the third quarter and first nine months of 2004 due to the negative impact of catastrophe losses arising from third quarter 2004 major storm activity in the United States, the Caribbean and Japan. The impact of such catastrophe losses added 17.5 and 6.0, respectively, to the 2004 third quarter and first nine months period loss and loss adjustment expense and combined ratios. The 2003 periods contained no significant losses related to catastrophes occurring in those periods. (See Note 8 of Notes to Condensed Consolidated Financial Statements and the discussion under SEGMENT RESULTS for the amount of catastrophe losses by segment.)

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

          The underwriting expense ratio for consolidated TRH increased in the third quarter of 2004 compared to the same year ago quarter primarily due to an increase in the international net commission component of the ratio. The change in the underwriting expense ratio between the comparable nine month periods was not significant.

          The increase in deferred acquisition costs for the first nine months of 2004 was significantly less than the comparable prior year amount. The difference arose principally in the first quarter on 2004 compared to the first quarter of 2003. As the increase in unearned premiums in the first nine months of 2004 was significantly less than such increase in the same prior year period, a related, and smaller, amount of acquisition costs was deferred in the first nine months of 2004 compared to the same year ago period. Acquisition costs (consisting primarily of net commissions incurred) are charged to earnings over the period in which the related premiums are earned.

          Other deductions, net, includes pre-tax expense charges of $0.7 million and $0.3 million for the third quarters of 2004 and 2003, respectively, and $2.1 million and $0.7 million for the nine month periods of 2004 and 2003, respectively, for stock-based compensation (see Note 4 of Notes to Condensed Consolidated Financial Statements) related to TRH's voluntary adoption of the recognition provisions of Statement of Financial Accounting Standards (SFAS) No.
123. In addition, other deductions, net, also includes currency transaction gains and losses and other miscellaneous income and expense items.

          The loss before income taxes amounted to ($43.2) million in the third quarter of 2004 versus income before income taxes of $105.4 million in the third quarter of 2003. For the first nine months of 2004, income before income taxes amounted to $184.8 million versus $281.0 million in the first nine months of 2003. The third quarter and first nine months of 2004 (loss) income before income taxes includes pre-tax catastrophe losses of $165.0 million occurring in the third quarter of 2004. The loss before income taxes in the third quarter of 2004 as compared to income before income taxes in the third quarter of 2003 was due primarily to the abovementioned catastrophe losses which affected all segments, partially offset by improvements in underwriting profit and increased net investment income, both from International - Europe. Those same factors also caused income before income taxes in the first nine months of 2004 to decline when compared to the same prior year period result.

          Federal and foreign income tax (benefits) expenses of ($21.3) million and $24.7 million were recorded in the third quarters of 2004 and 2003, respectively. Federal and foreign income tax expenses of $29.1 million and $62.2 million were recorded in the first nine months of 2004 and 2003, respectively. The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will also include as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2004

          The effective tax rates, which represent income taxes (benefits) divided by income (loss) before income taxes, were 49.4% and 23.4% in the third quarters of 2004 and 2003, respectively, and were 15.8% and 22.1% in the first nine months of 2004 and 2003, respectively. The higher effective tax rate in the third quarter of 2004 compared to the same year ago quarter resulted from the tax benefit derived from the third quarter pre-tax catastrophe losses. The lower effective tax rate in the first nine months of 2004 compared to the same prior year period also resulted primarily from the impact of the catastrophe losses occurring in the third quarter of 2004. As a result, tax-exempt income was a larger percentage of income before income taxes in the first nine months of 2004 than in the comparable 2003 period. (See Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of the tax impact of the third quarter 2004 catastrophe losses.)

          All of the share and per-share amounts included in this Management's Discussion have been adjusted to reflect the 5-for-4 split of the Company's common stock in the form of a 25% common stock dividend that was paid on July 16, 2004, to stockholders of record on June 25, 2004.

          Net loss for the third quarter of 2004 was ($21.8) million, or ($0.33) per common share (diluted), compared to net income of $80.8 million, or $1.22 per common share (diluted), in the 2003 third quarter. Net income for the first nine months of 2004 was $155.6 million, or $2.35 per common share (diluted), compared to net income of $218.8 million, or $3.32 per common share (diluted), in the same prior year period. Reasons for the changes between periods are as discussed earlier.

          SEGMENT RESULTS

          (a) Domestic:

          Comparing the results for the three month period ended September 30, 2004 with the same prior year period, revenues decreased compared to the prior year period due primarily to decreases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS. Revenues for the nine month period ended September 30, 2004 increased over the same prior year period, due primarily to increases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS, and to a lesser extent, a smaller increase in net unearned premiums in the 2004 period as compared to the 2003 period. The loss before income taxes in the three month period and the decreased income before income taxes in the nine month period ended September 30, 2004 as compared to the income before income taxes for the same 2003 periods was due to underwriting losses in the 2004 periods, a result primarily of approximately $96.0 million of catastrophe losses that occurred in the third quarter of 2004, compared to underwriting profit in the 2003 periods.

          (b) International - Europe (London and Paris branches and TRZ):

          Comparing the results for the three month period ended September 30, 2004 with the same prior year period, revenues increased over the prior year period due mostly to increases in net premiums written in each location. The increases occurred largely in the property and other liability lines and, to a lesser extent, credit and auto liability lines. For the nine month period ended September 30, 2004, revenues increased over the same prior year period due mostly to increases in net premiums written in each location, particularly London. The increases occurred largely in the property, credit and ocean marine lines. The increases in net premiums written were a result, in part, of the weakening U.S. dollar compared to the currencies in which premiums were written in the third quarter and first nine months of 2004 as compared to the same prior year periods.

          Income before income taxes in the third quarter and first nine months of 2004 increased compared to the same 2003 periods due primarily to increased underwriting profit, which was primarily the result of an improved loss and loss adjustment expense ratio in London and Paris. To a lesser extent, increased net investment income also contributed to the increase in income before income taxes in both the third quarter and first nine months of 2004, benefiting, in part, from strong operating cash flows in recent periods in this region (particularly London) and the impact of foreign exchange as discussed above. Income before income taxes in the third quarter and the first nine months of 2004 each included approximately $16.6 million of catastrophe losses that occurred in the third quarter of 2004.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2004

          (c) International - Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

          Comparing the results for the three month period ended September 30, 2004 with the same prior year period, revenues increased over the prior year due primarily to an increase in net premiums written in the 2004 period, partially offset by an increase in net unearned premiums in the 2004 third quarter compared to a decrease in the same prior year quarter. For the nine month period ended September 30, 2004, revenues increased over the same prior year period due primarily to an increase in net premiums written in the 2004 period, partially offset by a greater increase in net unearned premiums in the 2004 period as compared to the same prior year period. The Miami office provided the largest contribution to the rise in revenues, with significant increases in net premiums written in property and auto liability lines, for both the three and nine month periods ended September 30, 2004.

          The loss before income taxes in the three and nine month periods ended September 30, 2004 as compared to income before income taxes for the same 2003 periods was due to underwriting losses in the 2004 periods, a result of approximately $52.5 million of catastrophe losses that occurred in the third quarter of 2004, compared to underwriting profits in the 2003 periods.

FINANCIAL CONDITION AND LIQUIDITY

          As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the third quarters of 2004 and 2003, the Company received cash dividends from TRC of $6.0 million and $5.8 million, respectively. For the first nine months of 2004 and 2003, the Company received cash dividends from TRC of $17.3 million and $16.2 million, respectively. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities, as well as the short-term investment of funds received under securities loan agreements. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

          At September 30, 2004, total investments and cash were $7,983.5 million compared to $6,867.2 million at December 31, 2003. The increase was caused, in large part, by $721.7 million of cash provided by operating activities and the investment of $354.8 million of net funds received under securities loan agreements.

          TRH's fixed maturity investments, approximately 77.8% of total investments as of September 30, 2004, are predominantly investment grade, liquid securities, approximately 65.9% of which will mature in less than 10 years. The duration of the fixed maturity portfolio was 5.0 years as of September 30, 2004. Also as of that date, approximately 7.2% of total investments were in common and nonredeemable preferred stocks, approximately 3.8% of total investments were in other invested assets, including investments in partnerships, approximately 10.8% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.4% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2004 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2004

          Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates market value) of the lending agent in these transactions (an AIG subsidiary). A liability is recorded in an amount equal to the collateral received to recognize TRH's obligation to return such funds when the related loaned securities are returned. The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $790.9 million and $32.8 million, respectively, as of September 30, 2004.

          At September 30, 2004, gross unrealized gains and losses on fixed maturities available for sale amounted to $188.7 million and $9.5 million, respectively, amounts not significantly different than the comparable amounts at December 31, 2003. At September 30, 2004, gross unrealized gains and losses on equities amounted to $29.9 million and $9.9 million, respectively. The reduction in gross unrealized gains and increase in gross unrealized losses on such equities in the first nine months of 2004 is due primarily to weakness in the United States equity markets reflecting a still uncertain economy.

          As of September 30, 2004, 92.9% of the fixed maturity portfolio was rated Aaa or Aa, an additional 6.9% was also rated investment grade or better and 0.2% was not rated. Also, as of September 30, 2004, TRH had no derivative instruments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2004

          At September 30, 2004, the net deferred income tax asset totaled $215.2 million compared to $165.7 million at December 31, 2003. The great majority of the increase in this net asset is due to increases in the deferred tax asset related to unpaid losses and loss adjustment expenses and net unearned premiums and, to a lesser extent, a decrease in the deferred tax liability related to unrealized appreciation of investments.

          At September 30, 2004, reserves for unpaid losses and loss adjustment expenses totaled $5.55 billion, an increase of $746.4 million, or 15.5%, as compared to December 31, 2003. Also at September 30, 2004, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $869.8 million, an increase of $33.8 million, or 4.0%, from the 2003 year-end. In the first nine months of 2004, net adverse loss reserve development for prior accident years was estimated to be approximately $165.0 million.

          TRH's loss reserves represent estimates of future liability and related reinsurance recoverable for losses occurring on or prior to the balance sheet date. Net losses and loss adjustment expenses are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. A provision is included for losses and loss adjustment expenses incurred but not reported (IBNR) on the basis of past experience and other factors. The methods of making such estimates and for establishing the resulting reserves and related recoverables are continually reviewed and updated, and any adjustments resulting there from are reflected in income currently. Provisions for inflation and social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of numerous judgments which are made as to expected trends in average claim severity.

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

          In particular, TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice and directors' and officers' liability. Significant adverse development was recorded in 2002 and 2003 for losses occurring in 1998 through 2000 in these lines, reflecting industry wide trends. In addition, a significant portion of the adverse reserve development estimated for the first nine months of 2004, as discussed earlier, emanates from these classes as well. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss cost trends for this business such as jury awards, social inflation, medical inflation, tort reforms, and court interpretations of coverage. These uncertainties are even greater for a reinsurer for the reasons discussed in the immediately preceding paragraph.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2004

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

          Because the reserving process is inherently difficult and subjective, actual net losses and loss adjustment expenses may materially differ from reserves and related reinsurance recoverables reflected in TRH's consolidated financial statements, and accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss and loss adjustment expense reserves carried at September 30, 2004 are adequate.

          Cash provided by operating activities is generated from underwriting (i.e., premiums assumed less premiums ceded, net of related commissions, net losses and loss adjustment expenses paid and other underwriting expenses) and investment activities (principally interest and dividends received, net of investment expenses paid). For the first nine months of 2004, TRH's operating cash flow was $721.7 million, an increase of $40.0 million over the comparable 2003 period. The increase was due, in large part, to increased premiums received, net of commissions, and increased investment income collected, partially offset by increased losses and loss adjustment expenses paid and income taxes paid in the first nine months of 2004 compared to the same period in 2003. Management expects that the great majority of the loss and loss adjustment expense payments related to the third quarter 2004 catastrophe losses will be paid over the next twelve to eighteen months.

          Of total consolidated operating cash flows, $441.4 million and $298.1 million were derived from international operations in the first nine months of 2004 and 2003, respectively. More than half of such cash flows were derived from London in each of those periods.

          TRH believes that its balance of cash and cash equivalents of $151.8 million as of September 30, 2004 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2004 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

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

          TRH's stockholders' equity totaled $2.48 billion at September 30, 2004, an increase of $100.0 million from year-end 2003. The net increase consisted principally of net income of $155.6 million, offset, in part, by a decrease in accumulated other comprehensive income of $43.1 million and cash dividends declared of $18.9 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION - CONTINUED
SEPTEMBER 30, 2004

          The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized currency translation loss, net of income taxes, of $15.2 million, caused, primarily, by a weakening of the U.S. dollar particularly against certain European currencies, and net unrealized depreciation of investments, net of income taxes, of $27.9 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of a decrease of $6.8 million in unrealized appreciation of fixed maturities available for sale and a decrease of $25.8 million in unrealized appreciation of equities available for sale.

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

ACCOUNTING STANDARD

          At the March 2004 meeting, the Emerging Issues Task Force (EITF) reached a consensus with respect to Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." On September 30, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments' " delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance. This delay does not suspend the requirement to recognize other than temporary impairments as required by existing authoritative literature. The disclosures as required by EITF No. 03-1 continue to be effective for annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." For all other investments within the scope of EITF No. 03-1, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004.

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

          TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first nine months of 2004 and for the year ending December 31, 2003 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

          The following table presents the VaR on a combined basis and of each component of market risk for the nine months ended September 30, 2004 and for the year ended December 31, 2003. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

Market Risk
(in millions)

                                 2004                                   2003
                -------------------------------------   ------------------------------------
                    As of                                   As of
                September 30,   Average   High    Low   December 31,   Average   High    Low
                -------------------------------------   ------------------------------------
Combined             $183         $180    $198   $166       $171         $135    $171   $105
Interest rate         214          204     214    193        198          148     198    104
Equity                 63           69      73     63         73           61      73     48
Currency                5            5       5      4          4            4       4      3

Part I - Item 4

                  TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES

          TRH's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH's management, including TRH's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports TRH files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in TRH's internal control over financial reporting that occurred during the third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, TRH's internal control over financial reporting.

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of the Company's common stock in the open market or through negotiated transactions. There were no shares purchased under this authorization during the nine months ended September 30, 2004 and, at that date, 294,750 shares (as adjusted for stock splits) remained available for purchase under the foregoing authorization.
          The purchase program has no set expiration or termination date.

          The information included in this section does not include 38,556 shares and 51,538 shares related to options exercised in the three and nine month periods ended September 30, 2004, respectively, that were attested to in satisfaction of the exercise price by holders of the Company's employee stock options (granted under employee stock option plans).

Part II - Item 6. Exhibits

          See accompanying Exhibit Index.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRANSATLANTIC HOLDINGS, INC.
                                    --------------------------------------------
                                                    (Registrant)


                                               /s/ STEVEN S. SKALICKY
                                    --------------------------------------------
                                                 Steven S. Skalicky
                                       On behalf of the registrant and in his
                                      capacity as Executive Vice President and
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: November 8, 2004

                                  EXHIBIT INDEX

Exhibit
 Number                        Description                             Location
-------   -----------------------------------------------------   ------------------
  10.1    Form of Transatlantic Holdings, Inc. 2000 Stock         Filed herewith.
          Option Plan stock option agreement.

  10.2    Form of Transatlantic Holdings, Inc. 2003 Stock
          Incentive Plan RSU award agreement.                     Filed herewith.

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