Form 10-K
period 2004-12-31
TRANSATLANTIC HOLDINGS INC
filed 2005-03-16
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO COMMISSION FILE NUMBER 1-10545

TRANSATLANTIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3355897 (I.R.S. Employer Identification No.)
80 Pine Street, New York, New York (Address of principal executive offices)	10005 (Zip Code)

(212) 770-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.00 per Share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑        No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑        No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1,567,982,468.

      As of January 31, 2005, there were outstanding 65,809,518 shares of Common Stock, $1.00 par value, of the registrant.

Documents Incorporated by Reference

      Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 19, 2005 are incorporated by reference in Part III of this Form 10-K.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I

Item 1. Business

Introduction

      Transatlantic Holdings, Inc. (the Company) is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (Putnam), the Company's name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company (TRC) in exchange for shares of common stock of the Company (the “Share Exchange”). Prior to the Share Exchange, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company's outstanding common stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company's common stock in a registered public offering. As of December 31, 2004, 2003 and 2002, AIG beneficially owned approximately 60% of the Company's outstanding shares.

      The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich (TRZ), acquired by TRC in 1996, and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on both a treaty and facultative basis, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is licensed by the federal government of and seven provinces in Canada. TRC is also licensed in Japan, the United Kingdom and the Dominican Republic and is registered or authorized as a foreign reinsurer in Peru, Colombia, Argentina (where it also maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), Brazil (where it maintains a representative office in Rio de Janeiro, Transatlantic Re (Brasil) Ltda.), Chile, Mexico, Ecuador, Guatemala, Venezuela and France. In addition, TRC is licensed in the Hong Kong Special Administrative Region, People's Republic of China, and maintains a branch in Hong Kong. Also, TRC is authorized to maintain a representative office in Shanghai, People's Republic of China. TRZ is licensed as a reinsurer in Switzerland. Transatlantic Polska Sp. z o.o., a subsidiary of TRC, maintains a registered representative office in Warsaw, Poland. In addition, in 2002, TRC's representative office in Sydney, Australia obtained a license to underwrite business as an authorized branch in Australia, and presently does so. TRH's (Transatlantic Holdings, Inc. and its subsidiaries) principal lines of reinsurance include other liability (including directors' and officers' liability (D&O) and other professional liability (errors and omissions coverages (E&O))), auto liability (including non-standard risks), medical malpractice, ocean marine and aviation, surety and credit and accident and health in the casualty lines, and fire, allied, homeowners multiple peril and auto physical damage in the property lines. Reinsurance is provided for most major lines of insurance on both excess-of-loss and pro rata bases.

      The statutory surplus of TRC of $1,944.5 million, as of December 31, 2004, ranked TRC as the 7th largest domestic reinsurer according to statistics distributed by the Reinsurance Association of America (RAA). Although TRC and its wholly-owned subsidiary, Putnam, are separate entities, together they would have ranked as the 2nd largest domestic reinsurer based upon combined statutory net premiums written of $3,393.3 million and 6th based upon combined statutory net income of $137.8 million for the year ended December 31, 2004, according to such RAA statistics.

      TRH's website, which can be found on the Internet at http://www.transre.com, contains frequently updated information about the Company and its operations. Copies of TRH's Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be accessed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission by clicking on “Transatlantic Holdings, Inc. Investor Information” on TRH's website and then clicking on “SEC Filings (including Section 16 Filings—Forms 3, 4 and 5).”

      In addition, copies of any of TRH's reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, as well as any Quarterly Earnings Press Release may be obtained by contacting TRH's Investor Relations Department at:

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

The Reinsurance Business

      Reinsurance is an arrangement whereby one or more insurance companies, the “reinsurer,” agrees to indemnify another insurance company, the “ceding company,” for all or part of the insurance risks underwritten by the ceding company. Reinsurance can provide certain basic benefits to the ceding company. It reduces net liability on individual risks, thereby enabling the ceding company to underwrite more business than its own resources can support; it provides catastrophe protection to lessen the impact of large or multiple losses; it helps to stabilize results by leveling fluctuations in the ceding company's loss and loss adjustment expense ratio; and it helps the ceding company maintain acceptable surplus and reserve ratios.

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

General

      TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. A portion of the reinsurance written by TRH is assumed from other subsidiaries of AIG and therefore generally reflects their underwriting philosophy and diversified insurance products. Approximately $639 million (15%), $633 million (17%) and $395 million (13%) of gross premiums written by TRH in the years 2004, 2003 and 2002, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG. The great majority of such gross premiums written were recorded in the auto liability, property, other liability, ocean marine and aviation and, for 2004 only, medical malpractice lines. (See Relationship with the AIG Group and Transactions with Starr.)

      In 2004, TRH's activities in the United States were conducted through its worldwide headquarters in New York, its office in Miami (as further discussed below) and its regional office in Chicago. All domestic treaty business is underwritten by, or under the supervision of, senior officers of TRH located in New York. TRH's headquarters in New York, the Miami office and international offices in Toronto, London, Paris, Zurich, Hong Kong, Tokyo and Sydney (license obtained to operate as an authorized branch in Australia in 2002) can offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Rio de Janeiro, Warsaw and Shanghai, and maintains an exclusive arrangement with a representative agency in Johannesburg, South Africa. Business underwritten by all offices located outside the United States and by the Miami office (which underwrites business in Latin America and the Caribbean) accounted for approximately 51%, 45% and 45% of worldwide net premiums written in 2004, 2003 and 2002, respectively. (See Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) for a discussion of premium fluctuations between years and Note 15 of Notes to Consolidated Financial Statements for financial data by business segment.) The London branch had net premiums written totaling $841.8 million, $690.1 million and $527.3 million in 2004, 2003 and 2002, respectively, representing 22%, 21% and 21%, respectively, of worldwide net premiums written in each of those years. TRZ had net premiums written totaling $388.7 million, $269.2 million and $170.4 million in 2004, 2003 and 2002, respectively, representing 10%, 8% and 7%, respectively, of worldwide net premiums written in each of those years. (For a discussion of certain conditions associated with international business see Regulation and Note 15 of Notes to Consolidated Financial Statements.)

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

      Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 72% of net premiums written in 2004, 74% in 2003 and 74% in 2002. As a general matter, due to the longer period of time necessary to settle casualty claims, casualty reinsurance underwriting tends to involve variables (such as those discussed in the paragraph immediately following) that are not as predictable as those in property reinsurance underwriting. The greater degree of uncertainty associated generally with casualty business as a result of these variables may produce a more volatile result over a period of time, although catastrophe-exposed property and casualty business is also subject to significant year to year volatility due to major natural and man-made disasters. Operating results in 2004 included net pre-tax catastrophe losses of $215 million. (See Management's Discussion.) 2003 and 2002 catastrophe losses did not have a material impact on those years' results. TRH also seeks to focus on more complex risks within the casualty and property lines, and to adjust its mix of business to take advantage of market opportunities.

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

      The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated:(5)

	Years Ended December 31,
	Net Premiums Written			Net Premiums Earned			Net Losses and Loss Adjustment Expenses Incurred			Loss and Loss Adjustment Expense Ratio
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(dollars in millions)
Casualty:
Other liability(1)(2)(3)(4)	$834.6	$785.7	$483.6	$783.0	$709.6	$463.0	$757.2	$600.3	$413.7	96.7	84.6	89.4
Auto liability(4)	611.6	616.4	613.7	624.5	659.5	610.8	467.2	471.8	482.8	74.8	71.5	79.0
Medical malpractice(2)(3)(4)	411.3	345.3	231.2	400.7	322.2	216.5	339.6	263.7	189.3	84.7	81.8	87.4
Ocean marine and aviation(2)(4)	293.7	260.3	181.8	307.1	243.9	158.2	178.6	162.2	160.4	58.2	66.5	101.4
Surety and credit(3)(4)	155.8	123.4	96.3	156.9	129.1	97.9	84.0	129.3	98.0	53.5	100.1	100.1
Accident and health(4)	154.5	122.7	126.3	145.0	118.4	125.4	103.7	74.6	105.1	71.5	63.1	83.8
Other(2)(3)	254.5	203.0	115.4	226.8	193.3	107.3	159.0	131.1	51.5	70.1	67.8	48.0

Total casualty	2,716.0	2,456.8	1,848.3	2,644.0	2,376.0	1,779.1	2,089.3	1,833.0	1,500.8	79.0	77.1	84.4

Property:
Fire(2)(4)	488.5	407.8	268.4	474.2	357.8	244.6	273.9	168.7	121.3	57.8	47.2	49.6
Allied lines(2)(4)	158.4	104.1	69.7	153.5	97.2	67.7	124.2	35.3	18.1	80.9	36.3	26.7
Homeowners multiple peril(2)	155.2	149.3	106.9	166.8	125.3	91.6	138.2	80.4	42.9	82.9	64.1	46.8
Auto physical damage	121.2	118.5	110.1	118.7	119.7	98.5	81.8	77.9	62.4	68.9	65.1	63.3
Other(2)	110.0	104.6	96.8	103.9	95.2	88.0	47.2	38.1	50.9	45.4	40.0	57.8

Total property	1,033.3	884.3	651.9	1,017.1	795.2	590.4	665.3	400.4	295.6	65.4	50.4	50.1

Total	$3,749.3	$3,341.1	$2,500.2	$3,661.1	$3,171.2	$2,369.5	$2,754.6	$2,233.4	$1,796.4	75.3	70.4	75.8

(1)	A majority of the amounts within the other liability line relates to more complex risks such as E&O, D&O and, to a much lesser extent, environmental impairment liability.
(2)	In 2004, development on reserves held at December 31, 2003 related to losses that occurred in 2003 and prior years significantly increased net losses and loss adjustment expenses in the other liability, medical malpractice and other casualty lines and significantly decreased net losses and loss adjustment expenses in the fire and ocean marine and aviation lines. In addition, net pre-tax catastrophe losses of $215 million significantly increased net losses and loss adjustment expenses in the fire, allied, homeowners multiple peril and other property lines.
(3)	In 2003, development on reserves held at December 31, 2002 related to losses that occurred in 2002 and prior years significantly increased net losses and loss adjustment expenses in the other liability, medical malpractice, surety and credit and other casualty lines. In addition, 2003 catastrophe losses did not have a significant impact on that year's results.
(4)	In 2002, development on reserves held at December 31, 2001 related to losses that occurred in 2001 and prior years significantly increased net losses and loss adjustment expenses in the other liability, auto liability, medical malpractice, ocean marine and aviation, surety and credit and accident and health lines and significantly decreased net losses and loss adjustment expenses in the fire and allied lines. In addition, 2002 catastrophe losses did not have a significant impact on that year's results.
(5)	See Management's Discussion.

      Treaty reinsurance constitutes the great majority of TRH's business, accounting for 96%, 96% and 95% of net premiums written in 2004, 2003 and 2002, respectively.

      The following table presents certain information concerning TRH's treaty and facultative business for the periods indicated:

	Treaty
	Years Ended December 31,
	2004(1)	2003(2)	2002
	(in millions)
Gross premiums written	$3,837.1	$3,397.2	$2,720.5
Net premiums written	3,613.9	3,219.2	2,384.9
Net premiums earned	3,528.7	3,048.7	2,258.9

	Facultative
	Years Ended December 31,
	2004(1)	2003(2)	2002
	(in millions)
Gross premiums written	$304.1	$240.7	$206.8
Net premiums written	135.4	121.9	115.3
Net premiums earned	132.4	122.5	110.6

(1)	In 2004 compared to 2003, domestic treaty premiums increased significantly in the specialty casualty classes of medical malpractice and accident and health and in the other liability line, offset by significant decreases in the auto liability, property and surety lines. International treaty premiums increased significantly in the property, auto liability, credit and ocean marine lines. Facultative premiums, in 2004 compared to 2003, increased principally in the other liability and accident and health lines, offset, in part, by decreases in the medical malpractice line. (See Management's Discussion.)
(2)	In 2003 compared to 2002, domestic treaty premiums increased significantly in D&O and E&O, which are included in other liability, medical malpractice, property and ocean marine and aviation lines. International treaty premiums increased significantly in property, D&O and E&O, which are included in other liability, and auto liability lines. Facultative premiums, in 2003 compared to 2002, increased principally in other liability, auto liability and property lines. (See Management's Discussion.)

Treaty Reinsurance

      Treaty reinsurance accounted for approximately $3,837.1 million of gross premiums written and $3,613.9 million of net premiums written in 2004, approximately 73% of which resulted from casualty lines treaties, with the remainder from property lines treaties. Approximately 70% of treaty gross premiums written in 2004 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 12% of treaty gross premiums written in 2004 were attributable to other subsidiaries of AIG and were primarily written on a pro rata basis. (See Relationship with the AIG Group.) The majority of TRH's non-AIG Group treaty premiums were also written on a pro rata basis. As pro rata business is a proportional sharing of premiums and losses between ceding company and reinsurer, generally, the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business.

      TRH's treaty business consists primarily of business within the other liability (including D&O and E&O), auto liability (including non-standard risks), medical malpractice, ocean marine and aviation, surety and credit, accident and health, fire, allied, homeowners multiple peril and auto physical damage lines. A significant portion of TRH's business within these lines (primarily other liability, medical malpractice and accident and health) is derived from certain more complex risks.

      TRH's treaty underwriting process emphasizes a team approach among TRH's underwriters, actuaries and claims staff, as appropriate. Treaties are reviewed for compliance with TRH's underwriting guidelines and objectives and most treaties are evaluated in part based upon actuarial analyses conducted by TRH. The generic actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered thereunder. TRH also frequently conducts underwriting and claims audits at the offices of a prospective ceding company before entering into major treaties, because reinsurers, including TRH, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TRH, and reinsurers in general, to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the reinsurer for the risk assumed.

      TRH offers brokers full service with large capacity for both casualty and property risks. For non-AIG Group business, TRH generally seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and represents the other participating reinsurers in negotiating price, terms and conditions. TRH believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. Except where insurance business written by AIG subsidiaries is, by prearrangement with TRH, almost entirely reinsured by TRH, TRH has generally not set terms and conditions as lead underwriter with respect to treaty reinsurance purchased by other subsidiaries of AIG, although it may do so in the future. When TRH does not lead the treaty, it may still suggest changes to any aspect of the treaty. In either case, TRH may reject any treaty business offered to it by such AIG subsidiaries or others based upon its assessment of all relevant factors. Such factors include type and level of risk assumed, actuarial and underwriting judgment with respect to rate adequacy, various treaty terms, prior and anticipated loss experience (including exposure to natural and man-made catastrophes) on the treaty, prior business experience with the ceding company, overall financial position, operating results and A.M. Best Company (Best), Standard & Poor's (S&P) and Moody's Investors Service (Moody's) ratings of the ceding company and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

      TRH currently has approximately 3,980 treaties in effect for the current underwriting year. In 2004, no single treaty exceeded 3% of treaty gross premiums written. No ceding company accounted for more than 3% of total treaty gross premiums written in 2004 except for other subsidiaries of AIG (see Relationship with the AIG Group), and members of Lloyd's of London (Lloyd's) (which accounted for 6% of treaty gross premiums written).

      Non-U.S. treaty business accounted for approximately 49% of TRH's total net premiums written for the year ended December 31, 2004.

Facultative Reinsurance

      During 2004, TRH wrote approximately $304.1 million of gross premiums written and $135.4 million of net premiums written of facultative reinsurance, approximately 54% of which represented casualty risks with the balance comprising property risks. The majority of facultative net premiums written in 2004 represented facultative reinsurance written on an excess-of-loss basis. Facultative coverages are generally offered for most lines of business. However, the great majority of premiums are within the other liability (including D&O and E&O), medical malpractice, inland marine and fire lines. Other underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 58% of facultative gross premiums written in 2004 were attributable to other subsidiaries of AIG. Except for such AIG subsidiaries, no single ceding company accounted for more than 4% of total facultative gross premiums written in 2004. Non-U.S. facultative business accounted for approximately 2% of TRH's total net premiums written for the year ended December 31, 2004.

Retention Levels and Retrocession Arrangements

      TRH enters into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing gross premium writings and risk capacity without requiring additional capital.

      Under TRH's underwriting guidelines and retrocession arrangements in effect at the end of 2004, generally the maximum net amounts retained and the maximum gross capacities on a per program basis for treaty business and per risk basis for facultative business are set forth in the table below.

	Maximum Net Retention	Maximum Gross Capacity
	(in millions)
Property:
Treaty
Catastrophe excess-of-loss	$100	$100
Other	30	30
Facultative	10	50
Casualty:
Treaty
Marine and aviation	15	35
Other	15	20
Facultative	10	10

      TRH is exposed to multiple insured losses arising out of a single occurrence (e.g., natural or man-made catastrophe) that have the potential to accumulate to material amounts and affect multiple risks/programs and classes of business. TRH uses modeling techniques to manage certain such risks to acceptable limits, although current techniques used to estimate the exposure may not accurately predict the probability of such an event nor the extent of resulting losses. In addition, TRH may purchase retrocession protection designed to limit the amount of losses that it may incur. For 2005, TRH has purchased property catastrophe excess-of-loss reinsurance protection that management deems prudent and cost effective. TRH estimates that its probable maximum gross loss (gross PML) from any single event in any one geographic zone would approximate $586 million (before TRH's property catastrophe excess-of-loss reinsurance protection). TRH defines gross PML as its anticipated maximum loss (taking into account contract limits), before its retrocession recoveries, caused by a single catastrophic event affecting a broad contiguous area with an expected likelihood of occurrence of once in every 250 years. Based upon the above gross PML estimate, TRH would record net loss and loss adjustment expenses incurred of approximately $361 million before tax benefit, or $235 million, net of tax, in such an event, subject to other terms and conditions of the retrocessional coverages purchased by TRH. There can be no assurance that TRH will not experience losses from one or more catastrophic events that exceed, perhaps by a material amount, such gross and net amounts. Terms of the catastrophe reinsurance protections often require the purchaser to make additional payments to the reinsurer which may increase the net cost of such event to TRH. Certain of such payments represent a contractually stipulated reinstatement premium which generally restores coverage utilized to respond to the initial catastrophic loss for the remainder of the original coverage period.

      “Certified” terrorism risk, as defined in the Terrorism Risk Insurance Act (TRIA), which was signed into law in 2002 and presently set to expire at the end of 2005, has generally been limited or excluded from commercial lines business assumed and reinsurance coverages purchased (including property catastrophe coverages) in 2004 and TRH anticipates that it will generally continue this practice in 2005. “Non-certified” terrorism risk, which relates to acts of terrorism not defined under TRIA (such as acts committed by domestic parties), is generally not excluded from commercial lines coverages assumed and reinsurance coverages purchased by TRH. In addition, TRH offers terrorism-specific (certified and non-certified) coverages to ceding companies on a limited basis. TRH does not purchase reinsurance protection for such coverages.

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

      As of December 31, 2004, TRH had in place approximately 140 active retrocessional arrangements for current and prior underwriting years with 369 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses and loss adjustment expenses totaled $976.7 million, including $272.4 million recoverable from affiliates. No unsecured recoverables from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH. (See Note 14 of Notes to Consolidated Financial Statements.)

Marketing

      TRH provides property and casualty reinsurance capacity through brokers as well as directly to insurance and reinsurance companies in both the domestic and international markets. TRH believes its worldwide network of offices and its relationship with the AIG Group help position TRH to take advantage of market opportunities.

      Business assumed from other subsidiaries of AIG is generally obtained directly from the ceding company. No ceding company, other than such AIG subsidiaries and, in 2001 and 2000 only, Lloyd's (which accounted for 12% and 10% of TRH's 2001 and 2000 consolidated revenues, respectively), has accounted for 10% or more of TRH's consolidated revenues in any of the last five years. A portion of the business assumed from Lloyd's was obtained through brokers controlled by Aon Corporation (Aon) and Marsh & McLennan Companies, Inc. (Marsh), which are further discussed below.

      Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 2004, approximately 82% of TRH's non-AIG Group business was written through brokers and the balance was written directly. Also in 2004, companies controlled by Aon and Marsh, TRH's largest brokerage sources of non-AIG Group business, accounted for 17% and 14%, respectively, of TRH's consolidated revenues. In addition, Aon and Marsh accounted for 17% and 13%, respectively, of gross premiums written in 2004. TRH's largest 10 brokers accounted for non-AIG Group business aggregating approximately 53% of gross premiums written. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business. Brokers do not have the authority to bind TRH with respect to reinsurance agreements, nor does TRH commit in advance to accept any portion of the business that brokers submit to it.

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

      TRH also establishes reserves to provide for the estimated expenses of settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process (i.e., LAE), and the losses and loss adjustment expenses incurred but not reported (IBNR). TRH calculates LAE and IBNR reserves by using generally accepted actuarial reserving techniques to project the ultimate liability for losses and loss adjustment expenses. Such reserves are periodically revised by TRH to adjust for changes in the expected loss development pattern over time. TRH has an in-house actuarial staff which periodically reviews its unpaid losses and loss adjustment expenses net of related recoverables (loss reserves), and therefore does not retain any outside actuarial firm to review its loss reserves on an ongoing basis.

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

      While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer term nature of most reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which are subject to change without notice. TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for classes such as medical malpractice and D&O, which can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature, and loss cost trends that are more difficult to predict.

      Included in TRH's reserves are amounts related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1985 and underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. Significant uncertainty exists as to the ultimate settlement of these liabilities since, among other things, there are inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Additionally, loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts resulting from the September 11,

2001 terrorist attack which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress.

      During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates which are reflected in TRH's consolidated financial statements, and such differences may have a material effect on net income. (See Management's Discussion and Note 2(f) of Notes to Consolidated Financial Statements for further discussion.)

      The “Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development” which follows presents the development of unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, for calendar years 1994 through 2004. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $1,985.8 million as of December 31, 1995, by the end of 2004 (nine years later) $1,549.5 million had actually been paid in settlement of those loss reserves. In addition, as reflected in the lower section of the table, the original loss reserve of $1,985.8 million was reestimated to be $1,771.4 million at December 31, 2004. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $233.8 million at December 31, 2004 related to December 31, 1996 loss reserves of $2,383.5 million, represents the cumulative amount by which loss reserves as of year-end 1996 have developed favorably from 1997 through 2004.

      Each amount other than the original reserves in the following table includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1997 for $150,000 was first reserved in 1994 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net redundancy (deficiency) in each of the years in the period 1994 through 1996 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

ANALYSIS OF CONSOLIDATED NET LOSS AND LOSS ADJUSTMENT EXPENSE
RESERVE DEVELOPMENT(1)(2)(3)

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(in thousands)
Net unpaid losses and loss adjustment expenses, as of December 31:(4)	$1,727,380	$1,985,786	$2,383,528	$2,522,728	$2,656,103	$2,762,162	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609
Paid (cumulative) as of:
One year later	338,947	396,647	549,635	543,539	702,603	953,708	892,752	1,033,574	1,057,314	1,090,058
Two years later	594,508	685,485	850,260	1,003,059	1,224,593	1,570,329	1,573,227	1,759,047	1,806,388
Three years later	797,841	855,809	1,165,437	1,339,141	1,620,068	2,050,795	2,071,480	2,332,901
Four years later	899,232	1,058,296	1,383,421	1,604,714	1,982,347	2,408,700	2,499,596
Five years later	1,033,595	1,194,900	1,557,832	1,835,665	2,213,639	2,722,971
Six years later	1,128,240	1,314,354	1,711,075	1,972,791	2,417,530
Seven years later	1,215,442	1,419,415	1,800,510	2,079,993
Eight years later	1,296,580	1,496,704	1,866,382
Nine years later	1,362,571	1,549,543
Ten years later	1,411,028
Net liability reestimated as of:(4)
End of year	1,727,380	1,985,786	2,383,528	2,522,728	2,656,103	2,762,162	2,614,917	2,908,887	3,257,906	3,956,420	4,980,609
One year later	1,723,926	1,978,062	2,368,965	2,463,239	2,588,626	2,776,519	2,650,589	3,248,013	3,580,493	4,273,802
Two years later	1,729,924	1,961,041	2,289,951	2,369,885	2,496,422	2,802,612	3,088,303	3,561,876	4,112,290
Three years later	1,718,844	1,885,897	2,171,127	2,265,351	2,508,278	3,158,790	3,392,021	4,176,419
Four years later	1,657,393	1,784,560	2,081,811	2,235,533	2,764,144	3,379,226	3,872,054
Five years later	1,580,256	1,725,009	2,018,452	2,342,492	2,886,020	3,725,975
Six years later	1,538,160	1,671,620	2,074,034	2,396,192	3,073,754
Seven years later	1,500,219	1,699,810	2,106,508	2,483,736
Eight years later	1,523,643	1,735,987	2,149,775
Nine years later	1,560,903	1,771,370
Ten years later	1,592,265
Net redundancy (deficiency) as of December 31, 2004	$135,115	$214,416	$233,753	$38,992	$(417,651)	$(963,813)	$(1,257,137)	$(1,267,532)	$(854,384)	$(317,382)

(1)	This table excludes data related to TRZ, a non-U.S. subsidiary acquired in the third quarter of 1996, for 1995 and 1994, as such data is not available.
(2)	This table is on a calendar year basis and does not present accident or underwriting year data.
(3)	Data have been affected by transactions between TRH and the AIG Group. (See Relationship with the AIG Group and Notes 12 and 14 of Notes to Consolidated Financial Statements.)
(4)	Represents gross liability for unpaid losses and loss adjustment expenses net of related reinsurance recoverable.

ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
AND NET REESTIMATED LIABILITY(1)

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(in thousands)
End of year:
Gross liability	$2,167,316	$2,388,155	$2,733,055	$2,918,782	$3,116,038	$3,304,931	$3,077,162	$3,747,583	$4,032,584	$4,805,498	$5,941,464
Related reinsurance recoverable	439,936	402,369	349,527	396,054	459,935	542,769	462,245	838,696	774,678	849,078	960,855

Net liability	$1,727,380	$1,985,786	$2,383,528	$2,522,728	$2,656,103	$2,762,162	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609

One year later:
Gross reestimated liability	$2,138,947	$2,326,770	$2,755,288	$2,864,610	$3,083,643	$3,369,520	$3,126,518	$4,136,126	$4,465,908	$5,117,490
Reestimated related reinsurance recoverable	415,021	348,708	386,323	401,371	495,017	593,001	475,929	888,113	885,415	843,688

Net reestimated liability	$1,723,926	$1,978,062	$2,368,965	$2,463,239	$2,588,626	$2,776,519	$2,650,589	$3,248,013	$3,580,493	$4,273,802

Two years later:
Gross reestimated liability	$2,091,724	$2,340,639	$2,664,858	$2,776,598	$3,033,092	$3,426,471	$3,565,853	$4,556,676	$5,003,598
Reestimated related reinsurance recoverable	361,800	379,598	374,907	406,713	536,670	623,859	477,550	994,800	891,308

Net reestimated liability	$1,729,924	$1,961,041	$2,289,951	$2,369,885	$2,496,422	$2,802,612	$3,088,303	$3,561,876	$4,112,290

Three years later:
Gross reestimated liability	$2,110,823	$2,246,095	$2,568,103	$2,701,351	$3,039,473	$3,788,866	$3,970,012	$5,188,506
Reestimated related reinsurance recoverable	391,979	360,198	396,976	436,000	531,195	630,076	577,991	1,012,087

Net reestimated liability	$1,718,844	$1,885,897	$2,171,127	$2,265,351	$2,508,278	$3,158,790	$3,392,021	$4,176,419

Four years later:
Gross reestimated liability	$2,034,135	$2,166,178	$2,497,563	$2,649,925	$3,298,599	$4,098,524	$4,492,711
Reestimated related reinsurance recoverable	376,742	381,618	415,752	414,392	534,455	719,298	620,657

Net reestimated liability	$1,657,393	$1,784,560	$2,081,811	$2,235,533	$2,764,144	$3,379,226	$3,872,054

Five years later:
Gross reestimated liability	$1,978,270	$2,120,568	$2,418,533	$2,762,480	$3,502,673	$4,479,946
Reestimated related reinsurance recoverable	398,014	395,559	400,081	419,988	616,653	753,971

Net reestimated liability	$1,580,256	$1,725,009	$2,018,452	$2,342,492	$2,886,020	$3,725,975

Six years later:
Gross reestimated liability	$1,946,734	$2,056,681	$2,482,084	$2,887,038	$3,713,151
Reestimated related reinsurance recoverable	408,574	385,061	408,050	490,846	639,397

Net reestimated liability	$1,538,160	$1,671,620	$2,074,034	$2,396,192	$3,073,754

Seven years later:
Gross reestimated liability	$1,899,899	$2,100,259	$2,560,633	$2,997,036
Reestimated related reinsurance recoverable	399,680	400,449	454,125	513,300

Net reestimated liability	$1,500,219	$1,699,810	$2,106,508	$2,483,736

Eight years later:
Gross reestimated liability	$1,936,765	$2,162,015	$2,627,505
Reestimated related reinsurance recoverable	413,122	426,028	477,730

Net reestimated liability	$1,523,643	$1,735,987	$2,149,775

Nine years later:
Gross reestimated liability	$1,993,454	$2,221,289
Reestimated related reinsurance recoverable	432,551	449,919

Net reestimated liability	$1,560,903	$1,771,370

Ten years later:
Gross reestimated liability	$2,048,457
Reestimated related reinsurance recoverable	456,192

Net reestimated liability	$1,592,265

Gross redundancy (deficiency) as of December 31, 2004	$118,859	$166,866	$105,550	$(78,254)	$(597,113)	$(1,175,015)	$(1,415,549)	$(1,440,923)	$(971,014)	$(311,992)

(1)	This table excludes data related to TRZ for 1995 and 1994.

      The trend depicted in the latest development year in the reestimated net liability portion of the “Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development” table and in the “Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability” table reflects net adverse development. Net adverse development of $317.4 million was recorded in 2004 on losses occurring in prior years. (See Management's Discussion.)

      In general, the deficiencies shown in the table for years 1998 through 2003 developed principally in 2002 through 2004 and resulted largely from losses occurring between 1998 and 2001 in certain casualty lines. Such adverse development involved an unexpected increase in the frequency and severity of large claims reported in late 2002 through 2004, as was common in the industry, related to non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice and D&O. (See Management's Discussion.) In addition, the majority of the redundancies shown in the table in years prior to 1998 result from favorable development of reserves in the other liability line for losses occurring from 1986 through 1994, partially offset by continued adverse development of reserves in the other liability line for losses occurring prior to 1984. Adverse development of losses occurring in the early 1980s was common throughout the industry and was caused by a number of industry and external factors which combined to drive loss frequency and severity to unexpectedly high levels.

      The length of time needed for reserves to be ultimately paid has generally been decreasing over the past ten years due, in large part, to a shift in the business mix towards lines with shorter loss payment patterns, and the higher incidence (compared to earlier years) of catastrophe losses paid in more recent years.

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

RECONCILIATION OF RESERVE
FOR NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

	2004	2003	2002
	(in thousands)
Reserve for net unpaid losses and loss adjustment expenses at beginning of year(1)	$3,956,420	$3,257,906	$2,908,887

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	2,437,178	1,910,860	1,457,226
Prior years	317,382	322,587	339,126

Total	2,754,560	2,233,447	1,796,352

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	640,313	477,619	413,759
Prior years	1,090,058	1,057,314	1,033,574

Total	1,730,371	1,534,933	1,447,333

Reserve for net unpaid losses and loss adjustment expenses at end of year(1)	$4,980,609	$3,956,420	$3,257,906

(1)	In TRH's balance sheet and in accordance with Statement of Financial Accounting Standards (SFAS) No. 113, unpaid losses and loss adjustment expenses are presented before deduction of related reinsurance recoverable. (See Notes 2 and 5 of Notes to Consolidated Financial Statements.)

      In 2004 and 2003, each as compared to the immediate prior year, paid losses have been increasing largely as a result of an increase in the amount of business TRH has written over the past several years. (See Management's Discussion for further analysis of incurred and paid loss activity.)

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

      TRH's current investment strategy seeks to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. Tax-exempt fixed maturities carry lower pre-tax yields than taxable fixed maturities that are comparable in risk and term to maturity due to their tax-advantaged status. (See Management's Discussion.) The equity portfolio is structured to achieve capital appreciation primarily through investment in quality growth companies. The great majority of other invested assets represent investments in limited partnerships and the remainder, a limited duration bond fund managed by an AIG subsidiary.

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

      The following table reflects investment results for TRH for each of the five years in the period ended December 31, 2004.

INVESTMENT RESULTS

Years Ended December 31,	Average Investments(1)	Pre-Tax Net Investment Income(2)	Pre-Tax Effective Yield(3)	Pre-Tax Realized Net Capital Gains (Losses)
	(dollars in thousands)

2004	$7,566,066	$306,786	4.1%	$22,181
2003	6,211,294	270,972	4.4	9,942
2002	5,278,276	252,026	4.8	(5,951)
2001	4,686,234	240,083	5.1	(240)
2000	4,355,516	234,485	5.4	33,098

(1)	Average of the beginning and ending carrying values of investments and cash for the year, excluding non-interest bearing cash. Fixed maturities available for sale, common stocks, nonredeemable preferred stocks and other invested assets are carried at market value. Other fixed maturities are carried at amortized cost and the short-term investment of funds received under securities loan agreements is carried at cost.
(2)	After investment expenses, excluding realized net capital gains (losses).
(3)	Pre-tax net investment income for the year divided by average investments for the same year.

      The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 2004:

	Breakdown of Investments
	December 31, 2004
	Amount	Percent
	(dollars in thousands)

Fixed maturities:
Held to maturity (at amortized cost):
Domestic and foreign municipal	$1,091,464	13.4%

Available for sale (at market value):
Corporate	1,512,242	18.6
U.S. Government and government agencies	250,401	3.1
Foreign government	186,722	2.3
Domestic and foreign municipal	3,374,357	41.4

	5,323,722	65.4

Total fixed maturities	6,415,186	78.8

Equities:
Common stocks	614,252	7.6
Nonredeemable preferred stocks	17,948	0.2

Total equities	632,200	7.8

Other invested assets	178,499	2.2
Short-term investment of funds received under securities loan agreements	875,081	10.7
Short-term investments	42,602	0.5

Total investments	$8,143,568	100.0%

      The carrying value of fixed maturities and equities available for sale are subject to significant volatility from changes in their market values. (See Management's Discussion.)

      As of December 31, 2004, the market value of the total investment portfolio was $8,172.9 million.

      The following table indicates the composition of the fixed maturity portfolio of TRH by rating as of December 31, 2004:

Breakdown of Fixed Maturity Portfolio by Rating	Held to Maturity	Available For Sale	Total
Aaa	12.2%	45.6%	57.8%
Aa	3.6	31.4	35.0
A	1.2	5.5	6.7
Baa	—	0.3	0.3
Not rated	—	0.2	0.2

Total	17.0%	83.0%	100.0%

      At December 31, 2004, TRH had no real estate or derivative instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

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

Competition

      The reinsurance business is a mature, highly competitive industry in virtually all lines of business. After many years of deteriorating prices and contract terms, rate increases were achieved in many lines in late 2000, and this trend continued in 2001 at a much greater pace following the September 11, 2001 terrorist attack.

      Market conditions for reinsurers generally continued to improve throughout 2002 and 2003 as rates increased and terms and conditions generally became more restrictive. Attracted by the improved market conditions, additional capital entered the market starting in late 2001 through the formation of new companies, principally in Bermuda, and the addition of capital to certain existing companies. The newer reinsurance capacity spurred additional competition, most significantly in shorter tail, catastrophe related lines, both domestically and internationally.

      In 2004, property lines experienced meaningful rate decreases on both primary and reinsurance contracts, but remained generally favorable with respect to catastrophe business. Despite the prevalence of modest rate reductions on primary business, casualty rates generally remained firm on the treaty reinsurance side. Rates, terms and conditions were generally stronger for longer tail casualty lines due, in part, to elevated industry-wide loss activity in recent years (that also materially affected TRH) experienced in certain of those lines related principally to losses occurring in 1997 through 2001. Overall, market conditions in the reinsurance sector for 2004 generally remained favorable for most classes. (See Management's Discussion.)

      The impact of market improvements in recent years and the generally favorable market conditions in 2004 do not necessarily translate into ultimate pricing adequacy. In addition, there is no guarantee that these conditions will remain in effect as TRH cannot predict, with any reasonable certainty, future market conditions.

      TRH faces competition from new market entrants and from market participants that devote increasing amounts of capital to the types of business written by TRH. Over the past few years, generally increased market capacity, domestic and international merger and acquisition activity, and Lloyd's, have added to competitive pressures. The ultimate impact on the market of these events is uncertain.

      Competition in the types of reinsurance in which TRH is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, Best, S&P and Moody's ratings, the states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer, premiums charged, other terms and conditions of the reinsurance offered, services offered, speed of claims payment and reputation and experience in the lines of business underwritten.

      TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH. While TRC and Putnam, on a combined basis, would rank 2nd, on the basis of statutory net premiums written for the year ended December 31, 2004, based on the RAA's survey as of that date, they are a less significant reinsurer in international reinsurance markets. TRH's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and European underwriting syndicates. Many of these competitors have been operating for substantially longer than TRH and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. Although most reinsurance companies operate in the broker market, most of TRH's largest competitors also work directly with ceding companies, competing with brokers. According to the RAA, there were 26 domestic reinsurers for which results were reported in their quarterly survey as of December 31, 2004.

Employees

      At December 31, 2004, TRH had approximately 465 employees. Approximately 220 employees were located in the New York headquarters; 45 employees were located in Chicago and Miami (serving Latin America and the Caribbean) and 200 employees were located in other international offices.

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

      Such holding company laws generally also require prior regulatory agency approval of changes in direct or indirect control of an insurer or reinsurer and of certain material intercorporate transfers of assets within the holding company structure. The New York Insurance Law provides that no corporation or other person, except an authorized insurer, may acquire direct control of TRC or Putnam, or acquire control of the Company and thus indirect control of TRC and Putnam, unless such corporation or person has obtained the prior approval of the New York Insurance Department for such acquisition. For the purposes of the New York Insurance Law, any investor acquiring ten percent or more of the Common Stock of the Company would be presumed to be acquiring “control” of the Company and its subsidiaries, unless the New York Insurance Department determines upon application that such investor would not control the Company. An investor who would be deemed to be acquiring control of the Company would be required to obtain the approval of the New York Insurance Department prior to such acquisition. In addition, such investor would become subject to various ongoing reporting requirements in New York and in certain other states.

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

      Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized insurance companies may be identified. The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to items deemed to have more risk by the National Association of Insurance Commissioners and lower factors are applied to items that are deemed to have less risk. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control. At December 31, 2004, the statutory surpluses of TRC and Putnam each significantly exceeded the level of surplus required under RBC requirements for regulatory attention.

      Through the “credit for reinsurance” mechanism, TRC and Putnam are indirectly subject to the effects of regulatory requirements imposed by jurisdictions in which TRC's and Putnam's ceding companies are licensed. In general, an insurer which obtains reinsurance from a reinsurer that is licensed, accredited or authorized by the state in which the insurer files statutory financial statements is permitted to take a credit on its statutory financial statements in an aggregate amount equal to the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and loss adjustment expense reserves ceded to the reinsurer, subject to certain limitations where amounts of reinsurance recoverable on paid losses are more than 90 days overdue. Certain states impose additional requirements that make it difficult to become so authorized, and certain states do not allow credit for reinsurance ceded to reinsurers that are not licensed or accredited in that state without additional provision for security.

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

Control of the Company

      As of December 31, 2004, 2003 and 2002, AIG beneficially owned approximately 60% of the Company's outstanding shares. During such years, four of the Company's nine current directors, including the Chairman, were active, or in the case of Mr. Matthews retired, executive officers of AIG and held a number of executive positions with AIG, including the following: Mr. Greenberg was a Director and the Chairman and Chief Executive Officer; Mr. Matthews was an Honorary Director and Senior Advisor; Mr. Smith was a Director and Vice Chairman and Chief Financial Officer; and, Mr. Tizzio was an Honorary Director and Senior Vice Chairman—General Insurance.

AIG Group Reinsurance

      AIG offers TRH the opportunity to participate in a significant amount of property and casualty reinsurance purchased by other subsidiaries of AIG. TRH either accepts or rejects such reinsurance offered based upon TRH's assessment of risk selection, pricing, terms and conditions. Except where insurance business written by AIG subsidiaries is, by prearrangement with TRH, almost entirely reinsured by TRH, TRH has generally not set terms and conditions as lead underwriter with respect to the treaty reinsurance purchased by other subsidiaries of AIG; however, TRH may in the future set terms and conditions with respect to such business as lead underwriter and intends that the terms and conditions of any such reinsurance will be negotiated on an arm's length basis. The operating management of TRH is not employed by the AIG Group, and the Underwriting Committee of the Board of Directors of the Company, which includes directors of the Company who are not employees of the AIG Group, monitor TRH's underwriting policies.

      Approximately $639 million (15%), $633 million (17%) and $395 million (13%) of gross premiums written by TRH in the years 2004, 2003 and 2002, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG, for the production of which TRH paid ceding commissions totaling approximately $122 million, $167 million and $88 million, respectively, in such years. (The amounts discussed in the preceding sentence include transactions with C.V. Starr & Co., Inc. (Starr) as described in Transactions with Starr.) The great majority of such gross premiums written were recorded in the auto liability, property, other liability, ocean marine and aviation and, for 2004 only, medical malpractice lines. Of the premiums assumed from other subsidiaries of AIG, $306 million, $294 million and $162 million in 2004, 2003 and 2002, respectively, represent premiums resulting from certain insurance business written by other AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH, for the production of which TRH paid ceding commissions to such AIG subsidiaries totaling approximately $40 million, $83 million and $31 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group subsidiary versus non-AIG Group subsidiary business it accepts. TRH's objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results.

      TRH retroceded gross premiums written to other subsidiaries of AIG in the years 2004, 2003 and 2002 of approximately $153 million, $87 million and $91 million, respectively, and received ceding commissions of approximately $16 million, $10 million and $10 million, respectively, for the production of such business in such years. (See Note 14 of Notes to Consolidated Financial Statements.)

Transactions with Starr

      Starr owned approximately 1.8% of AIG's outstanding common stock at January 31, 2005, 2004 and 2003. As of such dates, certain directors of TRH, namely, Messrs. Greenberg, Matthews, Orlich, Smith and Tizzio, were also stockholders, executive officers or directors of Starr.

      Certain of Starr's subsidiaries operate as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, produce reinsurance business for TRH. TRH paid commissions to Starr subsidiaries of $12 million, $8 million and $4 million in 2004, 2003 and 2002, respectively, for such reinsurance purchased by subsidiaries of AIG totaling $56 million, $43 million and $30 million, respectively, in such years. From these commissions, Starr is required to pay its operating and acquisition expenses.

Item 2. Properties

      As of December 31, 2004, the office space of TRH's New York headquarters and its Chicago and Toronto offices are rented from the AIG Group, which leases it from others. The Miami, Buenos Aires, Rio de Janeiro, London, Paris, Zurich, Warsaw, Hong Kong, Shanghai, Tokyo and Sydney offices, are rented from third parties. The lease for the office space occupied by TRH's New York headquarters expires in 2021.

Item 3. Legal Proceedings

      TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of March 10, 2005.

Name	Position	Age	Served as Director or Officer Since

Robert F. Orlich	President, Chief Executive Officer and Director	57	1990	(1)
Paul A. Bonny	Executive Vice President, President International Operations	48	1994
Steven S. Skalicky	Executive Vice President, Chief Financial Officer	56	1995
Javier E. Vijil	Executive Vice President, President Latin American Division	52	1996
Kenneth Apfel	Senior Vice President and Chief Actuary	46	2004	(2)
Gary A. Schwartz	Senior Vice President and General Counsel	44	1999	(3)
Elizabeth M. Tuck	Secretary	49	1991
M.R. Greenberg	Chairman of the Board	79	1986
James Balog	Director	76	1988
C. Fred Bergsten	Director	63	1998
Tomio Higuchi	Director	62	2003
John J. Mackowski	Director	79	1990
Edward E. Matthews	Director	73	1986
Howard I. Smith	Director	60	1994
Thomas R. Tizzio	Director	67	1990	(1)

(1)	Prior to April 1990, such person was a director or an officer of TRC and Putnam, but not of the Company.
(2)	Mr. Apfel was elected Senior Vice President and Chief Actuary of the Company in August 2004.
(3)	Mr. Schwartz was elected Senior Vice President and General Counsel of the Company in May 2004, having served as Vice President and General Counsel before that time.

      Except as noted, each of the executive officers has, for more than five years, occupied an executive position with the Company or companies that are now its subsidiaries. For more than five years prior to joining the Company in August 2004, Mr. Apfel served as an officer of certain AIG Group companies, with his most recent position as Senior Vice President with AIG Reinsurance Advisors. Since January 1991, Ms. Tuck has also served as the Secretary of a number of AIG Group companies.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      (a) The following table sets forth the high and low closing sales prices per share of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape for each of the four quarters of 2004 and 2003, adjusted, as appropriate, to reflect the 5-for-4 common stock split effected in the form of a 25% common stock dividend, paid on July 16, 2004:

	2004		2003
	High	Low	High	Low

First Quarter	69.97	64.44	55.76	49.18
Second Quarter	73.49	64.79	57.16	52.92
Third Quarter	65.96	53.80	58.64	55.56
Fourth Quarter	62.19	54.22	64.64	57.82

      (b) As of January 31, 2005, the approximate number of holders of Common Stock, including those whose Common Stock is held in nominee name, was 28,000.

      (c) In 2004, the Company declared a quarterly dividend of $0.088 per share of Common Stock in March and $0.10 per share of Common Stock in each of May, September and December. In 2003, the Company declared a quarterly dividend of $0.08 per share of Common Stock in March and $0.088 per share of Common Stock in each of May, September and December. The Company paid each dividend in the quarter following the date of declaration. All dividend information reflects the 5-for-4 split of the common stock paid in July 2004.

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

      In the fourth quarter of 2004, the Company repurchased 19,900 shares of its common stock as detailed below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs at End of Month(2)

October 2004	—	$—	—	294,750
November 2004	10,300	58.19	10,300	284,450
December 2004	9,600	59.37	9,600	274,850

Total	19,900	$58.76	19,900	274,850

(1)	Does not include 16,470 shares and 68,008 shares related to options exercised in the three and twelve months ended December 31, 2004, respectively, that were attested to in satisfaction of the exercise price by holders of the Company's employee or director stock options.
(2)	In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of the Company's common stock in the open market or through negotiated transactions.

Item 6. Selected Financial Data

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

      The following Selected Consolidated Financial Data is prepared in accordance with accounting principles generally accepted in the United States of America. This data should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)

Statement of Operations Data:
Net premiums written	$3,749,274	$3,341,077	$2,500,159	$1,905,647	$1,658,579
Net premiums earned	3,661,090	3,171,226	2,369,452	1,790,339	1,631,536
Net investment income	306,786	270,972	252,026	240,083	234,485
Realized net capital gains (losses)	22,181	9,942	(5,951)	(240)	33,098
Revenues	3,990,057	3,452,140	2,615,527	2,030,182	1,899,119
Income (loss) before income taxes(1)	276,212	386,674	188,320	(34,107)	267,982
Net income	254,584	303,644	169,318	18,892	211,638
Per Common Share:(2)
Net income:
Basic	$3.87	$4.64	$2.59	$0.29	$3.25
Diluted	3.85	4.60	2.57	0.29	3.23
Cash dividends declared	0.39	0.34	0.32	0.30	0.28
Share Data:(2)
Weighted average common shares outstanding:
Basic	65,731	65,508	65,378	65,280	65,159
Diluted	66,189	65,953	65,944	65,921	65,594
Balance Sheet Data (at year end):
Investments and cash	$8,287,003	$6,867,165	$5,587,530	$5,004,431	$4,391,226
Assets	10,605,292	8,707,758	7,286,525	6,741,303	5,522,672
Unpaid losses and loss adjustment expenses	5,941,464	4,805,498	4,032,584	3,747,583	3,077,162
Unearned premiums	1,057,265	917,355	707,916	553,734	418,621
Stockholders' equity	2,587,129	2,376,587	2,030,767	1,846,010	1,856,365

(1)	Includes pre-tax net catastrophe losses of $215 million in 2004, includes pre-tax net losses and loss adjustment expenses of $100 million related to the fourth quarter increase in net loss reserves in certain casualty lines in 2002, and in 2001, includes pre-tax net catastrophe losses of $215 million principally related to the September 11th terrorist attack on the United States and $60 million related to Enron reinsurance exposure.
(2)	Share and per share data have been retroactively adjusted, as appropriate, to reflect common stock splits.

Cautionary Statement Regarding Forward-Looking Information

      This Annual Report on Form 10-K and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projects,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “think,” “thinks,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. These statements are not historical facts but instead represent only TRH's belief regarding future events and financial performance, many of which, by their nature, are inherently uncertain and outside of TRH's control. These statements may address, among other things, TRH's strategy and expectations for growth, product development, government and industry regulatory actions, legal matters, market conditions, financial results and reserves, as well as the expected impact on TRH of natural and man-made (e.g., terrorist attacks) catastrophic events and political, economic, legal and social conditions. It is possible that TRH's actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH's actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions and cyclical industry conditions, credit quality, government, regulatory and accounting policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, legal and regulatory proceedings, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, and the uncertainties inherent in international operations, and are further discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

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

Financial Statements

      The following discussion refers to the consolidated financial statements of TRH as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and American International Group, Inc. and its subsidiaries (the AIG Group) and transactions between TRH and C.V. Starr & Co., Inc. (See Notes 10, 12 and 14 of Notes to Consolidated Financial Statements.)

Executive Overview

      The operations of Transatlantic Holdings, Inc. (the Company) are conducted principally by its three major operating subsidiaries—Transatlantic Reinsurance Company (TRC), Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam)—and managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis—structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

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

      In 2004, casualty lines comprised 72% of TRH's net premiums written, while property lines totaled 28%. Treaty reinsurance totaled 96% of net premiums written, with the balance representing facultative accounts. Moreover, reinsurance assumed by international offices represented 51% of net premiums written in 2004.

      American International Group, Inc. (AIG), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 60% of the common stock of the Company as of December 31, 2004, 2003 and 2002.

      Although TRC and its wholly-owned subsidiary, Putnam, are separate entities, together they would have ranked as the 2nd largest domestic reinsurer, based upon combined statutory net premiums written for the year ended December 31, 2004, based on the Reinsurance Association of America's survey as of that date.

      TRH's major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH's investments are in fixed maturity securities with an average duration of 5.0 years as of December 31, 2004. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH's revenues, income before income taxes and net income for the periods indicated:

	Years Ended December 31,
	2004		2003		2002
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount	Change From Prior Year
	(dollars in millions)

Revenues	$3,990.1	15.6%	$3,452.1	32.0%	$2,615.5	28.8%
Income before income taxes	276.2	(28.6)	386.7	105.3	188.3	—
Net income	254.6	(16.2)	303.6	79.3	169.3	796.2

      Consolidated Results

      Revenues during the period under discussion grew significantly, principally due to increases in net premiums earned which resulted from rate increases and increased coverage provided across most lines and regions in which TRH does business, as well as the greater number of favorable underwriting opportunities, particularly in international markets, for global reinsurers with superior financial strength ratings and a full range of products, such as TRH. Revenue growth slowed in 2004 due to domestic net premiums written remaining level resulting largely from softer market conditions and greater retention levels by cedants in certain sectors. The markets in which TRH operates have historically been cyclical. During most of the period under discussion, the market was characterized by capacity strain in certain classes and rating downgrades of many major reinsurers. These occurrences generally resulted from years of rate declines, high levels of industry loss activity, exacerbated by losses from the major European storms of late 1999, the tragic event of September 11, 2001, losses related to major corporate collapses such as Enron Corporation, adverse development in 2002 through 2004 on losses occurring principally in 1998 through 2001 in certain specialty casualty classes such as directors' and officers' liability (included in the other liability line) and medical malpractice and record catastrophe losses in 2004. These events also materially affected TRH's results in those years.

      Catastrophe losses of $215 million, or $140 million after tax, dramatically affected 2004 results. These losses resulted from Hurricanes Charley, Frances, Ivan and Jeanne, that affected the Southeastern United States and the Caribbean, typhoons that affected Japan and the tsunami which principally affected South Asia. There were no significant catastrophe losses occurring in 2003 or 2002.

      Income before income taxes and net income decreased in 2004 as compared to 2003 due primarily to the above mentioned catastrophe losses. The impact of these losses was partially offset by increased underwriting profit from International—Europe and increased net investment income from all segments in 2004 as compared to 2003. Tax benefits associated with the catastrophe losses somewhat tempered the impact of the catastrophe losses on net income in 2004. Underwriting profit (loss) is defined as net premiums earned less net losses and loss adjustment expenses, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

      Income before income taxes and net income improved in 2003 as compared to 2002 due primarily to improvements in underwriting profit (loss). Generally, rate improvements and more restrictive contract terms and conditions increasingly benefited results in 2003 as compared to 2002. 2002 results also included the impact of a fourth quarter increase in loss reserves (totaling $100 million, or $65 million, net of tax) largely caused by an unexpected increase, late in the year, in the frequency and severity of reported losses occurring in 1998 through 2000 in certain casualty lines, reflecting industry wide trends. (See Operational Review.)

      Market Conditions and Outlook

      For the period under discussion, the reinsurance market has been characterized by significant competition worldwide in most lines of business. In late 2000 and continuing through 2001, rate increases, which were achieved in many lines, intensified after the net industry surplus drain occurring as a result of the September 11, 2001 terrorist attack. A key insurance industry source estimates losses from that attack, which affected many lines of business, approximated $32 billion.

      Market conditions for reinsurers generally improved throughout 2002 and 2003 as rates increased and terms and conditions generally became more restrictive. Attracted by improved market conditions, additional capital entered the market starting in late 2001, through the formation of new companies, principally in Bermuda, and the addition of capital to certain existing companies. The newer reinsurance capacity spurred additional competition, most significantly in shorter tail, catastrophe related lines, both domestically and internationally.

      In 2004, property lines experienced meaningful rate decreases on both primary and reinsurance contracts during the year, but remained generally favorable with respect to catastrophe business. Despite the prevalence of modest rate reductions on primary business, casualty rates generally remained firm on the treaty reinsurance side. Rates, terms and conditions were generally stronger for longer tail casualty lines due, in part, to elevated industry-wide loss activity in recent years (that also materially affected TRH) experienced in certain of those lines related principally to losses occurring in 1997 through 2001. Overall, market conditions in the reinsurance sector for 2004 generally remained favorable for most classes and management believes that conditions will remain favorable into 2005.

      The impact of market improvements in recent years and the generally favorable market conditions in 2004 do not necessarily translate into ultimate pricing adequacy. In addition, there is no guarantee, despite management's belief expressed above, that these conditions will remain in effect as TRH cannot predict, with any reasonable certainty, future market conditions.

      Further information related to items discussed in this Executive Overview may be found throughout Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion).

      Recent Developments

      Various regulators including the New York State Attorney General have commenced investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions. In connection with these investigations, AIG has asked TRH, as a subsidiary of AIG, to review its documents and practices and TRH has been cooperating fully with AIG in such request and will continue to cooperate fully in producing documents and other information in response to all requests. To date, nothing has come to the attention of TRH's management that would indicate that TRH has been involved in any improper conduct.

Critical Accounting Estimates

      This discussion and analysis of the financial condition and results of operations are based upon TRH's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions, that it believes to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

      TRH believes its most critical accounting estimates are those with respect to loss reserves, premium revenues and deferred acquisition costs, as they require management's most significant exercise of judgment on both a quantitative and qualitative basis used in the preparation of TRH's consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. A discussion of the most critical accounting estimates follow.

      Loss Reserves

      Estimates of loss reserves take into account TRH's assumptions with respect to many factors that will affect ultimate loss costs but are not yet known. Such factors, which contribute to the variability and unpredictability of loss costs, include trends related to jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverages, among others. To the extent that these assumptions underlying the loss reserve estimates are significantly incorrect, ultimate losses may be materially different from the estimates included in the financial statements and may materially affect net income. The impact of those differences are reflected in the period they become known.

      The reserving process is inherently difficult and subjective, especially in view of changes in the legal and tort environment which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. Trends that have affected development of liabilities in the past may not necessarily occur or affect development to the same degree in the future. While this process is difficult for ceding companies, the inherent uncertainties of estimating loss reserves are even greater for reinsurers, due primarily to the longer term nature of much reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which are subject to change without notice. Nevertheless, data received from cedants is subjected to audits from time to time by TRH claims and underwriting personnel, to help ensure that reported data is supported by proper documentation and conforms to contract terms, and analyzed, as appropriate, by TRH underwriting and actuarial personnel. Such analysis often includes a detailed review of reported data to assess the underwriting results of reinsurance assumed and to explain any significant departures from expected performance. Over time, reported loss information is ultimately corroborated when such information eventually attains paid status.

      Generally, for each longer tail line of business, significant actuarial judgments are made with respect to the following factors used in the loss reserve setting process:

•	Loss trend factors are used to establish expected loss and loss adjustment expense ratios for subsequent accident years based on the projected loss and loss adjustment expense ratios for prior accident years. Provisions for inflation and social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) and trends in court interpretations of coverage are among the factors which must be considered.

•	Expected loss and loss adjustment expense ratios for the latest accident years generally reflect the expected loss and loss adjustment expense ratios from prior accident years adjusted for the loss trend (see loss trend factor discussion immediately above), as well as the impact of rate level changes and other quantifiable factors. For certain longer tail lines of business that are typically lower frequency, higher severity classes, such as excess medical malpractice and directors' and officers' liability (D&O), expected loss and loss adjustment expense ratios are often utilized for the last several accident years.

•	Loss development factors are used to arrive at the ultimate amount of losses incurred for each accident year based on reported loss information. These factors, which are initially calculated based on historical loss development patterns (i.e., the emergence of reported losses over time relative to the ultimate losses to be paid), are then adjusted for current trends.

      During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these facts and trends emerge, it usually becomes necessary to refine and adjust the loss reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates. (See discussion of adverse development on losses occurring in prior years under Results of Operations and further discussion and detail information about loss and loss adjustment expense reserves and the loss reserve setting process under Financial Condition and Liquidity.)

      Premium Revenues

      Management must make certain judgments in the determination of premiums written and earned by TRH. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. Generally for excess-of-loss treaty contracts, premiums are recorded as written based on contract terms and are earned ratably over the terms of the related coverages provided. (In recent years, treaty contracts have generated approximately 95% of TRH's premium revenues.) Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums assumed and reinsurance ceded, respectively, relating to the unexpired terms of such coverages.

      Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. Such estimates of premiums earned are considered when establishing the reserve for loss and loss adjustment expenses incurred but not reported (IBNR). The differences between these estimates and the actual data subsequently reported, which may be material as a result of the diversity of cedants, reporting practices and the inherent difficulty in estimating premium inflows, among other factors, are recorded in the period when the actual data becomes available and may materially affect net income. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

      Estimates of premiums assumed less related ceding commission by major class of business included in the appropriate components of the Consolidated Statement of Operations for the year ended December 31, 2004 and the Consolidated Balance Sheet as of December 31, 2004 were as follows:

Major Class	Premiums Assumed	Commissions	Premium Balances Receivable
	(in thousands)

Casualty:
Other liability	$76,579	$20,650	$55,929
Auto liability	21,691	5,774	15,917
Medical malpractice	7,684	2,115	5,569
Ocean marine and aviation	26,187	6,057	20,130
Surety and credit	9,851	3,163	6,688
Accident and health	12,436	3,251	9,185
Other	9,720	2,738	6,982

Total casualty	164,148	43,748	120,400

Property:
Fire	8,927	1,535	7,392
Allied lines	19,281	4,086	15,195
Homeowners multiple peril	31,360	11,624	19,736
Auto physical damage	4,937	1,427	3,510
Other	8,756	2,428	6,328

Total property	73,261	21,100	52,161

Total	$237,409	$64,848	$172,561

      TRH has provided no allowance for bad debts related to the premium estimates based on its historical experience, general profile of its cedants and the ability TRH has in most cases to significantly offset these premium receivables with losses and loss adjustment expenses or other amounts payable to the same parties.

      Deferred Acquisition Costs

      Acquisition costs, consisting primarily of net commissions incurred on business conducted through reinsurance contracts or certificates, are deferred and then amortized over the period in which the related premiums are earned, generally one year. The evaluation of recoverability of acquisition costs to be deferred considers the expected profitability of the underlying treaties and facultative certificates, which may vary materially from actual results. If the actual profitability varies from the expected profitability, the impact of such differences are recorded, as appropriate, when actual results become known and may have a material effect on net income.

Operational Review

      Results of Operations

      TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. Premiums are primarily earned ratably over the term of the related coverages. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums assumed and reinsurance ceded, respectively, relating to the unexpired terms of such coverages. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

      The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

	Years Ended December 31,
	2004		2003		2002
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount	Change From Prior Year
	(dollars in millions)

Net premiums written	$3,749.3	12.2%	$3,341.1	33.6%	$2,500.2	31.2%
Net premiums earned	3,661.1	15.4	3,171.2	33.8	2,369.5	32.3
Net investment income	306.8	13.2	271.0	7.5	252.0	5.0

      The increase in net premiums written in 2004 compared to 2003 resulted largely from pricing increases and increased coverage provided. The increase in net premiums written in 2003 compared to 2002 resulted largely from rate increases and, to a lesser extent, increased coverage provided. In addition, in both 2004 and 2003, as compared to their respective immediately prior year, net premiums written increased due to the impact of the weakened U.S. dollar compared to the currencies in which TRH does business, particularly in TRH's European locations. In 2004 and 2003, as compared to the immediately prior years, premium increases were primarily from treaty business. On a worldwide basis, casualty lines business represented 72.4% of net premiums written in 2004 versus 73.5% and 73.9% in 2003 and 2002, respectively. The balance represented property lines. Treaty business represented 96.4% of net premiums written in 2004 versus 96.4% in 2003 and 95.4% in 2002. The balance represented facultative accounts.

      Domestic net premiums written totaled $1,840.0 million in 2004, remaining level with 2003 due generally to softer market conditions in many sectors and greater retention levels by cedants. Significant domestic increases in net premiums written were recorded in the medical malpractice, other liability (principally general casualty) and accident and health lines of $41.2 million, $29.6 million and $25.1 million, respectively. The increases were offset by significant decreases in net premiums written in the auto liability, property and surety lines of $74.5 million, $17.9 million and $14.9 million, respectively.

      Net premiums written by international offices increased in 2004 by $409.0 million, or 27.3%, over the prior year, to $1,909.3 million. Generally, as a result of more favorable opportunities prevailing internationally, all of the international offices recorded increases in net premiums written, led by London, TRZ and Paris with increases of $151.7 million, $119.5 million and $77.6 million, respectively. International net premiums written increased significantly in the property, auto liability, credit and ocean marine lines with increases of $166.9 million, $69.7 million, $41.9 million and $33.2 million, respectively. Note that increases in international net premiums written resulted, in part, from the impact of the weakened U.S. dollar in 2004 compared to the currencies in which TRH does business. International business represented 50.9% of 2004 net premiums written compared to 44.9% in 2003.

      Of the total increase in net premiums written in 2003 compared to 2002, domestic net premiums written increased by $478.2 million, or 35.1%, to $1,840.8 million, due principally to the above mentioned rate increases and overall improved market conditions, with significant increases in net premiums written recorded in the other liability (principally D&O and other professional liability (errors and omissions coverages (E&O))), medical malpractice, property and ocean marine and aviation lines of $226.6 million, $97.3 million, $95.2 million and $48.0 million, respectively. The increase in net premiums written in property lines is due, in part, to a reduction in property quota share retrocession coverage purchased.

      Net premiums written by international offices increased in 2003 by $362.7 million, or 31.9%, over the prior year, to $1,500.3 million. All international offices recorded increases in net premiums written, led by London, TRZ and Paris with increases of $162.8 million, $98.7 million and $54.4 million, respectively. International net premiums written increased significantly in the property, other liability (principally D&O and E&O) and auto liability lines with increases of $137.2 million, $75.4 million and $36.0 million, respectively. Note that increases in international net premiums written resulted, in part, from the impact of the weakened U.S. dollar in 2003 compared to the currencies in which TRH does business. International business represented 44.9% of 2003 net premiums written compared to 45.5% in 2002.

      Generally, reasons for increases in gross premiums written between years are similar to those for net premiums written. A significant portion of the increase in ceded premiums written and earned in 2004 compared to 2003 is due to premiums assumed from an affiliate that were ceded in an equal amount to other affiliates. In 2003 over 2002, ceded premiums written and earned were lower primarily due to less property quota share retrocession coverage purchased in 2003 as compared to 2002 and to a reduction in ceded premiums resulting from certain domestic contracts in the specialty casualty area wherein a portion of premiums assumed under those agreements was retroceded to non-affiliates.

      As further discussed in Notes 12 and 14 of Notes to Consolidated Financial Statements, TRH transacts a significant amount of business assumed and ceded with other subsidiaries of AIG. TRH either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions.

      As premiums written are primarily earned ratably over the terms of the related coverages, the reasons for increases in net premiums earned are generally similar to the reasons for increases in net premiums written.

      Net investment income increased in 2004 and 2003, each as compared to the immediately prior year, due to the investment (principally in fixed maturities) of significant positive cash flow from operating activities generated in recent periods and, to a lesser extent, the impact of the weakening U.S. dollar compared to certain currencies, particularly from European countries, in which TRH's net investment income is earned. (See Note 3 of Notes to Consolidated Financial Statements and cash flow discussion under Financial Condition and Liquidity.) For 2004, 2003 and 2002, the pre-tax effective yields on investments were 4.1%, 4.4% and 4.8%, respectively. A substantial portion of the decline in investment yield in 2004 compared to 2003 relates to the significant increase in 2004 in the asset amount of short-term investment of funds received under securities loan agreements, which asset produces minimal net investment income. (See Note 2(b) of Notes to Consolidated Financial Statements.) The pre-tax effective yield on investments represents pre-tax net investment income for the periods indicated divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods.

      Pre-tax realized net capital gains (losses) totaled $22.2 million in 2004, $9.9 million in 2003 and ($6.0) million in 2002. Realized capital gains and losses are generally the result of investment dispositions which reflect TRH's investment and tax planning strategies to maximize after-tax income. In addition, pre-tax realized net capital gains (losses) include charges for write-downs related to certain of such securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. In 2004, pre-tax realized net capital gains included charges for write-downs for other than temporary declines in market value totaling $6.2 million related to other invested assets. In 2003, pre-tax realized net capital gains include charges for write-downs for other than temporary declines in market value totaling $6.1 million and $4.6 million of equities available for sale and fixed maturities available for sale, respectively. In 2002, write-downs for such declines totaled $12.1 million and $1.8 million of equities available for sale and fixed maturities available for sale, respectively. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion under Financial Condition and Liquidity for criteria used in determination of such write-downs.)

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

      The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the years indicated:

	Years Ended December 31,
	2004	2003	2002

Consolidated:
Loss and loss adjustment expense ratio	75.3	70.4	75.8
Underwriting expense ratio	26.2	26.1	26.5
Combined ratio	101.5	96.5	102.3

Domestic:
Loss and loss adjustment expense ratio	79.8	70.8	73.0
Underwriting expense ratio	26.3	25.8	27.6
Combined ratio	106.1	96.6	100.6
International:
Loss and loss adjustment expense ratio	70.8	70.0	79.2
Underwriting expense ratio	26.1	26.3	25.2
Combined ratio	96.9	96.3	104.4

      TRH's 2004 results include net pre-tax catastrophe losses of $215.0 million (domestic—$114.1 million; international—$100.9 million) related to Hurricanes Charley, Frances, Ivan and Jeanne, that affected the Southeastern United States and the Caribbean, typhoons that affected Japan and the tsunami which principally affected South Asia. Such events in the aggregate added 5.9, 6.3 and 5.4 to each of the loss and loss adjustment expense ratios and combined ratios for consolidated TRH, domestic and international, respectively.

      In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $317.4 million in 2004. See table below for detail of such net adverse loss reserve development:

Lines of Business	Net Loss Reserve at December 31, 2003	Year-end 2003 Net Reestimated Liability at Year-end 2004	Amount of Re-estimation- Redundancy (Deficiency)(1)
		(in thousands)

Other liability	$1,356,736	$1,631,627	$(274,891)
Medical malpractice	582,966	674,157	(91,191)
Fire	335,620	288,911	46,709
Fidelity	65,850	98,162	(32,312)
Ocean marine and aviation	417,505	387,281	30,224
Other, net	1,197,743	1,193,664	4,079

Total	$3,956,420	$4,273,802	$(317,382)

(1)	Amount of re-estimation represents the amount of net losses and loss adjustment expenses incurred in 2004 related to losses occuring in 2003 and prior years.

      As a result of greater than expected reported loss activity in 2004, indicating that TRH's estimates as of the end of 2003 of the ultimate amounts of losses occurring in 2003 and prior required a net increase, significant net adverse development was recorded in 2004 (as presented in the table above). The vast majority of such adverse development relates to the other liability, including certain specialty casualty classes such as D&O and E&O, and medical malpractice lines for losses occurring between 1998 and 2001, principally in domestic and, to a lesser extent, London operations. These increases to incurred losses were offset, in part, by favorable development across most lines on losses occurring in 2003 and, to a lesser extent, on losses occurring during 2002 in the other liability, aircraft and fire lines.

      TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice and D&O. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss trend factor for this business such as jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependent upon the claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices are subject to change without notice.

      TRH sets its loss reserves, in part, based on historical reported loss development patterns, adjusted for current trends and other factors. The methods used to estimate ultimate losses and to establish the resulting loss reserves are continually reviewed and updated. During 2004, as losses reported from accident years 1998 through 2001 significantly exceeded expectations that were factored into the determination of year-end 2003 loss reserves for certain classes, adjustments were made to the estimates of the required loss reserve level, thus recognizing adverse development. During TRH's comprehensive annual review of loss reserves, it became apparent that for certain classes such as other liability, including certain specialty casualty classes such as D&O and E&O, and medical malpractice lines, there had been marked unexpected increases in both the frequency and severity of large losses reported. The impact of this emergence was incorporated into the actuarial methodologies used to estimate ultimate losses and, as previously stated, the adverse development that was recognized. Additionally, loss estimates for these classes for other accident years, such as 2003 and, to a lesser extent, 2002, developed favorably and such impact was recognized accordingly. Loss reserves are set based on assumptions and actuarial methodologies judged to be most appropriate at the time. Based on information presently available, TRH believes its current loss reserves are adequate, but there can be no assurance that TRH's loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of December 31, 2004 and thus, materially affect net income.

      There were no significant catastrophe losses occurring during 2003. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $322.6 million in 2003. As a result of greater than expected reported loss activity in 2003 indicating that TRH's estimates as of the end of 2002 of the ultimate amounts of losses occurring in 2002 and prior years required a net increase, significant adverse development was recorded in 2003 on losses occurring between 1998 and 2000 in certain casualty lines, principally in domestic and, to a lesser extent, London branch operations. Such lines included other liability (a portion of which represents certain specialty casualty classes such as D&O and E&O), medical malpractice and, to a lesser extent, surety and fidelity lines. These increases to incurred losses were offset, in small part, by favorable development on losses occurring in 2001 and 2002 in fire and allied lines and, in 2002 only, in other liability lines.

      There were no significant catastrophe losses occurring during 2002. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $339.1 million in 2002. Of this amount, in the fourth quarter of 2002, TRH recorded an increase to net loss and loss adjustment expense reserves of $100 million ($55 million domestic and $45 million international), resulting in a $65 million after-tax charge to net income. Such net reserve increase was largely caused by the impact of losses principally occurring between 1998 and 2000 in certain casualty lines. Such lines include other liability (a portion of which represents certain specialty casualty classes such as D&O and E&O), medical malpractice and surety. This fourth quarter reserve adjustment was based primarily on an unexpected increase in the frequency and severity of reported claims late in the year reflecting industry-wide trends. The aforementioned fourth quarter increase to net loss and loss adjustment expense reserves added 4.2 to each of the loss and loss adjustment expense ratios and combined ratios for consolidated, domestic and international operations. In addition, as a result of greater than expected reported loss activity in 2002 indicating that TRH's estimates as of the end of 2001 of the ultimate amounts of losses occurring in 2001 and prior years required a further net increase, significant adverse development was also recorded in 2002 on losses occurring in 1998 through 2001 in the auto liability and aviation lines and in 1999 through 2001 in the accident and health line. These increases to incurred losses were partially offset by favorable development on losses occurring in 2001, principally in fire and allied lines and other liability lines.

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

      The underwriting expense ratio for consolidated TRH increased in 2004 compared to 2003 due to an increase of 0.2 in the net commission component of the ratio, partially offset by a decrease of 0.1 in the other underwriting expense component of the ratio.

      The underwriting expense ratio for consolidated TRH decreased in 2003 compared to 2002 due to decreases of 0.2 in each of the net commission component and the other underwriting expense component of the ratio. With respect to the net commission component, the decrease between years results from a decrease in such component related to Domestic and International-Other, offset, in part, by an increase in International-Europe, all due largely to slight changes in the mix of business between periods. With respect to the other underwriting expense component, the decreases between years are primarily due to the fact that the rates of increase in other underwriting expenses, for Domestic and International-Europe, are exceeded by the rates of increase of net premiums written for the respective periods.

      The increase in deferred acquisition costs for 2004 was significantly less than the comparable 2003 amount. As the increase in unearned premiums in 2004 was significantly less than such increase in 2003, a related, and smaller, portion of acquisition costs was deferred in 2004 as compared to 2003. The increase in deferred acquisition costs for 2003 exceeded the 2002 amount. As the increase in unearned premiums in 2003 was greater than such increase in 2002, a related, and larger, portion of acquisition costs was deferred in 2003 as compared to 2002. Acquisition costs (consisting primarily of net commissions incurred) are charged to earnings over the period in which the related premiums are earned.

      Other deductions, net, generally includes expense charges of $2.9 million and $1.1 million for stock-based compensation, in 2004 and 2003, respectively, (see Other Matters herein for a discussion of the Change in Accounting Principle and Disclosure of Stock-Based Compensation) related to TRH's voluntary adoption of the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, as well as currency transaction gains and losses and other miscellaneous income and expense items.

      Income before income taxes was $276.2 million in 2004, $386.7 million in 2003 and $188.3 million in 2002. The decrease in income before income taxes in 2004 compared to the prior year resulted primarily from $215.0 million of net pre-tax catastrophe losses offset, in part, by increased underwriting profit (loss) from International-Europe and increased net investment income from all segments, both in 2004 as compared to 2003. The increase in income before income taxes in 2003 compared to the prior year resulted primarily from improved underwriting profit (loss) and, to a much lesser extent, increased net investment income in 2003. In particular, the consolidated loss and loss adjustment expense ratio significantly improved in 2003 compared to the prior year, as further discussed above.

      Federal and foreign income tax expense of $21.6 million, $83.0 million and $19.0 million were recorded in 2004, 2003 and 2002, respectively. The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, filed consolidated federal income tax returns for the years under discussion, except those for 2004 which are not yet due. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will also include as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

      The effective tax rates, which represent the sum of current and deferred income taxes divided by income before income taxes, were 7.8% in 2004, 21.5% in 2003 and 10.1% in 2002. The major adjustments reconciling the “expected” tax expense to actual tax expense in each of the three years under discussion (as detailed in Note 4 of Notes to Consolidated Financial Statements) are similar in terms of their nature and relative size, except that the adjustment for tax-exempt interest has been steadily increasing as the size of the tax-exempt fixed maturity portfolio has grown in 2004 and 2003 over the respective immediately prior year. In addition, the year 2004 included a tax benefit of $10.9 million related to amended tax returns.

      The lower effective tax rate in 2004 compared to 2003 resulted primarily from the impact of catastrophe losses occurring in 2004. As a result, tax-exempt income was a larger percentage of income before income taxes in 2004 compared to 2003. The increased effective tax rate in 2003 compared to 2002 resulted primarily from the fact that income before income taxes increased at a greater rate than tax-exempt investment income.

      Net income and net income per common share on a diluted basis, respectively, were as follows: 2004—$254.6 million, $3.85; 2003—$303.6 million, $4.60; 2002—$169.3 million, $2.57. Reasons for the changes between years are as discussed earlier. Outstanding share amounts used in the net income per common share calculation have been retroactively adjusted, as appropriate, to reflect the 5-for-4 common stock split paid in July 2004. (See Note 7 of Notes to Consolidated Financial Statements.)

      In the years under discussion, the after-tax impacts on net income of certain significant items discussed above in the Operational Review are as follows: 2004—catastrophe losses—$139.7 million; 2002—fourth quarter increase in net loss and loss adjustment expense reserves in certain casualty lines—$65.0 million. (See Note 5 of Notes to Consolidated Financial Statements.)

      Segment Results

      (a) Domestic:

      2004 compared to 2003—Domestic revenues increased over the prior year due primarily to increases in net premiums earned and, to a lesser extent, realized net capital gains and net investment income. The increase in net premiums earned in 2004 compared to 2003 occurred primarily in the medical malpractice, other liability and property lines, partially offset by decreases in the auto liability line. Income before income taxes for 2004 decreased compared to the prior year due primarily to a decrease in underwriting profit (loss) caused principally by $114.1 million of net pre-tax catastrophe losses, principally related to hurricanes, that occurred in 2004. Both years included significant adverse development of losses occurring in 1998 through 2000 in certain more volatile casualty classes as discussed earlier under Results of Operations.

      2003 compared to 2002—Domestic revenues increased over the prior year due primarily to increases in net premiums written for reasons discussed earlier in the Operational Review. Income before income taxes for 2003 increased compared to the prior year due primarily to improved underwriting profit (loss) caused principally by a lower loss and loss adjustment expense ratio resulting from improving market conditions in recent years. Both years included significant adverse development of losses occurring in 1998 through 2000 in certain more volatile casualty classes as further discussed earlier under Results of Operations. Loss activity in 2002 includes a $55 million fourth quarter pre-tax charge to net losses and loss adjustment expenses related to an increase in loss reserves, comprising part of the adverse development as discussed earlier in this paragraph.

      (b) International—Europe (London and Paris branches and TRZ):

      2004 compared to 2003—European revenues increased compared to the prior year primarily due to significant increases in net premiums written in each location, with the largest increase occurring in London. These increases generally occurred in the property, auto liability, credit and ocean marine lines. Such increases also resulted, in part, from the weakening U.S. dollar compared to the currencies in which premiums were written in 2004 as compared to 2003. Income before income taxes for 2004 increased compared to the prior year amounts due principally to improved underwriting profit (loss), that was largely the result of better loss experience in London, and increased net investment income in London. Loss activity in 2004 includes $26.3 million of net pre-tax catastrophe losses recorded in London related to hurricanes in the Southeastern United States and the Caribbean, and to the tsunami which affected South Asia.

      The significant increase in assets in 2004 as compared to 2003 is primarily due to significant operating cash flows in 2004 and, to a lesser extent, the impact of foreign exchange on investments held, as the U.S. dollar weakened during the year compared to currencies in which the investments were held.

      2003 compared to 2002—European revenues increased compared to the prior year primarily due to significant increases in net premiums written in each location, with the largest increase occurring in London. These increases generally occurred in the property, specialty casualty (principally D&O and E&O (included in other liability) and medical malpractice) and auto liability lines. Such increases were a result, in part, of the weakening U.S. dollar compared to the currencies in which premiums were written in 2003 as compared to 2002. Income before income taxes for 2003 increased compared to the prior year amounts due principally to improved underwriting profit (loss) that was the result of better loss experience in each location, partially offset by a higher commission rate in London, due to a slight change in the mix of business. Such improved loss experience resulted from improving market conditions in recent years. Both years included adverse development from the London branch on losses occurring in 1998 through 2000 in certain more volatile casualty classes as discussed earlier under Results of Operations. Loss activity in 2002 includes a $30 million fourth quarter pre-tax charge (related to the London branch) to net losses and loss adjustment expenses related to an increase in loss reserves, comprising part of the adverse development as discussed earlier in this paragraph.

      The significant increase in assets in 2003 as compared to 2002 is primarily due to significant operating cash flows in 2003 and, to a lesser extent, the impact of foreign exchange on investments held, as the U.S. dollar weakened during the year compared to currencies in which the investments were held.

      (c) International—Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

      2004 compared to 2003—Revenues increased in 2004 versus the prior year due primarily to increases in net premiums written, net of the change in unearned premiums, in Miami and Tokyo. These increases generally occurred in the property line. 2004 income before income taxes decreased compared to the prior year, due principally to $74.6 million of net pre-tax catastrophe losses primarily from hurricanes in the Caribbean, typhoons which affected Japan and the tsunami which affected South Asia.

      2003 compared to 2002—Revenues increased in 2003 versus the prior year due to increases in net premiums written, net of the change in unearned premiums, in each location. These increases generally occurred in the property line. 2003 income before income taxes improved significantly over the loss before income taxes reported in 2002, due principally to improved loss experience in each location. Loss activity in 2002 includes a $15 million fourth quarter pre-tax charge (related to the Miami branch) to net losses and loss adjustment expenses related to an increase in loss reserves as discussed earlier in the Operational Review.

Financial Condition and Liquidity

      As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 13 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) In

2004 and 2003, the Company received cash dividends from TRC of $23.8 million and $21.9 million, respectively. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

      While the overall duration of liabilities (see contractual obligations table later in this section) is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH does not maintain a credit facility. TRH's primary investment goal is to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of a significant acceleration of paid losses beyond TRH's ability to fund such payments.

      At December 31, 2004, total investments and cash were $8,287.0 million compared to $6,867.2 million at December 31, 2003. The increase was caused, in large part, by $904.9 million of cash provided by operating activities, the investment of $389.2 million of net funds received under securities loan agreements and, to a lesser extent, the impact of the weakening U.S. dollar on investments held, principally in European currencies.

      TRH's fixed maturity investments, approximately 78.8% of total investments as of December 31, 2004, are predominantly investment grade, liquid securities, approximately 68.1% of which will mature in less than 10 years. Also as of that date, approximately 7.8% of total investments were in common and nonredeemable preferred stocks, approximately 2.2% of total investments were in other invested assets, including investments in limited partnerships, approximately 10.7% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.5% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2005 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

      Activity within the fixed maturities available for sale portfolio for the years under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. In 2004 and 2003, TRH purchased certain fixed maturities which are classified as held-to-maturity and carried at amortized cost as TRH has the positive intent and ability to hold each of these securities to maturity. The duration of the fixed maturity portfolio was 5.0 years as of December 31, 2004. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. (See Note 2(b) of Notes to Consolidated Financial Statements.) The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $823.2 million and $30.2 million, respectively, as of December 31, 2004.

      Gross unrealized gains and losses on all fixed maturities as of December 31, 2004 amounted to $230.3 million and $7.3 million, respectively.

      As of December 31, 2004, 92.8% of the fixed maturity portfolio was rated Aaa or Aa, an additional 7.0% was also rated investment grade or better and 0.2% was not rated. Also, as of December 31, 2004, TRH had no derivative instruments. (See Note 3 of Notes to Consolidated Financial Statements.)

      Management reviews TRH's investments on a continual basis for evidence of other than temporary declines in market value and exercises its judgment in making such a determination and calculating the amount of loss recognition (as a realized capital loss) resulting from investment write-downs.

      In general, a security is considered a candidate for such a write-down if it meets any of the following criteria:

•	Trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time;

•	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or,

•	In the opinion of management, it is possible that TRH may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

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

      At December 31, 2004, the reserve for unpaid losses and loss adjustment expenses totaled $5.94 billion. The components of such reserve by major class of business, split between reported (case) amounts and IBNR amounts is presented below:

	Unpaid Losses and Loss Adjustment Expenses
	Case	IBNR	Total
	(in millions)

Casualty:
Other liability	$1,004.9	$1,073.7	$2,078.6
Auto liability	541.8	195.7	737.5
Medical malpractice	358.6	465.2	823.8
Ocean marine and aviation	344.0	186.6	530.6
Surety and credit	120.3	103.3	223.6
Accident and health	172.7	112.5	285.2
Other	191.4	179.7	371.1

Total casualty	2,733.7	2,316.7	5,050.4

Property:
Fire	349.4	182.8	532.2
Allied lines	67.1	84.9	152.0
Homeowners multiple peril	25.4	62.1	87.5
Auto physical damage	19.6	23.6	43.2
Other	48.7	27.5	76.2

Total property	510.2	380.9	891.1

Total	$3,243.9	$2,697.6	$5,941.5

      Unpaid losses and loss adjustment expenses increased $1.14 billion in 2004, or 23.6% over 2003. Also at December 31, 2004, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $947.8 million, an increase of $111.8 million, or 13.4%, from the prior year end. Of the amount of reinsurance recoverable on paid and unpaid losses and loss adjustment expenses, which totaled $976.7 million as of December 31, 2004, $730.7 million represented balances that were unsecured. Of such unsecured balances, $211.2 million was due from affiliates (which are rated AAA) and 88.5% of the remaining balance was due from companies rated A– or better. (See Note 14 of Notes to Consolidated Financial Statements.) An analysis of the change in net loss reserves from year-end 2003 to year-end 2004 is included in Note 5 of Notes to Consolidated Financial Statements and reflects the impact of adverse development of losses occurring in prior years and the impact of 2004 pre-tax net catastrophe losses, as further discussed earlier under Results of Operations, as well as the impact of the weakening U.S. dollar against most foreign currencies, particularly from Europe. Each of these factors served to increase net loss reserves in 2004.

      Unpaid losses and loss adjustment expenses represent the accumulation of estimates of future liability occurring on or prior to the balance sheet date. Net losses and loss adjustment expenses are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. Standard actuarial methodologies employed to estimate ultimate losses incorporate the inherent “lag” from the time claims are reported to the cedant to when the cedant reports the claims to the reinsurer. Certain actuarial methodologies may be more appropriate than others in instances where this “lag” may not be consistent from period to period, so additional actuarial judgment is employed in the selection of methodologies to best incorporate the potential impact of this situation.

      A provision is included for IBNR on the basis of past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently.

      TRH believes that its reserve for unpaid losses and loss adjustment expenses at December 31, 2004 are adequate. While TRH annually reviews the adequacy of established loss reserves, there can be no assurance that TRH's ultimate loss reserves will not develop adversely and materially exceed TRH's carried loss reserves as of December 31, 2004. In the future, if loss reserves develop deficiently, such deficiency could have a material adverse impact on future results of operations.

      The reserving process is inherently difficult and subjective, especially in view of changes in the legal and tort environment which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgement. Trends that have affected development of liabilities in the past may not necessarily occur or affect development to the same degree in the future. While this process is difficult for ceding companies, the inherent uncertainties of estimating loss reserves are even greater for the reinsurer, due primarily to the longer term nature of much reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which are subject to change without notice.

      During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these facts and trends emerge, it usually becomes necessary to refine and adjust the loss reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates. (See discussion of adverse development on losses occurring in prior years under Results of Operations.)

      Estimation of ultimate net losses for longer tail casualty reinsurance lines of business is a complex process whereby numerous judgments and actuarial assumptions are made. For longer tail lines of business, actuarial assumptions generally are made with respect to the following:

•	Loss trend factors which are used to establish expected loss and loss adjustment expense ratios for subsequent accident years based on the projected loss and loss adjustment expense ratios for prior accident years. Provisions for inflation and social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) and trends in court interpretations of coverage are among the factors which must be considered.

•	Expected loss and loss adjustment expense ratios for the latest accident years. The expected loss and loss adjustment expense ratios generally reflect the projected loss and loss adjustment expense ratios from prior accident years adjusted for the loss trend (see above) and the impact of rate changes and other quantifiable factors. For certain longer tail lines of business which are typically lower frequency, higher severity classes, such as excess medical malpractice and D&O, expected loss and loss adjustment expense ratios are often utilized for the last several accident years.

•	Loss development factors which are used to project the reported losses for each accident year to an ultimate basis.

      A comprehensive annual loss reserve review is conducted in the fourth quarter of each year. These reviews are conducted in full detail for each class or line of business for each underwriting office. The purpose of these reviews is to confirm the reasonableness of the carried loss reserve. In the course of the analysis, the indicated loss reserve need for a class of business (or an underwriting year within a class of business) is determined either by utilizing a single best estimate that TRH believes is a reasonable estimate of the required loss reserve or by selecting a range based on ultimate loss indications from methodologies that are considered to be most appropriate. The addition of these point estimates and ranges (where they exist) across all years, classes of business and underwriting offices create a range of estimated loss reserve needs for TRH. This range, determined in the fashion described above, does not represent all reasonable outcomes. The potential exists for significant variation in the actual results versus the assumptions used to test loss reserves, particularly for longer tail casualty reinsurance lines such as excess casualty and D&O. The usefulness of the indicated range is, however, that the midpoint of the range is thought to be a reasonable estimate of the required loss reserve and that other amounts within the range would not necessarily be unreasonable. As shown below, a comparison of the carried net loss reserves as of December 31, 2004 to the midpoint of the range indicates the carried net loss reserves of $4.98 billion is approximately $37 million above the midpoint of the range.

Indicated Range of Net Loss Reserves
As of December 31, 2004:
(in millions)

Low	High	Midpoint	Carried
$4,664	$5,224	$4,944	$4,981

      There can be no assurances that the net liability will not exceed the high end of this range. Note that for many classes, a single estimate or a very small range was utilized for the more current underwriting years' assessment of ultimate losses incorporated in the range shown. As an example of the sensitivity of this range to key assumptions, for longer tail casualty classes an increase in the expected loss and loss adjustment expense ratios for business written since the beginning of 2003 of 5 percentage points would add roughly $150 million to the top of the range. Loss development factors, which are utilized to project reported losses for each year to an ultimate basis or to determine the percentage of losses unreported, are another key assumption for longer tail classes, such as excess casualty and D&O. There can be no assurance that future loss development patterns will follow historical patterns. Using the longer tail casualty classes again as an example, if future loss development factors differed by 5% in either direction from those utilized in the 2004 loss reserve review, the impact would be over $100 million to each end of the range.

      Additionally, loss reserves include amounts resulting from the September 11, 2001 terrorist attack which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress. As of December 31, 2004, loss reserves related to this event totaled $102 million.

      Loss reserves include amounts for risks related to environmental impairment and asbestos-related illnesses totaling $85 million and $75 million at December 31, 2004 and 2003, respectively, including $23 million and $22 million at the aforementioned dates, respectively, related to losses occurring in 1985 and prior. As TRC, the major operating subsidiary of the Company, commenced operations in 1978, the great majority of TRH's environmental and asbestos-related liabilities arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

      Because the reserving process is inherently difficult and subjective, actual net losses and loss adjustment expenses may materially differ from reserves and related reinsurance recoverables reflected in TRH's consolidated financial statements, and accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss and loss adjustment expense reserves carried at December 31, 2004 are adequate.

      In the ordinary course of business, TRH is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine TRH's rights and obligations under reinsurance agreements and other more general contracts. In some disputes, TRH seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, TRH is resisting attempts by others to enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation, arbitration and mediation.

      In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH's aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH's approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH's financial condition or results of operations. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH's results of operations.

      For 2004, TRH's operating cash flows totaled $904.9 million, a slight decrease from 2003. The decrease was caused largely by increased losses and loss adjustment expenses paid, including 2004 catastrophe losses, and income taxes paid offset, in part, by increased premiums received, net of commissions, and increased investment income collected.

      For 2003, TRH's operating cash flows of $921.1 million exceeded the comparable 2002 amount of $598.0 million. The increase was caused largely by increased net premiums written, net of commissions, partially offset by increased paid losses and loss adjustment expenses and taxes paid.

      As significant losses from catastrophes occurring in 2004, the September 11, 2001 terrorist attack (see Operational Review above) and Enron reinsurance exposure remain unpaid, TRH expects that payments related to these events may negatively impact cash flows in 2005.

      Of total consolidated operating cash flows, $583.7 million, $431.7 million and $229.2 million, were derived from international operations in 2004, 2003 and 2002, respectively. More than half of such international operating cash flows was derived from London in each of such years.

      TRH believes that its balance of cash and cash equivalents of $143.4 million as of December 31, 2004 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2005 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

      Generally, paid losses have been increasing in more recent years largely as a result of an increase in the amount of business TRH has written over the past several years. If paid losses accelerated significantly beyond TRH's ability to fund such paid losses from current operating cash flows, TRH would be compelled to liquidate a portion of its investment portfolio and/or arrange for financing. Such events that may cause such a liquidity strain could be the result of several catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold in a depressed marketplace and/or reinsurance recoverable on such paid losses became uncollectible.

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

      TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for 2004 and 2003 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

      The following table presents the VaR on a combined basis and of each component of market risk for 2004 and 2003. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

	2004				2003
Market Risk	Year-End	Average	High	Low	Year-End	Average	High	Low
(in millions)
Combined	$186	$181	$198	166	$171	$135	$171	$105
Interest rate	214	206	214	193	198	148	198	104
Equity	65	68	73	63	73	61	73	48
Currency	12	6	12	4	4	4	4	3

      TRH's stockholders' equity totaled $2.59 billion at December 31, 2004, an increase of $210.5 million from year-end 2003. The net increase consisted principally of net income of $254.6 million less a decrease in accumulated other comprehensive income of $25.5 million and cash dividends declared of $25.5 million.

      The decrease in accumulated other comprehensive income consisted principally of the following: net unrealized depreciation of equities, net of income tax, of $6.9 million, partially offset by net unrealized appreciation of fixed maturities available for sale, net of income tax, of $2.5 million, and net unrealized currency translation loss, net of income tax, of $24.1 million, caused, in large part, by the weakening of the U.S. dollar particularly against certain European currencies.

      Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the market value of fixed maturities and equities available for sale and other invested assets. Market values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

      In May 2004, the Board of Directors of the Company declared a 5-for-4 split of the common stock in the form of a 25% common stock dividend that was paid on July 16, 2004, to stockholders of record on June 25, 2004.

      As of December 31, 2004, the amounts of payment due under specified contractual obligations of TRH are as follows:

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)

Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	89,094	8,754	15,771	15,298	49,271
Purchase Obligations	—	—	—	—	—
Unpaid Losses and Loss Adjustment Expenses	5,941,464	1,621,554	1,853,358	1,096,587	1,369,965
Other Long-Term Liabilities	—	—	—	—	—
Other(1)	18,706	18,706	—	—	—

Total	$6,049,264	$1,649,014	$1,869,129	$1,111,885	$1,419,236

(1)	Represents commitments to invest in limited partnerships.

      With respect to commitments and contingent liabilities, see Note 16 of Notes to Consolidated Financial Statements.

      Risk-based capital (RBC) standards, promulgated by the National Association of Insurance Commissioners (NAIC), relate an individual company's statutory policyholders' surplus to the risk inherent in its overall operations and set thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 2004, the statutory surpluses of TRC and Putnam each significantly exceeded the level of surplus required under RBC requirements for regulatory attention.

Other Matters

      (a) Change in Accounting Principle and Disclosure of Stock-Based Compensation:

      Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.”

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123,” to provide alternative methods (in addition to the prospective method already provided in SFAS No. 123) of transition for a voluntary change to the recognition provisions of SFAS No. 123, as well as to amend certain of its disclosure requirements as reflected in Note 2(i) of Notes to Consolidated Financial Statements.

      On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption of the standard. Accordingly, net income for 2004 and 2003 reflects compensation expenses, primarily related to stock options, for stock-based compensation awards granted in 2003 and thereafter. Such expenses are included in the Statement of Operations as a component of other deductions, net. The impact of adopting the recognition provisions of SFAS No. 123 was not material to net income, financial condition or cash flows in 2004 or 2003. Pursuant to APB No. 25, no stock-based compensation expenses were recognized in 2002. (See Note 2(i) of Notes to Consolidated Financial Statements.)

      While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in 2004 and 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to income, as those charges to income under the prospective method of transition will not reflect costs associated with stock-based compensation issued or granted prior to January 1, 2003.

      (b) Recent Accounting Standards:

      (i) In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value based method of accounting for share based payment transactions with employees. As discussed above, on January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123. SFAS No. 123R requires share based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity. SFAS No. 123R will be effective for TRH in the quarter beginning July 1, 2005. TRH is currently assessing the impact of SFAS No. 123R.

      (ii) At the March 2004 meeting, the FASB Emerging Issues Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’” delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance. This delay does not suspend the requirement to recognize other than temporary impairments as required by existing authoritative literature. The disclosure requirements of EITF Issue No. 03-1 for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” were previously adopted by TRH as of December 31, 2003. For all other investments within the scope of EITF Issue No. 03-1, the disclosures are effective for the year ending December 31, 2004. In accordance with EITF Issue No. 03-1, TRH has provided the information required in Note 3(f) of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Schedules:

I	—	Summary of Investments—Other than Investments in Related Parties as of December 31, 2004	S-1
II	—	Condensed Financial Information of Registrant as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002	S-2
III	—	Supplementary Insurance Information as of December 31, 2004, 2003 and 2002 and for the years then ended	S-5
IV	—	Reinsurance for the years ended December 31, 2004, 2003 and 2002	S-6
VI	—	Supplementary Information Concerning Property/Casualty Insurance Operations as of December 31, 2004, 2003 and 2002 and for the years then ended	S-7

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management of Transatlantic Holdings, Inc. and its subsidiaries (collectively TRH), is responsible for establishing and maintaining adequate internal control over financial reporting. TRH's internal control over financial reporting is a process designed under the supervision of TRH's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of TRH's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

      As of the end of TRH's 2004 fiscal year, management conducted an assessment of the effectiveness of TRH's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that TRH's internal control over financial reporting as of December 31, 2004 is effective.

      TRH's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of TRH; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of TRH's assets that could have a material effect on TRH's financial statements.

      Management's assessment of the effectiveness of TRH's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses unqualified opinions on management's assessment and on the effectiveness of TRH's internal control over financial reporting as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Transatlantic Holdings, Inc.:

      We have completed an integrated audit of Transatlantic Holdings, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and its Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

      Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

New York, New York
March 15, 2005

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

	2004	2003
	(in thousands, except share data)

ASSETS
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (market value: 2004—$1,120,789; 2003—$634,768)	$1,091,464	$622,620
Available for sale, at market value (amortized cost: 2004—$5,130,081; 2003—$4,591,165) (pledged, at market value: 2004—$823,155; 2003—$426,536)	5,323,722	4,780,919
Equities:
Common stocks available for sale, at market value (cost: 2004—$565,137; 2003—$495,378) (pledged, at market value: 2004—$30,228; 2003—$47,999)	614,252	555,255
Nonredeemable preferred stocks available for sale, at market value (cost: 2004—$18,008; 2003—$29,310)	17,948	29,131
Other invested assets	178,499	183,773
Short-term investment of funds received under securities loan agreements	875,081	485,869
Short-term investments, at cost which approximates market value	42,602	26,711
Cash and cash equivalents	143,435	182,887

Total investments and cash	8,287,003	6,867,165
Accrued investment income	94,671	103,646
Premium balances receivable, net	647,894	408,029
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	272,362	221,686
Other	704,372	648,227
Deferred acquisition costs	203,061	173,612
Prepaid reinsurance premiums	97,532	75,515
Deferred income taxes	236,710	165,670
Other assets	61,687	44,208

Total assets	$10,605,292	$8,707,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$5,941,464	$4,805,498
Unearned premiums	1,057,265	917,355
Payable under securities loan agreements	875,081	485,869
Other liabilities	144,353	122,449

Total liabilities	8,018,163	6,331,171

Preferred Stock, $1.00 par value; shares authorized: 5,000,000	—	—
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2004—66,711,866; 2003—53,332,678	66,712	53,333
Additional paid-in capital	191,403	196,645
Accumulated other comprehensive income	95,234	120,770
Retained earnings	2,249,393	2,020,282
Treasury Stock, at cost; 2004—884,100; 2003—864,200 shares of common stock	(15,613)	(14,443)

Total stockholders' equity	2,587,129	2,376,587

Total liabilities and stockholders' equity	$10,605,292	$8,707,758

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands, except per share data)

Revenues:
Net premiums written	$3,749,274	$3,341,077	$2,500,159
Increase in net unearned premiums	(88,184)	(169,851)	(130,707)

Net premiums earned	3,661,090	3,171,226	2,369,452
Net investment income	306,786	270,972	252,026
Realized net capital gains (losses)	22,181	9,942	(5,951)

	3,990,057	3,452,140	2,615,527

Expenses:
Net losses and loss adjustment expenses	2,754,560	2,233,447	1,796,352
Net commissions	910,325	804,680	607,539
Other underwriting expenses	72,496	65,525	55,040
Increase in deferred acquisition costs	(29,449)	(40,645)	(31,821)
Other deductions, net	5,913	2,459	97

	3,713,845	3,065,466	2,427,207

Income before income taxes	276,212	386,674	188,320

Income taxes (benefits):
Current	78,918	110,254	22,352
Deferred	(57,290)	(27,224)	(3,350)

	21,628	83,030	19,002

Net income	$254,584	$303,644	$169,318

Net income per common share:
Basic	$3.87	$4.64	$2.59
Diluted	3.85	4.60	2.57
Weighted average common shares outstanding:
Basic	65,731	65,508	65,378
Diluted	66,189	65,953	65,944

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands, except per share data)

Common Stock:
Balance, beginning of year	$53,333	$53,225	$53,120
Stock split effected as a dividend	13,152	—	—
Issued under stock option and purchase plans	227	108	105

Balance, end of year	66,712	53,333	53,225

Additional paid-in capital:
Balance, beginning of year	196,645	192,141	189,243
Stock split effected as a dividend	(13,158)	—	—
Excess of proceeds over par value of common stock issued under stock option and purchase plans	5,098	3,464	2,898
Other	2,818	1,040	—

Balance, end of year	191,403	196,645	192,141

Accumulated other comprehensive income:
Balance, beginning of year	120,770	60,644	27,603
Net change for year	(39,285)	92,501	50,552
Income tax effect on net change	13,749	(32,375)	(17,511)

Balance, end of year	95,234	120,770	60,644

Retained earnings:
Balance, beginning of year	2,020,282	1,739,200	1,590,487
Net income	254,584	303,644	169,318
Cash dividends declared (per common share: 2004—$0.39; 2003—$0.34; 2002—$0.32)	(25,473)	(22,562)	(20,605)

Balance, end of year	2,249,393	2,020,282	1,739,200

Treasury Stock:
Balance, beginning of year	(14,443)	(14,443)	(14,443)
Acquisition of treasury stock	(1,170)	—	—

Balance, end of year	(15,613)	(14,443)	(14,443)

Total stockholders' equity	$2,587,129	$2,376,587	$2,030,767

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)

Cash flows from operating activities:
Net income	$254,584	$303,644	$169,318

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in unpaid losses and loss adjustment expenses, unearned premiums and prepaid reinsurance premiums	1,251,503	972,647	424,600
Changes in premium and reinsurance balances receivable and payable, net	(381,804)	(168,835)	112,420
Change in deferred acquisition costs	(29,449)	(40,645)	(31,821)
Change in accrued investment income	(28,562)	(35,336)	(17,973)
Realized net capital (gains) losses	(22,181)	(9,942)	5,951
Changes in current and deferred income taxes	(85,558)	16,472	(11,372)
Change in net unrealized currency translation adjustment	(131,586)	(148,892)	(41,345)
Changes in other assets and liabilities, net	58,384	18,851	(13,729)
Other, net	19,580	13,087	1,915

Total adjustments	650,327	617,407	428,646

Net cash provided by operating activities	904,911	921,051	597,964

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	656,095	676,701	1,071,013
Proceeds of fixed maturities available for sale redeemed or matured	367,819	337,296	296,357
Proceeds of equities sold	872,900	610,199	655,436
Purchase of fixed maturities held to maturity	(470,748)	(623,953)	—
Purchase of fixed maturities available for sale	(1,496,533)	(1,310,482)	(1,881,681)
Purchase of equities	(876,074)	(639,294)	(695,699)
Net sale (purchase) of other invested assets	15,678	106,885	(23,948)
Net (purchase) sale of short-term investment of funds received under securities loan agreements	(389,212)	(138,222)	85,111
Net purchase of short-term investments	(15,891)	(8,891)	(10,250)
Change in other liabilities for securities in course of settlement	11,933	(12,285)	(6,989)
Other, net	4,007	3,322	14,693

Net cash used in investing activities	(1,320,026)	(998,724)	(495,957)

Cash flows from financing activities:
Net funds received (disbursed) under securities loan agreements	389,212	138,222	(85,111)
Dividends to stockholders	(24,723)	(22,012)	(20,505)
Proceeds from common stock issued	5,325	3,572	3,003
Acquisition of treasury stock	(1,170)	—	—
Other, net	(150)	—	(1,739)

Net cash provided by (used in) financing activities	368,494	119,782	(104,352)

Effect of exchange rate changes on cash and cash equivalents	7,169	13,376	5,533

Change in cash and cash equivalents	(39,452)	55,485	3,188
Cash and cash equivalents, beginning of year	182,887	127,402	124,214

Cash and cash equivalents, end of year	$143,435	$182,887	$127,402

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Net income	$254,584	$303,644	$169,318

Other comprehensive (loss) income:
Net unrealized (depreciation) appreciation of investments:
Net unrealized holding gains	19,925	123,328	11,685
Related income tax effect	(6,974)	(43,165)	(4,090)
Reclassification adjustment for (gains) losses included in net income	(22,181)	(9,942)	5,951
Related income tax effect	7,763	3,480	(2,083)

	(1,467)	73,701	11,463

Net unrealized currency translation (loss) gain	(37,029)	(20,885)	32,916
Related income tax effect	12,960	7,310	(11,338)

	(24,069)	(13,575)	21,578

Other comprehensive (loss) income	(25,536)	60,126	33,041

Comprehensive income	$229,048	$363,770	$202,359

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

      Transatlantic Holdings, Inc. (the Company) is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company (TRC). TRC owns all of the common stock of Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam). As of December 31, 2004, 2003 and 2002, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) beneficially owned approximately 60% of the Company's outstanding shares.

      Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are other liability (including directors' and officers' liability (D&O) and other professional liability (errors and omissions coverages (E&O))), auto liability (including non-standard risks), medical malpractice, ocean marine and aviation, surety and credit and accident and health in the casualty lines, and fire, allied, homeowners multiple peril and auto physical damage in the property lines (which include property catastrophe risks). Casualty lines represented 72.4%, 73.5% and 73.9% of net premiums written in 2004, 2003 and 2002, respectively. The balance represented property lines.

2. Summary of Significant Accounting Policies

      (a) Basis of Presentation and Principles of Consolidation: The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to conform prior years' presentations with 2004.

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

      (b) Investments: Fixed maturities are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. The balance of fixed maturity securities is classified as available-for-sale and carried at market value. As of December 31, 2002, all fixed maturities were classified as available-for-sale and carried at market value. Common and nonredeemable preferred stocks are carried principally at market value. Market values for fixed maturity securities and equities are generally based upon quoted market prices. For certain fixed maturity securities, for which market prices were not readily available, market values were principally estimated using values obtained from independent pricing services. Other invested assets consist of investments in limited partnerships, certain of which (those in which TRH holds a 5% or greater interest) are accounted for under the equity method, and, to a lesser extent, a limited duration bond fund managed by an AIG subsidiary, which are carried primarily at market value. Short-term investments are carried at cost, which approximates market value.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies (Continued)

loaned securities is monitored on a daily basis with additional collateral obtained or refunded as such value fluctuates. Fees received net of fees paid related to these transactions are recorded in net investment income.

      Realized gains or losses on the sale of investments are determined on the basis of specific identification. In addition, where the declines in the market value of securities below cost or amortized cost are considered to be other than temporary, a realized loss is recorded for the difference between cost or amortized cost and estimated market value of such securities. Except where there has been an other than temporary impairment of market value, changes in unrealized appreciation (depreciation) of fixed maturities available for sale, equity investments and certain other invested assets are charged or credited, net of deferred income taxes, directly to accumulated other comprehensive income (see Note 9), a component of stockholders' equity. Changes in the carrying value of other invested assets which are accounted for under the equity method are included as a component of net investment income. Investment income is recorded as earned. Amortization of fixed maturity premium and the accrual of fixed maturity discount are charged or credited, respectively, to net investment income.

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

      (e) Premium Revenues: In recent years, premiums from treaty contracts have approximated 95% of net premiums written, while facultative contracts have approximated 5%. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. Generally, for excess-of-loss treaty contracts, premiums are recorded as written based on contract terms. Premiums are earned ratably over the term of the related coverages. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums assumed and reinsurance ceded, respectively, relating to the unexpired terms of such coverages. Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. These estimates are subject to change when actual data for such items estimated becomes available. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

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

      Estimation of loss reserves is a difficult process, especially in view of changes in the legal and tort environment, which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

      While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer-

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies (Continued)

term nature of most reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which are subject to change without notice. TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for classes such as medical malpractice and D&O. Claims from such classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict.

      Unpaid losses and loss adjustment expenses, net of related reinsurance recoverables, include certain amounts for the reinsurance of risks related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1985. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 2004 for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environment impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things. Further, there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

      Additionally, unpaid loss and loss adjustment expense reserves, net of related reinsurance recoverables, include amounts resulting from the September 11, 2001 terrorist attack which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress.

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

      (i) Change in Accounting Principle and Disclosure of Stock-Based Compensation: Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123,” to provide alternative methods (in addition to the prospective method already provided in

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies (Continued)

SFAS No. 123) of transition for a voluntary change to the recognition provisions of SFAS No. 123, as well as to amend certain of its disclosure requirements as reflected in the table below.

      On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption of the standard. Accordingly, net income for 2004 and 2003 reflects compensation expenses, primarily related to stock options, for stock-based compensation awards granted in 2003 and thereafter. Such expenses are included in the Statement of Operations as a component of other deductions, net. The impact of adopting the recognition provisions of SFAS No. 123 was not material to net income, financial condition or cash flows in 2004 or 2003. Pursuant to APB No. 25, no stock-based compensation expenses were recognized in 2002. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS No. 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123), TRH's net income and net income per common share (on a pro forma basis) would have been as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)

Net income:
As reported	$254,584	$303,644	$169,318
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,200	868	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,651)	(3,968)	(3,134)

Pro forma	$252,133	$300,544	$166,184

Net income per common share (split-adjusted):
As reported:
Basic	$3.87	$4.64	$2.59
Diluted	3.85	4.60	2.57
Pro forma:
Basic	3.84	4.59	2.54
Diluted	3.81	4.56	2.52

      While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in 2004 and 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to income, as those charges to income under the prospective method of transition will not reflect costs associated with stock-based compensation issued or granted prior to January 1, 2003.

      (j) Recent Accounting Standards:

      (i) In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value based method of accounting for share based payment transactions with employees. As discussed above, on January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123. SFAS No. 123R requires share based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity. SFAS No. 123R will be effective for TRH in the quarter beginning July 1, 2005. TRH is currently assessing the impact of SFAS No. 123R.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies (Continued)

      (ii) At the March 2004 meeting, the FASB Emerging Issues Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”' delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance. This delay does not suspend the requirement to recognize other than temporary impairments as required by existing authoritative literature. The disclosure requirements of EITF Issue No. 03-1 for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” were previously adopted by TRH as of December 31, 2003. For all other investments within the scope of EITF Issue No. 03-1, the disclosures are effective for the year ending December 31, 2004. In accordance with EITF Issue No. 03-1, TRH has provided the information required in Note 3(f).

3. Investments

      (a) Statutory Deposits: Investments, the substantial majority of which are fixed maturities and common stocks available for sale, were deposited with governmental authorities as required by law and amounted to approximately $239 million and $187 million at December 31, 2004 and 2003, respectively.

      (b) Net Investment Income: An analysis of net investment income of TRH follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

Fixed maturities	$270,837	$231,656	$210,548
Equities	25,401	23,360	21,822
Other	19,757	23,023	24,807

Total investment income	315,995	278,039	257,177
Investment expenses	(9,209)	(7,067)	(5,151)

Net investment income	$306,786	$270,972	$252,026

      (c) Investment Gains and Losses: Realized net capital gains (losses) and the change in net unrealized appreciation (depreciation) of investments are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

Realized net capital gains (losses):
Fixed maturities(1)	$3,628	$29,655	$63,563
Equities(2)	25,007	(19,745)	(69,788)
Other(3)	(6,454)	32	274

Totals	$22,181	$9,942	$(5,951)

Change in net unrealized appreciation (depreciation) of investments:(4)
Fixed maturities carried at amortized cost	$17,176	$12,148	$—
Fixed maturities carried at market	3,887	9,619	77,108
Equities	(10,642)	103,772	(59,759)
Other	4,499	(4)	287

Totals	$14,920	$125,535	$17,636

(1)	Includes write-downs for other than temporary declines in market value of $4,635,000 and $1,783,000 for 2003 and 2002, respectively. There were no write-downs for other than temporary declines in market value in 2004.
(2)	Includes write-downs for other than temporary declines in market value of $6,092,000 and $12,122,000 for 2003 and 2002, respectively. There were no write-downs for other than temporary declines in market value in 2004.

(footnotes continued on next page)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments (Continued)

(footnotes from previous page)

(3)	Includes write-downs for other than temporary declines in market value of $6,241,000 for 2004. There were no write-downs for other than temporary declines in market value in 2003 or 2002.
(4)	Before deferred income tax effect.

      (d) Fixed Maturities: The amortized cost and market value of fixed maturities at December 31, 2004 and 2003 are summarized as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Market Value
	(in thousands)

2004
Fixed maturities held to maturity and carried at amortized cost:
States, foreign and domestic municipalities and political subdivisions	$1,091,464	$30,156	$831	$1,120,789

Fixed maturities available for sale and carried at market value:
U.S. Government and government agencies	$249,647	$2,457	$1,703	$250,401
States, foreign and domestic municipalities and political subdivisions	3,210,114	165,279	1,036	3,374,357
Foreign governments	185,133	1,928	339	186,722
Corporate	1,485,187	30,461	3,406	1,512,242

Totals	$5,130,081	$200,125	$6,484	$5,323,722

		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Market Value
	(in thousands)

2003
Fixed maturities held to maturity and carried at amortized cost:
States, foreign and domestic municipalities and political subdivisions	$622,620	$14,041	$1,893	$634,768

Fixed maturities available for sale and carried at market value:
U.S. Government and government agencies	$275,765	$5,314	$1,581	$279,498
States, foreign and domestic municipalities and political subdivisions	3,137,895	164,722	1,424	3,301,193
Foreign governments	140,260	1,584	570	141,274
Corporate	1,037,245	25,445	3,736	1,058,954

Totals	$4,591,165	$197,065	$7,311	$4,780,919

(1)	See Note 3(f) for additional information about gross unrealized losses as of December 31, 2004 and 2003.

      The amortized cost and market value of fixed maturities at December 31, 2004 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments (Continued)

	Amortized Cost	Market Value
	(in thousands)

Fixed maturities held to maturity:

Due after five years through ten years	$733,201	$752,442
Due after ten years	358,263	368,347

Totals	$1,091,464	$1,120,789

Fixed maturities available for sale:
Due in one year or less	$351,127	$356,306
Due after one year through five years	1,546,612	1,597,613
Due after five years through ten years	1,634,619	1,683,150
Due after ten years	1,597,723	1,686,653

Totals	$5,130,081	$5,323,722

      Gross gains of $8,254,000, $39,999,000 and $76,037,000 and gross losses of $5,085,000, $6,289,000 and $11,146,000 were realized on sales of investments in fixed maturities available for sale in 2004, 2003 and 2002, respectively.

      (e) Equities: Gross gains of $58,345,000, $39,784,000 and $45,978,000 and gross losses of $33,338,000, $53,437,000 and $103,644,000 were realized on sales of equities in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, net unrealized appreciation of equities (before applicable income taxes) included gross gains of $52,379,000 and $61,521,000 and gross losses of $3,323,000 and $1,823,000, respectively. (See Note 3(f) for additional information about gross unrealized losses as of December 31, 2004 and 2003.)

      (f) Additional Information on Gross Unrealized Losses on Fixed Maturities and Equities: As of December 31, 2004 and 2003, TRH's aggregate gross unrealized losses on all fixed maturities and equities totaled $10,638,000 and $11,027,000, respectively. As of December 31, 2004 and 2003, no single issuer accounted for more than 15% and 9%, respectively, of the aggregate gross unrealized losses. As of December 31, 2004 and 2003, the aging of the gross unrealized losses with respect to fixed maturities and equities, grouped by percentage of gross unrealized loss (the extent by which the market value is less than amortized cost or cost) relative to cost, including the number of respective items, was as follows:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments (Continued)

2004

	Less than or Equal to 20% of Cost(1)			Greater than 20% to 50% of Cost(1)			Greater than 50% of Cost(1)			Total
Months in a Continuous Unrealized Loss Position	Market Value	Gross Unrealized Loss	Items	Market Value	Gross Unrealized Loss	Items	Market Value	Gross Unrealized Loss	Items	Market Value	Gross Unrealized Loss	Items
	(dollars in thousands)

Total Fixed Maturities
0-6	$366,284	$2,029	68	$—	$—	—	$—	$—	—	$366,284	$2,029	68
6-12	166,208	3,354	27	—	—	—	—	—	—	166,208	3,354	27
>12	192,409	1,932	19	—	—	—	—	—	—	192,409	1,932	19

Total	$724,901	$7,315	114	$—	$—	—	$—	$—	—	$724,901	$7,315	114

Equities
0-6	$56,087	$2,543	45	$1,003	$534	3	$—	$—	—	$57,090	$3,077	48
6-12	10,581	246	1	—	—	—	—	—	—	10,581	246	1
>12	—	—	—	—	—	—	—	—	—	—	—	—

Total	$66,668	$2,789	46	$1,003	$534	3	$—	$—	—	$67,671	$3,323	49

Total Fixed Maturities and Equities
0-6	$422,371	$4,572	113	$1,003	$534	3	$—	$—	—	$423,374	$5,106	116
6-12	176,789	3,600	28	—	—	—	—	—	—	176,789	3,600	28
>12	192,409	1,932	19	—	—	—	—	—	—	192,409	1,932	19

Total	$791,569	$10,104	160	$1,003	$534	3	$—	$—	—	$792,572	$10,638	163

2003

	Less than or Equal to 20% of Cost(1)			Greater than 20% to 50% of Cost(1)			Greater than 50% of Cost(1)			Total
Months in a Continuous Unrealized Loss Position	Market Value	Gross Unrealized Loss	Items	Market Value	Gross Unrealized Loss	Items	Market Value	Gross Unrealized Loss	Items	Market Value	Gross Unrealized Loss	Items
	(dollars in thousands)

Total Fixed Maturities
0-6	$467,914	$6,984	82	$—	$—	—	$—	$—	—	$467,914	$6,984	82
6-12	171,653	2,192	21	—	—	—	—	—	—	171,653	2,192	21
>12	14,660	28	3	—	—	—	—	—	—	14,660	28	3

Total	$654,227	$9,204	106	$—	$—	—	$—	$—	—	$654,227	$9,204	106

Equities
0-6	$33,526	$1,360	33	$217	$111	2	$34	$122	2	$33,777	$1,593	37
6-12	3,101	227	2	5	3	1	—	—	—	3,106	230	3
>12	—	—	—	—	—	—	—	—	—	—	—	—

Total	$36,627	$1,587	35	$222	$114	3	$34	$122	2	$36,883	$1,823	40

Total Fixed Maturities and Equities
0-6	$501,440	$8,344	115	$217	$111	2	$34	$122	2	$501,691	$8,577	119
6-12	174,754	2,419	23	5	3	1	—	—	—	174,759	2,422	24
>12	14,660	28	3	—	—	—	—	—	—	14,660	28	3

Total	$690,854	$10,791	141	$222	$114	3	$34	$122	2	$691,110	$11,027	146

(1)	For fixed maturities, represents amortized cost.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments (Continued)

      At December 31, 2004 and 2003 the gross unrealized losses for fixed maturities and equities included the following concentrations:

2004

Concentration	Gross Unrealized Losses
(in thousands)

States, foreign and domestic municipalities and political subdivisions	$1,867
U.S. Government and government agencies	1,777
Energy	1,733
Other	5,261

Total	$10,638

2003

Concentrations	Gross Unrealized Losses
(in thousands)

States, foreign and domestic municipalities and political subdivisions	$3,317
Banking and financial institutions	3,230
U.S. Government and government agencies	1,735
Other	2,745

Total	$11,027

      The market value of fixed maturities in an unrealized loss position at December 31, 2004 and 2003, by contractual maturity, is shown below:

2004

Market Value
(in thousands)

Due in one year or less	$64,996
Due after one year through five years	300,855
Due after five years through ten years	292,590
Due after ten years	66,460

Total	$724,901

2003

Market Value
(in thousands)

Due in one year or less	$6,052
Due after one year through five years	164,063
Due after five years through ten years	259,616
Due after ten years	224,496

Total	$654,227

4. Income Taxes

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Income Taxes (Continued)

      The U.S. federal income tax rate was 35% for 2004, 2003 and 2002. Actual tax expense on income before income taxes differs from the “expected” amount computed by applying the U.S. federal income tax rate because of the following:

	Years Ended December 31,
	2004		2003		2002
	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes
	(dollars in thousands)
“Expected” tax expense	$96,674	35.0%	$135,336	35.0%	$65,912	35.0%
Adjustments:
Tax-exempt interest	(57,088)	(20.7)	(48,848)	(12.6)	(41,128)	(21.8)
Dividends received deduction	(3,285)	(1.2)	(2,707)	(0.7)	(2,083)	(1.1)
Benefit from amended tax returns	(10,886)	(3.9)	—	—	—	—
Other	(3,787)	(1.4)	(751)	(0.2)	(3,699)	(2.0)

Actual tax expense	$21,628	7.8%	$83,030	21.5%	$19,002	10.1%

Foreign and domestic components of actual tax expense (benefit):
Foreign	$13,079		$19,310		$5,276
Domestic:
Current	65,839		90,944		17,076
Deferred	(57,290)		(27,224)		(3,350)

	$21,628		$83,030		$19,002

      Deferred income taxes in 2004 include a benefit for tax refund claims from amended tax returns totaling $10.9 million. These claims primarily resulted from TRH's ability to recover taxes through the utilization of foreign tax credit carry backs.

      (b) The components of the net deferred income tax asset at December 31, 2004 and 2003 were as follows:

	2004	2003
	(in thousands)

Deferred income tax assets:
Unpaid losses and loss adjustment expenses, net of related reinsurance recoverable	$283,248	$230,156
Unearned premiums, net of prepaid reinsurance premiums	67,181	58,929
Cumulative translation adjustment	35,314	22,354
Benefit from amended tax returns	10,886	—
Other	14,099	12,849

Total deferred income tax assets	410,728	324,288

Deferred income tax liabilities:
Deferred acquisition costs	71,071	60,764
Net unrealized appreciation of investments	86,594	87,384
Other	16,353	10,470

Total deferred income tax liabilities	174,018	158,618

Net deferred income tax asset	$236,710	$165,670

      No valuation allowance has been recorded.

      (c) Income tax payments, net of recoveries of income taxes previously paid, as applicable, totaled $105,315,000, $66,168,000 and $29,962,000 in 2004, 2003 and 2002, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Liability for Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

At beginning of year:
Unpaid losses and loss adjustment expenses	$4,805,498	$4,032,584	$3,747,583
Less reinsurance recoverable	849,078	774,678	838,696

Net unpaid losses and loss adjustment expenses	3,956,420	3,257,906	2,908,887

Net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	2,437,178	1,910,860	1,457,226
Prior years	317,382	322,587	339,126

Total	2,754,560	2,233,447	1,796,352

Net losses and loss adjustment expenses paid in respect of losses occurring in:
Current year	640,313	477,619	413,759
Prior years	1,090,058	1,057,314	1,033,574

Total	1,730,371	1,534,933	1,447,333

At end of year:
Net unpaid losses and loss adjustment expenses	4,980,609	3,956,420	3,257,906
Plus reinsurance recoverable	960,855	849,078	774,678

Unpaid losses and loss adjustment expenses	$5,941,464	$4,805,498	$4,032,584

      The year 2004 included $215.0 million of catastrophe losses related to Hurricanes Charley, Frances, Ivan and Jeanne, that affected the Southeastern United States and the Caribbean, typhoons that affected Japan and the tsunami which principally affected South Asia. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $317.4 million in 2004. As a result of greater than expected reported loss activity in 2004, indicating that TRH's estimates as of the end of 2003 of the ultimate amounts of losses occurring in 2003 and prior required a net increase, significant net adverse development was recorded in 2004. The vast majority of such adverse development relates to other liability, including certain specialty casualty classes such as D&O and E&O, and medical malpractice lines for losses occurring between 1998 and 2001, principally in domestic and, to a lesser extent, London operations. These increases to incurred losses were offset, in part, by favorable development across most lines on losses occurring in 2003 and, to a lesser extent, on losses occurring during 2002 in other liability, aircraft and fire lines.

      TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice and D&O. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss trend factors for this business such as jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependant upon claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices are subject to change without notice.

      There were no significant catastrophe losses occurring during 2003. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $322.6 million in 2003. As a result of greater than expected reported loss activity in 2003, indicating that TRH's estimates as of the end of 2002 of the ultimate amounts of losses occurring in 2002 and prior years required a net increase, significant adverse development was recorded in 2003 on losses occurring between 1998 and 2000 in certain casualty lines, principally in domestic and, to a lesser extent, London branch operations. Such lines included other liability (a portion of which represents certain specialty casualty classes such as D&O and E&O), medical malpractice and, to a lesser extent, surety

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Liability for Unpaid Losses and Loss Adjustment Expenses (Continued)

and fidelity lines. These increases to incurred losses were offset, in small part, by favorable development on losses occurring in 2001 and 2002 in fire and allied lines and, in 2002 only, in other liability lines.

      There were no significant catastrophe losses occurring during 2002. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and loss adjustment expenses were increased by $339.1 million in 2002. Of this amount, in the fourth quarter of 2002, TRH recorded an increase to net loss and loss adjustment expense reserves of $100 million, resulting in a $65 million after-tax charge to net income. Such net adjustment was largely caused by the impact of losses principally occurring between 1998 and 2000 in certain casualty lines. Such lines include other liability (a portion of which represents certain specialty casualty classes such as D&O and E&O), medical malpractice and surety. This fourth quarter reserve adjustment was based primarily on an unexpected increase in the frequency and severity of reported claims late in the year reflecting industry-wide trends. In addition, as a result of greater than expected reported loss activity in 2002, indicating that TRH's estimates as of the end of 2001 of the ultimate amounts of losses occurring in 2001 and prior years required a further net increase, significant adverse development was also recorded in 2002 on losses occurring in 1998 through 2001 in the auto liability and aviation lines and in 1999 through 2001 in the accident and health line. These increases to incurred losses were partially offset by favorable development on losses occurring in 2001, principally in fire and allied lines and other liability lines.

6. Common Stock

      Common stock activity for each of the three years in the period ended December 31, 2004 was as follows:

	2004	2003	2002

Shares outstanding, beginning of year	52,468,478	52,360,949	52,255,745
Issued under stock option and purchase plans	227,515	107,529	105,204
Stock split effected as a dividend	13,151,673	—	—
Acquisition of treasury stock	(19,900)	—	—

Shares outstanding, end of year	65,827,766	52,468,478	52,360,949

      As a result of a 5-for-4 common stock split in the form of a 25% stock dividend, common stock increased by $13.2 million and additional paid-in capital decreased by $13.2 million in 2004. This stock split was paid on July 16, 2004 to holders of record on June 25, 2004.

7. Net Income Per Common Share

      Net income per common share has been computed in the following table based upon weighted average common shares outstanding. Share and per share amounts have been retroactively adjusted, as appropriate, to reflect a 5-for-4 split of the common stock in the form of a 25% stock dividend, paid in July 2004.

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)

Net income (numerator)	$254,584	$303,644	$169,318

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	66,597	66,372	66,242
Less: Average shares in treasury	866	864	864

Average outstanding shares—basic (denominator)	65,731	65,508	65,378
Average potential shares, principally stock options(1)	458	445	566

Average outstanding shares—diluted (denominator)	66,189	65,953	65,944

Net income per common share:
Basic	$3.87	$4.64	$2.59
Diluted	3.85	4.60	2.57

(1)	Excludes the immaterial effect of pro rated anti-dilutive potential shares in each of the years included in the table.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Impact of 2004 Catastrophe Losses

      Net income for 2004 includes aggregate estimated pre-tax catastrophe losses of $215.0 million, or $139.7 million after tax, arising principally from hurricanes in the United States and the Caribbean, typhoons in Japan, and the tsunami primarily affecting South Asia. The losses recorded for these events represent TRH's estimate of aggregate ultimate losses based upon information presently available. The estimated pre-tax catastrophe losses consist of gross incurred losses and loss adjustment expenses of approximately $270 million less related reinsurance ceded of approximately $55 million. (See Note 15 for catastrophe loss information by segment.)

9. Accumulated Other Comprehensive Income

      The components of accumulated other comprehensive income and changes in such amounts between years are as follows:

	Net Unrealized Appreciation of Investments, Net of Income Tax	Net Unrealized Currency Translation Loss, Net of Income Tax	Accumulated Other Comprehensive Income
		(in thousands)

Balance, December 31, 2001	$77,121	$(49,518)	$27,603
Change during year	11,463	21,578	33,041

Balance, December 31, 2002	88,584	(27,940)	60,644
Change during year	73,701	(13,575)	60,126

Balance, December 31, 2003	162,285	(41,515)	120,770
Change during year	(1,467)	(24,069)	(25,536)

Balance, December 31, 2004	$160,818	$(65,584)	$95,234

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

      In addition, under TRH's 1990 Employee Stock Purchase Plan, as amended, full-time employees with at least one year of employment with the Company or any of its subsidiaries are eligible to receive privileges to purchase shares of the Company's common stock at a price which is 85% of the fair market value of such stock on the date of subscription. An aggregate of 1,406,250 shares of common stock has been authorized for subscription and 1,808 shares were purchased under the plan in 2004.

      In 2003, the Company's Board of Directors adopted and the stockholders approved the “2003 Stock Incentive Plan” (the TRH Stock Incentive Plan). This plan provides that equity-based or equity-related awards with respect to up to a maximum of 625,000 shares of the Company's common stock can be granted to officers, directors, employees, and other individuals as determined by the Company's Board of Directors, except that no award may be made to directors who are not employees of the Company without stockholder approval. Pursuant to the TRH Stock Incentive Plan, no grantee may receive awards covering more than 31,250 shares of the Company's common stock in any one year. During 2004, the Company granted restricted stock units (TRH RSU) relating to 32,430 shares of common stock. TRH RSUs will vest on the fourth anniversary of the date of grant for those grantees with continued employment through such date. The Company reserves the right to make payment for the TRH RSUs in shares of common stock or the cash equivalent of the market value of such shares on the date of

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Pension, Savings and Stock Incentive Plans (Continued)

vesting. At December 31, 2004, there were 584,445 shares of common stock reserved for issuance in connection with future grants of awards under the TRH Stock Incentive Plan.

      In 2002 only, certain TRH employees were granted AIG restricted stock units (AIG RSU) under the AIG 2002 Stock Incentive Plan. AIG granted AIG RSUs relating to 5,050 shares of AIG common stock to certain TRH employees. Four years after the grant date of AIG RSUs, those AIG RSU recipients who remain employed by TRH will receive shares of AIG common stock or equivalent compensation.

      The charges made to operations for these plans for 2004, 2003 and 2002 were $3,682,000, $4,243,000, and $3,011,000, respectively.

11. Stock Option Plans

      In 2000, the Company's Board of Directors adopted, and the stockholders approved, the “Transatlantic Holdings, Inc. 2000 Stock Option Plan” (the 2000 Plan). This plan provides that options may be granted to certain key employees and non-employee directors to purchase a maximum of 2,812,500 shares of the Company's common stock at prices not less than their fair market value at the date of grant. At December 31, 2004, 940,828 shares were reserved for future grants under the 2000 Plan. The 2000 Plan also provides that 25% of the options granted become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. The Company also maintains the “Transatlantic Holdings, Inc. 1995 Stock Option Plan” (the 1995 Plan) and the “Transatlantic Holdings, Inc. 1990 Stock Option Plan” (the 1990 Plan). The 1995 Plan and the 1990 Plan operate under substantially similar terms to the 2000 Plan, except that non-employee directors were not covered under the 1990 Plan. No further options can be granted under the 1995 Plan nor the 1990 Plan, although options outstanding continue in force until exercise, expiration or forfeiture. All data in this footnote have been adjusted, as appropriate, for stock splits. (See Note 2(i) for the determination of pro forma net income had compensation cost been charged to income in accordance with the fair value method discussed in SFAS No. 123.)

      In each of 1994 and 1992, the Stock Option Plan Committee granted 56,250 options to certain non-employee directors of the Company, who were directors, officers and employees of AIG, to purchase shares of the Company's common stock at $18.13 per share and $18.67 per share, respectively. Such options were granted outside of, but on substantially the same terms and conditions as, the 1990 Plan. During 2002, all such options granted in 1992 were exercised, and none remain outstanding. During 2004, all such options granted in 1994 were exercised, and none remain outstanding. The impact of these options on the financial statements is not material.

      A summary of the combined status of the 2000 Plan, the 1995 Plan and the 1990 Plan (collectively, the Company Plans) as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is presented below:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	2,714,780	$47.90	2,215,413	$43.78	2,006,637	$41.40
Granted	333,250	60.34	677,000	57.79	311,187	55.70
Exercised	(272,114)	30.14	(145,646)	29.51	(82,090)	28.90
Forfeited	(17,589)	60.44	(31,987)	55.91	(20,321)	52.01

Outstanding, end of year	2,758,327	51.07	2,714,780	47.90	2,215,413	43.78

Exercisable, end of year	1,717,776	$46.13	1,609,482	$40.55	1,470,962	$36.75

Weighted average fair value of options granted during the year	$15.47		$14.27		$13.72

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock Option Plans (Continued)

      The fair value of each option grant is estimated on the date of grant using the “Binomial Option Price Model” with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: expected volatility of 18.1%, 20.0% and 20.0%; risk-free interest rates of 4.1%, 3.6% and 3.6%; and expected lives of 7.7 years, 6.5 years and 6.3 years. An increasing dividend schedule is used in the binomial model based on historical experience.

      The following table summarizes information about the Company Plans' outstanding and exercisable options at December 31, 2004:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$24.53 to $27.38	296,649	1.7	years	$26.61	296,649	$26.61
$38.33 to $40.80	623,905	4.0		39.87	623,905	39.87
$50.80 to $55.70	892,854	7.3		53.04	520,192	52.43
$60.34 to $72.79	944,919	8.8		64.28	277,030	69.28

$24.53 to $72.79	2,758,327	6.5		51.07	1,717,776	46.13

12. Related Party Transactions

      (a) Transactions with the AIG Group: As of December 31, 2004, 2003 and 2002, AIG beneficially owned approximately 60% of the Company's outstanding shares.

      TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory and cash management services, office space and human resource related activities. Under the guidance of TRH's Finance Committee of the Board of Directors and senior management, certain subsidiaries of AIG act as financial advisors and managers of TRH's investment portfolio. In 2004, 2003 and 2002, $11,000,000, $9,100,000 and $8,200,000, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

      Approximately $639 million (15%), $633 million (17%) and $395 million (13%) of gross premiums written by TRH in 2004, 2003 and 2002, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG, for the production of which TRH paid ceding commissions totaling $122 million, $167 million and $88 million, respectively, in such years. (The amounts discussed in the preceding sentence include transactions with C.V. Starr & Co., Inc. (Starr) as described in Note 12(b).) The great majority of such gross premiums written were recorded in the auto liability, property, other liability, ocean marine and aviation and, for 2004 only, medical malpractice lines. Of the premiums assumed from other subsidiaries of AIG, $306 million, $294 million and $162 million in 2004, 2003 and 2002, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH, for the production of which TRH paid ceding commissions to such AIG subsidiaries totaling approximately $40 million, $83 million and $31 million, respectively, in such years. (See Note 14 for information relating to reinsurance ceded to related parties.)

      (b) Transactions with Starr: Starr owned approximately 1.8% of AIG's outstanding common stock at January 31, 2005, 2004 and 2003. As of such dates, certain directors of TRH were also stockholders, executive officers or directors of Starr.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Related Party Transactions (Continued)

      Certain of Starr's subsidiaries operate as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, produce reinsurance business for TRH. TRH paid commissions to Starr subsidiaries of $12 million, $8 million and $4 million in 2004, 2003 and 2002, respectively, for such reinsurance purchased by subsidiaries of AIG totaling $56 million, $43 million and $30 million, respectively, in such years. From these commissions, Starr is required to pay its operating and acquisition expenses.

13. Dividend Restriction and Statutory Financial Data

      The payment of dividends by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Such dividends are limited by statutory formula unless otherwise approved by the New York Insurance Department. The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31, 2004, TRC had statutory earned surplus of $1,406,345,000, and, in 2005, in accordance with the statutory formula, could pay dividends of approximately $194,445,000 without regulatory approval.

      Statutory surplus and net income as reported to the New York Insurance Department were as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

TRC
Statutory surplus	$1,944,450	$1,851,187	$1,545,944
Statutory net income	141,830	176,107	114,648
Putnam
Statutory surplus	125,638	127,709	110,334
Statutory net income	8,479	17,104	8,867

      TRC and Putnam each prepare statutory financial statements in accordance with accounting practices prescribed or permitted by New York—their state of domicile. Prescribed statutory accounting practices are discussed in a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as in state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. All material statutory accounting practices of TRC and Putnam are prescribed in the authoritative literature described above.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Reinsurance Ceded (Continued)

      Premiums written, premiums earned and losses and loss adjustment expenses incurred are comprised as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

Gross premiums assumed	$4,141,248	$3,637,909	$2,927,257

Reinsurance ceded:
Affiliates(1)	152,791	87,294	90,599
Other	239,183	209,538	336,499

	391,974	296,832	427,098

Net premiums written	$3,749,274	$3,341,077	$2,500,159

Gross premiums earned	$4,031,047	$3,458,352	$2,781,967

Reinsurance ceded:
Affiliates(1)	124,175	81,980	96,290
Other	245,782	205,146	316,225

	369,957	287,126	412,515

Net premiums earned	$3,661,090	$3,171,226	$2,369,452

Gross incurred losses and loss adjustment expenses	$2,969,429	$2,470,038	$1,988,395
Reinsurance ceded	214,869	236,591	192,043

Net losses and loss adjustment expenses	$2,754,560	$2,233,447	$1,796,352

(1)	Premiums written and earned that were ceded to affiliates include amounts which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates. Ceded premiums written include $138 million, $79 million and $50 million in 2004, 2003 and 2002, respectively, and ceded premiums earned include $109 million, $71 million and $48 million in 2004, 2003 and 2002, respectively, related to such arrangements.

      Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and loss adjustment expenses. Such balances at December 31, 2004 and 2003 are comprised as follows:

	2004		2003
	Affiliates	Other	Affiliates	Other
	(in thousands)

Paid	$4,616	$24,296	$7,982	$25,887
Unpaid	267,746	680,076	213,704	622,340

Total	$272,362	$704,372	$221,686	$648,227

      Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $13.0 million in both 2004 and 2003. TRH evaluates the financial condition of its retrocessionnaires through a security committee. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds and letters of credit to collateralize these amounts. Such funds and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

      While the great majority of premium revenues and assets relate to the regions where particular offices are located, a portion of such amounts are derived from other regions of the world. In addition, two large international brokers, respectively, accounted for non-affiliated business equal to 17% and 14% in 2004, 16% and 13% in 2003 and 14% and 13% in 2002, of consolidated revenues, with a significant portion in each segment.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment Information (Continued)

      The following table is a summary of financial data by segment:

	2004	2003	2002
	(in thousands)

Domestic:
Net premiums written	$1,839,994	$1,840,787	$1,362,607
Net premiums earned(1)	1,805,232	1,748,715	1,303,584
Net investment income	199,695	189,648	182,564
Realized net capital gains (losses)	20,251	3,277	(7,325)
Revenues(1)	2,025,178	1,941,640	1,478,823
Net losses and loss adjustment expenses(3)	1,441,873	1,237,875	951,429
Underwriting expenses(4)	483,475	475,844	376,226
Underwriting (loss) profit(5)	(110,717)	53,411	(11,064)
Income before income taxes(1)(3)	104,826	244,055	163,128
Assets(6)	6,155,115	5,610,070	4,935,354

International-Europe:
Net premiums written	$1,513,253	$1,164,521	$848,646
Net premiums earned(1)	1,494,839	1,106,963	809,395
Net investment income	91,020	67,416	57,607
Realized net capital (losses) gains	(667)	1,277	593
Revenues(1)(2)	1,585,192	1,175,656	867,595
Net losses and loss adjustment expenses(3)	1,043,115	812,642	645,505
Underwriting expenses(4)	378,052	287,540	194,207
Underwriting profit (loss)(5)	81,370	23,212	(19,018)
Income before income taxes(1)(2)(3)	170,677	92,051	39,701
Assets(6)	3,577,033	2,426,818	1,810,038

International-Other:
Net premiums written	$396,027	$335,769	$288,906
Net premiums earned	361,019	315,548	256,473
Net investment income	16,071	13,908	11,855
Realized net capital gains	2,597	5,388	781
Revenues(1)	379,687	334,844	269,109
Net losses and loss adjustment expenses(3)	269,572	182,930	199,418
Underwriting expenses(4)	121,294	106,821	92,146
Underwriting (loss) profit(5)	(17,495)	31,596	(27,576)
Income (loss) before income taxes(3)	709	50,568	(14,509)
Assets(6)	873,144	670,870	541,133

Consolidated:
Net premiums written	$3,749,274	$3,341,077	$2,500,159
Net premiums earned(1)	3,661,090	3,171,226	2,369,452
Net investment income	306,786	270,972	252,026
Realized net capital gains (losses)	22,181	9,942	(5,951)
Revenues(1)(2)	3,990,057	3,452,140	2,615,527
Net losses and loss adjustment expenses(3)	2,754,560	2,233,447	1,796,352
Underwriting expenses(4)	982,821	870,205	662,579
Underwriting (loss) profit(5)	(46,842)	108,219	(57,658)
Income before income taxes(1)(2)(3)	276,212	386,674	188,320
Assets(6)	10,605,292	8,707,758	7,286,525

(footnotes on next page)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment Information (Continued)

(footnotes from previous page)

(1)	Net premiums earned from affiliates approximate $488,700, $533,700 and $230,900 in 2004, 2003 and 2002, respectively, and are included primarily in Domestic and International—Europe.
(2)	Includes revenues from the London, England office of $900,328, $711,876 and $525,520 in 2004, 2003 and 2002, respectively.
(3)	Results for 2004 include pre-tax net losses and loss adjustment expenses of $215.0 million (representing $114.1 million, $26.3 million and $74.6 million from Domestic operations, International—Europe operations and International—Other operations, respectively.) related to catastrophe losses occurring in 2004. Results for 2002 include pre-tax net losses and loss adjustment expenses of $100 million (representing $55 million, $30 million and $15 million from Domestic operations, International—Europe operations and International—Other operations, respectively) related to the fourth quarter increase in net loss reserves in certain casualty lines (see Note 5 of Notes to Consolidated Financial Statements).
(4)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.
(5)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.
(6)	As of December 31.

      Net premiums earned by major product line are as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

Casualty:
Other liability(a)	$782,949	$709,629	$462,962
Auto liability	624,497	659,522	610,839
Medical malpractice	400,721	322,196	216,535
Ocean marine and aviation	307,088	243,846	158,161
Surety and credit	156,928	129,111	97,887
Accident and health	144,997	118,375	125,381
Other	226,792	193,317	107,359

Total casualty	2,643,972	2,375,996	1,779,124

Property:
Fire	474,224	357,777	244,537
Allied lines	153,473	97,184	67,695
Homeowners multiple peril	166,783	125,299	91,624
Auto physical damage	118,757	119,734	98,487
Other	103,881	95,236	87,985

Total property	1,017,118	795,230	590,328

Total	$3,661,090	$3,171,226	$2,369,452

(a)	A majority of the amounts within the other liability line relates to more complex risks such as professional liability (other than medical malpractice), directors' and officers' liability and, to a lesser extent, environmental impairment liability.

16. Commitments and Contingent Liabilities

      (a) Legal Proceedings: TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its results of operations, financial position or cash flows.

      (b) Commercial Commitments: In the normal course of business, TRH has issued letters of credit to ceding companies amounting to $127,054,000. Where TRH provides a letter of credit, it is generally contractually obligated to continue to provide a letter of credit to the ceding company in the future to secure certain reserves and other balances.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Commitments and Contingent Liabilities (Continued)

      (c) Leases: As of December 31, 2004, the future minimum lease payments (principally for leased office space) under various long-term operating leases were as follows:

(in thousands)

2005	$8,754
2006	8,119
2007	7,652
2008	7,623
2009	7,675
Remaining years after 2009 (from 2010 to 2021)	49,271

Total	$89,094

      Rent expense approximated $8,605,000, $8,804,000 and $8,249,000 in 2004, 2003 and 2002, respectively.

17. Quarterly Financial Information (unaudited)

      The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 2004 and 2003. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations for such periods have been made.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2004	2003	2004	2003	2004	2003	2004	2003
	(in thousands, except per share data)

Net premiums written	$907,470	$768,081	$927,197	$802,850	$987,385	$901,255	$927,222	$868,891
Net premiums earned	893,147	692,167	895,504	762,763	940,606	863,659	931,833	852,637
Net investment income	72,048	64,614	72,851	68,481	75,664	68,489	86,223	69,388
Realized net capital gains	7,249	538	2,215	731	5,029	5,501	7,688	3,172
Net income (loss)	89,653	62,828	87,824	75,178	(21,838)	80,780	98,945	84,858
Net income (loss) per common share(1):
Basic	1.37	0.96	1.34	1.15	(0.33)	1.23	1.50	1.29
Diluted(2)	1.35	0.95	1.32	1.14	(0.33)	1.22	1.50	1.28

(1)	Net income (loss) per common share amounts have been retroactively adjusted, as appropriate, to reflect a 5-for-4 split of the common stock in the form of a 25% stock dividend, paid in July 2004.
(2)	As the impact of potential shares for the three-month period ended September 30, 2004 is antidilutive (i.e., reduces the loss per common share) because there is a loss from continuing operations, potential shares are not included in the diluted net loss per common share calculation for that period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 2004.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out by TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, of the effectiveness of TRH's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, TRH's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in TRH's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of TRH's fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, TRH's internal control over financial reporting.

      Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information required by this Item concerning directors of the Company and the TRH code of ethics is included in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the “2005 Proxy Statement”), in the section captioned “Election of Directors,” and such information is incorporated herein by reference. TRH has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer, that establishes minimum standards of professional responsibility and ethical conduct. This code of ethics is available on TRH's website at http://www.transre.com. If TRH makes any substantive amendments to this code of ethics or grants any waiver from a provision of this code for such persons, TRH will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. Information required by this Item concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned “Directors and Executive Officers of the Registrant.” Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 2005 Proxy Statement under the caption “Election of Directors: ‘Ownership of Certain Securities,’ ” and such information is incorporated herein by reference.

Item 11. Executive Compensation

      Information required by this Item is included in the 2005 Proxy Statement in the sections captioned “Election of Directors: ‘Compensation of Directors and Executive Officers,’ ‘Compensation Committee Interlocks and Insider Participation’ and ‘Pension Benefits,’ ” and such information is incorporated herein by reference. The sections of the 2005 Proxy Statement captioned “Election of Directors: ‘Committee Reports on Executive Compensation’ and ‘Performance Graph’ ” are not incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this Item is included in the 2005 Proxy Statement in the sections captioned “Beneficial Ownership” and “Election of Directors: ‘Ownership of Certain Securities,’ ” and such information is incorporated herein by reference.

      In addition, summarized information with respect to equity compensation granted by the Company as of December 31, 2004 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,798,882	$50.33	1,525,273
Equity compensation plan not approved by security holders	—	—	—

Total	2,798,882	$50.33	1,525,273

Item 13. Certain Relationships and Related Transactions

      Information required by this Item is included in the 2005 Proxy Statement in the sections captioned “Election of Directors: ‘Compensation Committee Interlocks and Insider Participation,’ ‘Relationship with AIG,’ ‘AIG Group Reinsurance,’ ‘Certain Transactions with the AIG Group’ and ‘Relationship with SICO and Starr,’ ” and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

      Information required by this item is included in the 2005 Proxy Statement in the section captioned “Ratification of Selection of Independent Accountants,” and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a) Financial Statements and Exhibits

1. Financial Statements and Schedules

See accompanying Index to Consolidated Financial Statements in Item 8. Schedules not included in the accompanying index have been omitted because they are not applicable.

2. Exhibits

21.1	—	Subsidiaries of Registrant.
23.1	—	Consent of PricewaterhouseCoopers LLP.
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.

See accompanying Exhibit Index for additional Exhibits incorporated by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSATLANTIC HOLDINGS, INC.

By:	/s/	ROBERT F. ORLICH ..................................................................................... Robert F. Orlich
Title: President and Chief Executive Officer

March 15, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT F. ORLICH .............................................................. Robert F. Orlich	President and Chief Executive Officer (principal executive officer); Director	March 15, 2005

/s/ STEVEN S. SKALICKY .............................................................. Steven S. Skalicky	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2005

/s/ JAMES BALOG .............................................................. James Balog	Director	March 15, 2005

/s/ C. FRED BERGSTEN .............................................................. C. Fred Bergsten	Director	March 15, 2005

.............................................................. M.R. Greenberg	Director

............................................................... Tomio Higuchi	Director

/s/ JOHN J. MACKOWSKI ............................................................... John J. Mackowski	Director	March 15, 2005

/s/ EDWARD E. MATTHEWS ............................................................... Edward E. Matthews	Director	March 15, 2005

/s/ HOWARD I. SMITH ............................................................... Howard I. Smith	Director	March 15, 2005

/s/ THOMAS R. TIZZIO ............................................................... Thomas R. Tizzio	Director	March 15, 2005

SCHEDULE I

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2004

Type of Investment	Cost or Amortized Cost(1)	Market Value	Amount at Which Shown in the Balance Sheet
	(in thousands)

Fixed maturities:
U.S. Government and government agencies and authorities	$249,647	$250,401	$250,401
States, foreign and domestic municipalities and political subdivisions	4,301,578	4,495,146	4,465,821
Foreign governments	185,133	186,722	186,722
Public utilities	79,647	81,073	81,073
All other corporate	1,405,540	1,431,169	1,431,169

Total fixed maturities	6,221,545	6,444,511	6,415,186

Equities:
Common stocks:
Public utilities	17,594	17,969	17,969
Banks, trust and insurance companies	177,374	188,750	188,750
Industrial, miscellaneous and all other	370,169	407,533	407,533

Total common stocks	565,137	614,252	614,252
Nonredeemable preferred stocks	18,008	17,948	17,948

Total equities	583,145	632,200	632,200

Other invested assets	173,783	178,499	178,499

Short-term investment of funds received under securities loan agreements	875,081	875,081	875,081

Short-term investments	42,602	42,602	42,602

Total investments	$7,896,156	$8,172,893	$8,143,568

(1) Investments in fixed maturities are shown at amortized cost.

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only)
As of December 31, 2004 and 2003

	2004	2003
	(in thousands, except share data)

Assets:
Fixed maturities available for sale, at market value (amortized cost: 2004—$27,026; 2003—$23,272) (pledged, at market value: 2004—$5; 2003—$11,104)	$28,539	$24,645
Short-term investment of funds received under securities loan agreements	6	11,569
Cash and cash equivalents	502	462
Investment in subsidiaries	2,555,633	2,352,194
Other assets	1,835	3,367
Dividend due from subsidiary	9,500	5,750

Total assets	$2,596,015	$2,397,987

Liabilities:
Payable under securities loan agreements	$6	$11,569
Dividends payable	6,500	5,750
Accrued liabilities	2,380	4,081

Total liabilities	8,886	21,400

Stockholders' equity:
Preferred Stock	—	—
Common Stock	66,712	53,333
Additional paid-in capital	191,403	196,645
Accumulated other comprehensive income	95,234	120,770
Retained earnings	2,249,393	2,020,282
Treasury Stock, at cost; 2004—884,100; 2003—864,200 shares of common stock	(15,613)	(14,443)

Total stockholders' equity	2,587,129	2,376,587

Total liabilities and stockholders' equity	$2,596,015	$2,397,987

See Notes to Condensed Financial Information of Registrant—(Parent Company Only)

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
STATEMENTS OF OPERATIONS
(Parent Company Only)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)

Revenues:
Net investment income (principally dividends from subsidiary)	$28,859	$23,705	$21,822
Equity in undistributed income of subsidiaries	229,067	282,013	148,342

Total revenues	257,926	305,718	170,164
Operating expenses	4,410	2,526	687

Income before income taxes	253,516	303,192	169,477
Income taxes (benefits)—current	(1,068)	(452)	159

Net income	$254,584	$303,644	$169,318

See Notes to Condensed Financial Information of Registrant—(Parent Company Only)

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)

Cash flows from operating activities:
Net income	$254,584	$303,644	$169,318

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(229,067)	(282,013)	(148,342)
Change in dividend due from subsidiary	(3,750)	(550)	(5,200)
Changes in other assets and accrued liabilities	2,656	(137)	5,204

Total adjustments	(230,161)	(282,700)	(148,338)

Net cash provided by operating activities	24,423	20,944	20,980

Cash flows from investing activities:
Proceeds of fixed maturities matured	4,835	—	—
Purchase of fixed maturities	(8,650)	(2,148)	(3,845)
Net sale (purchase) of short-term investment of funds received under securities loan agreements	11,563	(423)	1,620

Net cash used in investing activities	7,748	(2,571)	(2,225)

Cash flows from financing activities:
Net funds (disbursed) received under securities loan agreements	(11,563)	423	(1,620)
Dividends to stockholders	(24,723)	(22,012)	(20,505)
Proceeds from common stock issued	5,325	3,572	3,003
Acquisition of treasury stock	(1,170)	—	—

Net cash used in financing activities	(32,131)	(18,017)	(19,122)

Change in cash and cash equivalents	40	356	(367)
Cash and cash equivalents, beginning of year	462	106	473

Cash and cash equivalents, end of year	$502	$462	$106

Notes to Condensed Financial Information of Registrant—(Parent Company Only)
(1)	The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.
(2)	Investment in subsidiaries is reflected on the equity method.

SCHEDULE III

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
As of December 31, 2004, 2003 and 2002 and for the Years Then Ended

	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses	Net Commissions and Change in Deferred Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
	(in thousands)
2004
Property-Casualty
Domestic	$89,276	$3,329,121	$488,500	$1,805,232	$199,695	$1,441,873	$442,034	$32,042	$1,839,994
International:
Europe	61,451	2,103,717	315,619	1,494,839	91,020	1,043,115	341,215	29,139	1,513,253
Other	52,334	508,626	253,146	361,019	16,071	269,572	97,627	11,315	396,027

Consolidated	$203,061	$5,941,464	$1,057,265	$3,661,090	$306,786	$2,754,560	$880,876	$72,496	$3,749,274

2003
Property-Casualty
Domestic	$79,877	$2,823,704	$457,571	$1,748,715	$189,648	$1,237,875	$428,096	$29,333	$1,840,787
International:
Europe	53,755	1,624,365	279,056	1,106,963	67,416	812,642	246,510	24,599	1,164,521
Other	39,980	357,429	180,728	315,548	13,908	182,930	89,429	11,593	335,769

Consolidated	$173,612	$4,805,498	$917,355	$3,171,226	$270,972	$2,233,447	$764,035	$65,525	$3,341,077

2002
Property-Casualty
Domestic	$61,462	$2,454,838	$362,544	$1,303,584	$182,564	$951,429	$336,834	$26,385	$1,362,607
International:
Europe	37,324	1,299,610	192,434	809,395	57,607	645,505	163,807	19,101	848,646
Other	34,181	278,136	152,938	256,473	11,855	199,418	75,077	9,554	288,906

Consolidated	$132,967	$4,032,584	$707,916	$2,369,452	$252,026	$1,796,352	$575,718	$55,040	$2,500,159

SCHEDULE IV

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
REINSURANCE
For the Years Ended December 31, 2004, 2003 and 2002

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)

2004
Premiums written:
Property-Casualty	—	$391,974	$4,141,248	$3,749,274	110%
2003
Premiums written:
Property-Casualty	—	$296,832	$3,637,909	$3,341,077	109%
2002
Premiums written:
Property-Casualty	—	$427,098	$2,927,257	$2,500,159	117%

SCHEDULE VI

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
As of December 31, 2004, 2003 and 2002 and for the Years Then Ended

							Net Losses and Loss Adjustment Expenses Related to
	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Discount if any Deducted	Unearned Premiums	Net Premiums Earned	Net Investment Income	Current Year	Prior Years	Net Commissions and Change in Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
	(in thousands)

2004	$203,061	$5,941,464	—	$1,057,265	$3,661,090	$306,786	$2,437,178	$317,382	$880,876	$1,730,371	$3,749,274
2003	$173,612	$4,805,498	—	$917,355	$3,171,226	$270,972	$1,910,860	$322,587	$764,035	$1,534,933	$3,341,077
2002	$132,967	$4,032,584	—	$707,916	$2,369,452	$252,026	$1,457,226	$339,126	$575,718	$1,447,333	$2,500,159

EXHIBIT INDEX

Exhibit No.		Description	Location
3.1	—	Certificate of Incorporation, as amended through April 19, 1990	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
3.1.1	—	Certificate of Amendment of the Certificate of Incorporation, dated May 25, 1999	Filed as exhibit to the Company's 1999 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.

3.2	—	Amended and Restated By-Laws, as of March 25, 1999	Filed as exhibit to the Company's 1998 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.
4.1	—	Form of Common Stock Certificate	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.1	—	Amended and Restated Shareholders Agreement among American Express Company, Gulf Insurance Company, The Lambert Brussels Financial Corporation, Stoneridge Limited, Mavron Ltd., American International Group, Inc., American Home Assurance Company, Metropolitan Life Insurance Company, certain trustees under an Indenture of Trust made by SwissRe Holding Limited, SwissRe Holding Limited, General Re Corporation, Compagnie Financiere et de Reassurance du Groupe AG, Daido Mutual Life Insurance Company, The Nichido Fire and Marine Insurance Company, Limited, Transatlantic Reinsurance Company, and PREINCO Holdings, Inc., dated January 5, 1990	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.2	—	Exclusive Agency Agreement between Transatlantic Reinsurance Company and American Home Assurance Company, dated February 27, 1980	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.3	—	Service and Expense Agreement among PREINCO Holdings, Inc., Putnam Reinsurance Company, and American International Group, Inc. dated July 1, 1986	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.

Exhibit No.	Description	Location
10.4		—	Service and Expense Agreement between Transatlantic Reinsurance Company and American International Group, Inc., dated December 15, 1977	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.5		—	Investment Management Contract between Transatlantic Reinsurance Company and AIG Global Investors, Inc. dated August 1, 1986	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.6		—	Investment Management Contract between Putnam Reinsurance Company and AIG Global Investors, Inc. dated August 1, 1986	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.7		—	Transatlantic Holdings, Inc. 1990 Stock Option Plan*	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.7	(a)	—	Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan*	Filed as exhibit to the Company's Registration Statement (File No. 33-41474) and incorporated herein by reference.
10.7	(b)	—	Amended Transatlantic Holdings, Inc. 1990 Stock Option Plan*	Filed as exhibit to the Company's 1992 Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1-10545) and incorporated herein by reference.
10.7	(c)	—	Transatlantic Holdings, Inc. 1995 Stock Option Plan and form of Director Option Agreement*	Filed as exhibits to the Company's Registration Statement on Form S-8 (File No. 33-99764) and incorporated herein by reference.
10.7	(d)	—	Amendment to Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, effective as of December 7, 1995*	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated January 31, 1996, and incorporated herein by reference.
10.7	(e)	—	Transatlantic Holdings, Inc. 2000 Stock Option Plan*	Filed as exhibit to the Company's Registration Statement on Form S-8 (File No. 333-50298) and incorporated herein by reference.
10.7	(f)	—	Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*	Filed as exhibit to the Company's Registration Statement on Form S-8 (File No. 333-111513) and incorporated herein by reference.

Exhibit No.	Description	Location
10.7	(g)	—	Form of Transatlantic Holdings, Inc. 2000 Stock Option Plan stock option agreement*	Filed as exhibit to the Company's 2004 Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10545) and incorporated herein by reference.
10.7	(h)	—	Form of Transatlantic Holdings, Inc. 2003 Stock Incentive Plan RSU award agreement*	Filed as exhibit to the Company's 2004 Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10545) and incorporated herein by reference.
10.8		—	Transatlantic Reinsurance Company 1989 Stock Option Plan*	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.9		—	Transatlantic Reinsurance Company 1984 Stock Option Plan*	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.10		—	Transatlantic Reinsurance Company 1979 Stock Option Plan*	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.11		—	Quota Share Reinsurance Treaty between National Union Fire Insurance Company of Pittsburgh, Pa. and Transatlantic Reinsurance Company, dated June 5, 1978	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.12		—	Quota Share Reinsurance Treaty between New Hampshire Insurance Company and Transatlantic Reinsurance Company, dated February 9, 1978	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.13		—	Quota Share Reinsurance Treaty between American International Underwriters Overseas Ltd. and Transatlantic Reinsurance Company, dated September 22, 1978	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.14		—	Surplus Treaty between American International Group Companies and Transatlantic Reinsurance Company, dated September 29, 1989	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.

Exhibit No.	Description	Location
10.15	—	Quota Share Reinsurance Treaty among Lexington Insurance Company, Landmark Insurance Company, New Hampshire Insurance Company and Transatlantic Reinsurance Company, dated February 28, 1990	Filed as exhibit to the Company's Registration statement (File No. 33-34433) and incorporated herein by reference.
10.16	—	Representative Facultative Insurance Certificate for Casualty Reinsurance Risk (Certificate between National Union Fire Insurance Company of Pittsburgh, Pa. and Transatlantic Reinsurance Company, dated January 9, 1990)	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.17	—	Representative Facultative Insurance Certificate for Property Reinsurance Risk (Certificate between American Home Assurance Company and Transatlantic Reinsurance Company, dated March 7, 1990)	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.18	—	Agreement between American International Group, Inc. and Transatlantic Reinsurance Company, dated December 15, 1977, providing Transatlantic Reinsurance Company with a right of first acceptance of reinsurance of risks insured by affiliates of American International Group, Inc	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.19	—	Aggregate Excess Treaty between Transatlantic Reinsurance Company and National Union Fire Insurance Company of Pittsburgh, Pa., dated November 15, 1989	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.20	—	Management Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated February 15, 1991	Filed as exhibit to the Company's 1995 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.

Exhibit No.	Description	Location
10.21	—	Quota Share Reinsurance Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated December 6, 1995	Filed as exhibit to the Company's 1995 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.
21.1	—	Subsidiaries of the registrant	Filed herewith.
23.1	—	Consent of PricewaterhouseCoopers LLP	Filed herewith.
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Filed herewith.
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer	Filed herewith.
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Provided herewith.
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer	Provided herewith.

* Management compensation plan.