Form 10-Q
period 2005-03-31
TRANSATLANTIC HOLDINGS INC
filed 2005-05-10
CIK 862510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to ________

Commission File Number   1-10545

            TRANSATLANTIC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3355897 (I.R.S. Employer Identification Number)

80 Pine Street, New York, New York (Address of principal executive offices)	10005 (Zip Code)
Registrant’s telephone number, including area code	(212) 770-2000
NONE

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

YES    X             NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    X             NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2005.    65,818,722

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2005 and December 31, 2004

	(Unaudited) 2005	2004

	(in thousands, except share data)
ASSETS
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (market value: 2005-$1,201,909; 2004-$1,120,789)	$1,186,962	$1,091,464
Available for sale, at market value (amortized cost: 2005-$5,169,848; 2004-$5,130,081) (pledged, at market value: 2005-$814,712; 2004-$823,155)	5,311,909	5,323,722
Equities:
Common stocks available for sale, at market value (cost: 2005-$582,904; 2004-$565,137) (pledged, at market value: 2005-$91,983; 2004-$30,228)	610,309	614,252
Nonredeemable preferred stocks available for sale, at market value (cost: 2005-$18,060; 2004-$18,008)	17,966	17,948
Other invested assets	238,259	178,499
Short-term investment of funds received under securities loan agreements	925,035	875,081
Short-term investments, at cost which approximates market value	35,213	42,602
Cash and cash equivalents	140,832	143,435

Total investments and cash	8,466,485	8,287,003
Accrued investment income	101,640	94,671
Premium balances receivable, net	651,014	647,894
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	243,986	272,362
Other	707,566	704,372
Deferred acquisition costs	203,336	203,061
Prepaid reinsurance premiums	111,058	97,532
Deferred income taxes	284,610	236,710
Other assets	24,191	61,687

Total assets	$10,793,886	$10,605,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$5,997,043	$5,941,464
Unearned premiums	1,071,988	1,057,265
Payable under securities loan agreements	925,035	875,081
Other liabilities	207,770	144,353

Total liabilities	8,201,836	8,018,163

Preferred Stock, $1.00 par value; shares authorized: 5,000,000	–	–
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2005-66,739,522; 2004-66,711,866	66,739	66,712
Additional paid-in capital	203,485	191,403
Accumulated other comprehensive income	17,478	95,234
Retained earnings	2,322,288	2,249,393
Treasury Stock, at cost; 2005-920,800; 2004-884,100 shares of common stock	(17,940)	(15,613)

Total stockholders’ equity	2,592,050	2,587,129

Total liabilities and stockholders’ equity	$10,793,886	$10,605,292

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004

	(in thousands, except per share data)

Revenues:
Net premiums written	$885,350	$907,470
Decrease (increase) in net unearned premiums	2,563	(14,323)

Net premiums earned	887,913	893,147
Net investment income	84,807	72,048
Realized net capital gains	9,000	7,249

	981,720	972,444

Expenses:
Net losses and loss adjustment expenses	645,807	622,211
Net commissions	201,433	219,109
Other underwriting expenses	19,607	18,188
Increase in deferred acquisition costs	(275)	(3,867)
Other deductions, net	2,287	1,317

	868,859	856,958

Income before income taxes	112,861	115,486
Income taxes	23,498	25,833

Net income	$89,363	$89,653

Net income per common share: (a)
Basic	$1.36	$1.37
Diluted	1.35	1.35

Dividends per common share (a)	0.100	0.088

Weighted average common shares outstanding: (a)
Basic	65,816	65,633
Diluted	66,232	66,217

(a)	Share and per share information reflect the 5-for-4 split of the common stock in the form of a 25% common stock dividend, paid on July 16, 2004.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004

	(in thousands)

Net cash provided by operating activities	$183,634	$234,581

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	127,315	102,269
Proceeds of fixed maturities available for sale redeemed or matured	68,019	85,543
Proceeds of equities sold	236,681	195,804
Purchase of fixed maturities held to maturity	(96,264)	(96,631)
Purchase of fixed maturities available for sale	(279,541)	(361,942)
Purchase of equities	(245,027)	(193,053)
Net purchase of other invested assets	(56,459)	(27,447)
Net purchase of short-term investment of funds received under securities loan agreements	(49,954)	(181,058)
Net sale of short-term investments	7,921	7,423
Change in other liabilities for securities in course of settlement	59,201	26,828
Other, net	(229)	(2,411)

Net cash used in investing activities	(228,337)	(444,675)

Cash flows from financing activities:
Net funds received under securities loan agreements	49,954	181,058
Dividends to stockholders	(6,581)	(5,777)
Proceeds from common stock issued	1,167	3,485
Acquisition of treasury stock	(2,327)	–
Other, net	(28)	(7)

Net cash provided by financing activities	42,185	178,759

Effect of exchange rate changes on cash and cash equivalents	(85)	2,932

Change in cash and cash equivalents	(2,603)	(28,403)
Cash and cash equivalents, beginning of period	143,435	182,887

Cash and cash equivalents, end of period	$140,832	$154,484

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004

	(in thousands)

Net income	$89,363	$89,653

Other comprehensive loss:
Net unrealized (depreciation) appreciation of investments:
Net unrealized holding (losses) gains	(63,755)	18,365
Related income tax effect	22,315	(6,428)
Reclassification adjustment for gains included in net income	(9,000)	(7,249)
Related income tax effect	3,150	2,537

	(47,290)	7,225

Net unrealized currency translation loss	(46,871)	(55,397)
Related income tax effect	16,405	19,389

	(30,466)	(36,008)

Other comprehensive loss	(77,756)	(28,783)

Comprehensive income	$11,607	$60,870

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

1.	General

The condensed consolidated financial statements are unaudited, but have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements include the accounts of Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH). All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform the prior year’s presentation with 2005.

For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2004.

2.	Net Income Per Common Share

Net income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.

	Three Months Ended March 31
	2005	2004

	(in thousands, except per share data)

Net income (numerator)	$89,363	$89,653

Weighted average common shares outstanding used in the computation of net income per share:(a)
Average shares issued	66,720	66,497
Less: Average shares in treasury	904	864

Average outstanding shares - basic (denominator)	65,816	65,633
Average potential shares, principally stock options (b)	416	584

Average outstanding shares - diluted (denominator)	66,232	66,217

Net income per common share:(a)
Basic	$1.36	$1.37
Diluted	1.35	1.35

(a)	Share and per share information reflect the 5-for-4 split of the common stock in the form of a 25% common stock dividend, paid on July 16, 2004.
(b)	Excludes the immaterial effect of pro rated anti-dilutive potential shares in each of the periods included in the table.

3.	Impact of Catastrophe Losses in the First Quarter of 2005

Net income for the three month period ended March 31, 2005 includes aggregate estimated significant net pre-tax catastrophe losses of $25.0 million, or $18.8 million after tax, arising principally from European Windstorm Erwin (approximately $18.3 million on a pre-tax basis). First quarter 2005 net catastrophe losses also include amounts (approximately $6.7 million on a pre-tax basis) related to net adverse development of 2004 catastrophe losses. The losses recorded for these events represent TRH’s estimate of or net changes in prior estimates of aggregate ultimate losses based upon information presently available.

4.	Stock-Based Compensation

On January 1, 2003, TRH adopted the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method of transition. That method requires application of such recognition provisions under the fair-value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income in the first quarters of 2005 and 2004 reflect stock-based compensation expenses, primarily related to stock options, for stock-based compensation awards granted in 2003 and thereafter. Such expenses are included in the Consolidated Statements of Operations as a component of other deductions, net. Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted under SFAS No. 123.

Had compensation cost been charged to earnings in accordance with the fair-value based method as prescribed in SFAS No. 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123), TRH’s net income and net income per common share (on a pro forma basis) would have been as follows:

	Three Months Ended March 31,
	2005	2004

	(in thousands, except per share data)
Net income:
As reported	$89,363	$89,653
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	806	535
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,146)	(1,165)

Pro forma	$89,023	$89,023

Net income per common share:(a)
As reported:
Basic	$1.36	$1.37
Diluted	1.35	1.35
Pro forma:
Basic	1.35	1.36
Diluted	1.34	1.34

(a)	Per share information reflects the 5-for-4 split of the common stock in the form of a 25% common stock dividend, paid on July 16, 2004.

While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in the first quarters of 2005 and 2004 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to net income, as those charges under the prospective method of transition will not reflect costs associated with stock compensation issued or granted prior to January 1, 2003.

5.	Reinsurance

Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended March 31,
	2005	2004

	(in thousands)

Gross premiums written	$995,841	$1,042,062
Reinsurance premiums ceded	(110,491)	(134,592)

Net premiums written	$885,350	$907,470

Gross premiums earned	$984,878	$989,585
Reinsurance premiums ceded	(96,965)	(96,438)

Net premiums earned	$887,913	$893,147

Gross incurred losses and loss adjustment expenses	$642,508	$640,950
Reinsured losses and loss adjustment expenses ceded	3,299	(18,739)

Net losses and loss adjustment expenses	$645,807	$622,211

6.	Cash Dividends

During the first quarter of 2005, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.10 per common share, or approximately $6.5 million in the aggregate, payable on June 17, 2005.

7.	Income Taxes

Income taxes (refunded) paid, net of recoveries of income taxes previously paid, as applicable, in the first quarter totaled ($20.1) million and $16.0 million in 2005 and 2004, respectively.

8.	Segment Information

The following tables present a summary of comparative financial data by segment:

	Three Months Ended March 31,
	2005	2004

	(in thousands)
Domestic:

Net premiums written	$409,629	$496,816
Net premiums earned(a)	394,332	495,412
Net investment income	54,809	47,827
Realized net capital gains	8,532	7,212
Revenues(a)	457,673	550,451
Net losses and loss adjustment expenses(b)	297,494	348,645
Underwriting expenses(c)	94,929	136,512
Underwriting profit(b)(d)	5,430	11,115
Income before income taxes(b)	66,954	64,943

	Three Months Ended March 31,
	2005	2004

	(in thousands)
International-Europe:

Net premiums written	$372,855	$328,254
Net premiums earned(a)	380,368	306,977
Net investment income	25,378	20,426
Realized net capital gains (losses)	71	(813)
Revenues(a)(e)	405,817	326,590
Net losses and loss adjustment expenses(b)	275,137	227,329
Underwriting expenses(c)	89,258	72,384
Underwriting profit(b)(d)	14,664	12,527
Income before income taxes(b)	39,343	32,122

	Three Months Ended March 31,
	2005	2004

	(in thousands)
International-Other:

Net premiums written	$102,866	$82,400
Net premiums earned(a)	113,213	90,758
Net investment income	4,620	3,795
Realized net capital gains	397	850
Revenues(a)	118,230	95,403
Net losses and loss adjustment expenses(b)	73,176	46,237
Underwriting expenses(c)	36,853	28,401
Underwriting profit(b)(d)	1,247	13,864
Income before income taxes(b)	6,564	18,421

8.	Segment Information (continued)

	Three Months Ended March 31,
	2005	2004

	(in thousands)
Consolidated:

Net premiums written	$885,350	$907,470
Net premiums earned(a)	887,913	893,147
Net investment income	84,807	72,048
Realized net capital gains	9,000	7,249
Revenues(a)(e)	981,720	972,444
Net losses and loss adjustment expenses(b)	645,807	622,211
Underwriting expenses(c)	221,040	237,297
Underwriting profit(b)(d)	21,341	37,506
Income before income taxes(b)	112,861	115,486

______________
(a)

Net premiums earned from affiliates approximate $100.6 million and $132.1 million for the three months ended March 31, 2005 and 2004, respectively, and are included primarily in Domestic and International-Europe.

(b)

Net losses and loss adjustment expenses for the three months ended March 31, 2005 included significant pre-tax net catastrophe losses (including amounts related to net adverse development of 2004 catastrophe losses) of $25.0 million (representing ($0.2) million from Domestic operations, $9.0 million from International - Europe and $16.2 million from International - Other).

(c)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.
(d)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.
(e)	Revenues from the London, England office totaled $214.0 million and $199.3 million for the three months ended March 31, 2005 and 2004, respectively.
9.	Related Party Transactions

(a) Transactions with American International Group, Inc. (AIG) and its subsidiaries

As of March 25, 2005 and March 31, 2004, AIG beneficially owned approximately 60% of Transatlantic Holdings, Inc.'s outstanding common stock. Approximately $151.2 million (15.2%) and $199.4 million (19.1%) in the first quarters of 2005 and 2004, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of AIG. (The preceding amounts include transactions with C.V. Starr & Co., Inc. (Starr) as described in Note 9(b).) The great majority of such gross premiums written were recorded in the other liability, property, medical malpractice, marine and aviation and auto liability lines.

Of the amounts above, $67.8 million and $91.5 million in the first quarters of 2005 and 2004, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH (of which $39.7 million and $49.5 million in the first quarters of 2005 and 2004, respectively, were subsequently ceded in an equal amount to other AIG subsidiaries).

(b) Transactions with Starr

Starr, a private holding company, owned approximately 1.8% of AIG’s common stock at January 31, 2005 and 2004. Certain of Starr’s subsidiaries operate as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, produce reinsurance business for TRH. TRH paid commissions to Starr subsidiaries of $2.9 million and $1.3 million in the first quarters of 2005 and 2004, respectively, for such reinsurance purchased by subsidiaries of AIG totaling $14.5 million and $7.3 million for the first quarters of 2005 and 2004, respectively.

9.	Related Party Transactions (continued)

(c) Compensation to Certain TRH Employees from Starr International Company, Inc. (SICO)

On May 1, 2005, AIG publicly expressed its intent to include in its restated financial statements for 2000 through 2003 and its financial statements for 2004 to be included in AIG’s Annual Report on Form 10-K for the year ended December 31, 2004 when filed, adjustments attributable to compensation expense related to the SICO Deferred Compensation Profit Participation Plan (the SICO Plan). As a result of AIG’s expressed intent to record such compensation expense, TRH has determined that, as a subsidiary of AIG, it is appropriate to record the compensation expense related to its employees’ participation in the SICO Plan.

As total SICO compensation expense for each prior year would not have been material to any such prior year, in the first quarter of 2005, TRH has recorded the total amount of compensation expense related to the SICO Plan that would have been recorded in all prior periods through December 31, 2004 as a reduction of retained earnings on the Consolidated Balance Sheet of $9.9 million, with a corresponding increase to additional paid-in capital, and with no effect on total stockholders’ equity or cash flows. Compensation expense related to the SICO Plan for the first quarter of 2005 was insignificant. The Company will record compensation expense related to the SICO Plan for all future periods.

In making this determination, TRH has evaluated the impact that expense recognition would have had on all prior years to which SICO Plan compensation would have applied. In addition, these amounts have been calculated as variable stock awards, which consider the fair market value of AIG common stock at each measurement date, and would include any distributions made under the SICO Plan.

In 1975, the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of approximately 12% of AIG’s outstanding common stock as of January 31, 2005, and which has no direct ownership interest in TRH, decided that a portion of the capital value of SICO (AIG shares or their cash equivalent) should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including TRH. None of the costs of the various benefits provided under the SICO Plan were paid by TRH.

10.	Contingencies

Various regulators including the New York State Attorney General have commenced investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions. In connection with these investigations, AIG has asked TRH, as a subsidiary of AIG, to review its documents and practices and TRH has been cooperating with AIG in such request and will continue to cooperate in producing documents and other information in response to all requests.

In April 2005, TRH received subpoenas from the Insurance Departments of Florida and Georgia seeking information relating to finite insurance and reinsurance transactions. In addition, TRH has received a subpoena from the Insurance Department of New York seeking information relating to Transatlantic Reinsurance Company’s (TRC) relationship and transactions with Sunrise Professional Indemnity, Ltd., a foreign reinsurer providing reinsurance to TRC, and Gallagher Healthcare Insurance Services, Inc., a provider of insurance and risk management services to healthcare providers and a wholly owned subsidiary of Arthur J. Gallagher & Co., Inc.

TRH is in the process of responding to these subpoenas and intends to cooperate with these regulatory requests. At this time, it is not possible to predict the impact, if any, that these inquiries may have on TRH's business or financial results.

11.	Accounting Standard

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share based payment transactions with employees. As discussed above, on January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123. SFAS No. 123R requires share based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

As issued by the FASB, SFAS No. 123R would have been effective for TRH in the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission issued a release which amended the effective date of SFAS No. 123R, which is now the first quarter of 2006 for TRH. TRH is currently assessing the impact of SFAS No. 123R.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projects,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “think,” “thinks,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. These statements are not historical facts but instead represent only TRH’s belief regarding future events and financial performance, many of which, by their nature, are inherently uncertain and outside of TRH’s control. These statements may address, among other things, TRH’s strategy and expectations for growth, product development, government and industry regulatory actions, legal matters, market conditions, financial results and reserves, as well as the expected impact on TRH of natural and man-made (e.g., terrorist attacks) catastrophic events and political, economic, legal and social conditions. It is possible that TRH’s actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH’s actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions and cyclical industry conditions, credit quality, government, regulatory and accounting policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, legal and regulatory proceedings, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, and the uncertainties inherent in international operations, and are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I – Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

MARCH 31, 2005

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Transatlantic Holdings, Inc. and its subsidiaries (TRH) presents its operations in the way it believes will be most meaningful. TRH’s unpaid losses and loss adjustment expenses net of related reinsurance recoverable (loss reserves) and TRH’s combined ratio and its components are included herein and presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

FINANCIAL STATEMENTS

The following discussion refers to the consolidated financial statements of TRH as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004, which are presented elsewhere herein. Financial data discussed below have been affected by related party transactions as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements.

EXECUTIVE OVERVIEW

The operations of Transatlantic Holdings, Inc. (the Company) are conducted principally by its three major operating subsidiaries – Transatlantic Reinsurance Company (TRC), Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam) – and managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis – structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

TRH’s operating strategy emphasizes product and geographic diversification as key elements in controlling its level of risk concentration. TRH also adjusts its mix of business to take advantage of market opportunities. Over time, TRH has also capitalized on market opportunities when they arise by strategically expanding operations in an existing location or opening a branch or representative office in new locations (except for the acquisition of TRZ in 1996). TRH’s operations that serve international markets grow by leveraging TRH’s product knowledge, worldwide resources and financial strength, typically utilizing indigenous management and staff with a thorough knowledge of local markets and product characteristics.

In recent years, casualty lines have comprised approximately three-quarters of TRH’s net premiums written, while property lines comprise the balance. In addition, treaty reinsurance has totaled approximately 95% of net premiums written in such years, with the balance representing facultative accounts. Moreover, business written by international offices has represented approximately half of net premiums written in such years. (See OPERATIONAL REVIEW for detailed period to period comparisons of such measures.)

American International Group, Inc. (AIG), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 60% of the common stock of the Company as of March 25, 2005.

TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are in fixed maturity securities with an average duration of 5.1 years as of March 31, 2005. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

	Three Months Ended March 31,

	2005	2004	Change

	(dollars in millions)
Revenues	$981.7	$972.4	1.0%
Income before income taxes	112.9	115.5	(2.3)
Net income	89.4	89.7	(0.3)

CONSOLIDATED RESULTS AND MARKET CONDITIONS

Revenues for the first three months of 2005 grew slightly compared to the same prior year period, principally due to increases in international net premiums earned and consolidated net investment income offset, in part, by a decrease in domestic net premiums earned, each in the 2005 period. The increase in first quarter 2005 international net premiums earned compared to the same 2004 period emanates mostly from Europe and results primarily from rate improvements resident in certain underwriting year 2004 business booked in the first quarter of 2005 as well as increased coverage provided, coupled with the impact of foreign exchange rates which continued to strengthen against the U.S. dollar. (Underwriting year represents the year in which the coverage period for a reinsurance contract begins.) The decline in domestic net premiums earned results, in part, from generally softening market conditions overall and greater retention levels by cedants in certain sectors.

Overall, market conditions continue to weaken both domestically and internationally. Property lines continue to experience rate decreases on both primary and reinsurance contracts, but remained favorable with respect to catastrophe business. While modest rate reductions are prevalent on primary business, casualty rates generally remain firm on the treaty reinsurance side. Market conditions are generally stronger for longer tail casualty lines due, in part, to elevated industry-wide loss activity in recent years (that also materially affected TRH) experienced in certain of those lines related principally to losses occurring in 1997 through 2001. As a practical matter, however, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms associated with reinsurance agreements, particularly for pro rata reinsurance business. Despite the overall softening of market conditions in recent periods, TRH believes that market conditions in the reinsurance sector generally remain favorable for most classes.

Generally favorable reinsurance market conditions presently do not necessarily translate into ultimate pricing adequacy. In addition, there is no guarantee that these conditions will remain in effect as TRH cannot predict, with any reasonable certainty, future market conditions.

Net catastrophe losses of $25.0 million, or $18.8 million after tax, primarily resulting from European Windstorm Erwin, significantly affected 2005 first quarter results. There were no significant net catastrophe losses occurring in the first quarter of 2004.

Income before income taxes and net income in the first quarter of 2005 remained relatively level with the same prior year period principally due to decreased first quarter 2005 underwriting profit, which reflect the abovementioned catastrophe losses, mostly offset by increased net investment income in the first quarter of 2005. Underwriting profit (loss) is defined as net premiums earned less net losses and loss adjustment expenses, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs. (See OPERATIONAL REVIEW for further discussion.)

Further information related to items discussed in this EXECUTIVE OVERVIEW may be found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion).

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion is based upon TRH’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions, that it believes to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

TRH believes its most critical accounting estimates are those with respect to loss reserves, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis used in the preparation of TRH’s consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. A discussion of the most critical accounting estimates follow.

LOSS RESERVES

Estimates of loss reserves take into account TRH’s assumptions with respect to many factors that will affect ultimate loss costs but are not yet known. Such factors, which contribute to the variability and unpredictability of loss costs, include trends related to jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverages, among others. To the extent that these assumptions underlying the loss reserve estimates are significantly incorrect, ultimate losses may be materially different from the estimates included in the financial statements and may materially affect net income. The impacts of those differences are reflected in the period they become known.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

•

Expected loss and loss adjustment expense ratios for the latest accident years generally reflect the expected loss and loss adjustment expense ratios from prior accident years adjusted for the loss trend factor (see loss trend factors discussion immediately above), as well as the impact of rate level changes and other quantifiable factors. For certain longer tail lines of business that are typically lower frequency, higher severity classes, such as excess medical malpractice and directors’ and officers’ liability (D&O), expected loss and loss adjustment expense ratios are often utilized for the last several accident years.

•

Loss development factors are used to arrive at the ultimate amount of losses incurred for each accident year based on reported loss information. These factors, which are initially calculated based on historical loss development patterns (i.e., the emergence of reported losses over time relative to the ultimate losses to be paid), are then adjusted for current trends.

During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these facts and trends emerge, it usually becomes necessary to refine and adjust the loss reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates and may materially affect net income.

Loss reserves include amounts for risks related to environmental impairment and asbestos-related illnesses. The majority of TRH’s environmental and asbestos-related liabilities arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including loss and loss adjustment expenses incurred but not reported (IBNR), are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

For further discussion of adverse development on losses occurring in prior years see RESULTS OF OPERATIONS and for discussion about loss and loss adjustment expense reserves see FINANCIAL CONDITION AND LIQUIDITY.

PREMIUM REVENUES

Management must make certain judgments in the determination of premiums written and earned by TRH. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. Generally for excess-of-loss treaty contracts, premiums are recorded as written based on contract terms and are earned ratably over the terms of the related coverages provided. (In recent years, treaty contracts have generated approximately 95% of TRH’s premium revenues.) Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums assumed and reinsurance ceded, respectively, relating to the unexpired terms of such coverages.

Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. Such estimates of premiums earned are considered when establishing the reserve for IBNR. The differences between these estimates and the actual data subsequently reported, which may be material as a result of the diversity of cedants, reporting practices and the inherent difficulty in estimating premium inflows, among other factors, are recorded in the period when the actual data becomes available and may materially affect net income. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

TRH has provided no allowance for bad debts related to the premium estimates based on its historical experience, general profile of its cedants and the ability TRH has in most cases to significantly offset these premium receivables with losses and loss adjustment expenses or other amounts payable to the same parties.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

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

The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

	Three Months Ended March 31,

	2005	2004	Change

	(dollars in millions)
Net premiums written	$885.4	$907.5	(2.4)%
Net premiums earned	887.9	893.1	(0.6)
Net investment income	84.8	72.0	17.7

Net premiums written for the first quarter of 2005 decreased compared with the same period in 2004, principally as a result of decreased domestic net premiums written partially offset by increased international net premiums written. The increase in international net premiums written was due in part to the weakening of the U.S. dollar compared to certain currencies in which TRH does business. On a worldwide basis, casualty lines business represented 72.4% of net premiums written in the first three months of 2005 versus 75.7% in the comparable 2004 period. The balance represented property lines. Treaty business represented 96.2% of net premiums written in the first three months of 2005 versus 96.5% in the year ago period. The balance represented facultative accounts.

Domestic net premiums written decreased for the first quarter of 2005 by $87.2 million, or 17.5%, compared to the first quarter of 2004, to $409.6 million, with significant decreases occurring in the medical malpractice, other liability, auto liability and property lines of $29.1 million, $18.8 million, $16.5 million and $12.8 million respectively. The decreases were slightly offset by an increase in the accident and health line of $9.3 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

International net premiums written increased in the first quarter of 2005 by $65.1 million, or 15.8%, over the same prior year period, to $475.7 million, led by Paris and TRZ with increases of $34.3 million and $15.7 million, respectively. International net premiums written increased significantly in the property, other liability (primarily in the specialty casualty classes of D&O and other professional liability) and ocean marine lines with increases of $37.0 million, $24.9 million and $14.9 million, respectively. The increases were offset, in part, by a decrease in the auto liability line of $36.5 million. The increase in international net premiums written in the first quarter of 2005 resulted, in part, from the impact of foreign exchange rate movements as discussed above. International business represented 53.7% of worldwide net premiums written for the first quarter of 2005 compared to 45.3% for the respective 2004 period. (See discussion of market conditions under CONSOLIDATED RESULTS AND MARKET CONDITIONS.)

Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written.

As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

Net investment income increased in the first quarter of 2005, as compared to the same prior year period, due principally to the investment (primarily in fixed maturities) of significant positive cash flow from operating activities generated in recent periods. The pre-tax effective yield on investments was 4.1%, for each of the three month periods ending March 31, 2005 and 2004. The pre-tax effective yield on investments represents annualized pre-tax net investment income from investments for the periods indicated divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods.

Pre-tax realized net capital gains totaled $9.0 million and $7.2 million for the first quarters of 2005 and 2004, respectively. Realized capital gains and losses are generally the result of investment dispositions which reflect TRH’s investment and tax planning strategies to maximize after-tax income. In addition, pre-tax realized net capital gains include charges for write-downs related to certain securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. Such write-downs were insignificant in the first quarter of 2005. In the first quarter of 2004, pre-tax realized net capital gains included charges for write-downs totaling $6.2 million related to other invested assets. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in the determination of such write-downs.)

The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results, and does not include income from investments. Generally, a combined ratio under 100 indicates an underwriting profit and a combined ratio exceeding 100 indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. The loss and loss adjustment expense ratio represents net losses and loss adjustment expenses divided by net premiums earned. The underwriting expense ratio represents the sum of net commissions and other underwriting expenses expressed as a percentage of net premiums written. The combined ratio represents the sum of the loss and loss adjustment expense ratio and the underwriting expense ratio.

The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

	Three Months Ended March 31,

	2005	2004

Consolidated:
Loss and loss adjustment expense ratio	72.7	69.7
Underwriting expense ratio	25.0	26.1
Combined ratio	97.7	95.8

Domestic:
Loss and loss adjustment expense ratio	75.4	70.4
Underwriting expense ratio	23.2	27.5
Combined ratio	98.6	97.9

International:
Loss and loss adjustment expense ratio	70.6	68.8
Underwriting expense ratio	26.5	24.5
Combined ratio	97.1	93.3

TRH’s 2005 first quarter results include net pre-tax catastrophe losses of $25.0 million, of which approximately $18.3 million resulted from European Windstorm Erwin. Such catastrophe losses in the aggregate added (reduced) 2.8, (0.1) and 5.1 to each of the first quarter 2005 loss and loss adjustment expense ratios and combined ratios for consolidated TRH, domestic and international, respectively. The 2004 period contained no significant losses related to catastrophes occurring in the period. (See discussion under SEGMENT RESULTS for the amount of net pre-tax catastrophe losses by segment.)

While TRH believes that it has taken appropriate steps to control its exposure to possible future catastrophe losses, the occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses could have a material adverse effect on TRH’s results of operations, financial condition or liquidity. Current techniques and models may not accurately predict the probability of catastrophic events in the future and the extent of the resulting losses. Moreover, one or more catastrophe losses could weaken TRH’s retrocessionnaires and result in an inability of TRH to collect reinsurance recoverables.

In addition, net losses and loss adjustment expenses includes net adverse development related to losses occurring in prior years (including amounts related to prior years’ catastrophe losses) which in total approximated $55 million and $45 million for the first quarters of 2005 and 2004, respectively. The majority of such development related to domestic operations. For both the 2005 and 2004 periods, significant adverse loss reserve development was related to non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such classes as medical malpractice and D&O.

TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice and D&O. At the primary level, there are significant risk factors that contribute to the variability and unpredictability of the loss trend factor for this business such as jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependent upon the claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices are subject to change without notice.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

The underwriting expense ratio for consolidated TRH decreased in the first quarter of 2005 compared to the same year ago quarter due to a decrease of approximately 1.4 in the net commission component of the ratio, partially offset by an increase of approximately 0.2 in the other underwriting expense component of the ratio. With respect to the net commission component, the decrease between periods results from a decrease related to domestic operations, offset, in part, by an increase related to international operations.

The increase in deferred acquisition costs for the first three months of 2005 was less than the comparable prior year period. Variances in the increase in deferred acquisition costs between periods are primarily caused by differences in the increase (decrease) in unearned premiums in such periods. Acquisition costs (consisting primarily of net commissions incurred) are charged to earnings over the period in which the related premiums are earned.

Other deductions, net, includes pre-tax expense charges of $1.1 million and $0.7 million for the first quarters of 2005 and 2004, respectively, for stock-based compensation (see Note 4 of Notes to Condensed Consolidated Financial Statements) related to TRH’s voluntary adoption of the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, as well as currency transaction gains and losses and other miscellaneous income and expense items.

Income before income taxes amounted to $112.9 million in the first quarter of 2005 versus $115.5 million in the first quarter of 2004. The decrease in income before income taxes in the first three months of 2005 as compared to the comparable prior year period was due to a decrease in underwriting profit, caused primarily by the abovementioned catastrophe losses, mostly offset by an increase in net investment income in the first quarter of 2005.

Federal and foreign income tax expense of $23.5 million and $25.8 million were recorded in the first quarters of 2005 and 2004, respectively. The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will also include as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

The effective tax rates, which represent income taxes divided by income before income taxes, were 20.8% and 22.4% in the first quarters of 2005 and 2004, respectively. The lower effective tax rate in the first quarter of 2005 compared to the same prior year period resulted primarily from the fact that, as a result of significant net pre-tax catastrophe losses in the first quarter of 2005, tax-exempt investment income represented a larger portion of income before income taxes in the first quarter of 2005 compared to the comparable prior year period. As measured at the 35% statutory tax rate, TRH expects to recognize a full year tax benefit of $8.8 million on the first quarter 2005 catastrophe losses. However, through the application of the effective tax rate method, TRH recognized $6.2 million of the tax benefit in the first quarter of 2005. The remaining $2.6 million tax benefit will be recognized in the subsequent quarters of 2005.

All of the share and per-share amounts included in this Management’s Discussion reflect the 5-for-4 split of the Company’s common stock in the form of a 25% common stock dividend that was paid on July 16, 2004, to stockholders of record on June 25, 2004.

Net income for the first quarter of 2005 was $89.4 million, or $1.35 per common share (diluted), compared to net income of $89.7 million, or $1.35 per common share (diluted), in the 2004 first quarter. Reasons for the changes in the components of net income between periods are as discussed earlier in RESULTS OF OPERATIONS.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

SEGMENT RESULTS

(a) Domestic:

Comparing the results for the three month period ended March 31, 2005 with the same prior year period, revenues decreased due primarily to decreases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS.

Income before income taxes increased in the first quarter of 2005 as compared to the same 2004 period due to increased net investment income and, to a lesser extent, realized net capital gains, partially offset by a decrease in underwriting profit in the 2005 quarter. The decrease in underwriting profit in the 2005 first quarter is due to increased loss activity, which includes net adverse development on losses occurring in prior years, offset, in part, by a lower commission ratio (the commission ratio, a component of the underwriting expense ratio, represents net commissions divided by net premiums written). First quarter 2005 income before income taxes included approximately ($0.2) million of net favorable development on 2004 net catastrophe losses.

(b) International – Europe (London and Paris branches and TRZ):

Comparing the results for the three month period ended March 31, 2005 with the same prior year period, revenues increased due primarily to increases in net premiums written, net of the change in unearned premiums, principally in Paris and TRZ. The increase in International – Europe net premiums written occurred largely in the property, other liability and, to a lesser extent, ocean marine lines offset, in part, by significant decreases in the auto liability line. The increase in net premiums written was a result, in part, of the weakening U.S. dollar compared to the currencies in which premiums were written in the first quarter of 2005 as compared to the same prior year period.

Income before income taxes in the first quarter of 2005 increased compared to the same 2004 period due primarily to increased net investment income in each location and increased underwriting profit in Paris in the 2005 first quarter. Income before income taxes in the first quarter of 2005 included approximately $18.3 million of net pre-tax catastrophe losses related to European Windstorm Erwin, offset, in part, by approximately ($9.3) million of net favorable development on 2004 catastrophe losses recorded in London.

(c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

Comparing the results for the three month period ended March 31, 2005 with the same prior year period, revenues increased due primarily to increased net premiums written in each location, with the largest increase occurring in Miami. These increases occurred largely in the property and auto liability lines. The increases in net premiums written were a result, in part, of the weakening U.S. dollar compared to the currencies in which premiums were written in the first quarter of 2005 as compared to the same prior year period.

Income before income taxes in the three month period ended March 31, 2005 decreased compared to the same prior year period due to a decrease in underwriting profit in the 2005 period, caused, in large part, by approximately $16.2 million of net pre-tax catastrophe losses, related to net adverse development on 2004 catastrophe losses.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

FINANCIAL CONDITION AND LIQUIDITY

As a holding company, the Company’s assets consist primarily of the stock of TRC and the Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the first quarters of 2005 and 2004, the Company received cash dividends from TRC of $9.5 million and $5.8 million, respectively. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities, as well as the short-term investment of funds received under securities loan agreements. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

While the overall duration of liabilities is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH does not maintain a credit facility. TRH’s primary investment goal is to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of significant acceleration of paid losses beyond TRH’s ability to fund such payments.

At March 31, 2005, total investments and cash were $8,466.5 million compared to $8,287.0 million at December 31, 2004. The increase was caused, in large part, by $183.6 million of cash provided by operating activities and, to a lesser extent, the investment of $50.0 million of net funds received under securities loan agreements, offset, in part, by a $72.8 million decrease in net unrealized appreciation of investments. (See discussion of decrease in unrealized appreciation of investments below.)

TRH’s fixed maturity investments, approximately 78.1% of total investments as of March 31, 2005, are predominantly investment grade, liquid securities, approximately 67.9% of which will mature in less than 10 years. The duration of the fixed maturity portfolio was 5.1 years as of March 31, 2005. Also as of that date, approximately 7.5% of total investments were in common and nonredeemable preferred stocks, approximately 2.9% of total investments were in other invested assets, including investments in partnerships, approximately 11.1% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.4% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2005 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. In the first quarters of 2005 and 2004, TRH purchased certain fixed maturities which are classified as held-to-maturity and carried at amortized cost as TRH has the positive intent and ability to hold each of these securities to maturity. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates market value) of the lending agent, an AIG subsidiary, in these transactions. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $814.7 million and $92.0 million, respectively, as of March 31, 2005.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

At March 31, 2005, gross unrealized gains and losses on all fixed maturities amounted to $177.9 million and $20.9 million, respectively. The reduction in gross unrealized gains and increase in gross unrealized losses on such fixed maturities in the first three months of 2005 is due primarily to an increase in market interest rates. At March 31, 2005, gross unrealized gains and losses on equities amounted to $39.6 million and $12.3 million, respectively. The reduction in gross unrealized gains and increase in gross unrealized losses on such equities in the first three months of 2005 is due primarily to weakness in the United States equity markets reflecting a still uncertain economy.

As of March 31, 2005, 92.9% of the fixed maturity portfolio was rated Aaa or Aa, an additional 6.9% was also rated investment grade or better and 0.2% was not rated. Also, as of March 31, 2005, TRH had no derivative instruments.

Management reviews TRH’s investments on a continual basis for evidence of other than temporary declines in market value, exercising its judgment in making such a determination, and calculates the amount of loss recognition (as a realized capital loss) resulting from investment write-downs.

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

Once a security has been identified as impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price.

TRH has the ability to hold any security to its stated maturity. Therefore, the decision to sell reflects the judgment of management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management’s judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale. (See OPERATIONAL REVIEW for a discussion of realized capital losses resulting from write-downs of securities for other than temporary declines in market value.)

At March 31, 2005, the net deferred income tax asset totaled $284.6 million compared to $236.7 million at December 31, 2004. The great majority of the increase is due to the deferred tax impacts of unrealized depreciation of investments and unrealized currency translation losses during the first quarter of 2005.

At March 31, 2005, reserves for unpaid losses and loss adjustment expenses totaled $6.0 billion, an increase of $55.6 million, or 0.9%, as compared to December 31, 2004. The components of the March 31, 2005 reserve consisted of $3.7 billion of reported amounts (“case reserves”) and $2.3 billion of IBNR amounts. Also at March 31, 2005, reinsurance recoverable on unpaid losses and loss adjustment expenses totaled $922.3 million, a decrease of $25.5 million, or 2.7%, from the 2004 year-end. The 2005 first quarter included paid losses and loss adjustment expenses, net of reinsurance recovered, of $73.0 million related to net catastrophe losses occurring in 2004.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

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

A provision is included in loss reserves for IBNR on the basis of past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently.

TRH believes that its reserve for unpaid losses and loss adjustment expenses at March 31, 2005 are adequate. While TRH periodically reviews the adequacy of established loss reserves and performs a comprehensive annual loss reserve review in the fourth quarter of each year, there can be no assurance that TRH’s ultimate loss reserves will not develop adversely and materially exceed TRH’s carried loss reserves as of March 31, 2005. In the future, if loss reserves develop adversely, such development could have a material adverse impact on future results of operations. (For further discussion of loss reserves see CRITICAL ACCOUNTING ESTIMATES.)

In the ordinary course of business, TRH is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine TRH’s rights and obligations under reinsurance agreements and other more general contracts. In some disputes, TRH seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, TRH is resisting attempts by others to enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation, arbitration and mediation.

In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH’s aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH’s approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH’s financial condition or results of operations. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH’s results of operations.

For the first quarter of 2005, TRH’s operating cash flow was $183.6 million, a decrease of $50.9 million from the comparable 2004 period. The decrease was caused, in part, by increased losses and loss adjustment expenses paid, including $73.0 million relating to catastrophe losses occurring in 2004, partially offset by net recoveries of income taxes previously paid (see Note 7 of Notes to Condensed Consolidated Financial Statements), each in the 2005 first quarter.

Of total consolidated operating cash flows, $94.2 million and $135.7 million were derived from international operations in the first three months of 2005 and 2004, respectively. More than half of such cash flows were derived from London in each of those periods.

TRH believes that its balance of cash and cash equivalents of $140.8 million as of March 31, 2005 and its future cash flows will be sufficient to meet TRH’s cash requirements through the end of 2005 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

Generally, paid losses have been increasing in more recent years largely as a result of an increase in the amount of business TRH has written over the past several years. If paid losses accelerated significantly beyond TRH’s ability to fund such paid losses from current operating cash flows, TRH would be compelled to liquidate a portion of its investment portfolio and/or arrange for financing. Such events that may cause such a liquidity strain could be the result of several catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold in a depressed marketplace and/or reinsurance recoverable on such paid losses became uncollectible.

TRH’s operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. (See Part I – Item 3 for further discussion.)

TRH’s stockholders’ equity totaled $2.59 billion at March 31, 2005, an increase of $4.9 million from year-end 2004. The net increase consisted principally of net income of $89.4 million, offset by a decrease in accumulated other comprehensive income of $77.8 million and cash dividends declared of $6.5 million.

The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized currency translation loss, net of income taxes, of $30.5 million, caused, primarily, by a weakening of the U.S. dollar particularly against certain European currencies, and net unrealized depreciation of investments, net of income taxes, of $47.3 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of a decrease of $33.5 million in unrealized appreciation of fixed maturities available for sale and a decrease of $14.1 million in unrealized appreciation of equities available for sale.

Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the market value of fixed maturities and equities available for sale. Market values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of invested companies and other factors.

In addition, in the first quarter of 2005 TRH has recorded a reduction of retained earnings of $9.9 million with a corresponding increase to additional paid-in capital and with no effect on total stockholders' equity related to compensation to certain TRH employees from Starr International Company, Inc. as discussed in Note 9(c) of Notes to Condensed Consolidated Financial Statements.

In the first quarter of 2005, the Company repurchased 36,700 shares of its common stock at an aggregate cost of $2.3 million as detailed in Part II – Item 2.

A.M. Best Company (Best’s) is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. Ratings are important factors in a ceding company’s assessment of prospective reinsurers. TRH’s major operating subsidiaries, namely, TRC, Putnam and TRZ, maintain financial strength ratings assigned by Best’s of “A+ (Superior).” On May 4, 2005, Best’s issued a press release announcing that it had placed these ratings under review with negative implications. Best’s indicated in the press release that it will complete an independent review of Transatlantic’s ratings over the near term and reevaluate the level of rating enhancement that TRH’s subsidiaries should continue to receive through their relationship with AIG. As part of this review, Best’s will consider the stand-alone risk-adjusted capital position of Transatlantic, which, in Best’s view, has declined in recent quarters due to an increase in operating leverage. Best’s stressed that its position reflects these concerns as well as the negative rating pressure on AIG from recent events.

TRC maintains an insurance financial strength rating assigned by Moody’s Investors Service (Moody’s) of Aa2 (“Excellent”). On May 2, 2005, Moody’s issued a press release stating that this rating, with a previously negative ”outlook,” was placed on review for possible downgrade. Moody’s indicated that TRC’s rating benefits from implied support of the Domestic Brokerage group of AIG and from AIG, the parent company. Moody’s stated that its review will focus on whether Transatlantic’s intrinsic financial strength supports the current rating or one notch lower at Aa3 (“Excellent”). TRC, Putnam and Trans Re Zurich maintain insurer financial strength ratings assigned by Standard & Poor’s of “AA”.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

MARCH 31, 2005

ACCOUNTING STANDARD

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share based payment transactions with employees. On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123. (See Note 4 of Notes to Condensed Consolidated Financial Statements.) SFAS No. 123R requires share based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

As issued by the FASB, SFAS No. 123R would have been effective for TRH in the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission issued a release which amended the effective date of SFAS No. 123R, which is now the first quarter of 2006 for TRH. TRH is currently assessing the impact of SFAS No. 123R.

Part I – Item 3

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

TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first quarter of 2005 and the year ending December 31, 2004 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

The following table presents the VaR on a combined basis and of each component of market risk for the three months ended March 31, 2005 and for the year ended December 31, 2004. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

Market Risk

(in millions)

	2005					2004

	As of March 31,	Average	High	Low	As of December 31,	Average	High	Low

Combined	$199	$193	$199	$186	$186	$181	$198	$166
Interest rate	228	221	228	214	214	206	214	193
Equity	59	62	65	59	65	68	73	63
Currency	12	12	12	12	12	6	12	4

Part I – Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

TRH’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports TRH files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II – Item 1. Legal Proceedings

Various regulators including the New York State Attorney General have commenced investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions. In connection with these investigations, AIG has asked TRH, as a subsidiary of AIG, to review its documents and practices and TRH has been cooperating with AIG in such request and will continue to cooperate in producing documents and other information in response to all requests.

In April 2005, TRH received subpoenas from the Insurance Departments of Florida and Georgia seeking information relating to finite insurance and reinsurance transactions. In addition, TRH has received a subpoena from the Insurance Department of New York seeking information relating to Transatlantic Reinsurance Company’s (TRC) relationship and transactions with Sunrise Professional Indemnity, Ltd., a foreign reinsurer providing reinsurance to TRC, and Gallagher Healthcare Insurance Services, Inc., a provider of insurance and risk management services to healthcare providers and a wholly owned subsidiary of Arthur J. Gallagher & Co., Inc.

TRH is in the process of responding to these subpoenas and intends to cooperate with these regulatory requests. At this time, it is not possible to predict the impact, if any, that these inquiries may have on TRH's business or financial results.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of the Company’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. In the first quarter of 2005, the Company repurchased 36,700 shares of its common stock as detailed below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs at End of Months

January 2005	19,200	$60.30	19,200	255,650
February 2005	6,000	65.51	6,000	249,650
March 2005	11,500	67.37	11,500	238,150

Total	36,700	$63.37	36,700	238,150

Part II – Item 6. Exhibits

See accompanying Exhibit Index.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSATLANTIC HOLDINGS, INC.
(Registrant)
/s/ STEVEN S. SKALICKY
Steven S. Skalicky
On behalf of the registrant and in his capacity as Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 10, 2005

EXHIBIT INDEX

Exhibit Number	Description	Location

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Provided herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Provided herewith.