Form 10-Q
period 2005-06-30
TRANSATLANTIC HOLDINGS INC
filed 2005-08-08
CIK 862510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to ________

Commission File Number        1-10545

TRANSATLANTIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3355897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

80 Pine Street, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 770-2000

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

YES	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2005.      65,854,373

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2005 and December 31, 2004

	(Unaudited) 2005	2004
ASSETS	(in thousands, except share data)
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (market value: 2005-$1,233,946; 2004-$1,120,789)	$1,186,133	$1,091,464
Available for sale, at market value (amortized cost: 2005-$5,205,617; 2004-$5,130,081) (pledged, at market value: 2005-$790,159; 2004-$823,155)	5,436,235	5,323,722
Equities:
Common stocks available for sale, at market value (cost: 2005-$589,576; 2004-$565,137) (pledged, at market value: 2005-$60,624; 2004-$30,228)	619,963	614,252
Nonredeemable preferred stocks available for sale, at market value (cost: 2005-$18,986; 2004-$18,008)	18,982	17,948
Other invested assets	199,527	178,499
Short-term investment of funds received under securities loan agreements	866,713	875,081
Short-term investments, at cost which approximates market value	29,714	42,602
Cash and cash equivalents	117,374	143,435
Total investments and cash	8,474,641	8,287,003
Accrued investment income	102,237	94,671
Premium balances receivable, net	623,550	647,894
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	257,665	272,362
Other	767,287	704,372
Deferred acquisition costs	205,190	203,061
Prepaid reinsurance premiums	99,206	97,532
Deferred income taxes	248,603	236,710
Other assets	62,833	61,687
Total assets	$10,841,212	$10,605,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$6,047,582	$5,941,464
Unearned premiums	1,067,800	1,057,265
Payable under securities loan agreements	866,713	875,081
Other liabilities	136,916	144,353
Total liabilities	8,119,011	8,018,163

Preferred Stock, $1.00 par value; shares authorized: 5,000,000	–	–
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2005-66,801,273; 2004-66,711,866	66,801	66,712
Additional paid-in capital	206,226	191,403
Accumulated other comprehensive income	75,049	95,234
Retained earnings	2,393,628	2,249,393
Treasury Stock, at cost; 2005-946,900; 2004-884,100 shares of common stock	(19,503)	(15,613)
Total stockholders’ equity	2,722,201	2,587,129
Total liabilities and stockholders’ equity	$10,841,212	$10,605,292

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Revenues:
Net premiums written	$883,684	$927,197	$1,769,034	$1,834,667
Increase in net unearned premiums	(21,996)	(31,693)	(19,433)	(46,016)
Net premiums earned	861,688	895,504	1,749,601	1,788,651
Net investment income	83,770	72,851	168,577	144,899
Realized net capital gains	1,921	2,215	10,921	9,464

	947,379	970,570	1,929,099	1,943,014

Expenses:
Net losses and loss adjustment expenses	611,706	617,159	1,257,513	1,239,370
Net commissions	217,286	230,149	418,719	449,258
Other underwriting expenses	19,998	17,994	39,605	36,182
Increase in deferred acquisition costs	(1,854)	(8,569)	(2,129)	(12,436)
Other deductions, net	2,761	1,362	5,048	2,679

	849,897	858,095	1,718,756	1,715,053

Income before income taxes	97,482	112,475	210,343	227,961
Income taxes	18,255	24,651	41,753	50,484

Net income	$79,227	$87,824	$168,590	$177,477

Net income per common share:
Basic	$1.20	$1.34	$2.56	$2.70
Diluted	1.20	1.32	2.55	2.68

Dividends per common share	0.120	0.100	0.220	0.188

Weighted average common shares outstanding:
Basic	65,837	65,719	65,828	65,676
Diluted	66,144	66,287	66,189	66,252

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004

	(in thousands)

Net cash provided by operating activities	$331,440	$432,507

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	280,499	289,447
Proceeds of fixed maturities available for sale redeemed or matured	138,938	173,803
Proceeds of equities sold	413,891	390,942
Purchase of fixed maturities held to maturity	(96,264)	(144,728)
Purchase of fixed maturities available for sale	(622,299)	(695,516)
Purchase of equities	(431,536)	(385,170)
Net purchase of other invested assets	(16,016)	(94,830)
Net sale (purchase) of short-term investment of funds received under securities loan agreements	8,368	(249,819)
Net sale of short-term investments	12,887	8,488
Change in other liabilities for securities in course of settlement	(20,060)	487
Other, net	1,580	(655)
Net cash used in investing activities	(330,012)	(707,551)
Cash flows from financing activities:
Net funds (disbursed) received under securities loan agreements	(8,368)	249,819
Dividends to stockholders	(13,167)	(11,561)
Proceeds from common stock issued	1,294	5,000
Acquisition of treasury stock	(3,890)	–
Other, net	(58)	(106)
Net cash (used in) provided by financing activities	(24,189)	243,152
Effect of exchange rate changes on cash and cash equivalents	(3,300)	1,089
Change in cash and cash equivalents	(26,061)	(30,803)
Cash and cash equivalents, beginning of period	143,435	182,887
Cash and cash equivalents, end of period	$117,374	$152,084

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

	(in thousands)

Net income	$79,227	$87,824	$168,590	$177,477

Other comprehensive income (loss):
Net unrealized appreciation (depreciation) of investments:
Net unrealized holding gains (losses)	95,552	(143,373)	31,797	(125,008)
Related income tax effect	(33,443)	50,181	(11,128)	43,753
Reclassification adjustment for gains included in net income	(1,921)	(2,215)	(10,921)	(9,464)
Related income tax effect	672	775	3,822	3,312
	60,860	(94,632)	13,570	(87,407)

Net unrealized currency translation (loss) gain	(5,060)	6,023	(51,931)	(49,374)
Related income tax effect	1,771	(2,108)	18,176	17,281
	(3,289)	3,915	(33,755)	(32,093)

Other comprehensive income (loss)	57,571	(90,717)	(20,185)	(119,500)

Comprehensive income (loss)	$136,798	($2,893)	$148,405	$57,977

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2004 and Form 10-Q filing for the quarter ended March 31, 2005.

2.	Net Income Per Common Share

Net income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income (numerator)	$79,227	$87,824	$168,590	$177,477

Weighted average common shares outstanding used in the computation of net income per share:
Average shares issued	66,773	66,583	66,748	66,540
Less: Average shares in treasury	936	864	920	864
Average outstanding shares - basic (denominator)	65,837	65,719	65,828	65,676
Average potential shares, principally stock options (a)	307	568	361	576
Average outstanding shares - diluted (denominator)	66,144	66,287	66,189	66,252
Net income per common share:
Basic	$1.20	$1.34	$2.56	$2.70
Diluted	1.20	1.32	2.55	2.68

(a)	Excludes the immaterial effect of pro rated anti-dilutive potential shares in each of the periods included in the table.
3.	Impact of Catastrophe Losses

Net income for the three and six months ended June 30, 2005 include pre-tax aggregate net catastrophe losses of $5.1 million and $30.4 million, respectively, or $3.1 million and $21.9 million after tax, respectively, arising from European Windstorm Erwin (approximately $14.9 million on a pre-tax basis), which occurred in the first quarter of 2005, and from net adverse loss reserve development on catastrophes occurring in 2004. Aggregate net losses recorded for catastrophes represent TRH’s best estimate of aggregate ultimate net losses for such events based upon information presently available.

3.	Impact of Catastrophe Losses (continued)

The portion of gross adverse loss reserve development on catastrophes that occurred in 2004 which is recoverable under TRH’s reinsurance protections gave rise to $19.1 million of ceded reinstatement premiums in the second quarter of 2005, which served to reduce net premiums written and earned by such amount.

4.	Stock-Based Compensation

On January 1, 2003, TRH adopted the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method of transition. That method requires application of such recognition provisions under the fair-value method to all stock-based compensation awards granted, modified or settled on or after the date of adoption. Accordingly, net income in the second quarters and first six months of 2005 and 2004 reflect stock-based compensation expenses, primarily related to stock options granted in 2003 and thereafter and, in the three and six months ended June 30, 2005 only, to TRH employees’ participation in past Starr International Company (SICO) Deferred Compensation Profit Participation Plans (the SICO Plans). (See Note 9(c).) Such expenses are included in the Consolidated Statements of Operations as a component of other deductions, net. Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted under SFAS No. 123.

Had compensation cost been charged to earnings in accordance with the fair-value based method as prescribed in SFAS No. 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123), TRH’s net income and net income per common share (on a pro forma basis) would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income:
As reported	$79,227	$87,824	$168,590	$177,477
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,452	515	2,258	1,050
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,922)	(1,098)	(3,068)	(2,263)
Pro forma	$78,757	$87,241	$167,780	$176,264

Net income per common share:
As reported:
Basic	$1.20	$1.34	$2.56	$2.70
Diluted	1.20	1.32	2.55	2.68
Pro forma:
Basic	1.20	1.33	2.55	2.68
Diluted	1.19	1.32	2.53	2.66

While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in the second quarters and first six months of 2005 and 2004 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to net income, as those charges under the prospective method of transition will not reflect costs associated with stock compensation issued or granted prior to January 1, 2003.

5.	Reinsurance

Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)

Gross premiums written	$975,669	$1,038,052	$1,971,510	$2,080,114
Reinsurance premiums ceded	(91,985)	(110,855)	(202,476)	(245,447)
Net premiums written	$883,684	$927,197	$1,769,034	$1,834,667

Gross premiums earned	$965,525	$1,008,072	$1,950,403	$1,997,657
Reinsurance premiums ceded	(103,837)	(112,568)	(200,802)	(209,006)
Net premiums earned	$861,688	$895,504	$1,749,601	$1,788,651

Gross incurred losses and loss adjustment expenses	$708,563	$672,294	$1,351,071	$1,313,244
Reinsured losses and loss adjustment expenses ceded	(96,857)	(55,135)	(93,558)	(73,874)
Net losses and loss adjustment expenses	$611,706	$617,159	$1,257,513	$1,239,370

6.	Cash Dividends

During the second quarter of 2005, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.12 per common share, or approximately $7.8 million in the aggregate, payable on September 16, 2005.

7.	Income Taxes

Income taxes paid, net of recoveries of income taxes previously paid, as applicable, in the second quarter totaled $62.6 million and $80.9 million in 2005 and 2004, respectively. For the first six months of 2005 and 2004, income taxes paid, net of recoveries of income taxes previously paid, as applicable, totaled $42.5 million and $96.9 million, respectively.

8.	Segment Information

The Domestic segment includes financial data from branches located in the United States other than the Miami branch. The International – Europe segment includes financial data from the London and Paris branches and Trans Re Zurich. International – Other (an aggregation of non-material segments) includes financial data from the Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches.

8.	Segment Information (continued)

The following tables present a summary of comparative financial data by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Domestic:

Net premiums written(a)	$389,777	$473,570	$799,406	$970,386
Net premiums earned(a)(b)	371,417	440,396	765,749	935,808
Net investment income	52,312	47,803	107,121	95,630
Realized net capital gains	2,159	1,094	10,691	8,306
Revenues	425,888	489,293	883,561	1,039,744
Net losses and loss adjustment expenses(c)	299,537	322,107	597,031	670,752
Underwriting expenses(d)	106,161	119,492	201,090	256,004
Underwriting (loss) profit(e)	(29,767)	7,538	(24,337)	18,653
Income before income taxes	21,544	55,453	88,498	120,396

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
International-Europe:

Net premiums written(a)	$383,407	$349,242	$756,262	$677,496
Net premiums earned(a)(b)	381,235	371,202	761,603	678,179
Net investment income	26,782	21,351	52,160	41,777
Realized net capital gains (losses)	7	(58)	78	(871)
Revenues(f)	408,024	392,495	813,841	719,085
Net losses and loss adjustment expenses(c)	257,640	254,236	532,777	481,565
Underwriting expenses(d)	95,406	99,221	184,664	171,605
Underwriting profit(e)	25,385	12,044	40,049	24,571
Income before income taxes	52,784	32,853	92,127	64,975

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
International-Other:

Net premiums written(a)	$110,500	$104,385	$213,366	$186,785
Net premiums earned(a)(b)	109,036	83,906	222,249	174,664
Net investment income	4,676	3,697	9,296	7,492
Realized net capital (losses) gains	(245)	1,179	152	2,029
Revenues	113,467	88,782	231,697	184,185
Net losses and loss adjustment expenses(c)	54,529	40,816	127,705	87,053
Underwriting expenses(d)	35,717	29,430	72,570	57,831
Underwriting profit(e)	18,934	19,189	20,181	33,053
Income before income taxes	23,154	24,169	29,718	42,590

8.	Segment Information (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Consolidated:

Net premiums written(a)	$883,684	$927,197	$1,769,034	$1,834,667
Net premiums earned(a)(b)	861,688	895,504	1,749,601	1,788,651
Net investment income	83,770	72,851	168,577	144,899
Realized net capital gains	1,921	2,215	10,921	9,464
Revenues	947,379	970,570	1,929,099	1,943,014
Net losses and loss adjustment expenses(c)	611,706	617,159	1,257,513	1,239,370
Underwriting expenses(d)	237,284	248,143	458,324	485,440
Underwriting profit(e)	14,552	38,771	35,893	76,277
Income before income taxes	97,482	112,475	210,343	227,961
______________
(a)

The portion of gross adverse development on catastrophe losses that occurred in 2004 which is recoverable under TRH’s reinsurance protections gave rise to $19.1 million of ceded reinstatement premiums (representing $6.0 million from Domestic operations, $6.0 million from International - Europe and $7.1 million from International - Other) in the second quarter and first six months of 2005, which amount served to reduce net premiums written and earned.

(b)

Net premiums earned from affiliates approximate $106.7 million and $123.5 million for the three months ended June 30, 2005 and 2004, respectively, and $207.3 million and $255.4 million for the six months ended June 30, 2005 and 2004, respectively, and are included primarily in Domestic and International-Europe.

(c)

Net losses and loss adjustment expenses for the three months ended June 30, 2005 included pre-tax net catastrophe losses (including amounts related to net adverse development of 2004 catastrophe losses) of $5.1 million (representing $22.8 million from Domestic operations, $0.9 million from International - Europe and ($18.6) million from International - Other). Net losses and loss adjustment expenses for the six months ended June 30, 2005 included pre-tax net catastrophe losses (including amounts related to net adverse development of 2004 catastrophe losses) of $30.4 million (representing $22.5 million from Domestic operations, $10.0 million from International - Europe and ($2.1) million from International - Other).

(d)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.
(e)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.
(f)

Revenues from the London, England office totaled $210.5 million and $223.6 million for the three months ended June 30, 2005 and 2004, respectively, and $424.6 million and $422.9 million for the six months ended June 30, 2005 and 2004, respectively. Revenues from the Paris, France office totaled $100.1 million and $73.2 million for the three months ended June 30, 2005 and 2004, respectively, and $194.8 million and $134.7 million for the six months ended June 30, 2005 and 2004, respectively. Revenues from Trans Re Zurich totaled $97.4 million and $95.6 million for the three months ended June 30, 2005 and 2004, respectively, and $194.5 million and $161.5 million for the six months ended June 30, 2005 and 2004, respectively.

9.	Related Party Transactions

(a) Transactions with American International Group, Inc. (AIG) and its subsidiaries

As of June 30, 2005 and June 30, 2004, AIG beneficially owned approximately 60% of Transatlantic Holdings, Inc.’s outstanding common stock. Approximately $158.5 million (16.2%) and $182.7 million (17.6%) in the second quarters of 2005 and 2004, respectively, and approximately $309.7 million (15.7%) and $382.2 million (18.4%) in the first six months of 2005 and 2004, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of AIG. (The preceding amounts include transactions with C.V. Starr & Co., Inc. (Starr) as described in Note 9(b).) The great majority of such gross premiums written were recorded in the other liability, property, medical malpractice, marine and aviation and, in 2004 only, auto liability lines.

9.	Related Party Transactions (continued)

Of the amounts above, $60.7 million and $118.7 million in the second quarters of 2005 and 2004, respectively, and $128.5 million and $210.2 million in the first six months of 2005 and 2004, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH (of which $36.7 million and $50.3 million in the second quarters of 2005 and 2004, respectively, and $76.4 million and $99.8 million in the first six months of 2005 and 2004, respectively, were subsequently ceded in an equal amount to other AIG subsidiaries).

(b) Transactions with Starr

Starr, a private holding company, owned approximately 1.8% of AIG’s common stock at March 31, 2005. Certain of Starr’s subsidiaries operate as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, produce reinsurance business for TRH. TRH paid commissions to Starr subsidiaries of $2.7 million and $4.4 million in the second quarters of 2005 and 2004, respectively, and $5.5 million and $5.6 million in the first six months of 2005 and 2004, respectively, for such reinsurance purchased by subsidiaries of AIG totaling $16.5 million and $24.5 million for the second quarters of 2005 and 2004, respectively, and $31.0 million and $31.8 million in the first six months of 2005 and 2004, respectively.

(c) Compensation to Certain TRH Employees from SICO

As a result of AIG recording compensation expense related to the SICO Plans, TRH has determined that, as a subsidiary of AIG, it is appropriate to record the compensation expense related to its employees’ participation in such plans.

As total SICO compensation expense for each year prior to 2005 would not have been material to any such prior year, in the first quarter of 2005, TRH recorded the total amount of compensation expense related to the SICO Plans that would have been recorded in all prior periods through December 31, 2004 as a reduction of retained earnings on the Consolidated Balance Sheet of $9.9 million, with a corresponding increase to additional paid-in capital, and with no net effect on total stockholders’ equity or cash flows.

In making this determination, TRH has evaluated the impact that expense recognition would have had on all prior years to which SICO Plans compensation would have applied. In addition, these amounts have been calculated as variable stock awards, which consider the fair market value of AIG common stock at each measurement date, and would include any distributions made under the SICO Plans.

In the second quarter and first six months of 2005, TRH recorded compensation expense related to the past SICO Plans of $1.1 million with a corresponding increase to additional paid-in capital. TRH will record compensation expense related to the SICO Plans in all future periods.

In 1975, the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of approximately 12% of AIG’s outstanding common stock as of March 31, 2005, and which has no direct ownership interest in TRH, decided that a portion of the capital value of SICO (AIG shares or their cash equivalent) should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including TRH. None of the costs of these benefits provided under the SICO Plans were paid by TRH.

10.	Contingencies

Various regulators including the New York State Attorney General are conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions. In connection with these investigations, AIG has asked TRH, as a subsidiary of AIG, to review its documents and practices and TRH has been cooperating with AIG in such request and will continue to cooperate in producing documents and other information in response to all requests.

10.	Contingencies (continued)

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

In July 2005, TRH received subpoenas from the Insurance Department of the State of Oklahoma. The subpoenas seek information related to so-called bid rigging or the use of “fictitious quotes” or “inflated quotes” through intermediaries in the placing of insurance for “Insureds” or “Public Entities” domiciled in Oklahoma. The subpoenas also seek information related to the amount of compensation received or paid by TRH to or from any intermediary and charged to the “insured” or “Public Entity” domiciled in Oklahoma.

TRH is in the process of responding to these subpoenas and intends to cooperate with these regulatory requests. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

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

Part I – Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

JUNE 30, 2005

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion), Transatlantic Holdings, Inc. and its subsidiaries (TRH) presents its operations in the way it believes will be most meaningful. TRH’s unpaid losses and loss adjustment expenses net of related reinsurance recoverable (loss reserves) and TRH’s combined ratio and its components are included herein and presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

FINANCIAL STATEMENTS

The following discussion refers to the consolidated financial statements of TRH as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004, which are presented elsewhere herein. Financial data discussed below have been affected by related party transactions as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements.

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

TRH’s operating strategy emphasizes product and geographic diversification as key elements in controlling its level of risk concentration. TRH also adjusts its mix of business to take advantage of market opportunities. Over time, TRH has also capitalized on market opportunities when they arise by strategically expanding operations in an existing location or opening a branch or representative office in new locations (except for the acquisition of TRZ in 1996). TRH’s operations that serve international markets leverage TRH’s product knowledge, worldwide resources and financial strength, typically utilizing indigenous management and staff with a thorough knowledge of local markets and product characteristics.

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

American International Group, Inc. (AIG), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 60% of the common stock of the Company as of June 30, 2005.

TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are in fixed maturity securities with an average duration of 5.1 years as of June 30, 2005. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(dollars in millions)
Revenues	$947.4	$970.6	(2.4)%	$1,929.1	$1,943.0	(0.7)%
Income before income taxes	97.5	112.5	(13.3)	210.3	228.0	(7.7)
Net income	79.2	87.8	(9.8)	168.6	177.5	(5.0)

CONSOLIDATED RESULTS AND MARKET CONDITIONS

Revenues for the second quarter of 2005 decreased slightly compared to the same prior year period, principally due to a decrease in domestic net premiums earned offset, in part, by increases in international net premiums earned and consolidated net investment income. Revenues for the first six months of 2005 remained level with the comparable 2004 period, as a decrease in domestic net premiums earned was offset by increases in international net premiums earned and consolidated net investment income. The decline in domestic net premiums earned in the 2005 periods compared to the same 2004 periods resulted, in part, from higher ceding company retentions in recent periods and the continuing trend of softening primary and reinsurance rates in most classes. The increase in second quarter 2005 international net premiums earned emanates principally from the Paris and Miami offices offset, in part, by a decrease in London. The increase in international net premiums earned in the first half of 2005 emanates principally from Europe and, to a lesser extent, the Miami office. For both 2005 periods, the higher international net premiums earned results primarily from increased coverage provided, and, to a lesser extent, the residual impact of rate improvements resident in certain underwriting year 2004 business (compared to the prior year) booked in 2005 coupled with the impact of foreign exchange rates which strengthened against the U.S. dollar compared to the same prior year periods. (Underwriting year represents the year in which the coverage period for a reinsurance contract begins). The portion of gross adverse loss reserve development on catastrophes that occurred in 2004 which is recoverable under TRH’s reinsurance protections gave rise to $19.1 million of ceded reinstatement premiums in the second quarter and first six months of 2005, which amount served to reduce net premiums written and earned and affected underwriting results by such amount. Ceded reinstatement premiums were minimal in the comparable year ago periods.

Overall, primary and reinsurance rates continued to soften, both domestically and internationally, while terms and conditions have generally held firm. With certain exceptions, property lines continue to experience rate decreases on both primary and reinsurance contracts, but remained more favorable with respect to catastrophe business. While modest rate reductions are prevalent on primary business, casualty rates generally remain firm on the treaty reinsurance side. Market conditions are generally stronger for longer tail casualty lines due, in part, to elevated industry-wide loss activity in recent years (that also materially affected TRH) experienced in certain of those lines related principally to losses occurring in 1997 through 2001. However, as a practical matter, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms associated with reinsurance agreements, particularly for pro rata reinsurance business.

The existence of generally firm or more favorable market conditions in certain markets and for certain classes do not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there is no guarantee that these conditions will remain in effect as TRH cannot predict, with any reasonable certainty, future market conditions.

The three and six months ended June 30, 2005 include net pre-tax catastrophe losses of $5.1 million and $30.4 million, respectively, arising from European Windstorm Erwin (approximately $14.9 million), which occurred in the first quarter of 2005, and from net adverse loss reserve development on catastrophes occurring in 2004. The first six months of 2004 contained no significant catastrophe losses related to catastrophes occurring in that period.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

Income before income taxes and net income both decreased in the second quarter and first six months of 2005 each as compared to the same prior year periods principally due to decreased underwriting profit for certain of the reasons discussed earlier, partially offset by increased net investment income. The differences in the period over period percentage decreases between income before income taxes and net income are due to a lower effective tax rate (resulting primarily from the fact that, as a result of a decline in underwriting profit between periods, tax-exempt net investment income represents a larger portion of pre-tax income in 2005 compared to the same 2004 periods) in the 2005 periods. Underwriting profit (loss) is defined as net premiums earned less net losses and loss adjustment expenses, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs. (See OPERATIONAL REVIEW for further discussion.)

Further information related to items discussed in this EXECUTIVE OVERVIEW may be found throughout this Management’s Discussion.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

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

The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(dollars in millions)
Net premiums written	$883.7	$927.2	(4.7)%	$1,769.0	$1,834.7	(3.6)%
Net premiums earned	861.7	895.5	(3.8)	1,749.6	1,788.7	(2.2)
Net investment income	83.8	72.9	15.0	168.6	144.9	16.3

Net premiums written for the second quarter and first six months of 2005 decreased compared with the same periods in 2004, as a result of decreased domestic net premiums written, partially offset by increased international net premiums written. On a worldwide basis, casualty lines business represented 70.0% of net premiums written in the first six months of 2005 versus 73.2% in the comparable 2004 period. The balance represented property lines. Treaty business represented 95.7% of net premiums written in the first six months of 2005 versus 96.6% in the year ago period. The balance represented facultative accounts.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

In the 2005 periods as compared to their respective 2004 periods, the decreases in net premiums written were offset, in part, due to the strengthening of certain foreign currencies in which TRH does business compared to the U.S. dollar. The following table summarizes the effect of foreign currency exchange rates on the changes in net premiums written in the 2005 periods compared to the same 2004 periods:

	Three Months Ended June 30,	Six Months Ended June 30,
Decrease in orignal currency	(5.9)%	(5.4)%
Foreign exchange effect	1.2	1.8
Decrease as reported in U.S. dollars	(4.7)%	(3.6)%

Domestic net premiums written decreased in the second quarter of 2005 by $83.8 million, or 17.7%, compared to the second quarter of 2004, to $389.8 million, with significant decreases occurring in the auto liability and accident and health lines of $56.7 million and $14.8 million, respectively. Domestic net premiums written decreased in the first six months of 2005 by $171.0 million, or 17.6%, compared to the same prior year period, with significant decreases occurring in the auto liability, other liability, medical malpractice, surety and property lines of $73.1 million, $26.3 million, $22.2 million, $16.3 million and $15.1 million, respectively. These decreases were mostly attributable to higher ceding company retentions in recent periods and the continuing trend of softening primary and reinsurance rates in most classes. See discussion of the impact of ceded reinstatement premiums later in this section.

International net premiums written increased in the second quarter of 2005 by $40.3 million, or 8.9%, over the same prior year period, to $493.9 million, led by Paris and TRZ with increases of $34.4 million and $13.3 million, respectively. In the second quarter of 2005 compared to the same 2004 quarter, international net premiums written increased significantly in the property, accident and health, other liability and ocean marine lines with increases of $18.1 million, $14.3 million, $13.8 million and $10.3 million, respectively, partially offset by a significant decrease in the auto liability line of $17.4 million. International net premiums written increased in the first half of 2005 by $105.3 million, or 12.2%, over the comparable 2004 period, to $969.6 million, led by Paris and TRZ with increases of $68.7 million and $29.0 million, respectively. In the first half of 2005 compared to the first half of 2004, international net premiums written increased significantly in the property, other liability, ocean marine and accident and health lines with increases of $55.1 million, $38.7 million, $25.2 million and $22.5 million, respectively, partially offset by a significant decrease in the auto liability line of $53.9 million. The increases in international net premiums written in the second quarter and first half of 2005 resulted, in part, from the impact of foreign exchange rate movements as discussed above. International business represented 54.8% of worldwide net premiums written for the first six months of 2005 compared to 47.1% for the respective 2004 period. Despite rate slippage also occurring internationally, favorable opportunities were generally more plentiful internationally than domestically. (See discussion of market conditions under CONSOLIDATED RESULTS AND MARKET CONDITIONS.)

In addition, the portion of gross adverse loss reserve development on catastrophes that occurred in 2004 which is recoverable under TRH’s reinsurance protections gave rise to $19.1 million of ceded reinstatement premiums in the second quarter and first six months of 2005 results (domestic $6.0 million; international $13.1 million) that served to reduce net premiums written and earned and affected underwriting results by a like amount in those periods. Ceded reinstatement premiums in the comparable year ago periods were not significant.

Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written.

As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

Net investment income increased in the second quarter and first six months of 2005, each as compared to the same prior year period, due principally to the net investment (primarily in fixed maturities) of significant positive cash flow from operating activities generated in recent periods. The pre-tax effective yield on investments was 4.0%, for each of the three and six month periods ending June 30, 2005 compared to 4.0% and 4.1% for the prior year three and six month periods, respectively. The pre-tax effective yield on investments represents annualized pre-tax net investment income from investments for the periods indicated divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods.

Pre-tax realized net capital gains totaled $1.9 million and $2.2 million for the second quarters of 2005 and 2004, respectively. Pre-tax realized net capital gains totaled $10.9 million and $9.5 million for the first six months of 2005 and 2004, respectively. Realized capital gains and losses are generally the result of investment dispositions which reflect TRH’s investment and tax planning strategies to maximize after-tax income. In addition, pre-tax realized net capital gains include charges for write-downs related to certain securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. There were no such write-downs in the second quarters of 2005 and 2004. Such write-downs were insignificant in the first six months of 2005. In the first six months of 2004, pre-tax realized net capital gains included charges for write-downs totaling $6.2 million related to other invested assets. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in the determination of such write-downs.)

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

The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consolidated:
Loss and loss adjustment expense ratio	71.0	68.9	71.9	69.3
Underwriting expense ratio	26.8	26.8	25.9	26.5
Combined ratio	97.8	95.7	97.8	95.8
Domestic:
Loss and loss adjustment expense ratio	80.7	73.2	78.0	71.7
Underwriting expense ratio	27.2	25.2	25.1	26.4
Combined ratio	107.9	98.4	103.1	98.1
International:
Loss and loss adjustment expense ratio	63.7	64.8	67.2	66.7
Underwriting expense ratio	26.5	28.4	26.5	26.5
Combined ratio	90.2	93.2	93.7	93.2

The loss and loss adjustment expense ratio deterioration for consolidated TRH in both the second quarter and first six months of 2005, each as compared to the same 2004 periods, related primarily to domestic operations. Net pre-tax catastrophe losses related to events occurring in 2004 and 2005 totaled $5.1 million (domestic $22.8 million; international ($17.7) million) for the second quarter of 2005 and $30.4 million (domestic $22.5 million; international $7.9 million) for the first six months of 2005. European Windstorm Erwin accounted for approximately $14.9 million of the net pre-tax catastrophe losses in the first six months of 2005, with the balance representing net adverse loss reserve development on catastrophes occurring in 2004. In addition, the three and six month periods ended June 30, 2005 include ceded reinstatement premiums of $19.1 million (domestic $6.0 million; international $13.1 million) related to gross adverse loss reserve development on catastrophes that occurred in 2004 which is recoverable under TRH’s reinsurance protections, as discussed earlier. Such reinstatement premiums, which reduced net premiums written and earned, affected each of the three categories of ratios presented earlier.

The net catastrophe losses discussed above in the aggregate added (reduced) 0.6, 6.1 and (3.6) to each of the second quarter of 2005 loss and loss adjustment expense ratios and combined ratios for consolidated TRH, domestic and international, respectively. Net catastrophe losses in the aggregate added 1.7, 2.9 and 0.8 to each of the first six months of 2005 loss and loss adjustment expense ratios and combined ratios for consolidated TRH, domestic and international, respectively. The first six months of 2004 contained no significant net catastrophe losses related to catastrophes occurring in that period. (See discussion under SEGMENT RESULTS for the amount of net pre-tax catastrophe losses by segment.)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

In addition, consolidated net losses and loss adjustment expenses includes net adverse development related to losses occurring in prior years (including amounts related to 2004 catastrophe losses) which, in total, approximated $35 million and $50 million for the second quarters of 2005 and 2004, respectively, and approximated $90 million and $95 million for the first six months of 2005 and 2004, respectively. The great majority of such development related to domestic operations. For both the 2005 and 2004 periods, significant adverse loss reserve development was related to non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such classes as medical malpractice and D&O.

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

The underwriting expense ratio for consolidated TRH decreased in the first six months of 2005 compared to the same 2004 period due to a decrease of approximately 0.8 in the net commission component of the ratio, emanating from domestic and European operations, partially offset by an increase of approximately 0.2 in the other underwriting expense component of the ratio.

The increase in deferred acquisition costs for the second quarter and first six months of 2005 were each less than the comparable prior year period. Variances in the increase in deferred acquisition costs between periods are generally caused by differences in the increase in net unearned premiums in such periods. Acquisition costs (consisting primarily of net commissions incurred) are charged to earnings over the period in which the related premiums are earned.

Other deductions, net, for the second quarter and first six months of 2005 includes pre-tax stock compensation expenses of $2.1 million and $3.2 million, respectively. A component of such compensation expense, namely, $1.1 million in each of those periods, relates to TRH employees’ participation in past Starr International Company (SICO) Deferred Compensation Profit Participation Plans (the SICO Plans). Other deductions, net, for the second quarter and first six months of 2004 includes pre-tax stock compensation expenses of $0.7 million and $1.4 million, respectively. No stock compensation expense was recorded by TRH relative to the SICO Plans in 2004. (See Notes 4 and 9(c) of Notes to Condensed Consolidated Financial Statements.) Other deductions, net, also contains currency transaction gains and losses and other miscellaneous income and expense items.

Income before income taxes amounted to $97.5 million in the second quarter of 2005 versus $112.5 million in the second quarter of 2004. The decrease in income before income taxes in the second quarter of 2005 as compared to the comparable prior year period was due to a change to an underwriting loss in domestic operations in 2005 from an underwriting profit in 2004 offset, in part, by increases in International – Europe underwriting profit and consolidated net investment income, each in the second quarter of 2005. Income before income taxes totaled $210.3 million in the first six months of 2005 compared to $228.0 million in the same 2004 period. The decrease in income before income taxes in the first six months of 2005 as compared to the same prior year period was due to a decrease in underwriting profit in the Domestic and International – Other segments, partially offset by an increase in net investment income in all segments and increased underwriting profit in the International – Europe segment.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

Federal and foreign income tax expense of $18.3 million and $24.7 million were recorded in the second quarters of 2005 and 2004, respectively. Federal and foreign income tax expense of $41.8 million and $50.5 million were recorded in the first six months of 2005 and 2004, respectively. The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will also include as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

The effective tax rates, which represent income taxes divided by income before income taxes, were 18.7% and 21.9% in the second quarters of 2005 and 2004, respectively, and were 19.8% and 22.1% in the first six months of 2005 and 2004, respectively. The lower effective tax rate in the second quarter and first six months of 2005 compared to the same prior year periods resulted primarily from the fact that, as a result of a decline in underwriting profit between periods, tax-exempt investment income represented a larger portion of income before income taxes in the 2005 periods compared to the comparable prior year periods.

Net income for the second quarter of 2005 was $79.2 million, or $1.20 per common share (diluted), compared to net income of $87.8 million, or $1.32 per common share (diluted), in the 2004 second quarter. Net income for the first six months of 2005 was $168.6 million, or $2.55 per common share (diluted), compared to net income of $177.5 million, or $2.68 per common share (diluted), in the first six months of 2004. Reasons for the changes in the components of net income between periods are as discussed earlier in RESULTS OF OPERATIONS.

SEGMENT RESULTS

(a) Domestic:

Comparing the results for the three and six month periods ended June 30, 2005 with the same prior year periods, revenues decreased due primarily to decreases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS.

Income before income taxes decreased in both the second quarter and first six months of 2005 as compared to the same 2004 periods primarily due to a change to an underwriting loss in the 2005 periods from an underwriting profit in the 2004 periods, partially offset by increased net investment income in the 2005 periods. The change to an underwriting loss in the 2005 periods is due to increased loss activity, which includes the impact of net pre-tax catastrophe losses related to events occurring in 2004 of $22.8 million and $22.6 million in the second quarter and first six months of 2005, respectively. Underwriting loss was adversely impacted by ceded reinstatement premiums of $6.0 million, as discussed earlier, in both the second quarter and first six months of 2005.

(b) International – Europe (London and Paris branches and TRZ):

Comparing the results for the three month period ended June 30, 2005 with the same prior year period, revenues increased due primarily to increases in net premiums written, net of the change in unearned premiums, principally in Paris, and increased net investment income in each location offset, in part, by decreases in net premiums written in London. The increase in International – Europe net premiums written occurred largely in the accident and health, other liability and ocean marine lines. For the first six months of 2005, revenues increased due primarily to increases in net premiums written, net of the change in unearned premiums, in Paris and TRZ and, to a lesser extent, increased net investment income in each location. The increase in net premiums written occurred largely in the other liability, property, accident and health and ocean marine lines, partially offset by significant decreases in the auto liability line. For the six month period, the increase in net premiums written was a result, in part, of the weakening U.S. dollar compared to the currencies in which premiums were written in the 2005 periods as compared to the same prior year periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

Income before income taxes in the second quarter of 2005 increased compared to the same 2004 quarter due primarily to increased underwriting profit and, to a lesser extent, increased net investment income in the 2005 quarter. Income before income taxes in the first six months of 2005 increased compared to the comparable prior year period due principally to increased underwriting profit and net investment income. Income before income taxes in the second quarter of 2005 included approximately $0.9 million of net pre-tax catastrophe losses. Income before income taxes in the first six months of 2005 included approximately $14.9 million of net pre-tax catastrophe losses related to European Windstorm Erwin, offset, in part, by approximately $4.9 million of net favorable development on 2004 catastrophe losses recorded in London. Underwriting profit was adversely impacted by ceded reinstatement premiums of $6.0 million in both the second quarter and first six months of 2005.

(c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

Revenues for the second quarter of 2005 increased compared to the same 2004 quarter due primarily to increased net premiums written, net of the change in unearned premiums, in each location, with the largest increase in Miami. The increase in net premiums written occurred largely in the property line offset, in part, by a significant decrease in the auto liability line. For the first six months of 2005, revenues increased over the comparable 2004 period due primarily to increased net premiums written, net of the change in unearned premiums in each location, with the largest increase in Miami. The increase in net premiums written occurred largely in the property line. For both the second quarter and six month period, the increase in net premiums written was a result, in part, of the weakening U.S. dollar compared to the currencies in which premiums were written in the 2005 periods as compared to the same prior year periods.

Income before income taxes in the three month period ended June 30, 2005 decreased compared to the same prior year period due primarily to a shift to realized net capital losses in 2005 from realized net capital gains in 2004. Income before income taxes for the first six months of 2005 decreased compared to the same 2004 period due principally to a decrease in underwriting profit in the 2005 period, partially offset by increased net investment income. Income before income taxes for the three and six month periods ended June 30, 2005 included net favorable development on pre-tax catastrophe losses occurring in 2004 of $18.6 million and $2.1 million, respectively. Underwriting profit was adversely impacted by ceded reinstatement premiums of $7.1 million in both the second quarter and first six months of 2005.

FINANCIAL CONDITION AND LIQUIDITY

As a holding company, the Company’s assets consist primarily of the stock of TRC and the Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the second quarters of 2005 and 2004, the Company received cash dividends from TRC of $9.5 million and $5.5 million, respectively. For the first six months of 2005 and 2004, the Company received cash dividends from TRC of $19.0 million and $11.3 million, respectively. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements. Funds are applied primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities, as well as the short-term investment of funds received under securities loan agreements. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

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

At June 30, 2005, total investments and cash were $8,474.6 million compared to $8,287.0 million at December 31, 2004. The increase was caused, in large part, by $331.4 million of cash provided by operating activities, offset, in part, by approximately $180 million of adverse foreign exchange impact due to the strengthening U.S. dollar against the currencies in which the investments are denominated over the first six months of 2005.

TRH’s fixed maturity investments, approximately 79.2% of total investments as of June 30, 2005, are predominantly investment grade, liquid securities, approximately 70.1% of which will mature in less than 10 years. The duration of the fixed maturity portfolio was 5.1 years as of June 30, 2005. Also as of that date, approximately 7.6% of total investments were in common and nonredeemable preferred stocks, approximately 2.4% of total investments were in other invested assets, including investments in partnerships, approximately 10.4% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.4% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2005 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates market value) of the lending agent, an AIG subsidiary, in these transactions. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $790.2 million and $60.6 million, respectively, as of June 30, 2005.

At June 30, 2005, gross unrealized gains and losses on all fixed maturities (including those held to maturity and carried at amortized cost) amounted to $282.2 million and $3.8 million, respectively. The increase in gross unrealized gains on such fixed maturities in the first six months of 2005 is due primarily to a slight decrease in market interest rates during that period. At June 30, 2005, gross unrealized gains and losses on equities amounted to $42.4 million and $12.0 million, respectively. The reduction in gross unrealized gains and increase in gross unrealized losses on such equities in the first six months of 2005 is due primarily to some weakness in the United States equity markets through June 30, 2005.

As of June 30, 2005, 93.3% of the fixed maturity portfolio was rated Aaa or Aa, an additional 6.6% was also rated investment grade or better and 0.1% was not rated. Also, as of June 30, 2005, TRH had no derivative instruments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

•	Trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time;
•

The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

•	In the opinion of management, it is possible that TRH may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

Once a security has been identified as other than temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price.

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

At June 30, 2005, unpaid losses and loss adjustment expenses totaled $6.05 billion, an increase of $106.1 million, or 1.8%, as compared to December 31, 2004. The components of the June 30, 2005 reserve consisted of $3.44 billion of reported amounts (“case reserves”) and $2.61 billion of IBNR amounts. The second quarter and first six months of 2005 included paid losses and loss adjustment expenses, net of reinsurance, of $72.7 million and $145.7 million, respectively, related to catastrophe losses principally occurring in 2004. An analysis of the change in unpaid losses and loss adjustment expenses for the first six months of 2005, with comparable 2004 data, follows:

	Six Months Ended June 30,
	2005	2004
	(in millions)
At beginning of year:
Unpaid losses and loss adjustment expenses	$5,941.5	$4,805.5
Less reinsurance recoverable	(960.9)	(849.1)
Net unpaid losses and loss adjustment expenses	4,980.6	3,956.4

Foreign exchange effect	(83.7)	44.3
Net losses and loss adjustment expenses incurred (including net adverse development on losses occurring in prior years of: 2005 - $90 million; 2004 - $95 million)	1,257.5	1,239.4
Net losses and loss adjustment expenses paid	1,097.7	870.7
At end of period:
Net unpaid losses and loss adjustment expenses	5,056.7	4,369.4
Plus reinsurance recoverable	990.9	880.0
Unpaid losses and loss adjustment expenses	$6,047.6	$5,249.4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

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

TRH believes that its reserve for unpaid losses and loss adjustment expenses at June 30, 2005 are adequate. While TRH periodically reviews the adequacy of established loss reserves and performs a comprehensive annual loss reserve review in the fourth quarter of each year, there can be no assurance that TRH’s ultimate loss reserves will not develop adversely and materially exceed TRH’s carried loss reserves as of June 30, 2005. In the future, if loss reserves develop adversely, such development could have a material adverse impact on future results of operations. (For further discussion of loss reserves see CRITICAL ACCOUNTING ESTIMATES.)

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

For the first six months of 2005, TRH’s operating cash flow was $331.4 million, a decrease of $101.1 million from the comparable 2004 period. The decrease was caused, in part, by increased losses and loss adjustment expenses paid, including approximately $146 million relating to catastrophe losses principally occurring in 2004, partially offset by lower income taxes paid (see Note 7 of Notes to Condensed Consolidated Financial Statements), each in the 2005 period.

Of total consolidated operating cash flows, $179.9 million and $277.3 million were derived from international operations in the first six months of 2005 and 2004, respectively. More than half of such cash flows were derived from London in each of those periods.

TRH believes that its balance of cash and cash equivalents of $117.4 million as of June 30, 2005 and its future cash flows will be sufficient to meet TRH’s cash requirements through the end of 2005 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

Generally, paid losses have been increasing in more recent years largely as a result of an increase in the amount of business TRH has written over the past several years and the recent elevated level of catastrophe losses. If paid losses accelerated significantly beyond TRH’s ability to fund such paid losses from current operating cash flows, TRH would be compelled to liquidate a portion of its investment portfolio and/or arrange for financing. Such events that may cause such a liquidity strain could be the result of several catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold in a depressed marketplace and/or reinsurance recoverable on such paid losses became uncollectible.

TRH’s operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. (See Part I – Item 3 for further discussion.)

TRH’s stockholders’ equity totaled $2.72 billion at June 30, 2005, an increase of $135.1 million from year-end 2004. The net increase consisted principally of net income of $168.6 million, offset by a decrease in accumulated other comprehensive income of $20.2 million and cash dividends declared of $14.5 million.

The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized currency translation loss, net of income taxes, of $33.8 million, caused, primarily, by a strengthening of the U.S. dollar, particularly against certain European currencies, since year end 2004, partially offset by net unrealized appreciation of investments, net of income taxes, of $13.6 million. The net unrealized appreciation of investments, net of income taxes, is composed principally of an increase of $24.0 million in unrealized appreciation of fixed maturities available for sale and a decrease of $12.1 million in unrealized appreciation of equities available for sale for reasons discussed earlier in this section.

Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the market value of fixed maturities and equities available for sale. Market values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

In addition, in the first six months of 2005 TRH has recorded a reduction of retained earnings of $9.9 million with a corresponding increase to additional paid-in capital and with no net effect on total stockholder’s equity related to compensation to certain TRH employees from SICO as discussed in Note 9(c) of Notes to Condensed Consolidated Financial Statements.

In the second quarter of 2005, the Company repurchased 26,100 shares of its common stock at an aggregate cost of $1.6 million as detailed in Part II – Item 2.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

JUNE 30, 2005

TRC maintains an insurance financial strength rating assigned by Moody’s Investors Service (Moody’s) of Aa2 (“Excellent”). On May 2, 2005, Moody’s issued a press release stating that this rating, with a previously negative “outlook,” was placed on review for possible downgrade. Moody’s indicated that TRC’s rating benefits from implied support of the Domestic Brokerage group of AIG and from AIG, the parent company. Moody’s stated that its review will focus on whether Transatlantic’s intrinsic financial strength supports the current rating or one notch lower at Aa3 (“Excellent”).

TRC, Putnam and Trans Re Zurich maintain insurer financial strength ratings assigned by Standard & Poor’s of “AA.”

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

TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first six months of 2005 and the year ending December 31, 2004 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

The following table presents the VaR on a combined basis and of each component of market risk for the six months ended June 30, 2005 and for the year ended December 31, 2004. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

Market Risk

(in millions)

	2005				2004
	As of June 30,	Average	High	Low	As of December 31,	Average	High	Low
Combined	$181	$189	$199	$181	$186	$181	$198	$166
Interest rate	207	216	228	207	214	206	214	193
Equity	49	58	65	49	65	68	73	63
Currency	15	13	15	12	12	6	12	4

Part I – Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports TRH files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II – Item 1. Legal Proceedings

Various regulators including the New York State Attorney General are conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions. In connection with these investigations, American International Group, Inc. (AIG) has asked Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH), as a subsidiary of AIG, to review its documents and practices and TRH has been cooperating with AIG in such request and will continue to cooperate in producing documents and other information in response to all requests.

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

In July 2005, TRH received subpoenas from the Insurance Department of the State of Oklahoma. The subpoenas seek information related to so-called bid rigging or the use of “fictitious quotes” or “inflated quotes” through intermediaries in the placing of insurance for “Insureds” or “Public Entities” domiciled in Oklahoma. The subpoenas also seek information related to the amount of compensation received or paid by TRH to or from any intermediary and charged to the “insured” or “Public Entity” domiciled in Oklahoma.

TRH is in the process of responding to these subpoenas and intends to cooperate with these regulatory requests. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. In the second quarter of 2005, Transatlantic Holdings, Inc. repurchased 26,100 shares of its common stock as detailed below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs at End of Months

April 2005	17,600	$61.92	17,600	220,550
May 2005	900	56.90	900	219,650
June 2005	7,600	55.49	7,600	212,050
Total	26,100	$59.87	26,100	212,050

Part II – Item 4. Submission of Matters to a Vote of Security Holders

At the Transatlantic Holdings, Inc. (the Company) Annual Meeting of Stockholders held on May 19, 2005, the stockholders:

(a) elected eight directors (which constitutes the Company’s entire Board of Directors, with one vacancy) for a one year term, as follows:

NOMINEE	SHARES FOR	SHARES WITHHELD

James Balog	62,346,420	234,829
Steven J. Bensinger	61,116,647	1,464,602
C. Fred Bergsten	62,366,261	214,988
Tomio Higuchi	58,523,044	4,058,205
John J. Mackowski	62,344,718	236,531
Robert F. Orlich	61,190,290	1,390,959
Martin J. Sullivan	61,119,434	1,461,815
Thomas R. Tizzio	60,940,100	1,641,149

(b) approved, by a vote of 62,359,776 shares in favor to 198,174 shares opposed, with 23,299 abstentions and 3,242,292 shares not voting, a proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants of Transatlantic Holdings, Inc. for 2005.

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

Dated: August 8, 2005

EXHIBIT INDEX

Exhibit Number	Description	Location
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer.	Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer.	Provided herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Provided herewith.