Form 10-Q
period 2005-09-30
TRANSATLANTIC HOLDINGS INC
filed 2005-11-09
CIK 862510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2005.    65,823,365

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2005 and December 31, 2004

	(Unaudited) 2005	2004
	(in thousands, except share data)
ASSETS
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (market value: 2005-$1,287,824; 2004-$1,120,789)	$1,258,899	$1,091,464
Available for sale, at market value (amortized cost: 2005-$5,341,899; 2004-$5,130,081) (pledged, at market value: 2005-$732,986; 2004-$823,155)	5,516,556	5,323,722
Equities:
Common stocks available for sale, at market value (cost: 2005-$571,858; 2004-$565,137) (pledged, at market value: 2005-$76,018; 2004-$30,228)	609,230	614,252
Common stocks trading, at market value (cost: 2005-$31,860)	31,230	–
Nonredeemable preferred stocks available for sale, at market value (cost: 2005-$12,353; 2004-$18,008)	12,352	17,948
Other invested assets	172,719	178,499
Short-term investment of funds received under securities loan agreements	827,509	875,081
Short-term investments, at cost which approximates market value	38,356	42,602
Cash and cash equivalents	181,552	143,435
Total investments and cash	8,648,403	8,287,003
Accrued investment income	112,602	94,671
Premium balances receivable, net	681,803	647,894
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	369,318	272,362
Other	1,099,863	704,372
Deferred acquisition costs	208,308	203,061
Prepaid reinsurance premiums	94,591	97,532
Deferred income taxes	337,083	236,710
Other assets	120,285	61,687
Total assets	$11,672,256	$10,605,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$6,977,120	$5,941,464
Unearned premiums	1,076,178	1,057,265
Payable under securities loan agreements	827,509	875,081
Other liabilities	249,871	144,353
Total liabilities	9,130,678	8,018,163
Preferred Stock, $1.00 par value; shares authorized: 5,000,000	–	–
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2005-66,809,265; 2004-66,711,866	66,809	66,712
Additional paid-in capital	208,382	191,403
Accumulated other comprehensive income	46,817	95,234
Retained earnings	2,241,321	2,249,393
Treasury Stock, at cost; 2005-985,900; 2004-884,100 shares of common stock	(21,751)	(15,613)
Total stockholders’ equity	2,541,578	2,587,129
Total liabilities and stockholders’ equity	$11,672,256	$10,605,292

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

	(in thousands, except per share data)

Revenues:
Net premiums written	$858,175	$987,385	$2,627,209	$2,822,052
Increase in net unearned premiums	(13,682)	(46,779)	(33,115)	(92,795)

Net premiums earned	844,493	940,606	2,594,094	2,729,257
Net investment income	87,566	75,664	256,143	220,563
Realized net capital gains	13,508	5,029	24,429	14,493

	945,567	1,021,299	2,874,666	2,964,313

Expenses:
Net losses and loss adjustment expenses	974,674	810,075	2,232,187	2,049,445
Net commissions	226,920	248,164	645,639	697,422
Other underwriting expenses	20,519	17,264	60,124	53,446
Increase in deferred acquisition costs	(3,118)	(12,161)	(5,247)	(24,597)
Other deductions, net	2,849	1,140	7,897	3,819

	1,221,844	1,064,482	2,940,600	2,779,535

(Loss) income before income taxes	(276,277)	(43,183)	(65,934)	184,778
Income taxes (benefits)	(132,070)	(21,345)	(90,317)	29,139

Net (loss) income	($144,207)	($21,838)	$24,383	$155,639

Net (loss) income per common share:
Basic	($2.19)	($0.33)	$0.37	$2.37
Diluted	(2.19)	(0.33)	0.37	2.35

Dividends per common share	0.120	0.100	0.340	0.288

Weighted average common shares outstanding:
Basic	65,844	65,770	65,831	65,705
Diluted	65,844	65,770	66,161	66,206

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

	(in thousands)

Net cash provided by operating activities	$561,432	$721,651

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	354,242	438,957
Proceeds of fixed maturities available for sale redeemed or matured	286,786	291,568
Proceeds of equities sold	627,584	618,197
Purchase of fixed maturities held to maturity	(169,893)	(317,690)
Purchase of fixed maturities available for sale	(992,659)	(1,121,734)
Purchase of equities	(636,638)	(622,938)
Net sale (purchase) of other invested assets	16,194	(108,918)
Net sale (purchase) of short-term investment of funds received under securities loan agreements	47,572	(354,769)
Net sale (purchase) of short-term investments	4,368	(3,608)
Change in other liabilities for securities in course of settlement	13,484	86,933
Other, net	3,226	(257)
Net cash used in investing activities	(445,734)	(1,094,259)
Cash flows from financing activities:
Net funds (disbursed) received under securities loan agreements	(47,572)	354,769
Dividends to stockholders	(21,068)	(18,139)
Proceeds from common stock issued	1,576	4,366
Acquisition of treasury stock	(6,138)	–
Other, net	(815)	(150)
Net cash (used in) provided by financing activities	(74,017)	340,846
Effect of exchange rate changes on cash and cash equivalents	(3,564)	695
Change in cash and cash equivalents	38,117	(31,067)
Cash and cash equivalents, beginning of period	143,435	182,887
Cash and cash equivalents, end of period	$181,552	$151,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

	(in thousands)

Net (loss) income	($144,207)	($21,838)	$24,383	$155,639
Other comprehensive (loss) income:
Net unrealized (depreciation) appreciation of investments:
Net unrealized holding (losses) gains	(34,832)	96,541	(3,035)	(28,467)
Related income tax effect	12,191	(33,790)	1,063	9,963
Reclassification adjustment for gains included in net (loss) income	(13,508)	(5,029)	(24,429)	(14,493)
Related income tax effect	4,728	1,761	8,550	5,073
	(31,421)	59,483	(17,851)	(27,924)

Net unrealized currency translation gain (loss)	4,907	25,982	(47,024)	(23,392)
Related income tax effect	(1,718)	(9,094)	16,458	8,187
	3,189	16,888	(30,566)	(15,205)

Other comprehensive (loss) income	(28,232)	76,371	(48,417)	(43,129)

Comprehensive (loss) income	($172,439)	$ 54,533	($24,034)	$112,510

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2004 and Form 10-Q filing for the quarters ended March 31, 2005 and June 30, 2005.

2.	Net (Loss) Income Per Common Share

Net (loss) income per common share for the periods presented has been computed below based upon weighted average common shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

	(in thousands, except per share data)

Net (loss) income (numerator)	($144,207)	($21,838)	$24,383	$155,639

Weighted average common shares outstanding used in the computation of net (loss) income per share:
Average shares issued	66,805	66,634	66,765	66,569
Less: Average shares in treasury	961	864	934	864
Average outstanding shares - basic (denominator)	65,844	65,770	65,831	65,705
Average potential shares, principally stock options (a)(b)	–	–	330	501
Average outstanding shares - diluted (denominator)	65,844	65,770	66,161	66,206

Net (loss) income per common share:
Basic	($2.19)	($0.33)	$0.37	$2.37
Diluted	(2.19)	(0.33)	0.37	2.35

(a)

As the impact of potential shares for the three months ended September 30, 2005 and 2004 is anti-dilutive (i.e., reduces the net loss per common share), potential shares are not included in the diluted net loss per common share calculation for those periods.

(b)

Nine months 2005 excludes the effect of 0.9 million anti-dilutive potential shares (from a total of 2.7 million potential shares). Nine months 2004 excludes the effect of 0.7 million anti-dilutive potential shares (from a total of 2.6 million potential shares).

3.	Impact of Catastrophe Losses

Net (loss) income for the three and nine months ended September 30, 2005 include pre-tax net aggregate costs from catastrophe events totaling $395.0 million and $444.5 million, respectively, or $255.8 million and $291.7 million after tax, respectively, principally arising from Hurricane Katrina (approximately $300 million on a pre-tax basis) and Hurricane Rita (approximately $50 million on a pre-tax basis), each of which occurred in the third quarter of 2005. Such costs for the three month period consists of net catastrophe losses incurred of $354.6 million (gross $681.0 million; ceded $326.4 million) and net ceded reinstatement premiums of $40.4 million (gross $71.0 million; ceded $111.4 million). Catastrophe costs for the nine month period consists of net catastrophe losses incurred of $385.0 million (gross $742.0 million; ceded $357.0 million) and net ceded reinstatement premiums of $59.5 million (gross $71.0 million; ceded $130.5 million).

Net ceded reinstatement premiums serve to reduce net premiums written and earned by such amounts in their respective periods. Reinstatement premiums may arise on assumed and ceded business as a result of contractual provisions found in many excess-of-loss catastrophe reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period in the amount of the loss. The aggregate costs recorded for catastrophes represent TRH’s best estimate of the aggregate ultimate costs to be incurred for such events based upon information presently available. These early estimates include a significant amount of judgment and consider, among other factors, industry loss predictions, output from catastrophe modeling software, market share analysis and a review of certain large in-force contracts. Due to the unprecedented nature of Hurricane Katrina, including the related legal and regulatory uncertainty, and the preliminary nature of the information used to prepare all these estimates, there is uncertainty at this time as to the ultimate costs that TRH will bear.

Net (loss) income for the three and nine months ended September 30, 2004 both include pre-tax aggregate gross and net catastrophe losses of $165.0 million, or $115.1 million after tax, related to Hurricanes Charley, Frances, Ivan and Jeanne, that affected the Southeastern United States and the Caribbean, and typhoons that affected Japan.

4.	Stock-Based Compensation

On January 1, 2003, TRH adopted the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method of transition. That method requires application of such recognition provisions under the fair-value method to all stock-based compensation awards granted, modified or settled on or after the date of adoption. Accordingly, net (loss) income in the third quarter and first nine months of 2005 and 2004 reflect stock-based compensation expenses, primarily related to stock options granted in 2003 and thereafter and, in the three and nine months ended September 30, 2005 only, to TRH employees’ participation in past Starr International Company (SICO) Deferred Compensation Profit Participation Plans (the SICO Plans). (See Note 9(c).) Such expenses are included in the Consolidated Statements of Operations as a component of other deductions, net. Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted under SFAS No. 123.

Had compensation cost been charged to earnings in accordance with the fair-value based method as prescribed in SFAS No. 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123), TRH’s net (loss) income and net (loss) income per common share (on a pro forma basis) would have been as follows:

4.	Stock-Based Compensation (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net (loss) income:
As reported	($144,207)	($21,838)	$24,383	$155,639
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	1,368	522	3,626	1,572
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,691)	(1,141)	(4,759)	(3,404)
Pro forma	($144,530)	($22,457)	$23,250	$153,807

Net (loss) income per common share:
As reported:
Basic	($2.19)	($0.33)	$0.37	$2.37
Diluted	(2.19)	(0.33)	0.37	2.35
Pro forma:
Basic	(2.20)	(0.34)	0.35	2.34
Diluted	(2.20)	(0.34)	0.35	2.32

While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in the third quarters and first nine months of 2005 and 2004 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to net income, as those charges under the prospective method of transition will not reflect costs associated with stock compensation issued or granted prior to January 1, 2003.

5.	Reinsurance

Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)

Gross premiums written	$1,032,019	$1,086,832	$3,003,529	$3,166,946
Reinsurance premiums ceded	(173,844)	(99,447)	(376,320)	(344,894)
Net premiums written	$858,175	$987,385	$2,627,209	$2,822,052

Gross premiums earned	$1,022,952	$1,037,817	$2,973,355	$3,035,474
Reinsurance premiums ceded	(178,459)	(97,211)	(379,261)	(306,217)
Net premiums earned	$844,493	$940,606	$2,594,094	$2,729,257

Gross incurred losses and loss adjustment expenses	$1,444,061	$848,689	$2,795,132	$2,161,933
Reinsured losses and loss adjustment expenses ceded	(469,387)	(38,614)	(562,945)	(112,488)
Net losses and loss adjustment expenses	$974,674	$810,075	$2,232,187	$2,049,445

6.	Cash Dividends

During the third quarter of 2005, the Board of Directors of Transatlantic Holdings, Inc. declared a dividend of $0.12 per common share, or approximately $8.0 million in the aggregate, payable on December 9, 2005.

7.	Income Taxes (Benefits)

The U.S. federal income tax rate is 35% for 2005 and was 35% for 2004. Actual tax (benefit) expense on (loss) income before income taxes for the nine months ended September 30, 2005 and 2004 differ from the “expected” amount computed by applying the U.S. federal income tax rate because of the following:

	Nine Months Ended September 30,
	2005		2004
	Amount	Percent of Loss Before Income Taxes	Amount	Percent of Income Before Income Taxes
	(dollars in thousands)
Expected Tax (Benefit) Expense	($23,077)	35.0%	$64,672	35.0%
Adjustments:
Tax Exempt Interest	(46,895)	71.1	(42,425)	(23.0)
Dividends Received Deduction	(2,566)	3.9	(2,455)	(1.3)
Effect of Changes in Estimated Annual Tax Rate
Due to Significant Catastrophe Losses	(19,149)	29.1	7,840	4.3
Other	1,370	(2.1)	1,507	0.8
Actual Tax (Benefit) Expense	($90,317)	137.0%	$29,139	15.8%

7.	Income Taxes (Benefits) (continued)

Under the effective tax rate method, the estimated full year effective tax rate is applied to the interim year to date (loss) income before income taxes to determine the income tax (benefit) expense for the year to date period. Tax (benefit) expense for any quarter represents the difference between the year to date amount for the current year to date period less such amount for the immediately preceding year to date period. In estimating the full year effective tax rate, management takes into account the estimated impact of all known events, including those that have occurred subsequent to the end of the interim period, such as catastrophe losses. Under this method, the full impact of known events are reflected in the full year effective tax rate. As a result, application of the effective tax rate method serves to include the full year tax (benefit) expense related to such known events over the current and remaining interim periods of the year.

Hurricane Wilma, which occurred in the fourth quarter of 2005, is presently expected to result in pre-tax costs of approximately $100 million (see Note 10). While such costs will be reflected in the fourth quarter results, they significantly impacted the expected full year effective tax rate for 2005, which is used to determine the tax benefit for the first nine months of 2005. Such change in expected 2005 pre-tax (loss) income and related tax (benefit) expense increased the amount of tax benefit recorded in the third quarter of 2005 by $19.1 million. It is expected that the full year tax benefit associated with Hurricane Wilma will amount to approximately $35 million – with the amount in excess of $19.1 million (i.e., the amount reflected in third quarter 2005 results) being recorded in the fourth quarter. For the first nine months of 2004, catastrophe losses associated with the four hurricanes in the U.S. and the Caribbean and typhoons that affected Japan had a significant impact on the full year effective tax rate for the 2004 nine month period. As a result, $49.91 million of tax benefits associated with catastrophe losses incurred in the first nine months of 2004 were recorded in the third quarter of 2004 and $7.84 million were not recorded until the fourth quarter of that year pursuant to the effective tax rate method.

In addition, income taxes paid, net of recoveries of income taxes previously paid, as applicable, in the third quarter totaled $2.3 million and $5.0 million in 2005 and 2004, respectively. For the first nine months of 2005 and 2004, income taxes paid, net of recoveries of income taxes previously paid, as applicable, totaled $44.8 million and $101.9 million, respectively.

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

8.	Segment Information (continued)

The following tables present a summary of comparative financial data by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Domestic:

Net premiums written(a)	$383,217	$494,927	$1,182,623	$1,465,313
Net premiums earned(a)(b)	367,985	467,238	1,133,734	1,403,046
Net investment income	56,315	47,667	163,436	143,297
Realized net capital gains	12,161	4,537	22,852	12,843
Revenues	436,461	519,442	1,320,022	1,559,186
Net losses and loss adjustment expenses(c)	617,846	452,910	1,214,877	1,123,662
Underwriting expenses(d)	100,442	131,905	301,532	387,909
Underwriting loss(e)	(346,649)	(109,558)	(370,986)	(90,905)
(Loss) income before income taxes	(280,596)	(58,339)	(192,098)	62,057

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
International-Europe:

Net premiums written(a)	$369,187	$388,166	$1,125,449	$1,065,662
Net premiums earned(a)(b)	377,410	373,145	1,139,013	1,051,324
Net investment income	26,371	23,970	78,531	65,747
Realized net capital gains (losses)	5	204	83	(667)
Revenues(f)	403,786	397,319	1,217,627	1,116,404
Net losses and loss adjustment expenses(c)	308,658	253,633	841,435	735,198
Underwriting expenses(d)	111,132	98,514	295,796	270,119
Underwriting (loss) profit(e)	(44,422)	23,345	(4,373)	47,916
(Loss) income before income taxes	(18,288)	47,747	73,839	112,722

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
International-Other:

Net premiums written(a)	$105,771	$104,292	$319,137	$291,077
Net premiums earned(a)(b)	99,098	100,223	321,347	274,887
Net investment income	4,880	4,027	14,176	11,519
Realized net capital gains	1,342	288	1,494	2,317
Revenues	105,320	104,538	337,017	288,723
Net losses and loss adjustment expenses(c)	48,170	103,532	175,875	190,585
Underwriting expenses(d)	35,865	35,009	108,435	92,840
Underwriting profit (loss)(e)	16,569	(36,523)	36,750	(3,470)
Income (loss) before income taxes	22,607	(32,591)	52,325	9,999

8.	Segment Information (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Consolidated:

Net premiums written(a)	$858,175	$987,385	$2,627,209	$2,822,052
Net premiums earned(a)(b)	844,493	940,606	2,594,094	2,729,257
Net investment income	87,566	75,664	256,143	220,563
Realized net capital gains	13,508	5,029	24,429	14,493
Revenues	945,567	1,021,299	2,874,666	2,964,313
Net losses and loss adjustment expenses(c)	974,674	810,075	2,232,187	2,049,445
Underwriting expenses(d)	247,439	265,428	705,763	750,868
Underwriting loss(e)	(374,502)	(122,736)	(338,609)	(46,459)
(Loss) income before income taxes	(276,277)	(43,183)	(65,934)	184,778
______________
(a)

Net ceded reinstatement premiums (which represent additional net costs related to catastrophe losses) totaled $40.4 million (representing $37.0 million from Domestic operations and $3.4 million from International - Europe) in the third quarter of 2005 and $59.5 million (representing $43.0 million from Domestic operations, $9.4 million from International - Europe and $7.1 million from International - Other) in the first nine months of 2005, which amounts served to reduce net premiums written and earned.

(b)

Net premiums earned from affiliates approximate $113 million and $124 million for the three months ended September 30, 2005 and 2004, respectively, and $320 million and $380 million for the nine months ended September 30, 2005 and 2004, respectively, and are included primarily in Domestic and International - Europe.

(c)

Net losses and loss adjustment expenses for the three months ended September 30, 2005 included pre-tax net catastrophe losses of $354.6 million (representing $278.9 million from Domestic operations, $72.0 million from International - Europe and $3.7 million from International - Other). Net losses and loss adjustment expenses for the nine months ended September 30, 2005 included pre-tax net catastrophe losses of $385.0 million (representing $301.4 million from Domestic operations, $81.9 million from International - Europe and $1.7 million from International - Other). Net losses and loss adjustment expenses for the three and nine months ended September 30, 2004 included pre-tax net catastrophe losses of $165.0 million (representing $96.0 million from Domestic operations, $16.5 million from International - Europe and $52.5 million from International - Other).

(d)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.
(e)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.
(f)

Revenues from the London, England office totaled $221.1 million and $211.1 million for the three months ended September 30, 2005 and 2004, respectively, and $645.7 million and $634.0 million for the nine months ended September 30, 2005 and 2004, respectively. Revenues from the Paris, France office totaled $82.5 million and $101.4 million for the three months ended September 30, 2005 and 2004, respectively, and $277.2 million and $236.0 million for the nine months ended September 30, 2005 and 2004, respectively. Revenues from Trans Re Zurich totaled $100.2 million and $84.9 million for the three months ended September 30, 2005 and 2004, respectively, and $294.7 million and $246.4 million for the nine months ended September 30, 2005 and 2004, respectively.

9.	Related Party Transactions

(a) Transactions with American International Group, Inc. (AIG) and its subsidiaries

As of September 30, 2005 and 2004, AIG beneficially owned approximately 60% of Transatlantic Holdings, Inc.’s outstanding common stock. Approximately $104.2 million (10.1%) and $147.3 million (13.6%) in the third quarters of 2005 and 2004, respectively, and approximately $413.8 million (13.8%) and $529.5 million (16.7%) in the first nine months of 2005 and 2004, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of AIG. (The preceding amounts include transactions with C.V. Starr & Co., Inc. (Starr) as described in Note 9(b).) In the 2005 periods, the great majority of such gross premiums written were recorded in the property, other liability, marine and aviation and, in the nine month period only, medical malpractice lines. In the 2004 periods, the great majority of such gross premiums written were recorded in the property, other liability, medical malpractice, marine and aviation and auto liability lines.

9.	Related Party Transactions (continued)

Of the amounts above, $31.1 million and $53.7 million in the third quarters of 2005 and 2004, respectively, and $159.5 million and $264.0 million in the first nine months of 2005 and 2004, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH (of which $8.5 million and $18.8 million in the third quarters of 2005 and 2004, respectively, and $84.9 million and $118.6 million in the first nine months of 2005 and 2004, respectively, were subsequently ceded in an equal amount to other AIG subsidiaries).

(b) Transactions with Starr

Starr, a private holding company, owned approximately 1.8% of AIG’s common stock at March 31, 2005. Certain of Starr’s subsidiaries operate as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, produce reinsurance business for TRH. TRH paid commissions to Starr subsidiaries of $3.4 million and $4.4 million in the third quarters of 2005 and 2004, respectively, and $9.0 million and $10.1 million in the first nine months of 2005 and 2004, respectively, for such reinsurance purchased by subsidiaries of AIG totaling $15.1 million and $21.0 million in the third quarters of 2005 and 2004, respectively, and $46.2 million and $52.8 million in the first nine months of 2005 and 2004, respectively.

(c) Compensation to Certain TRH Employees from SICO

As a result of AIG recording compensation expense related to past SICO Plans, TRH has determined that, as a subsidiary of AIG, it is appropriate to record the compensation expense related to its employees’ participation in such plans.

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

In the third quarter and first nine months of 2005, TRH recorded compensation expense related to the past SICO Plans of $0.9 million and $2.0 million, respectively, with a corresponding increase to additional paid-in capital. TRH will record compensation expense related to the SICO Plans in all future periods.

In 1975, the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of approximately 12% of AIG’s outstanding common stock as of June 30, 2005, and which has no direct ownership interest in TRH, decided that a portion of the capital value of SICO (AIG shares or their cash equivalent) should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including TRH. None of the costs of these benefits provided under the SICO Plans were paid by TRH.

10.	Subsequent Event

Pre-tax costs from Hurricane Wilma, which occurred in October 2005, are expected to approximate $100 million, or $65 million on an after-tax basis for the full year of 2005. TRH’s losses from Hurricane Wilma emanate principally from Florida and Mexico. Except for the impact on the tax benefit recorded in the third quarter and first nine months of 2005 (see Note 7), such costs will be recorded in the fourth quarter of 2005.

The calculation of these preliminary estimates involves a significant amount of judgment and considers, among other factors, industry loss predictions, output from catastrophe modeling software, market share analysis and a review of certain large in-force contracts. Due to the preliminary nature of the information used to prepare these estimates, there is uncertainty at this time as to the ultimate costs that TRH will incur related to Hurricane Wilma.

11.	Contingencies

Various regulators including the New York State Attorney General are conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions. In connection with these investigations, AIG has asked TRH, as a subsidiary of AIG, to review its documents and practices, and TRH has been cooperating with AIG in such request and will continue to cooperate in producing documents and other information in response to all requests.

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

TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

12.	Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R and its related interpretive guidance replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share based payment transactions with employees. As discussed above, on January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123. SFAS No. 123R requires share based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

As issued by the FASB, SFAS No. 123R would have been effective for TRH in the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 107, which delayed the effective date of SFAS No. 123R, which is now the first quarter of 2006 for TRH. TRH is currently assessing the impact of SFAS No. 123R.

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP No. FAS 115-1 replaces the measurement and recognition guidance set forth in FASB Emerging Issue Task Force (EITF) Issue No. 03-1 and codifies certain existing guidance on impairment. FSP No. FAS 115-1 is effective for reporting periods beginning after December 15, 2005. TRH's does not expect the adoption of FSP No. FAS 115-1 to have a material effect on TRH's financial condition or results of operations.

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

SEPTEMBER 30, 2005

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

FINANCIAL STATEMENTS

The following discussion refers to the consolidated financial statements of TRH as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004, which are presented elsewhere herein. Financial data discussed below have been affected by related party transactions as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements.

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

TRH’s operating strategy emphasizes product and geographic diversification as key elements in managing its level of risk concentration. TRH also adjusts its mix of business to take advantage of market opportunities. Over time, TRH has also capitalized on market opportunities when they arise by strategically expanding operations in an existing location or opening a branch or representative office in new locations (except for the acquisition of TRZ in 1996). TRH’s operations that serve international markets leverage TRH’s product knowledge, worldwide resources and financial strength, typically utilizing indigenous management and staff with a thorough knowledge of local markets and product characteristics.

In recent years, casualty lines have comprised approximately three-quarters of TRH’s net premiums written, while property lines comprised the balance. In addition, treaty reinsurance has totaled approximately 95% of net premiums written in such years, with the balance representing facultative accounts. Moreover, business written by international offices has represented approximately half of the net premiums written in such years. (See OPERATIONAL REVIEW for detailed period to period comparisons of such measures.)

American International Group, Inc. (AIG), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 60% of the common stock of the Company as of September 30, 2005.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are in fixed maturity securities with an average duration of 4.6 years as of September 30, 2005. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH’s revenues, (loss) income before income taxes and net (loss) income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(dollars in millions)
Revenues	$945.6	$1,021.3	(7.4)%	$2,874.7	$2,964.3	(3.0)%
(Loss) income before income taxes	(276.3)	(43.2)	–	(65.9)	184.8	–
Net (loss) income	(144.2)	(21.8)	–	24.4	155.6	(84.3)

CONSOLIDATED RESULTS AND MARKET CONDITIONS

Revenues for the third quarter of 2005 decreased compared to the same prior year period, principally due to a decrease in domestic net premiums earned slightly offset by increases in consolidated net investment income and realized net capital gains. Revenues for the first nine months of 2005 decreased slightly compared to the same 2004 period, due primarily to significant decreases in domestic net premiums earned, partially offset by increases in international net premiums earned and consolidated net investment income. The decline in domestic net premiums earned in the 2005 periods compared to the same 2004 periods resulted, in part, from higher ceding company retentions in recent periods and the softening of primary and reinsurance rates in most classes prior to the occurrence of significant catastrophe loss events in the third quarter of 2005. The increase in international net premiums earned in the first nine months of 2005 emanates principally from TRZ and the Paris and Miami (serving Latin America and the Caribbean) offices. For the first nine months of 2005, as compared to the same year ago period, the higher international net premiums earned resulted primarily from increased coverage provided, and, to a lesser extent, the residual impact of rate improvements resident in certain underwriting year 2004 business booked in 2005 coupled with the impact of foreign exchange rates which strengthened against the U.S. dollar compared to the same prior year period. (Underwriting year represents the year in which the coverage period for a reinsurance contract begins.) In addition, net ceded reinstatement premiums totaled $40.4 million in the third quarter of 2005 and $59.5 million in the first nine months of 2005. Such net ceded reinstatement premiums served to reduce net premiums written and earned and reduced underwriting results by such amounts in their respective 2005 periods. Reinstatement premiums were not significant in the same 2004 periods.

Catastrophe losses materially affected third quarter and year to date results in 2005 and 2004. Net (loss) income for the three and nine months ended September 30, 2005 include pre-tax net aggregate costs from catastrophe events totaling $395.0 million and $444.5 million, respectively, or $255.8 million and $291.7 million after tax, respectively, principally arising from Hurricane Katrina (approximately $300 million on a pre-tax basis) and Hurricane Rita (approximately $50 million on a pre-tax basis), each of which occurred in the third quarter of 2005. Such costs for the three month period consists of pre-tax net catastrophe losses incurred of $354.6 million (gross $681.0 million; ceded $326.4 million) and net ceded reinstatement premiums of $40.4 million (gross $71.0 million; ceded $111.4 million). Catastrophe costs for the 2005 nine month period consists of pre-tax net catastrophe losses incurred of $385.0 million (gross $742.0 million; ceded $357.0 million) and net ceded reinstatement premiums of $59.5 million (gross $71.0 million; ceded $130.5 million). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in many excess-of-loss catastrophe reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period in the amount of the loss.

Hurricane Katrina is the largest insured catastrophe loss in reported history, with industry sources projecting insurance and reinsurance industry costs of between $40 billion and $60 billion.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

The three and nine months ended September 30, 2004 include pre-tax aggregate gross and net catastrophe losses of $165.0 million, or $115.1 million after-tax, resulting from Hurricanes Charley, Frances, Ivan and Jeanne, that affected the Southeastern United States and the Caribbean, and from typhoons that affected Japan.

The magnitude of losses suffered by the reinsurance industry from Hurricanes Katrina and Rita, and further exacerbated by Hurricane Wilma, which occurred in the fourth quarter of 2005, are expected to significantly change the reinsurance market environment. A large portion of the recent natural catastrophe losses is expected to be borne by the reinsurance industry. At the end of the third quarter, there was a great deal of uncertainty in the marketplace. This is likely to translate into improvements in reinsurance rates, terms and conditions, particularly in regions and lines most affected by these hurricanes, as reinsurance capacity is strained and cedants pay even greater attention to credit quality. As such, TRH believes that the reinsurance industry is entering a favorable global trading environment for the next renewal cycle (the period during which 2006 underwriting year business with a January 1 renewal date is transacted), which is underway and continues through the end of 2005. Improvements in rates, terms and conditions were already evident in certain lines (such as catastrophe-exposed property and marine and energy classes) at the end of the third quarter of 2005 and additional improvements are expected in the near term. However, a meaningful amount of capital has been raised recently by reinsurers, mostly to replace some of the capital eroded by recent catastrophe events. This capital reentering the market may serve to lessen the magnitude and/or duration of the improvements in market conditions.

The global catastrophe loss events of the last 18 months, in particular Hurricane Katrina, have caused the reinsurance industry to reevaluate the efficacy of models that are used to estimate the frequency and severity of such events and the risk management processes in place for assessing and balancing catastrophe risks. As this process commences, reinsurers will likely measure their property catastrophe exposures in a more conservative manner in the near term. This reevaluation should lead to more restrictive terms for certain property lines, funneling additional catastrophe risk into catastrophe-exposed property programs. This additive risk plus the anticipated increased demand for protection and more conservative assessments of exposures by reinsurers will likely lead to significant rate increases on catastrophe-exposed property programs.

TRH also believes that other lines of business exposed to natural perils, such as workers compensation, accident and health, marine, general liability and environmental lines will also see rate stabilization or, possibly, some improvement. Finally, other casualty line rates may also strengthen as property-focused reinsurers who had moved into casualty business when property rates softened, re-apply capital and resources back toward the shorter tail lines on which they originally concentrated.

Until the occurrence of Hurricane Katrina, primary and reinsurance rates generally continued to soften, both domestically and internationally, while terms and conditions generally held firm. With certain exceptions, property lines continued to experience rate decreases on both primary and reinsurance contracts, but remained more favorable with respect to catastrophe business. While modest rate reductions were prevalent on primary business, casualty rates generally remained firm on the treaty reinsurance side. Market conditions prior to Hurricane Katrina were generally stronger for longer tail casualty lines due, in part, to elevated industry-wide loss activity in recent years (that also materially affected TRH) experienced in certain of those lines related principally to losses occurring in 1997 through 2001.

As a practical matter, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms associated with reinsurance agreements, particularly for pro rata reinsurance business.

All else being equal, the impact of improved market conditions, which has occurred relatively late in the year, is expected to have a minimal impact on 2005 results.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

The existence of generally firm or more favorable market conditions in certain markets and for certain classes do not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there is no guarantee that these conditions will remain in effect as TRH cannot predict, with any reasonable certainty, future market conditions.

(Loss) income before income taxes and net (loss) income decreased in the third quarter and first nine months of 2005 each as compared to the same prior year periods, principally due to decreased underwriting profit (loss) resulting from increased catastrophe losses and the impact of related net ceded reinstatement premiums, offset, in part, by increased net investment income and realized net capital gains in the 2005 periods.

Significant tax benefits have been recognized as a result of catastrophe losses, including significant deferred tax benefits which TRH expects to recover through minimum tax credit and foreign tax credit carryforwards. (See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of taxes recorded in the third quarter and year to date periods, including a reconciliation between the statutory tax rate of 35% and effective rates used by TRH for each of the nine month periods of 2005 and 2004.)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

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

The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(dollars in millions)
Net premiums written	$858.2	$987.4	(13.1)%	$2,627.2	$2,822.1	(6.9)%
Net premiums earned	844.5	940.6	(10.2)	2,594.1	2,729.3	(5.0)
Net investment income	87.6	75.7	15.7	256.1	220.6	16.1

Net premiums written for the third quarter and first nine months of 2005 decreased compared with the same periods in 2004, as a result of decreased domestic net premiums written, partially offset, in the nine month period only, by increased international net premiums written. On a worldwide basis, casualty lines business represented 70.8% of net premiums written in the first nine months of 2005 versus 73.1% in the same 2004 period. The balance represented property lines. Treaty business represented 95.5% of net premiums written in the first nine months of 2005 versus 96.4% in the year ago period. The balance represented facultative accounts.

In the 2005 periods as compared to their respective 2004 periods, the decreases in net premiums written were offset, in part, by the strengthening of certain foreign currencies in which TRH does business compared to the U.S. dollar. The following table summarizes the effect of foreign currency exchange rates on the changes in net premiums written in the 2005 periods compared to the same 2004 periods:

	Three Months Ended September 30,	Nine Months Ended September 30,
Decrease in orignal currency	(14.2)%	(8.5)%
Foreign exchange effect	1.1	1.6
Decrease as reported in U.S. dollars	(13.1)%	(6.9)%

Domestic net premiums written decreased in the third quarter of 2005 by $111.7 million, or 22.6%, compared to the third quarter of 2004, to $383.2 million, with significant decreases occurring in the medical malpractice, auto liability and property lines of approximately $54 million, $42 million and $23 million, respectively. Domestic net premiums written decreased in the first nine months of 2005 by $282.7 million, or 19.3%, compared to the same year ago period, to $1,182.6 million, with significant decreases occurring in the auto liability, medical malpractice and property lines of approximately $115 million, $77 million and $38 million, respectively. These decreases were mostly attributable to higher ceding company retentions and softening primary and reinsurance rates which prevailed in most classes prior to the occurrence of the significant third quarter 2005 catastrophe loss events, as well as the impact of net ceded reinstatement premiums as discussed later in this section.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

International net premiums written decreased in the third quarter of 2005 by $17.5 million, or 3.6%, compared to the same prior year period, to $475.0 million, with London experiencing the largest decline with a decrease of $10.7 million. In the third quarter of 2005 compared to the same 2004 quarter, international net premiums written decreased significantly in the auto liability line by approximately $56 million, partially offset by significant increases in the other liability and accident and health lines with increases of approximately $23 million and $14 million, respectively. International net premiums written increased in the first nine months of 2005 by $87.8 million, or 6.5%, over the comparable 2004 period, to $1,444.6 million, led by Paris and TRZ with increases of $63.2 million and $26.2 million, respectively. In the first nine months of 2005 compared to the same 2004 period, international net premiums written increased significantly in the other liability, property, accident and health and ocean marine lines, with increases of approximately $61 million, $47 million, $37 million and $26 million, respectively, partially offset by a significant decrease in the auto liability line of approximately $110 million. The changes in international net premiums written in the third quarter and first nine months of 2005 include the impact of foreign exchange rate movements as discussed earlier. International business represented 55.0% of worldwide net premiums written for the first nine months of 2005 compared to 48.1% for the respective 2004 period. Until the occurrence of Hurricane Katrina in late August 2005, favorable opportunities were generally more plentiful internationally than domestically, despite rate slippage occurring in both areas. (See discussion of market conditions under CONSOLIDATED RESULTS AND MARKET CONDITIONS.)

Net premiums written include net ceded reinstatement premiums of $40.4 million for the third quarter of 2005 and $59.5 million for the first nine months of 2005, principally related to domestic operations. Nine months 2005 includes net ceded reinstatement premiums of $19.1 million that relates to gross adverse development on catastrophe events occurring in 2004. Reinstatement premiums were not significant in the comparable 2004 periods.

Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written except as discussed earlier as regards reinstatement premiums.

As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

Net investment income increased in the third quarter and first nine months of 2005, each as compared to the same prior year period, due principally to the net investment (primarily in fixed maturities) of significant positive cash flow from operating activities generated in recent periods. To a lesser extent, investments in limited partnerships (which are included in other invested assets) also contributed to the 2005 over 2004 increases in the quarter and nine month periods. The pre-tax effective yield on investments were 4.1% and 4.0%, for the three and nine month periods ending September 30, 2005, respectively, compared to 3.9% and 4.0% for the prior year three and nine month periods, respectively. The pre-tax effective yield on investments represents annualized pre-tax net investment income from investments for the periods indicated divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods.

Pre-tax realized net capital gains totaled $13.5 million and $5.0 million for the third quarters of 2005 and 2004, respectively. Pre-tax realized net capital gains totaled $24.4 million and $14.5 million for the first nine months of 2005 and 2004, respectively. Realized capital gains and losses are generally the result of investment dispositions which reflect TRH’s investment and tax planning strategies to maximize after-tax income. In addition, pre-tax realized net capital gains include charges for write-downs related to certain securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. There were no such write-downs in the third quarters of 2005 and 2004. Such write-downs were insignificant in the first nine months of 2005. In the first nine months of 2004, pre-tax realized net capital gains included charges for write-downs totaling $6.2 million related to other invested assets. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in the determination of such write-downs.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

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

The following table presents loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consolidated:
Loss and loss adjustment expense ratio	115.4	86.1	86.0	75.1
Underwriting expense ratio	28.8	26.9	26.9	26.6
Combined ratio	144.2	113.0	112.9	101.7

Domestic:
Loss and loss adjustment expense ratio	167.9	96.9	107.2	80.1
Underwriting expense ratio	26.2	26.7	25.5	26.5
Combined ratio	194.1	123.6	132.7	106.6

International:
Loss and loss adjustment expense ratio	74.9	75.5	69.6	69.8
Underwriting expense ratio	30.9	27.1	28.0	26.8
Combined ratio	105.8	102.6	97.6	96.6

The loss and loss adjustment expense ratio deterioration for consolidated TRH in both the third quarter and first nine months of 2005, each as compared to the same 2004 periods, related primarily to significantly higher catastrophe losses, primarily from domestic operations.

Pre-tax net catastrophe losses for the third quarter of 2005 totaled $354.6 million (domestic $278.9 million; international $75.7 million). The third quarter of 2005 included catastrophe losses from Hurricanes Katrina and Rita of $260.0 million and $47.5 million, respectively, with the majority of the balance representing European floods.

Pre-tax net catastrophe losses for the first nine months of 2005 totaled $385.0 million (domestic $301.4 million; international $83.6 million). The first nine months of 2005 included the aforementioned third quarter catastrophe losses, with the balance emanating from European Windstorm Erwin and net adverse loss reserve development on 2004 catastrophe loss events.

The third quarter and first nine months of 2004 included pre-tax net catastrophe losses of $165.0 million (domestic $96.0 million; international $69.0 million) related to hurricanes which struck the United States and the Caribbean and typhoons that affected Japan.

In addition, the three and nine month periods ended September 30, 2005 include net ceded reinstatement premiums of $40.4 million (domestic $37.0 million; international $3.4 million) and $59.5 million (domestic $43.0 million; international $16.5 million), respectively, as discussed earlier, compared to insignificant amounts in the same 2004 periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

Net catastrophe losses and net ceded reinstatement premiums discussed above in the aggregate added 46.6, 86.5 and 16.5 to the third quarter 2005 combined ratio for consolidated TRH, domestic and international, respectively. Net catastrophe losses in the aggregate added 17.5, 20.5 and 14.6 to the third quarter 2004 combined ratio for consolidated TRH, domestic and international, respectively. Net catastrophe losses and net ceded reinstatement premiums in the aggregate added 17.0, 30.4 and 6.8 to the first nine months 2005 combined ratio for consolidated TRH, domestic and international, respectively. Net catastrophe losses in the aggregate added 6.0, 6.8 and 5.2 to the first nine months 2004 combined ratio for consolidated TRH, domestic and international, respectively. (See discussion under SEGMENT RESULTS for the amount of pre-tax net catastrophe losses and net ceded reinstatement premiums by segment.)

While TRH believes that it has taken appropriate steps to manage its exposure to possible future catastrophe losses, the occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses could have a material adverse effect on TRH’s results of operations, financial condition or liquidity. Current techniques and models may not accurately predict the probability of catastrophic events in the future and the extent of the resulting losses. (See earlier discussion under CONSOLIDATED RESULTS AND MARKET CONDITIONS for discussion related to the measurement and assessment of catastrophe risk.) Moreover, one or more catastrophe losses could weaken TRH’s retrocessionnaires and result in an inability of TRH to collect reinsurance recoverables.

In addition, consolidated net losses and loss adjustment expenses includes net adverse development related to losses occurring in prior years (including amounts related to 2004 catastrophe losses) which, in total, approximated $30 million and $70 million for the third quarters of 2005 and 2004, respectively, and approximated $120 million and $165 million for the first nine months of 2005 and 2004, respectively. The great majority of such development related to domestic operations. For both the 2005 and 2004 periods, significant adverse loss reserve development was related to non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such classes as medical malpractice and D&O.

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

The underwriting expense ratio for consolidated TRH increased in the third quarter of 2005 compared to the same 2004 period. Such increase is comprised of an increase of 1.3 in the commission component and 0.6 in the other underwriting expense component. The increase in the commission component is principally due to the net ceded reinstatement premiums recorded in the third quarter of 2005 of $40.4 million, which serve to reduce net premiums written.

The increase in deferred acquisition costs for the third quarter and first nine months of 2005 were each less than the comparable prior year period. Variances in the increase in deferred acquisition costs between periods are generally caused by differences in the increase in net unearned premiums in such periods. Acquisition costs (consisting primarily of net commissions incurred) are charged to earnings over the period in which the related premiums are earned.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

Other deductions, net, for the third quarter and first nine months of 2005 includes pre-tax stock compensation expenses of $1.9 million and $5.1 million, respectively. A component of such compensation expense, namely, $0.9 million and $2.0 million in the third quarter and first nine months of 2005, respectively, relates to TRH employees’ participation in past Starr International Company (SICO) Deferred Compensation Profit Participation Plans (the SICO Plans). Other deductions, net, for the third quarter and first nine months of 2004 includes pre-tax stock compensation expenses of $0.7 million and $2.1 million, respectively. No stock compensation expense was recorded by TRH relative to the SICO Plans in 2004. (See Notes 4 and 9(c) of Notes to Condensed Consolidated Financial Statements.) Other deductions, net, also contains currency transaction gains and losses and other miscellaneous income and expense items.

Loss before income taxes amounted to ($276.3) million in the third quarter of 2005 versus ($43.2) million in the third quarter of 2004. Loss before income taxes totaled ($65.9) million in the first nine months of 2005 compared to income before income taxes of $184.8 million in the same 2004 period. The deterioration of (loss) income before income taxes in each of the 2005 periods compared to the amounts in the same prior year periods were due to significantly higher catastrophe losses and related net ceded reinstatement premiums recorded in 2005 compared to the same 2004 periods offset, in part, by increased net investment income and realized net capital gains in the 2005 periods.

Federal and foreign income tax benefits of ($132.1) million and ($21.3) million were recorded in the third quarters of 2005 and 2004, respectively. Federal and foreign income tax (benefits) expense of ($90.3) million and $29.1 million were recorded in the first nine months of 2005 and 2004, respectively. The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will also include as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

Income tax (benefits) expenses recorded for all interim periods consider the estimated impact of all then-currently known events, including those that have occurred subsequent to the end of the period, such as Hurricane Wilma for the 2005 periods, for purposes of computing the estimated full year effective tax rates. Such effective tax rates are used in the determination of the interim period income tax (benefits) expenses, pursuant to the application of the effective tax rate method. All other estimated impacts on the financial statements of TRH related to Hurricane Wilma will be recorded in the period of occurrence (i.e., the fourth quarter of 2005).

The effective tax rates, which represent income taxes divided by income before income taxes, were 47.8% and 49.4% in the third quarters of 2005 and 2004, respectively, and were 137.0% and 15.8% in the first nine months of 2005 and 2004, respectively. The unusual effective tax rates in all periods reported herein are due to significant tax benefits recorded in those periods related to costs resulting from catastrophe loss events.

The tax benefits that have been recognized as a result of catastrophe losses include significant deferred tax benefits which TRH expects to recover through minimum tax credit and foreign tax credit carryforwards. (See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of taxes recorded in the comparable quarter and year to date periods, including a reconciliation between the statutory tax rate of 35% and effective rates used by TRH for each of the nine month periods of 2005 and 2004.)

Net loss for the third quarter of 2005 was ($144.2) million, or ($2.19) per common share (diluted), compared to net loss of ($21.8) million, or ($0.33) per common share (diluted), in the 2004 third quarter. Net income for the first nine months of 2005 was $24.4 million, or $0.37 per common share (diluted), compared to net income of $155.6 million, or $2.35 per common share (diluted), in the first nine months of 2004. Reasons for the changes in the components of net (loss) income between periods are as discussed earlier in RESULTS OF OPERATIONS.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

SEGMENT RESULTS

(a) Domestic:

Comparing the results for the three and nine month periods ended September 30, 2005 with the same prior year periods, revenues decreased due primarily to decreases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS.

(Loss) income before income taxes decreased in both the third quarter and first nine months of 2005 as compared to the same 2004 periods primarily due to a decrease in underwriting profit (loss) in the 2005 periods compared to the 2004 periods offset, slightly, by increased net investment income and realized net capital gains in the 2005 periods. The lower underwriting profit (loss) in the 2005 periods is due principally to increased catastrophe loss activity of $278.9 million and $301.4 million in the third quarter and first nine months of 2005, respectively, compared to $96.0 million in each of the third quarter and first nine months of 2004. 2005 underwriting profit (loss) was also adversely impacted by net ceded reinstatement premiums of $37.0 million and $43.0 million, as discussed earlier, in the third quarter and first nine months, respectively.

(b) International – Europe (London and Paris branches and TRZ):

Comparing the results for the three month period ended September 30, 2005 with the same prior year period, revenues remained level, despite a decrease in net premiums written in each European office which aggregated $19.0 million. This decrease relates largely to the auto liability line offset, in part, by increases in the other liability line. For the first nine months of 2005, revenues increased due primarily to increases in net premiums written, net of the change in unearned premiums, in Paris and TRZ and, to a lesser extent, increased net investment income in each location. The increase in net premiums written occurred largely in the other liability, accident and health, ocean marine and property lines, partially offset by significant decreases in the auto liability line. For the nine month period, the increase in net premiums written was a result, in part, of the weakening U.S. dollar compared to the currencies in which premiums were written in the 2005 periods as compared to the same prior year periods.

(Loss) income before income taxes in the third quarter of 2005 decreased compared to the same 2004 quarter due to decreased underwriting profit (loss). (Loss) income before income taxes in the first nine months of 2005 decreased compared to the comparable prior year period due principally to decreased underwriting profit (loss), partially offset by increased net investment income. The decrease in underwriting profit (loss) in the third quarter and first nine months of 2005 compared to the comparable 2004 periods is due, in large part, to significantly higher catastrophe losses in the 2005 periods. Underwriting profit (loss) included pre-tax net catastrophe losses of approximately $72.0 million and $81.9 million in the third quarter and first nine months of 2005, respectively, and approximately $16.5 million in both the third quarter and first nine months of 2004. In addition, underwriting profit (loss) was adversely impacted by net ceded reinstatement premiums of $3.4 million and $9.4 million in the third quarter and first nine months of 2005, respectively.

(c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

Revenues for the third quarter of 2005 were level with the same 2004 quarter. For the first nine months of 2005, revenues increased over the comparable 2004 period due primarily to increased net premiums written, net of the change in unearned premiums, with the largest increase in Miami. The increase in net premiums written occurred largely in the property line. For both the third quarter and nine month periods, the increase in net premiums written was a result, in part, of the weakening U.S. dollar compared to the currencies in which premiums were written in the 2005 periods as compared to the same prior year periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

Income (loss) before income taxes in the three and nine month periods ended September 30, 2005 increased compared to the same prior year periods due primarily to lower catastrophe losses from the Miami and Tokyo offices in the 2005 periods. Income (loss) before income taxes, as well as underwriting profit (loss), for the three and nine month periods ended September 30, 2005 included pre-tax net catastrophe losses of $3.7 million and $1.6 million, respectively. Additionally, underwriting profit (loss) in the first nine months of 2005 was adversely impacted by ceded reinstatement premiums of $7.1 million. Income before income taxes for the three and nine month periods ended September 30, 2004 both included pre-tax net catastrophe losses of $52.5 million.

FINANCIAL CONDITION AND LIQUIDITY

As a holding company, the Company’s assets consist primarily of the stock of TRC and the Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the third quarters of 2005 and 2004, the Company received cash dividends from TRC of $9.5 million and $6.0 million, respectively. For the first nine months of 2005 and 2004, the Company received cash dividends from TRC of $28.5 million and $17.3 million, respectively. Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements.

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

At September 30, 2005, total investments and cash were $8,648.4 million compared to $8,287.0 million at December 31, 2004. The increase was caused, in large part, by $561.4 million of cash provided by operating activities, offset, in part, by a reduction of approximately $200 million due to the foreign exchange impact caused by the strengthening U.S. dollar against the currencies in which the investments are denominated over the first nine months of 2005.

TRH’s fixed maturity investments, approximately 80.0% of total investments as of September 30, 2005, are predominantly investment grade, liquid securities, approximately 77.3% of which will mature in less than 10 years. The duration of the fixed maturity portfolio was 4.6 years as of September 30, 2005. Also as of that date, approximately 7.7% of total investments were in common and nonredeemable preferred stocks, approximately 2.0% of total investments were in other invested assets, including investments in partnerships, approximately 9.8% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.5% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2005 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates market value) of the lending agent, an AIG subsidiary, in these transactions. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $733.0 million and $76.0 million, respectively, as of September 30, 2005.

At September 30, 2005, gross unrealized gains and losses on all fixed maturities (including those held to maturity and carried at amortized cost) amounted to $233.9 million and $30.3 million, respectively. The increase in gross unrealized losses on such fixed maturities in the first nine months of 2005 is due primarily to a slight increase in market interest rates during that period. At September 30, 2005, gross unrealized gains and losses on equities available for sale amounted to $49.1 million and $11.7 million, respectively. The reduction in gross unrealized gains and increase in gross unrealized losses on such equities in the first nine months of 2005 is due primarily to some weakness in the United States equity markets through September 30, 2005.

As of September 30, 2005, 93.3% of the fixed maturity portfolio was rated Aaa or Aa, an additional 6.6% was also rated investment grade or better and 0.1% was not rated. Also, as of September 30, 2005, TRH had no derivative instruments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

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

At September 30, 2005, unpaid losses and loss adjustment expenses totaled $6.98 billion, an increase of $1,035.7 million, or 17.4%, as compared to December 31, 2004. Reinsurance recoverable on unpaid losses totaled $1.42 billion, an increase of $460.5 million, or 47.9%, since December 31 2004. The significant increases in unpaid losses and loss adjustment expenses and related reinsurance recoverables over year end 2004 are due primarily to catastrophe losses occurring in 2005. The components of the September 30, 2005 unpaid losses and loss adjustment expenses consisted of $3.56 billion of reported amounts (case reserves) and $3.42 billion of IBNR amounts. The third quarter and first nine months of 2005 included paid losses and loss adjustment expenses, net of reinsurance, of $22.5 million and $168.2 million, respectively, related to catastrophe losses principally occurring in 2004. An analysis of the change in unpaid losses and loss adjustment expenses for the first nine months of 2005, with comparable 2004 data, follows:

	Nine Months Ended September 30,
	2005	2004
	(in millions)
At beginning of year:
Unpaid losses and loss adjustment expenses	$5,941.5	$4,805.5
Less reinsurance recoverable	(960.9)	(849.1)
Net unpaid losses and loss adjustment expenses	4,980.6	3,956.4

Foreign exchange effect	(83.6)	35.2
Net losses and loss adjustment expenses incurred (including net adverse development on losses occurring in prior years of: 2005 - $120 million; 2004 - $165 million)	2,232.2	2,049.4
Net losses and loss adjustment expenses paid	1,573.4	1,371.9

At end of period:
Unpaid losses and loss adjustment expenses	5,555.8	4,669.1
Plus reinsurance recoverable	1,421.3	882.8
Unpaid losses and loss adjustment expenses	$6,977.1	$5,551.9

Unpaid losses and loss adjustment expenses represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Net losses and loss adjustment expenses are charged to income as incurred. Unpaid losses and loss adjustment expenses are principally based on reports and individual case estimates received from ceding companies. Standard actuarial methodologies employed to estimate ultimate losses incorporate the inherent “lag” from the time claims are reported to the cedant to when the cedant reports the claims to the reinsurer. Certain actuarial methodologies may be more appropriate than others in instances where this “lag” may not be consistent from period to period, so additional actuarial judgment is employed in the selection of methodologies to best incorporate the potential impact of this situation.

A provision is included in loss reserves for IBNR on the basis of past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

TRH believes that its reserve for unpaid losses and loss adjustment expenses at September 30, 2005 is adequate. While TRH periodically reviews the adequacy of established loss reserves and performs a comprehensive annual loss reserve review in the fourth quarter of each year, there can be no assurance that TRH’s ultimate loss reserves will not develop adversely and materially exceed TRH’s carried loss reserves as of September 30, 2005. In the future, if loss reserves develop adversely, such development could have a material adverse impact on future results of operations. (For further discussion of loss reserves see CRITICAL ACCOUNTING ESTIMATES.)

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

For the first nine months of 2005, TRH’s operating cash flow was $561.4 million, a decrease of $160.2 million from the same 2004 period. The decrease was caused, in part, by increased losses and loss adjustment expenses paid, including approximately $168.2 million relating to catastrophe losses principally occurring in 2004, partially offset by lower income taxes paid (see Note 7 of Notes to Condensed Consolidated Financial Statements), each in the 2005 period.

Of total consolidated operating cash flows, $283.1 million and $441.4 million were derived from international operations in the first nine months of 2005 and 2004, respectively. More than half of such cash flows were derived from London in each of those periods.

TRH believes that its balance of cash and cash equivalents of $181.6 million as of September 30, 2005 and its future cash flows will be sufficient to meet TRH’s cash requirements through the end of 2005 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

TRH’s stockholders’ equity totaled $2.54 billion at September 30, 2005, a decrease of $45.6 million from year end 2004. The net decrease consisted of a decrease in accumulated other comprehensive income of $48.4 million and cash dividends declared of $22.6 million, partially offset by net income of $24.4 million.

The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized currency translation loss, net of income taxes, of $30.6 million, caused, primarily, by a strengthening of the U.S. dollar, particularly against certain European currencies, since year end 2004, and net unrealized depreciation of investments, net of income taxes, of $17.8 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of decreases of $12.3 million in unrealized appreciation of fixed maturities available for sale and $7.6 million in unrealized appreciation of equities available for sale for reasons discussed earlier in this section.

Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the market value of fixed maturities and equities available for sale. Market values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

In addition, in the first nine months of 2005, TRH has recorded a reduction of retained earnings of $9.9 million with a corresponding increase to additional paid-in capital and with no net effect on total stockholder’s equity related to compensation to certain TRH employees from SICO as discussed in Note 9(c) of Notes to Condensed Consolidated Financial Statements.

In the third quarter of 2005, the Company repurchased 39,000 shares of its common stock at an aggregate cost of $2.2 million as detailed in Part II – Item 2.

SUBSEQUENT EVENT

Pre-tax costs from Hurricane Wilma, which occurred in October 2005, are expected to approximate $100 million, or $65 million on an after-tax basis for the full year of 2005. TRH’s losses from Hurricane Wilma emanated principally from Florida and Mexico. Except for the impact on the tax benefit recorded in the third quarter and first nine months of 2005 (see Note 7 of Notes to Condensed Consolidated Financial Statements), such costs will be recorded in the fourth quarter of 2005.

The calculation of these preliminary estimates involves a significant amount of judgment and considers, among other factors, industry loss predictions, output from catastrophe modeling software, market share analysis and a review of certain large in-force contracts. Due to the preliminary nature of the information used to prepare these estimates, there is uncertainty at this time as to the ultimate costs that TRH will incur related to Hurricane Wilma.

OTHER MATTERS

A.M. Best Company (A.M. Best), Moody’s Investors Service (Moody’s) and Standard & Poor’s Rating Service (S&P) are generally considered to be significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers.

A.M. Best has assigned a financial strength rating of A+ (Superior) to our major operating subsidiaries, TRC, Putnam and TRZ. On May 4, 2005, A.M. Best issued a press release announcing that it had placed these ratings under review with negative implications. A.M. Best indicated in their press release that it would complete an independent review of TRH’s ratings over the near term and reevaluate the level of rating enhancement that TRH’s subsidiaries should continue to receive through their relationship with AIG. As part of this review, A.M. Best will consider the stand-alone risk-adjusted capital position of TRH, which, in A.M. Best’s view has declined in recent quarters, as well as the negative rating pressure on its majority owner, AIG.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION - CONTINUED

SEPTEMBER 30, 2005

TRC maintains a financial strength rating assigned by Moody’s of Aa2 (Excellent). On May 2, 2005, Moody’s issued a press release stating that this rating was placed on review for possible downgrade. Moody’s indicated that TRC’s rating benefits from implied support of the Domestic Brokerage group of AIG and from AIG, the ultimate parent company of TRC. Moody’s stated that its review will focus on whether TRC’s intrinsic financial strength supports the current rating or one notch lower at Aa3 (Excellent).

TRC, Putnam and TRZ maintain insurer financial strength ratings assigned by S&P of AA (Very Strong). On September 27, 2005, these ratings were placed on CreditWatch with negative implications due to the potential combined effect, to date, of this year’s hurricanes on the companies’ capital positions. S&P believes that TRC and its subsidiaries have sufficient risk-management and risk-mitigation skills, capital and liquidity to accommodate the losses they are likely to incur. S&P further commented that it expects to resolve the status of TRC and its subsidiaries within ninety days.

ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R and its related interpretive guidance replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share based payment transactions with employees. On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123. (See Note 4 of Notes to Condensed Consolidated Financial Statements.) SFAS No. 123R requires share based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

As issued by the FASB, SFAS No. 123R would have been effective for TRH in the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 107, which delayed the effective date of SFAS No. 123R, which is now the first quarter of 2006 for TRH. TRH is currently assessing the impact of SFAS No. 123R.

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP No. FAS 115-1 replaces the measurement and recognition guidance set forth in FASB Emerging Issue Task Force (EITF) Issue No. 03-1 and codifies certain existing guidance on impairment. FSP No. FAS 115-1 is effective for reporting periods beginning after December 15, 2005. TRH's does not expect the adoption of FSP No. FAS 115-1 to have a material effect on TRH's financial condition or results of operations.

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

TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance. TRH has calculated the VaR for the first nine months of 2005 and the year ending December 31, 2004 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

The following table presents the VaR on a combined basis and of each component of market risk for the nine months ended September 30, 2005 and for the year ended December 31, 2004. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

Market Risk
(in millions)
	2005				2004
	As of September 30,	Average	High	Low	As of December 31,	Average	High	Low
Combined	$191	$189	$199	$181	$186	$181	$198	$166
Interest rate	208	214	228	207	214	206	214	193
Equity	50	56	65	49	65	68	73	63
Currency	19	14	19	12	12	6	12	4

Part I – Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports TRH files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II – Item 1. Legal Proceedings

Various regulators including the New York State Attorney General are conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions. In connection with these investigations, American International Group, Inc. (AIG) has asked Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH), as a subsidiary of AIG, to review its documents and practices, and TRH has been cooperating with AIG in such request and will continue to cooperate in producing documents and other information in response to all requests.

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

TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. In the third quarter of 2005, Transatlantic Holdings, Inc. repurchased 39,000 shares of its common stock as detailed below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs at End of Months

July 2005	3,700	$56.04	3,700	208,350
August 2005	14,000	59.06	14,000	194,350
September 2005	21,300	56.97	21,300	173,050
Total	39,000	$57.63	39,000

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

Dated: November 8, 2005

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