Form 10-K
period 2005-12-31
TRANSATLANTIC HOLDINGS INC
filed 2006-03-15
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 OR
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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑        No ☐

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐        No ☑

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑        No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☑

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1,359,595,571.

      As of January 31, 2006, there were outstanding 65,919,809 shares of Common Stock, $1.00 par value, of the registrant.

Documents Incorporated by Reference

      Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 25, 2006 are incorporated by reference in Part III of this Form 10-K.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I

Item 1. Business

Introduction

      Transatlantic Holdings, Inc. (the Company, and collectively with its subsidiaries, TRH) is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (Putnam), the Company's name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company (TRC) in exchange for shares of common stock of the Company (the Share Exchange). Prior to the Share Exchange, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company's outstanding common stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company's common stock in a public offering. As of December 31, 2005, 2004 and 2003, AIG beneficially owned approximately 60% of the Company's outstanding shares.

      The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich (TRZ), acquired by TRC in 1996, and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on both a treaty and facultative basis. These products are offered directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is licensed in Canada (by the federal government and seven provinces), Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region, People's Republic of China and Australia. In addition, TRC is registered or authorized as a foreign reinsurer in Peru, Colombia, Argentina (where it maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), Brazil (where it maintains a representative office in Rio de Janeiro, Transatlantic Re (Brazil) Ltda.), Chile, Mexico, Ecuador, Guatemala, Venezuela, France, and is authorized to maintain a representative office in Shanghai, People's Republic of China. TRZ is licensed as a reinsurer in Switzerland. Transatlantic Polska Sp. z.o.o., a subsidiary of TRC, maintains a registered representative office in Warsaw, Poland.

      TRH's principal lines of reinsurance include other liability (including directors' and officers' liability (D&O) and other professional liability (errors and omissions coverages (E&O))), auto liability (including non-standard risks), medical malpractice, ocean marine and aviation, accident and health (A&H) and surety and credit in the casualty lines, and fire, homeowners multiple peril, auto physical damage and allied lines in the property lines. Reinsurance is provided for most major lines of insurance on both excess-of-loss and pro rata bases.

      TRH's website, which can be found on the Internet at http://www.transre.com, contains frequently updated information about the Company and its operations. Copies of TRH's recent Forms 10-K, Forms 10-Q and Forms 8-K, and all amendments to those reports, can be accessed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission by clicking on “Transatlantic Holdings, Inc. Investor Information” on TRH's website and then clicking on “SEC Filings (including Section 16 Filings—Forms 3, 4 and 5).” TRH also makes available on its corporate website copies of its charters for its Audit, Nominating and Corporate Governance and Compensation Committees, as well as its Corporate Governance Guidelines, Director Independence Standards and Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics.

      In addition, copies of any of TRH's reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, as well as any Quarterly Earnings Press Release may be obtained by contacting TRH's Investor Relations Department at:

Transatlantic Holdings, Inc. 80 Pine Street New York, New York 10005 Telephone: (212) 770-2040 Telefax: (212) 248-0965 E-mail: investor_relations@transre.com

      Throughout this Annual Report on Form 10-K, TRH presents its operations in the way it believes will be most meaningful. TRH's unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, and TRH's combined ratio and its components are included herein and presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

The Reinsurance Business

      Reinsurance is an arrangement whereby one or more companies, the reinsurer(s), agrees to indemnify another (re)insurance company, the ceding company, for all or part of the insurance risks underwritten by the ceding company. Reinsurance can provide certain basic benefits to the ceding company. It reduces net liability on individual risks, thereby enabling the ceding company to underwrite more business than its own resources can support and it provides catastrophe protection to lessen the impact of large or multiple losses.

      There are two major classes of reinsurance: treaty reinsurance and facultative reinsurance. Treaty reinsurance is a contractual arrangement that provides for the automatic reinsuring of a type or category of risk underwritten by the ceding company. Facultative reinsurance is the reinsurance of individual risks. Rather than agreeing to reinsure all or a portion of a class of risk, the reinsurer separately rates and underwrites each risk. Facultative reinsurance is normally purchased for risks not covered by treaty reinsurance or for individual risks covered by reinsurance treaties that are in need of capacity beyond that provided by such treaties.

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

      Casualty insurance can be written on a claims-made or an occurrence basis. Claims-made policies generally provide coverage for claims made during the policy period regardless of when the act causing the claim occurred. Occurrence policies generally provide coverage in perpetuity for acts committed during the policy regardless of when the claim is made. Depending on the nature of the business and statute of limitations, the final claims costs for occurrence business can take many years to be definitively known given that new claims can come in at any time and existing claims may continue to develop. Claims-made business, while also taking a significant time to finalize claims costs, due to the development of open claims, generally has a shorter period for completion as the number of claims is known shortly after the policy expires.

      Casualty business as a whole is volatile in that the ultimate claims costs for a policy or portfolio are not known for a significant amount of time. Reasons for this are the complexity of liability theory, the occurrence nature of some coverages, the potential for litigation, adverse court rulings, unpredictable claims and social inflation trends and reporting lag time between cedents and reinsurers.

      Property insurance is written on an occurrence basis, but, because the loss is generally immediate and manifest, claims are adjusted and closed in a much shorter period. However, due to the unpredictable nature of fire, hurricanes, earthquakes and other natural or man-made catastrophic events as well as the imperfect models that exist in measuring the probability of these events, there is a great deal of volatility in property reinsurance as well.

General

      TRH's activities in the United States were conducted through its worldwide headquarters in New York, its office in Miami (as further discussed below) and its regional office in Chicago. All domestic treaty business is underwritten by, or under the supervision of, senior officers of TRH located in New York. TRH's headquarters in New York, and offices in Miami, Toronto, London, Paris, Zurich, Hong Kong, Tokyo and Sydney offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Rio de Janeiro, Warsaw and Shanghai, and maintains an exclusive arrangement with MS Upson Associates c.c., a representative agency in Johannesburg, South Africa and maintains an arrangement with Momentum Underwriting Management, Ltd. (MUM) in London, England. MUM has the underwriting authority to bind TRH, pursuant to strict underwriting guidelines.

      TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. Business underwritten by all offices located outside the United States and by the Miami office (which underwrites business in Latin America and the Caribbean) accounted for approximately 55%, 51% and 45% of worldwide net premiums written in 2005, 2004 and 2003, respectively. The London branch had net premiums written totaling $759.3 million, $841.8 million and $690.1 million in 2005, 2004 and 2003, respectively, representing 22%, 22% and 21%, respectively, of worldwide net premiums written in each of those years. TRZ had net premiums written totaling $369.2 million, $388.7 million and $269.2 million in 2005, 2004 and 2003, respectively, representing 11%, 10% and 8%, respectively, of worldwide net premiums written in each of those years. (See Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) for a discussion of premium fluctuations between years, Regulation for a discussion of certain conditions associated with international business and Note 16 of Notes to Consolidated Financial Statements for financial data by business segment.)

      A portion of the reinsurance written by TRH is assumed from other subsidiaries of AIG and therefore generally reflects their underwriting philosophy and diversified insurance products, except for insurance business written by other subsidiaries of AIG that is almost entirely reinsured by TRH by prearrangement. Approximately $575 million (15%), $639 million (15%) and $633 million (17%) of gross premiums written by TRH in the years 2005, 2004 and 2003, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG. (See Relationship with the AIG Group.)

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

      Operating results in 2005 included net pre-tax catastrophe costs of $544 million. Operating results in 2004 included net pre-tax catastrophe losses of $215 million. 2003 catastrophe losses did not have a material impact on that year's results. (See Management's Discussion.)

      TRH seeks to focus on more complex risks within the casualty and property lines, and to adjust its mix of business to take advantage of market opportunities. Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 70% of net premiums written in 2005, 72% in 2004 and 74% in 2003. The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated (See Management's Discussion.):

	Years Ended December 31,
	Net Premiums Written			Net Premiums Earned			Net Losses and Loss Adjustment Expenses Incurred			Loss and Loss Adjustment Expense Ratio
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(dollars in millions)
Casualty:
Other liability(1)(2)(3)(4)	$865.3	$834.6	$785.7	$830.2	$783.0	$709.6	$896.8	$757.2	$600.3	108.0	96.7	84.6
Auto liability	308.7	611.6	616.4	359.7	624.5	659.5	258.0	467.2	471.8	71.7	74.8	71.5
Medical malpractice(2)(3)(4)	308.0	411.3	345.3	306.5	400.7	322.2	258.5	339.6	263.7	84.3	84.7	81.8
Ocean marine and aviation(2)(3)	304.7	293.7	260.3	301.4	307.1	243.9	237.1	178.6	162.2	78.7	58.2	66.5
Accident and health	173.2	154.5	122.7	166.4	145.0	118.4	134.3	103.7	74.6	80.7	71.5	63.1
Surety and credit(4)	152.6	155.8	123.4	146.6	156.9	129.1	96.9	84.0	129.3	66.1	53.5	100.1
Other(3)(4)	320.4	254.5	203.0	282.0	226.8	193.3	144.2	159.0	131.1	51.1	70.1	67.8

Total casualty	2,432.9	2,716.0	2,456.8	2,392.8	2,644.0	2,376.0	2,025.8	2,089.3	1,833.0	84.7	79.0	77.1

Property:
Fire(2)(3)	473.9	488.5	407.8	485.0	474.2	357.8	349.2	273.9	168.7	72.0	57.8	47.2
Homeowners multiple peril(2)(3)	169.2	155.2	149.3	143.6	166.8	125.3	147.8	138.2	80.4	102.9	82.9	64.1
Auto physical damage	139.6	121.2	118.5	126.6	118.7	119.7	83.5	81.8	77.9	66.0	68.9	65.1
Allied lines(2)(3)	135.5	158.4	104.1	125.8	153.5	97.2	246.3	124.2	35.3	195.7	80.9	36.3
Other(2)(3)	115.3	110.0	104.6	111.2	103.9	95.2	24.4	47.2	38.1	22.0	45.4	40.0

Total property	1,033.5	1,033.3	884.3	992.2	1,017.1	795.2	851.2	665.3	400.4	85.8	65.4	50.4

Total	$3,466.4	$3,749.3	$3,341.1	$3,385.0	$3,661.1	$3,171.2	$2,877.0	$2,754.6	$2,233.4	85.0	75.3	70.4

(1)	A majority of the amounts within the other liability line relates to more complex risks such as E&O, D&O and, to a much lesser extent, environmental impairment liability.
(2)	In 2005, development on reserves held at December 31, 2004 related to losses that occurred in 2004 and prior years significantly increased net losses and loss adjustment expenses incurred in the other liability and medical malpractice lines and significantly decreased net losses and loss adjustment expenses incurred in the fire, homeowners multiple peril, ocean marine and aviation and other property lines. In addition, net pre-tax catastrophe losses of $483 million significantly increased net losses and loss adjustment expenses incurred in the allied, fire, ocean marine and aviation and homeowners multiple peril lines. Also, net ceded reinstatement premiums of $61 million reduced net premiums written and earned primarily in the allied and fire lines.
(3)	In 2004, development on reserves held at December 31, 2003 related to losses that occurred in 2003 and prior years significantly increased net losses and loss adjustment expenses incurred in the other liability, medical malpractice and other casualty lines and significantly decreased net losses and loss adjustment expenses incurred in the fire and ocean marine and aviation lines. In addition, net pre-tax catastrophe losses of $215 million significantly increased net losses and loss adjustment expenses incurred in the fire, allied, homeowners multiple peril and other property lines.
(4)	In 2003, development on reserves held at December 31, 2002 related to losses that occurred in 2002 and prior years significantly increased net losses and loss adjustment expenses incurred in the other liability, medical malpractice, surety and credit and other casualty lines. 2003 catastrophe losses did not have a significant impact on that year's results.

      Treaty reinsurance constitutes the great majority of TRH's business, accounting for 96% of net premiums written in each of 2005, 2004 and 2003. Facultative reinsurance comprises the balance of net premiums written.

      The following table presents certain information concerning TRH's treaty and facultative business for the periods indicated:

	Treaty
	Years Ended December 31,
	2005(1)	2004(2)	2003
	(in millions)
Gross premiums written	$3,614.7	$3,837.1	$3,397.2
Net premiums written	3,310.6	3,613.9	3,219.2
Net premiums earned	3,241.5	3,528.7	3,048.7

	Facultative

	Years Ended December 31,

	2005(1)	2004(2)	2003

	(in millions)
Gross premiums written	$273.0	$304.1	$240.7
Net premiums written	155.8	135.4	121.9
Net premiums earned	143.5	132.4	122.5

(1)	In 2005 compared to 2004, domestic treaty net premiums written decreased significantly in the auto liability, medical malpractice and A&H lines, offset slightly by significant increases in the fidelity line. International treaty net premiums written decreased significantly in the auto liability line, offset by significant increases in the other liability, A&H, boiler and machinery and ocean marine lines. Facultative gross premiums written decreased in 2005 compared to 2004 due principally to a decrease in premiums that, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates in the property line. Facultative net premiums written, in 2005 compared to 2004, increased principally in the A&H, medical malpractice and boiler and machinery lines.
(2)	In 2004 compared to 2003, domestic treaty net premiums written increased significantly in the specialty casualty classes of medical malpractice and A&H and in the other liability line, offset by significant decreases in the auto liability, property and surety lines. International treaty net premiums written increased significantly in the property, auto liability, credit and ocean marine lines. Facultative net premiums written, in 2004 compared to 2003, increased principally in the other liability and A&H lines, offset, in part, by decreases in the medical malpractice line.

Treaty Reinsurance

      Treaty reinsurance accounted for approximately $3,614.7 million of gross premiums written and $3,310.6 million of net premiums written in 2005, approximately 71% of which resulted from casualty lines treaties, with the remainder from property lines treaties. In total, approximately 69% of treaty gross premiums written in 2005 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 12% of treaty gross premiums written in 2005 were attributable to other subsidiaries of AIG and were primarily written on a pro rata basis. (See Relationship with the AIG Group.) The majority of TRH's non-AIG Group treaty premiums were also written on a pro rata basis. As pro rata business is a proportional sharing of premiums and losses between ceding company and reinsurer, generally, the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business. Non-U.S. treaty business accounted for approximately 52% of TRH's total net premiums written for the year ended December 31, 2005.

      TRH's treaty business consists primarily of business within the other liability (including D&O and E&O), ocean marine and aviation, auto liability (including non-standard risks), medical malpractice A&H, surety and credit, fire, homeowners multiple peril, auto physical damage and allied lines. A significant portion of TRH's business within these lines (primarily other liability, medical malpractice and A&H) is derived from certain more complex risks.

      TRH's treaty business accepts a portfolio of risks on either a risk attaching basis or loss occurring basis. For the risk attaching treaties, if an individual risk covered by the treaty incepts during the treaty period, TRH's liability for that policy goes to that treaty year regardless of when the loss occurs. For loss occurring during (LOD) treaties, TRH covers losses occurring during the treaty coverage period on all in-force policies, regardless of the date the policies were issued by the ceding company.

      TRH's treaty underwriting process emphasizes a team approach among TRH's underwriters, actuaries and claims staff, as appropriate. Treaties are reviewed for compliance with TRH's underwriting guidelines and objectives and most treaties are evaluated in part based upon actuarial analyses conducted by TRH. TRH's actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered thereunder. Property catastrophe exposed treaties are generally evaluated using industry standard models. These models are used as guidance for risk assessment and are continually being updated. TRH also frequently conducts underwriting and claims audits at the offices of a prospective ceding company both before and after entering into major treaties, because reinsurers, including TRH, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TRH, and reinsurers in general, to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the reinsurer for the risk assumed.

      TRH offers brokers full service with large capacity for both casualty and property risks. For non-AIG Group business, TRH generally seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and takes the initiative in negotiating price, terms and conditions. TRH believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. Except where insurance business written by AIG subsidiaries is almost entirely reinsured by TRH by prearrangement, TRH has generally not set terms and conditions as lead underwriter with respect to treaty reinsurance purchased by other subsidiaries of AIG, although it may do so in the future. When TRH does not lead the treaty, it may still suggest changes to any aspect of the treaty. In either case, TRH may reject any treaty business offered to it by AIG subsidiaries or others based upon its assessment of all relevant factors. Such factors include type and level of risk assumed, actuarial and underwriting judgment with respect to rate adequacy, various treaty terms, prior and anticipated loss experience (including exposure to natural and man-made catastrophes) on the treaty, prior business experience with the ceding company, overall financial position, operating results, the A.M. Best Company (Best), Standard & Poor's (S&P) and Moody's Investors Service (Moody's) ratings of the ceding company and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

      TRH currently has approximately 4,200 treaties in effect for the current underwriting year. In 2005, no single treaty exceeded 2% of treaty gross premiums written. No ceding company accounted for more than 2% of total treaty gross premiums written in 2005 except for other subsidiaries of AIG (see Relationship with the AIG Group), and members of Lloyd's of London (Lloyd's) (which, when all of the syndicates are aggregated, accounted for 6% of treaty gross premiums written).

Facultative Reinsurance

      During 2005, TRH wrote approximately $273.0 million of gross premiums written and $155.8 million of net premiums written of facultative reinsurance, approximately 61% of which represented casualty risks with the balance comprising property risks. TRH provides facultative reinsurance on predominantly an excess-of-loss basis, although some business is written on a pro rata basis. Non-U.S. facultative business accounted for approximately 3% of TRH's total net premiums written for the year ended December 31, 2005.

      TRH's facultative contracts (also called certificates) provide prospective coverage on virtually the same basis as the original policy issued by the ceding insurer. In 2005, TRH's facultative book of business focused on the property and professional liability lines, although coverage is generally offered for most lines of business, and is written principally on a risk attaching basis for each risk (i.e., TRH's liability starts with the underlying policy inception and ends when the underlying policy expires). With respect to facultative contracts, TRH's clients come to TRH on a risk by risk basis when they wish to obtain a larger policy limit than provided by their existing outward treaty reinsurance or when their existing treaty reinsurance excludes a class of business or type of coverage they provide to policyholders.

      Other underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 50% of facultative gross premiums written in 2005 were attributable to other subsidiaries of AIG. Except for such AIG subsidiaries, no single ceding company accounted for more than 4% of total facultative gross premiums written in 2005.

Retention Levels and Retrocession Arrangements

      TRH enters into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing gross premium writings and risk capacity without requiring additional capital.

      Under TRH's underwriting guidelines and retrocession arrangements in effect at the end of 2005, generally the maximum net amounts retained and the maximum gross capacities on a per program basis for treaty business and per risk basis for facultative business are set forth in the table below.

	Maximum Net Retention	Maximum Gross Capacity
	(in millions)
Property:
Treaty
Catastrophe excess-of-loss	$100	$100
Other	30	30
Facultative	10	50
Casualty:
Treaty
Marine and aviation	15	35
Other	15	20
Facultative	10	10

      TRH is exposed to multiple insured losses arising out of a single occurrence (e.g., natural or man-made catastrophe) that have the potential to accumulate to material amounts and affect multiple risks/programs and classes of business. TRH uses modeling techniques to manage certain such risks to acceptable limits, although current techniques used to estimate the exposure may not accurately predict the probability of such an event nor the extent of resulting losses. In addition, TRH may purchase retrocession protection designed to limit the amount of losses that it may incur. For 2006, TRH has purchased property and marine catastrophe reinsurance protection that management deems prudent and cost effective. Based on preliminary data, TRH estimates that its probable maximum gross loss (gross PML) from any single event in any one geographic zone would approximate $635 million (before TRH's property and marine catastrophe reinsurance protection). TRH defines gross PML as its anticipated maximum loss (taking into account contract limits), before its retrocession recoveries, caused by a single catastrophic event affecting a broad contiguous area with an expected likelihood of occurrence of once in every 250 years. Based upon the above gross PML estimate, TRH would record net loss and loss adjustment expenses (LAE) incurred of approximately $400 million before tax benefit, or $260 million, net of tax, in such an event, subject to other terms and conditions of the retrocessional coverages purchased by TRH. There can be no assurance that TRH will not experience losses from one or more catastrophic events that exceed, perhaps by a material amount, such gross and net amounts. Terms of the catastrophe reinsurance protections often require the purchaser to make additional payments to the reinsurer which may increase the net cost of such event to TRH. Certain of such payments represent a contractually stipulated reinstatement premium which generally restores coverage utilized to respond to the initial catastrophic loss for the remainder of the original coverage period.

      The Terrorism Risk Insurance Act of 2002 (TRIA) was signed into law in November 2002 and extended for two years in December 2005. TRIA provided coverage to the insurance industry for acts of terrorism, as defined by TRIA. The Terrorism Risk Insurance Extension Act (TRIEA) of 2005 greatly increases the portion of the loss the insurance industry would pay in the event of a terrorist attack and reduced the number of lines covered. This coverage does not apply to reinsurers. In general, TRH does not provide terrorism cover under international property treaties nor does it provide cover for certified acts of terrorism, as defined by TRIEA, under domestic property treaties. TRH offers terrorism-specific treaty coverages to ceding companies on a limited basis. TRH purchases some retrocessional protection to manage its property facultative portfolio terrorism exposure. As respects other lines of business, TRH assumes terrorism risk in marine, aviation and other casualty treaties after careful underwriting consideration and, in many cases, with limitations.

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

      As of December 31, 2005, TRH had in place approximately 150 active retrocessional arrangements for current and prior underwriting years with 343 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses and LAE totaled $1,491.5 million, including $295.0 million recoverable from affiliates. No unsecured recoverables from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH. (See Note 15 of Notes to Consolidated Financial Statements.)

Marketing

      TRH provides property and casualty reinsurance capacity through brokers as well as directly to insurance and reinsurance companies in both the domestic and international markets. TRH believes its worldwide network of offices and its relationship with the AIG Group help position TRH to take advantage of market opportunities.

      Business assumed from other subsidiaries of AIG is generally obtained directly from the ceding company. No ceding company, other than such AIG subsidiaries and, in 2001 only, Lloyd's (which, when all of the syndicates are aggregated, accounted for 12% of TRH's 2001 consolidated revenues), has accounted for 10% or more of TRH's consolidated revenues in any of the last five years. A portion of the business assumed from Lloyd's was obtained through brokers controlled by Aon Corporation (Aon) and Marsh & McLennan Companies, Inc. (Marsh), which are further discussed below.

      Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 2005, approximately 82% of TRH's non-AIG Group business was written through brokers and the balance was written directly. Also in 2005, companies controlled by Aon and Marsh, TRH's largest brokerage sources of non-AIG Group business, accounted for 15% and 15%, respectively, of TRH's consolidated revenues. In addition, Aon and Marsh accounted for non-AIG Group business representing 15% and 14%, respectively, of total gross premiums written in 2005. TRH's largest 10 brokers accounted for non-AIG Group business aggregating approximately 53% of total gross premiums written. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business. Brokers do not have the authority to bind TRH with respect to reinsurance agreements, nor does TRH commit in advance to accept any portion of the business that brokers submit to it.

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

Reserves for Unpaid Losses and Loss Adjustment Expenses (Gross Loss Reserves)

      Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer, and the ceding company's payment of that loss and subsequent payments to the ceding company by the reinsurer. Insurers and reinsurers establish gross loss reserves, which represent estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred on or before the balance sheet date, including events which have not been reported to the ceding company.

      Upon receipt of a notice of claim from the ceding company, TRH establishes its own case reserve for the estimated amount of the ultimate settlement, if any. Case reserves usually are based upon the amount of reserves recommended by the ceding company and may be supplemented by additional amounts as deemed necessary. In certain instances, TRH establishes case reserves even when the ceding company has not reported any liability to TRH.

      TRH also establishes reserves to provide for the estimated expenses of settling claims, including legal and other fees, the general expenses of administering the claims adjustment process (i.e., LAE), and the losses and LAE incurred but not reported (IBNR). TRH calculates LAE and IBNR reserves by using generally accepted actuarial reserving techniques to estimate the ultimate liability for losses and LAE. Such reserves are periodically reassessed by TRH to adjust for changes in the expected loss emergence pattern over time. TRH has an in-house actuarial staff which periodically reviews its unpaid losses and loss adjustment expenses net of related reinsurance recoverables (net loss reserves), and does not retain any outside actuarial firm to review its loss reserves on an ongoing basis.

      Net loss reserves are charged to income as incurred. Gross loss reserves represent the accumulation of case reserves and IBNR. Provisions for inflation and social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of the numerous judgments which are made as to expected trends in average claim severity. Legislative changes may also affect TRH's liabilities, and evaluation of the impact of such changes is made in the reserve setting process.

      The methods of determining estimates for unreported losses and establishing resulting reserves and related reinsurance recoverable are continually reviewed and updated, and any resulting adjustments are reflected in income currently. The process relies upon the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. However, estimation of loss reserves is a difficult process, especially in view of changes in the legal and tort environment which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

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

      Included in TRH's net loss reserves are amounts related to environmental impairment and asbestos-related illnesses, the September 11, 2001 terrorist attack and Hurricane Katrina. (See

Management's Discussion for more detail regarding the significant uncertainties related to these reserves.)

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

      The “Analysis of Consolidated Net Loss Reserves Development” which follows presents the development of net loss reserves, for calendar years 1995 through 2005. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss reserve of $2,383.5 million as of December 31, 1996, by the end of 2005 (nine years later) $1,930.7 million had actually been paid in settlement of those net loss reserves. In addition, as reflected in the lower section of the table, the original net loss reserve of $2,383.5 million was reestimated to be $2,205.2 million at December 31, 2005. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $178.4 million at December 31, 2005 related to December 31, 1996 net loss reserves of $2,383.5 million, represents the cumulative amount by which net loss reserves as of year-end 1996 have developed favorably from 1997 through 2005.

      Each amount other than the original reserves in the following table includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2002 for $150,000 was first reserved in 1999 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net redundancy (deficiency) in each of the years in the period 1999 through 2001 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

ANALYSIS OF CONSOLIDATED NET LOSS RESERVES DEVELOPMENT(1)(2)(3)

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(in thousands)
Net loss reserves, as of December 31:(4)	$1,985,786	$2,383,528	$2,522,728	$2,656,103	$2,762,162	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443
Cumulative paid as of:
One year later	396,647	549,635	543,539	702,603	953,708	892,752	1,033,574	1,057,314	1,090,058	1,492,464
Two years later	685,485	850,260	1,003,059	1,224,593	1,570,329	1,573,227	1,759,047	1,806,388	2,035,299
Three years later	855,809	1,165,437	1,339,141	1,620,068	2,050,795	2,071,480	2,332,901	2,535,149
Four years later	1,058,296	1,383,421	1,604,714	1,982,347	2,408,700	2,499,596	2,932,043
Five years later	1,194,900	1,557,832	1,835,665	2,213,639	2,722,971	2,940,058
Six years later	1,314,354	1,711,075	1,972,791	2,417,530	3,039,306
Seven years later	1,419,415	1,800,510	2,079,993	2,620,053
Eight years later	1,496,704	1,866,382	2,187,524
Nine years later	1,549,543	1,930,700
Ten years later	1,601,878
Net liability reestimated as of:(4)
End of year	1,985,786	2,383,528	2,522,728	2,656,103	2,762,162	2,614,917	2,908,887	3,257,906	3,956,420	4,980,609	5,690,443
One year later	1,978,062	2,368,965	2,463,239	2,588,626	2,776,519	2,650,589	3,248,013	3,580,493	4,273,802	5,249,445
Two years later	1,961,041	2,289,951	2,369,885	2,496,422	2,802,612	3,088,303	3,561,876	4,112,290	4,781,344
Three years later	1,885,897	2,171,127	2,265,351	2,508,278	3,158,790	3,392,021	4,176,419	4,637,194
Four years later	1,784,560	2,081,811	2,235,533	2,764,144	3,379,226	3,872,054	4,641,988
Five years later	1,725,009	2,018,452	2,342,492	2,886,020	3,725,975	4,217,748
Six years later	1,671,620	2,074,034	2,396,192	3,073,754	3,944,728
Seven years later	1,699,810	2,106,508	2,483,736	3,218,944
Eight years later	1,735,987	2,149,775	2,567,505
Nine years later	1,771,370	2,205,177
Ten years later	1,815,867
Net redundancy (deficiency) as of December 31, 2005	$169,919	$178,351	$(44,777)	$(562,841)	$(1,182,566)	$(1,602,831)	$(1,733,101)	$(1,379,288)	$(824,924)	$(268,836)

(1)	This table excludes data related to TRZ, a non-U.S. subsidiary acquired in the third quarter of 1996, for 1995, as such data is not available.
(2)	This table is on a calendar year basis and does not present accident or underwriting year data.
(3)	Data have been affected by transactions between TRH and the AIG Group. (See Relationship with the AIG Group and Notes 13 and 15 of Notes to Consolidated Financial Statements.)
(4)	Represents unpaid losses and loss adjustment expenses, net of related reinsurance recoverables.

ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
AND NET REESTIMATED LIABILITY(1)(2)(3)

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(in thousands)
End of year:
Gross liability	$2,388,155	$2,733,055	$2,918,782	$3,116,038	$3,304,931	$3,077,162	$3,747,583	$4,032,584	$4,805,498	$5,941,464	$7,113,294
Related reinsurance recoverable	402,369	349,527	396,054	459,935	542,769	462,245	838,696	774,678	849,078	960,855	1,422,851

Net liability	$1,985,786	$2,383,528	$2,522,728	$2,656,103	$2,762,162	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443

One year later:
Gross reestimated liability	$2,326,770	$2,755,288	$2,864,610	$3,083,643	$3,369,520	$3,126,518	$4,136,126	$4,465,908	$5,117,490	$6,344,019
Reestimated related reinsurance recoverable	348,708	386,323	401,371	495,017	593,001	475,929	888,113	885,415	843,688	1,094,574

Net reestimated liability	$1,978,062	$2,368,965	$2,463,239	$2,588,626	$2,776,519	$2,650,589	$3,248,013	$3,580,493	$4,273,802	$5,249,445

Two years later:
Gross reestimated liability	$2,340,639	$2,664,858	$2,776,598	$3,033,092	$3,426,471	$3,565,853	$4,556,676	$5,003,598	$5,761,231
Reestimated related reinsurance recoverable	379,598	374,907	406,713	536,670	623,859	477,550	994,800	891,308	979,887

Net reestimated liability	$1,961,041	$2,289,951	$2,369,885	$2,496,422	$2,802,612	$3,088,303	$3,561,876	$4,112,290	$4,781,344

Three years later:
Gross reestimated liability	$2,246,095	$2,568,103	$2,701,351	$3,039,473	$3,788,866	$3,970,012	$5,188,506	$5,678,239
Reestimated related reinsurance recoverable	360,198	396,976	436,000	531,195	630,076	577,991	1,012,087	1,041,045

Net reestimated liability	$1,885,897	$2,171,127	$2,265,351	$2,508,278	$3,158,790	$3,392,021	$4,176,419	$4,637,194

Four years later:
Gross reestimated liability	$2,166,178	$2,497,563	$2,649,925	$3,298,599	$4,098,524	$4,492,711	$5,814,220
Reestimated related reinsurance recoverable	381,618	415,752	414,392	534,455	719,298	620,657	1,172,232

Net reestimated liability	$1,784,560	$2,081,811	$2,235,533	$2,764,144	$3,379,226	$3,872,054	$4,641,988

Five years later:
Gross reestimated liability	$2,120,568	$2,418,533	$2,762,480	$3,502,673	$4,479,946	$4,868,258
Reestimated related reinsurance recoverable	395,559	400,081	419,988	616,653	753,971	650,510

Net reestimated liability	$1,725,009	$2,018,452	$2,342,492	$2,886,020	$3,725,975	$4,217,748

Six years later:
Gross reestimated liability	$2,056,681	$2,482,084	$2,887,038	$3,713,151	$4,728,479
Reestimated related reinsurance recoverable	385,061	408,050	490,846	639,397	783,751

Net reestimated liability	$1,671,620	$2,074,034	$2,396,192	$3,073,754	$3,944,728

Seven years later:
Gross reestimated liability	$2,100,259	$2,560,633	$2,997,036	$3,893,259
Reestimated related reinsurance recoverable	400,449	454,125	513,300	674,315

Net reestimated liability	$1,699,810	$2,106,508	$2,483,736	$3,218,944

Eight years later:
Gross reestimated liability	$2,162,015	$2,627,505	$3,112,127
Reestimated related reinsurance recoverable	426,028	477,730	544,622

Net reestimated liability	$1,735,987	$2,149,775	$2,567,505

Nine years later:
Gross reestimated liability	$2,221,289	$2,704,518
Reestimated related reinsurance recoverable	449,919	499,341

Net reestimated liability	$1,771,370	$2,205,177

Ten years later:
Gross reestimated liability	$2,281,636
Reestimated related reinsurance recoverable	465,769

Net reestimated liability	$1,815,867

Gross redundancy (deficiency) as of December 31, 2005	$106,519	$28,537	$(193,345)	$(777,221)	$(1,423,548)	$(1,791,096)	$(2,066,637)	$(1,645,655)	$(955,733)	$(402,555)

(1)	This table excludes data related to TRZ for 1995.
(2)	This table is on a calendar year basis and does not represent accident or underwriting year data.
(3)	Data has been affected by transactions between TRH and the AIG Group. (See Relationship with the AIG Group and Notes 13 and 15 of Notes to Consolidated Financial Statements.)

      The trend depicted in the latest development year in the reestimated net liability portion of the “Analysis of Consolidated Net Loss Reserves Development” table and in the “Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability” table reflects net adverse development. Net adverse development of $268.8 million was recorded in 2005 on losses occurring in all prior years. This net adverse development was comprised of $524.9 million related to losses occurring in 2002 and prior, partially offset by favorable development of $256.1 million related primarily to 2004 and, to a lesser extent, 2003. (See Management's Discussion.)

      In general, the deficiencies shown in the table for years 1998 through 2004 developed principally in 2002 through 2005 and resulted largely from losses occurring between 1998 and 2001 in certain casualty lines. Such adverse development involved an unexpected increase in the frequency and severity of large claims reported in late 2002 through 2005, as was common in the industry, related to non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice and D&O. (See Management's Discussion.) In addition, the majority of the redundancies shown in the table in 1995 and 1996 resulted from favorable development of reserves in the other liability line for losses occurring from 1986 through 1994, partially offset by continued adverse development of reserves in the other liability line for losses occurring prior to 1984.

      The length of time needed for reserves to be ultimately paid has generally been decreasing over the past ten years due, in part, to a shift in the business mix towards lines with shorter loss payment patterns, and the higher incidence (compared to earlier years) of catastrophe losses paid in more recent years.

      See Note 5 of Notes to Consolidated Financial Statements for a reconciliation of beginning and ending net loss reserves. For TRH's domestic subsidiaries (TRC and Putnam), there is no difference in reserves for losses and LAE, net of related reinsurance recoverable, whether determined in accordance with accounting principles generally accepted in the United States of America or statutory accounting principles.

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

      TRH's current investment strategy seeks to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. Tax-exempt fixed maturities carry lower pre-tax yields than taxable fixed maturities that are comparable in risk and term to maturity due to their tax-advantaged status. (See Management's Discussion.) The great majority of the equity portfolio is structured to achieve capital appreciation primarily through investment in quality growth companies. Other invested assets represent investments in limited partnerships.

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

      The following table reflects investment results for TRH for each of the five years in the period ended December 31, 2005.

INVESTMENT RESULTS

Years Ended December 31,	Average Investments(1)	Pre-Tax Net Investment Income(2)	Pre-Tax Effective Yield(3)	Pre-Tax Realized Net Capital Gains (Losses)
	(dollars in thousands)

2005	$8,748,640	$343,247	3.9%	$39,884
2004	7,566,066	306,786	4.1	22,181
2003	6,211,294	270,972	4.4	9,942
2002	5,278,276	252,026	4.8	(5,951)
2001	4,686,234	240,083	5.1	(240)

(1)	Average of the beginning and ending carrying values of investments and cash for the year, excluding non-interest bearing cash. Fixed maturities available for sale, common stocks, nonredeemable preferred stocks and other invested assets are carried at market value. Other fixed maturities are carried at amortized cost and the short-term investment of funds received under securities loan agreements is carried at cost.
(2)	After investment expenses.
(3)	Pre-tax net investment income for the year divided by average investments for the same year.

      The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 2005:

	Breakdown of Investments
	December 31, 2005
	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, foreign and domestic municipalities and political subdivisions	$1,257,941	13.9%

Available for sale (at market value):
Corporate	1,445,646	16.0
U.S. Government and government agencies	303,642	3.3
Foreign government	252,907	2.8
States, foreign and domestic municipalities and political subdivisions	4,295,480	47.5

	6,297,675	69.6

Total fixed maturities	7,555,616	83.5

Equities:
Available for sale:
Common stocks	606,325	6.7
Nonredeemable preferred stocks	12,420	0.2

	618,745	6.9
Trading:
Common stocks	46,493	0.5

Total equities	665,238	7.4

Other invested assets	172,869	1.9
Short-term investment of funds received under securities loan agreements	606,882	6.7
Short-term investments	43,112	0.5

Total investments	$9,043,717	100.0%

      The carrying value of available for sale and trading securities are subject to significant volatility from changes in their market values. (See Management's Discussion.)

      As of December 31, 2005, the market value of the total investment portfolio was $9,070.6 million.

      The following table indicates the composition of the fixed maturity portfolio of TRH by rating as of December 31, 2005:

Breakdown of Fixed Maturity Portfolio by Rating	Held to Maturity	Available For Sale	Total
Aaa	12.7%	52.4%	65.1%
Aa	2.8	26.7	29.5
A	1.1	3.9	5.0
Baa	—	0.2	0.2
Ba	—	0.1	0.1
Not rated	—	0.1	0.1

Total	16.6%	83.4%	100.0%

      At December 31, 2005, TRH had no real estate or derivative instruments.

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

Competition

      The reinsurance business is a mature, highly competitive industry in virtually all lines of business. The markets in which TRH operates have historically been cyclical. After many years of deteriorating prices and contract terms, rate increases were achieved in many lines in late 2000, and this trend continued in 2001 at a much greater pace following the September 11, 2001 terrorist attack.

      Attracted by the improved market conditions, additional capital entered the market starting in late 2001 through the formation of new companies, principally in Bermuda, and the addition of capital to certain existing companies. The newer reinsurance capacity spurred additional competition, most significantly in shorter tail, catastrophe related lines, both domestically and internationally. Despite the new capacity, market conditions for reinsurers generally continued to improve throughout 2002 and 2003 as rates increased and terms and conditions generally became more restrictive.

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

      The generally softening property market conditions prevalent in 2004 continued through the first half of 2005 on both primary and reinsurance business. In addition, market conditions in many casualty lines also softened for a significant portion of 2005. However, pricing, terms and conditions on short tail lines of business, such as property, marine and energy, improved significantly in the United States and, to some degree, outside the United States, after Hurricanes Katrina, Rita and Wilma. These improvements had little effect on 2005 results. The improvements were driven by several factors, including the amount of industry capital consumed by the losses, the failure of traditional property catastrophe models to accurately capture the severity of a Hurricane Katrina type flood loss and the modification of capital adequacy models by certain rating agencies to increase capital charges related to catastrophe exposure. Searching for a proper return and looking to minimize the uncertainty of property catastrophe modeling, the market arrived at meaningfully higher pricing parameters, higher attachment points, tighter terms and conditions for such programs and a more conservative management of aggregate. These improvements were most notable in the U.S. nationwide property and energy catastrophe programs as well as in energy pro rata contracts. To a lesser extent, U.S. regional property catastrophe, international property catastrophe, marine excess-of-loss, property per risk excess-of-loss and property pro rata programs saw improvements. Other lines of business, including casualty lines, while not experiencing much deterioration in terms, did not see the same magnitude of improvement in market conditions.

      Internationally, insurance companies tend to be less transactional in their reinsurance decision making process, which tends to prolong the time it takes for new entrants to become established. However, it also enables the weaker reinsurers, damaged by past claims and poor market performance to maintain an involvement where perhaps one would expect them to fall away. TRH competes in all environments and is able to blend effectively both transactional and relationship underwriting via its network of established overseas offices throughout the international arena.

      Much like the influx of capital after the event of September 11, 2001, a large amount of capital flowed into the market after the major catastrophe events of 2005. Unlike 2001, however, the hurricanes of 2005 had a disproportionate effect on reinsurers and much of the capital raised went to existing reinsurers. Some of the capital also went to new reinsurance companies that were started in Bermuda in the fourth quarter of 2005. The capital raised by existing reinsurers was not just to replace capital lost in the catastrophe events of 2005, but also to meet the higher capital thresholds required by the rating agencies to support catastrophe exposure. Also, due to the severe impact on capital that the hurricanes had on property monoline carriers, the rating agencies imposed higher hurdles for ratings for this type of reinsurer and insurer. Nevertheless, most of the start up companies achieved a rating of at least A– from Best by year end. Despite these ratings, most of the start up companies have not yet fully established themselves nor substantially interrupted the flow of business to established reinsurers. However, these present conditions may change, perhaps significantly, in the future.

      In addition to new company formations, capital markets, including hedge funds, have become more active in assuming more reinsurance risk other than from investing in various companies. Numerous hedge funds have provided both pro rata and excess-of-loss reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business.

      The amount of capital that was raised by existing companies and new companies coupled with the increasing presence of hedge funds no doubt tempered the improvements in the global marketplace. At January 1, 2006, the only significant improvements in pricing, terms and conditions tended to be in United States peak zone catastrophe exposures. Furthermore, the penalties imposed by rating agencies on monoline companies may eventually lead to increased competition on casualty business as insurers and reinsurers look for greater portfolio diversification. The ultimate impact on the market of these events, however, remains uncertain.

      TRH anticipates a continued firming of terms and conditions through 2006 as the weight of hurricane related claims continue to weigh on the reinsurance industry as a whole. Most reinsurers have been impacted, some substantially and as claims become payable, liquidity could see pressures which drive pricing to firm up more quickly than capacity would suggest. Catastrophe exposed coverages will face the most difficulty as reinsurers will need to alter pricing, as models are adjusted to account for an increase in catastrophe activity and the resultant magnitude of losses.

      Competition in the types of reinsurance in which TRH is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, Best, S&P and Moody's ratings, the states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer, premiums charged, other terms and conditions of the reinsurance offered, services offered, speed of claims payment and reputation and experience in the lines of business underwritten. In addition, it is likely that TRH will face more difficulty than in the past to obtain certain retrocession protection, and will also be required to pay higher prices for such protection than in the recent past.

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

      Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivatives such as swaps) that may compete with certain types of reinsurance, such as property catastrophe. Over time, these numerous initiatives could significantly affect supply, pricing and competition in the reinsurance industry.

Employees

      At December 31, 2005, TRH had approximately 485 employees. Approximately 230 employees were located in the New York headquarters; 45 employees were located in Chicago and Miami (serving Latin America and the Caribbean) and 210 employees were located in other international offices.

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

      TRC, TRZ and Putnam, in common with other reinsurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of reinsurance, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single contract, deposits of securities for the benefit of ceding companies, methods of accounting, periodic audits of the affairs and financial reports of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. As required by the state of New York, TRC and Putnam use the Codification of Statutory Accounting Principles (Codification) as primary guidance on statutory accounting. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders rather than security holders.

      Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized insurance companies may be identified. The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to items deemed to have more risk by the National Association of Insurance Commissioners (NAIC) and lower factors are applied to items that are deemed to have less risk. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control. At December 31, 2005, the statutory surpluses of TRC and Putnam each significantly exceeded the level of surplus required under RBC requirements for regulatory attention.

      Through the “credit for reinsurance” mechanism, TRC and Putnam are indirectly subject to the effects of regulatory requirements imposed by jurisdictions in which TRC's and Putnam's ceding companies are licensed. In general, an insurer which obtains reinsurance from a reinsurer that is licensed, accredited or authorized by the state in which the insurer files statutory financial statements is permitted to take a credit on its statutory financial statements in an aggregate amount equal to the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to the reinsurer, subject to certain limitations where amounts of reinsurance recoverable on paid losses are more than 90 days overdue. Certain states impose additional requirements that make it difficult to become so authorized, and certain states do not allow credit for reinsurance ceded to reinsurers that are not licensed or accredited in that state without additional provision for security.

      In addition to licensing requirements, TRH's international operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possibilities of tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted. In addition, TRH's results of operations and net unrealized currency translation gain or loss (a component of accumulated other comprehensive income) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. (See Note 10 of Notes to Consolidated Financial Statements.) Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

Relationship with the AIG Group

AIG

      AIG is a holding company, which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG's primary activities include both general and life insurance operations. Other significant activities include financial services, retirement services and asset management. AIG subsidiaries other than TRH, collectively, are among the largest purchasers of reinsurance in the insurance industry based on premiums ceded.

Control of the Company

      As of December 31, 2005, 2004 and 2003, AIG beneficially owned approximately 60% of the Company's outstanding shares. As of December 31, 2005, three of the Company's eight current directors were active executive officers of AIG and held a number of executive positions with AIG, including the following: Steven J. Bensinger is an Executive Vice President and Chief Financial Officer; Martin J. Sullivan is a Director, President and Chief Executive Officer; and Thomas R. Tizzio is an Honorary

Director and Senior Vice Chairman—General Insurance. Messrs. Bensinger and Sullivan were elected to TRH's Board on May 19, 2005.

      For 2003, 2004 and through April 3, 2005, four of the Company's nine directors were active executive officers of AIG, or in the case of Edward E. Matthews retired, and held a number of executive positions with AIG, including the following: Maurice R. Greenberg was a Director, Chairman and Chief Executive Officer; Mr. Mathews was an Honorary Director and Senior Advisor; Howard I. Smith was a Director, Vice Chairman and Chief Financial Officer; and Mr. Tizzio served as an Honorary Director and Senior Vice Chairman—General Insurance. On April 4, 2005, Messrs. Greenberg, Matthews and Smith resigned from TRH's Board.

      Between April 4, 2005 and May 19, 2005, only one, Mr. Tizzio, of the Company's six directors was an active executive officer of AIG.

AIG Group Reinsurance

      AIG offers TRH the opportunity to participate in a significant amount of property and casualty reinsurance purchased by other subsidiaries of AIG. TRH either accepts or rejects such reinsurance offered based upon TRH's assessment of risk selection, pricing, terms and conditions. Except where insurance business written by AIG subsidiaries is almost entirely reinsured by TRH by prearrangement, TRH has generally not set terms and conditions as lead underwriter with respect to the treaty reinsurance purchased by other subsidiaries of AIG; however, TRH may in the future set terms and conditions with respect to such business as lead underwriter and intends that the terms and conditions of any such reinsurance will be negotiated on an arm's length basis. The operating management of TRH is not employed by the AIG Group, and the Underwriting Committee of the Board of Directors of the Company, which includes directors of the Company who are not employees of the AIG Group, monitor TRH's underwriting policies.

      Approximately $575 million (15%), $639 million (15%) and $633 million (17%) of gross premiums written by TRH in the years 2005, 2004 and 2003, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG, for the production of which TRH paid ceding commissions totaling approximately $122 million, $122 million and $167 million, respectively, in such years. (The amounts discussed in the preceding sentence include transactions with C.V. Starr & Co., Inc. (Starr) as described in Transactions with Starr.) In 2005, the great majority of such gross premiums written were recorded in the property, other liability, medical malpractice and ocean marine and aviation lines. In 2004, the great majority of such gross premiums written were recorded in the property, other liability, auto liability, medical malpractice and ocean marine and aviation lines. In 2003, the great majority of such gross premiums written were recorded in the auto liability, property, other liability and ocean marine and aviation lines. Of the premiums assumed from other subsidiaries of AIG, $209 million, $306 million and $294 million in 2005, 2004 and 2003, respectively, represent premiums resulting from certain insurance business written by other AIG subsidiaries that is almost entirely reinsured by TRH by prearrangement, for the production of which TRH paid ceding commissions to such AIG subsidiaries totaling approximately $37 million, $40 million and $83 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group subsidiary versus non-AIG Group subsidiary business it accepts. TRH's objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results.

      TRH retroceded premiums written to other subsidiaries of AIG in the years 2005, 2004 and 2003 of approximately $95 million, $153 million and $87 million, respectively, and received ceding commissions of approximately $9 million, $16 million and $10 million, respectively, for the production of such business in such years. The great majority of such retrocessions to AIG subsidiaries consist of amounts which, by prearrangement with TRH, were assumed from a subsidiary of AIG and then ceded in an equal amount to other subsidiaries of AIG. (See Note 15 of Notes to Consolidated Financial Statements.)

Senior Notes Purchased by AIG Subsidiaries

      In December 2005, certain subsidiaries of AIG purchased $450 million aggregate principal amount of the Company's 5.75% senior notes due in 2015. Such amount comprised 60% of the total amount of such notes offered. (See Note 6 of Notes to Consolidated Financial Statements.)

Transactions with Starr

      Starr owned approximately 1.8% of AIG's outstanding common stock at February 21, 2006 and January 31, 2005 and 2004. Throughout 2005, 2004 and 2003 certain directors of TRH were also stockholders, executive officers or directors of Starr. On January 9, 2006, Starr released a press release indicating that all AIG executives and officers had tendered their shares in Starr pursuant to Starr's tender offer. As of January 9, 2006, no TRH Directors serve as stockholders, executive officers or directors of Starr.

      For 2003, 2004 and through April 3, 2005, Messrs. Greenberg, Matthews and Smith were directors of TRH and also stockholders, executive officers or directors of Starr. On April 4, 2005, Messrs. Greenberg, Matthews and Smith resigned from the Board of Directors of TRH. For 2003, 2004 and 2005 and through approximately January 9, 2006, Messrs. Orlich and Tizzio were also stockholders, executive officers or directors of Starr. From May 19, 2005, when Messrs. Bensinger and Sullivan were elected to the Board of TRH, through approximately January 9, 2006, Messrs. Bensinger and Sullivan were also stockholders, executive officers or directors of Starr.

      Throughout 2005, 2004 and 2003, certain of Starr's subsidiaries operated as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, produced reinsurance business for TRH. TRH paid commissions to Starr subsidiaries of $11 million, $13 million and $9 million in 2005, 2004 and 2003, respectively, for such reinsurance purchased by subsidiaries of AIG totaling $59 million, $77 million and $46 million, respectively, in such years. From these commissions, Starr is required to pay its operating and acquisition expenses.

Compensation of Certain TRH Employees from Starr International Company (SICO)

      In 1975, the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consisted of approximately 12% of AIG's outstanding common stock as of February 21, 2006, and which has no direct ownership interest in TRH, decided that a portion of the capital value of SICO (AIG shares or their cash equivalent) should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including TRH. None of the costs of these various benefits provided under the SICO Plan were paid by TRH.

      In May 2005, AIG included, for the first time, in its restated financial statements for 2000 through 2003 and in its financial statements for 2004 (as included in AIG's Annual Report on Form 10-K for the year ended December 31, 2004) adjustments attributable to compensation expense related to past SICO Deferred Compensation Profit Participation Plans (the SICO Plans). TRH determined that, as a subsidiary of AIG, it is appropriate to record the compensation expense related to its employees' participation in past SICO Plans.

      For the year 2005, TRH recorded compensation expense related to such past SICO Plans of $3.3 million (included in the Consolidated Statement of Operations in Other, net) with a corresponding increase to additional paid-in capital. The tax benefit that TRH expects to realize related to this charge was recorded as a tax benefit in the current year. TRH will continue to record compensation expense and increases to additional paid-in capital related to past SICO Plans in future periods.

      As total SICO compensation expense for each year prior to 2005 would not have been material to any such prior year, TRH also recorded in 2005 the total amount of compensation expense related to past SICO Plans that would have been recorded in all prior periods through December 31, 2004 as a reduction to retained earnings of $8.3 million, which is net of a tax benefit that TRH expects to realize of $3.0 million. The entire amount of such prior year compensation cost, before tax effect, of $11.3 million, is considered a contribution to capital, and was recorded as an increase to additional paid-in capital.

      In making this determination, TRH evaluated the impact that expense recognition would have had on all prior years to which SICO Plan compensation would have applied. In addition, these amounts have been calculated as variable stock awards, which consider the fair market value of AIG common stock at each measurement date, and would include any distributions made under past SICO Plans. In December 2005, the nature of past SICO Plans changed from variable to fixed in nature, as plan participants no longer have an option to receive the cash equivalent of AIG shares in future distributions. The impact of such change is insignificant to the amount of expense recorded in 2005.

      In addition, during 2005, AIG has initiated a 2005–2006 Deferred Compensation Profit Participation Plan (the AIG Plan) that has been modeled after past SICO Plans and will include certain TRH employees as participants. If share awards are made, pursuant to AIG Plan terms, TRH will bear the costs related to TRH employees' participation in the AIG Plan and will begin to record compensation expense related to such costs in 2007. Compensation expense related to the AIG Plan is not expected to be material.

Item 1A. Risk Factors

      The risks described below could materially affect TRH's business, results of operations, cash flows or financial condition.

Uncertainty related to losses from Hurricanes Katrina, Rita and Wilma may further negatively impact TRH's financial results.

      TRH's results for 2005 reflected the aggregate estimated pre-tax impact of significant catastrophe loss events amounting to $544 million, or $354 million on an after-tax basis. These estimated pre-tax costs included $304 million related to Hurricane Katrina, $44 million related to Hurricane Rita and $111 million related to Hurricane Wilma. These estimated costs of catastrophe events include marine and energy losses. In addition, such costs, which are net of reinsurance, also reflect the net cost of reinstatement premiums based on these loss estimates. Accordingly, costs from Hurricanes Katrina, Rita and Wilma had a material adverse effect on TRH's 2005 financial results and TRH's stockholders' equity and will have a material adverse effect on operating cash flows over at least the next twelve months.

      TRH's estimates were based on a significant amount of judgment and consider, among other factors, industry loss projections, output from catastrophe modeling software, market share analysis and a review of certain large in-force contracts, and are subject to change to reflect future information. TRH's estimates are also subject to a high level of uncertainty arising out of extremely complex and unique causation and coverage issues associated with the unprecedented nature of these events, including the attribution of losses to wind or flood damage or other perils such as fire, business interruption, riot and civil commotion. In addition, these estimates may vary due to potential legal and regulatory developments related to potential losses, as well as inflation in repair costs due to the limited availability of labor and materials, with respect to Hurricanes Katrina and Rita, due in part to the size and proximity in time and distance of the two hurricanes. TRH expects that these issues may be subject to litigation by state attorneys general and private parties and will not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments. Accordingly, actual losses may vary materially from TRH's estimates and may further negatively impact TRH's financial results.

The occurrence of severe catastrophic events could have a material adverse effect on TRH's financial condition, results of operations and operating cash flows.

      Because TRH underwrites property and casualty reinsurance and has large aggregate exposures to natural and man-made disasters, TRH expects that its loss experience generally will include infrequent events of great severity. The frequency and severity of catastrophe losses are inherently unpredictable. Consequently, the occurrence of losses from a severe catastrophe or series of catastrophes could have a material adverse effect on TRH's financial condition, results of operations and operating cash flows. Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years, and, TRH expects that those factors will increase the severity of catastrophe losses in the future.

If TRH is required to increase its liabilities for loss reserves, TRH's financial condition, results of operations and cash flows may be adversely affected.

      Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer, and the ceding company's payment of that loss and subsequent payments to the ceding company by the reinsurer. TRH is required by applicable insurance laws and regulations and accounting principles generally accepted in the United States of America (GAAP) to establish liabilities on its consolidated balance sheet for payment of losses and LAE that will arise in the future from its reinsurance products for losses that have occurred as of the balance sheet date. Under GAAP, TRH is not permitted to establish liabilities until an event occurs that may give rise to a loss. Once such an event occurs, liabilities are established based upon estimates of the total losses incurred by the ceding companies and an estimate of the portion of such loss TRH has reinsured. As a result, only liabilities applicable to losses incurred up to the reporting date may be established, with no allowance for the provision of a contingency reserve to account for unexpected future losses. Losses arising from future events will be estimated and recognized at the time the loss is incurred. At any time, these liabilities may prove to be inadequate to cover TRH's actual losses and LAE. To the extent these liabilities may be insufficient to cover actual losses or LAE, TRH will have to add to these liabilities and incur a charge to its earnings, which could have a material adverse effect on TRH's financial condition, results of operations and cash flows. (See Management's Discussion for further discussion of the risks and uncertainties related to loss reserves.)

If TRH's risk management methods and pricing models are not effective, TRH's financial condition and results of operations could be materially adversely affected.

      TRH's property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters. TRH is also exposed to multiple insured losses arising out of a single occurrence that have the potential to accumulate to material amounts and affect multiple risks/programs and classes of business. TRH uses modeling techniques to manage certain of such risks to acceptable limits, although current techniques used to estimate the exposure may not accurately predict the probability of such an event nor the extent of resulting losses. In addition, TRH may purchase retrocession protection designed to limit the amount of losses that TRH may incur. Retrocession arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business, and the failure of retrocessionnaires to honor their obligations could result in losses to TRH. Moreover, from time to time, market conditions may limit and in some cases prevent reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their risk management. It is likely that TRH will face more difficulty than in the past to obtain certain retrocession protection, and will also be required to pay higher prices for such protections than in the recent past. If TRH is unable to obtain retrocessional coverage in the amounts it desires or on acceptable terms, TRH's capacity and appetite for risk could change, and TRH's financial condition and results of operations may be materially adversely affected.

      Various provisions of TRH's contracts, such as limitations to or exclusions from coverage or choice of forum, may not be enforceable in the manner TRH intends, due to, among other things, disputes relating to coverage and choice of legal forum. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently difficult to predict and beyond TRH's control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed TRH's expectations, which could have a material adverse effect on TRH's financial condition and results of operations.

Increased competition could adversely affect TRH's profitability.

      The property and casualty reinsurance industry is highly competitive in virtually all lines. TRH faces competition from new market entrants and from existing market participants that devote increasing amounts of capital to the types of business written by TRH. Over the past few years, generally increased market capacity, domestic and international merger and acquisition activity, and Lloyd's of London, which has strengthened its capital base, have added to competitive pressures. As a result of Hurricane Katrina, the insurance industry's largest natural catastrophe loss ever, and two subsequent substantial hurricanes, existing insurers and reinsurers have been raising new capital and significant investments are being made in new insurance and reinsurance companies in Bermuda. The ultimate impact on the market of these events is uncertain.

      Competition in the types of reinsurance in which TRH is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, the ratings of Best, S&P and Moody's, the states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer, premiums charged, other terms and conditions of the reinsurance offered, services offered, speed of claims payment and reputation and experience in the lines of business underwritten.

      TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH has. TRH's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and European underwriting syndicates. Many of these competitors have been operating for substantially longer than TRH has and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage.

      Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivatives such as swaps) that may compete with certain types of reinsurance, such as property catastrophe. Capital markets, including hedge funds, have become more active in assuming more reinsurance risk other than from investing in various companies. Numerous hedge funds have provided both pro rata and excess-of-loss reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business. Over time, these numerous initiatives could significantly affect supply, pricing and competition in the reinsurance industry.

The property and casualty reinsurance business is historically cyclical, and TRH expects to experience periods with excess underwriting capacity and unfavorable pricing.

      Historically, property and casualty reinsurers have experienced significant fluctuations in operating results. Demand for reinsurance is influenced significantly by underwriting results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies' decisions as to the amount or portion of risk that they retain for their own accounts and consequently reinsurance premium rates. The supply of reinsurance is related to prevailing prices, the levels of insured losses and levels of industry surplus that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. As a result, the property and casualty reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable pricing.

      The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including what TRH believes to be a trend of courts to grant increasingly larger awards for certain damages, changes in the political, social or economic environment, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), fluctuations in interest rates, changes in the investment environment that affect market prices of and returns on investments and inflationary pressures that may tend to affect the size of losses experienced by primary insurers. TRH cannot predict whether market conditions will improve, remain constant or deteriorate. A return to unfavorable market conditions may affect TRH's ability to write reinsurance at rates that it considers appropriate relative to the risk assumed. If TRH cannot write property and casualty reinsurance at appropriate rates, its ability to transact reinsurance business would be significantly and adversely affected.

A downgrade in the ratings assigned to TRH's operating subsidiaries could adversely affect TRH's ability to write new business and may adversely impact TRH's existing agreements.

      Best, S&P and Moody's are generally considered to be significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. These ratings are subject to periodic review at the discretion of each respective rating agency and may be revised downward or revoked at their sole discretion. Rating agencies also may increase their scrutiny of rated companies, revise their rating standards or take other action. In addition, a ceding company's own rating may be adversely affected by a downgrade in the rating of its reinsurer or an affiliated company. Therefore, a downgrade of TRH's rating may dissuade a ceding company from reinsuring with TRH and may influence a ceding company to reinsure with a competitor of TRH's that has a higher financial strength rating.

      Best maintains a financial strength rating of A+ (Superior) and issuer credit ratings of aa– on the Company's major operating subsidiaries, TRC, Putnam and TRZ. These financial strength ratings represent the second highest rating level and these issuer credit ratings represent the fourth highest rating level. These ratings remain under review with negative implications. Best has stated that the ratings will remain under review with negative implications until AIG's subsidiaries' ratings are removed from that status, due to AIG's 60% ownership of the Company and the level of rating enhancement the Company's operating subsidiaries continues to receive through their relationship with AIG.

      S&P maintains counterparty credit and insurer financial strength ratings on each of TRC, Putnam and TRZ of AA– (Very Strong). The outlook for these ratings is stable. This rating is the fourth highest rating level.

      Moody's maintains an insurance financial strength rating of Aa3 (Excellent) on TRC. The outlook for the rating is stable. This rating is the fourth highest rating level.

      It is increasingly common for TRH's reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract or require collateral to be posted for all or a portion of TRH's obligations under the contract if TRH is downgraded below a certain rating level. When a contract is cancelled on a cut-off basis, for example, the liability of the reinsurer under policies which became effective under the treaty prior to the cancellation date of such treaty ceases with respect to losses resulting from events taking place on and after said cancellation date. Accordingly, unearned premiums on that business as of the cut off date are returned to the ceding company, net of a proportionate share of the original ceding commission. Whether a client would exercise this cancellation right would depend on, among other factors, the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, TRH cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on TRH's financial condition or future operations, but such effect potentially could be material.

      TRH may secure its obligations under its various reinsurance contracts using trusts and letters of credit. TRH may enter into agreements with ceding companies that require TRH to provide collateral for its obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where TRH's obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on TRH's ratings and a downgrade of TRH's ratings or a failure to achieve a certain rating may increase the amount of collateral TRH is required to provide. TRH may provide the collateral by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to TRH under the reinsurance contract. The amount of collateral TRH is required to provide typically represents all or a portion of the obligations TRH may owe the ceding company, often including estimates made by the ceding company of IBNR claims. Since TRH may be required to provide collateral based on the ceding company's estimate, TRH may be obligated to provide collateral that exceeds its estimates of the ultimate liability to the ceding company.

      These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances, including TRH's relationship with AIG. Ratings may also be withdrawn at the request of TRH's management. Ratings are not a recommendation to buy, sell or hold securities and each rating should be evaluated independently of any other rating.

The current investigations into certain non-traditional, or loss mitigation, insurance products and other legal matters could have a material adverse effect on TRH's financial condition or results of operations.

      Various regulators including the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC), the Office of the New York State Attorney General (NYAG) and the New York State Department of Insurance (DOI) have been conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions within the industry and at AIG. In connection with these investigations, AIG requested that TRH, as a subsidiary of AIG, review its documents and practices, and TRH has cooperated with AIG in all such requests.

      On February 9, 2006, AIG announced that it has reached a resolution of claims and matters under investigation with the DOJ, SEC, NYAG and DOI. AIG stated that the settlements resolve outstanding litigation filed by the SEC, NYAG and DOI against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

      As part of its settlements, AIG has agreed to retain for a period of three years an Independent Consultant who will conduct a review that will include the adequacy of AIG's internal controls over financial reporting and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, will cooperate with the terms of the settlements that are applicable to all subsidiaries of AIG.

      In April 2005, TRH received subpoenas from the Insurance Departments of Florida and Georgia seeking information relating to finite insurance and reinsurance transactions. In addition, TRH has received a subpoena from the Insurance Department of New York seeking information relating to TRC's relationship and transactions with Sunrise Professional Indemnity, Ltd., a foreign reinsurer providing reinsurance to TRC, and Gallagher Healthcare Insurance Services, Inc., a provider of insurance and risk management services to healthcare providers and a wholly owned subsidiary of Arthur J. Gallagher & Co., Inc.

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

      TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. While TRH does not believe that any of these inquiries will have a material impact on TRH's business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH's business or financial results.

TRH's businesses are heavily regulated, and changes in regulation may reduce TRH's profitability and limit its growth.

      The Company's reinsurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to reinsurers and their stockholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control and a variety of other financial and nonfinancial components of an insurance company's business.

      Virtually all states require insurers and reinsurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. The effect of these arrangements could reduce TRH's profitability in any given period or limit TRH's ability to grow its business.

      In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance and reinsurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Any proposed or future legislation or NAIC initiatives may be more restrictive than current regulatory requirements or may result in higher costs.

TRH's offices that operate in jurisdictions outside the United States are subject to certain limitations and risks that are unique to foreign operations.

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

TRH may be adversely affected by the impact of market volatility and interest rate and foreign currency exchange rate fluctuation on its invested assets.

      TRH's principal invested assets are fixed maturity investments, which are subject to the market risk of potential losses from adverse changes in interest rates and may also be adversely affected by foreign currency exchange rate fluctuations. Depending on TRH's classification of its investments as available-for-sale, trading or other, changes in the market value of TRH's securities are reflected in either the consolidated balance sheet or statement of income. TRH's investment portfolio is also subject to credit risk resulting from adverse changes in the issuers' ability to repay the debt. These risks could materially adversely affect TRH's results of operations and/or the amount of TRH's stockholders' equity.

      A principal exposure to foreign currency risk is TRH's obligation to settle claims in foreign currencies. The possibility exists that TRH may incur foreign currency exchange gains or losses as TRH ultimately settle claims required to be paid in foreign currencies. To the extent TRH does not seek to hedge its foreign currency risk or hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rate could materially adversely affect TRH's results of operations.

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

      As of December 31, 2005, the office space of TRH's New York headquarters and its Chicago and Toronto offices are rented from the AIG Group, which leases it from others. The Miami, Buenos Aires, Rio de Janeiro, London, Paris, Zurich, Warsaw, Hong Kong, Shanghai, Tokyo and Sydney offices are rented from third parties. The lease for the office space occupied by TRH's New York headquarters expires in 2021.

Item 3. Legal Proceedings

      TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

      Various regulators including the DOJ, the SEC, the NYAG and the DOI have been conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions within the industry and at AIG. In connection with these investigations, AIG requested that TRH, as a subsidiary of AIG, review its documents and practices, and TRH has cooperated with AIG in all such requests.

      On February 9, 2006, AIG announced that it has reached a resolution of claims and matters under investigation with the DOJ, SEC, NYAG and DOI. AIG stated that the settlements resolve outstanding litigation filed by the SEC, NYAG and DOI against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

      As part of its settlements, AIG has agreed to retain for a period of three years an Independent Consultant who will conduct a review that will include the adequacy of AIG's internal controls over financial reporting and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, will cooperate with the terms of the settlements that are applicable to all subsidiaries of AIG.

      In April 2005, TRH received subpoenas from the Insurance Departments of Florida and Georgia seeking information relating to finite insurance and reinsurance transactions. In addition, TRH has received a subpoena from the Insurance Department of New York seeking information relating to TRC's relationship and transactions with Sunrise Professional Indemnity, Ltd., a foreign reinsurer providing reinsurance to TRC, and Gallagher Healthcare Insurance Services, Inc., a provider of insurance and risk management services to healthcare providers and a wholly owned subsidiary of Arthur J. Gallagher & Co., Inc.

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

      TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. While TRH does not believe that any of these inquiries will have a material impact on TRH's business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH's business or financial results.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of March 10, 2006.

Name	Position	Age	Served as Director or Officer Since
Robert F. Orlich	Chairman, President and Chief Executive Officer	58	1990	(1)
Paul A. Bonny	Executive Vice President, President International Operations	49	1994
Steven S. Skalicky	Executive Vice President and Chief Financial Officer	57	1995
Javier E. Vijil	Executive Vice President, President Latin American Division	53	1996
Kenneth Apfel	Senior Vice President and Chief Actuary	47	2004	(2)
Michael C. Sapnar	Senior Vice President and Chief Underwriting Officer, Domestic Operations	39	2005	(3)
Gary A. Schwartz	Senior Vice President and General Counsel	45	1999	(2)
Elizabeth M. Tuck	Secretary	50	1991
James Balog	Director	77	1988
Steven J. Bensinger	Director	51	2005	(4)
C. Fred Bergsten	Director	64	1998
Tomio Higuchi	Director	63	2003
John J. Mackowski	Director	80	1990
Martin J. Sullivan	Director	51	2005	(5)
Thomas R. Tizzio	Director	68	1990	(1)

(1)	Prior to April 1990, such person was a director or an officer of TRC and Putnam, but not of the Company.
(2)	On May 19, 2005, Messrs. Apfel and Schwartz were elected Directors of TRC and Putnam, but not of the Company.
(3)	Mr. Sapnar was named Senior Vice President and Chief Underwriting Officer, Domestic Operations of the Company by election of the Board of Directors in December 2005. From December 2004 to the present, Mr. Sapnar has served as a Director of TRC and Putnam, but not of the Company. From March 2002 to the present, Mr. Sapnar has held the position of Senior Vice President and Chief Underwriting Officer, Domestic Operations of TRC and Putnam. From October 1999 to March 2002, Mr. Sapnar was Senior Vice President and Branch Manager of the London branch of TRC and Putnam, but not of the Company.
(4)	Mr. Bensinger was elected as a Director of the Company in May 2005.
(5)	Mr. Sullivan was elected as a Director of the Company in May 2005.

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

      On December 28, 2005, the Company was notified by Mr. Higuchi that, for personal reasons, he will not stand for re-election as a director of the Company at its annual shareholders' meeting scheduled to be held on May 25, 2006.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      (a) The following table sets forth the high and low closing sales prices per share of Transatlantic Holdings, Inc. (the Company) Common Stock, as reported on the New York Stock Exchange Composite Tape for each of the four quarters of 2005 and 2004, adjusted, as appropriate, to reflect the 5-for-4 common stock split effected in the form of a 25% common stock dividend, paid on July 16, 2004:

	2005		2004
	High	Low	High	Low

First Quarter	$69.45	$59.78	$69.97	$64.44
Second Quarter	64.00	54.60	73.49	64.79
Third Quarter	60.39	54.63	65.96	53.80
Fourth Quarter	70.94	54.84	62.19	54.22

      (b) As of January 31, 2006, the approximate number of holders of Common Stock, including those whose Common Stock is held in nominee name, was 32,000.

      (c) In 2005, the Company declared a quarterly dividend of $0.10 per share of Common Stock in March and $0.12 per share of Common Stock in each of May, September and December. In 2004, the Company declared a quarterly dividend of $0.088 per share of Common Stock in March and $0.10 per share of Common Stock in each of May, September and December. The Company paid each dividend in the quarter following the date of declaration. All dividend information reflects the 5-for-4 split of the common stock paid in July 2004.

      The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's consolidated earnings, financial condition and business needs, capital and surplus requirements of the Company's operating subsidiaries, regulatory considerations and other factors.

      In the fourth quarter of 2005, the Company repurchased 3,000 shares of its common stock as detailed below:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs at End of Month(2)

October 2005	3,000	$55.89	3,000	170,050
November 2005	—	—	—	170,050
December 2005	—	—	—	170,050

Total	3,000	$55.89	3,000	170,050

(1)	Does not include 51,937 shares and 161,821 shares related to options exercised in the three and twelve months ended December 31, 2005, respectively, that were attested to in satisfaction of the exercise price by holders of the Company's employee or director stock options.
(2)	In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of the Company's common stock in the open market or through negotiated transactions.

Item 6. Selected Financial Data

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

      The Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)

Statement of Operations Data:
Net premiums written	$3,466,353	$3,749,274	$3,341,077	$2,500,159	$1,905,647
Net premiums earned	3,384,994	3,661,090	3,171,226	2,369,452	1,790,339
Net investment income	343,247	306,786	270,972	252,026	240,083
Realized net capital gains (losses)	39,884	22,181	9,942	(5,951)	(240)
Revenues	3,768,125	3,990,057	3,452,140	2,615,527	2,030,182
(Loss) income before income taxes(1)	(46,098)	276,212	386,674	188,320	(34,107)
Net income	37,910	254,584	303,644	169,318	18,892
Per Common Share:(2)
Net income:
Basic	$0.58	$3.87	$4.64	$2.59	$0.29
Diluted	0.57	3.85	4.60	2.57	0.29
Cash dividends declared	0.46	0.39	0.34	0.32	0.30
Share Data:(2)
Weighted average common shares outstanding:
Basic	65,836	65,731	65,508	65,378	65,280
Diluted	66,169	66,189	65,953	65,944	65,921
Balance Sheet Data (at year end):
Investments and cash	$9,241,837	$8,287,003	$6,867,165	$5,587,530	$5,004,431
Assets	12,364,676	10,605,292	8,707,758	7,286,525	6,741,303
Unpaid losses and loss adjustment expenses	7,113,294	5,941,464	4,805,498	4,032,584	3,747,583
Unearned premiums	1,082,282	1,057,265	917,355	707,916	553,734
5.75% senior notes due December 14, 2015(3)	746,353	—	—	—	—
Stockholders' equity	2,543,951	2,587,129	2,376,587	2,030,767	1,846,010

(1)	Includes pre-tax net catastrophe costs of $544 million in 2005, pre-tax net catastrophe losses of $215 million in 2004, pre-tax net losses and loss adjustment expenses of $100 million related to the fourth quarter increase in net loss reserves in certain casualty lines in 2002, and, in 2001, pre-tax net catastrophe losses of $215 million principally related to the September 11, 2001 terrorist attack on the United States and $60 million related to Enron reinsurance exposure. There were no significant catastrophe losses occurring in 2003 and 2002.
(2)	Share and per share data have been retroactively adjusted, as appropriate, to reflect common stock splits.
(3)	Includes amounts payable to affiliates and others as follows: 2005—Affiliates $447,812; Others $298,541.

Cautionary Statement Regarding Forward-Looking Information

      This Annual Report on Form 10-K and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projects,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “think,” “thinks,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and similar expressions. These statements are not historical facts but instead represent only TRH's belief regarding future events and financial performance, many of which, by their nature, are inherently uncertain and outside of TRH's control. These statements may address, among other things, TRH's strategy and expectations for growth, product development, government and industry regulatory actions, legal matters, market conditions, financial results and reserves, as well as the expected impact on TRH of natural and man-made (e.g., terrorist attacks) catastrophic events and political, economic, legal and social conditions. It is possible that TRH's actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH's actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions and cyclical industry conditions, credit quality, government, regulatory and accounting policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, legal and regulatory proceedings, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, and the uncertainties inherent in international operations, and are further discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A of this Form 10-K. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Throughout this Annual Report on Form 10-K, Transatlantic Holdings, Inc. and its subsidiaries (TRH) presents its operations in the way it believes will be most meaningful. TRH's net loss reserves and TRH's combined ratio and its components are included herein and presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

Financial Statements

      The following discussion refers to the consolidated financial statements of TRH as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Notes 11, 13 and 15 of Notes to Consolidated Financial Statements.)

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

      TRH conducts its business and assesses performance through segments organized along geographic lines. Financial data from branches in the United States that underwrite primarily domestic business, as well as stock compensation expense and general corporate expenses, are reported in the Domestic segment. Data from the London and Paris branches and from TRZ are reported in the aggregate as International—Europe and considered as one segment due to operational and regional similarities. Data from branches in the Americas, other than those in the United States which underwrite primarily domestic business, (i.e., the Toronto branch and the Miami branch (which serves Latin America and the Caribbean)) and from branches in the Asia Pacific region are grouped as International—Other and represent the aggregation of non-material segments.

      TRH's operating strategy emphasizes product and geographic diversification as key elements in controlling its level of risk concentration. TRH also adjusts its mix of business to take advantage of market opportunities. Over time, TRH has also capitalized on market opportunities when they arise by strategically expanding operations in an existing location or opening a branch or representative office in new locations (except for the acquisition of TRZ in 1996). TRH's operations that serve international markets leverage TRH's product knowledge, worldwide resources and financial strength, typically utilizing indigenous management and staff with a thorough knowledge of local markets and product characteristics.

      In 2005, casualty lines comprised 70% of TRH's net premiums written, while property lines totaled 30%. Treaty reinsurance totaled 96% of net premiums written, with the balance representing facultative accounts. Moreover, reinsurance assumed by international offices represented 55% of net premiums written in 2005.

      American International Group, Inc. (AIG), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 60% of the common stock of the Company as of December 31, 2005, 2004 and 2003.

      TRH's major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH's investments are in fixed maturity securities with an average duration of 4.7 years as of December 31, 2005. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH's revenues, (loss) income before income taxes and net income for the periods indicated:

	Years Ended December 31,
	2005		2004		2003
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount	Change From Prior Year
	(dollars in millions)

Revenues	$3,768.1	(5.6)%	$3,990.1	15.6%	$3,452.1	32.0%
(Loss) income before income taxes	(46.1)	—	276.2	(28.6)	386.7	105.3
Net income	37.9	(85.1)	254.6	(16.2)	303.6	79.3

      Consolidated Results

      Revenues in 2005 decreased compared to 2004 due primarily to significant decreases in domestic net premiums earned, partially offset by increases in international net premiums earned and consolidated net investment income. The decline in domestic net premiums earned in 2005 compared to 2004 resulted, in part, from higher ceding company retentions in recent periods and the softening of primary and reinsurance rates in most classes prior to the occurrence of significant catastrophe loss events in the latter half of 2005. The most significant declines in net premiums earned occurred in the auto liability and medical malpractice lines.

      Revenues during 2004 grew compared to 2003 principally due to increases in net premiums earned which resulted from rate increases and increased coverage provided across most lines and regions in which TRH does business, as well as the greater number of favorable underwriting opportunities, particularly in international markets, for global reinsurers with superior financial strength ratings and a full range of products, such as TRH. Revenue growth slowed in 2004 compared to 2003 due to domestic net premiums written remaining level resulting largely from softer market conditions and greater retention levels by cedants in certain sectors.

      The year 2005 was the worst year ever in recorded history for insured catastrophe losses. In addition, Hurricane Katrina was the largest insured catastrophe loss in reported history, with industry sources projecting insurance and reinsurance industry costs of between $40 billion and $60 billion.

      Results for 2005 and 2004 were materially affected by catastrophe losses. Results for 2005 include net pre-tax catastrophe costs of $544 million, or $354 million after tax, principally arising from Hurricanes Katrina ($304 million on a pre-tax basis), Rita ($44 million on a pre-tax basis) and Wilma ($111 million on a pre-tax basis) and, to a lesser extent, from Central European floods and European Windstorm Erwin. Such catastrophe costs consist of pre-tax net catastrophe losses of $483 million (gross $870 million; ceded $387 million) and net ceded reinstatement premiums of $61 million (gross $72 million; ceded $133 million). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in many excess-of-loss catastrophe contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period in the amount of the loss.

      Net pre-tax catastrophe losses of $215 million (gross $270 million; ceded $55 million), or $140 million after tax, dramatically affected 2004 results. These losses resulted from Hurricanes Charley, Frances, Ivan and Jeanne, that affected the Southeastern United States and the Caribbean, typhoons that affected Japan and the tsunami which principally affected South Asia. There were no significant catastrophe losses occurring in 2003.

      (Loss) income before income taxes and net income decreased in 2005 as compared to 2004 due primarily to decreased underwriting profit (loss) resulting primarily from significantly higher net catastrophe losses and the impact of related net ceded reinstatement premiums. (See Note 16 of Notes to Consolidated Financial Statements for underwriting profit (loss) by segment.) Significant tax savings have been recognized as a result of catastrophe costs, and considers the fact that TRH is able to carry back tax-basis net operating losses to prior years and carry forward minimum tax credits indefinitely.

(See Note 4 of Notes to Consolidated Financial Statements.) These tax savings somewhat tempered the impact of catastrophe losses on net income in 2005 compared to 2004. Underwriting profit (loss) is defined as net premiums earned less net losses and LAE incurred, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

      Income before income taxes and net income decreased in 2004 as compared to 2003 due primarily to the above mentioned catastrophe losses. The impact of these losses was partially offset by increased underwriting profit from International—Europe and increased net investment income from all segments in 2004 as compared to 2003. Tax saving associated with the catastrophe losses somewhat tempered the impact of the catastrophe losses on net income in 2004. (See Operational Review.)

      Market Conditions and Outlook

      The markets in which TRH operates have historically been cyclical. For the period under discussion, the reinsurance market has been characterized by significant competition worldwide in most lines of business. In late 2000 and continuing through 2001, rate increases, which were achieved in many lines, intensified after the net industry surplus drain occurring as a result of the September 11, 2001 terrorist attack.

      Attracted by improved market conditions, additional capital entered the market starting in late 2001, through the formation of new companies, principally in Bermuda, and the addition of capital to certain existing companies. The newer reinsurance capacity spurred additional competition, most significantly in shorter tail, catastrophe related lines, both domestically and internationally. Despite the new capacity, market conditions for reinsurers generally improved throughout 2002 and 2003 as rates increased and terms and conditions generally became more restrictive.

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

      The generally softening property market conditions prevalent in 2004 continued through the first half of 2005 on both primary and reinsurance business. In addition, market conditions in many casualty lines also softened for a significant portion of 2005. However, pricing, terms and conditions on short tail lines of business, such as property, marine and energy, improved significantly in the United States and, to some degree, outside the United States, after Hurricanes Katrina, Rita and Wilma. These improvements had little effect on 2005 results. The improvements were driven by several factors, including the amount of industry capital consumed by the losses, the failure of traditional property catastrophe models to accurately capture the severity of a Hurricane Katrina type flood loss and the modification of capital adequacy models by certain rating agencies to increase capital charges related to catastrophe exposure. Searching for a proper return and looking to minimize the uncertainty of property catastrophe modeling, the market arrived at meaningfully higher pricing parameters, higher attachment points, tighter terms and conditions for such programs and a more conservative management of aggregate. These improvements were most notable in the U.S. nationwide property and energy catastrophe programs as well as in energy pro rata contracts. To a lesser extent, U.S. regional property catastrophe, international property catastrophe, marine excess-of-loss, property per risk excess-of-loss and property pro rata programs saw improvements. Other lines of business, including casualty lines, while not experiencing much deterioration in terms, did not see the same magnitude of improvement in market conditions.

      Internationally, insurance companies tend to be less transactional in their reinsurance decision making process, which tends to prolong the time it takes for new entrants to become established. However, it also enables the weaker reinsurers, damaged by past claims and poor market performance to maintain an involvement where perhaps one would expect them to fall away. TRH competes in all environments and is able to blend effectively both transactional and relationship underwriting via its network of established overseas offices throughout the international arena.

      Much like the influx of capital after the event of September 11, 2001, a large amount of capital flowed into the market after the major catastrophe events of 2005. Unlike 2001, however, the hurricanes of 2005 had a disproportionate effect on reinsurers and much of the capital raised went to existing reinsurers. Some of the capital also went to new reinsurance companies that were started in Bermuda in the fourth quarter of 2005. The capital raised by existing reinsurers was not just to replace capital lost in the catastrophe events of 2005, but also to meet the higher capital thresholds required by the rating agencies to support catastrophe exposure. Also, due to the severe impact on capital that the hurricanes had on property monoline carriers, the rating agencies imposed higher hurdles for ratings for this type of reinsurer and insurer. Nevertheless, most of the start up companies achieved a rating of at least A– from Best by year end. Despite these ratings, most of the start up companies have not yet fully established themselves nor substantially interrupted the flow of business to established reinsurers. However, these present conditions may change, perhaps significantly, in the future.

      In addition to new company formations, capital markets, including hedge funds, have become more active in assuming more reinsurance risk other than from investing in various companies. Numerous hedge funds have provided both pro rata and excess-of-loss reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business.

      The amount of capital that was raised by existing companies and new companies coupled with the increasing presence of hedge funds no doubt tempered the improvements in the global marketplace. At January 1, 2006, the only significant improvements in pricing, terms and conditions tended to be in United States peak zone catastrophe exposures. Furthermore, the penalties imposed by rating agencies on monoline companies may eventually lead to increased competition on casualty business as insurers and reinsurers look for greater portfolio diversification. The ultimate impact on the market of these events, however, remains uncertain.

      TRH anticipates a continued firming of terms and conditions through 2006 as the weight of hurricane related claims continue to weigh on the reinsurance industry as a whole. Most reinsurers have been impacted, some substantially and as claims become payable, liquidity could see pressures which drive pricing to firm up more quickly than capacity would suggest. Catastrophe exposed coverages will face the most difficulty as reinsurers will need to alter pricing, as models are adjusted to account for an increase in catastrophe activity and the resultant magnitude of losses. In addition, it is likely that TRH will face more difficulty than in the past to obtain certain retrocession protection, and will also be required to pay higher prices for such protections than in the recent past.

      The existence of firming market conditions in certain markets and for certain classes do not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there is no guarantee, despite management's belief expressed above, that these conditions will remain in effect as TRH cannot predict, with any reasonable certainty, future market conditions.

      Additionally, as a practical matter, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms associated with reinsurance agreements, particularly for pro rata reinsurance business.

      Further information related to items discussed in this Executive Overview may be found throughout Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion).

Critical Accounting Estimates

      This discussion and analysis of financial condition and results of operations are based upon TRH's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions, that it believes to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

      TRH believes its most critical accounting estimates are those with respect to loss reserves, premium revenues and deferred acquisition costs, as they require management's most significant exercise of judgment on both a quantitative and qualitative basis used in the preparation of TRH's consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. A discussion of the most critical accounting estimates follows:

      Loss Reserves

      Estimates of loss reserves take into account TRH's assumptions with respect to many factors that will affect ultimate loss costs but are not yet known. The ultimate process by which actual carried reserves are determined considers not only actuarial estimates but a myriad of other factors. Such factors, both internal and external, which contribute to the variability and unpredictability of loss costs, include trends related to jury awards, social inflation, medical inflation, worldwide economic conditions, tort reforms, court interpretations of coverages, the regulatory environment, underlying policy pricing, terms and conditions and claims handling, among others. In addition, information gathered through underwriting and claims audits are also considered. To the extent that these assumptions underlying the loss reserve estimates are significantly incorrect, ultimate losses may be materially different from the estimates included in the financial statements and may materially affect net income. The impact of those differences are reflected in the period they become known.

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

      Generally, for each longer tail line of business, significant actuarial judgments are made with respect to the following factors used in the loss reserve setting process:

•	Loss trend factors are used to establish expected loss and LAE ratios for subsequent accident years based on the projected loss and LAE ratios for prior accident years. Provisions for inflation and social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) and trends in court interpretations of coverage are among the factors which must be considered.

•	Expected loss and LAE ratios for the latest accident years generally reflect the expected loss and LAE ratios from prior accident years adjusted for the loss trend (see loss trend factor discussion immediately above), as well as the impact of rate level changes and other quantifiable factors. For certain longer tail lines of business that are typically lower frequency, higher severity classes, such as excess medical malpractice and directors' and officers' liability (D&O), expected loss and LAE ratios are often utilized for the last several accident years.

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

      A comprehensive annual loss reserve review is conducted in the fourth quarter of each year. These reviews are conducted in full detail for each class or line of business for each underwriting office. The purpose of these reviews is to confirm the reasonableness of the carried loss reserve. In the course of the analysis, the indicated loss reserve need for a class of business (or an underwriting year within a class of business) is determined either by utilizing a single best estimate that TRH believes is a reasonable estimate of the required loss reserve or by selecting a range based on ultimate loss indications from methodologies that are considered to be most appropriate. The addition of these point estimates and ranges (where they exist) across all years, classes of business and underwriting offices create a range of estimated loss reserve needs for TRH. This range, determined in the fashion described above, does not represent all reasonable outcomes. The potential exists for significant variation in the actual results versus the assumptions used to test loss reserves, particularly for longer tail casualty reinsurance lines such as excess casualty, including D&O and medical malpractice. The usefulness of the indicated range is that, generally, reserve amounts within the range are likely to be considered a reasonable estimate of the required reserve. The range of estimates is compared to the carried loss reserve. If the carried reserve is supported by actuarial methods and assumptions which are believed to be reasonable, then the carried loss reserve would generally be considered reasonable and no adjustment would be considered.

      As shown in the comparison below, the carried gross loss reserves as of December 31, 2005 fall well within the indicated range of gross loss reserves estimates.

Indicated Range of Gross Loss Reserves
As of December 31, 2005:
 (in millions)

Low	High	Carried
$6,794	$7,405	$7,113

      There can be no assurances that the gross liability will not exceed the high end of this range. Note that for many classes, or for certain underwriting years within a class, either a point estimate or a relatively small range of estimates is utilized in the assessment of the ultimate loss which is incorporated into the indicated gross loss reserves range shown. As an example of the sensitivity of this range to key assumptions, an increase of 5 percentage points in the expected loss and LAE ratios for certain casualty classes would add roughly $110 million to the top of the range. Loss development factors, which are utilized to project reported losses for each year to an ultimate basis or to determine the percentage of losses unreported, are another key assumption for longer tail classes, such as excess casualty and D&O. There can be no assurance that future loss development patterns will follow historical patterns. Using the same casualty classes again as an example, if future loss development factors differed by 5% in either direction from those utilized in the 2005 gross loss reserves review, the impact would be approximately $200 million to each end of the range.

      Net loss reserves include amounts for risks related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-

related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including loss and loss adjustment expenses incurred but not reported (IBNR), are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

      Net loss reserves also include amounts resulting from the September 11, 2001 terrorist attack. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress.

      In addition, net loss reserves include amounts resulting from Hurricane Katrina, which principally related to property and ocean marine coverages. Due to the unprecedented nature of Hurricane Katrina, including the related legal and regulatory uncertainty, there is significant uncertainty at this time as to the ultimate costs that TRH will bear.

      See discussion of net adverse development on losses occurring in prior years (which includes a discussion of the causative factors of such net adverse development) under Results of Operations and further discussion and detail information about gross loss reserves under Financial Condition and Liquidity.

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

      Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. Such estimates of premiums earned are considered when establishing the reserve for loss and LAE IBNR. The differences between these estimates and the actual data subsequently reported, which may be material as a result of the diversity of cedants and reporting practices and the inherent difficulty in estimating premium inflows, among other factors, are recorded in the period when the actual data becomes available and may materially affect net income. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

      Estimates of gross premiums written less related ceding commission by major class of business included in the appropriate components of the Consolidated Statement of Operations for the years ended December 31, 2005 and 2004 and the Consolidated Balance Sheet as of December 31, 2005 and 2004 were as follows:

2005
Major Class	Gross Premiums Written	Commissions	Premium Balances Receivable
	(in thousands)

Casualty:
Other liability	$117,465	$29,958	$87,507
Auto liability	41,725	13,319	28,406
Medical malpractice	20,861	4,875	15,986
Ocean marine and aviation	62,007	6,013	55,994
Accident and health	8,543	2,031	6,512
Surety and credit	4,652	1,376	3,276
Other	29,435	8,001	21,434

Total casualty	284,688	65,573	219,115

Property:
Fire	52,411	8,259	44,152
Homeowners multiple peril	45,961	15,078	30,883
Auto physical damage	2,998	821	2,177
Allied lines	52,525	5,815	46,710
Other	11,504	3,161	8,343

Total property	165,399	33,134	132,265

Total	$450,087	$98,707	$351,380

2004
Major Class	Gross Premiums Written	Commissions	Premium Balances Receivable
	(in thousands)

Casualty:
Other liability	$76,579	$20,650	$55,929
Auto liability	21,691	5,774	15,917
Medical malpractice	7,684	2,115	5,569
Ocean marine and aviation	26,187	6,057	20,130
Accident and health	12,436	3,251	9,185
Surety and credit	9,851	3,163	6,688
Other	9,720	2,738	6,982

Total casualty	164,148	43,748	120,400

Property:
Fire	8,927	1,535	7,392
Homeowners multiple peril	31,360	11,624	19,736
Auto physical damage	4,937	1,427	3,510
Allied lines	19,281	4,086	15,195
Other	8,756	2,428	6,328

Total property	73,261	21,100	52,161

Total	$237,409	$64,848	$172,561

      TRH has provided no allowance for bad debts related to the premium estimates based on its historical experience, general profile of its cedants and the ability TRH has in most cases to significantly offset these premium receivables with losses and LAE or other amounts payable to the same parties.

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

Operational Review

      Results of Operations

      TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

	Years Ended December 31,
	2005		2004		2003
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount	Change From Prior Year
	(dollars in millions)

Net premiums written	$3,466.4	(7.5)%	$3,749.3	12.2%	$3,341.1	33.6%
Net premiums earned	3,385.0	(7.5)	3,661.1	15.4	3,171.2	33.8
Net investment income	343.2	11.9	306.8	13.2	271.0	7.5

      The decrease in net premiums written in 2005 compared to 2004 resulted largely from softer market conditions, including certain pricing decreases, and higher ceding company retentions. The increase in net premiums written in 2004 compared to 2003 resulted largely from pricing increases and increased coverage provided. In 2005 and 2004, as compared to the respective immediately prior year, premium changes were primarily from treaty business. On a worldwide basis, casualty lines business represented 70.2% of net premiums written in 2005 versus 72.4% and 73.5% in 2004 and 2003, respectively. The balance represented property lines. Treaty business represented 95.5% of net premiums written in 2005 versus 96.4% in each of 2004 and 2003. The balance represented facultative accounts.

      In both 2005 and 2004, as compared to their respective immediately prior year, the impact of the strengthening of certain foreign currencies in which TRH does business compared to the U.S. dollar had the effect of increasing net premiums written. The following table summarizes the effect of foreign currency exchange rates on the percentage change in net premiums written in 2005 and 2004 compared to its respective immediately prior year.

	2005	2004

Change in original currency	(8.0)%	8.6%
Foreign exchange effect	0.5	3.6
(Decrease) increase as reported in U.S. dollars	(7.5)	12.2

      Domestic net premiums written decreased in 2005 by $271.7 million, or 14.8%, from the prior year to $1,568.3 million due to higher ceding company retentions in recent periods and the softening of primary and reinsurance rates in most classes prior to the occurrence of significant catastrophe loss events in the latter half of 2005. Significant decreases in domestic net premiums written were recorded in the auto liability, medical malpractice and accident and health (A&H) lines of $127.6 million, $94.2 million and $26.3 million, respectively. The decreases were slightly offset by a significant increase in the fidelity line of $29.7 million.

      Net premiums written by international operations totaled $1,898.0 million in 2005, decreasing $11.2 million compared to 2004. Market conditions softened in many classes and there was a tendency of ceding companies to increase their retention levels. Significant decreases in net premiums written in London and TRZ of $82.5 million and $19.5 million, respectively, were mostly offset by significant increases in Paris, Hong Kong, Miami and Toronto of $47.7 million, $21.7 million, $15.2 million and $15.1 million, respectively. International net premiums written decreased significantly in the auto liability line by $175.3 million offset by significant increases in the other liability, A&H, boiler and machinery and ocean marine lines of $47.2 million, $45.0 million, $34.0 million and $28.0 million, respectively. In addition, international net premiums written in 2005 benefited slightly from the effect of changes in the foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business. International business represented 54.8% of 2005 net premiums written compared to 50.9% in 2004.

      Domestic net premiums written totaled $1,840.0 million in 2004, remaining level with 2003 due generally to softer market conditions in many sectors and greater retention levels by cedants. Significant domestic increases in net premiums written were recorded in the medical malpractice, other liability (principally general casualty) and A&H lines of $41.2 million, $29.6 million and $25.1 million, respectively. The increases were offset by significant decreases in net premiums written in the auto liability, property and surety lines of $74.5 million, $17.9 million and $14.9 million, respectively.

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

      Net premiums written and earned in 2005 include net ceded reinstatement premiums (related to catastrophe losses) of $61.1 million (gross $72.3 million; ceded $133.4 million), principally related to domestic operations, of which $19.1 million relates to gross adverse development on catastrophe events occurring in 2004. Reinstatement premiums were not significant in 2004 and 2003.

      Generally, reasons for changes in gross premiums written between years are similar to those for net premiums written, except as discussed earlier as regards reinstatement premiums. A significant portion of the increase in ceded premiums written and earned in 2004 compared to 2003 is due to premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates.

      As further discussed in Notes 13 and 15 of Notes to Consolidated Financial Statements, TRH transacts a significant amount of business assumed and ceded with other subsidiaries of AIG. TRH either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions.

      As premiums written are primarily earned ratably over the terms of the related coverages, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

      Net investment income increased in 2005 and 2004, each as compared to the immediately prior year, due to the investment (principally in fixed maturities) of significant positive cash flows from operating activities generated in recent periods. (See Note 3 of Notes to Consolidated Financial Statements and cash flow discussion under Financial Condition and Liquidity.) For 2005, 2004 and 2003, the pre-tax effective yields on investments were 3.9%, 4.1% and 4.4%, respectively. A substantial portion of the decline in investment yield in 2005 compared to 2004 relates to the investment in December 2005 of significant net proceeds from the issuance of senior notes. Such investments generated limited investment income in 2005, due to the minimal amount of time that they were owned, but are expected to generate a higher investment income in 2006 and going forward. A substantial portion of the decline in investment yield in 2004 compared to 2003 relates to the significant increase in 2004 in the asset amount of short-term investment of funds received under securities loan agreements, which asset produces minimal net investment income. (See Note 2(b) of Notes to Consolidated Financial Statements.) The pre-tax effective yield on investments represents pre-tax net investment income for the periods indicated divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods.

      Pre-tax realized net capital gains totaled $39.9 million in 2005, $22.2 million in 2004 and $9.9 million in 2003. Realized capital gains and losses are generally the result of investment dispositions which reflect TRH's investment and tax planning strategies to maximize after-tax income. In addition, pre-tax realized net capital gains include charges for write-downs related to certain of such securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. In 2005, pre-tax realized net capital gains included charges for write-downs for other than temporary declines in market value totaling $1.7 million related to equities available for sale. In 2004, pre-tax realized net capital gains included charges for write-downs for other than temporary declines in market value totaling $6.2 million related to other invested assets. In 2003, pre-tax realized net capital gains include charges for write-downs for other than temporary declines in market value totaling $6.1 million and $4.6 million of equities available for sale and fixed maturities available for sale, respectively. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion under Financial Condition and Liquidity for criteria used in determination of such write-downs.)

      The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results, and does not include income from investments. Generally, a combined ratio under 100 indicates an underwriting profit and a combined ratio exceeding 100 indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. The loss and LAE ratio represents net losses and LAE incurred divided by net premiums earned. The underwriting expense ratio represents the sum of net commissions and other underwriting expenses expressed as a percentage of net premiums written. The combined ratio represents the sum of the loss and LAE ratio and the underwriting expense ratio.

      The following table presents loss and LAE ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the years indicated:

	Years Ended December 31,
	2005	2004	2003

Consolidated:
Loss and LAE ratio	85.0	75.3	70.4
Underwriting expense ratio	27.0	26.2	26.1
Combined ratio	112.0	101.5	96.5

Domestic:
Loss and LAE ratio	103.6	79.8	70.8
Underwriting expense ratio	25.6	26.3	25.8
Combined ratio	129.2	106.1	96.6
International:
Loss and LAE ratio	70.7	70.8	70.0
Underwriting expense ratio	28.2	26.1	26.3
Combined ratio	98.9	96.9	96.3

      TRH's 2005 results include pre-tax net catastrophe losses of $482.8 million (domestic $329.6 million; international $153.2 million) principally related to Hurricanes Katrina, Rita and Wilma and, to a lesser extent, to Central European floods and European Windstorm Erwin. In addition, 2005 includes net ceded reinstatement premiums of $61.1 million (domestic $56.2 million; international $4.9 million). Approximately $120.8 million of catastrophe losses and $3.1 million of net ceded reinstatement premiums included in international operations relate to hurricanes occurring in the Americas. Net catastrophe losses and net ceded reinstatement premiums in the aggregate added 16.0, 26.3 and 8.2 to the combined ratios for consolidated TRH, domestic and international, respectively. (See discussion under Segment Results for the amount of pre-tax net catastrophe losses and net ceded reinstatement premiums by segment.)

      In addition, in 2005, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2004 and prior years needed to be increased as a result of greater than expected loss activity in 2005. As a result of that determination, TRH increased net losses and LAE incurred by $268.8 million, representing significant net adverse development in 2005 of losses occurring in all prior years. This net adverse development was comprised of $524.9 million related to losses occurring in 2002 and prior, partially offset by favorable development of $256.1 million related primarily to 2004 and, to a lesser extent, to 2003. The detail of the $268.8 million net adverse development by line of business related to all prior years is presented in the table below:

Lines of Business	Net Loss Reserve at December 31, 2004	Year-end 2004 Net Reestimated Liability at Year-end 2005	Amount of Reestimation (Deficiency) Redundancy(1)
		(in thousands)

Other liability	$1,800,415	$2,166,198	$(365,783)
Fire	439,680	340,281	99,399
Medical malpractice	715,739	780,119	(64,380)
Ocean marine and aviation	462,167	420,075	42,092
Homeowners multiple peril	87,444	63,962	23,482
Other, net	1,475,164	1,478,810	(3,646)

Total	$4,980,609	$5,249,445	$(268,836)

(1)	Amount of reestimation represents the amount of net losses and LAE incurred in 2005 related to losses occuring in 2004 and prior years.

      As presented in the table above, the lines of business with the most significant net adverse development recorded in 2005 were the other liability line ($366 million), which includes certain specialty casualty classes such as D&O and E&O, arising principally from losses occurring in 1996 to 2002, and the medical malpractice line ($64 million), arising principally from losses occurring between 1997 and 2001. The large majority of such net adverse development related to domestic operations. These increases to incurred losses were offset, in part, by net favorable development occurring most significantly in the fire line ($99 million), which arose principally from losses occurring in 2004, and in the ocean marine and aviation lines ($42 million, mostly related to aviation), which arose principally from losses occurring in 2001 through 2004.

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

      Based on information presently available, TRH believes its current loss reserves are adequate, but there can be no assurance that TRH's loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of December 31, 2005 and thus, materially affect net income.

      TRH's 2004 results include pre-tax net catastrophe losses of $215.0 million (domestic $98.1 million; international $116.9 million) related to Hurricanes Charley, Frances, Ivan and Jeanne, that affected the Southeastern United States and the Caribbean, typhoons that affected Japan and the tsunami which principally affected South Asia. Such events in the aggregate added 5.9, 5.4 and 6.3 to the combined ratios for consolidated TRH, domestic and international, respectively.

      In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and LAE incurred was increased by $317.4 million in 2004. See table below for detail of such net adverse loss reserve development:

Lines of Business	Net Loss Reserve at December 31, 2003	Year-end 2003 Net Reestimated Liability at Year-end 2004	Amount of Reestimation (Deficiency) Redundancy(1)
		(in thousands)

Other liability	$1,356,736	$1,631,627	$(274,891)
Medical malpractice	582,966	674,157	(91,191)
Fire	335,620	288,911	46,709
Fidelity	65,850	98,162	(32,312)
Ocean marine and aviation	417,505	387,281	30,224
Other, net	1,197,743	1,193,664	4,079

Total	$3,956,420	$4,273,802	$(317,382)

(1)	Amount of reestimation represents the amount of net losses and LAE incurred in 2004 related to losses occuring in 2003 and prior years.

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

      There were no significant catastrophe losses occurring during 2003. However, as a result of net increases in estimates of losses occurring in prior years, net losses and LAE incurred was increased by

$322.6 million in 2003. As a result of greater than expected reported loss activity in 2003 indicating that TRH's estimates as of the end of 2002 of the ultimate amounts of losses occurring in 2002 and prior years required a net increase, significant adverse development was recorded in 2003 on losses occurring between 1998 and 2000 in certain casualty lines, principally in domestic and, to a lesser extent, London branch operations. Such lines included other liability (a portion of which represents certain specialty casualty classes such as D&O and E&O), medical malpractice and, to a lesser extent, surety and fidelity lines. These increases to incurred losses were offset, in small part, by favorable development on losses occurring in 2001 and 2002 in fire and allied lines and, in 2002 only, in other liability lines.

      While TRH believes that it has taken appropriate steps to manage its exposure to possible future catastrophe losses, the occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses could have a material adverse effect on TRH's results of operations, liquidity or financial position. Current techniques and models may not accurately predict the probability of catastrophic events in the future and the extent of the resulting losses (as was the case with Hurricane Katrina). Moreover, one or more catastrophe losses could weaken TRH's retrocessionnaires and result in an inability of TRH to collect reinsurance recoverables.

      The underwriting expense ratio for consolidated TRH increased in 2005 compared to 2004 due to an increase of 0.4 in each of the net commission and other underwriting expense components of the ratio.

      The underwriting expense ratio for consolidated TRH increased in 2004 compared to 2003 due to an increase of 0.2 in the net commission component of the ratio, partially offset by a decrease of 0.1 in the other underwriting expense component of the ratio.

      Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs (consisting primarily of net commissions incurred) are charged to earnings over the period in which the related premiums are earned.

      In December 2005, the Company completed a public offering of $750 million principal amount of its 5.75% senior notes due in 2015 (the Senior Notes). Interest expense incurred in connection with the Senior Notes was $2.1 million in 2005. Interest expense is expected to approximate $44 million in 2006.

      Other, net, in the Consolidated Statements of Operations, includes pre-tax stock compensation expenses of $9.6 million, $2.9 million and $1.1 million for stock-based compensation, in 2005, 2004 and 2003, respectively. (See Other Matters herein for a discussion of the Change in Accounting Principle and Disclosure of Stock-Based Compensation.) A component of such compensation expense, namely, $3.3 million in 2005 relates to TRH employees' participation in past Starr International Company (SICO) Deferred Compensation Profit Participation Plans (the SICO Plans). No stock compensation expense was recorded by TRH relative to the SICO Plans in 2004 or 2003. Other, net, also contains currency transaction gains and losses, general corporate expenses and other miscellaneous income and expense items.

      (Loss) income before income taxes was $(46.1) million in 2005, $276.2 million in 2004 and $386.7 million in 2003. The decrease in (loss) income before income taxes in 2005 compared to the prior year resulted primarily from $543.9 million of net pre-tax catastrophe costs in 2005 compared to $215.0 million of net pre-tax catastrophe losses in 2004 offset, in part, by increased net investment income and realized net capital gains, both in 2005 as compared to 2004. The decrease in income before income taxes in 2004 compared to the prior year resulted primarily from $215.0 million of net pre-tax catastrophe losses offset, in part, by increased underwriting profit (loss) from International-Europe and increased net investment income from all segments, both in 2004 as compared to 2003.

      A federal and foreign income tax benefit of $84.0 million was recorded in 2005, compared to federal and foreign income tax expense of $21.6 million and $83.0 million recorded in 2004 and 2003, respectively. The tax benefit, which exceeds the amount of pre-tax loss in 2005, results from TRH carrying its current year tax net operating loss back to prior years ($61.2 million current tax benefit on the Consolidated Statement of Operations and a current tax recoverable in the same amount included in other assets on the Consolidated Balance Sheet) and recording a deferred tax benefit on the Consolidated Statement of Operations (also included on the Consolidated Balance Sheet as a deferred tax asset) of $20.9 million for a minimum tax credit carryforward which, by law, may be carried forward indefinitely.

      The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, filed consolidated federal income tax returns for the years under discussion, except those for 2005 which are not yet due. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC will also include as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

      The effective tax rates, which represent the sum of current and deferred income taxes (benefits) divided by (loss) income before income taxes, were 182.2% in 2005, 7.8% in 2004 and 21.5% in 2003. With respect to the effective tax rate in 2005 as compared to the prior years, the major adjustments reconciling the expected tax expense to actual tax expense in each of the three years under discussion (as detailed in Note 4 of Notes to Consolidated Financial Statements) are similar in terms of their nature and relative size, except that the adjustment for tax-exempt interest has increased as the size of the tax-exempt fixed maturity portfolio has grown in 2005 and 2004 over the respective immediately prior year. It is important to note that while the actual tax benefit derived from tax exempt interest income and the dividends received deduction in 2005 increased marginally over 2004, the percentage impact in the effective tax rate calculation from such items increased significantly. The greater impact is caused by the fact that (loss) income before income taxes (i.e., denominator in the effective tax rate calculation) is a lower absolute value in 2005 compared to 2004 and 2003, due largely to the greater amount of catastrophe costs in 2005 compared to 2004 and 2003.

      The lower effective tax rate in 2004 compared to 2003 resulted primarily from the impact of catastrophe losses occurring in 2004. As a result, tax-exempt income was a larger percentage of income before income taxes in 2004 compared to 2003.

      Net income and net income per common share on a diluted basis, respectively, were as follows: 2005—$37.9 million, $0.57; 2004—$254.6 million, $3.85; 2003—$303.6 million, $4.60. Reasons for the changes between years are as discussed earlier. Outstanding share amounts used in the net income per common share calculation have been retroactively adjusted, as appropriate, to reflect the 5-for-4 common stock split paid in July 2004. (See Note 8 of Notes to Consolidated Financial Statements.)

      Segment Results

      (a) Domestic:

      2005 compared to 2004—Domestic revenues decreased from the prior year due primarily to decreases in net premiums earned for reasons similar to those discussed earlier in Management's Discussion for the decline in net premiums written. The decrease in net premiums earned in 2005 compared to 2004 occurred primarily in the auto liability, medical malpractice and property lines. (Loss) income before income taxes for 2005 decreased compared to the prior year due primarily to a decrease in underwriting profit (loss), slightly offset by increased net investment income and realized net capital gains, each in 2005. The decrease in underwriting profit (loss) is caused principally by increased net pre-tax catastrophe losses of $329.6 million in 2005, principally from Hurricanes Katrina, Rita and Wilma, compared to $98.1 million in 2004. 2005 underwriting profit (loss) and net premiums written and earned were also adversely impacted by net ceded reinstatement premiums of $56.2 million, as discussed earlier. Both years included significant adverse development of losses occurring in prior years in certain more volatile casualty classes as discussed earlier under Results of Operations.

      In addition, Domestic assets increased approximately $2.0 billion in 2005 compared to year end 2004, primarily due to increased investments and cash of $1.1 billion, increased reinsurance recoverable on paid and unpaid losses of $610 million (due, in part, to reinsurance recoverable related to 2005 catastrophe losses), and increased deferred and current income tax recoverables (current recoverable included in other assets) totaling $141 million. The increase in investments and cash resulted principally from $745 million of net proceeds from the issuance of senior notes and $297 million of positive operating cash flows.

      2004 compared to 2003—Domestic revenues increased over the prior year due primarily to increases in net premiums earned and, to a lesser extent, realized net capital gains and net investment income. The increase in net premiums earned in 2004 compared to 2003 occurred primarily in the medical malpractice, other liability and property lines, partially offset by decreases in the auto liability line. Income before income taxes for 2004 decreased compared to the prior year due primarily to a decrease in underwriting profit (loss) caused principally by $98.1 million of net pre-tax catastrophe losses, principally related to hurricanes, that occurred in 2004. Both years included significant adverse development of losses occurring in 1998 through 2000 in certain more volatile casualty classes as discussed earlier under Results of Operations.

      (b) International—Europe (London and Paris branches and TRZ):

      2005 compared to 2004—Net premiums written decreased due to decreases in the auto liability line, mostly in London and TRZ, offset by increases in the other liability, A&H, boiler and machinery and ocean marine lines. European revenues increased compared to the prior year primarily due to increases in net investment income in each location. The increase in net investment income is due, in part, to the investment of positive operating cash flows in recent periods. Income before income taxes for 2005 decreased compared to the prior year due primarily to a decrease in underwriting profit (loss) in each of the locations, offset, in part, by increases in net investment income in each location. The decrease in underwriting profit (loss) is caused principally by increased net pre-tax catastrophe losses of $124.7 million in 2005, principally from Hurricanes Katrina and Rita, Central European floods and European Windstorm Erwin, compared to $26.3 million in 2004. 2005 underwriting profit (loss) and net premiums written and earned benefited slightly from $5.1 million of net assumed reinstatement premiums related to catastrophe loss events.

      Assets decreased $236 million due largely to a reduction in the short-term investment of funds received under securities loan agreements and the impact of the strengthening U.S. dollar in 2005 against the currencies in which investments are denominated, partially offset by positive operating cash flows.

      2004 compared to 2003—European revenues increased compared to the prior year primarily due to significant increases in net premiums written in each location, with the largest increase occurring in London. These increases generally occurred in the property, auto liability, credit and ocean marine lines. Such increases also resulted, in part, from the weakening U.S. dollar compared to the currencies in which premiums were written in 2004 as compared to 2003. Income before income taxes for 2004 increased compared to the prior year amounts due principally to increased underwriting profit (loss), that was largely the result of better loss experience in London, and increased net investment income in London. Loss activity in 2004 includes $26.3 million of net pre-tax catastrophe losses recorded in London related to hurricanes in the Southeastern United States and the Caribbean, and to the tsunami which affected South Asia.

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

      (c) International—Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

      2005 compared to 2004—Revenues increased in 2005 versus the prior year due primarily to increases in net premiums earned in most offices, with the largest increases in Miami and Hong Kong. These increases generally occurred in the auto liability and property lines. Income before income taxes increased in 2005 compared to the prior year due to increases in underwriting profit (loss). The increase in underwriting profit (loss) is caused in part by decreased net pre-tax catastrophe losses, which totaled $28.5 million in 2005, principally from Hurricane Wilma, compared to $90.6 million in 2004. 2005 underwriting profit (loss) and net premiums written and earned were also adversely impacted by net ceded reinstatement premiums of $10.0 million related to catastrophe loss events.

      2004 compared to 2003—Revenues increased in 2004 versus the prior year due primarily to increases in net premiums written, net of the change in unearned premiums, in Miami and Tokyo. These increases generally occurred in the property line. 2004 income before income taxes decreased compared to the prior year, due principally to $90.6 million of net pre-tax catastrophe losses primarily from hurricanes in the Caribbean, typhoons which affected Japan and the tsunami which affected South Asia.

Financial Condition and Liquidity

      As a holding company, the Company's assets consist primarily of the stock of TRC and the Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 14 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) In 2005 and 2004, the Company received cash dividends from TRC of $36.5 million and $23.8 million, respectively. Such dividends will increase in 2006 by approximately $43 million to allow the Company to make interest payments to the holders of the Senior Notes. As of December 31, 2005, TRC could pay dividends to the Company of $261.8 million without regulatory approval. In 2005, TRC, the primary operating subsidiary, received a capital contribution of $745 million from the Company. These funds were obtained by the Company in connection with its public offering of the Senior Notes. (See Note 6 of Notes to Consolidated Financial Statements.)

      Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements. Funds are applied by the operating subsidiaries primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

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

      At December 31, 2005, total investments and cash were $9,241.8 million compared to $8,287.0 million at December 31, 2004. The increase was caused, in large part, by $744.7 million of net proceeds from the issuance of senior notes and $630.3 million of cash provided by operating activities, offset, in part, by a reduction of approximately $250 million due to the foreign exchange impact caused by the strengthening U.S. dollar against the currencies in which the investments are denominated during 2005 and $192.8 million of net funds disbursed under securities loan agreements.

      TRH's fixed maturity investments, approximately 83.5% of total investments as of December 31, 2005, are predominantly investment grade, liquid securities, approximately 94.3% of which will mature in less than 10 years. The duration of the fixed maturity portfolio was 4.7 years as of December 31, 2005. Also as of that date, approximately 7.4% of total investments were in common and nonredeemable preferred stocks, approximately 1.9% of total investments were in other invested assets, consisting of investments in limited partnerships, approximately 6.7% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.5% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2006 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

      Activity within the fixed maturities available for sale portfolio for the years under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. TRH purchases certain fixed maturities which are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. In 2005, TRH purchased certain common stocks, which are classified as trading, to meet short term investment objectives. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. (See Note 2(b) of Notes to Consolidated Financial Statements.) In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates market value) of the lending agent, an AIG subsidiary, in these transactions. A liability is recorded in an amount equal to the collateral received to recognize TRH's obligation to return such funds when the related loaned securities are returned. The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $562.0 million and $23.1 million, respectively, as of December 31, 2005.

      At December 31, 2005, gross unrealized gains and losses on all fixed maturities (including those held to maturity and carried at amortized cost) amounted to $228.6 million and $47.1 million, respectively. The increase in gross unrealized losses on such fixed maturities from 2004 is due primarily to an increase in market interest rates in 2005. At December 31, 2005, gross unrealized gains and losses on equities available for sale amounted to $40.7 million and $8.7 million, respectively. The reduction of gross unrealized gains and increase in gross unrealized losses on such equities from 2004 is due primarily to some weakness in the United States equity markets in 2005.

      As of December 31, 2005, 94.6% of the fixed maturity portfolio was rated Aaa or Aa, an additional 5.2% was also rated investment grade or better, 0.1% was rated below investment grade and 0.1% was not rated. Also, as of December 31, 2005, TRH had no derivative instruments.

      Management reviews TRH's investments on a continual basis for evidence of other than temporary declines in market value, exercising its judgment in making such a determination, and calculating the amount of loss recognition (as a realized capital loss) resulting from investment write-downs.

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

      At December 31, 2005, gross loss reserves totaled $7.11 billion, an increase of $1.17 billion, or 19.7% over 2004. A significant portion of the increase in gross loss reserves is due to catastrophe losses occurring in 2005, principally in the property and ocean marine lines, and adverse development of losses occurring in prior years, principally in the other liability, A&H and medical malpractice lines. The components of gross loss reserves as of December 31, 2005 and 2004 by major class of business, split between reported (case) amounts and IBNR amounts is presented below:

2005	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)

Casualty:
Other liability	$1,191.2	$1,376.4	$2,567.6
Auto liability	448.8	163.2	612.0
Medical malpractice	468.4	465.3	933.7
Ocean marine and aviation	409.6	245.1	654.7
Accident and health	183.4	187.8	371.2
Surety and credit	136.1	79.9	216.0
Other	209.9	244.5	454.4

Total casualty	3,047.4	2,762.2	5,809.6

Property:
Fire	442.2	223.6	665.8
Homeowners multiple peril	51.8	85.5	137.3
Auto physical damage	23.4	8.8	32.2
Allied lines	310.6	104.2	414.8
Other	28.2	25.4	53.6

Total property	856.2	447.5	1,303.7

Total	$3,903.6	$3,209.7	$7,113.3

2004	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)

Casualty:
Other liability	$1,004.9	$1,073.7	$2,078.6
Auto liability	541.8	195.7	737.5
Medical malpractice	358.6	465.2	823.8
Ocean marine and aviation	344.0	186.6	530.6
Accident and health	172.7	112.5	285.2
Surety and credit	120.3	103.3	223.6
Other	191.4	179.7	371.1

Total casualty	2,733.7	2,316.7	5,050.4

Property:
Fire	349.4	182.8	532.2
Homeowners multiple peril	25.4	62.1	87.5
Auto physical damage	19.6	23.6	43.2
Allied lines	67.1	84.9	152.0
Other	48.7	27.5	76.2

Total property	510.2	380.9	891.1

Total	$3,243.9	$2,697.6	$5,941.5

      Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross loss reserves are principally based on reports and individual case estimates received from ceding companies. A provision is included in unpaid losses and LAE reserves for IBNR on the basis of past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

      See Critical Accounting Estimates for a discussion of the significant assumptions and factors considered in the reserve setting process.

      Also at December 31, 2005, reinsurance recoverable on gross loss reserves totaled $1,409.8 million, an increase of $462.0 million, or 48.7%, from the prior year end. The increase in reinsurance recoverable on gross loss reserves in 2005 was due, in part, to catastrophe losses occurring in 2005. Of the amount of reinsurance recoverable on paid and unpaid losses and LAE, which totaled $1,491.5 million as of December 31, 2005, $958.5 million represented balances that were unsecured. Of such unsecured balances, $235.3 million was due from affiliates (which are rated AA+) and 86.7% of the remaining balance was due from companies rated A– or better. (See Note 15 of Notes to Consolidated Financial Statements.)

      Net loss reserves are charged to income as incurred. An analysis of the change in net loss reserves from year-end 2004 to year-end 2005 is included in Note 5 of Notes to Consolidated Financial Statements. A significant portion of the increase in net loss reserves is due to catastrophe losses occurring in 2005, principally in the property and ocean marine lines, and net adverse development of losses occurring in prior years, principally in the other liability and medical malpractice lines.

      Net loss reserves include amounts for risks related to environmental impairment and asbestos-related illnesses totaling $99 million and $85 million at December 31, 2005 and 2004, respectively, including $27 million and $23 million at the aforementioned dates, respectively, related to losses occurring in 1985 and prior. As TRC, the major operating subsidiary of the Company, commenced operations in 1978, the great majority of TRH's environmental and asbestos-related liabilities arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

      Net loss reserves also include amounts resulting from the September 11, 2001 terrorist attack, which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress. As of December 31, 2005, net loss reserves related to this event totaled $65 million.

      In addition, net loss reserves include amounts resulting from Hurricane Katrina, which principally related to property and ocean marine coverages. Due to the unprecedented nature of Hurricane Katrina, including the related legal and regulatory uncertainty, there is significant uncertainty at this time as to the ultimate costs that TRH will bear. As of December 31, 2005, net loss reserves related to this event totaled $221.9 million.

      Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH's consolidated financial statements, and accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss reserves carried at December 31, 2005 are adequate.

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

      For 2005, TRH's operating cash flows totaled $630.3 million, a decrease of $274.6 million from 2004. The decrease was caused largely by increased losses and LAE paid, due, in large part, to significant catastrophe losses paid, relating mostly to events occurring in 2004, decreased premiums received, net of commissions, and the net purchase of common stocks, trading offset, in part, by increased investment income collected and lower income taxes paid.

      For 2004, TRH's operating cash flows totaled $904.9 million, a slight decrease from 2003. The decrease was caused largely by increased losses and LAE paid, including 2004 catastrophe losses, and income taxes paid offset, in part, by increased premiums received, net of commissions, and increased investment income collected.

      As significant losses from catastrophes occurring in 2005 and 2004, the September 11, 2001 terrorist attack (see Operational Review above) and Enron reinsurance exposure remain unpaid, TRH expects that payments related to these events will have a material adverse impact on operating cash flows in 2006 and perhaps thereafter.

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

      Of total consolidated operating cash flows, $332.9 million, $583.7 million and $431.7 million, were derived from international operations in 2005, 2004 and 2003, respectively. In each of such years, London was the most significant source of international operating cash flows.

      TRH believes that its balance of cash and cash equivalents of $198.1 million as of December 31, 2005 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2006 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

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

      TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and LAE and unearned premiums, each net of reinsurance and the Senior Notes. TRH has calculated the VaR for 2005 and 2004 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

      The following table presents the VaR on a combined basis and of each component of market risk for 2005 and 2004. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

	2005				2004
Market Risk	Year-End	Average	High	Low	Year-End	Average	High	Low
(in millions)

Combined	$199	$191	$199	$181	$186	$181	$198	$166
Interest rate	205	212	228	205	214	206	214	193
Equity	46	54	65	46	65	68	73	63
Currency	17	15	19	12	12	6	12	4

      In December 2005, the Company completed a public offering of $750 million principal amount of 5.75% senior notes due 2015. Of the $750 million aggregate principal amount of the Senior Notes offered, $450 million principal amount was purchased by certain subsidiaries of AIG. The proceeds from the offering were used to increase the capital and surplus of TRC and for other general corporate purposes.

      TRH's stockholders' equity totaled $2.54 billion at December 31, 2005, a decrease of $43.2 million from year-end 2004. The net decrease consisted primarily of a decrease in accumulated other comprehensive income of $59.5 million and cash dividends declared of $30.5 million, partially offset by net income of $37.9 million.

      The abovementioned decrease in accumulated other comprehensive income consisted principally of the following: net unrealized depreciation of fixed maturities, net of income tax, of $25.4 million, due generally to increases in market interest rates, net unrealized depreciation of equities, net of income tax, of $11.1 million, and net unrealized currency translation loss, net of income tax, of $27.0 million, caused, in large part, by the strengthening of the U.S. dollar particularly against certain European currencies.

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

      In addition, in 2005, TRH has recorded a reduction of retained earnings of $8.3 million (which is net of a tax benefit that TRH expects to realize of $3.0 million) and an increase to additional paid-in capital of $11.3 million related to compensation to certain TRH employees from SICO for all prior periods through December 31, 2004 as discussed in Note 13(d) of Notes to Consolidated Financial Statements.

      In 2005, the Company repurchased 104,800 shares of its common stock, pursuant to a previously announced buyback program, at an aggregate cost of $6.3 million.

      As of December 31, 2005, the amounts due and the estimated period between year end 2005 and the dates of payment, under specified contractual obligations of TRH are as follows:

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)

Long-Term Debt(1)	$1,181,250	$43,125	$86,250	$86,250	$965,625
Operating Leases	91,952	9,365	18,035	15,067	49,485
Unpaid Losses and LAE	7,113,294	2,066,605	2,163,099	1,283,074	1,600,516
Other(2)	8,912	8,912	—	—	—

Total	$8,395,408	$2,128,007	$2,267,384	$1,384,391	$2,615,626

(1)	Includes anticipated interest payments.
(2)	Represents commitments to invest in limited partnerships.

      With respect to commitments and contingent liabilities, see Note 17 of Notes to Consolidated Financial Statements.

      Risk-based capital (RBC) standards, promulgated by the National Association of Insurance Commissioners (NAIC), relate an individual company's statutory policyholders' surplus to the risk inherent in its overall operations and set thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 2005 the statutory surpluses of TRC and Putnam each significantly exceeded the level of surplus required under RBC requirements for regulatory attention.

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

      On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption of the standard. Accordingly, net income for 2005, 2004 and 2003 reflects compensation expenses, primarily related to stock options, for stock-based compensation awards granted in 2003 and thereafter and, in 2005 only, to TRH employees' participation in past SICO Plans. Such expenses are included in the Statement of Operations as a component of Other, net, with a corresponding increase to additional paid-in capital. The impact of adopting the recognition provisions of SFAS No. 123 are presented in Note 2(i) of Notes to Consolidated Financial Statements.

      While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in 2005, 2004 and 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to income, as those charges to income under the prospective method of transition will not reflect costs associated with stock-based compensation issued or granted prior to January 1, 2003.

      (b) Recent Accounting Standards:

      (i) In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R and its related interpretive guidance replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share based payment transactions with employees. On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123. SFAS No. 123R requires share based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

      As issued by the FASB, SFAS No. 123R would have been effective for TRH in the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission issued Release No. 34-51558, which delayed the effective date of SFAS No. 123R for TRH to the first quarter of 2006. TRH currently believes that the adoption of SFAS No. 123R and its associated FASB Staff Positions (FSP) will not have a material effect on its financial condition, results of operations or cash flows.

      (ii) In November 2005, the FASB issued FSP No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP No. FAS 115-1 replaces the measurement and recognition guidance set forth in FASB Emerging Issue Task Force (EITF) Issue No. 03-1 and codifies certain existing guidance on impairment. FSP No. FAS 115-1 is effective for reporting periods beginning after December 15, 2005. TRH does not expect the adoption of FSP No. FAS 115-1 to have a material effect on TRH's financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Schedules:

I	—	Summary of Investments—Other than Investments in Related Parties As of December 31, 2005	S-1
II	—	Condensed Financial Information of Registrant As of December 31, 2005 and 2004 and For the Years Ended December 31, 2005, 2004 and 2003	S-2
III	—	Supplementary Insurance Information As of December 31, 2005, 2004 and 2003 and For the Years Then Ended	S-5
IV	—	Reinsurance For the Years Ended December 31, 2005, 2004 and 2003	S-6
VI	—	Supplementary Information Concerning Property/Casualty Insurance Operations As of December 31, 2005, 2004 and 2003 and For the Years Then Ended	S-7

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

      As of the end of TRH's 2005 fiscal year, management conducted an assessment of the effectiveness of TRH's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that TRH's internal control over financial reporting as of December 31, 2005 is effective.

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

      Management's assessment of the effectiveness of TRH's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses unqualified opinions on management's assessment and on the effectiveness of TRH's internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Transatlantic Holdings, Inc.:

      We have completed integrated audits of Transatlantic Holdings, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

      Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
March 15, 2006

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

	2005	2004
	(in thousands, except share data)

ASSETS
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (market value: 2005—$1,284,826; 2004—$1,120,789)	$1,257,941	$1,091,464
Available for sale, at market value (amortized cost: 2005—$6,143,063; 2004—$5,130,081) (pledged, at market value: 2005—$562,007; 2004—$823,155).	6,297,675	5,323,722
Equities:
Common stocks available for sale, at market value (cost: 2005—$574,362; 2004—$565,137) (pledged, at market value: 2005—$23,054; 2004—$30,228)	606,325	614,252
Common stocks trading, at market value (cost: 2005—$48,124)	46,493	—
Nonredeemable preferred stocks available for sale, at market value (cost: 2005—$12,390; 2004—$18,008)	12,420	17,948
Other invested assets	172,869	178,499
Short-term investment of funds received under securities loan agreements	606,882	875,081
Short-term investments, at cost (approximates market value)	43,112	42,602
Cash and cash equivalents	198,120	143,435

Total investments and cash	9,241,837	8,287,003
Accrued investment income	107,431	94,671
Premium balances receivable, net	782,880	647,894
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	294,957	272,362
Other	1,196,516	704,372
Deferred acquisition costs	217,709	203,061
Prepaid reinsurance premiums	61,291	97,532
Deferred income taxes	302,451	236,710
Other assets	159,604	61,687

Total assets	$12,364,676	$10,605,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$7,113,294	$5,941,464
Unearned premiums	1,082,282	1,057,265
Payable under securities loan agreements	606,882	875,081
5.75% senior notes due December 14, 2015:
Affiliates	447,812	—
Other	298,541	—

Other liabilities	271,914	144,353

Total liabilities	9,820,725	8,018,163

Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2005—66,900,085; 2004—66,711,866	66,900	66,712
Additional paid-in capital	214,700	191,403
Accumulated other comprehensive income	35,729	95,234
Retained earnings	2,248,541	2,249,393
Treasury Stock, at cost; 2005—988,900; 2004—884,100 shares of common stock	(21,919)	(15,613)

Total stockholders' equity	2,543,951	2,587,129

Total liabilities and stockholders' equity	$12,364,676	$10,605,292

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands, except per share data)
Revenues:
Net premiums written	$3,466,353	$3,749,274	$3,341,077
Increase in net unearned premiums	(81,359)	(88,184)	(169,851)

Net premiums earned	3,384,994	3,661,090	3,171,226
Net investment income	343,247	306,786	270,972
Realized net capital gains	39,884	22,181	9,942

Total revenues	3,768,125	3,990,057	3,452,140

Expenses:
Net losses and loss adjustment expenses	2,877,042	2,754,560	2,233,447
Net commissions	857,450	910,325	804,680
Other underwriting expenses	79,526	72,496	65,525
Increase in deferred acquisition costs	(14,648)	(29,449)	(40,645)
Interest on senior notes	2,050	—	—
Other, net	12,803	5,913	2,459

Total expenses	3,814,223	3,713,845	3,065,466

(Loss) income before income taxes	(46,098)	276,212	386,674

Income taxes (benefits):
Current	(52,767)	78,918	110,254
Deferred	(31,241)	(57,290)	(27,224)

Total income taxes (benefits)	(84,008)	21,628	83,030

Net income	$37,910	$254,584	$303,644

Net income per common share:
Basic	$0.58	$3.87	$4.64
Diluted	0.57	3.85	4.60
Weighted average common shares outstanding:
Basic	65,836	65,731	65,508
Diluted	66,169	66,189	65,953

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands, except per share data)
Common Stock:
Balance, beginning of year	$66,712	$53,333	$53,225
Stock split effected as a dividend	—	13,152	—
Issued under stock option and purchase plans	188	227	108

Balance, end of year	66,900	66,712	53,333

Additional paid-in capital:
Balance, beginning of year	191,403	196,645	192,141
Stock split effected as a dividend	—	(13,158)	—
Excess of proceeds over par value of common stock issued under stock option and purchase plans	2,463	5,098	3,464
Contributed capital	20,834	2,818	1,040

Balance, end of year	214,700	191,403	196,645

Accumulated other comprehensive income:
Balance, beginning of year	95,234	120,770	60,644
Net change for year	(91,548)	(39,285)	92,501
Income tax effect on net change	32,043	13,749	(32,375)

Balance, end of year	35,729	95,234	120,770

Retained earnings:
Balance, beginning of year	2,249,393	2,020,282	1,739,200
Net income	37,910	254,584	303,644
Cash dividends declared (per common share: 2005—$0.46; 2004—$0.39; 2003—$0.34)	(30,467)	(25,473)	(22,562)
Other	(8,295)	—	—

Balance, end of year	2,248,541	2,249,393	2,020,282

Treasury Stock:
Balance, beginning of year	(15,613)	(14,443)	(14,443)
Acquisition of treasury stock	(6,306)	(1,170)	—

Balance, end of year	(21,919)	(15,613)	(14,443)

Total stockholders' equity	$2,543,951	$2,587,129	$2,376,587

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)

Cash flows from operating activities:
Net income	$37,910	$254,584	$303,644

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in unpaid losses and loss adjustment expenses, unearned premiums and prepaid reinsurance premiums	1,233,088	1,251,503	972,647
Changes in premium and reinsurance balances receivable and payable, net	(514,583)	(381,804)	(168,835)
Change in deferred acquisition costs	(14,648)	(29,449)	(40,645)
Change in accrued investment income	(29,313)	(28,562)	(35,336)
Realized net capital gains	(39,884)	(22,181)	(9,942)
Changes in current and deferred income taxes	(124,445)	(85,558)	16,472
Change in net unrealized currency translation adjustment	131,438	(131,586)	(148,892)
Changes in other assets and liabilities, net	(20,173)	58,384	18,851
Net purchase of common stocks, trading	(48,839)	—	—
Other, net	19,736	19,580	13,087

Total adjustments	592,377	650,327	617,407

Net cash provided by operating activities	630,287	904,911	921,051

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	697,916	656,095	676,701
Proceeds of fixed maturities available for sale redeemed or matured	360,723	367,819	337,296
Proceeds of equities available for sale sold	808,305	872,900	610,199
Purchase of fixed maturities held to maturity	(169,893)	(470,748)	(623,953)
Purchase of fixed maturities available for sale	(2,243,159)	(1,496,533)	(1,310,482)
Purchase of equities available for sale	(770,340)	(876,074)	(639,294)
Net sale of other invested assets	17,054	15,678	106,885
Net sale (purchase) of short-term investment of funds received under securities loan agreements	192,766	(389,212)	(138,222)
Net purchase of short-term investments	(510)	(15,891)	(8,891)
Change in other liabilities for securities in course of settlement	11,572	11,933	(12,285)
Other, net	9,155	4,007	3,322

Net cash used in investing activities	(1,086,411)	(1,320,026)	(998,724)

Cash flows from financing activities:
Net funds (disbursed) received under securities loan agreements	(192,766)	389,212	138,222
Dividends to stockholders	(28,967)	(24,723)	(22,012)
Proceeds from common stock issued	2,651	5,325	3,572
Acquisition of treasury stock	(6,306)	(1,170)	—
Net proceeds from issuance of senior notes	744,690	—	—
Other, net	(1,495)	(150)	—

Net cash provided by financing activities	517,807	368,494	119,782

Effect of exchange rate changes on cash and cash equivalents	(6,998)	7,169	13,376

Change in cash and cash equivalents	54,685	(39,452)	55,485
Cash and cash equivalents, beginning of year	143,435	182,887	127,402

Cash and cash equivalents, end of year	$198,120	$143,435	$182,887

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)

Net income	$37,910	$254,584	$303,644

Other comprehensive (loss) income:
Net unrealized (depreciation) appreciation of investments, net of tax:
Net unrealized holding (losses) gains	(10,118)	19,925	123,328
Deferred income tax benefit (charge) on above	3,543	(6,974)	(43,165)
Reclassification adjustment for gains included in net income	(39,884)	(22,181)	(9,942)
Deferred income tax benefit on above	13,959	7,763	3,480

	(32,500)	(1,467)	73,701

Net unrealized currency translation loss, net of tax:
Net unrealized currency translation loss	(41,546)	(37,029)	(20,885)
Deferred income tax benefit on above	14,541	12,960	7,310

	(27,005)	(24,069)	(13,575)

Other comprehensive (loss) income	(59,505)	(25,536)	60,126

Comprehensive (loss) income	$(21,595)	$229,048	$363,770

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

      Transatlantic Holdings, Inc. (the Company) is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company (TRC). TRC owns all of the common stock of Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam). As of December 31, 2005, 2004 and 2003, American International Group, Inc. (AIG, and collectively, with its subsidiaries, the AIG Group) beneficially owned approximately 60% of the Company's outstanding shares.

      Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are other liability (including directors' and officers' liability (D&O) and other professional liability (errors and omissions coverages (E&O))), auto liability (including non-standard risks), medical malpractice, ocean marine and aviation, accident and health (A&H) and surety and credit in the casualty lines, and fire, homeowners multiple peril, auto physical damage and allied lines in the property lines (which include property catastrophe risks). Casualty lines represented 70.2%, 72.4% and 73.5% of net premiums written in 2005, 2004 and 2003, respectively. The balance represented property lines.

2. Summary of Significant Accounting Policies

      (a) Basis of Presentation and Principles of Consolidation: The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to conform prior years' presentations with 2005.

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

      (b) Investments: Fixed maturities are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. The balance of fixed maturity securities is classified as available-for-sale and carried at market value. Common stocks (including the trading portfolio, which is held to meet short-term investment objectives) and nonredeemable preferred stocks are carried principally at market value. Market values for fixed maturity securities and equities are generally based upon quoted market prices. For certain fixed maturity securities, for which market prices were not readily available, market values were principally estimated using values obtained from independent pricing services. Other invested assets consist of investments in limited partnerships, certain of which (those in which TRH holds a 5% or greater interest) are accounted for under the equity method. Short-term investments are carried at cost, which approximates market value.

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

      Realized gains or losses on the sale of investments are determined on the basis of specific identification. In addition, where the declines in the market value of securities below cost or amortized cost are considered to be other than temporary, a realized loss is recorded for the difference between cost or amortized cost and estimated market value of such securities. Except where there has been an other than temporary impairment of market value, changes in unrealized appreciation (depreciation) of fixed maturities available for sale, equity investments available for sale and certain other invested assets are charged or credited, net of deferred income taxes, directly to accumulated other comprehensive income (see Note 10), a component of stockholders' equity. Realized and unrealized gains or losses on the common stock trading portfolio are included in net investment income. Changes in the carrying value of other invested assets which are accounted for under the equity method are included as a component of net investment income. Investment income is recorded as earned. Amortization of fixed maturity premium and the accrual of fixed maturity discount are charged or credited, respectively, to net investment income.

      (c) Cash and Cash Equivalents: Cash and cash equivalents generally include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less.

      (d) Deferred Acquisition Costs: Acquisition costs, consisting primarily of net commissions incurred on business conducted through reinsurance contracts or certificates, are deferred, and then amortized over the period in which the related premiums are earned, generally one year. Anticipated losses and loss adjustment expenses (LAE) and estimated remaining costs of servicing the contracts are considered in the evaluation of recoverability of acquisition costs to be deferred. Anticipated investment income is not considered in such evaluation.

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

      (f) Losses and LAE: Unpaid losses and LAE (gross loss reserves) are principally based on reports and individual case estimates received from ceding companies. An amount is included for losses and LAE incurred but not reported (IBNR) on the basis of past experience. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any resulting adjustments are reflected in income currently. Losses and loss adjustment expenses net of related reinsurance recoverable (net loss reserves) are charged to income as incurred.

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

      Net loss reserves include certain amounts for the reinsurance of risks related to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arise from contracts entered into after 1985. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 2005 for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environment impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things. Further, there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

      Net loss reserves also include amounts resulting from the September 11, 2001 terrorist attack, which are principally related to property (including business interruption), other liability, workers' compensation and aviation coverages. These amounts are subject to significant uncertainty due to a variety of issues such as coverage disputes, the assignment of liability and a potentially long latency period for claims due to respiratory disorders and stress.

      In addition, net loss reserves include amounts resulting from Hurricane Katrina, which principally related to property and ocean marine coverages. Due to the unprecedented nature of Hurricane Katrina, including the related legal and regulatory uncertainty, there is significant uncertainty at this time as to the ultimate costs that TRH will bear.

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

      On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123, using the prospective method of transition. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption of the standard. Accordingly, net income for 2005, 2004 and 2003 reflects compensation expenses, primarily related to stock options, for stock-based compensation awards granted in 2003 and thereafter and, in 2005 only, to TRH employees' participation in past Starr International Company (SICO) Deferred Compensation Profit Participation Plans (the SICO Plans). (See Note 13(d).) Such expenses are included in the Statement of Operations as a component of Other, net, with a corresponding increase to additional paid-in capital. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS No. 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123), TRH's net income and net income per common share (on a pro forma basis) would have been as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)

Net income:
As reported	$37,910	$254,584	$303,644
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,225	2,200	868
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(8,786)	(4,651)	(3,968)

Pro forma	$36,349	$252,133	$300,544

Net income per common share (split-adjusted):
As reported:
Basic	$0.58	$3.87	$4.64
Diluted	0.57	3.85	4.60
Pro forma:
Basic	0.55	3.84	4.59
Diluted	0.55	3.81	4.56

      While the pro forma impact of applying the recognition provisions to all award grants are disclosed, the charges to income in 2005, 2004 and 2003 resulting from TRH adopting the recognition provisions of SFAS No. 123 may not be indicative of future amounts charged to income, as those charges to income under the prospective method of transition will not reflect costs associated with stock-based compensation issued or granted prior to January 1, 2003.

      (j) Recent Accounting Standards:

(i) In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R and its related interpretive guidance replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share based payment transactions with employees. On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123. SFAS No. 123R requires share based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies (Continued)

As issued by the FASB, SFAS No. 123R would have been effective for TRH in the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission (SEC) issued Release No. 34-51558, which delayed the effective date of SFAS No. 123R for TRH to the first quarter of 2006. TRH currently believes that the adoption of SFAS No. 123R and its associated FASB Staff Positions (FSP) will not have a material effect on its financial condition, results of operations or cash flows.

(ii) In November 2005, the FASB issued FSP No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP No. FAS 115-1 replaces the measurement and recognition guidance set forth in FASB Emerging Issue Task Force (EITF) Issue No. 03-1 and codifies certain existing guidance on impairment. FSP No. FAS 115-1 is effective for reporting periods beginning after December 15, 2005. TRH does not expect the adoption of FSP No. FAS 115-1 to have a material effect on TRH's financial condition or results of operations.

3. Investments

      (a) Statutory Deposits: Investments, the substantial majority of which are fixed maturities and common stocks available for sale, were deposited with governmental authorities as required by law and amounted to approximately $277 million and $239 million at December 31, 2005 and 2004, respectively.

      (b) Net Investment Income: An analysis of net investment income of TRH follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)

Fixed maturities	$297,522	$270,837	$231,656
Equities	29,767	25,401	23,360
Other	24,870	19,757	23,023

Total investment income	352,159	315,995	278,039
Investment expenses	(8,912)	(9,209)	(7,067)

Net investment income	$343,247	$306,786	$270,972

      (c) Investment Gains and Losses: Realized net capital gains (losses) and the change in net unrealized appreciation (depreciation) of investments are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)

Realized net capital gains (losses):
Fixed maturities(1)	$(74)	$3,628	$29,655
Equities available for sale(2)	39,915	25,007	(19,745)
Other(3)	43	(6,454)	32

Total	$39,884	$22,181	$9,942

Change in net unrealized appreciation (depreciation) of investments:(4)
Fixed maturities carried at amortized cost	$(2,441)	$17,176	$12,148
Fixed maturities carried at market value	(39,029)	3,887	9,619
Equities available for sale	(17,064)	(10,642)	103,772
Other	6,092	4,499	(4)

Total	$(52,442)	$14,920	$125,535

(1)	Includes write-downs for other than temporary declines in market value of $4,635,000 for 2003. There were no write-downs for other than temporary declines in market value in 2005 or 2004.
(2)	Includes write-downs for other than temporary declines in market value of $1,717,000 and $6,092,000 for 2005 and 2003, respectively. There were no write-downs for other than temporary declines in market value in 2004.
(3)	Includes write-downs for other than temporary declines in market value of $6,241,000 for 2004. There were no write-downs for other than temporary declines in market value in 2005 or 2003.
(4)	Before deferred income tax effect.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments (Continued)

      (d) Fixed Maturities: The amortized cost and market value of fixed maturities at December 31, 2005 and 2004 are summarized as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Market Value
		(in thousands)

2005
Fixed maturities held to maturity and carried at amortized cost:
States, foreign and domestic municipalities and political subdivisions	$1,257,941	$29,809	$2,924	$1,284,826

Fixed maturities available for sale and carried at market value:
U.S. Government and government agencies	$302,963	$1,611	$932	$303,642
States, foreign and domestic municipalities and political subdivisions	4,164,267	136,760	5,547	4,295,480
Foreign governments	250,769	6,798	4,660	252,907
Corporate	1,425,064	53,611	33,029	1,445,646

Total	$6,143,063	$198,780	$44,168	$6,297,675

		Gross Unrealized
	Amortized Cost	Gains	Losses(1)	Market Value
		(in thousands)

2004
Fixed maturities held to maturity and carried at amortized cost:
States, foreign and domestic municipalities and political subdivisions	$1,091,464	$30,156	$831	$1,120,789

Fixed maturities available for sale and carried at market value:
U.S. Government and government agencies	$249,647	$2,457	$1,703	$250,401
States, foreign and domestic municipalities and political subdivisions	3,210,114	165,279	1,036	3,374,357
Foreign governments	185,133	1,928	339	186,722
Corporate	1,485,187	30,461	3,406	1,512,242

Total	$5,130,081	$200,125	$6,484	$5,323,722

(1)	See Note 3(f) for additional information about gross unrealized losses as of December 31, 2005 and 2004.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments (Continued)

      The amortized cost and market value of fixed maturities at December 31, 2005 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	Amortized Cost	Market Value
	(in thousands)

Fixed maturities held to maturity:
Due after one year through five years	$21,152	$21,228
Due after five years through ten years	1,160,528	1,185,820
Due after ten years	76,261	77,778

Total	$1,257,941	$1,284,826

Fixed maturities available for sale:
Due in one year or less	$430,419	$435,000
Due after one year through five years	1,857,468	1,909,491
Due after five years through ten years	3,502,375	3,595,231
Due after ten years	352,801	357,953

Total	$6,143,063	$6,297,675

      Gross gains of $4,122,000, $8,254,000 and $39,999,000 and gross losses of $5,021,000, $5,085,000 and $6,289,000 were realized on sales of investments in fixed maturities available for sale in 2005, 2004 and 2003, respectively.

      (e) Equities: Gross gains of $70,944,000, $58,345,000 and $39,784,000 and gross losses of $31,029,000, $33,338,000 and $53,437,000 were realized on sales of equities available for sale in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, net unrealized appreciation of equities available for sale (before applicable income taxes) included gross gains of $40,726,000 and $52,379,000 and gross losses of $8,734,000 and $3,323,000, respectively. (See Note 3(f) for additional information about gross unrealized losses as of December 31, 2005 and 2004.)

      (f) Additional Information on Gross Unrealized Losses on All Fixed Maturities and on Equities Available for Sale: As of December 31, 2005 and 2004, TRH's aggregate gross unrealized losses on all fixed maturities and on equities available for sale totaled $55,826,000 and $10,638,000, respectively. As of December 31, 2005 and 2004, no single issuer accounted for more than 5% and 15%, respectively, of the aggregate gross unrealized losses. Management reviews TRH's investments on a continual basis for evidence of other than temporary declines in market value and exercises its judgment in making such a determination and calculating the amount of loss recognition (as a realized capital loss) resulting from investment write-downs.

      As of December 31, 2005 and 2004, the aging of the gross unrealized losses with respect to fixed maturities and equities, grouped by percentage of gross unrealized loss (the extent by which the market value is less than amortized cost or cost) relative to cost, including the number of respective items, was as follows:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments (Continued)

2005

	Less than or Equal to 20% of Cost(1)			Greater than 20% to 50% of Cost(1)			Greater than 50% of Cost(1)			Total
Months in a Continuous Unrealized Loss Position	Market Value	Gross Unrealized Loss	Items	Market Value	Gross Unrealized Loss	Items	Market Value	Gross Unrealized Loss	Items	Market Value	Gross Unrealized Loss	Items
	(dollars in thousands)

Total Fixed Maturities
0-6	$1,081,755	$18,223	192	$3,845	$1,152	2	$—	$—	—	$1,085,600	$19,375	194
6-12	287,550	17,091	34	—	—	—	—	—	—	287,550	17,091	34
>12	326,876	10,626	38	—	—	—	—	—	—	326,876	10,626	38

Total	$1,696,181	$45,940	264	$3,845	$1,152	2	$—	$—	—	$1,700,026	$47,092	266

Equities Available for Sale
0-6	$104,698	$5,294	35	$4,516	$1,355	2	$—	$—	—	$109,214	$6,649	37
6-12	14,088	2,085	3	—	—	—	—	—	—	14,088	2,085	3
>12	—	—	—	—	—	—	—	—	—	—	—	—

Total	$118,786	$7,379	38	$4,516	$1,355	2	$—	$—	—	$123,302	$8,734	40

Total Fixed Maturities and Equities Available for Sale
0-6	$1,186,453	$23,517	227	$8,361	$2,507	4	$—	$—	—	$1,194,814	$26,024	231
6-12	301,638	19,176	37	—	—	—	—	—	—	301,638	19,176	37
>12	326,876	10,626	38	—	—	—	—	—	—	326,876	10,626	38

Total	$1,814,967	$53,319	302	$8,361	$2,507	4	$—	$—	—	$1,823,328	$55,826	306

2004

	Less than or Equal to 20% of Cost(1)			Greater than 20% to 50% of Cost(1)			Greater than 50% of Cost(1)			Total
Months in a Continuous Unrealized Loss Position	Market Value	Gross Unrealized Loss	Items	Market Value	Gross Unrealized Loss	Items	Market Value	Gross Unrealized Loss	Items	Market Value	Gross Unrealized Loss	Items
	(dollars in thousands)

Total Fixed Maturities
0-6	$366,284	$2,029	68	$—	$—	—	$—	$—	—	$366,284	$2,029	68
6-12	166,208	3,354	27	—	—	—	—	—	—	166,208	3,354	27
>12	192,409	1,932	19	—	—	—	—	—	—	192,409	1,932	19

Total	$724,901	$7,315	114	$—	$—	—	$—	$—	—	$724,901	$7,315	114

Equities Available for Sale
0-6	$56,087	$2,543	45	$1,003	$534	3	$—	$—	—	$57,090	$3,077	48
6-12	10,581	246	1	—	—	—	—	—	—	10,581	246	1
>12	—	—	—	—	—	—	—	—	—	—	—	—

Total	$66,668	$2,789	46	$1,003	$534	3	$—	$—	—	$67,671	$3,323	49

Total Fixed Maturities and Equities Available for Sale
0-6	$422,371	$4,572	113	$1,003	$534	3	$—	$—	—	$423,374	$5,106	116
6-12	176,789	3,600	28	—	—	—	—	—	—	176,789	3,600	28
>12	192,409	1,932	19	—	—	—	—	—	—	192,409	1,932	19

Total	$791,569	$10,104	160	$1,003	$534	3	$—	$—	—	$792,572	$10,638	163

(1)	For fixed maturities, represents amortized cost.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments (Continued)

      At December 31, 2005 and 2004, the gross unrealized losses for all fixed maturities and equities available for sale included the following concentrations:

2005

Concentration	Gross Unrealized Losses
(in thousands)

Banking and financial institutions	$21,646
States, foreign and domestic municipalities and political subdivisions	8,471
Energy	7,396
Other	18,313

Total	$55,826

2004

Concentration	Gross Unrealized Losses
(in thousands)

States, foreign and domestic municipalities and political subdivisions	$1,867
U.S. Government and government agencies	1,777
Energy	1,733
Other	5,261

Total	$10,638

      The market value of fixed maturities in an unrealized loss position at December 31, 2005 and 2004, by contractual maturity, is shown below:

	2005	2004
	(in thousands)

Due in one year or less	$106,889	$64,996
Due after one year through five years	523,493	300,855
Due after five years through ten years	1,006,363	292,590
Due after ten years	63,281	66,460

Total	$1,700,026	$724,901

4. Income Taxes (Benefits)

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

      The U.S. federal income tax rate was 35% for 2005, 2004 and 2003. Actual tax (benefit) expense on (loss) income before income taxes differs from the “expected” amount computed by applying the U.S. federal income tax rate because of the following:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Income Taxes (Benefits) (Continued)

	Years Ended December 31,
	2005		2004		2003
	Amount	Percent of Loss Before Income Taxes	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes
	(dollars in thousands)
“Expected” tax (benefit) expense	$(16,134)	35.0%	$96,674	35.0%	$135,336	35.0%
Adjustments:
Tax-exempt interest	(63,408)	137.6	(57,088)	(20.7)	(48,848)	(12.6)
Dividends received deduction	(3,324)	7.2	(3,285)	(1.2)	(2,707)	(0.7)
Benefit from amended tax returns	—	—	(10,886)	(3.9)	—	—
Other	(1,142)	2.4	(3,787)	(1.4)	(751)	(0.2)

Actual tax (benefit) expense	$(84,008)	182.2%	$21,628	7.8%	$83,030	21.5%

Foreign and domestic components of actual tax (benefit) expense:
Foreign	$29,044		$13,079		$19,310
Domestic:
Current	(81,811)		65,839		90,944
Deferred	(31,241)		(57,290)		(27,224)

	$(84,008)		$21,628		$83,030

      The domestic current tax benefit for 2005 includes $61.2 million resulting from a tax net operating loss carryback to prior years. In addition, the 2005 domestic deferred tax benefit includes $20.9 million resulting from a minimum tax credit carryforward which, by law, may be carried forward indefinitely.

      Deferred income taxes include a benefit for tax refund claims from amended tax returns totaling $10.9 million arising in 2004. These claims primarily resulted from TRH's ability to recover taxes through the utilization of foreign tax credit carry backs.

      (b) The components of the net deferred income tax asset at December 31, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)

Deferred income tax assets:
Unpaid losses and LAE, net of related reinsurance recoverable	$298,952	$283,248
Unearned premiums, net of prepaid reinsurance premiums	70,260	67,181
Cumulative translation adjustment	49,856	35,314
Benefit from amended tax returns	10,886	10,886
Minimum tax credit carryforward	20,894	—
Other	23,677	14,099

Total deferred income tax assets	474,525	410,728

Deferred income tax liabilities:
Deferred acquisition costs	76,198	71,071
Net unrealized appreciation of investments	69,094	86,594
Other	26,782	16,353

Total deferred income tax liabilities	172,074	174,018

Net deferred income tax asset	$302,451	$236,710

      No valuation allowance has been recorded.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Income Taxes (Benefits) (Continued)

      (c) Income tax payments, net of recoveries of income taxes previously paid, as applicable, totaled $39,637,000, $105,315,000 and $66,168,000 in 2005, 2004 and 2003, respectively.

5. Liability for Gross Loss Reserves

      The activity in gross loss reserves is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)

At beginning of year:
Gross loss reserves	$5,941,464	$4,805,498	$4,032,584
Less reinsurance recoverable	960,855	849,078	774,678

Net loss reserves	4,980,609	3,956,420	3,257,906

Net losses and LAE incurred in respect of losses occurring in:
Current year	2,608,206	2,437,178	1,910,860
Prior years	268,836	317,382	322,587

Total	2,877,042	2,754,560	2,233,447

Net losses and LAE paid in respect of losses occurring in:
Current year	670,658	645,088	482,621
Prior years	1,360,995	1,223,733	1,203,796

Total	2,031,653	1,868,821	1,686,417

Foreign exchange effect	(135,555)	138,450	151,484

At end of year:
Net loss reserves	5,690,443	4,980,609	3,956,420
Plus reinsurance recoverable	1,422,851	960,855	849,078

Gross loss reserves	$7,113,294	$5,941,464	$4,805,498

      The year 2005 included $482.8 million of catastrophe losses principally related to Hurricanes Katrina, Rita and Wilma, and, to a lesser extent, to Central European floods and European Windstorm Erwin. (See Note 9.) In addition, in 2005, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2004 and prior years needed to be increased as a result of greater than expected loss activity in 2005. As a result of that determination, TRH increased net losses and LAE incurred by $268.8 million, representing significant net adverse development in 2005 of losses occurring in all prior years. This net adverse development was comprised of $524.9 million related to losses occurring in 2002 and prior, partially offset by favorable development of $256.1 million related primarily to 2004 and, to a lesser extent, to 2003. The lines of business with the most significant net adverse development recorded in 2005 were the other liability line ($366 million), which includes certain specialty casualty classes such as D&O and E&O, arising principally from losses occurring in 1996 to 2002, and the medical malpractice line ($64 million), arising primarily from losses occurring between 1997 and 2001. The large majority of such net adverse development related to domestic operations. These increases to incurred losses were offset, in part, by net favorable development occurring most significantly in the fire line ($99 million), which arose principally from losses occurring in 2004, and in the ocean marine and aviation lines ($42 million, mostly related to aviation), which arose principally from losses occurring in 2001 through 2004.

      TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice and D&O. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss trend factors for this business such as jury awards, social

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Liability for Gross Loss Reserves (Continued)

inflation, medical inflation, tort reforms and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependant upon claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices are subject to change without notice.

      The year 2004 included $215.0 million of catastrophe losses related to Hurricanes Charley, Frances, Ivan and Jeanne, that affected the Southeastern United States and the Caribbean, typhoons that affected Japan and the tsunami which principally affected South Asia. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and LAE incurred was increased by $317.4 million in 2004. As a result of greater than expected reported loss activity in 2004, indicating that TRH's estimates as of the end of 2003 of the ultimate amounts of losses occurring in 2003 and prior required a net increase, significant net adverse development was recorded in 2004. The vast majority of such adverse development relates to other liability, including certain specialty casualty classes such as D&O and E&O, and medical malpractice lines for losses occurring between 1998 and 2001, principally in domestic and, to a lesser extent, London operations. These increases to incurred losses were offset, in part, by favorable development across most lines on losses occurring in 2003 and, to a lesser extent, on losses occurring during 2002 in the other liability, aircraft and fire lines.

      There were no significant catastrophe losses occurring during 2003. However, as a result of net increases in estimates of losses occurring in prior years, net losses and LAE incurred was increased by $322.6 million in 2003. As a result of greater than expected reported loss activity in 2003, indicating that TRH's estimates as of the end of 2002 of the ultimate amounts of losses occurring in 2002 and prior years required a net increase, significant adverse development was recorded in 2003 on losses occurring between 1998 and 2000 in certain casualty lines, principally in domestic and, to a lesser extent, London branch operations. Such lines included other liability (a portion of which represents certain specialty casualty classes such as D&O and E&O), medical malpractice and, to a lesser extent, surety and fidelity lines. These increases to incurred losses were offset, in small part, by favorable development on losses occurring in 2001 and 2002 in fire and allied lines and, in 2002 only, in other liability lines.

6. Senior Notes

      In December 2005, the Company completed a public offering of $750 million principal amount of its 5.75% senior notes due on December 14, 2015 (the Senior Notes). Of the $750 million aggregate principal amount of the Senior Notes offered, $450 million principal amount was purchased by certain subsidiaries of AIG. In addition, the unamortized original issue discount, which totaled $3.6 million at December 31, 2005, has been deducted from the carrying value of the Senior Notes and is being amortized over the term of the Senior Notes on the scientific method. The proceeds from the offering were used to increase the capital and surplus of TRC and for other general corporate purposes. Interest expense incurred in connection with the Senior Notes was $2.1 million in 2005. There were no interest payments on the Senior Notes in 2005.

7. Common Stock

      Common stock activity for each of the three years in the period ended December 31, 2005 was as follows:

	2005	2004	2003

Shares outstanding, beginning of year	65,827,766	52,468,478	52,360,949
Issued under stock option and purchase plans	188,219	227,515	107,529
Stock split effected as a dividend	—	13,151,673	—
Acquisition of treasury stock	(104,800)	(19,900)	—

Shares outstanding, end of year	65,911,185	65,827,766	52,468,478

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Common Stock (Continued)

      As a result of a 5-for-4 common stock split in the form of a 25% stock dividend, common stock increased by $13.2 million and additional paid-in capital decreased by $13.2 million in 2004. This stock split was paid on July 16, 2004 to holders of record on June 25, 2004.

8. Net Income Per Common Share

      Net income per common share has been computed in the following table based upon weighted average common shares outstanding. Share and per share amounts have been retroactively adjusted, as appropriate, to reflect a 5-for-4 split of the common stock in the form of a 25% stock dividend, paid in July 2004.

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income (numerator)	$37,910	$254,584	$303,644

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	66,782	66,597	66,372
Less: Average shares in treasury	946	866	864

Average outstanding shares—basic (denominator)	65,836	65,731	65,508
Average potential shares, principally stock options(1)	333	458	445

Average outstanding shares—diluted (denominator)	66,169	66,189	65,953

Net income per common share:
Basic	$0.58	$3.87	$4.64
Diluted	0.57	3.85	4.60

(1)	2005 excludes the effect of 1.0 million anti-dilutive shares (from a total of 2.7 million potential shares). 2004 excludes the effect of 0.7 million anti-dilutive shares (from a total of 2.6 million potential shares). 2003 excludes the effect of 0.5 million anti-dilutive shares (from a total of 2.5 million potential shares).

9. Impact of Catastrophe Losses

      Net income for 2005 includes estimated pre-tax net catastrophe costs of $543.9 million, or $353.5 million after tax, arising principally from Hurricanes Katrina ($304 million pre-tax), Rita ($44 million pre-tax) and Wilma ($111 million pre-tax) and, to a lesser extent, from Central European floods and European Windstorm Erwin. Such costs consist of net catastrophe losses incurred of $482.8 million (gross $870.0 million; ceded $387.2 million) and net ceded reinstatement premiums of $61.1 million (gross $72.3 million; ceded $133.4 million).

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

      The aggregate costs recorded for catastrophes represent TRH's best estimate of the aggregate ultimate costs to be incurred for such events based upon information presently available. These catastrophe cost estimates reflect significant judgment related to many factors, including the ultimate resolution of certain legal and regulatory issues. In particular, due to the unprecedented nature of Hurricane Katrina, including the related legal and regulatory uncertainty, and the preliminary nature of the information used to prepare all these estimates, there is uncertainty at this time as to the ultimate costs that TRH will bear.

      Net income for 2004 includes aggregate estimated pre-tax catastrophe losses of $215.0 million (gross $270 million; ceded $55 million), or $139.7 million after tax, arising principally from hurricanes in the United States and the Caribbean, typhoons in Japan, and the tsunami primarily affecting South

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Impact of Catastrophe Losses (Continued)

Asia. The losses recorded for these events represent TRH's estimate of aggregate ultimate losses based upon information presently available. (See Note 16 for catastrophe loss information by segment.)

10. Accumulated Other Comprehensive Income

      The components of accumulated other comprehensive income and changes in such amounts between years are as follows:

	Net Unrealized Appreciation of Investments, Net of Deferred Income Tax	Net Unrealized Currency Translation Loss, Net of Deferred Income Tax	Accumulated Other Comprehensive Income
		(in thousands)
Balance, December 31, 2002	$88,584	$(27,940)	$60,644
Change during year	73,701	(13,575)	60,126

Balance, December 31, 2003	162,285	(41,515)	120,770
Change during year	(1,467)	(24,069)	(25,536)

Balance, December 31, 2004	160,818	(65,584)	95,234
Change during year	(32,500)	(27,005)	(59,505)

Balance, December 31, 2005	$128,318	$(92,589)	$35,729

11. Pension and Incentive Savings Plans

      TRH's employees participate in benefit plans administered by the AIG Group, including a noncontributory defined benefit pension plan and voluntary savings plans (such as a 401(k) plan) which provides for certain matching contributions. A substantial majority of TRH's employees are eligible to participate in these plans. Certain of these plans do not separately identify plan benefits and plan assets attributable to employees of participating companies. In the opinion of management, no material additional liability would accrue to TRH were such plan benefits and plan assets identifiable.

      The charges made to operations for these plans for 2005, 2004 and 2003 were $3,433,000, $3,257,000 and $4,158,000, respectively.

12. Stock Compensation Plans

      (a) Stock Option Plans: In 2000, the Company's Board of Directors adopted, and the stockholders approved, the “Transatlantic Holdings, Inc. 2000 Stock Option Plan” (the 2000 Plan). This plan provides that options may be granted to certain key employees and non-employee directors to purchase a maximum of 2,812,500 shares of the Company's common stock at prices not less than their fair market value at the date of grant. At December 31, 2005, 678,751 shares were reserved for future grants under the 2000 Plan. The 2000 Plan also provides that 25% of the options granted become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. The Company also maintains the “Transatlantic Holdings, Inc. 1995 Stock Option Plan” (the 1995 Plan). The 1995 Plan operates under substantially similar terms to the 2000 Plan. No further options can be granted under the 1995 Plan, although options outstanding continue in force until exercise, expiration or forfeiture. Prior to the 1995 Plan, the Company maintained the “Transatlantic Holdings, Inc. 1990 Stock Option Plan” (the 1990 Plan). No further options can be granted under the 1990 Plan and as of December 31, 2005 no options are outstanding or in force. All data in this footnote have been adjusted, as appropriate, for stock splits.

      In 1994, the Stock Option Plan Committee granted 56,250 options to certain non-employee directors of the Company, who were directors, officers and employees of AIG, to purchase shares of the Company's common stock at $18.13 per share. Such options were granted outside of, but on

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Stock Compensation Plans (Continued)

substantially the same terms and conditions as, the 1990 Plan. During 2004, all such options granted in 1994 were exercised, and none remain outstanding. The impact of these options on the financial statements is not material.

      A summary of the combined status of the 2000 Plan, the 1995 Plan and the 1990 Plan (collectively, the Company Plans) as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,758,327	$51.07	2,714,780	$47.90	2,215,413	$43.78
Granted	291,000	69.95	333,250	60.34	677,000	57.79
Exercised	(346,062)	35.25	(272,114)	30.14	(145,646)	29.51
Forfeited	(44,848)	51.79	(17,589)	60.44	(31,987)	55.91

Outstanding, end of year	2,658,417	55.18	2,758,327	51.07	2,714,780	47.90

Exercisable, end of year	1,766,682	$51.61	1,717,776	$46.13	1,609,482	$40.55

Weighted average fair value of options granted during the year	$21.85		$15.47		$14.27

      The fair value of each option grant is estimated on the date of grant using the “Binomial Option Price Model” with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: expected volatility of 18.5%, 18.1% and 20.0%; risk-free interest rates of 4.5%, 4.1% and 3.6%; and expected lives of 7.9 years, 7.7 years and 6.5 years. An increasing dividend schedule is used in the binomial model based on historical experience.

      The following table summarizes information about the Company Plans' outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$27.38	111,803	0.9 years	$27.38	111,803	$27.38
$38.33 to $40.80	514,067	3.0	39.91	514,067	39.91
$50.80 to $55.70	821,281	6.4	53.08	614,883	52.87
$60.34 to $62.07	676,784	8.4	61.24	282,448	61.47
$69.95 to $72.79	534,482	8.1	71.24	243,481	72.79

$27.38 to $72.79	2,658,417	6.4	55.18	1,766,682	51.61

      (b) 2003 Stock Incentive Plan: In 2003, the Company's Board of Directors adopted and the stockholders approved the “2003 Stock Incentive Plan” (the TRH Stock Incentive Plan). This plan provides that equity-based or equity-related awards with respect to up to a maximum of 625,000 shares of the Company's common stock can be granted to officers, directors, employees, and other individuals as determined by the Company's Board of Directors, except that no award may be made to directors who are not employees of the Company without stockholder approval. Pursuant to the TRH Stock Incentive Plan, no grantee may receive awards covering more than 31,250 shares of the Company's common stock in any one year. During 2005, 2004 and 2003, the Company granted restricted stock units (RSU) as detailed in the following table. With minor exceptions, RSUs will vest on the fourth anniversary of the date of grant for those grantees with continued employment through such date. The Company reserves the right to make payment for the RSUs in shares of common stock or the cash equivalent of the market value of such shares on the date of vesting. At December 31, 2005, there were

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Stock Compensation Plans (Continued)

472,945 shares of common stock reserved for issuance in connection with future grants of awards under the TRH Stock Incentive Plan. All data in this footnote have been adjusted, as appropriate, for stock splits.

      A summary of the status of the TRH Stock Incentive Plan as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below:

	2005		2004		2003
	Number of Shares	Weighted Average Grant Day Fair Value	Number of Shares	Weighted Average Grant Day Fair Value	Number of Shares	Weighted Average Grant Day Fair Value
RSUs outstanding, beginning of year	40,555	$60.69	8,625	$62.07	—	$—
Granted	112,050	69.95	32,430	60.34	8,625	62.07
Exercised	(150)	60.34	—	—	—	—
Forfeited	(550)	60.34	(500)	62.07	—	—

RSUs outstanding, end of year	151,905	67.41	40,555	60.69	8,625	62.07

      (c) 1990 Employee Stock Purchase Plan: In addition, under TRH's 1990 Employee Stock Purchase Plan, as amended, full-time employees with at least one year of employment with the Company or any of its subsidiaries are eligible to receive privileges to purchase shares of the Company's common stock at a price which is 85% of the fair market value of such stock on the date of subscription. An aggregate of 1,406,250 shares of common stock has been authorized for subscription and 3,828 shares were purchased under the plan in 2005.

      Expenses related to total stock compensation expenses, including the Company Plans, the TRH Stock Incentive Plan, the TRH's 1990 Employee Stock Purchase Plan (each discussed above), as well as the SICO Plans (as discussed in Note 13(d)) totaled $9.6 million, $2.9 million and $1.1 million in 2005, 2004 and 2003, respectively. Also, see Note 2(i) for the determination of pro forma net income had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS No. 123 for all outstanding stock compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123).

13. Related Party Transactions

      (a) Transactions with the AIG Group: As of December 31, 2005, 2004 and 2003, AIG beneficially owned approximately 60% of the Company's outstanding shares.

      TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory and cash management services, office space and human resource related activities. Under the guidance of TRH's Finance Committee of the Board of Directors and senior management, certain subsidiaries of AIG act as financial advisors and managers of TRH's investment portfolio. In 2005, 2004 and 2003, $11,500,000, $11,000,000 and $9,100,000, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

      Approximately $575 million (15%), $639 million (15%) and $633 million (17%) of gross premiums written by TRH in 2005, 2004 and 2003, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG, for the production of which TRH paid ceding commissions totaling $122 million, $122 million and $167 million, respectively, in such years. (The amounts discussed in the preceding sentence include transactions with C.V. Starr & Co., Inc. (Starr) as described in Note 13(c).) In 2005, the great majority of such gross premiums written were recorded in the property, other liability, medical malpractice and ocean marine and aviation lines. In 2004, the great majority of such gross premiums written were recorded in the property, other liability, auto liability, medical malpractice and ocean marine and aviation lines. In 2003, the great majority of such gross premiums written were

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Related Party Transactions (Continued)

recorded in the auto liability, property, other liability and ocean marine and aviation lines. Of the premiums assumed from other subsidiaries of AIG, $209 million, $306 million and $294 million in 2005, 2004 and 2003, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that is almost entirely reinsured by TRH by prearrangement, for the production of which TRH paid ceding commissions to such AIG subsidiaries totaling approximately $37 million, $40 million and $83 million, respectively, in such years. (See Note 15 for information relating to reinsurance ceded to related parties.)

      (b) Senior Notes Purchased by AIG Subsidiaries: In December 2005, certain subsidiaries of AIG purchased $450 million aggregate principal amount of the Senior Notes. Such amount comprised 60% of the total amount of the Senior Notes. (See Note 6.)

      (c) Transactions with Starr: Starr owned approximately 1.8% of AIG's outstanding common stock at February 21, 2006 and January 31, 2005 and 2004. Throughout 2005, 2004 and 2003, certain directors of TRH were also stockholders, executive officers or directors of Starr. On January 9, 2006, Starr released a press release indicating that all AIG executives and officers had tendered their shares in Starr pursuant to Starr's tender offer. As of January 9, 2006, no TRH Directors serve as stockholders, executive officers or directors of Starr.

      For 2003, 2004 and through April 3, 2005, Messrs. Greenberg, Matthews and Smith were directors of TRH and also stockholders, executive officers or directors of Starr. On April 4, 2005, Messrs. Greenberg, Matthews and Smith resigned from the Board of Directors of TRH. For 2003, 2004 and 2005 and through approximately January 9, 2006, Messrs. Orlich and Tizzio were also stockholders, executive officers or directors of Starr. From May 19, 2005, when Messrs. Bensinger and Sullivan were elected to the Board of TRH, through approximately January 9, 2006, Messrs. Bensinger and Sullivan were also stockholders, executive officers or directors of Starr.

      Throughout 2005, 2004 and 2003 of Starr's subsidiaries operated as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, produced reinsurance business for TRH. TRH paid commissions to Starr subsidiaries of $11 million, $13 million and $9 million in 2005, 2004 and 2003, respectively, for such reinsurance purchased by subsidiaries of AIG totaling $59 million, $77 million and $46 million, respectively, in such years. From these commissions, Starr is required to pay its operating and acquisition expenses.

      (d) Compensation of Certain TRH Employees from SICO: In 1975, the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consisted of approximately 12% of AIG's outstanding common stock as of February 21, 2006, and which has no direct ownership interest in TRH, decided that a portion of the capital value of SICO (AIG shares or their cash equivalent) should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including TRH. None of the costs of these various benefits provided under the SICO Plan were paid by TRH.

      In May 2005, AIG included, for the first time, in its restated financial statements for 2000 through 2003 and in its financial statements for 2004 (as included in AIG's Annual Report on Form 10-K for the year ended December 31, 2004) adjustments attributable to compensation expense related to past SICO Plans. TRH determined that, as a subsidiary of AIG, it is appropriate to record the compensation expense related to its employees participation in past SICO Plans.

      For the year 2005, TRH recorded compensation expense related to such past SICO Plans of $3.3 million (included in the Consolidated Statement of Operations in Other, net) with a corresponding increase to additional paid-in capital. The tax benefit that TRH expects to realize related to this charge was recorded as a tax benefit in the current year. TRH will continue to record compensation expense and increases to additional paid-in capital related to past SICO Plans in future periods.

      As total SICO compensation expense for each year prior to 2005 would not have been material to any such prior year, TRH also recorded in 2005 the total amount of compensation expense related to

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Related Party Transactions (Continued)

past SICO Plans that would have been recorded in all prior periods through December 31, 2004 as a reduction to retained earnings of $8.3 million, which is net of a tax benefit that TRH expects to realize of $3.0 million. The entire amount of such prior year compensation cost, before tax effect, of $11.3 million, is considered a contribution to capital, and was recorded as an increase to additional paid-in capital.

      In making this determination, TRH evaluated the impact that expense recognition would have had on all prior years to which SICO Plan compensation would have applied. In addition, these amounts have been calculated as variable stock awards, which consider the fair market value of AIG common stock at each measurement date, and would include any distributions made under past SICO Plans. In December 2005, the nature of past SICO Plans changed from variable to fixed in nature, as plan participants no longer have an option to receive the cash equivalent of AIG shares in future distributions. The impact of such change is insignificant to the amount of expense recorded in 2005.

      In addition, during 2005, AIG has initiated a 2005-2006 Deferred Compensation Profit Participation Plan (the AIG Plan) that has been modeled after past SICO Plans and will include certain TRH employees as participants. If share awards are made, pursuant to the AIG Plan terms, TRH will bear the costs related to TRH employees' participation in the AIG Plan and will begin to record compensation expense related to such costs in 2007. Compensation expense related to the AIG Plan is not expected to be material.

14. Dividend Restriction and Statutory Financial Data

      The payment of dividends by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Such dividends are limited by statutory formula unless otherwise approved by the New York Insurance Department. The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31, 2005, TRC had statutory earned surplus of $1,391,527,000, and, in 2006, in accordance with the statutory formula, could pay dividends of approximately $261,800,000 without regulatory approval.

      Statutory surplus and net income as reported to the New York Insurance Department were as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
TRC
Statutory surplus	$2,617,997	$1,944,450	$1,851,187
Statutory net income	17,187	141,830	176,107
Putnam
Statutory surplus	114,219	125,638	127,709
Statutory net income	622	8,479	17,104

      TRC and Putnam each prepare statutory financial statements in accordance with accounting practices prescribed or permitted by New York—their state of domicile. Prescribed statutory accounting practices are discussed in a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as in state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. All material statutory accounting practices of TRC and Putnam are prescribed in the authoritative literature described above. As required by the state of New York, TRC and Putnam use the Codification of Statutory Accounting Principles (Codification) as primary guidance on statutory accounting.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Reinsurance Ceded

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

      Premiums written, premiums earned and losses and LAE incurred are comprised as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Gross premiums assumed(1)	$3,887,663	$4,141,248	$3,637,909

Reinsurance ceded:
Affiliates(2)	94,690	152,791	87,294
Other(3)	326,620	239,183	209,538

	421,310	391,974	296,832

Net premiums written	$3,466,353	$3,749,274	$3,341,077

Gross premiums earned(1)	$3,842,545	$4,031,047	$3,458,352

Reinsurance ceded:
Affiliates(2)	116,850	124,175	81,980
Other(3)	340,701	245,782	205,146

	457,551	369,957	287,126

Net premiums earned	$3,384,994	$3,661,090	$3,171,226

Gross incurred losses and LAE	$3,490,646	$2,969,429	$2,470,038
Reinsured losses and LAE ceded	613,604	214,869	236,591

Net losses and LAE	$2,877,042	$2,754,560	$2,233,447

(1)	Gross premiums assumed and earned includes $72.3 million of reinstatement premiums in 2005 related to catastrophe loss events. Reinstatement premiums were not significant in 2004 and 2003.
(2)	Premiums written and earned that were ceded to affiliates include amounts which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates. Ceded premiums written include $91 million, $138 million and $79 million in 2005, 2004 and 2003, respectively, and ceded premiums earned include $113 million, $109 million and $71 million in 2005, 2004 and 2003, respectively, related to such arrangements.
(3)	Premiums assumed and earned that were ceded to non-affiliates include $133.4 million of reinstatement premiums in 2005 related to catastrophe loss events. Reinstatement premiums were not significant in 2004 and 2003.

      Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balances at December 31, 2005 and 2004 are comprised as follows:

	2005		2004
	Affiliates	Other	Affiliates	Other
	(in thousands)
Paid	$28,683	$52,972	$4,616	$24,296
Unpaid	266,274	1,143,544	267,746	680,076

Total	$294,957	$1,196,516	$272,362	$704,372

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Reinsurance Ceded (Continued)

      Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $13.0 million in both 2005 and 2004. TRH evaluates the financial condition of its retrocessionnaires through a security committee. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds and letters of credit to collateralize these amounts. Such funds and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH.

16. Segment Information

      TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment includes financial data from branches located in the United States other than the Miami branch, as well as stock compensation expense and other general corporate expenses, which are included in the Statement of Operations in Other, net. In addition, the Domestic segment includes assets (primarily investments) purchased with the proceeds of the Senior Notes as well as related net investment income, which amount was not material. Interest expense related to the Senior Notes is also included in the Domestic segment loss before income taxes and amounted to $2.1 million (see Note 6).

      Financial data from the London and Paris branches and from TRZ are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from branches in the Americas, other than those in the United States which underwrite primarily domestic business, (i.e., the Toronto branch and the Miami branch (which serves Latin America and the Caribbean)) and from branches in the Asia Pacific region are grouped as International-Other and represent the aggregation of non-material segments. In each segment, property and casualty reinsurance is provided to insurers and reinsurers on a treaty and facultative basis, through brokers or directly to ceding companies.

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

      While the great majority of premium revenues and assets relate to the regions where particular offices are located, a portion of such amounts are derived from other regions of the world. In addition, two large international brokers, respectively, accounted for non-affiliated business equal to 15% and 15% in 2005, 17% and 14% in 2004 and 16% and 13% in 2003, of consolidated revenues, with a significant portion in each segment.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Segment Information (Continued)

      The following table is a summary of financial data by segment:

	2005	2004	2003
	(in thousands)
Domestic:
Net premiums written(1)	$1,568,318	$1,839,994	$1,840,787
Net premiums earned(1)(2)	1,472,211	1,805,232	1,748,715
Net investment income	219,271	199,695	189,648
Realized net capital gains	35,290	20,251	3,277
Revenues	1,726,772	2,025,178	1,941,640
Net losses and LAE(4)	1,525,340	1,441,873	1,237,875
Underwriting expenses(5)	400,672	483,475	475,844
Underwriting (loss) profit(6)	(430,915)	(110,717)	53,411
(Loss) income before income taxes	(189,698)	104,826	244,055
Assets(8)	8,122,244	6,155,115	5,610,070
International-Europe:
Net premiums written(1)	$1,459,018	$1,513,253	$1,164,521
Net premiums earned(1)(2)	1,493,239	1,494,839	1,106,963
Net investment income	103,922	91,020	67,416
Realized net capital gains (losses)	2,193	(667)	1,277
Revenues(3)	1,599,354	1,585,192	1,175,656
Net losses and LAE(4)	1,089,304	1,043,115	812,642
Underwriting expenses(5)	383,371	378,052	287,540
Underwriting profit(6)	7,624	81,370	23,212
Income before income taxes	115,742	170,677	92,051
Assets(8)	3,341,310	3,577,033	2,426,818
International-Other(7):
Net premiums written(1)	$439,017	$396,027	$335,769
Net premiums earned(1)	419,544	361,019	315,548
Net investment income	20,054	16,071	13,908
Realized net capital gains	2,401	2,597	5,388
Revenues	441,999	379,687	334,844
Net losses and LAE(4)	262,398	269,572	182,930
Underwriting expenses(5)	152,933	121,294	106,821
Underwriting profit (loss)(6)	8,915	(17,495)	31,596
Income before income taxes	27,858	709	50,568
Assets(8)	901,122	873,144	670,870
Consolidated:
Net premiums written(1)	$3,466,353	$3,749,274	$3,341,077
Net premiums earned(1)(2)	3,384,994	3,661,090	3,171,226
Net investment income	343,247	306,786	270,972
Realized net capital gains	39,884	22,181	9,942
Revenues	3,768,125	3,990,057	3,452,140
Net losses and LAE(4)	2,877,042	2,754,560	2,233,447
Underwriting expenses(5)	936,976	982,821	870,205
Underwriting (loss) profit(6)	(414,376)	(46,842)	108,219
(Loss) income before income taxes	(46,098)	276,212	386,674
Assets(8)	12,364,676	10,605,292	8,707,758

(1)	Net ceded reinstatement premiums (which represent additional net costs related to catastrophe losses) totaled $61.1 million (representing $56.2 million from Domestic operations, ($5.1) million from International—Europe and $10.0 million from International—Other) in 2005, which amounts served to reduce (increase) net premiums written and earned. Net ceded reinstatement premiums were not significant in 2004 and 2003.
(2)	Net premiums earned from affiliates approximate $467,400, $488,700 and $533,700 in 2005, 2004 and 2003, respectively, and are included primarily in Domestic and International—Europe.
(3)	Includes revenues from the London, England office of $861,986, $900,328 and $711,876 in 2005, 2004 and 2003, respectively, and revenues from TRZ of $388,422, $383,410 and $270,641 in 2005, 2004 and 2003, respectively.
(footnotes continued on next page)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Segment Information (Continued)

(footnotes continued from previous page)

(4)	Net losses and LAE for 2005 include pre-tax net catastrophe losses of $482.8 million (representing $329.6 million, $124.7 million and $28.5 million from Domestic operations, International—Europe operations and International—Other operations, respectively). Net losses and LAE for 2004 include pre-tax net catastrophe losses of $215.0 million (representing $98.1 million, $26.3 million and $90.6 million from Domestic operations, International—Europe operations and International—Other operations, respectively). There were no significant catastrophe losses occurring in 2003. (See Note 5 of Notes to Consolidated Financial Statements.)
(5)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.
(6)	Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.
(7)	As Hong Kong branch segment data is considered significant to segment data in 2005 only, certain key Hong Kong data elements which are included in International—Other in 2005 are as follows: Revenues—$99.3 million; Income before income taxes—$20.3 million; Assets—$100.9 million.
(8)	As of December 31.

      Net premiums earned by major product line are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Casualty:
Other liability(a)	$830,183	$782,949	$709,629
Auto liability	359,665	624,497	659,522
Medical malpractice	306,548	400,721	322,196
Ocean marine and aviation	301,427	307,088	243,846
Accident and health	166,378	144,997	118,375
Surety and credit	146,587	156,928	129,111
Other	281,998	226,792	193,317

Total casualty	2,392,786	2,643,972	2,375,996

Property:
Fire	484,994	474,224	357,777
Homeowners multiple peril	143,582	166,783	125,299
Auto physical damage	126,585	118,757	119,734
Allied lines	125,871	153,473	97,184
Other	111,176	103,881	95,236

Total property	992,208	1,017,118	795,230

Total	$3,384,994	$3,661,090	$3,171,226

(a)	A majority of the amounts within the other liability line relates to more complex risks such as E&O, D&O and, to a lesser extent, environmental impairment liability.

17. Commitments and Contingent Liabilities

      (a) Legal Proceedings: TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its results of operations, financial position or cash flows.

      Various regulators including the United States Department of Justice (DOJ), the SEC, the Office of the New York State Attorney General (NYAG) and the New York State Department of Insurance (DOI) have been conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions within the industry and at AIG. In connection with these investigations, AIG requested that TRH, as a subsidiary of AIG, review its documents and practices, and TRH has cooperated with AIG in all such requests.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Commitments and Contingent Liabilities (Continued)

      On February 9, 2006, AIG announced that it has reached a resolution of claims and matters under investigation with the DOJ, SEC, NYAG and DOI. AIG stated that the settlements resolve outstanding litigation filed by the SEC, NYAG and DOI against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

      As part of its settlements, AIG has agreed to retain for a period of three years an Independent Consultant who will conduct a review that will include the adequacy of AIG's internal controls over financial reporting and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, will cooperate with the terms of the settlements that are applicable to all subsidiaries of AIG.

      In April 2005, TRH received subpoenas from the Insurance Departments of Florida and Georgia seeking information relating to finite insurance and reinsurance transactions. In addition, TRH has received a subpoena from the Insurance Department of New York seeking information relating to TRC's relationship and transactions with Sunrise Professional Indemnity, Ltd., a foreign reinsurer providing reinsurance to TRC, and Gallagher Healthcare Insurance Services, Inc., a provider of insurance and risk management services to healthcare providers and a wholly owned subsidiary of Arthur J. Gallagher & Co., Inc.

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

      TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. While TRH does not believe that any of these inquiries will have a material impact on TRH's business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH's business or financial results.

      (b) Commercial Commitments: In the normal course of business, TRH has issued letters of credit to ceding companies amounting to $114,349,000. Where TRH provides a letter of credit, it is generally contractually obligated to continue to provide a letter of credit to the ceding company in the future to secure certain reserves and other balances.

      (c) Leases: As of December 31, 2005, the future minimum lease payments (principally for leased office space) under various long-term operating leases were as follows:

(in thousands)
2006	$9,365
2007	9,062
2008	8,973
2009	8,862
2010	6,205
Remaining years after 2010 (from 2011 to 2021)	49,485

Total	$91,952

      Rent expense approximated $8,834,000, $8,605,000 and $8,804,000 in 2005, 2004 and 2003, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Quarterly Financial Information (unaudited)

      The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 2005 and 2004. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations for such periods have been made.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands, except per share data)
Net premiums written	$885,350	$907,470	$883,684	$927,197	$858,175	$987,385	$839,144	$927,222
Net premiums earned	887,913	893,147	861,688	895,504	844,493	940,606	790,900	931,833
Net investment income	84,807	72,048	83,770	72,851	87,566	75,664	87,104	86,223
Realized net capital gains	9,000	7,249	1,921	2,215	13,508	5,029	15,455	7,688
Net income (loss)	89,363	89,653	79,227	87,824	(144,207)	(21,838)	13,527	98,945
Net income (loss) per common share(1):
Basic	1.36	1.37	1.20	1.34	(2.19)	(0.33)	0.21	1.50
Diluted(2)	1.35	1.35	1.20	1.32	(2.19)	(0.33)	0.20	1.50

(1)	Net income (loss) per common share amounts have been retroactively adjusted, as appropriate, to reflect a 5-for-4 split of the common stock in the form of a 25% stock dividend, paid in July 2004.
(2)	As the impact of potential shares for the three-month periods ended September 30, 2005 and 2004 are antidilutive (i.e., reduces the loss per common share) because there is a loss from continuing operations, potential shares are not included in the diluted net loss per common share calculation for those periods.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 2005.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out by TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, of the effectiveness of TRH's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, TRH's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in TRH's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of TRH's fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, TRH's internal control over financial reporting.

      Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information required by this Item concerning directors of the Company and the TRH code of ethics is included in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year (the “2006 Proxy Statement”), in the section captioned “Election of Directors,” and such information is incorporated herein by reference. TRH has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer, that establishes minimum standards of professional responsibility and ethical conduct. This code of ethics is available on TRH's website at http://www.transre.com. If TRH makes any substantive amendments to this code of ethics or grants any waiver from a provision of this code for such persons, TRH will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. Information required by this Item concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned “Directors and Executive Officers of the Registrant.” Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 2006 Proxy Statement under the caption “Election of Directors: 'Ownership of Certain Securities,' ” and such information is incorporated herein by reference.

Item 11. Executive Compensation

      Information required by this Item is included in the 2006 Proxy Statement in the sections captioned “Election of Directors: 'Compensation of Directors and Executive Officers,' 'Compensation Committee Interlocks and Insider Participation' and 'Pension Benefits,' ” and such information is incorporated herein by reference. The sections of the 2006 Proxy Statement captioned “Election of Directors: ' Committee Reports on Executive Compensation' and 'Performance Graph' ” are not incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this Item is included in the 2006 Proxy Statement in the sections captioned “Beneficial Ownership” and “Election of Directors: 'Ownership of Certain Securities,' ” and such information is incorporated herein by reference.

      In addition, summarized information with respect to equity compensation granted by the Company as of December 31, 2005 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,810,322	$52.20	1,151,696
Equity compensation plan not approved by security holders	—	—	—

Total	2,810,322	$52.20	1,151,696

Item 13. Certain Relationships and Related Transactions

      Information required by this Item is included in the 2006 Proxy Statement in the sections captioned “Election of Directors: ‘Compensation Committee Interlocks and Insider Participation,’ ‘Relationship with AIG,’‘AIG Group Reinsurance,’ ‘Certain Transactions with the AIG Group’ and ‘Relationship with SICO and Starr,’ ” and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

      Information required by this item is included in the 2006 Proxy Statement in the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm,” and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a) Financial Statements and Exhibits

1. Financial Statements and Schedules

See accompanying Index to Consolidated Financial Statements in Item 8. Schedules not included in the accompanying index have been omitted because they are not applicable.

2. Exhibits

4.1.5	—	Registration Rights Agreement by and among Transatlantic Holdings, Inc., American International Group, Inc. and Designated Subsidiaries of American International Group, Inc. Dated February 2, 2006.
21.1	—	Subsidiaries of Registrant.
23.1	—	Consent of PricewaterhouseCoopers LLP.
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer.
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer.
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.

See accompanying Exhibit Index for additional Exhibits incorporated by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSATLANTIC HOLDINGS, INC.

By:	/s/ ROBERT F. ORLICH Robert F. Orlich Title: Chairman, President and Chief Executive Officer

March 13, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT F. ORLICH Robert F. Orlich	Chairman, President and Chief Executive Officer (principal executive officer)	March 13, 2006

/s/ STEVEN S. SKALICKY Steven S. Skalicky	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 13, 2006

/s/ JAMES BALOG James Balog	Director	March 13, 2006

/s/ STEVEN J. BENSINGER Steven J. Bensinger	Director	March 13, 2006

/s/ C. FRED BERGSTEN C. Fred Bergsten	Director	March 15, 2006

Tomio Higuchi	Director

/s/ JOHN J. MACKOWSKI John J. Mackowski	Director	March 13, 2006

/s/ MARTIN J. SULLIVAN Martin J. Sullivan	Director	March 13, 2006

/s/ THOMAS R. TIZZIO Thomas R. Tizzio	Director	March 13, 2006

SCHEDULE I

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2005

Type of Investment	Cost or Amortized Cost(1)	Market Value	Amount at Which Shown in the Balance Sheet
	(in thousands)

Fixed maturities:
U.S. Government and government agencies and authorities	$302,963	$303,642	$303,642
States, foreign and domestic municipalities and political subdivisions	5,422,208	5,580,306	5,553,421
Foreign governments	250,769	252,907	252,907
Public utilities	67,216	69,239	69,239
All other corporate	1,357,848	1,376,407	1,376,407

Total fixed maturities	7,401,004	7,582,501	7,555,616

Equities:
Common stocks:
Public utilities	12,679	13,783	13,783
Banks, trust and insurance companies	209,679	220,896	220,896
Industrial, miscellaneous and all other	400,128	418,139	418,139

Total common stocks	622,486	652,818	652,818
Nonredeemable preferred stocks	12,390	12,420	12,420

Total equities	634,876	665,238	665,238

Other invested assets	162,061	172,869	172,869
Short-term investment of funds received under securities loan agreements	606,882	606,882	606,882
Short-term investments	43,112	43,112	43,112

Total investments	$8,847,935	$9,070,602	$9,043,717

(1) Investments in fixed maturities are shown at amortized cost.

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only)
As of December 31, 2005 and 2004

	2005	2004
	(in thousands, except share data)

Assets:
Fixed maturities available for sale, at market value (amortized cost: 2005—$22,071; 2004—$27,026) (pledged, at market value: 2005—$5; 2004—$5)	$22,960	$28,539
Short-term investment of funds received under securities loan agreements	5	6
Cash and cash equivalents	8,126	502
Investment in subsidiaries	3,251,306	2,555,633
Other assets	10,343	1,835
Dividend due from subsidiary	8,000	9,500

Total assets	$3,300,740	$2,596,015

Liabilities:
Payable under securities loan agreements	$5	$6
Dividends payable	8,000	6,500
5.75% senior notes due December 14, 2015:
Affiliates	447,812	—
Other	298,541	—
Accrued liabilities	2,431	2,380

Total liabilities	756,789	8,886

Stockholders' equity:
Preferred Stock	—	—
Common Stock	66,900	66,712
Additional paid-in capital	214,700	191,403
Accumulated other comprehensive income	35,729	95,234
Retained earnings	2,248,541	2,249,393
Treasury Stock, at cost; 2005—988,900; 2004—884,100 shares of common stock	(21,919)	(15,613)

Total stockholders' equity	2,543,951	2,587,129

Total liabilities and stockholders' equity	$3,300,740	$2,596,015

See Notes to Condensed Financial Information of Registrant—(Parent Company Only)

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
STATEMENTS OF OPERATIONS
(Parent Company Only)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)

Revenues:
Net investment income (principally dividends from subsidiary)	$36,561	$28,859	$23,705
Realized net capital gains	246	—	—
Equity in undistributed income of subsidiaries	9,772	229,067	282,013

Total revenues	46,579	257,926	305,718

Expenses:
Operating expenses	10,312	4,410	2,526
Interest on senior notes	2,050	—	—

Total expenses	12,362	4,410	2,526

Income before income taxes	34,217	253,516	303,192
Income taxes (benefits)—current	(3,693)	(1,068)	(452)

Net income	$37,910	$254,584	$303,644

See Notes to Condensed Financial Information of Registrant—(Parent Company Only)

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)

Cash flows from operating activities:
Net income	$37,910	$254,584	$303,644

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(9,772)	(229,067)	(282,013)
Change in dividend due from subsidiary	1,500	(3,750)	(550)
Changes in other assets and accrued liabilities	5,794	2,656	(137)

Total adjustments	(2,478)	(230,161)	(282,700)

Net cash provided by operating activities	35,432	24,423	20,944

Cash flows from investing activities:
Proceeds of fixed maturities sold	5,124	—	—
Proceeds of fixed maturities matured	—	4,835	—
Purchase of fixed maturities	—	(8,650)	(2,148)
Capital contribution to subsidiary	(745,000)	—	—
Net sale (purchase) of short-term investment of funds received under securities loan agreements	1	11,563	(423)

Net cash used in investing activities	(739,875)	7,748	(2,571)

Cash flows from financing activities:
Net funds (disbursed) received under securities loan agreements	(1)	(11,563)	423
Dividends to stockholders	(28,967)	(24,723)	(22,012)
Proceeds from common stock issued	2,651	5,325	3,572
Net proceeds from issuance of senior notes	744,690	—	—
Acquisition of treasury stock	(6,306)	(1,170)	—

Net cash used in financing activities	712,067	(32,131)	(18,017)

Change in cash and cash equivalents	7,624	40	356
Cash and cash equivalents, beginning of year	502	462	106

Cash and cash equivalents, end of year	$8,126	$502	$462

Notes to Condensed Financial Information of Registrant—(Parent Company Only)
(1)	The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.
(2)	Investment in subsidiaries is reflected on the equity method.

SCHEDULE III

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
As of December 31, 2005, 2004 and 2003 and for the Years Then Ended

	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses	Net Commissions and Change in Deferred Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
	(in thousands)
2005
Property-Casualty
Domestic	$112,161	$4,253,194	$569,737	$1,472,211	$219,271	$1,525,340	$345,000	$32,786	$1,568,318
International:
Europe	48,511	2,331,533	261,774	1,493,239	103,922	1,089,304	362,279	34,032	1,459,018
Other	57,037	528,567	250,771	419,544	20,054	262,398	135,523	12,708	439,017

Consolidated	$217,709	$7,113,294	$1,082,282	$3,384,994	$343,247	$2,877,042	$842,802	$79,526	$3,466,353

2004
Property-Casualty
Domestic	$89,276	$3,329,121	$488,500	$1,805,232	$199,695	$1,441,873	$442,034	$32,042	$1,839,994
International:
Europe	61,451	2,103,717	315,619	1,494,839	91,020	1,043,115	341,215	29,139	1,513,253
Other	52,334	508,626	253,146	361,019	16,071	269,572	97,627	11,315	396,027

Consolidated	$203,061	$5,941,464	$1,057,265	$3,661,090	$306,786	$2,754,560	$880,876	$72,496	$3,749,274

2003
Property-Casualty
Domestic	$79,877	$2,823,704	$457,571	$1,748,715	$189,648	$1,237,875	$428,096	$29,333	$1,840,787
International:
Europe	53,755	1,624,365	279,056	1,106,963	67,416	812,642	246,510	24,599	1,164,521
Other	39,980	357,429	180,728	315,548	13,908	182,930	89,429	11,593	335,769

Consolidated	$173,612	$4,805,498	$917,355	$3,171,226	$270,972	$2,233,447	$764,035	$65,525	$3,341,077

SCHEDULE IV

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
REINSURANCE
For the Years Ended December 31, 2005, 2004 and 2003

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)

2005
Premiums written:
Property-Casualty	—	$421,310	$3,887,663	$3,466,353	112%
2004
Premiums written:
Property-Casualty	—	$391,974	$4,141,248	$3,749,274	110%
2003
Premiums written:
Property-Casualty	—	$296,832	$3,637,909	$3,341,077	109%

SCHEDULE VI

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
As of December 31, 2005, 2004 and 2003 and For the Years Then Ended

							Net Losses and Loss Adjustment Expenses Related to
	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Discount if any Deducted	Unearned Premiums	Net Premiums Earned	Net Investment Income	Current Year	Prior Years	Net Commissions and Change in Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
	(in thousands)

2005	$217,709	$7,113,294	—	$1,082,282	$3,384,994	$343,247	$2,608,206	$268,836	$842,802	$2,031,653	$3,466,353
2004	203,061	5,941,464	—	1,057,265	3,661,090	306,786	2,437,178	317,382	880,876	1,868,821	3,749,274
2003	173,612	4,805,498	—	917,355	3,171,226	270,972	1,910,860	322,587	764,035	1,686,417	3,341,077

EXHIBIT INDEX

Exhibit No.		Description	Location
3.1	—	Certificate of Incorporation, as amended through April 19, 1990	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
3.1.1	—	Certificate of Amendment of the Certificate of Incorporation, dated May 25, 1999	Filed as exhibit to the Company's 1999 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.

3.2	—	Amended and Restated By-Laws, as of March 25, 1999	Filed as exhibit to the Company's 1998 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.
4.1	—	Form of Common Stock Certificate	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
4.1.1	—	Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.1.2	—	First Supplemental Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.1.3	—	Underwriting Agreement among Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Transatlantic Holdings, Inc., dated December 7, 2005	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated December 9, 2005, and incorporated herein by reference.
4.1.4	—	Letter Agreement among American International Group, Inc., certain subsidiaries of American International Group, Inc. and Transatlantic Holdings, Inc., dated December 7, 2005	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated December 9, 2005, and incorporated herein by reference.

Exhibit No.			Description	Location
4.1	.5	—	Registration Rights Agreement by and among Transatlantic Holdings, Inc., American International Group, Inc. and Designated Subsidiaries of American International Group, Inc. Dated February 2, 2006	Filed herewith.
10.1		—	Amended and Restated Shareholders Agreement among American Express Company, Gulf Insurance Company, The Lambert Brussels Financial Corporation, Stoneridge Limited, Mavron Ltd., American International Group, Inc., American Home Assurance Company, Metropolitan Life Insurance Company, certain trustees under an Indenture of Trust made by SwissRe Holding Limited, SwissRe Holding Limited, General Re Corporation, Compagnie Financiere et de Reassurance du Groupe AG, Daido Mutual Life Insurance Company, The Nichido Fire and Marine Insurance Company, Limited, Transatlantic Reinsurance Company, and PREINCO Holdings, Inc., dated January 5, 1990	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.2		—	Exclusive Agency Agreement between Transatlantic Reinsurance Company and American Home Assurance Company, dated February 27, 1980	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.3		—	Service and Expense Agreement among PREINCO Holdings, Inc., Putnam Reinsurance Company, and American International Group, Inc. dated July 1, 1986	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.4		—	Service and Expense Agreement between Transatlantic Reinsurance Company and American International Group, Inc., dated December 15, 1977	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.5		—	Investment Management Contract between Transatlantic Reinsurance Company and AIG Global Investors, Inc. dated August 1, 1986	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.

Exhibit No.			Description	Location
10.6		—	Investment Management Contract between Putnam Reinsurance Company and AIG Global Investors, Inc. dated August 1, 1986	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.7		—	Transatlantic Holdings, Inc. 1990 Stock Option Plan*	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.7	.1	—	Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan*	Filed as exhibit to the Company's Registration Statement (File No. 33-41474) and incorporated herein by reference.
10.7	.2	—	Amended Transatlantic Holdings, Inc. 1990 Stock Option Plan*	Filed as exhibit to the Company's 1992 Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1-10545) and incorporated herein by reference.
10.7	.3	—	Transatlantic Holdings, Inc. 1995 Stock Option Plan and form of Director Option Agreement*	Filed as exhibits to the Company's Registration Statement on Form S-8 (File No. 33-99764) and incorporated herein by reference.
10.7	.4	—	Amendment to Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, effective as of December 7, 1995*	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated January 31, 1996, and incorporated herein by reference.
10.7	.5	—	Transatlantic Holdings, Inc. 2000 Stock Option Plan*	Filed as exhibit to the Company's Registration Statement on Form S-8 (File No. 333-50298) and incorporated herein by reference.
10.7	.6	—	Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*	Filed as exhibit to the Company's Registration Statement on Form S-8 (File No. 333-111513) and incorporated herein by reference.
10.7	.7	—	Form of Transatlantic Holdings, Inc. 2000 Stock Option Plan stock option agreement*	Filed as exhibit to the Company's 2004 Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10545) and incorporated herein by reference.

Exhibit No.			Description	Location
10.7	.8	—	Form of Transatlantic Holdings, Inc. 2003 Stock Incentive Plan RSU award agreement*	Filed as exhibit to the Company's 2004 Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10545) and incorporated herein by reference.
10.7	.9	—	Form of American International Group, Inc. 2005/2006 Deferred Compensation Profit Participation Plan for Senior Partners and related form of Senior Partner Award Letter*	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated October 3, 2005, and incorporated herein by reference.
10.7	.10	—	Form of American International Group, Inc. 2005/2006 Deferred Compensation Profit Participation Plan for Partners and related form of Partner Award Letter*	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated October 3, 2005, and incorporated herein by reference.
10.7	.11	—	Form of American International Group, Inc. 2005/2006 Deferred Compensation Profit Participation Plan for Associates and related form of Associate Award Letter*	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated October 3, 2005, and incorporated herein by reference.
10.8		—	Surplus Treaty between American International Group Companies and Transatlantic Reinsurance Company, dated September 29, 1989	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.9		—	Quota Share Reinsurance Treaty among Lexington Insurance Company, Landmark Insurance Company, New Hampshire Insurance Company and Transatlantic Reinsurance Company, dated February 28, 1990	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.10		—	Representative Facultative Insurance Certificate for Casualty Reinsurance Risk (Certificate between National Union Fire Insurance Company of Pittsburgh, Pa. and Transatlantic Reinsurance Company, dated January 9, 1990)	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.

Exhibit No.		Description	Location
10.11	—	Representative Facultative Insurance Certificate for Property Reinsurance Risk (Certificate between American Home Assurance Company and Transatlantic Reinsurance Company, dated March 7, 1990)	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.12	—	Aggregate Excess Treaty between Transatlantic Reinsurance Company and National Union Fire Insurance Company of Pittsburgh, Pa., dated November 15, 1989	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.13	—	Management Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated February 15, 1991	Filed as exhibit to the Company's 1995 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.
10.14	—	Quota Share Reinsurance Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated December 6, 1995	Filed as exhibit to the Company's 1995 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.
21.1	—	Subsidiaries of the registrant	Filed herewith.
23.1	—	Consent of PricewaterhouseCoopers LLP	Filed herewith.
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer	Filed herewith.
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer	Filed herewith.
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer	Provided herewith.
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer	Provided herewith.

* Management compensation plan.