Form 10-Q
period 2006-03-31
TRANSATLANTIC HOLDINGS INC
filed 2006-05-10
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006

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

Large accelerated filer   ☒             Accelerated filer    ☐              Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2006. 65,933,406

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
(unaudited)

	2006	2005

	(in thousands, except share data)
ASSETS
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (market value: 2006-$1,272,146; 2005-$1,284,826)	$1,256,984	$1,257,941
Available for sale, at market value (amortized cost: 2006-$6,377,823; 2005-$6,143,063) (pledged, at market value: 2006-$643,068; 2005-$562,007)	6,461,075	6,297,675
Equities:
Common stocks available for sale, at market value (cost: 2006-$589,793; 2005-$574,362) (pledged, at market value: 2006-$52,090; 2005-$23,054)	625,619	606,325
Common stocks trading, at market value (cost: 2006-$46,842; 2005-$48,124)	47,121	46,493
Nonredeemable preferred stocks available for sale, at market value (cost: 2006-$12,486; 2005-$12,390)	12,492	12,420
Other invested assets	174,434	172,869
Short-term investment of funds received under securities loan agreements	726,049	606,882
Short-term investments, at cost (approximates market value)	50,178	43,112
Cash and cash equivalents	180,397	198,120

Total investments and cash	9,534,349	9,241,837
Accrued investment income	118,527	107,431
Premium balances receivable, net	748,371	782,880
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	240,586	294,957
Other	1,121,584	1,196,516
Deferred acquisition costs	220,845	217,709
Prepaid reinsurance premiums	110,158	61,291
Deferred income taxes	330,237	302,451
Other assets	91,325	159,604

Total assets	$12,515,982	$12,364,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$7,023,069	$7,113,294
Unearned premiums	1,143,594	1,082,282
Payable under securities loan agreements	726,049	606,882
5.75% senior notes due December 14, 2015:
Affiliates	447,853	447,812
Other	298,569	298,541
Other liabilities	285,633	271,914

Total liabilities	9,924,767	9,820,725

Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2006-66,922,306; 2005-66,900,085	66,922	66,900
Additional paid-in capital	217,322	214,700
Accumulated other comprehensive (loss) income	(13,713)	35,729
Retained earnings	2,342,603	2,248,541
Treasury Stock, at cost; 2006-988,900; 2005-988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	2,591,215	2,543,951

Total liabilities and stockholders’ equity	$12,515,982	$12,364,676

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005

	(in thousands, except per share data)

Revenues:
Net premiums written	$914,407	$885,350
(Increase) decrease in net unearned premiums	(6,694)	2,563

Net premiums earned	907,713	887,913
Net investment income	102,321	84,807
Realized net capital gains	5,709	9,000

Total Revenues	1,015,743	981,720

Expenses:
Net losses and loss adjustment expenses	632,907	645,807
Net commissions	223,415	201,433
Other underwriting expenses	20,846	19,607
Increase in deferred acquisition costs	(3,136)	(275)
Interest on senior notes	10,849	—
Other, net	3,060	2,287

Total Expenses	887,941	868,859

Income before income taxes	127,802	112,861
Income taxes	25,829	23,498

Net income	$101,973	$89,363

Net income per common share:
Basic	$1.55	$1.36
Diluted	1.54	1.35

Dividends per common share	0.120	0.100

Weighted average common shares outstanding:
Basic	65,923	65,816
Diluted	66,255	66,232

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

	(in thousands)

Net cash provided by operating activities	$195,804	$183,634

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	114,649	127,315
Proceeds of fixed maturities available for sale redeemed or matured	74,801	68,019
Proceeds of equities available for sale sold	112,098	236,681
Purchase of fixed maturities held to maturity	—	(96,264)
Purchase of fixed maturities available for sale	(407,832)	(279,541)
Purchase of equities available for sale	(117,208)	(245,027)
Net sale (purchase) of other invested assets	2,519	(56,459)
Net purchase of short-term investment of funds received under securities loan agreements	(112,730)	(49,954)
Net (purchase) sale of short-term investments	(7,067)	7,921
Change in other liabilities for securities in course of settlement	16,923	59,201
Other, net	4,217	(229)

Net cash used in investing activities	(319,630)	(228,337)

Cash flows from financing activities:
Net funds received under securities loan agreements	112,730	49,954
Dividends to stockholders	(7,911)	(6,581)
Proceeds from common stock issued	891	1,167
Acquisition of treasury stock	—	(2,327)
Costs related to issuance of senior notes	(558)	—
Other, net	—	(28)

Net cash provided by financing activities	105,152	42,185

Effect of exchange rate changes on cash and cash equivalents	951	(85)

Change in cash and cash equivalents	(17,723)	(2,603)
Cash and cash equivalents, beginning of period	198,120	143,435

Cash and cash equivalents, end of period	$180,397	$140,832

Supplemental cash flow information:
Income taxes (recovered) paid, net	$(39,467)	$(20,069)
Interest paid on senior notes	—	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

	Three Months Ended
	March 31,
	2006	2005

	(in thousands)

Net income	$101,973	$89,363

Other comprehensive loss:
Net unrealized depreciation of investments, net of tax:
Net unrealized holding losses	(60,532)	(63,755)
Deferred income tax benefit on above	21,186	22,315
Reclassification adjustment for gains included in net income	(8,909)	(9,000)
Deferred income tax benefit on above	3,118	3,150

	(45,137)	(47,290)

Net unrealized currency translation loss, net of tax:
Net unrealized currency translation loss	(6,623)	(46,871)
Deferred income tax benefit on above	2,318	16,405

	(4,305)	(30,466)

Other comprehensive loss	(49,442)	(77,756)

Comprehensive income	$52,531	$11,607

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

1.	General

          The condensed consolidated financial statements are unaudited, but have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements include the accounts of Transatlantic Holdings, Inc. (the Company, and collectively with its subsidiaries, TRH) and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform the prior year’s presentation with 2006.

          For further information, refer to the Transatlantic Holdings, Inc. Form 10-K filing for the year ended December 31, 2005.

2.	Net Income Per Common Share

          Net income per common share for the periods presented below has been computed based upon weighted average common shares outstanding.

	Three Months Ended
	March 31,
	2006	2005

	(in thousands, except per share data)

Net income (numerator)	$101,973	$89,363

Weighted average common shares outstanding used in the computation of net income per share:
Average shares issued	66,912	66,720
Less: Average shares in treasury	989	904

Average outstanding shares - basic (denominator)	65,923	65,816
Average potential shares, principally stock options (1)	332	416

Average outstanding shares - diluted (denominator)	66,255	66,232

Net income per common share:
Basic	$1.55	$1.36
Diluted	1.54	1.35

(1)

The three months ended March 31, 2006 excludes the effect of 1.2 million anti-dilutive shares (from a total of 2.8 million potential shares). The three months ended March 31, 2005 excludes the effect of 0.9 million anti-dilutive shares (from a total of 2.8 million potential shares).

3.	Impact of Significant Catastrophe Losses

          There were no significant catastrophe losses for events occurring during the first quarter of 2006.

          Net income for the three month period ended March 31, 2005 includes aggregate estimated significant net pre-tax catastrophe losses of $25.0 million, or $18.8 million after tax, arising principally from European Windstorm Erwin (approximately $18.3 million on a pre-tax basis). First quarter 2005 net catastrophe losses include amounts (approximately $6.7 million on a pre-tax basis) related to net adverse development of 2004 catastrophe losses. The losses recorded for these events represent TRH’s estimate of or net changes in prior estimates of aggregate ultimate losses based upon available information.

4.	Stock-Based Compensation Plans

          Effective January 1, 2006, TRH adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised), “Share-Based Payment” (SFAS No. 123R) utilizing the Modified Prospective Application method. The Modified Prospective Application method entails using a fair-value method of expensing all stock compensation awards granted or modified after the adoption of SFAS No. 123R and the unvested portions of awards granted prior to adoption of SFAS No. 123R. Financial statement amounts for periods prior to January 1, 2006 have not been restated. The impact of adopting SFAS No. 123R was not material to net income, financial condition or cash flows in the first quarter of 2006 (see Note 10).

          At March 31, 2006, TRH had four stock-based compensation plans, the Transatlantic Holdings, Inc. 1995 Stock Option Plan (the 1995 Plan), the Transatlantic Holdings, Inc. 2000 Stock Option Plan (the 2000 Plan and collectively with the 1995 Plan, the Stock Option Plans), the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan (the Stock Incentive Plan) and the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended, (the Stock Purchase Plan). In addition, certain TRH employees participate in past stock-based compensation plans of Starr International Company, Inc. (SICO) and certain American International Group, Inc. (AIG) stock-based compensation plans. Expenses related to stock-based compensation arrangements total $2.3 million and $1.1 million for the first quarter of 2006 and 2005, respectively. Income tax benefits related to stock-based compensation arrangements totaled $0.7 million and $0.3 million for the first quarter of 2006 and 2005, respectively. Total cash received from exercises of stock-based compensation was $0.9 million and $1.2 million during the first quarter of 2006 and 2005, respectively. TRH has not paid out any cash to settle share-based payment awards during the first quarter of 2006 or 2005.

          Had compensation cost been charged to earnings in accordance with the fair-value based method as prescribed in SFAS No. 123R for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS No. 123R), TRH’s net income and net income per common share (on a pro forma basis) for the period indicated would have been as follows:

Three Months Ended
March 31, 2005

(in thousands, except
per share data)
Net income:
As reported	$89,363
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	806
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,056)

Pro forma	$89,113

Net income per common share:
As reported:
Basic	$1.36
Diluted	1.35
Pro forma:
Basic	1.35
Diluted	1.35

4.	Stock-Based Compensation Plans (continued)

(a) Stock Option Plans

          In 2000, the Company’s Board of Directors (the Board) adopted, and the stockholders approved, the 2000 Plan. This plan provides that options to purchase a maximum of 2,812,500 shares of the Company’s common stock at prices not less than their fair market value at the date of grant may be granted to certain key employees and non-employee directors. In the first quarter of 2006, the Board adopted, subject to approval of the stockholders, certain amendments to the 2000 Plan. Such amendments would increase the maximum number of shares available for grant to 3,712,500 shares and increase the maximum number of options which may be granted to any one employee under the plan to 600,000.

          For options granted under the 2000 Plan, in general, 25% of the options become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. Options granted under the 1995 Plan operate under substantially similar terms as options granted under the 2000 Plan. At March 31, 2006, 679,876 shares (or 1,579,876 shares, reflecting the Board approved amendments) were available for future grants under the 2000 Plan. No further options can be granted under the 1995 Plan, although options outstanding continue in force until exercise, expiration or forfeiture. No options were granted in the first quarter of 2006 or 2005.

A summary of the status of the Stock Option Plans as of March 31, 2006 and the changes since January 1, 2006 are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic Value
	of Shares	Price	Life	(in thousands)

Outstanding at January 1, 2006	2,658,417	$55.18
Granted	—	—
Exercised	(21,809)	39.89
Forfeited or expired	(1,125)	72.79

Outstanding at March 31, 2006	2,635,483	$55.30	6.1 years	$17,010

Exercisable at March 31, 2006	1,812,509	$51.78	5.0 years	$16,424

          The aggregate intrinsic value of options exercised (the aggregate amount by which the market price of the Company’s common stock at the time of exercise exceeds the exercise price of options exercised) was $0.5 million and $0.7 million in the first quarter of 2006 and 2005, respectively.

          As of March 31, 2006, there was $10.4 million of total unrecognized compensation costs related to options granted but not yet vested under the 2000 Option Plan. These costs are expected to be recognized over a weighted average period of 2.6 years.

(b)	Stock Incentive Plan

          In 2003, the Board adopted and the stockholders approved the Stock Incentive Plan. This plan provides that equity-based or equity-related awards up to a maximum of 625,000 shares of the Company’s common stock can be granted to officers, directors, employees and other individuals as determined by the Board. No award may be made to directors who are not employees of the Company without stockholder approval. Pursuant to the Stock Incentive Plan, no grantee may receive awards covering more than 31,250 shares of the Company’s common stock in any one year. In the first quarter of 2006, the Board adopted, subject to approval of the stockholders, certain amendments to the Stock Incentive Plan. Such amendments would increase the number of shares available for grant under the Stock Incentive Plan to 925,000, increase the maximum number of awards a grantee may receive in any one year to 60,000 shares and allow for flexibility in determining the vesting terms of grants.

          As of March 31, 2006, there were 472,945 shares of common stock (or 772,945 shares, reflecting the Board approved amendments) available for issuance in connection with future grants of awards under the Stock Incentive Plan.

4.	Stock-Based Compensation Plans (continued)

          No awards were granted under the Stock Incentive Plan in the first quarter of 2006 and 2005. From adoption through March 31, 2006, only restricted stock units (RSU) have been granted by the Company under the Stock Incentive Plan. With minor exceptions, RSUs will vest on the fourth anniversary of the date of grant for those grantees with continued employment through such date. The Company reserves the right to make payment for the RSUs in shares of common stock or the cash equivalent of the market value of such shares on the date of vesting.

          A summary of the status of the RSUs granted under the Stock Incentive Plan as of March 31, 2006 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Grant Day	Contractual	Intrinsic Value
	of Shares	Fair Value	Life	(in thousands)

RSUs outstanding at January 1, 2006	151,905	$67.41
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

RSUs outstanding at March 31, 2006	151,905	$67.41	3.3 years	$8,879

          There were no RSUs vested in the first quarter of 2006 and 2005.

          As of March 31, 2006, there was $7.4 million of total unrecognized compensation costs related to RSUs granted but not yet vested under the Stock Incentive Plan. These costs are expected to be recognized over a weighted average period of 3.4 years.

(c)	Stock Purchase Plan

          Under the Stock Purchase Plan, full-time employees with at least one year of employment with the Company or any of its subsidiaries are eligible to receive privileges to purchase shares of the Company’s common stock at a price which is 85% of the fair market value of such stock on the date of subscription. An aggregate of 1,406,250 shares of common stock has been authorized for subscription. Activity in the Stock Purchase Plan is immaterial in both the first quarter of 2006 and 2005.

(d)	Compensation to Certain TRH Employees from SICO

          In 1975, the voting shareholders and Board of Directors of SICO, a private holding company which has no direct ownership interest in TRH, decided that a portion of the capital value of SICO (AIG shares or their cash equivalent) should be used to provide an incentive plan for current and succeeding management of all American International companies, including TRH. Past SICO Deferred Compensation Profit Participation Plans (the SICO Plans) provided that shares currently held by SICO are held aside for the benefit of participants and distributed upon retirement. None of the costs of the various benefits provided under past SICO Plans were paid by TRH.

          In 2005, AIG included, for the first time, in its restated financial statements for 2000 through 2003 and its financial statements for 2004 (as included in AIG’s Annual Report on Form 10-K for the year ended December 31, 2004), adjustments attributable to compensation expense related to past SICO Plans. TRH then determined that, as a subsidiary of AIG, it was appropriate to record the compensation expense related to its employees’ participation in such plans.

          In the first quarter of 2006 and 2005, compensation expense recorded related to the SICO Plans was insignificant. As of March 31, 2006, there was $10.5 million of total unrecognized compensation costs related to past SICO Plans. These costs are expected to be recognized over a weighted average period of 10.9 years.

4.	Stock-Based Compensation Plans (continued)

(e) Participation of certain TRH employees in AIG stock-based compensation plans

       Certain TRH employees participate in various AIG stock-based compensation plans, including the 2005 – 2006 Deferred Compensation Profit Participation Plan and AIG’s stock purchase plan. Such AIG stock-based compensation plans were not material to TRH in the first quarter of 2006 and 2005.

5.	Reinsurance

Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended
	March 31,
	2006	2005

	(in thousands)

Gross premiums written	$1,046,862	$995,841
Reinsurance premiums ceded	(132,455)	(110,491)

Net premiums written	$914,407	$885,350

Gross premiums earned	$991,301	$984,878
Reinsurance premiums ceded	(83,588)	(96,965)

Net premiums earned	$907,713	$887,913

Gross incurred losses and loss adjustment expenses	$675,532	$642,508
Reinsured losses and loss adjustment expenses ceded	(42,625)	3,299

Net losses and loss adjustment expenses	$632,907	$645,807

6.	Cash Dividends

          In the first quarter of 2006, the Board declared a dividend of $0.12 per common share, or approximately $8.0 million in the aggregate, payable on June 16, 2006.

7.	Segment Information

          The Domestic segment includes financial data from branches located in the United States other than the Miami branch, as well as stock compensation expense and other general corporate revenues and expenses. In addition, assets purchased with the proceeds from the $750 million aggregate principal amount of senior notes and interest expense on such senior notes are reflected in the Domestic segment. Financial data from the London and Paris branches and from Trans Re Zurich are reported in the aggregate as International – Europe and considered as one segment due to operational and regional similarities. Data from branches in the Americas, other than those in the United States which underwrite primarily domestic business, (i.e., the Toronto branch and the Miami branch (which serves Latin America and the Caribbean)) and from branches in the Asia Pacific region are grouped as International – Other and represent the aggregation of non-material segments.

          The following table presents a summary of comparative financial data by segment:

	Three Months Ended
	March 31,
	2006	2005

	(in thousands)
Domestic:
Net premiums written	$446,374	$409,629
Net premiums earned(a)	415,416	394,332
Net investment income	68,987	54,809
Realized net capital gains	7,966	8,532
Revenues	492,369	457,673
Net losses and loss adjustment expenses(b)	329,178	297,494
Underwriting expenses(c)	105,650	94,929
Underwriting (loss) profit(d)	(11,639)	5,430
Income before income taxes	51,217	66,954

International-Europe:
Net premiums written	$353,519	$372,855
Net premiums earned(a)	344,724	380,368
Net investment income	26,710	25,378
Realized net capital (losses) gains	(1,936)	71
Revenues(e)	369,498	405,817
Net losses and loss adjustment expenses(b)	228,523	275,137
Underwriting expenses(c)	98,443	89,258
Underwriting profit(d)	20,526	14,664
Income before income taxes	45,300	39,343

International-Other:
Net premiums written	$114,514	$102,866
Net premiums earned(a)	147,573	113,213
Net investment income	6,624	4,620
Realized net capital (losses) gains	(321)	397
Revenues	153,876	118,230
Net losses and loss adjustment expenses(b)	75,206	73,176
Underwriting expenses(c)	40,168	36,853
Underwriting profit(d)	24,794	1,247
Income before income taxes	31,285	6,564

7.	Segment Information (continued)

	Three Months Ended
	March 31,
	2006	2005

	(in thousands)
Consolidated:
Net premiums written	$914,407	$885,350
Net premiums earned(a)	907,713	887,913
Net investment income	102,321	84,807
Realized net capital gains	5,709	9,000
Revenues(e)	1,015,743	981,720
Net losses and loss adjustment expenses(b)	632,907	645,807
Underwriting expenses(c)	244,261	221,040
Underwriting profit(d)	33,681	21,341
Income before income taxes	127,802	112,861

(a)	Net premiums earned from affiliates approximate $98 million and $101 million for the three months ended March 31, 2006 and 2005, respectively, and are included primarily in Domestic.
(b)

There were no significant catastrophe losses occuring during the first quarter of 2006. Net losses and loss adjustment expenses for the three months ended March 31, 2005 included significant pre-tax net catastrophe losses (including amounts related to net adverse development of 2004 catastrophe losses) of $25.0 million (representing ($0.2) million from Domestic, $9.0 million from International - Europe and $16.2 million from International - Other).

(c)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.
(d)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.
(e)

Revenues from the London, England office totaled $196.1 million and $214.0 million for the three months ended March 31, 2006 and 2005, respectively. Revenues from Trans Re Zurich totaled $84.1 million and $97.2 million for the three months ended March 31, 2006 and 2005, respectively.

8.	Related Party Transactions

(a) Transactions with AIG and its subsidiaries

As of March 31, 2006 and 2005, AIG beneficially owned approximately 60% of Transatlantic Holdings, Inc.’s outstanding common stock.

         Approximately $173.6 million (16.6%) and $151.2 million (15.2%) in the first quarter of 2006 and 2005, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of AIG. (The preceding amounts include transactions with C.V. Starr & Co., Inc. (Starr) as described in Note 8(b).) In the first quarter of 2006, the great majority of such gross premiums written were recorded in the other liability, property and medical malpractice lines. In the first quarter of 2005, the great majority of such gross premiums written were recorded in the other liability, property, medical malpractice, marine and aviation and auto liability lines.

         Of the amounts above, $81.7 million and $67.8 million in the first quarter of 2006 and 2005, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH (of which, $56.3 million and $39.7 million in the first quarter of 2006 and 2005, respectively, were subsequently ceded in an equal amount to other AIG subsidiaries).

8.	Related Party Transactions (continued)

(b) Transactions with Starr

          According to the Schedule 13D filed on March 7, 2006 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc. and the Universal Foundation, Inc., these reporting persons may be deemed to beneficially own 396,124,637 shares of AIG common stock. Based on the shares of AIG common stock outstanding as of January 31, 2006, this ownership represents approximately 15% of the voting stock of AIG. Throughout 2005, certain directors of TRH were also stockholders, executive officers or directors of Starr. In 2006, no TRH directors are stockholders, executive officers or directors of Starr.

          Certain of Starr’s subsidiaries operate as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, have produced reinsurance business for TRH. TRH paid commissions to Starr subsidiaries of $1.9 million and $2.6 million in the first quarter of 2006 and 2005, respectively, for such reinsurance purchased by subsidiaries of AIG totaling $9.4 million and $12.9 million in the first quarter of 2006 and 2005, respectively.

(c) Stock-based compensation

Certain TRH employees participate in past stock-based compensation plans of SICO and certain AIG stock-based compensation plans (see Note 4).

9.	Contingencies

          Various regulators including the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC), the Office of the New York State Attorney General (NYAG) and the New York State Department of Insurance (DOI) have been conducting investigations relating to certain reinsurance transactions within the industry and at AIG. In connection with these investigations, AIG requested that TRH, as a subsidiary of AIG, review its documents and practices, and TRH has cooperated with AIG in all such requests.

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

          As part of its settlements, AIG has agreed to retain for a period of three years an Independent Consultant who will conduct a review that will include the adequacy of AIG’s internal controls over financial reporting and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, will cooperate with the terms of the settlement that are applicable to TRH.

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

          TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. There have been no further inquiries concerning the matters raised by the subpoenas received from the States of Florida, Georgia and Oklahoma. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

10.	Accounting Standards

(a) Change in Accounting Principle

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R and its related interpretive guidance replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share based payment transactions with employees. SFAS No. 123R requires share based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

          As issued by the FASB, SFAS No. 123R would have been effective for TRH in the third quarter of 2005. However, in April 2005, the SEC issued Release No. 34-51558, which delayed the effective date of SFAS No. 123R, which for TRH became the first quarter of 2006.

          On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123 using the prospective method of transition. For the period from January 1, 2003 through December 31, 2005, TRH accounted for share-based payment transactions with employees under SFAS No. 123. Effective January 1, 2006, TRH adopted SFAS No. 123R using the Modified Prospective Application method. The Modified Prospective Application method provides for the recognition of the fair value with respect to stock-based compensation for shares granted or modified on or after January 1, 2006 and for all previously granted but unvested awards as of January 1, 2006. Accordingly, financial statement amounts for the first quarter of 2005 presented in this Form 10-Q have not been restated. The impact of adopting SFAS No. 123R was not material to net income, financial condition or cash flows in the first quarter of 2006. (See Note 4 for a discussion of stock-compensation plans.)

(b) Other Accounting Standards

          In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP No. FAS 115-1). FSP No. FAS 115-1 replaces the measurement and recognition guidance set forth in FASB Emerging Issue Task Force (EITF) Issue No. 03-1 and codifies certain existing guidance on impairment. TRH adopted FSP No. FAS 115-1 in the first quarter of 2006. The adoption of FSP No. 115-1 was not material to net income, financial condition or cash flows in the first quarter of 2006.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          This Quarterly Report on Form 10-Q and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) officers and representatives may from time to time make statements which may constitute “forward-looking statements” within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projects,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “think,” “thinks,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and similar expressions. These statements are not historical facts but instead represent only TRH’s belief regarding future events and financial performance, many of which, by their nature, are inherently uncertain and outside of TRH’s control. These statements may address, among other things, TRH’s strategy and expectations for growth, product development, government and industry regulatory actions, legal matters, market conditions, financial results and reserves, as well as the expected impact on TRH of natural and man-made (e.g., terrorist attacks) catastrophic events and political, economic, legal and social conditions.

          It is possible that TRH’s actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH’s actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions and cyclical industry conditions, credit quality, government, regulatory and accounting policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, legal and regulatory proceedings, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, and the uncertainties inherent in international operations.

          These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors in Part I, Item 1A in the Transatlantic Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I – Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
MARCH 31, 2006

          Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion), Transatlantic Holdings, Inc. and its subsidiaries (TRH) presents its operations in the way it believes will be most meaningful. TRH’s unpaid losses and loss adjustment expenses net of related reinsurance recoverable (net loss reserves) and TRH’s combined ratio and its components are included herein and presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

FINANCIAL STATEMENTS

          The following discussion refers to the consolidated financial statements of TRH as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Notes 4 and 8 of Notes to Condensed Consolidated Financial Statements.)

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

          TRH conducts its business and assesses performance through segments organized along geographic lines. Financial data from branches in the United States that underwrite primarily domestic business, as well as stock compensation expense and general corporate revenues and expenses, are reported in the Domestic segment. In addition, assets purchased with the proceeds from the $750 million aggregate principal amount of senior notes and the interest expense on such senior notes are reflected in the Domestic segment. Data from the London and Paris branches and from TRZ are reported in the aggregate as International – Europe and considered as one segment due to operational and regional similarities. Data from branches in the Americas, other than those in the United States which underwrite primarily domestic business, (i.e., the Toronto branch and the Miami branch (which serves Latin America and the Caribbean)) and from branches in the Asia Pacific region are grouped together as International – Other and represent the aggregation of non-material segments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

          In recent years, casualty lines have comprised approximately 75% of TRH’s net premiums written, while property lines comprised the balance. In addition, treaty reinsurance has totaled approximately 95% of net premiums written in such years, with the balance representing facultative accounts. Moreover, business written by international offices has represented approximately half of the net premiums written in such years. (See OPERATIONAL REVIEW for detailed period to period comparisons of such measures.)

          American International Group, Inc. (AIG), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 60% of the common stock of the Company as of March 31, 2006.

          TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are in fixed maturity securities with an average duration of 4.7 years as of March 31, 2006. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Three Months Ended March 31,			`

	2006	2005	Change

	(dollars in millions)

Revenues	$1,015.7	$981.7	3.5%
Income before income taxes	127.8	112.9	13.2
Net income	102.0	89.4	14.1

          CONSOLIDATED RESULTS AND MARKET CONDITIONS

          Revenues for the first quarter of 2006 increased compared to the same prior year period, principally due to an increase in International – Other and Domestic net premiums earned and consolidated net investment income offset, in part, by a decrease in International – Europe net premiums earned. The increase in International – Other and Domestic net premiums earned resulted, in part, from increased coverage provided as well as recent improvements in pricing, terms and conditions in recent catastrophe-affected lines following the record catastrophe losses in 2005. The increase in International – Other net premiums earned occurred principally in the Miami (serving Latin America and the Caribbean) and, to a lesser extent, Hong Kong offices. The London office and TRZ reported the great majority of the decrease in International – Europe net premiums earned in the first quarter of 2006. Such decrease was due, in part, to changes in foreign currency exchange rates in the first quarter of 2006 compared to the same 2005 quarter. Net investment income increased in the first quarter of 2006 due largely to an increase in fixed maturity investment income. The increase in fixed maturity investment income is due, in part, to the investment of the net proceeds from the issuance of $750 million principal amount of senior notes in the fourth quarter of 2005.

          There were no significant net catastrophe losses occurring in the first quarter of 2006. 2005 first quarter results were significantly affected by net catastrophe losses of $25.0 million, or $18.8 million after tax, primarily resulting from European Windstorm Erwin.

          Income before income taxes and net income increased in the first quarter of 2006 as compared to the same prior year period, principally due to increased net investment income and underwriting profit (loss), offset, in part, by interest expense on TRH’s senior notes. The increased underwriting profit (loss) reflects an improved combined ratio resulting largely from reduced significant net catastrophe losses and lower net adverse development on loss reserves, offset, in part, by higher commission costs in the first quarter of 2006 compared to the first quarter of 2005.

          Underwriting profit (loss) is defined as net premiums earned less net losses and loss adjustment expenses (LAE), net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs. (See OPERATIONAL REVIEW for further discussion.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

          Market conditions were generally softening in property and many casualty lines in 2005 prior to the occurrence of record catastrophe losses in the second half of the year. Pricing, terms and conditions on catastrophe-affected short tail lines of business, such as property and certain marine lines, improved significantly in the United States and, to some degree, outside the United States, after Hurricanes Katrina, Rita and Wilma. The improvements were driven by several factors, including the amount of industry capital consumed by the losses, market-wide adjustments for the failure of traditional property catastrophe models to accurately capture the severity of a Hurricane Katrina type flood loss and the modification of capital adequacy models by certain rating agencies to increase capital charges related to catastrophe exposure. Firming was also observed in certain casualty lines as well, but to a much lesser extent.

          The existence of generally favorable market conditions in many regions and lines of business do not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there is no guarantee that these conditions will remain in effect as TRH cannot predict, with any reasonable certainty, future market conditions.

          Further information related to items discussed in this EXECUTIVE OVERVIEW may be found throughout this Management’s Discussion.

CRITICAL ACCOUNTING ESTIMATES

          This discussion and analysis of financial condition and results of operations are based on TRH’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions, that it believes to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

          TRH believes its most critical accounting estimates are those with respect to loss reserves, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis used in the preparation of TRH’s consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. A discussion of the most critical accounting estimates follow:

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

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

•

Expected loss and LAE ratios for the latest accident years generally reflect the expected loss and LAE ratios from prior accident years adjusted for the loss trend factor (see loss trend factors discussion immediately above), as well as the impact of rate level changes and other quantifiable factors. For certain longer tail lines of business that are typically lower frequency, higher severity classes, such as excess medical malpractice and directors’ and officers’ liability (D&O), expected loss and LAE ratios are often utilized for the last several accident years.

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
MARCH 31, 2006

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

          See discussion of net adverse development on losses occurring in prior years under RESULTS OF OPERATIONS and for discussion about loss and LAE reserves under FINANCIAL CONDITION AND LIQUIDITY.

          PREMIUM REVENUES

          Management must make certain judgments in the determination of premiums written and earned by TRH. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. Generally for excess-of-loss treaty contracts, premiums are recorded as written based on contract terms and are earned ratably over the terms of the related coverages provided. In recent years, treaty contracts have generated approximately 95% of TRH’s premium revenues. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums assumed and reinsurance ceded, respectively, relating to the unexpired terms of such coverages. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

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

OPERATIONAL REVIEW

          RESULTS OF OPERATIONS

          TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e.,net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

	Three Months Ended March 31,

	2006	2005	Change

	(dollars in millions)

Net premiums written	$914.4	$885.4	3.3%
Net premiums earned	907.7	887.9	2.2
Net investment income	102.3	84.8	20.7

          The increase in net premiums written for the first quarter of 2006 compared with the same prior year period resulted largely from increased coverage provided and improved pricing, terms and conditions on catastrophe-affected lines, largely in domestic operations, offset, in part, by the adverse impact of changes in foreign currency exchange rates on international net premiums written. On a worldwide basis, casualty lines business represented 72.5% of net premiums written in the first quarter of 2006 versus 72.4% in the same 2005 period. The balance represented property lines. Treaty business represented 95.9% of net premiums written in the first quarter of 2006 versus 96.2% in the year ago quarter. The balance represented facultative accounts.

          In the first quarter of 2006 as compared to the same period a year ago, the impact of changes in foreign currency exchange rates of certain foreign currencies in which TRH does business compared to the U.S. dollar had the effect of decreasing net premiums written. The following table summarizes the net effect of changes in foreign currency exchange rates on the percentage change in net premiums written in the first quarter of 2006 compared to the same 2005 period:

Three Months Ended March 31,

Increase in orignal currency	5.9%
Foreign exchange effect	(2.6)
Increase as reported in U.S. dollars	3.3%

          Domestic net premiums written increased in the first quarter of 2006 by $36.7 million, or 9.0%, compared to the first quarter of 2005, to $446.4 million. Significant increases in domestic net premiums written were recorded in specialty casualty classes (which include medical malpractice, D&O and errors and omissions liability) and the property line of approximately $47.2 million and $17.0 million, respectively. These increases were partially offset by a significant decrease in the auto liability line of $27.8 million.

          International net premiums written decreased in the first quarter of 2006 by $7.7 million, or 1.6%, compared to the same prior year period, to $468.0 million. London and TRZ experienced the largest declines with decreases of $11.9 million and $7.3 million, respectively, offset, in part, by a significant increase in Miami of $12.6 million. In the first quarter of 2006 compared to the same 2005 quarter, international net premiums written decreased significantly in the auto liability, other liability and property lines with decreases of $23.8 million, $14.8 million and $10.1 million, respectively, partially offset by significant increases in the ocean marine and accident and health (A&H) lines with increases of approximately $13.4 million and $12.2 million, respectively. The overall decrease in international net premiums written includes the adverse impact of changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business as discussed earlier. International business represented 51.2% of worldwide net premiums written for the first quarter of 2006 compared to 53.7% for the respective 2005 period.

          Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written. A significant portion of the increase in ceded premiums written in the first quarter of 2006 compared to the first quarter of 2005 is due to premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

          As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

          Net investment income increased in the first quarter of 2006 as compared to the same prior year period due largely to an increase in fixed maturity investment income. The increase in fixed maturity investment income is due largely to the investment of the net proceeds from issuance of $750 million principal amount senior notes in the fourth quarter of 2005 and the investment of significant positive cash flow from operating activities generated in recent periods. The pre-tax effective yield on investments was 4.4% for the three month period ending March 31, 2006 compared to 4.1%, for the same prior year period. The pre-tax effective yield on investments represents annualized pre-tax net investment income from investments for the periods indicated divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods.

          Pre-tax realized net capital gains totaled $5.7 million and $9.0 million for the first quarter of 2006 and 2005, respectively. Realized capital gains and losses are generally the result of investment dispositions which reflect TRH’s investment and tax planning strategies to maximize after-tax income. In addition, pre-tax realized net capital gains include charges for write-downs related to certain securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. Such charges were insignificant in the first quarter of 2006 and 2005. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in the determination of such write-downs.) In addition, pre-tax realized net capital gains were reduced by net foreign currency transaction losses related to non-functional currencies of $3.2 million.

          The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results, and does not include income from investments. Generally, a combined ratio under 100% indicates an underwriting profit and a combined ratio exceeding 100% indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. The loss and LAE ratio represents net losses and LAE incurred divided by net premiums earned. The underwriting expense ratio represents the sum of net commissions and other underwriting expenses expressed as a percentage of net premiums written. The combined ratio represents the sum of the loss and LAE ratio and the underwriting expense ratio.

          The following table presents loss and LAE ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

	Three Months Ended March 31,

	2006	2005

Consolidated:
Loss and LAE ratio	69.7%	72.7%
Underwriting expense ratio	26.7	25.0
Combined ratio	96.4	97.7

Domestic:
Loss and LAE ratio	79.2%	75.4%
Underwriting expense ratio	23.7	23.2
Combined ratio	102.9	98.6

International:
Loss and LAE ratio	61.7%	70.6%
Underwriting expense ratio	29.6	26.5
Combined ratio	91.3	97.1

          The improvement in the loss and LAE ratio for consolidated TRH in the first quarter of 2006 as compared to the same 2005 period relates to a lower loss and LAE ratio from international operations, offset, in part, by a higher loss and LAE ratio from domestic operations. Two factors in the improvement in the loss and LAE ratio for consolidated TRH are lower net adverse development primarily from domestic operations and lower net pre-tax catastrophe losses from international operations.

          There were no significant catastrophe losses occurring during the first quarter of 2006. The first quarter of 2005 includes net pre-tax catastrophe losses of $25.0 million, of which approximately $18.3 million resulted from European Windstorm Erwin. Such catastrophe losses in the aggregate added (reduced) 2.8%, (0.1%) and 5.1% to the 2005 first quarter combined ratios for consolidated TRH, domestic and international, respectively. (See discussion under SEGMENT RESULTS for the amount of net pre-tax catastrophe losses by segment.)

          While TRH believes that it has taken appropriate steps to manage its exposure to possible future catastrophe losses, the occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses could have a material adverse effect on TRH’s results of operations, liquidity or financial condition. Current techniques and models may not accurately predict the probability of catastrophic events in the future and the extent of the resulting losses. Moreover, one or more catastrophe losses could weaken TRH’s retrocessionnaires and result in an inability of TRH to collect reinsurance recoverables.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

          Consolidated net losses and loss adjustment expenses includes net adverse development related to losses occurring in prior years which, in total, approximated $35 million for the first quarter of 2006. This net adverse development was comprised of approximately $87 million related to losses occurring in 2002 and prior, partially offset by favorable development of approximately $52 million related primarily to losses occurring in 2005. Net adverse development related to losses occurring in prior years totaled approximately $55 million for the first quarter of 2005. The great majority of such development in both the 2006 and 2005 periods relate to domestic operations. For both the 2006 and 2005 periods, significant adverse loss reserve development was related to non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such classes as D&O.

          Additionally, included in the above total net adverse development amounts are amounts related to the net adverse development on significant catastrophe losses occurring in prior years. Such net adverse development for the first quarter of 2006 totaled approximately $10 million, related principally to catastrophe loss events occurring in 2005. For the first quarter of 2005, approximately $7 million of net adverse loss reserve development related to significant catastrophe losses, principally events occurring in 2004.

          The underwriting expense ratio for consolidated TRH increased in the first quarter of 2006 compared to the same 2005 period. Such increase is principally comprised of an increase of 1.7 in the commission expense component. The increase in the commission expense component is due largely to higher commission costs in London, primarily related to pro rata business, and in TRZ.

          Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

          In December 2005, the Company completed a public offering of $750 million principal amount of its 5.75% senior notes due in 2015 (the Senior Notes). The first quarter of 2006 includes interest expense incurred of $10.8 million and interest paid of nil in connection with the Senior Notes.

          Expenses related to stock compensation agreements totaled $2.3 million and $1.1 million in the first quarter of 2006 and 2005, respectively. Such expenses are included mainly in “other, net” in the Consolidated Statements of Operations. “Other, net” also contains general corporate expenses and other miscellaneous expense items.

          Income before income taxes amounted to $127.8 million in the first quarter of 2006 compared to $112.9 million in the first quarter of 2005. The increase in income before income taxes in the 2006 period compared to the amount in the same prior year period was due to higher underwriting profit (loss) and increased net investment income in the 2006 period, offset, in part, by interest expense related to the Senior Notes in the first quarter of 2006.

          Federal and foreign income tax expense of $25.8 million and $23.5 million were recorded in the first quarter of 2006 and 2005, respectively. The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

          The effective tax rates, which represent income taxes divided by income before income taxes, were 20.2% and 20.8% in the first quarter of 2006 and 2005, respectively. For the full year 2005, TRH recognized a tax benefit of $8.8 million on the first quarter 2005 catastrophe losses. However, through the application of the effective tax rate method, TRH recognized only $6.2 million of the tax benefit in the first quarter of 2005. The remaining $2.6 million tax benefit was recognized in the subsequent quarters of 2005.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

          Net income for the first quarter of 2006 was $102.0 million, or $1.54 per common share (diluted), compared to net income of $89.4 million, or $1.35 per common share (diluted), in the 2005 first quarter. Reasons for the changes in the components of net income between periods are as discussed earlier in RESULTS OF OPERATIONS.

          SEGMENT RESULTS

          (a) Domestic:

          Comparing the results for the three month period ended March 31, 2006 with the same prior year period, revenues increased due primarily to increases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS, and increased net investment income. A significant portion of the increase in net investment income is due to the investment of the net proceeds from the issuance of the Senior Notes in the fourth quarter of 2005.

          Income before income taxes decreased in the first quarter of 2006 as compared to the same 2005 period primarily due to a decrease in underwriting profit (loss) and the inclusion of interest expense on the Senior Notes in the 2006 period, offset, in part, by increased net investment income in the 2006 first quarter. The lower underwriting profit (loss) in the 2006 period is due principally to a higher loss and LAE ratio. First quarter 2005 income before income taxes included approximately $0.2 million of net favorable development on 2004 net catastrophe losses.

          (b) International – Europe (London and Paris branches and TRZ):

          Comparing the results for the three month period ended March 31, 2006 with the same prior year period, revenues decreased due primarily to a decrease in net premiums written, net of the change in unearned premiums, with the largest decreases occurring in London and TRZ. The decrease in net premiums written relates largely to the auto liability, other liability and property lines offset, in part, by increases in the ocean marine and A&H lines. The overall decrease in net premiums written was largely the result of the change in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2006 period as compared to the same prior year period.

          Income before income taxes in the first quarter of 2006 increased compared to the same 2005 quarter due primarily to increased underwriting profit (loss). The increase in underwriting profit (loss) in the first quarter of 2006 compared to the comparable 2005 period is due, in large part, to the 2006 period having a lower loss and LAE ratio, partially offset by a higher underwriting expense ratio caused by an increase in the commission expense component. Income before income taxes in the first quarter of 2005 included approximately $18.3 million of net pre-tax catastrophe losses related to European Windstorm Erwin, offset, in part, by approximately $9.3 million of net favorable development on 2004 catastrophe losses recorded in London.

          (c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

          Revenues for the first quarter of 2006 increased compared to the same 2005 quarter due primarily to increased net premiums written, net of the change in unearned premiums, with the largest increases in Miami and, to a lesser extent, Hong Kong. The increase in net premiums written occurred largely in the A&H and other liability lines, offset, in part, by decreases in the auto liability line. The increase in net premiums written was a result, in part, of the change in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2006 period as compared to the same prior year period.

          Income before income taxes in the three month period ended March 31, 2006 increased compared to the comparable 2005 period due to increases in underwriting profit (loss) compared to the same prior year period due primarily to lower net catastrophe losses in the 2006 period. Income before income taxes for the first quarter of 2005 includes approximately $16.2 million of net adverse development on catastrophe losses occurring in 2004.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

FINANCIAL CONDITION AND LIQUIDITY

          As a holding company, the Company's assets consist primarily of the stock of TRC. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company's future cash flows and its ability to make interest payments on the Senior Notes, which will approximate $43 million annually, depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the first quarter of 2006 and 2005, the Company received cash dividends from TRC of $8.0 million and $9.5 million, respectively.

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

          At March 31, 2006, total investments and cash were $9.53 billion compared to $9.24 billion at December 31, 2005. The increase was caused, in large part, by $195.8 million of cash provided by operating activities, $112.7 million of net funds received under securities loan agreements and by an increase of approximately $30 million due to the foreign exchange impact of the weakening U.S. dollar against certain currencies in which the investments are denominated over the first three months of 2006, offset, in part, by a decrease in unrealized appreciation of investments of $69.4 million (see discussion of the change in unrealized appreciation of investments, net of tax, below).

          TRH's fixed maturity investments, approximately 82.5% of total investments as of March 31, 2006, are predominantly investment grade, liquid securities, approximately 94.1% of which will mature in less than 10 years. The duration of the fixed maturity portfolio was 4.7 years as of March 31, 2006. Also as of that date, approximately 7.3% of total investments were in common and nonredeemable preferred stocks, approximately 1.9% of total investments were in other invested assets, consisting of investments in partnerships, approximately 7.8% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.5% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2006 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

          Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. TRH purchases certain fixed maturities which are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. TRH purchases certain common stocks, which are classified as trading, to meet short term investment objectives. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates market value) of the lending agent, an AIG subsidiary, in these transactions. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $643.1 million and $52.1 million, respectively, as of March 31, 2006.

          At March 31, 2006, gross unrealized gains and losses on all fixed maturities (including those held to maturity and carried at amortized cost) amounted to $165.5 million and $67.0 million, respectively. The reduction in gross unrealized gains and the increase in gross unrealized losses on such fixed maturities from December 31, 2005 is due primarily to a slight increase in market interest rates in the first quarter of 2006. At March 31, 2006, gross unrealized gains and losses on equities available for sale amounted to $45.9 million and $10.1 million, respectively.

          As of March 31, 2006, 95.0% of the fixed maturity portfolio was rated Aaa or Aa, an additional 4.8% was also rated investment grade or better, 0.1% was rated below investment grade and 0.1% was not rated. Also, as of March 31, 2006, TRH had no derivative instruments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

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

          At March 31, 2006, unpaid losses and loss adjustment expenses (gross loss reserves) totaled $7.02 billion, a decrease of $90.2 million, or 1.3%, as compared to December 31, 2005. The decrease in gross loss reserves since the end of 2005 is due, principally, to paid losses related to catastrophes occurring in 2005 and paid losses related to certain A&H treaties that by prearrangement were almost entirely reinsured by third parties.

          The components of gross loss reserves as of March 31, 2006 consisted of $4.01 billion of reported amounts (case reserves) and $3.01 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross loss reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

          Also, at March 31, 2006, reinsurance recoverable on gross loss reserves totaled $1.27 billion (which is net of an allowance for uncollectible reinsurance recoverable of approximately $13 million), a decrease of $137.2 million, or 9.7%, from the prior year end. The decrease in reinsurance recoverable on gross loss reserves from year end 2005 is due largely to a reduction in recoverables related to the A&H treaties referenced in the discussion of gross loss reserves.

          Net loss reserves totaled $5.74 billion at March 31, 2006, an increase of $47.0 million, or 0.8%, from the prior year end. The increase in loss reserves includes net adverse loss reserve development of $35 million and the impact of foreign currency exchange rate changes of $25 million. The first quarter of 2006 included paid losses and loss adjustment expenses, net of reinsurance, of approximately $126 million related to net catastrophe losses, principally events occurring in 2005. The 2005 first quarter included paid losses and loss adjustment expenses, net of reinsurance recovered, of approximately $73 million related to net catastrophe losses occurring in 2004. Net loss reserves are charged to income as incurred.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

          An analysis of the change in gross and net loss reserves for the first three months of 2006, with comparable 2005 data, follows:

	Three Months Ended March 31,

	2006	2005

	(in millions)

At beginning of year:
Gross loss reserve	$7,113.3	$5,941.5
Less reinsurance recoverable	(1,422.9)	(960.9)

Net loss reserve	5,690.4	4,980.6

Net losses and LAE incurred (including net adverse development on losses occurring in prior years of: 2006 - $35 million; 2005 - $55 million)	632.9	645.8
Net losses and loss adjustment expenses paid	610.5	568.0
Foreign exchange effect	24.6	3.3

At end of period:
Net loss reserve	5,737.4	5,061.7
Plus reinsurance recoverable	1,285.7	935.3

Gross loss reserve	$7,023.1	$5,997.0

          Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss reserves carried at March 31, 2006 are adequate.

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

          For the first quarter of 2006, TRH's operating cash flow was $195.8 million, an increase of $12.2 million from the same 2005 period. The increase in operating cash flow emanated from domestic sources and included increased net recoveries of income taxes previously paid and increased investment income received.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

          As significant losses from catastrophes occurring in 2005, the September 11, 2001 terrorist attack and Enron reinsurance exposure remain unpaid, TRH expects that payments related to these events will have an adverse impact on operating cash flows in future quarters of 2006 and perhaps thereafter.

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

          Of total consolidated operating cash flows, $66.6 million and $94.2 million were derived from international operations in the first three months of 2006 and 2005, respectively. In each of these periods, London was the most significant source of international operating cash flows.

          TRH believes that its balance of cash and cash equivalents of $180.4 million as of March 31, 2006 and its future cash flows will be sufficient to meet TRH’s cash requirements through the end of 2006 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

          TRH’s operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. (See Part I – Item 3 for further discussion.)

          TRH’s stockholders’ equity totaled $2.59 billion at March 31, 2006, an increase of $47.3 million from year end 2005. The net increase consisted primarily of net income of $102.0 million, partially offset by a decrease in accumulated other comprehensive income of $49.4 million and cash dividends declared of $7.9 million.

          The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized depreciation of investments, net of income taxes, of $45.1 million, and a net unrealized currency translation loss from functional currencies, net of income taxes, of $4.3 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of a decrease of $46.4 million in unrealized appreciation of fixed maturities available for sale, due generally to increases in market interest rates.

          Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the market value of fixed maturities and equities available for sale. Market values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

RECENT ACCOUNTING STANDARDS

          (a) Change in Accounting Principle

          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R and its related interpretive guidance replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share based payment transactions with employees. SFAS No. 123R requires share based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
MARCH 31, 2006

          As issued by the FASB, SFAS No. 123R would have been effective for TRH in the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission issued Release No. 34-51558, which delayed the effective date of SFAS No. 123R, which for TRH became the first quarter of 2006.

          On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123 using the prospective method of transition. For the period from January 1, 2003 through December 31, 2005, TRH accounted for share-based payment transactions with employees under SFAS No. 123. Effective January 1, 2006, TRH adopted SFAS No. 123R using the Modified Prospective Application method. The Modified Prospective Application method provides for the recognition of the fair value with respect to stock-based compensation for shares granted or modified on or after January 1, 2006 and for all previously granted but unvested awards as of January 1, 2006. Accordingly, financial statement amounts for the first quarter of 2005 presented in this Form 10-Q have not been restated. The impact of adopting SFAS No. 123R was not material to net income, financial condition or cash flows in the first quarter of 2006.

          (b) Other Accounting Standards

          In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP No. FAS 115-1). FSP No. FAS 115-1 replaces the measurement and recognition guidance set forth in FASB Emerging Issue Task Force (EITF) Issue No. 03-1 and codifies certain existing guidance on impairment. TRH adopted FSP No. FAS 115-1 in the first quarter of 2006. The adoption of FSP No. 115-1 was not material to net income, financial condition or cash flows in the first quarter of 2006.

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

          TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance, and the Senior Notes. TRH has calculated the VaR for the first three months of 2006 and the year ending December 31, 2005 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

          The following table presents the VaR on a combined basis and of each component of market risk for the three months ended March 31, 2006 and for the year ended December 31, 2005. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

Market Risk
(in millions)

	2006				2005

	As of March 31,	Average	High	Low	As of December 31,	Average	High	Low

Combined	$211	$205	$211	$199	$199	$191	$199	$181
Interest rate	207	206	207	205	205	212	228	205
Equity	42	44	46	42	46	54	65	46
Currency	19	18	19	17	17	15	19	12

Part I – Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

          Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports TRH files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II – Item 1. Legal Proceedings

          Various regulators including the United States Department of Justice (DOJ), the Securities and Exchange Commission (SEC), the Office of the New York State Attorney General (NYAG) and the New York State Department of Insurance (DOI) have been conducting investigations relating to certain reinsurance transactions within the industry and at AIG. In connection with these investigations, AIG requested that TRH, as a subsidiary of AIG, review its documents and practices, and TRH has cooperated with AIG in all such requests.

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

          As part of its settlements, AIG has agreed to retain for a period of three years an Independent Consultant who will conduct a review that will include the adequacy of AIG’s internal controls over financial reporting and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, will cooperate with the terms of the settlement that are applicable to TRH.

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

          TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. There have been no further inquiries concerning the matters raised by the subpoenas received from the States of Florida, Georgia and Oklahoma. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

Part II – Item 1A. Risk Factors

          Included below are risks which could materially affect TRH’s business, results of operations, cash flows or financial condition that have changed since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

A downgrade in the ratings assigned to TRH’s operating subsidiaries could adversely affect TRH’s ability to write new business and may adversely impact TRH’s existing agreements.

          A.M. Best Company (Best), Standard & Poor's (S&P) and Moody's Investors Service (Moody's) are generally considered to be significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. These ratings are subject to periodic review at the discretion of each respective rating agency and may be revised downward or revoked at their sole discretion. Rating agencies also may increase their scrutiny of rated companies, revise their rating standards or take other action. In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer or an affiliated company. Therefore, a downgrade of TRH’s rating may dissuade a ceding company from reinsuring with TRH and may influence a ceding company to reinsure with a competitor of TRH that has a higher financial strength rating.

          Best maintains a financial strength rating of A+ (Superior) and issuer credit ratings of aa- on the Company’s major operating subsidiaries, TRC, Putnam and TRZ. These financial strength ratings represent the second highest rating level and these issuer credit ratings represent the fourth highest rating level. These ratings remain under review with negative implications. Best has stated that the ratings will remain under review with negative implications until AIG’s subsidiaries’ ratings are removed from that status, due to AIG’s approximately 60% ownership of the Company and the level of rating enhancement the Company’s operating subsidiaries continue to receive through their relationship with AIG.

          S&P maintains counterparty credit and insurer financial strength ratings on each of TRC, Putnam and TRZ of AA- (Very Strong). The outlook for these ratings is stable. This rating is the fourth highest rating level.

          Moody’s maintains an insurance financial strength rating of Aa3 (Excellent) on TRC. The outlook for the rating is stable. This rating is the fourth highest rating level.

          An increasingly significant portion of TRH’s reinsurance contracts contain terms that would allow ceding companies to cancel the contract or require collateral to be posted for all or a portion of TRH’s obligations under the contract if TRH is downgraded below a certain rating level, generally A-. When a contract is cancelled on a cut-off basis, for example, the liability of the reinsurer under policies which became effective under the treaty prior to the cancellation date of such treaty ceases with respect to losses resulting from events taking place on and after said cancellation date. Accordingly, unearned premiums on that business as of the cut off date are returned to the ceding company, net of a proportionate share of the original ceding commission. Whether a client would exercise this cancellation right would depend on, among other factors, the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, TRH cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on TRH’s financial condition or future operations, but such effect potentially could be material.

          TRH may secure its obligations under its various reinsurance contracts using trusts and letters of credit. TRH may enter into agreements with ceding companies that require TRH to provide collateral for its obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where TRH’s obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on TRH’s ratings and a downgrade of TRH’s ratings or a failure to achieve a certain rating may increase the amount of collateral TRH is required to provide. TRH may provide the collateral by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to TRH under the reinsurance contract. The amount of collateral TRH is required to provide typically represents all or a portion of the obligations TRH may owe the ceding company, often including estimates made by the ceding company of IBNR claims. Since TRH may be required to provide collateral based on the ceding company’s estimate, TRH may be obligated to provide collateral that exceeds its estimates of the ultimate liability to the ceding company.

          These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances, including TRH’s relationship with AIG. Ratings may also be withdrawn at the request of TRH’s management. Ratings are not a recommendation to buy, sell or hold securities and each rating should be evaluated independently of any other rating.

The current investigations into certain non-traditional, or loss mitigation, insurance products and other legal matters could have a material adverse effect on TRH’s financial condition or results of operations.

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

          As part of its settlements, AIG has agreed to retain for a period of three years an Independent Consultant who will conduct a review that will include the adequacy of AIG’s internal controls over financial reporting and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, will cooperate with the terms of the settlements that are applicable to TRH.

          In April 2005, TRH received subpoenas from the Insurance Departments of Florida and Georgia seeking information relating to finite insurance and reinsurance transactions. In addition, TRH has received a subpoena from the Insurance Department of New York seeking information relating to TRC’s relationship and transactions with Sunrise Professional Indemnity, Ltd., a foreign reinsurer providing reinsurance to TRC, and Gallagher Healthcare Insurance Services, Inc., a provider of insurance and risk management services to healthcare providers and a wholly owned subsidiary of Arthur J. Gallagher & Co., Inc.

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

          TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. There have been no further inquiries concerning the matters raised by the subpoenas received from the States of Florida, Georgia and Oklahoma. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of March 31, 2006, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the first quarter of 2006.

Part II – Item 5. Other Information

          The Company’s Form 8-K filed on April 27, 2006 under Item 2.02, Results of Operations and Financial Condition, which furnished as an exhibit the Company’s First Quarter 2006 Earnings Press Release, contained certain data that has recently been determined by the Company to be incorrect.

          In Balance Sheet Data as of March 31, 2006, total assets were overstated by $14.5 million. Accumulated other comprehensive income of $0.8 million should have been reported as accumulated other comprehensive loss of $13.7 million, and stockholders’ equity was overstated by $14.5 million. In Condensed Cash Flow Data for the three months ended March 31, 2006, net cash provided by operating activities was overstated by $22.8 million and net cash used in investing activities was overstated by $23.6 million. In Comprehensive Income Data for the three months ended March 31, 2006, net unrealized currency translation gain, net of tax, of $10.2 million should have been reported as net unrealized currency translation loss, net of tax, of $4.3 million. As a result, other comprehensive loss would have been increased and comprehensive income would have decreased, each by $14.5 million. All corrected amounts are reflected in this Form 10-Q.

          No changes were required in Statement of Operations Data.

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

Dated: May 10, 2006

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