Form 10-Q
period 2006-06-30
TRANSATLANTIC HOLDINGS INC
filed 2006-08-08
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2006. 65,955,548

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(unaudited)

	2006	2005

	(in thousands, except share data)
ASSETS
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (market value: 2006-$1,253,768; 2005-$1,284,826)	$1,256,009	$1,257,941
Available for sale, at market value (amortized cost: 2006-$6,402,972; 2005-$6,143,063) (pledged, at market value: 2006-$1,425,073; 2005-$562,007)	6,415,940	6,297,675
Equities:
Available for sale, at market value:
Common stocks (cost: 2006-$560,501; 2005-$574,362) (pledged, at market value: 2006-$94,803; 2005-$23,054)	572,861	606,325
Nonredeemable preferred stocks (cost: 2006-$192,516; 2005-$12,390)	191,308	12,420
Trading, at market value, principally common stocks (cost: 2006-$52,570; 2005-$48,124)	52,553	46,493
Other invested assets	175,620	172,869
Short-term investment of funds received under securities loan agreements	1,581,829	606,882
Short-term investments, at cost (approximates market value)	41,659	43,112
Cash and cash equivalents	244,344	198,120

Total investments and cash	10,532,123	9,241,837
Accrued investment income	121,846	107,431
Premium balances receivable, net	684,718	782,880
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	481,671	294,957
Other	1,093,373	1,196,516
Deferred acquisition costs	224,760	217,709
Prepaid reinsurance premiums	110,520	61,291
Deferred income taxes	362,864	302,451
Other assets	109,456	159,604

Total assets	$13,721,331	$12,364,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$7,366,471	$7,113,294
Unearned premiums	1,159,715	1,082,282
Payable under securities loan agreements	1,581,829	606,882
5.75% senior notes due December 14, 2015:
Affiliates	447,894	447,812
Other	298,596	298,541
Other liabilities	227,666	271,914

Total liabilities	11,082,171	9,820,725

Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2006-66,944,448; 2005-66,900,085	66,944	66,900
Additional paid-in capital	220,179	214,700
Accumulated other comprehensive (loss) income	(64,274)	35,729
Retained earnings	2,438,230	2,248,541
Treasury Stock, at cost; 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	2,639,160	2,543,951

Total liabilities and stockholders’ equity	$13,721,331	$12,364,676

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(in thousands, except per share data)

Revenues:
Net premiums written	$913,599	$883,684	$1,828,006	$1,769,034
Increase in net unearned premiums	(4,450)	(21,996)	(11,144)	(19,433)

Net premiums earned	909,149	861,688	1,816,862	1,749,601
Net investment income	107,926	83,770	210,247	168,577
Realized net capital (losses) gains	(1,329)	1,921	4,380	10,921

Total revenues	1,015,746	947,379	2,031,489	1,929,099

Expenses:
Net losses and loss adjustment expenses	618,788	611,706	1,251,695	1,257,513
Net commissions	232,448	217,286	455,863	418,719
Other underwriting expenses	23,437	19,998	44,283	39,605
Increase in deferred acquisition costs	(3,915)	(1,854)	(7,051)	(2,129)
Interest on senior notes	10,851	—	21,700	—
Other, net	2,073	2,761	5,133	5,048

Total expenses	883,682	849,897	1,771,623	1,718,756

Income before income taxes	132,064	97,482	259,866	210,343
Income taxes	27,625	18,255	53,454	41,753

Net income	$104,439	$79,227	$206,412	$168,590

Net income per common share:
Basic	$1.58	$1.20	$3.13	$2.56
Diluted	1.58	1.20	3.12	2.55

Dividends per common share	0.135	0.120	0.255	0.220

Weighted average common shares outstanding:
Basic	65,940	65,837	65,931	65,828
Diluted	66,204	66,144	66,230	66,189

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005

	(in thousands)

Net cash provided by operating activities	$404,443	$331,440

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	366,681	280,499
Proceeds of fixed maturities available for sale redeemed or matured	204,323	138,938
Proceeds of equities available for sale sold	299,247	413,891
Purchase of fixed maturities held to maturity	—	(96,264)
Purchase of fixed maturities available for sale	(735,631)	(622,299)
Purchase of equities available for sale	(448,798)	(431,536)
Net sale (purchase) of other invested assets	4,269	(16,016)
Net (purchase) sale of short-term investment of funds received under securities loan agreements	(945,728)	8,368
Net sale of short-term investments	2,382	12,887
Change in other liabilities for securities in course of settlement	(43,074)	(20,060)
Other, net	4,189	1,580

Net cash used in investing activities	(1,292,140)	(330,012)

Cash flows from financing activities:
Net funds received (disbursed) under securities loan agreements	945,728	(8,368)
Dividends to stockholders	(15,824)	(13,167)
Proceeds from common stock issued	1,434	1,294
Acquisition of treasury stock	—	(3,890)
Costs related to issuance of senior notes	(859)	—
Other, net	(219)	(58)

Net cash provided by (used in) financing activities	930,260	(24,189)

Effect of exchange rate changes on cash and cash equivalents	3,661	(3,300)

Change in cash and cash equivalents	46,224	(26,061)
Cash and cash equivalents, beginning of period	198,120	143,435

Cash and cash equivalents, end of period	$244,344	$117,374

Supplemental cash flow information:
Income taxes paid, net	$17,876	$42,539
Interest paid on senior notes	21,563	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(in thousands)

Net income	$104,439	$79,227	$206,412	$168,590

Other comprehensive (loss) income:
Net unrealized (depreciation) appreciation of investments, net of tax:
Net unrealized holding (losses) gains	(99,271)	95,552	(159,803)	31,797
Deferred income tax benefit (charge) on above	34,745	(33,443)	55,931	(11,128)
Reclassification adjustment for losses (gains) included in net income	4,602	(1,921)	(4,307)	(10,921)
Deferred income tax (benefit) charge on above	(1,611)	672	1,507	3,822

	(61,535)	60,860	(106,672)	13,570

Net unrealized foreign currency translation gain (loss), net of tax:
Net unrealized foreign currency translation gain (loss)	16,883	(5,060)	10,260	(51,931)
Deferred income tax (charge) benefit on above	(5,909)	1,771	(3,591)	18,176

	10,974	(3,289)	6,669	(33,755)

Other comprehensive (loss) income	(50,561)	57,571	(100,003)	(20,185)

Comprehensive income	$53,878	$136,798	$106,409	$148,405

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

1. General

          The condensed consolidated financial statements are unaudited, but have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. As such, these financial statements should be read in conjunction with the audited consolidated financial statements of Transatlantic Holdings, Inc. on Form 10-K for the year ended December 31, 2005. In addition, for further information, refer to the Transatlantic Holdings, Inc. Form 10-Q filing for the quarter ended March 31, 2006.

          These financial statements include the accounts of Transatlantic Holdings, Inc. (the Company, and collectively with its subsidiaries, TRH) and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform the prior year’s presentation with 2006.

2. Net Income Per Common Share

          Net income per common share for the periods presented below has been computed based upon weighted average common shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(in thousands, except per share data)

Net income (numerator)	$104,439	$79,227	$206,412	$168,590

Weighted average common shares outstanding used in the computation of net income per share:
Average shares issued	66,929	66,773	66,920	66,748
Less: Average shares in treasury	989	936	989	920

Average outstanding shares - basic (denominator)	65,940	65,837	65,931	65,828
Average potential shares, principally stock options (a)	264	307	299	361

Average outstanding shares - diluted (denominator)	66,204	66,144	66,230	66,189

Net income per common share:
Basic	$1.58	$1.20	$3.13	$2.56
Diluted	1.58	1.20	3.12	2.55

(a)

The three and six months ended June 30, 2006 exclude the effect of 1.2 million anti-dilutive shares (from a total of 2.8 million potential shares). The three and six months ended June 30, 2005 exclude the effect of 0.9 million and 0.9 million anti-dilutive shares, respectively (from a total of 2.6 million and 2.7 million potential shares, respectively).

3. Impact of Significant Catastrophe Events

          There were no significant net catastrophe costs for events occurring during the first six months of 2006.

          The second quarter of 2005 includes net catastrophe costs of $24.2 million, including $19.1 million of net ceded reinstatement premiums. Net catastrophe costs for the second quarter of 2005 related principally to catastrophes occurring in 2004. The first six months of 2005 includes net catastrophe costs of $49.5 million, including $19.1 million of net ceded reinstatement premiums. Net catastrophe costs for the first six months of 2005 related principally to European Windstorm Erwin (approximately $14.9 million) and to catastrophes occurring in 2004. The costs recorded for these events represent TRH’s estimate of, or net changes in prior estimates of, aggregate ultimate losses based upon available information at that time.

          Net ceded reinstatement premiums serve to reduce net premiums written and earned by such amounts in their respective periods. Reinstatement premiums may arise on assumed and ceded business as a result of contractual provisions found in many excess-of-loss catastrophe reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period.

          A summary of pre-tax net catastrophe costs for the three and six month periods ended June 30, 2006 and 2005 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(in millions)

Domestic	($6.8)	$28.8	$3.6	$28.5

International:
Europe	15.8	6.9	16.8	16.0
Other	(2.9)	(11.5)	(5.7)	5.0

Total International	12.9	(4.6)	11.1	21.0

Total	$6.1	$24.2	$14.7	$49.5

4. Stock-Based Compensation Plans

          Effective January 1, 2006, TRH adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised), “Share-Based Payment” (SFAS No. 123R) utilizing the Modified Prospective Application method. The Modified Prospective Application method entails using a fair-value method of expensing all stock compensation awards granted or modified after the adoption of SFAS No. 123R and the unvested portions of awards granted prior to adoption of SFAS No. 123R. Financial statement amounts for periods prior to January 1, 2006 have not been restated. The impact of adopting SFAS No. 123R was not material to income before income taxes, net income (including per share amounts), financial condition or cash flows in the second quarter or first six months of 2006 (see Note 10).

          At June 30, 2006, TRH had four stock-based compensation plans, the Transatlantic Holdings, Inc. 1995 Stock Option Plan (the 1995 Plan), the Transatlantic Holdings, Inc. 2000 Stock Option Plan, as amended, (the 2000 Plan and collectively with the 1995 Plan, the Stock Option Plans), the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan, as amended, (the Stock Incentive Plan) and the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended (the Stock Purchase Plan). In addition, certain TRH employees participate in past stock-based compensation plans of Starr International Company, Inc. (SICO) and certain American International Group, Inc. (AIG) stock-based compensation plans.

4. Stock-Based Compensation Plans (continued)

          Expenses related to stock-based compensation arrangements totaled $2.6 million and $2.1 million for the second quarter of 2006 and 2005, respectively, and $4.9 million and $3.2 million for the first half of 2006 and 2005, respectively. Income tax benefits related to stock-based compensation arrangements totaled $0.8 million and $0.6 million for the second quarter of 2006 and 2005, respectively, and $1.5 million and $0.9 million for the first half of 2006 and 2005, respectively. Total cash received from exercises of stock-based compensation was $0.5 million and $0.1 million during the second quarter of 2006 and 2005, respectively, and $1.4 million and $1.3 million during the first six months of 2006 and 2005, respectively. TRH has not paid out any cash to settle share-based payment awards during the first six months of 2006 or 2005.

          If TRH had adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) for recognizing compensation expense commencing at the date of grant for awards, the effect would not have been material to net income or basic or diluted earnings per share for the three and six month periods ended June 30, 2005.

          Historically, TRH has settled stock-based compensation exercises through the issuance of new shares.

          (a) Stock Option Plans

          In 2000, the Company’s Board of Directors (the Board) adopted, and the stockholders approved, the 2000 Plan. In 2006, the Board adopted, and the stockholders approved, amendments to the 2000 Plan increasing the maximum number of options which may be granted under the plan to 3,712,500 and increasing the maximum number of options which may be granted to any one employee to 600,000. This plan provides that options to purchase the Company’s common stock may be granted to certain key employees and non-employee directors at prices not less than their fair market value at the date of grant.

          For options granted under the 2000 Plan, in general, 25% of the options become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. Options granted under the 1995 Plan operate under substantially similar terms as options granted under the 2000 Plan. At June 30, 2006, 1,587,876 shares were available for future grants under the 2000 Plan. No further options can be granted under the 1995 Plan, although options outstanding continue in force until exercise, expiration or forfeiture. No options were granted in the first six months of 2006 or 2005.

A summary of the status of the Stock Option Plans as of June 30, 2006 and the changes since January 1, 2006 are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	2,658,417	$55.18
Granted	—	—
Exercised	(46,235)	33.28
Forfeited or expired	(9,123)	70.30

Outstanding at June 30, 2006	2,603,059	$55.52	5.9 years	$12,676

Exercisable at June 30, 2006	1,788,083	$52.11	4.8 years	$12,441

          The aggregate intrinsic value of options exercised (the aggregate amount by which the market price of the Company’s common stock at the time of exercise exceeds the exercise price of options exercised) was $0.7 million and $3.5 million in the second quarter of 2006 and 2005, respectively, and $1.2 million and $4.2 million in the first six months of 2006 and 2005, respectively.

          As of June 30, 2006, there was $8.9 million of total unrecognized compensation costs related to options granted but not yet vested under the 2000 Plan. Compensation expense for options granted under the 2000 Plan is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 2.4 years.

4. Stock-Based Compensation Plans (continued)

          (b) Stock Incentive Plan

          In 2003, the Board adopted, and the stockholders approved, the Stock Incentive Plan. In 2006, the Board adopted, and the stockholders approved, certain amendments which increased the maximum number of shares available for grant under the Stock Incentive Plan to 925,000, increased the maximum number of awards a grantee may receive in any one year to 60,000 and allowed for flexibility in determining the vesting terms of grants. This plan provides that equity-based or equity-related awards can be granted to officers, directors, employees and other individuals as determined by the Board. No award may be made to directors who are not employees of the Company without stockholder approval.

As of June 30, 2006, there were 749,595 shares of common stock available for issuance in connection with future grants of awards under the Stock Incentive Plan.

          From adoption through June 30, 2006, only restricted stock units (RSU) have been granted by the Company under the Stock Incentive Plan. The great majority of RSUs will vest on the fourth anniversary of the date of grant for those grantees with continued employment through such date. The Company reserves the right to make payment for the RSUs in shares of common stock or the cash equivalent of the market value of such shares on the date of vesting.

          The fair value of each RSU grant is estimated on the date of grant based on the closing market price of the Company’s common stock on the date of grant discounted for expected dividends during the vesting period. In the three and six month periods ended June 30, 2006, 23,350 RSUs were granted. The weighted average grant date fair value of the RSUs granted was estimated using the following weighted average assumptions: risk-free interest rate of 5.0%; expected dividend yield of 1.0%. No awards were granted under the Stock Incentive Plan in the first six months of 2005.

A summary of the status of the RSUs granted under the Stock Incentive Plan as of June 30, 2006 and the changes since January 1, 2006 are presented below:

	Number of Shares	Weighted Average Grant Day Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

RSUs outstanding at January 1, 2006	151,905	$67.41
Granted	23,350	55.06
Vested	—	—
Forfeited or expired	—	—

RSUs outstanding at June 30, 2006	175,255	$65.86	3.0 years	$9,797

There were no RSUs vested in the first six months of 2006 and 2005.

          As of June 30, 2006, there was $7.9 million of total unrecognized compensation costs related to RSUs granted but not yet vested under the Stock Incentive Plan. These costs are expected to be recognized over a weighted average period of 3.1 years.

          (c) Stock Purchase Plan

          Under the Stock Purchase Plan, full-time employees with at least one year of employment with the Company or any of its subsidiaries are eligible to receive privileges to purchase shares of the Company’s common stock at a price which is 85% of the fair market value of such stock on the date of subscription. Activity in the Stock Purchase Plan is immaterial in the second quarter and first six months of 2006 and 2005.

4. Stock-Based Compensation Plans (continued)

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

          Compensation expense recorded related to past SICO Plans in the second quarter and first six months of 2006 was $0.4 million and in the second quarter and first six months of 2005 was $1.1 million. As of June 30, 2006, there was $10.2 million of total unrecognized compensation costs related to past SICO Plans. These costs are expected to be recognized over a weighted average period of 10.7 years.

(e) Participation of Certain TRH Employees in AIG Stock-Based Compensation Plans

          Certain TRH employees participate in various AIG stock-based compensation plans, including the 2005 – 2006 Deferred Compensation Profit Participation Plan and AIG’s stock purchase plan. Such AIG stock-based compensation plans were not material to TRH in the second quarter and first six months of 2006 and 2005.

5. Reinsurance

          Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(in thousands)

Gross premiums written	$994,046	$975,669	$2,040,908	$1,971,510
Reinsurance premiums ceded	(80,447)	(91,985)	(212,902)	(202,476)

Net premiums written	$913,599	$883,684	$1,828,006	$1,769,034

Gross premiums earned	$989,234	$965,525	$1,980,535	$1,950,403
Reinsurance premiums ceded	(80,085)	(103,837)	(163,673)	(200,802)

Net premiums earned	$909,149	$861,688	$1,816,862	$1,749,601

Gross incurred losses and loss adjustment expenses	$892,792	$708,563	$1,568,324	$1,351,071
Reinsured losses and loss adjustment expenses ceded	(274,004)	(96,857)	(316,629)	(93,558)

Net losses and loss adjustment expenses	$618,788	$611,706	$1,251,695	$1,257,513

6. Cash Dividends

          In the second quarter of 2006, the Board declared a dividend of $0.135 per common share, or approximately $8.9 million in the aggregate, payable on September 8, 2006.

7. Segment Information

          The Domestic segment includes financial data from branches in the United States that underwrite primarily domestic business, as well as stock compensation expense and other general corporate revenues and expenses. In addition, assets purchased with the proceeds from the $750 million aggregate principal amount of senior notes and interest expense on such senior notes are reflected in the Domestic segment. Financial data from the London and Paris branches and from Trans Re Zurich are reported in the aggregate as International – Europe and considered as one segment due to operational and regional similarities. Data from branches in the Americas, other than those in the United States which underwrite primarily domestic business, (i.e., the Toronto branch and the Miami branch (which serves Latin America and the Caribbean)) and from branches in the Asia Pacific region are grouped as International – Other and represent the aggregation of non-material segments.

          The following table presents a summary of comparative financial data by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(in thousands)
Domestic:
Net premiums written	$443,468	$389,777	$889,842	$799,406
Net premiums earned(a)	428,277	371,417	843,693	765,749
Net investment income	72,560	52,312	141,547	107,121
Realized net capital gains	(5,706)	2,159	2,260	10,691
Revenues	495,131	425,888	987,500	883,561
Net losses and loss adjustment expenses	324,034	299,537	653,212	597,031
Underwriting expenses(b)	119,796	106,161	225,446	201,090
Underwriting (loss) profit(c)(d)	(11,585)	(29,767)	(23,224)	(24,337)
Income before income taxes	42,308	21,544	93,525	88,498

International-Europe:
Net premiums written	$339,137	$383,407	$692,656	$756,262
Net premiums earned(a)	344,470	381,235	689,194	761,603
Net investment income	29,310	26,782	56,020	52,160
Realized net capital (losses) gains	1,175	7	(761)	78
Revenues(e)	374,955	408,024	744,453	813,841
Net losses and loss adjustment expenses	233,176	257,640	461,699	532,777
Underwriting expenses(b)	96,645	95,406	195,088	184,664
Underwriting profit(c)(d)	16,144	25,385	36,670	40,049
Income before income taxes	46,667	52,784	91,967	92,127

International-Other:(f)
Net premiums written	$130,994	$110,500	$245,508	$213,366
Net premiums earned(a)	136,402	109,036	283,975	222,249
Net investment income	6,056	4,676	12,680	9,296
Realized net capital (losses) gains	3,202	(245)	2,881	152
Revenues	145,660	113,467	299,536	231,697
Net losses and loss adjustment expenses	61,578	54,529	136,784	127,705
Underwriting expenses(b)	39,444	35,717	79,612	72,570
Underwriting profit(c)(d)	33,832	18,934	58,626	20,181
Income before income taxes	43,089	23,154	74,374	29,718

7. Segment Information (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(in thousands)
Consolidated:
Net premiums written	$913,599	$883,684	$1,828,006	$1,769,034
Net premiums earned(a)	909,149	861,688	1,816,862	1,749,601
Net investment income	107,926	83,770	210,247	168,577
Realized net capital (losses) gains	(1,329)	1,921	4,380	10,921
Revenues(e)	1,015,746	947,379	2,031,489	1,929,099
Net losses and loss adjustment expenses	618,788	611,706	1,251,695	1,257,513
Underwriting expenses(b)	255,885	237,284	500,146	458,324
Underwriting profit(c)(d)	38,391	14,552	72,072	35,893
Income before income taxes	132,064	97,482	259,866	210,343

(a)

Net premiums earned from affiliates approximate $105 million and $107 million for the three months ended June 30, 2006 and 2005, respectively, and approximate $203 million and $207 million for the six months ended June 30, 2006 and 2005, respectively, and are included mainly in Domestic.

(b)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(c)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(d)	See Footnote 3 for net catastrophe costs by segment.

(e)

Revenues from the London, England office totaled $204.3 million and $210.5 million for the three months ended June 30, 2006 and 2005, respectively, and $400.5 million and $424.6 million for the six months ended June 30, 2006 and 2005, respectively. Revenues from Trans Re Zurich totaled $94.4 million and $97.4 million for the three months ended June 30, 2006 and 2005, respectively, and $178.5 million and $194.5 million for the six months ended June 30, 2006 and 2005, respectively.

(f)

As the Miami branch segment data is considered significant to segment data in the 2006 periods only, certain key Miami data elements which are included in International - Other in the 2006 periods are as follows: Revenues - second quarter $73.2 million; first six months $152.8 million; Income before income taxes - second quarter $19.2 million; first six months $35.9 million. As the Toronto branch segment data is considered significant to segment data in the 2006 periods only, certain key Toronto data elements which are included in International - Other in the 2006 periods are as follows: Revenue - second quarter $28.4 million; first six months $55.0 million; Income before income taxes - second quarter $15.5 million; first six months $23.7 million.

8. Related Party Transactions

          (a) Transactions with AIG and its Subsidiaries

          As of June 30, 2006 and 2005, AIG beneficially owned approximately 60% of Transatlantic Holdings, Inc.’s outstanding common stock.

          Approximately $155.0 million (15.6%) and $158.5 million (16.2%) in the second quarter of 2006 and 2005, respectively, and $328.6 million (16.1%) and $309.7 million (15.7%) in the first six months of 2006 and 2005, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of AIG. (The preceding amounts include transactions with C.V. Starr & Co., Inc. (Starr) as described in Note 8(b).) In the second quarter of 2006, the great majority of such gross premiums written were recorded in the property, other liability and marine and aviation lines. In the first six months of 2006, the great majority of such gross premiums written were recorded in the property, other liability and medical malpractice lines. In the second quarter and first six months of 2005, the great majority of such gross premiums written were recorded in the other liability, property, medical malpractice and marine and aviation lines.

          Of the amounts above, $74.7 million and $60.7 million in the second quarter of 2006 and 2005, respectively, and $156.4 million and $128.5 million in the first six months of 2006 and 2005, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH (of which, $48.0 million and $36.7 million in the second quarter of 2006 and 2005, respectively, and $104.3 million and $76.4 million in the first six months of 2006 and 2005, respectively, were subsequently ceded in an equal amount to other AIG subsidiaries).

8. Related Party Transactions (continued)

(b) Transactions with Starr

          According to the Schedule 13D filed on May 26, 2006 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the Universal Foundation, Inc., these reporting persons may be deemed to beneficially own 393.2 million shares of AIG common stock. Based on the shares of AIG common stock outstanding as of March 31, 2006, this ownership represents approximately 15% of the voting stock of AIG. Throughout 2005, certain directors of TRH were also stockholders, executive officers or directors of Starr. In 2006, no TRH directors are stockholders, executive officers or directors of Starr.

          In the normal course of business, certain of Starr’s subsidiaries operate as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, have produced reinsurance business for TRH. Commissions paid to such Starr subsidiaries are insignificant for the second quarter and first six months of 2006. TRH paid commissions to Starr subsidiaries of $2.5 million and $5.1 million in the second quarter and first six months of 2005, respectively, for such reinsurance purchased by subsidiaries of AIG totaling $18.4 million and $31.3 million for the second quarter and first six months of 2005.

(c) Stock-Based Compensation

Certain TRH employees participate in past stock-based compensation plans of SICO and in certain AIG stock-based compensation plans (see Note 4).

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

          In July 2005, TRH received subpoenas from the Insurance Department of the State of Oklahoma. The subpoenas seek information related to so-called bid rigging or the use of “fictitious quotes” or “inflated quotes” through intermediaries in the placing of insurance for “Insureds” or “Public Entities” domiciled in Oklahoma. The subpoenas also seek information related to the amount of compensation received or paid by TRH to or from any intermediary and charged to the “Insured” or “Public Entity” domiciled in Oklahoma. In May 2006, the Insurance Department of the State of Oklahoma notified TRH that it concluded its examination of TRH’s Oklahoma business without the issuance of an examination report.

9. Contingencies (continued)

          TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. There have been no further inquiries concerning the matters raised by the subpoenas received from the States of Florida and Georgia. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

10. Accounting Standards

(a) Change in Accounting Principle

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R and its related interpretive guidance replaced SFAS No. 123 and supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share-based payment transactions with employees. SFAS No. 123R requires share-based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

          On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123 using the prospective method of transition. For the period from January 1, 2003 through December 31, 2005, TRH accounted for share-based payment transactions with employees under SFAS No. 123. Effective January 1, 2006, TRH adopted SFAS No. 123R using the Modified Prospective Application method. The Modified Prospective Application method provides for the recognition of the fair value with respect to stock-based compensation for shares granted or modified on or after January 1, 2006 and for all previously granted but unvested awards as of January 1, 2006. Accordingly, financial statement amounts for the 2005 periods presented in this Form 10-Q have not been restated. The impact of adopting SFAS No. 123R was not material to income before income taxes, net income (including per share amounts), financial condition or cash flows in the second quarter and first six months of 2006. (See Note 4 for a discussion of stock-compensation plans.)

(b) Other Accounting Standards

          In September 2005, the American Institute of Certified Public Accountants (AICPA) issued, and the FASB cleared, Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The effective date of the implementation guidance is January 1, 2007. TRH is currently assessing the effect of implementing this guidance.

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

          These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors in Part I, Item 1A in the Transatlantic Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005, in Part II, Item 1A of the Transatlantic Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I – Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
JUNE 30, 2006

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

FINANCIAL STATEMENTS

          The following discussion refers to the consolidated financial statements of TRH as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Notes 4 and 8 of Notes to Condensed Consolidated Financial Statements.)

EXECUTIVE OVERVIEW

          The operations of Transatlantic Holdings, Inc. (the Company) are conducted principally by its three major operating subsidiaries – Transatlantic Reinsurance Company (TRC), Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam) – and managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis – structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which, along with catastrophe-exposed property and casualty risks, may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

          TRH conducts its business and assesses performance through segments organized along geographic lines. Financial data from branches in the United States that underwrite primarily domestic business, as well as stock compensation expense and general corporate revenues and expenses, are reported in the Domestic segment. In addition, assets purchased with the proceeds from the $750 million aggregate principal amount of senior notes (issued in December 2005), related investment returns and the interest expense on such senior notes are reflected in the Domestic segment. Data from the London and Paris branches and from TRZ are reported in the aggregate as International – Europe and considered as one segment due to operational and regional similarities. Data from branches in the Americas, other than those in the United States which underwrite primarily domestic business, (i.e., the Toronto branch and the Miami branch (which serves Latin America and the Caribbean)) and from branches in the Asia Pacific region are grouped together as International – Other and represent the aggregation of non-material segments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          In recent periods, casualty lines have comprised approximately 70% of TRH’s net premiums written, while property lines comprised the balance. In addition, treaty reinsurance has totaled approximately 95% of net premiums written in such years, with the balance representing facultative accounts. Moreover, business written by international branches has represented approximately half of net premiums written in such years. (See OPERATIONAL REVIEW for detailed period to period comparisons of such measures.)

          American International Group, Inc. (AIG), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 60% of the common stock of the Company as of June 30, 2006.

          TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are in fixed maturity securities with an average duration of 5.8 years as of June 30, 2006. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

	2006	2005	Change	2006	2005	Change

	(dollars in millions)
Revenues	$1,015.7	$947.4	7.2%	$2,031.5	$1,929.1	5.3%
Income before income taxes	132.1	97.5	35.5	259.9	210.3	23.5
Net income	104.4	79.2	31.8	206.4	168.6	22.4

          CONSOLIDATED RESULTS AND MARKET CONDITIONS

          Revenues for the second quarter and first six months of 2006 increased compared to the same prior year periods, principally due to an increase in Domestic and International – Other net premiums earned and consolidated net investment income offset, in part, by a decrease in International – Europe net premiums earned. The increase in International – Other net premiums earned occurred principally in the Miami (serving Latin America and the Caribbean) and, to lesser extents, in the Hong Kong and Toronto branches. The Paris branch reported the great majority of the decrease in International – Europe net premiums earned in the second quarter of 2006. The Paris and London branches reported the great majority of the decrease in International – Europe net premiums earned in the first six months of 2006. Such decrease in International - Europe was due, in part, to changes in foreign currency exchange rates. Net investment income increased in the second quarter and first six months of 2006 due largely to an increase in fixed maturity investment income and, to a lesser extent, to an increase in partnership income. The increase in fixed maturity investment income was a result of investment returns from continued positive operating cash flow and the investment of the net proceeds from the issuance of $750 million principal amount senior notes in December 2005.

          There were no significant net catastrophe costs for events occurring in the first six months of 2006. The second quarter of 2005 includes net catastrophe costs of $24.2 million, including $19.1 million of net ceded reinstatement premiums. The first half of 2005 includes net catastrophe costs of $49.5 million, including $19.1 million of net ceded reinstatement premiums. Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in many excess-of-loss catastrophe contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          Income before income taxes and net income increased in the second quarter and first half of 2006 as compared to the same prior year periods principally due to increased net investment income and underwriting profit (loss), offset, in part, by interest expense on TRH’s senior notes. The reasons for the increase in net investment income are as discussed earlier. The increased underwriting profit (loss) in the 2006 periods reflect an improved combined ratio resulting largely from reduced significant net catastrophe costs and lower net adverse loss reserve development, offset, in part, by higher commission costs. In the second quarter and first six months of 2006 as compared to the same year ago periods, decreases in net catastrophe costs and lower net adverse loss reserve development in the aggregate increased underwriting profit (loss) by approximately $24.6 million and $64.4 million, respectively.

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

          In 2006, market conditions continued to improve in the property sector, most significantly in catastrophe-affected areas. Improvements in the property sector were more significant domestically. Casualty rates have remained flat or have shown some weakness domestically, while internationally, casualty rates have weakened more meaningfully from their recent peaks. In addition, in certain cases increased ceding company retentions served to mitigate premium growth in 2006.

          The existence of favorable market conditions in certain regions and lines of business do not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there is no guarantee that these conditions will remain in effect as TRH cannot predict, with any reasonable certainty, future market conditions.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          LOSS RESERVES

          Estimates of loss reserves take into account TRH’s assumptions with respect to many factors that will affect ultimate loss costs but are not yet known. The ultimate process by which actual carried reserves are determined considers not only actuarial estimates but a myriad of other factors. Such factors, both internal and external, which contribute to the variability and unpredictability of loss costs, include trends related to jury awards, social inflation, medical inflation, worldwide economic conditions, tort reforms, court interpretations of coverages, the regulatory environment, underlying policy pricing, terms and conditions and claims handling, among others. In addition, information gathered through underwriting and claims audits are also considered. To the extent that these assumptions underlying the loss reserve estimates are significantly incorrect, ultimate losses may be materially different from the estimates included in the financial statements and may materially affect net income. The impact of those differences is reflected in the period they become known.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

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

OPERATIONAL REVIEW

          RESULTS OF OPERATIONS

          TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

	2006	2005	Change	2006	2005	Change

	(dollars in millions)

Net premiums written	$913.6	$883.7	3.4%	$1,828.0	$1,769.0	3.3%
Net premiums earned	909.1	861.7	5.5	1,816.9	1,749.6	3.8
Net investment income	107.9	83.8	28.8	210.2	168.6	24.7

          The increase in net premiums written for the second quarter and first six months of 2006 compared with the same prior year periods occurred in Domestic and, to a lesser extent, International – Other operations offset, in part, by decreased net premiums written from International – Europe. The increase in the six month period was also partially offset by the adverse impact of changes in foreign currency exchange rates on international net premiums written. On a worldwide basis, casualty lines business represented 71.6% of net premiums written in the six months ended June 30, 2006 versus 70.0% in the same 2005 period. The balance represented property lines. Treaty business represented 95.6% of net premiums written in the first six months of 2006 versus 95.7% in the year ago period. The balance represented facultative accounts.

          The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the second quarter and first half of 2006 compared to the same 2005 periods:

	Three Months Ended June 30	Six Months Ended June 30

Increase in orignal currency	2.7%	4.3%
Foreign exchange effect	0.7	(1.0)
Increase as reported in U.S. dollars	3.4	3.3

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          Domestic net premiums written increased in the second quarter of 2006 by $53.7 million, or 13.8%, compared to the second quarter of 2005, to $443.5 million. Significant increases in domestic net premiums written were recorded in the auto liability ($34.1 million), accident and health (A&H) ($21.2 million), property ($13.8 million) and other liability ($11.7 million) lines. These increases were offset, in part, by a significant decrease in the medical malpractice ($24.1 million) line. Domestic net premiums written increased in the first six months of 2006 by $90.4 million, or 11.3%, compared to the same prior year period, to $889.8 million. Significant increases in net premiums written were recorded in the other liability ($41.5 million), property ($30.9 million) and A&H ($11.6 million) lines along with relatively minor increases spread among several other lines. These increases were partially offset by a significant decrease in the ocean marine and aviation ($14.3 million) lines.

          International net premiums written decreased in the second quarter of 2006 by $23.8 million, or 4.8%, compared to the same prior year period, to $470.1 million. The Paris branch, TRZ and the London branch experienced the largest declines with decreases of $23.8 million, $10.4 million and $10.1 million, respectively, offset, in part, by a significant increase in the Miami branch of $11.9 million. In the second quarter of 2006 compared to the same 2005 quarter, international net premiums written decreased significantly in the property ($32.5 million) and auto liability ($25.8 million) lines, partially offset by significant increases in the medical malpractice ($9.8 million) line and relatively minor increases spread among several other lines. International net premiums written decreased in the first six months of 2006 by $31.5 million, or 3.2%, compared to the same prior year period, to $938.2 million. The Paris and London branches and TRZ experienced the largest declines with decreases of $23.9 million, $22.0 million and $17.7 million, respectively, offset, in part, by a significant increase in the Miami branch of $24.5 million. In the first six months of 2006 compared to the same 2005 period, international net premiums written decreased significantly in the auto liability ($49.6 million), property ($42.6 million) and other liability ($13.2 million) lines, partially offset by significant increases in the A&H ($18.9 million), ocean marine ($17.9 million) and medical malpractice ($10.7 million) lines along with relatively minor increases spread among several other lines. The overall change in international net premiums written in the three and six month periods include the impact of changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business as discussed earlier. International business represented 51.3% of worldwide net premiums written for the first six months of 2006 compared to 54.8% for the respective 2005 period.

          Net reinstatement premiums were not significant in the second quarter or first six months of 2006. Net premiums written and earned in the second quarter and first six months of 2005 include net ceded reinstatement premiums related to catastrophe losses from 2004 of $19.1 million.

          Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written, except as discussed earlier as regards reinstatement premiums. A significant portion of the decrease in ceded premiums written in the second quarter of 2006 compared to the same 2005 period is due to a reduction in ceded reinstatement premiums related to prior year catastrophes, partially offset by increases in premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates. A significant portion of the increase in ceded premiums written in the first six months of 2006 compared to the same 2005 period is due to an increase in premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates, partially offset by the aforementioned reduction in ceded reinstatement premiums related to prior year catastrophes.

          As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          Net investment income increased in the second quarter and first six months of 2006 as compared to the same prior year periods due generally to investment returns from continued positive operating cash flow, the investment of the net proceeds from issuance of $750 million principal amount senior notes in December 2005 and increases in partnership income. The components of net investment income for the periods indicated are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(in millions)
Fixed maturities	$87.6	$74.5	$173.3	$147.5
Equities	9.5	7.5	15.3	14.0
Other invested assets (principally partnerships)	8.6	0.8	18.2	7.3
Other	5.2	2.8	9.2	4.7

Total investment income	110.9	85.6	216.0	173.5
Investment expenses	3.0	1.8	5.8	4.9

Net investment income	$107.9	$83.8	$210.2	$168.6

          The pre-tax effective yield on investments was 4.3% for the three and six month periods ending June 30, 2006 compared to 4.0% for the same prior year periods. The pre-tax effective yield on investments represents annualized pre-tax net investment income for the periods indicated divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods.

          Realized net capital (losses) gains totaled ($1.3) million and $1.9 million for the second quarter of 2006 and 2005, respectively. Realized net capital gains totaled $4.4 million and $10.9 million for the first six months of 2006 and 2005, respectively. Realized capital gains and losses include investment dispositions, which reflect TRH’s investment and tax planning strategies to maximize after-tax income, and write-downs of securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. There were no such write-downs in the second quarter of 2006 and 2005. Such charges were insignificant in the first half of 2006 and 2005. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in the determination of such write-downs.) In addition, realized net capital (losses) gains in the second quarter and first six months of 2006 were increased by net foreign currency transaction gains related to non-functional currencies of $3.3 million and $0.1 million, respectively.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          The following table presents loss and LAE ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Consolidated:
Loss and LAE ratio	68.1%	71.0%	68.9%	71.9%
Underwriting expense ratio	28.0	26.8	27.4	25.9
Combined ratio	96.1	97.8	96.3	97.8

Domestic:
Loss and LAE ratio	75.7%	80.7%	77.4%	78.0%
Underwriting expense ratio	27.0	27.2	25.4	25.1
Combined ratio	102.7	107.9	102.8	103.1

International:
Loss and LAE ratio	61.3%	63.7%	61.5%	67.2%
Underwriting expense ratio	28.9	26.5	29.3	26.5
Combined ratio	90.2	90.2	90.8	93.7

          The improvement in the loss and LAE ratio for consolidated TRH in the second quarter and first six months of 2006 as compared to the same 2005 periods relates to a lower loss and LAE ratio from international and domestic operations. Two factors in the improvement in the loss and LAE ratio for consolidated TRH are lower net adverse development, primarily from domestic operations, and lower net catastrophe costs.

          There were no significant net catastrophe costs for events occurring during the first six months of 2006. The second quarter and first six months of 2005 includes net catastrophe costs of $24.2 million and $49.5 million, respectively. Such net catastrophe costs included net ceded reinstatement premiums of $19.1 million in the second quarter and first six months of 2005. Additionally, European Windstorm Erwin accounted for approximately $14.9 million of the aforementioned total net catastrophe costs in the first six months of 2005. Net catastrophe costs in the aggregate added (reduced) 0.7%, (1.6)% and 2.7% to the second quarter of 2006 and 0.8%, 0.4% and 1.2% to the first six months of 2006 combined ratios for consolidated, domestic and international, respectively. Net catastrophe costs in the aggregate added (reduced) 2.7%, 7.7% and (1.2%) to the second quarter of 2005 and 2.8%, 3.7% and 2.0% to the first six months of 2005 combined ratios for consolidated TRH, domestic and international, respectively. (See discussion under Note 3 of Notes to Condensed Consolidated Financial Statements for the amounts of net catastrophe costs by segment.)

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
JUNE 30, 2006

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

          Consolidated net losses and LAE includes net adverse development related to losses occurring in prior years which, in total, approximated $30 million and $65 million for the second quarter and first six months of 2006, respectively. The net adverse loss reserve development for the first six months of 2006 was comprised of approximately $140 million related to losses occurring in 2002 and prior, partially offset by favorable development of approximately $75 million related primarily to losses occurring in 2005. Net adverse development related to losses occurring in prior years totaled approximately $35 million and $90 million for the three and six month periods ended June 30, 2005, respectively. The great majority of such development in both the 2006 and 2005 periods relates to domestic operations. For both the 2006 and 2005 periods, significant adverse loss reserve development was related to non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such classes as D&O.

          Additionally, included in the above total net adverse development amounts are amounts related to the net adverse development on significant catastrophe losses occurring in prior years, a component of net catastrophe costs. Such net adverse development for the three and six months ended June 30, 2006 totaled approximately $10 million and $20 million, respectively, related principally to catastrophe loss events occurring in 2005. For the second quarter and first half of 2005, approximately $8 million and $15 million, respectively, of net adverse loss reserve development related to significant catastrophe losses, principally related to events occurring in 2004.

          The main reason for the increase in gross and ceded losses and LAE incurred in the three and six month periods ended June 30, 2006 compared to the same prior year periods is the increase in losses and LAE incurred related to business assumed from an affiliate which, by prearrangement with TRH, was then ceded in an equal amount to other affiliates.

          The underwriting expense ratio for consolidated TRH increased in the second quarter and first six months of 2006 compared to the same 2005 periods. The increase in the second quarter is comprised of an increase of 0.9% in the commission expense component and an increase of 0.3% in the other underwriting expense component. The increase in the first six months is principally comprised of an increase of 1.3% in the commission expense component and an increase of 0.2% in the other underwriting expense component. The increases in the commission expense component are due largely to higher commission costs from London operations, primarily related to pro rata business.

          Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

          In December 2005, the Company completed a public offering of $750 million principal amount of its 5.75% senior notes due in 2015 (the Senior Notes). The second quarter and first half of 2006 includes interest expense incurred of $10.9 million and $21.7 million, respectively, and interest paid of $21.6 million in connection with the Senior Notes.

          Expenses related to stock compensation agreements totaled $2.6 million and $2.1 million in the second quarter of 2006 and 2005, respectively, and $4.9 million and $3.2 million for the first six months of 2006 and 2005, respectively. The majority of such expenses are in “other, net” in the Consolidated Statements of Operations. “Other, net” also contains general corporate expenses and other miscellaneous items.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          Income before income taxes amounted to $132.1 million and $259.9 million for the three and six months ended June 30, 2006, respectively, compared to $97.5 million and $210.3 million in the same 2005 periods. The increases in income before income taxes in the 2006 periods compared to the amounts in the same prior year periods were due to increased net investment income and higher underwriting profit (loss) in the 2006 periods, offset, in part, by interest expense related to the Senior Notes in the 2006 periods. In the second quarter and first six months of 2006 as compared to the same year ago periods, the higher underwriting profit (loss) was due, in part, to decreases in net catastrophe costs and lower net adverse loss reserve development, which in the aggregate increased underwriting profit (loss) by approximately $24.6 million and $64.4 million, respectively.

          Federal and foreign income tax expense of $27.6 million and $18.3 million were recorded in the second quarter of 2006 and 2005, respectively. Federal and foreign income tax expense of $53.5 million and $41.8 million were recorded in the first six months of 2006 and 2005, respectively. The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

          The effective tax rates, which represent income taxes divided by income before income taxes, were 20.9% and 18.7% in the second quarter of 2006 and 2005, respectively, and were 20.6% and 19.8% in the first six months of 2006 and 2005, respectively. For the full year 2005, TRH recognized a tax benefit of $8.5 million and $17.3 million related to net catastrophe costs recorded in the second quarter and first six months of 2005, respectively. Through the application of the effective tax rate method, TRH recognized tax benefits of $7.7 million and $13.9 million related to net catastrophe costs in the second quarter and first six months of 2005, respectively, and has recognized certain minor additional amounts of tax benefits related to such costs from such periods in the remaining quarters of 2005.

          Net income for the second quarter of 2006 was $104.4 million, or $1.58 per common share (diluted), compared to net income of $79.2 million, or $1.20 per common share (diluted), in the 2005 second quarter. Net income for the first six months of 2006 was $206.4 million, or $3.12 per common share (diluted), compared to net income of $168.6 million, or $2.55 per common share (diluted), in the same 2005 period. Reasons for the changes in the components of net income between periods are as discussed earlier in RESULTS OF OPERATIONS.

          SEGMENT RESULTS

          (a) Domestic:

          Comparing the results for the three month and six month periods ended June 30, 2006 with the same prior year periods, revenues increased due primarily to increases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS, and increased net investment income. A significant portion of the increase in net investment income is due to the investment of the net proceeds from the issuance of the Senior Notes in the fourth quarter of 2005 and increases in partnership income.

          Income before income taxes increased in both the second quarter and first six months of 2006 as compared to the same 2005 periods primarily due to an increase in net investment income and, for the second quarter only, a reduction in the underwriting loss offset, in part, by interest expense on the Senior Notes in the 2006 periods. The reduced underwriting loss in the 2006 second quarter is due principally to a lower loss and LAE ratio due, in part, to lower net catastrophe costs, which includes net development on prior events.

          The second quarter and first six months of 2006 include approximately ($6.8) million and $3.6 million, respectively, of net catastrophe costs. The second quarter and first six months of 2005 include approximately $28.8 million and $28.5 million, respectively, of net catastrophe costs.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          (b) International – Europe (London and Paris branches and TRZ):

          Comparing the results for the three month and six month periods ended June 30, 2006 with the same prior year periods, revenues decreased due primarily to a decrease in net premiums written, net of the change in unearned premiums, in each branch and TRZ. The decrease in net premiums written for the three month period relates largely to the auto liability and property lines. The decrease in net premiums written for the six month period relates largely to the auto liability, property and other liability lines offset, in part, by increases in the ocean marine line. The overall decrease in net premiums written for the six month period was due, in part, to the change in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2006 period as compared to the same prior year period.

          Income before income taxes in the second quarter of 2006 decreased compared to the same 2005 period due primarily to decreased underwriting profit (loss), partially offset by an increase in net investment income. The decrease in underwriting profit (loss) in the 2006 second quarter compared to the same 2005 period is due largely to a higher underwriting expense ratio in the 2006 period caused largely by higher commission costs from the London branch, primarily related to pro rata business.

          Income before income taxes in the first six months of 2006 was level with the same 2005 period as decreased underwriting profit (loss) was offset by increased net investment income. The decrease in underwriting profit (loss) in the first half of 2006 compared to the same 2005 period is due, in large part, to the 2006 period having a higher underwriting expense ratio caused by higher commission costs from the London branch, primarily related to pro rata business, partially offset by a lower loss and LAE ratio due to improved loss experience.

          The second quarter and first six months of 2006 include approximately $15.8 million and $16.8 million, respectively, of net catastrophe costs. The second quarter and first six months of 2005 include approximately $6.9 million and $16.0 million ($14.9 million related to European Windstorm Erwin) of net catastrophe costs, respectively.

          (c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

          Revenues for the second quarter and first six months of 2006 increased compared to the same 2005 periods due primarily to increased net premiums written, net of the change in unearned premiums, with the largest increases in the Miami and, to lesser extents, in the Hong Kong and Toronto branches. Significant increases in net premiums written occurred in the auto liability line along with relatively minor increases spread among several other lines.

          Income before income taxes in the three and six month periods ended June 30, 2006 increased compared to the comparable 2005 periods primarily due to increases in underwriting profit (loss) due largely to improved loss experience.

          The second quarter and first six months of 2006 includes approximately ($2.9) million and ($5.7) million, respectively, of net catastrophe costs. The second quarter and first six months of 2005 includes approximately ($11.5) million and $5.0 million, respectively, of net catastrophe costs.

FINANCIAL CONDITION AND LIQUIDITY

          As a holding company, the Company’s assets consist primarily of the stock of TRC. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s future cash flows and its ability to make interest payments (approximately $43 million annually) on the Senior Notes depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the second quarter of 2006 and 2005, the Company received cash dividends from TRC of $29.6 million and $9.5 million, respectively. For the first six months of 2006 and 2005, the Company received cash dividends from TRC of $37.6 million and $19.0 million, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements. Funds are applied by the operating subsidiaries primarily to payments of claims, commissions, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities, as well as the short-term investment of funds received under securities loan agreements. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

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

          At June 30, 2006, total investments and cash were $10.53 billion compared to $9.24 billion at December 31, 2005. The increase was caused, in large part, by $404.4 million of cash provided by operating activities, $945.7 million of net funds received under securities loan agreements and by an increase of approximately $160 million due to the foreign exchange impact of the weakening U.S. dollar against certain currencies in which the investments are denominated over the first six months of 2006, offset, in part, by a decrease in unrealized appreciation of investments of $164.2 million (see discussion of the change in unrealized appreciation of investments, net of tax, below).

          TRH’s fixed maturity investments, approximately 74.6% of total investments as of June 30, 2006, are predominantly investment grade, liquid securities, approximately 96.1% of which will mature in less than 10 years. The average duration of the fixed maturity portfolio was 5.8 years as of June 30, 2006. Also as of that date, approximately 7.9% of total investments were in common and nonredeemable preferred stocks, approximately 1.7% of total investments were in other invested assets, consisting of investments in partnerships, approximately 15.4% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.4% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2006 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

          Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. TRH purchases certain fixed maturities which are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. TRH purchases certain equities, which are classified as trading, to meet short term investment objectives. In the second quarter of 2006, TRH increased its holdings in nonredeemable preferred stocks, consistent with its overall investment objectives. In addition, TRH engaged in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates market value) of the lending agent, an AIG subsidiary, in these transactions. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $1,425.1 million and $94.8 million, respectively, as of June 30, 2006. The increase in short-term investment of funds received under securities loan agreements reflects increased demand to borrow securities denominated in certain European currencies.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          At June 30, 2006, gross unrealized gains and losses on all fixed maturities (including those held to maturity and carried at amortized cost) amounted to $83.8 million and $73.1 million, respectively. The reduction in gross unrealized gains and the increase in gross unrealized losses on such fixed maturities from December 31, 2005 is due primarily to an increase in market interest rates in the first half of 2006. At June 30, 2006, gross unrealized gains and losses on equities available for sale amounted to $28.2 million and $17.0 million, respectively.

          As of June 30, 2006, 95.6% of the fixed maturity portfolio was rated Aaa or Aa, 3.8% was rated A, an additional 0.4% was also rated investment grade, and 0.2% was not rated. Also, as of June 30, 2006, TRH had no derivative instruments.

          Management reviews TRH’s investments on a continual basis for evidence of other than temporary declines in market value, exercising its judgment in making such a determination, and calculates the amount of loss recognition (as a realized capital loss) resulting from investment write-downs.

          In general, a security is considered a candidate for such a write-down if it meets any of the following criteria:

•	Trading at a significant (25% or more) discount to par, amortized cost (if lower) or cost for an extended period of time;

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

•	In the opinion of management, it is probable that TRH may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

          At each balance sheet date, TRH evaluates its securities holdings in an unrealized loss position. Where TRH does not intend to hold such securities until they have fully recovered their carrying value based on the circumstances present at the date of evaluation, TRH records the unrealized loss in income. If events or circumstances change, such as unexpected changes in creditworthiness of the obligor, general interest rate environment, tax circumstances, liquidity events and statutory capital management considerations among others, TRH revisits its intent to determine if a loss should be recorded in income. Further, if a loss is recognized from a sale subsequent to a balance sheet date pursuant to these changes in circumstances, the loss is recognized in the period in which the intent to hold the securities no longer exists.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          At June 30, 2006, unpaid losses and loss adjustment expenses (gross loss reserves) totaled $7.37 billion, an increase of $253.2 million, or 3.6%, as compared to December 31, 2005. The increase in gross loss reserves since the end of 2005 is due largely to the setting of reserves on current year business and increased reserves for losses on business assumed from an affiliate which, by prearrangement with TRH, were then ceded in an equal amount to other affiliates, partially offset by the impact of paid losses, which include paid losses related to catastrophes occurring principally in 2005 and prior years and losses related to certain A&H treaties that by prearrangement were almost entirely reinsured by third parties. Changes in foreign currency exchange rates since the end of 2005 also served to increase reserves in 2006.

          The components of gross loss reserves as of June 30, 2006 consisted of $4.23 billion of reported amounts (case reserves) and $3.14 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross loss reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

          At June 30, 2006, reinsurance recoverable on gross loss reserves totaled $1.46 billion (which is net of an allowance for uncollectible reinsurance recoverable of approximately $13 million), an increase of $50.9 million, or 3.6%, from the prior year end. The increase in reinsurance recoverable on gross loss reserves from year end 2005 is due, in part, to an increase in reinsurance recoverable on business assumed from an affiliate which, by prearrangement with TRH, was then ceded in an equal amount to other affiliates offset, in part, by a decrease in reinsurance recoverable related to the A&H treaties referenced in the discussion of gross loss reserves.

          Net loss reserves totaled $5.89 billion at June 30, 2006, an increase of $202.3 million, or 3.6%, from the prior year end. The increase in loss reserves includes the impacts of foreign currency exchange rate changes of $106 million and net adverse loss reserve development. The second quarter and first six months of 2006 included paid losses and loss adjustment expenses, net of reinsurance, related to net catastrophe losses of approximately $59 million and $185 million, respectively, principally related to events occurring in 2005. The 2005 second quarter and first six months included paid losses and loss adjustment expenses, net of reinsurance recovered, related to net catastrophe losses of approximately $73 million and $146 million, respectively, principally related to events occurring in 2004. Net loss reserves are charged to income as incurred.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          An analysis of the change in gross and net loss reserves for the first six months of 2006, with comparable 2005 data, follows:

	Six Months Ended June 30,

	2006	2005

	(in millions)
At beginning of year:
Gross loss reserve	$7,113.3	$5,941.5
Less reinsurance recoverable	(1,422.9)	(960.9)

Net loss reserve	5,690.4	4,980.6

Net losses and LAE incurred (including net adverse development on losses occurring in prior years of: 2006 - $65 million; 2005 - $90 million)	1,251.7	1,257.5
Net losses and loss adjustment expenses paid	1,155.3	1,097.7
Foreign exchange effect	105.9	(83.7)

At end of period:
Net loss reserve	5,892.7	5,056.7
Plus reinsurance recoverable	1,473.8	990.9

Gross loss reserve	$7,366.5	$6,047.6

          Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss reserves carried at June 30, 2006 are adequate.

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

          For the first six months of 2006, TRH’s operating cash flow was $404.4 million, an increase of $73.0 million from the same 2005 period. The increase in operating cash flow, which emanated mainly from domestic sources, is primarily due to increased investment income received, increased recoveries of reinsurance recoverables and decreased income taxes paid.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

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

          Of total consolidated operating cash flows, $196.8 million and $179.9 million were derived from international operations in the first six months of 2006 and 2005, respectively. In each of these periods, London was the most significant source of international operating cash flows.

          TRH believes that its balance of cash and cash equivalents of $244.3 million as of June 30, 2006 and its future cash flows will be sufficient to meet TRH’s cash requirements through the end of 2006 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

          TRH’s operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. (See Part I – Item 3 for further discussion.)

          TRH’s stockholders’ equity totaled $2.64 billion at June 30, 2006, an increase of $95.2 million from year end 2005. The net increase consisted primarily of net income of $206.4 million, partially offset by a decrease in accumulated other comprehensive income of $100.0 million and cash dividends declared of $16.7 million.

          The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized depreciation of investments, net of income taxes, of $106.7 million, partially offset by a net unrealized foreign currency translation gain from functional currencies, net of income taxes, of $6.7 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of a decrease of $92.1 million in unrealized appreciation of fixed maturities available for sale, due generally to increases in market interest rates, and a decrease of $13.5 million in unrealized appreciation of equities available for sale.

          Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the market value of fixed maturities and equities available for sale. Market values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

RECENT ACCOUNTING STANDARDS

          (a) Change in Accounting Principle

          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R and its related interpretive guidance replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share-based payment transactions with employees. SFAS No. 123R requires share-based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share-based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
JUNE 30, 2006

          On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123 using the prospective method of transition. For the period from January 1, 2003 through December 31, 2005, TRH accounted for share-based payment transactions with employees under SFAS No. 123. Effective January 1, 2006, TRH adopted SFAS No. 123R using the Modified Prospective Application method. The Modified Prospective Application method provides for the recognition of the fair value with respect to stock-based compensation for shares granted or modified on or after January 1, 2006 and for all previously granted but unvested awards as of January 1, 2006. Accordingly, financial statement amounts for the 2005 periods presented in this Form 10-Q have not been restated. The impact of adopting SFAS No. 123R was not material to income before income taxes, net income (including per share amounts), financial condition or cash flows in the second quarter and first six months of 2006.

          (b) Other Accounting Standards

          In September 2005, the American Institute of Certified Public Accountants (AICPA) issued, and the FASB cleared, Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The effective date of the implementation guidance is January 1, 2007. TRH is currently assessing the effect of implementing this guidance.

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

          TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance, and the Senior Notes. TRH has calculated the VaR for the first six months of 2006 and the year ending December 31, 2005 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

          The following table presents the VaR on a combined basis and of each component of market risk for the six months ended June 30, 2006 and for the year ended December 31, 2005. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

Market Risk

(in millions)
	2006				2005

	As of June 30,	Average	High	Low	As of December 31,	Average	High	Low

Combined	$187	$199	$211	$187	$199	$191	$199	$181
Interest rate	183	198	207	183	205	212	228	205
Equity	47	45	47	42	46	54	65	46
Currency	18	18	19	17	17	15	19	12

Part I – Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

          Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports TRH files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

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

     In July 2005, TRH received subpoenas from the Insurance Department of the State of Oklahoma. The subpoenas seek information related to so-called bid rigging or the use of “fictitious quotes” or “inflated quotes” through intermediaries in the placing of insurance for “Insureds” or “Public Entities” domiciled in Oklahoma. The subpoenas also seek information related to the amount of compensation received or paid by TRH to or from any intermediary and charged to the “Insured” or “Public Entity” domiciled in Oklahoma. In May 2006, the Insurance Department of the State of Oklahoma notified TRH that it concluded its examination of TRH’s Oklahoma business without the issuance of an examination report.

          TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. There have been no further inquiries concerning the matters raised by the subpoenas received from the States of Florida and Georgia. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

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

          A.M. Best Company (Best), Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) are generally considered to be significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. These ratings are subject to periodic review at the discretion of each respective rating agency and may be revised downward or revoked at their sole discretion. Rating agencies also may increase their scrutiny of rated companies, revise their rating standards or take other action. In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer or an affiliated company. Therefore, a downgrade of TRH’s rating may dissuade a ceding company from reinsuring with TRH and may influence a ceding company to reinsure with a competitor of TRH that has a higher financial strength rating.

          Best maintains a financial strength rating of A+ (Superior) and issuer credit ratings of aa- on the Company’s major operating subsidiaries, TRC, Putnam and TRZ. The outlook for these ratings is stable. These financial strength ratings represent the second highest rating level and these issuer credit ratings represent the fourth highest rating level. In the second quarter of 2006, Best removed these ratings from under review with negative implications, consistent with their actions on all AIG subsidiaries. Best had previously stated that the ratings would remain under review with negative implications until AIG’s subsidiaries’ ratings are removed from that status, due to AIG’s approximately 60% ownership of the Company and the level of rating enhancement the Company’s operating subsidiaries continue to receive through their relationship with AIG.

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

          In July 2005, TRH received subpoenas from the Insurance Department of the State of Oklahoma. The subpoenas seek information related to so-called bid rigging or the use of “fictitious quotes” or “inflated quotes” through intermediaries in the placing of insurance for “Insureds’’ or “Public Entities” domiciled in Oklahoma. The subpoenas also seek information related to the amount of compensation received or paid by TRH to or from any intermediary and charged to the “Insured” or “Public Entity” domiciled in Oklahoma. In May 2006, the Insurance Department of the State of Oklahoma notified TRH that it concluded its examination of TRH’s Oklahoma business without the issuance of an examination report.

          TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. There have been no further inquiries concerning the matters raised by the subpoenas received from the States of Florida and Georgia. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of June 30, 2006, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the second quarter of 2006. The preceding does not include 2,461 shares related to options exercised in the three and six months ended June 30, 2006 that were attested to in satisfaction of the exercise price by holders of the Company’s employee or director stock options.

Part II – Item 4. Submission of Matters to a Vote of Security Holders

          At the Company’s Annual Meeting of Stockholders held on May 25, 2006, the stockholders:

(a) elected eight directors for a one year term, as follows:

NOMINEE	SHARES FOR	SHARES WITHHELD

James Balog	64,270,603	392,257
Steven J. Bensinger	61,369,115	3,293,745
C. Fred Bergsten	64,297,502	365,358
John J. Mackowski	64,271,071	391,789
Diana K. Mayer	64,300,188	362,672
Robert F. Orlich	63,234,062	1,428,798
Martin J. Sullivan	61,413,705	3,249,155
Thomas R. Tizzio	63,054,312	1,608,548

(b) approved, by a vote of 61,806,794 shares in favor to 1,384,793 shares opposed, with 311,461 abstentions, 1,159,812 broker non-votes and 1,266,546 shares not voting, a proposal to amend the 2000 Stock Option Plan.

(c) approved, by a vote of 61,787,068 shares in favor to 1,401,087 shares opposed, with 314,893 abstentions, 1,159,812 broker non-votes and 1,266,546 shares not voting, a proposal to amend the 2003 Stock Incentive Plan.

(d) approved, by a vote of 64,445,694 shares in favor to 208,040 shares opposed, with 9,126 abstentions and 1,266,546 shares not voting, a proposal to ratify the selection of PricewaterhouseCoopers LLP as Transatlantic Holdings, Inc.’s. independent registered public accounting firm for 2006.

Part II – Item 5. Other Information

          On August 2, 2006, the Board of Directors of Transatlantic Holdings, Inc. elected Mr. Richard S. Press a Director. Mr. Press will be serving on the Audit and Finance Committees. As of August 2, 2006, the Company’s Board of Directors has one vacancy.

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
Dated: August 8, 2006

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