Form 10-Q
period 2006-09-30
TRANSATLANTIC HOLDINGS INC
filed 2006-11-09
CIK 862510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2006. 65,970,441

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005
(Unaudited)

	2006	2005

	(in thousands, except share data)
ASSETS
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (market value: 2006-$1,290,639; 2005-$1,284,826)	$1,255,019	$1,257,941
Available for sale, at market value (amortized cost: 2006-$6,660,732; 2005-$6,143,063) (pledged, at market value: 2006-$1,606,825; 2005-$562,007)	6,796,104	6,297,675
Equities:
Available for sale, at market value:
Common stocks (cost: 2006-$573,680; 2005-$574,362) (pledged, at market value: 2006-$40,484; 2005-$23,054)	602,807	606,325
Nonredeemable preferred stocks (cost: 2006-$229,066; 2005-$12,390)	236,366	12,420
Trading, at market value, principally common stocks (cost: 2006-$40,034; 2005-$48,124)	40,097	46,493
Other invested assets	173,239	172,869
Short-term investment of funds received under securities loan agreements	1,711,812	606,882
Short-term investments, at cost (approximates market value)	60,436	43,112
Cash and cash equivalents	189,109	198,120

Total investments and cash	11,064,989	9,241,837
Accrued investment income	132,592	107,431
Premium balances receivable, net	699,650	782,880
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	431,576	294,957
Other	1,072,425	1,196,516
Deferred acquisition costs	224,837	217,709
Prepaid reinsurance premiums	101,302	61,291
Deferred income taxes	321,906	302,451
Other assets	104,658	159,604

Total assets	$14,153,935	$12,364,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$7,444,026	$7,113,294
Unearned premiums	1,150,450	1,082,282
Payable under securities loan agreements	1,711,812	606,882
5.75% senior notes due December 14, 2015:
Affiliates	447,937	447,812
Other	298,625	298,541
Other liabilities	268,152	271,914

Total liabilities	11,321,002	9,820,725

Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2006-66,959,341; 2005-66,900,085	66,959	66,900
Additional paid-in capital	223,198	214,700
Accumulated other comprehensive income	28,426	35,729
Retained earnings	2,536,269	2,248,541
Treasury Stock, at cost; 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	2,832,933	2,543,951

Total liabilities and stockholders’ equity	$14,153,935	$12,364,676

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

	(in thousands, except per share data)

Revenues:
Net premiums written	$895,271	$858,175	$2,723,277	$2,627,209
Decrease (increase) in net unearned premiums	323	(13,682)	(10,821)	(33,115)

Net premiums earned	895,594	844,493	2,712,456	2,594,094
Net investment income	106,773	87,566	317,020	256,143
Realized net capital gains	2,097	13,508	6,477	24,429

Total revenues	1,004,464	945,567	3,035,953	2,874,666

Expenses:
Net losses and loss adjustment expenses	608,611	974,674	1,860,306	2,232,187
Net commissions	225,728	226,920	681,591	645,639
Other underwriting expenses	25,710	20,519	69,993	60,124
Increase in deferred acquisition costs	(77)	(3,118)	(7,128)	(5,247)
Interest on senior notes	10,852	—	32,552	—
Other, net	2,496	2,849	7,629	7,897

Total expenses	873,320	1,221,844	2,644,943	2,940,600

Income (loss) before income taxes	131,144	(276,277)	391,010	(65,934)
Income taxes (benefits)	24,201	(132,070)	77,655	(90,317)

Net income (loss)	$106,943	($144,207)	$313,355	$24,383

Net income (loss) per common share:
Basic	$1.62	($2.19)	$4.75	$0.37
Diluted	1.61	(2.19)	4.73	0.37

Dividends per common share	0.135	0.120	0.390	0.340

Weighted average common shares outstanding:
Basic	65,961	65,844	65,940	65,831
Diluted	66,267	65,844	66,242	66,161

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

	(in thousands)

Net cash provided by operating activities	$633,502	$561,432

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	457,477	354,242
Proceeds of fixed maturities available for sale redeemed or matured	271,484	286,786
Proceeds of equities available for sale sold	745,784	627,584
Purchase of fixed maturities held to maturity	—	(169,893)
Purchase of fixed maturities available for sale	(1,156,588)	(992,659)
Purchase of equities available for sale	(942,388)	(636,638)
Net sale of other invested assets	5,654	16,194
Net (purchase) sale of short-term investment of funds received under securities loan agreements	(1,074,090)	47,572
Net (purchase) sale of short-term investments	(16,298)	4,368
Change in other liabilities for securities in course of settlement	4,175	13,484
Other, net	7,351	3,226

Net cash used in investing activities	(1,697,439)	(445,734)

Cash flows from financing activities:
Net funds received (disbursed) under securities loan agreements	1,074,090	(47,572)
Dividends to stockholders	(24,729)	(21,068)
Proceeds from common stock issued	1,993	1,576
Acquisition of treasury stock	—	(6,138)
Other, net	317	(815)

Net cash provided by (used in) financing activities	1,051,671	(74,017)

Effect of exchange rate changes on cash and cash equivalents	3,255	(3,564)

Change in cash and cash equivalents	(9,011)	38,117
Cash and cash equivalents, beginning of period	198,120	143,435

Cash and cash equivalents, end of period	$189,109	$181,552

Supplemental cash flow information:
Income taxes paid, net	$42,177	$44,834
Interest paid on senior notes	21,563	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

	(in thousands)

Net income (loss)	$106,943	($144,207)	$313,355	$24,383

Other comprehensive income (loss):
Net unrealized appreciation (depreciation) of investments, net of tax:
Net unrealized holding gains (losses)	148,955	(34,832)	(10,848)	(3,035)
Deferred income tax (charge) benefit on above	(52,136)	12,191	3,795	1,063
Reclassification adjustment for gains included in net income (loss)	(3,912)	(13,508)	(8,219)	(24,429)
Deferred income tax charge on above	1,370	4,728	2,877	8,550

	94,277	(31,421)	(12,395)	(17,851)

Net unrealized foreign currency translation (loss) gain, net of tax:
Net unrealized foreign currency translation (loss) gain	(2,426)	4,907	7,834	(47,024)
Deferred income tax benefit (charge) on above	849	(1,718)	(2,742)	16,458

	(1,577)	3,189	5,092	(30,566)

Other comprehensive income (loss)	92,700	(28,232)	(7,303)	(48,417)

Comprehensive income (loss)	$199,643	($172,439)	$306,052	($24,034)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

1. General

          The condensed consolidated financial statements are unaudited, but have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. As such, these financial statements should be read in conjunction with the audited consolidated financial statements of Transatlantic Holdings, Inc. included in the Form 10-K for the year ended December 31, 2005. In addition, for further information, refer to the Transatlantic Holdings, Inc. Form 10-Q filings for the quarters ended March 31, 2006 and June 30, 2006.

          These financial statements include the accounts of Transatlantic Holdings, Inc. (the Company, and collectively with its subsidiaries, TRH) and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform the prior year’s presentation with 2006.

2. Net Income (Loss) Per Common Share

          Net income (loss) per common share for the periods presented below has been computed based upon weighted average common shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

	(in thousands, except per share data)

Net income (loss) (numerator)	$106,943	($144,207)	$313,355	$24,383

Weighted average common shares outstanding used in the computation of net income (loss) per share:
Average shares issued	66,950	66,805	66,929	66,765
Less: Average shares in treasury	989	961	989	934

Average outstanding shares - basic (denominator)	65,961	65,844	65,940	65,831
Average potential shares, principally stock options (a)	306	—	302	330

Average outstanding shares - diluted (denominator)	66,267	65,844	66,242	66,161

Net income (loss) per common share:
Basic	$1.62	($2.19)	$4.75	$0.37
Diluted	1.61	(2.19)	4.73	0.37

(a)

The three and nine months ended September 30, 2006 exclude the effect of performance-based restricted stock units whose performance period has not yet begun and 1.2 million anti-dilutive shares (from a total of 2.8 million potential shares). As the impact of potential shares for the three months ended September 30, 2005 is anti-dilutive (i.e., reduces the net loss per common share), potential shares are not included in the diluted net loss per common share calculation for that period. The nine months ended September 30, 2005 excludes the effect of 0.9 million anti-dilutive potential shares (from a total of 2.7 million potential shares).

3. Impact of Significant Catastrophe Events

          There were no significant net catastrophe costs for events occurring during the first nine months of 2006.

          The third quarter of 2005 includes net catastrophe costs of $395.0 million, or $255.8 million after tax. Net catastrophe costs for the third quarter of 2005 consists of net catastrophe losses incurred of $354.6 million (gross $681.0 million; ceded $326.4 million) and net ceded reinstatement premiums of $40.4 million (gross $71.0 million; ceded $111.4 million) related principally to Hurricanes Katrina (approximately $300 million on a pre-tax basis) and Rita (approximately $50 million on a pre-tax basis), each of which occurred in the third quarter of 2005. The first nine months of 2005 includes net catastrophe costs of $444.5 million, or $291.7 million after tax. Net catastrophe costs for the first nine months of 2005 consists of net catastrophe losses incurred of $385.0 million (gross $742.0 million; ceded $357.0 million) and net ceded reinstatement premiums of $59.5 million (gross $71.0 million; ceded $130.5 million) related principally to Hurricanes Katrina and Rita. The costs recorded for these events represented TRH’s estimate of, or net changes in prior estimates of, aggregate ultimate losses related to significant catastrophe events based upon information available at that time.

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

          A summary of pre-tax net catastrophe costs for the three and nine month periods ended September 30, 2006 and 2005 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

	(in millions)

Domestic	$2.6	$315.8	$6.2	$344.4

International:
Europe	1.4	75.5	18.2	91.4
Other	0.1	3.7	(5.6)	8.7

Total International	1.5	79.2	12.6	100.1

Total	$4.1	$395.0	$18.8	$444.5

4. Stock-Based Compensation Plans

          Effective January 1, 2006, TRH adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised), “Share-Based Payment” (SFAS No. 123R) utilizing the Modified Prospective Application method. The Modified Prospective Application method entails using a fair-value method of expensing all stock compensation awards granted or modified after the adoption of SFAS No. 123R and the unvested portions of awards granted prior to adoption of SFAS No. 123R. Financial statement amounts for periods prior to January 1, 2006 have not been restated. The impact of adopting SFAS No. 123R was not material to income (loss) before income taxes, net income (loss) (including basic and diluted net income (loss) per share amounts), financial condition or cash flows in the third quarter or first nine months of 2006 (see Note 11).

          At September 30, 2006, TRH had six stock-based compensation plans, the Transatlantic Holdings, Inc. 1995 Stock Option Plan (the 1995 Plan), the Transatlantic Holdings, Inc. 2000 Stock Option Plan, as amended, (the 2000 Plan and collectively with the 1995 Plan, the Stock Option Plans), the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan, as amended, (the Stock Incentive Plan), the Transatlantic Holdings, Inc. Partners Plan (the Partners Plan), the Transatlantic Holdings, Inc. Senior Partners Plan (the Senior Partners Plan) and the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended (the Stock Purchase Plan). In addition, certain TRH employees participate in past stock-based compensation plans of Starr International Company, Inc. (SICO) and certain American International Group, Inc. (AIG) stock-based compensation plans.

4. Stock-Based Compensation Plans (continued)

          Expenses related to stock-based compensation arrangements totaled $2.7 million and $1.9 million for the third quarter of 2006 and 2005, respectively, and $7.6 million and $5.1 million for the first nine months of 2006 and 2005, respectively. Income tax benefits recognized related to stock-based compensation arrangements totaled $0.8 million and $0.6 million for the third quarter of 2006 and 2005, respectively, and $2.3 million and $1.5 million for the first nine months of 2006 and 2005, respectively.

          Total cash received from exercises of stock-based compensation was $0.6 million and $0.3 million during the third quarter of 2006 and 2005, respectively, and $2.0 million and $1.6 million during the first nine months of 2006 and 2005, respectively. TRH has not paid out any cash to settle share-based payment awards during the first nine months of 2006 or 2005. Cash savings resulting from excess tax benefits, as defined by SFAS No. 123R, for the three and nine months ended September 30, 2006 totaled $1.9 million.

          Income tax benefits realized on stock-based compensation exercises were insignificant for the first nine months of 2006 and totaled $1.5 million for the first nine months of 2005.

          If TRH had adopted the provisions of SFAS No. 123R for recognizing compensation expense commencing at the date of grant for all awards, the effect would not have been material to net income (loss) or basic or diluted net income (loss) per share for the three and nine month periods ended September 30, 2005.

          Historically, TRH has settled stock-based compensation exercises through the issuance of new shares.

          The impact on the financial statements of the Stock Purchase Plan and TRH employees’ participation in certain AIG stock-based compensation plans was not material to TRH in the third quarter and first nine months of 2006 and 2005. A discussion of the more significant stock-based compensation plans follows.

          (a) Stock Option Plans

          In 2000, the Company’s Board of Directors (the Board) adopted, and the stockholders approved, the 2000 Plan. In 2006, the Board adopted, and the stockholders approved, amendments to the 2000 Plan increasing the maximum number of options which may be granted under the plan to 3,712,500 and increasing the maximum number of options which may be granted to any one employee to 600,000. This plan provides that options to purchase the Company’s common stock (TRH shares) may be granted to certain key employees and non-employee directors at prices not less than their fair market value at the date of grant.

          For options granted under the 2000 Plan, in general, 25% of the options become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. Options granted under the 1995 Plan operate under substantially similar terms as options granted under the 2000 Plan. At September 30, 2006, 1,587,876 shares were available for future grants under the 2000 Plan. No further options can be granted under the 1995 Plan, although options outstanding continue in force until exercise, expiration or forfeiture. No options were granted in the first nine months of 2006 or 2005.

A summary of the status of the Stock Option Plans as of September 30, 2006 and the changes since January 1, 2006 are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	2,658,417	$55.18
Granted	—	—
Exercised	(60,188)	34.12
Forfeited or expired	(9,123)	70.30

Outstanding at September 30, 2006	2,589,106	$55.62	5.7 years	$18,693

Exercisable at September 30, 2006	1,774,130	$52.23	4.6 years	$17,821

4.	Stock-Based Compensation Plans (continued)

          The aggregate intrinsic value of options exercised (the aggregate amount by which the market price of TRH shares at the time of exercise exceeds the exercise price of options exercised) was $0.3 million and $0.2 million in the third quarter of 2006 and 2005, respectively, and $1.5 million and $4.3 million in the first nine months of 2006 and 2005, respectively. There were no options vested in the third quarter of 2006 and 2005. The aggregate fair values of options vested in the first nine months of 2006 and 2005 were insignificant.

          As of September 30, 2006, there was $7.5 million of total unrecognized compensation costs related to options granted but not yet vested under the 2000 Plan. Compensation expense for options granted under the 2000 Plan is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 2.3 years.

(b) Stock Incentive Plan, Partners Plan and Senior Partners Plan

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

          Pursuant to the Stock Incentive Plan, service-based restricted stock units (RSU) have been granted and, as part of the Partners Plan and Senior Partners Plan, performance-based restricted stock units (Performance RSU) have been granted. As of September 30, 2006, there were 526,683 shares of common stock available for issuance in connection with future grants of awards under the Stock Incentive Plan. Shares available for future issuance assume participants in the Partners Plan and the Senior Partners Plan will earn the maximum number of Performance RSUs until the actual amounts are determined, at which time, such shares available amount will be adjusted accordingly.

A summary of the status of the RSUs and Performance RSUs granted pursuant to the Stock Incentive Plan as of September 30, 2006 and the changes since January 1, 2006 are presented below:

	Number of Units		Weighted Average Grant Date Fair Value

	RSUs	Performance RSUs	RSUs	Performance RSUs

Unvested at January 1, 2006	151,905	—	$67.41	$—
Granted	26,350	142,608	55.40	57.42
Vested	—	—	—	—
Forfeited or expired	—	—	—	—

Unvested at September 30, 2006	178,255	142,608	$65.73	$57.42

As of September 30, 2006	RSUs	Performance RSUs

Weighted Average Remaining Contractual Life	2.7 years	5.9 years
Aggregate Intrinsic Value (in thousands)	$10,768	$8,615

(i) RSU

          The great majority of RSUs will vest on the fourth anniversary of the date of grant for those grantees with continued employment through such date. The Company reserves the right to make payment for the RSUs in TRH shares or the cash equivalent of the market value of such shares on the date of vesting.

4. Stock-Based Compensation Plans (continued)

          The fair value of each RSU grant is estimated on the date of grant based on the closing market price of TRH shares on the date of grant discounted for expected dividends during the vesting period. In the nine month period ended September 30, 2006, 26,350 RSUs were granted. The weighted average grant date fair value of the RSUs granted was estimated using the following weighted average assumptions: risk-free interest rate of 4.9%; expected dividend yield of 1.0%. No awards were granted under the Stock Incentive Plan in the first nine months of 2005.

No RSUs vested in the first nine months of 2006 and 150 RSUs vested in the first nine months of 2005.

          As of September 30, 2006, there was $7.3 million of total unrecognized compensation costs related to RSUs granted but not yet vested under the Stock Incentive Plan. These costs are expected to be recognized over a weighted average period of 2.8 years.

(ii) Partners Plan and Senior Partners Plan

          In August 2006, the Compensation Committee of the Board (the Committee) adopted the Partners Plan for purposes of incentivizing performance of certain of TRH’s senior executives. Under the Partners Plan, the Committee awards to senior executives Performance RSUs that pay out in TRH shares if performance goals for a specified period are satisfied. Each Performance RSU converts into one TRH share. The Partners Plan operates on the basis of successive overlapping two year performance periods, with a new period beginning each year. Awards were granted in the third quarter of 2006. The first award’s performance period runs from January 1, 2006 through December 31, 2007 and the second award’s performance period runs from January 1, 2007 through December 31, 2008.

          During the performance periods ending in 2007 and 2008, Partners Plan participants earn Performance RSUs based on the compound annual growth rate in adjusted book value per share of TRH shares (BVPS Growth) during the performance period. In the third quarter of 2006, 42,925 performance RSUs were awarded under the Partners Plan with respect to the performance period beginning in 2006 and 87,683 performance RSUs were awarded with respect to the performance period beginning in 2007. Based on the percentage of the BVPS Growth target achieved over the performance period, participants can earn from 25% to 150% of the awarded number of performance RSUs. The maximum number of Performance RSUs that can be earned is 64,388 for the performance period beginning in 2006 and 131,525 for the performance period beginning in 2007. No Performance RSUs will be earned if BVPS Growth is less than 25% of target. Earned Performance RSUs will vest equally on the fourth and sixth anniversaries of the beginning of the performance period, generally so long as the participant is then employed by TRH.

          In August 2006, the Committee also adopted the Senior Partners Plan designed for TRH’s senior most executives. The Senior Partners Plan generally operates in the same manner as the Partners Plan, except that the performance period is three years, participants can earn from 25% to 200% of the awarded number of Performance RSUs and no Performance RSUs will be earned if BVPS growth is less than 50% of target. In the third quarter of 2006, 12,000 Performance RSUs were awarded under the Senior Partners Plan with respect to the performance period beginning in 2006. The maximum number of Performance RSUs that can be earned is 24,000 for the performance period beginning in 2006.

          The fair value of each Performance RSU grant under the Partners Plan and the Senior Partners Plan is estimated on the date of grant based on the closing market price of TRH shares on the date of grant discounted for expected dividends during the vesting period. The weighted average grant date fair value of the Performance RSUs granted was estimated using the following weighted average assumptions: risk-free interest rate of 4.8%; expected dividend yield of 0.9%.

There were no performance RSUs vested in the first nine months of 2006.

          As of September 30, 2006, there was $8.0 million of total unrecognized compensation costs related to performance RSUs granted but not yet vested under the Senior Partners Plan and in the first and second awards under the Partners Plan. Compensation expense for Performance RSUs is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 5.9 years. Because the performance period for the second award under the Partners Plan does not begin until January 1, 2007, the second award is not included in TRH’s 2006 compensation expense.

4. Stock-Based Compensation Plans (continued)

          (c) Compensation to Certain TRH Employees from SICO

          In 1975, the voting shareholders and Board of Directors of SICO (see Note 9(b)), a private holding company which has no direct ownership interest in TRH, decided that a portion of the capital value of SICO (AIG shares or their cash equivalent) should be used to provide an incentive plan for current and succeeding management of all American International companies, including TRH. Past SICO Deferred Compensation Profit Participation Plans (the SICO Plans) provided that shares currently held by SICO are held aside for the benefit of participants and distributed upon retirement. None of the costs of the various benefits provided under past SICO Plans were paid by TRH.

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

          Compensation expense recorded related to past SICO Plans in the third quarter and first nine months of 2006 was $0.3 million and $0.7 million, respectively, and in the third quarter and first nine months of 2005 was $0.9 million and $2.0 million, respectively. As of September 30, 2006, there was $9.8 million of total unrecognized compensation costs related to past SICO Plans. These costs are expected to be recognized over a weighted average period of 10.4 years.

5. Reinsurance

          Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

	(in thousands)

Gross premiums written	$973,255	$1,032,019	$3,014,163	$3,003,529
Reinsurance premiums ceded	(77,984)	(173,844)	(290,886)	(376,320)

Net premiums written	$895,271	$858,175	$2,723,277	$2,627,209

Gross premiums earned	$982,796	$1,022,952	$2,963,331	$2,973,355
Reinsurance premiums ceded	(87,202)	(178,459)	(250,875)	(379,261)

Net premiums earned	$895,594	$844,493	$2,712,456	$2,594,094

Gross incurred losses and loss adjustment expenses	$633,013	$1,444,061	$2,201,336	$2,795,132
Reinsured losses and loss adjustment expenses ceded	(24,402)	(469,387)	(341,030)	(562,945)

Net losses and loss adjustment expenses	$608,611	$974,674	$1,860,306	$2,232,187

          Gross premiums written and earned and reinsurance premiums ceded for the third quarter and first nine months of 2005 include gross and ceded reinstatement premiums, as appropriate, related to catastrophe losses as discussed in Note 3. Gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded for the third quarter and first nine months of 2005 include gross and ceded catastrophe losses incurred, as appropriate, as discussed in Note 3.

6. Cash Dividends

          In the third quarter of 2006, the Board declared a dividend of $0.135 per common share, or approximately $8.9 million in the aggregate, payable on December 8, 2006.

7. Income Taxes (Benefits)

          The U.S. federal income tax rate is 35% for 2006 and was 35% for 2005. Actual tax expense (benefit) on income (loss) before income taxes for the nine months ended September 30, 2006 and 2005 differ from the “expected” amount computed by applying the U.S. federal income tax rate because of the following:

	Nine Months Ended September 30,

	2006		2005

	Amount	Percent of Income Before Income Taxes	Amount	Percent of Loss Before Income Taxes

	(dollars in thousands)
Expected Tax Expense (Benefit)	$136,854	35.0%	($23,077)	35.0%
Adjustments:
Tax Exempt Interest	(57,119)	(14.6)	(46,895)	71.1
Dividends Received Deduction	(3,005)	(0.8)	(2,566)	3.9
Effect of Changes in Estimated Annual Tax Rate Due to Significant Catastrophe Losses	—	—	(19,149)	29.1
Other	925	0.3	1,370	(2.1)

Actual Tax Expense (Benefit)	$77,655	19.9%	($90,317)	137.0%

          Under the effective tax rate method, the estimated full year effective tax rate is applied to the interim year to date income (loss) before income taxes to determine the income tax expense (benefit) for the year to date period. Tax expense (benefit) for any quarter represents the difference between the current year to date period amount less the immediately preceding year to date period amount. In estimating the full year effective tax rate, management takes into account the estimated impact of all known events, including those that have occurred subsequent to the end of the interim period, such as catastrophe losses. Under this method, the full impact of known events are reflected in the full year effective tax rate. As a result, application of the effective tax rate method serves to include the full year tax expense (benefit) related to such known events over the current and remaining interim periods of the year.

          The determination of the tax benefit for the first nine months of 2005 included estimated pre-tax costs of $100 million related to Hurricane Wilma, which occurred in the fourth quarter of 2005. While such costs were reflected in the 2005 fourth quarter results, they significantly impacted the expected full year effective tax rate for 2005, which was used to determine the tax benefit for the first nine months of 2005. Such change in expected 2005 pre-tax (loss) income and related tax (benefit) expense increased the amount of tax benefit recorded in the third quarter of 2005 by $19.1 million. The 2005 full year tax benefit associated with Hurricane Wilma in excess of $19.1 million (i.e., the amount included in the 2005 third quarter results) was recorded in the fourth quarter of 2005.

8. Segment Information

          The Domestic segment includes financial data from branches in the United States that underwrite primarily domestic business, as well as stock-based compensation expense and other general corporate revenues and expenses. In addition, assets purchased with the proceeds from the $750 million aggregate principal amount of senior notes, related investment returns and interest expense on such senior notes are reflected in the Domestic segment. Financial data from the London and Paris branches and from Trans Re Zurich are reported in the aggregate as International – Europe and considered as one segment due to operational and regional similarities. Data from branches in the Americas, other than those in the United States which underwrite primarily domestic business, (i.e., the Toronto branch and the Miami branch (which serves Latin America and the Caribbean)) and from branches in the Asia Pacific region are grouped as International – Other and represent the aggregation of non-material segments.

          The following table presents a summary of comparative financial data by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

	(in thousands)
Domestic:
Net premiums written(a)	$419,892	$383,217	$1,309,734	$1,182,623
Net premiums earned(a)(b)	434,328	367,985	1,278,021	1,133,734
Net investment income	69,852	56,315	211,399	163,436
Realized net capital gains	3,432	12,161	5,692	22,852
Revenues	507,612	436,461	1,495,112	1,320,022
Net losses and loss adjustment expenses(c)	336,779	617,846	989,991	1,214,877
Underwriting expenses(d)	109,269	100,442	334,715	301,532
Underwriting loss(e)(f)	(15,298)	(346,649)	(38,522)	(370,986)
Income (loss) before income taxes	44,644	(280,596)	138,169	(192,098)

International-Europe:
Net premiums written(a)	$356,167	$369,187	$1,048,823	$1,125,449
Net premiums earned(a)(b)	356,620	377,410	1,045,814	1,139,013
Net investment income	29,424	26,371	85,444	78,531
Realized net capital (losses) gains	(1,763)	5	(2,524)	83
Revenues(g)	384,281	403,786	1,128,734	1,217,627
Net losses and loss adjustment expenses(c)	228,679	308,658	690,378	841,435
Underwriting expenses(d)	100,009	111,132	295,097	295,796
Underwriting profit (loss)(e)(f)	28,073	(44,422)	64,743	(4,373)
Income (loss) before income taxes	55,733	(18,288)	147,700	73,839

International-Other:(h)
Net premiums written(a)	$119,212	$105,771	$364,720	$319,137
Net premiums earned(a)(b)	104,646	99,098	388,621	321,347
Net investment income	7,497	4,880	20,177	14,176
Realized net capital gains	428	1,342	3,309	1,494
Revenues	112,571	105,320	412,107	337,017
Net losses and loss adjustment expenses(c)	43,153	48,170	179,937	175,875
Underwriting expenses(d)	42,160	35,865	121,772	108,435
Underwriting profit(e)(f)	22,847	16,569	81,473	36,750
Income before income taxes	30,767	22,607	105,141	52,325

8. Segment Information (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

	(in thousands)
Consolidated:
Net premiums written(a)	$895,271	$858,175	$2,723,277	$2,627,209
Net premiums earned(a)(b)	895,594	844,493	2,712,456	2,594,094
Net investment income	106,773	87,566	317,020	256,143
Realized net capital gains	2,097	13,508	6,477	24,429
Revenues(g)	1,004,464	945,567	3,035,953	2,874,666
Net losses and loss adjustment expenses(c)	608,611	974,674	1,860,306	2,232,187
Underwriting expenses(d)	251,438	247,439	751,584	705,763
Underwriting profit (loss)(e)(f)	35,622	(374,502)	107,694	(338,609)
Income (loss) before income taxes	131,144	(276,277)	391,010	(65,934)

(a)

Net ceded reinstatement premiums (a component of catastrophe costs) were not significant in the third quarter or first nine months of 2006. Net ceded reinstatement premiums totaled $40.4 million (representing $37.0 million from Domestic operations and $3.4 million from International - Europe) in the third quarter of 2005 and $59.5 million (representing $43.0 million from Domestic operations, $9.4 million from International - Europe and $7.1 million from International - Other) in the first nine months of 2005, which amounts served to reduce net premiums written and earned.

(b)

Net premiums earned from affiliates approximate $87 million and $113 million for the three months ended September 30, 2006 and 2005, respectively, and approximate $290 million and $320 million for the nine months ended September 30, 2006 and 2005, respectively, and are included mainly in Domestic operations.

(c)

There were no significant pre-tax net catastrophe losses occurring in the three and nine months ended September 30, 2006. Net losses and loss adjustment expenses for the three months ended September 30, 2005 included pre-tax net catastrophe losses of $354.6 million (representing $278.9 million from Domestic operations, $72.0 million from International - Europe and $3.7 million from International - Other). Net losses and loss adjustment expenses for the nine months ended September 30, 2005 included pre-tax net catastrophe losses of $385.0 million (representing $301.4 million from Domestic operations, $81.9 million from International - Europe and $1.7 million from International - Other).

(d)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(e)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(f)	See Footnote 3 for net catastrophe costs by segment.

(g)

Revenues from the London, England office totaled $209.7 million and $221.1 million for the three months ended September 30, 2006 and 2005, respectively, and $610.2 million and $645.7 million for the nine months ended September 30, 2006 and 2005, respectively. Revenues from Trans Re Zurich totaled $95.3 million and $100.2 million for the three months ended September 30, 2006 and 2005, respectively, and $273.8 million and $294.7 million for the nine months ended September 30, 2006 and 2005, respectively.

(h)

As the Miami branch segment data is considered significant to segment data, certain key Miami data elements which are included in International - Other as follows: Revenues - third quarter 2006 $49.4 million; third quarter 2005 $48.7 million; first nine months 2006 $202.3 million; first nine months 2005 $161.3 million; Income before income taxes - third quarter 2006 $10.8 million; third quarter 2005 $12.8 million; first nine months 2006 $46.7 million; first nine months 2005 $21.7 million. As the Toronto branch segment data is considered significant to segment data in the 2006 periods only, certain key Toronto data elements which are included in International - Other in the 2006 periods are as follows: Revenue - third quarter $28.9 million; first nine months $83.9 million; Income before income taxes - third quarter $9.1 million; first nine months $32.8 million.

9. Related Party Transactions

          (a) Transactions with AIG and its Subsidiaries

          As of September 30, 2006 and 2005 and for the nine month periods then ended, AIG beneficially owned approximately 60% of Transatlantic Holdings, Inc.’s outstanding common stock.

9. Related Party Transactions (continued)

          Approximately $130.7 million (13.4%) and $104.2 million (10.1%) in the third quarter of 2006 and 2005, respectively, and $459.2 million (15.2%) and $413.8 million (13.8%) in the first nine months of 2006 and 2005, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of AIG. (The preceding amounts include transactions with C.V. Starr & Co., Inc. (Starr) as described in Note 9(b).) In the 2006 periods, the great majority of such gross premiums written were recorded in the property, other liability and medical malpractice lines. In the 2005 periods, the great majority of such gross premiums written were recorded in the property, other liability, marine and aviation and, in the nine months period only, medical malpractice lines.

          Of the amounts above, $52.2 million and $31.1 million in the third quarter of 2006 and 2005, respectively, and $208.7 million and $159.5 million in the first nine months of 2006 and 2005, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH (of which, $26.3 million and $8.5 million in the third quarter of 2006 and 2005, respectively, and $130.6 million and $84.9 million in the first nine months of 2006 and 2005, respectively, were subsequently ceded in an equal amount to other AIG subsidiaries).

(b) Transactions with Starr

          According to the Schedule 13D filed on May 26, 2006 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the Universal Foundation, Inc., these reporting persons may be deemed to beneficially own 393.2 million shares of AIG common stock. Based on the shares of AIG common stock outstanding as of July 31, 2006, this ownership represents approximately 15% of the voting stock of AIG. Although these reporting persons have made filings under Section 16 of the Securities Exchange Act of 1934 reporting sales of shares of AIG common stock, no amendment to the Schedule 13D has been filed to report a change in the percentage of this ownership. Throughout 2005, certain directors of TRH were also stockholders, executive officers or directors of Starr. In 2006, no TRH directors are stockholders, executive officers or directors of Starr.

          In the normal course of business, certain of Starr’s subsidiaries operate as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, have produced reinsurance business for TRH. Commissions paid to such Starr subsidiaries are insignificant for the third quarter and first nine months of 2006. TRH paid commissions to Starr subsidiaries of $3.4 million and $8.6 million in the third quarter and first nine months of 2005, respectively, for such reinsurance purchased by subsidiaries of AIG totaling $15.1 million and $46.5 million for the third quarter and first nine months of 2005.

(c) Stock-Based Compensation

          Certain TRH employees participate in past stock-based compensation plans of SICO and in certain AIG stock-based compensation plans (see Note 4).

10. Contingencies

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

10. Contingencies (continued)

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

11. Recent Accounting Standards

(a) Change in Accounting Principle

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R and its related interpretive guidance replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and superceded Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share-based payment transactions with employees. SFAS No. 123R requires share-based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

          On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123 using the prospective method of transition. For the period from January 1, 2003 through December 31, 2005, TRH accounted for share-based payment transactions with employees under SFAS No. 123. Effective January 1, 2006, TRH adopted SFAS No. 123R using the Modified Prospective Application method. The Modified Prospective Application method provides for the recognition of the fair value with respect to stock-based compensation for shares granted or modified on or after January 1, 2006 and for all previously granted but unvested awards as of January 1, 2006. Accordingly, financial statement amounts for the 2005 periods presented in this Form 10-Q have not been restated. The impact of adopting SFAS No. 123R was not material to income (loss) before income taxes, net income (loss) (including basic and diluted net income (loss) per share amounts), financial condition or cash flows in the third quarter and first nine months of 2006. (See Note 4 for a discussion of stock-based compensation plans.)

(b) Other Accounting Standards

(i) In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. TRH is currently assessing the effect of implementing this guidance.

(ii) In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires an employer to prospectively recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

11. Recent Accounting Standards (continued)

          Under SFAS No. 158, TRH will be required to recognize the funded status of defined benefit and other postretirement plans, including the estimated portion of the funded status of AIG’s defined benefit and other postretirement plans associated with TRH employees. Based on review efforts to date, the estimated cumulative impact on TRH’s Consolidated Balance Sheet at December 31, 2006 as a result of the adoption of this standard is a net after-tax reduction in accumulated other comprehensive income, a component of stockholders’ equity, of less than $10 million. The actual cumulative impact to stockholders’ equity at December 31, 2006 may differ from the above estimate due to changes in economic assumptions such as the discount rate in effect on December 31, 2006 and the actual fair value of plan assets at year-end, among other factors. SFAS No. 158 will be effective for fiscal years ending after December 15, 2006.

(iii) In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires that registrants quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for registrants’ financial statements for fiscal years ending on or after November 15, 2006, with early application encouraged. The adoption of SAB No. 108 is not expected to have a material effect on TRH’s consolidated financial statements.

(iv) In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax refund. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on review efforts to date, TRH does not expect the adoption of FIN 48 to have a material effect on its results of operations, financial position or cash flows.

(v) In September 2005, the American Institute of Certified Public Accountants (AICPA) issued, and the FASB cleared, Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The effective date of the implementation guidance is January 1, 2007. TRH is currently assessing the effect of implementing this guidance.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          This Quarterly Report on Form 10-Q and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH), officers and representatives may from time to time make statements which may constitute “forward-looking statements” within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projects,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “think,” “thinks,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and similar expressions. These statements are not historical facts but instead represent only TRH’s belief regarding future events and financial performance, many of which, by their nature, are inherently uncertain and outside of TRH’s control. These statements may address, among other things, TRH’s strategy and expectations for growth, product development, government and industry regulatory actions, legal matters, market conditions, financial results and reserves, as well as the expected impact on TRH of natural and man-made (e.g., terrorist attacks) catastrophic events and political, economic, legal and social conditions.

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

          These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors in Part I, Item 1A in the Transatlantic Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A of the Transatlantic Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I – Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2006

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

FINANCIAL STATEMENTS

          The following discussion refers to the consolidated financial statements of TRH as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Notes 4 and 9 of Notes to Condensed Consolidated Financial Statements.)

EXECUTIVE OVERVIEW

          The operations of Transatlantic Holdings, Inc. (the Company) are conducted principally by its three major operating subsidiaries – Transatlantic Reinsurance Company (TRC), Trans Re Zurich (TRZ) and Putnam Reinsurance Company (Putnam) – and managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis – structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which, along with catastrophe-exposed (natural and man-made) property and casualty risks, may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

          TRH conducts its business and assesses performance through segments organized along geographic lines. Financial data from branches in the United States that underwrite primarily domestic business, as well as stock-based compensation expense and general corporate revenues and expenses, are reported in the Domestic segment. In addition, assets purchased with the proceeds from the $750 million aggregate principal amount of senior notes (issued in December 2005), related investment returns and the interest expense on such senior notes are reflected in the Domestic segment. Data from the London and Paris branches and from TRZ are reported in the aggregate as International – Europe and considered as one segment due to operational and regional similarities. Data from branches in the Americas, other than those in the United States which underwrite primarily domestic business, (i.e., the Toronto branch and the Miami branch (which serves Latin America and the Caribbean)) and from branches in the Asia Pacific region are grouped together as International – Other and represent the aggregation of non-material segments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION – CONTINUED
SEPTEMBER 30, 2006

          In recent periods, casualty lines have comprised approximately 70% of TRH’s net premiums written, while property lines comprised the balance. In addition, treaty reinsurance has totaled approximately 95% of net premiums written in such periods, with the balance representing facultative accounts. Moreover, business written by international branches has represented approximately half of net premiums written in such periods. (See OPERATIONAL REVIEW for detailed period to period comparisons of such measures.)

          American International Group, Inc. (AIG), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 60% of the common stock of the Company as of September 30, 2006.

          TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are in fixed maturity securities with an average duration of 6.0 years as of September 30, 2006. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH’s revenues, income (loss) before income taxes and net income (loss) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2006	2005	Change	2006	2005	Change

	(dollars in millions)

Revenues	$1,004.5	$945.6	6.2%	$3,036.0	$2,874.7	5.6%
Income (loss) before income taxes	131.1	(276.3)		391.0	(65.9)
Net income (loss)	106.9	(144.2)		313.4	24.4

          CONSOLIDATED RESULTS AND MARKET CONDITIONS

          Revenues for the third quarter of 2006 increased compared to the same prior year periods, principally due to increases in Domestic net premiums earned and consolidated net investment income offset, in part, by decreases in International – Europe net premiums earned and consolidated realized net capital gains. The London branch reported the great majority of the decrease in International – Europe net premiums earned. Net investment income increased in the third quarter of 2006 due largely to an increase in fixed maturity investment income, resulting from continued positive operating cash flow and the investment of the net proceeds from the issuance of $750 million principal amount senior notes in December 2005.

          Revenues for the first nine months of 2006 increased compared to the same prior year period, principally due to increases in Domestic and, to a lesser extent, International – Other net premiums earned and consolidated net investment income offset, in part, by a decrease in International – Europe net premiums earned. The increase in International – Other net premiums earned occurred principally in the Miami (serving Latin America and the Caribbean) and, to lesser extents, in the Hong Kong and Toronto branches. Each of the London and Paris branches and TRZ reported a significant portion of the decrease in International – Europe net premiums earned in the first nine months of 2006. Net investment income increased in the first nine months of 2006 due largely to an increase in fixed maturity investment income and, to a lesser extent, to an increase in partnership income. The increase in fixed maturity investment income was a result of investment returns from continued positive operating cash flow and the investment of the net proceeds from the issuance of $750 million principal amount senior notes in December 2005.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION – CONTINUED
SEPTEMBER 30, 2006

          There were no significant net catastrophe costs for events occurring in the first nine months of 2006. The third quarter of 2005 includes net catastrophe costs of $395.0 million ($255.8 million after tax), including $40.4 million of net ceded reinstatement premiums. The first nine months of 2005 includes net catastrophe costs of $444.5 million ($291.7 million after tax), including $59.5 million of net ceded reinstatement premiums. Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in many excess-of-loss catastrophe contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net ceded reinstatement premiums served to reduce net premiums written and earned.

          Income (loss) before income taxes and net income (loss) increased in the third quarter and first nine months of 2006 as compared to the same prior year periods principally due to increased underwriting profit (loss) and net investment income, offset, in part, by interest expense on TRH’s senior notes and decreased net realized capital gains. The increased underwriting profit (loss) in the 2006 periods reflect an improved combined ratio resulting largely from reduced significant net catastrophe costs and, to a much lesser extent, lower net adverse loss reserve development. Decreases in net catastrophe costs and lower net adverse loss reserve development in the aggregate increased underwriting profit (loss) by approximately $400.8 million and $465.2 million in the third quarter and first nine months of 2006, respectively, as compared to the same year ago periods. The reasons for the increase in net investment income are as discussed earlier.

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

          In 2006, market conditions continued to improve in the property sector, most significantly in catastrophe-exposed areas. Changes in the property sector were more significant domestically. In addition, in some classes, increased ceding company retentions served to mitigate premium growth in 2006. The catastrophe reinsurance contracts written in mid-year 2006 saw greater increases in rates and ceding company retentions versus the January 2006 improvements. Terms on international catastrophe business also began to modestly improve in the second half of the year. Casualty rates have remained flat or have shown some weakness domestically, while internationally, casualty rates have weakened more meaningfully from their recent peaks. Casualty terms and conditions generally held firm.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION – CONTINUED
SEPTEMBER 30, 2006

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

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

OPERATIONAL REVIEW

          RESULTS OF OPERATIONS

          TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2006	2005	Change	2006	2005	Change

	(dollars in millions)

Net premiums written	$895.3	$858.2	4.3%	$2,723.3	$2,627.2	3.7%
Net premiums earned	895.6	844.5	6.1	2,712.5	2,594.1	4.6
Net investment income	106.8	87.6	21.9	317.0	256.1	23.8

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

          The increase in net premiums written for the third quarter and first nine months of 2006 compared with the same prior year periods occurred in Domestic and, to a lesser extent, International – Other operations offset, in part, by decreased net premiums written from International – Europe. The changes in net premiums written between the 2006 and 2005 periods generally reflect TRH’s underwriting philosophy and prevailing market conditions. On a worldwide basis, casualty lines business represented 73.1% of net premiums written in the nine months ended September 30, 2006 versus 70.8% in the same 2005 period. The balance represented property lines. Treaty business represented 95.0% of net premiums written in the first nine months of 2006 versus 95.5% in the year ago period. The balance represented facultative accounts.

          The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the three and nine month periods ended September 30, 2006 compared to the same 2005 periods:

	Three Months Ended September 30	Nine Months Ended September 30

Increase in orignal currency	3.5%	4.0%
Foreign exchange effect	0.8	(0.3)
Increase as reported in U.S. dollars	4.3	3.7

          Domestic net premiums written increased in the third quarter of 2006 by $36.7 million, or 9.6%, compared to the third quarter of 2005, to $419.9 million. Significant increases in domestic net premiums written were recorded in the other liability ($54.5 million), medical malpractice ($24.5 million) and accident and health (A&H) ($21.7 million) lines. These increases were offset, in part, by significant decreases in the property ($39.6 million) line, principally homeowners’, along with relatively minor decreases spread among several other lines. Domestic net premiums written increased in the first nine months of 2006 by $127.1 million, or 10.7%, compared to the same prior year period, to $1,309.7 million. Significant increases in net premiums written were recorded in the other liability ($99.7 million), A&H ($33.2 million) and medical malpractice ($20.4 million) lines. These increases were partially offset by a significant decrease in the ocean marine and aviation ($17.9 million) line along with relatively minor decreases spread among several other lines. A significant reduction of net ceded reinstatement premiums, mostly affecting the property line (as discussed later in this section) contributed to the increase in Domestic net premiums written for the 2006 third quarter and first nine months.

          International net premiums written in the third quarter of 2006 totaled $475.4 million, remaining level with the same prior year period. Significant increases in the Miami and Toronto branches of $8.7 million and $7.5 million, respectively, were offset by a significant decrease in TRZ of $14.2 million. In the third quarter of 2006 compared to the same 2005 quarter, international net premiums written increased significantly in the property line ($16.2 million), offset by significant decreases in the medical malpractice line ($14.2 million). International net premiums written decreased in the first nine months of 2006 by $31.0 million, or 2.1%, compared to the same prior year period, to $1,413.5 million. TRZ and the Paris and London branches experienced the largest declines with decreases of $31.9 million, $23.2 million and $21.6 million, respectively, offset, in part, by a significant increase in the Miami and Toronto branches of $33.2 million and $15.1 million, respectively. In the first nine months of 2006 compared to the same 2005 period, international net premiums written decreased significantly in the auto liability ($55.7 million), property ($26.4 million) and other liability ($17.4 million) lines, partially offset by significant increases in the ocean marine and aviation ($43.5 million) and A&H ($12.8 million) lines along with relatively minor increases spread among several other lines. The decrease in international net premiums written in the first nine months of 2006 compared to the same 2005 period was partially offset by a significant reduction of net ceded reinstatement premiums in the 2006 period. The overall change in international net premiums written in the three and nine month periods include the impact of changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business as discussed earlier. International business represented 51.9% and 55.0% of worldwide net premiums written for the first nine months of 2006 and 2005 period, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

          Net reinstatement premiums were not significant in the third quarter or first nine months of 2006. Net premiums written and earned in the third quarter of 2005 include net ceded reinstatement premiums of $40.4 million related to catastrophe losses from 2005. Net premiums written and earned in the first nine months of 2005 include net ceded reinstatement premiums of $59.5 million, respectively, related to catastrophe losses from 2005 and 2004.

          Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written, except as discussed earlier as regards reinstatement premiums. A significant portion of the decrease in ceded premiums written in the third quarter and first nine months of 2006 compared to the same 2005 periods is due to a reduction in ceded reinstatement premiums related to 2005 and 2004 catastrophes, partially offset by increases in premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates. The amounts of gross and ceded reinstatement premiums from significant catastrophe events included in the 2005 third quarter and first nine months are included in Note 3 of Notes to Condensed Consolidated Financial Statements. Reinstatement premiums from significant catastrophe events for the comparable 2006 periods are not significant.

          As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

          Net investment income increased in the third quarter and first nine months of 2006 as compared to the same prior year periods due generally to investment returns from continued positive operating cash flow, the investment of the net proceeds from issuance of $750 million principal amount senior notes in December 2005 and, for the nine months period only, increases in partnership income. The components of net investment income for the periods indicated are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(in millions)
Fixed maturities	$88.8	$75.5	$262.1	$223.0
Equities	9.5	5.3	24.8	19.3
Other invested assets (principally partnerships)	4.0	4.0	22.2	11.3
Other	7.1	4.7	16.3	9.4

Total investment income	109.4	89.5	325.4	263.0
Investment expenses	(2.6)	(1.9)	(8.4)	(6.9)

Net investment income	$106.8	$87.6	$317.0	$256.1

          The pre-tax effective yield on investments was 4.0% for the three month period ending September 30, 2006 compared to 4.1% for the same prior year period. The pre-tax effective yield on investments was 4.2% for the first nine months of 2006 compared to 4.0% for the same prior year period. The pre-tax effective yield on investments represents annualized pre-tax net investment income for the periods indicated divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

          Realized net capital gains totaled $2.1 million and $13.5 million for the third quarter of 2006 and 2005, respectively. Realized net capital gains totaled $6.5 million and $24.4 million for the first nine months of 2006 and 2005, respectively. Realized net capital gains include investment dispositions, which reflect TRH’s investment and tax planning strategies to maximize after-tax income, and write-downs of securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. In the third quarter and first nine months of 2006, pre-tax realized net capital gains includes charges for write-downs of $1.1 million related to fixed maturities available for sale and an insignificant amount related to common stocks available for sale. There were no such write-downs in the third quarter of 2005. Such charges were insignificant in the first nine months of 2005. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in the determination of such write-downs.) In addition, realized net capital gains in the third quarter and first nine months of 2006 were reduced by net foreign currency transaction losses related to non-functional currencies of $1.8 million and $1.7 million, respectively.

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

          The following table presents loss and LAE ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Consolidated:
Loss and LAE ratio	67.9%	115.4%	68.6%	86.0%
Underwriting expense ratio	28.1	28.8	27.6	26.9
Combined ratio	96.0	144.2	96.2	112.9

Domestic:
Loss and LAE ratio	77.6%	167.9%	77.5%	107.2%
Underwriting expense ratio	26.0	26.2	25.5	25.5
Combined ratio	103.6	194.1	103.0	132.7

International:
Loss and LAE ratio	58.9%	74.9%	60.7%	69.6%
Underwriting expense ratio	29.9	30.9	29.5	28.0
Combined ratio	88.8	105.8	90.2	97.6

          The improvement in the loss and LAE ratio for consolidated TRH in the third quarter and first nine months of 2006 as compared to the same 2005 periods relates to a lower loss and LAE ratio from international and domestic operations. Two factors in the improvement in the loss and LAE ratio for consolidated TRH are lower net catastrophe costs and, to a much lesser extent, lower net adverse loss reserve development, primarily from domestic operations.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

          There were no significant net catastrophe costs for events occurring during the first nine months of 2006. The third quarter and first nine months of 2005 includes net catastrophe costs of $395.0 million and $444.5 million, respectively. Such net catastrophe costs include net ceded reinstatement premiums of $40.4 million and $59.5 million in the third quarter and first nine months of 2005, respectively. 2005 third quarter and first nine months net catastrophe costs principally arose from Hurricane Katrina (approximately $300 million) and Hurricane Rita (approximately $50 million). Net catastrophe costs in the aggregate added 0.5%, 0.6% and 0.3% to the third quarter of 2006 and 0.7%, 0.5% and 0.9% to the first nine months of 2006 combined ratios for consolidated, domestic and international, respectively. Net catastrophe costs in the aggregate added 46.6%, 86.5% and 16.5% to the third quarter of 2005 and 17.0%, 30.4% and 6.8% to the first nine months of 2005 combined ratios for consolidated TRH, domestic and international, respectively. (See discussion under Note 3 of Notes to Condensed Consolidated Financial Statements for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

          While TRH believes that it has taken appropriate steps to manage its exposure to possible future catastrophe costs, the occurrence of one or more natural or man-made catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses could have a material adverse effect on TRH’s results of operations, liquidity or financial condition. Current techniques and models may not accurately predict the probability of catastrophic events in the future and the extent of the resulting losses. Moreover, one or more catastrophe losses could weaken TRH’s retrocessionnaires and result in an inability of TRH to collect reinsurance recoverables.

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

          Consolidated net losses and LAE includes net adverse development related to losses occurring in prior years which, in total, approximated $24 million and $89 million for the third quarter and first nine months of 2006, respectively. The net adverse loss reserve development for the first nine months of 2006 was comprised of approximately $227 million related to losses occurring in 2002 and prior, partially offset by favorable development of approximately $138 million related primarily to losses occurring in 2005. Net adverse development related to losses occurring in prior years totaled approximately $30 million and $120 million for the three and nine month periods ended September 30, 2005, respectively. The great majority of such development in both the 2006 and 2005 periods relates to domestic operations. For both the 2006 and 2005 periods, significant adverse loss reserve development was related to non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such classes as D&O.

          Additionally, included in the above total net adverse development amounts are amounts related to the net adverse development of significant catastrophe losses occurring in prior years, a component of net catastrophe costs. Such net adverse development for the three and nine months ended September 30, 2006 totaled approximately $4 million and $24 million, respectively, related principally to catastrophe loss events occurring in 2005. There was no significant net adverse loss reserve development related to prior significant catastrophe losses in the third quarter of 2005. For the first nine months of 2005, approximately $15 million of net adverse loss reserve development related to significant catastrophe losses, principally related to events occurring in 2004.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

          The main reason for the decrease in gross and ceded losses and LAE incurred in the three and nine month periods ended September 30, 2006 compared to the same prior year periods is the decrease in gross and ceded catastrophe losses in the 2006 periods (see Note 3 of Notes to Condensed Consolidated Financial Statements), partially offset, in the 9 months period only, by an approximately $190 million increase in gross and ceded losses and LAE incurred related to business assumed from an affiliate which, by prearrangement with TRH, were then ceded in an equal amount to other affiliates.

          The underwriting expense ratio for consolidated TRH decreased in the third quarter of 2006 compared to the same 2005 quarter. The decrease is comprised of a decrease of 1.2% in the commission expense component, partially offset by an increase of 0.5% in the other underwriting expense component. The underwriting expense ratio for consolidated TRH increased in the first nine months of 2006 compared to the same prior year period. The increase is principally comprised of an increase of 0.4% in the commission expense component and an increase of 0.3% in the other underwriting expense component. The increase in the commission expense component for the first nine months is due largely to higher commission costs from London operations, primarily related to pro rata business.

          Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

          In December 2005, the Company completed a public offering of $750 million principal amount of its 5.75% senior notes due in 2015 (the Senior Notes). The third quarter and first nine months of 2006 includes interest expense incurred of $10.9 million and $32.6 million, respectively, and interest paid of nil and $21.6 million, respectively, in connection with the Senior Notes.

          Expenses related to stock compensation agreements totaled $2.7 million and $1.9 million in the third quarter of 2006 and 2005, respectively, and $7.6 million and $5.1 million for the first nine months of 2006 and 2005, respectively. The majority of such expenses are in “other, net” in the Consolidated Statements of Operations. “Other, net” also contains general corporate expenses and other miscellaneous items.

          Income (loss) before income taxes amounted to $131.1 million and $391.0 million for the three and nine months ended September 30, 2006, respectively, compared to ($276.3) million and ($65.9) million in the same 2005 periods. The increases in income (loss) before income taxes in the 2006 periods compared to the amounts in the same prior year periods were due to higher underwriting profit (loss) and increased net investment income in the 2006 periods, offset, in part, by interest expense related to the Senior Notes and decreased net realized capital gains in the 2006 periods. The higher underwriting profit (loss) was due primarily to decreases in net catastrophe costs and, to a much lesser extent, lower net adverse loss reserve development, which in the aggregate increased underwriting profit (loss) by approximately $400.8 million and $465.2 million in the three and nine month periods, respectively.

          Federal and foreign income tax expense (benefit) of $24.2 million and ($132.1) million were recorded in the third quarter of 2006 and 2005, respectively. Federal and foreign income tax expense (benefit) of $77.7 million and ($90.3) million were recorded in the first nine months of 2006 and 2005, respectively. The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

          Income tax expenses (benefits) recorded for all interim periods consider the estimated impact of all then-currently known events, including those that have occurred subsequent to the end of the period, such as Hurricane Wilma for the 2005 periods, for purposes of computing the estimated full year effective tax rates. Such effective tax rates are used in the determination of the interim period income tax expenses (benefits), pursuant to the application of the effective tax rate method. All other 2005 estimated impacts on the financial statements of TRH related to Hurricane Wilma were recorded in the period of occurrence (i.e., the fourth quarter of 2005).

          The effective tax rates, which represent income taxes (benefits) divided by income (loss) before income taxes, were 18.5% and 47.8% in the third quarter of 2006 and 2005, respectively, and were 19.9% and 137.0% in the first nine months of 2006 and 2005, respectively. The unusual effective tax rates in the 2005 periods are due to significant tax benefits recorded in those periods related to costs resulting from catastrophe loss events. (See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of taxes recorded in the comparable quarter and year to date periods, including a reconciliation between the statutory tax rate of 35% and effective rates used by TRH for each of the nine month periods of 2006 and 2005.)

          Through the application of the effective tax rate method, TRH recognized tax benefits of $139.2 million and $152.8 million related to net catastrophe costs in the third quarter and first nine months of 2005, respectively, and recognized certain minimal additional amounts of tax benefits related to such costs from such periods in the fourth quarter of 2005. Tax benefits related to net catastrophe costs were not material in the third quarter and first nine months of 2006.

          Net income for the third quarter of 2006 was $106.9 million, or $1.61 per common share (diluted), compared to net loss of ($144.2) million, or ($2.19) per common share (diluted), in the 2005 third quarter. Net income for the first nine months of 2006 was $313.4 million, or $4.73 per common share (diluted), compared to net income of $24.4 million, or $0.37 per common share (diluted), in the same 2005 period. Reasons for the changes in the components of net income (loss) between periods are as discussed earlier in RESULTS OF OPERATIONS.

          SEGMENT RESULTS

          (a) Domestic:

          Comparing the results for the three month and nine month periods ended September 30, 2006 with the same prior year periods, revenues increased due primarily to increases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS, and increased net investment income, partially offset by a decrease in net realized capital gains. A significant portion of the increase in net investment income is due to the investment of the net proceeds from the issuance of the Senior Notes in the fourth quarter of 2005 and, for the nine months period only, increases in partnership income.

          Income (loss) before income taxes increased in both the third quarter and first nine months of 2006 as compared to the same 2005 periods primarily due to a reduction in underwriting loss and, to a lesser extent, an increase in net investment income, offset, in part, by interest expense on the Senior Notes and a decrease in net realized capital gains in the 2006 periods. The reduced underwriting loss in the 2006 periods is due principally to lower net catastrophe costs.

          The third quarter and first nine months of 2006 include approximately $2.6 million and $6.2 million, respectively, of net catastrophe costs. The third quarter and first nine months of 2005 include approximately $315.8 million and $344.4 million, respectively, of net catastrophe costs primarily related to Hurricane Katrina and, to a much lesser extent, Hurricane Rita.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

          (b) International – Europe (London and Paris branches and TRZ):

          Revenues for the three month period ended September 30, 2006 decreased compared to the same 2005 quarter due primarily to decreases in net premiums written, net of the change in unearned premiums, with the largest decrease in the London branch. The decrease in net premiums written for the third quarter of 2006 relates largely to the medical malpractice, auto liabilty and other liability lines offset, in part, by an increase in the ocean marine line. The overall decrease in net premiums written for the three month period was offset, in part, by the change in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2006 period as compared to the same prior year period. Comparing the nine month period ended September 30, 2006 with the same prior year period, revenues decreased due primarily to a decrease in net premiums written, net of the change in unearned premiums, in each branch and TRZ. The decrease in net premiums written for the nine month period relates largely to the auto liability, property and other liability lines offset, in part, by increases in the ocean marine and aviation and A&H lines. The overall decrease in net premiums written for the nine month period was offset, in part, by a significant reduction in net ceded reinstatement premiums in the 2006 period as compared to the same 2005 period.

          Income (loss) before income taxes in the third quarter and first nine months of 2006 increased compared to the same 2005 periods due primarily to increased underwriting profit (loss) and, to a much lesser extent, increased net investment income. The increase in underwriting profit (loss) in the 2006 periods compared to the same 2005 periods is due principally to lower net catastrophe costs.

          The third quarter and first nine months of 2006 include approximately $1.4 million and $18.2 million, respectively, of net catastrophe costs. The third quarter and first nine months of 2005 include approximately $75.5 million and $91.4 million of net catastrophe costs, respectively, principally related to Hurricane Katrina, Central European floods and European Windstorm Erwin.

          (c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

          Revenues for the third quarter of 2006 increased compared to the same 2005 period due primarily to increased net premiums written, net of the change in unearned premiums, with the largest increases in the Toronto branch. Significant increases in net premiums written occurred in the property lines. Revenues for the first nine months of 2006 increased compared to the same 2005 period due primarily to increased net premiums written, net of the change in unearned premiums, with the largest increases in the Miami and, to lesser extents, in the Hong Kong and Toronto branches. Significant increases in net premiums written occurred in the property, auto liability and other liability lines.

          Income before income taxes in the three and nine month periods ended September 30, 2006 increased compared to the comparable 2005 periods primarily due to increases in underwriting profit, resulting largely from improved loss experience including lower net catastrophe costs, and increased net investment income.

          The third quarter and first nine months of 2006 includes approximately $0.1 million and ($5.6) million, respectively, of net catastrophe costs. The third quarter and first nine months of 2005 includes approximately $3.7 million and $8.7 million, respectively, of net catastrophe costs.

FINANCIAL CONDITION AND LIQUIDITY

          As a holding company, the Company’s assets consist primarily of the stock of TRC. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s future cash flows and its ability to make interest payments (approximately $43 million annually) on the Senior Notes depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the third quarter of 2006 and 2005, the Company received cash dividends from TRC of $20.4 million and $9.5 million, respectively. For the first nine months of 2006 and 2005, the Company received cash dividends from TRC of $58.0 million and $28.5 million, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

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

          At September 30, 2006, total investments and cash were $11.06 billion compared to $9.24 billion at December 31, 2005. The increase was caused, in large part, by $633.5 million of cash provided by operating activities, $1,074.1 million of net funds received under securities loan agreements and by an increase of approximately $160 million due to the foreign exchange impact of the weakening U.S. dollar against certain currencies in which the investments are denominated over the first nine months of 2006, offset, in part, by a decrease in unrealized appreciation of investments of $19.1 million (see discussion of the change in unrealized appreciation of investments, net of tax, below).

          TRH’s fixed maturity investments, approximately 74.0% of total investments as of September 30, 2006, are predominantly investment grade, liquid securities, approximately 97.1% of which will mature in less than 10 years. The average duration of the fixed maturity portfolio was 6.0 years as of September 30, 2006. Also as of that date, approximately 8.1% of total investments were in common and nonredeemable preferred stocks, approximately 1.6% of total investments were in other invested assets, consisting of investments in partnerships, approximately 15.7% of total investments were in the short-term investment of funds received under securities loan agreements, and the remaining 0.6% consisted of short-term investments. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2006 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

          Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. TRH purchases certain fixed maturities which are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. TRH purchases certain equities, which are classified as trading, to meet short term investment objectives. In 2006, TRH increased its holdings in nonredeemable preferred stocks, consistent with its overall investment objectives. In addition, TRH engages in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the market value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates market value) of the lending agent, an AIG subsidiary, in these transactions. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The market values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $1,606.8 million and $40.5 million, respectively, as of September 30, 2006. The increase in short-term investment of funds received under securities loan agreements reflects increased demand to borrow securities denominated in certain European currencies.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

          At September 30, 2006, pre-tax gross unrealized gains and losses on all fixed maturities (including those held to maturity and carried at amortized cost) amounted to $187.5 million and $16.5 million, respectively. While the changes in such gross unrealized gains and losses are modest for the first nine months of 2006, gross unrealized gains increased $103.6 million and gross unrealized losses decreased $56.6 million in the third quarter of 2006 principally due to a reduction of market interest rates during the quarter. At September 30, 2006, gross unrealized gains and losses on equities available for sale amounted to $42.2 million and $5.8 million, respectively.

          As of September 30, 2006, 95.7% of the fixed maturity portfolio was rated Aaa or Aa, 3.8% was rated A, an additional 0.4% was also rated investment grade and 0.1% was not rated. Also, as of September 30, 2006, TRH had no derivative instruments.

          Management reviews TRH’s investments on a continual basis for evidence of other than temporary declines in market value, exercising its judgment in making such a determination, and calculates the amount of loss recognition (as a realized capital loss) resulting from investment write-downs.

          In general, a security is considered a candidate for such a write-down if it meets any of the following criteria:

•	Trading at a significant (25% or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer);

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

          Once a security has been identified as other than temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price and recorded as a realized capital loss.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

          Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (reserve development) and payments of losses and loss adjustment expenses for which reserves were previously established.

          At September 30, 2006, unpaid losses and loss adjustment expenses (gross loss reserves) totaled $7.44 billion, an increase of $330.7 million, or 4.6%, as compared to December 31, 2005. The increase in gross loss reserves includes the net impact of changes in foreign currency exchange rates since the end of 2005 of $113 million and gross loss reserve development.

          The components of gross loss reserves as of September 30, 2006 consisted of $4.12 billion of reported amounts (case reserves) and $3.32 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross loss reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

          At September 30, 2006, reinsurance recoverable on gross loss reserves totaled $1.31 billion (a component of reinsurance recoverable on paid and unpaid losses on the Balance Sheet which is net of an allowance for uncollectible reinsurance recoverable of approximately $13 million), a decrease of $96.7 million, or 6.9%, from the prior year end. The decrease in reinsurance recoverable on gross loss reserves from year end 2005 is due, in part, to a decrease in reinsurance recoverable on ceded losses related to catastrophes occurring principally in 2005.

          Net loss reserves totaled $6.12 billion at September 30, 2006, an increase of $427.5 million, or 7.5%, from the prior year end. The increase in loss reserves includes the impacts of foreign currency exchange rate changes of $113 million and net loss reserve development. The first nine months of 2006 included paid losses and loss adjustment expenses, net of reinsurance recovered, related to net catastrophe losses of approximately $207 million principally related to events occurring in 2005. The first nine months of 2005 included paid losses and loss adjustment expenses, net of reinsurance recovered, related to net catastrophe losses of approximately $168 million principally related to events occurring in 2004. The change in net loss reserves is charged to income as incurred.

          An analysis of the change in gross and net loss reserves for the first nine months of 2006, with comparable 2005 data, follows:

	Nine Months Ended September 30,

	2006	2005

	(in millions)

At beginning of year:
Gross loss reserves	$7,113.3	$5,941.5
Less reinsurance recoverable	(1,422.9)	(960.9)

Net loss reserves	5,690.4	4,980.6

Net losses and LAE incurred (including net adverse development on losses occurring in prior years of: 2006 - $89 million; 2005 - $120 million)	1,860.3	2,232.2
Net losses and loss adjustment expenses paid	1,545.8	1,573.4
Foreign exchange effect	113.0	(83.6)

At end of period:
Net loss reserves	6,117.9	5,555.8
Plus reinsurance recoverable	1,326.1	1,421.3

Gross loss reserves	$7,444.0	$6,977.1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

          Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss reserves carried at September 30, 2006 are adequate.

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

          For the first nine months of 2006, TRH’s operating cash flow was $633.5 million, an increase of $72.1 million from the same 2005 period. The increase in operating cash flow, which emanated from domestic sources, is primarily due to increased investment income received and increased recoveries of reinsurance recoverables, partially offset by interest paid on the Senior Notes.

          As significant losses from catastrophes occurring in 2005, the September 11, 2001 terrorist attack and Enron reinsurance exposure remain unpaid, TRH expects that payments related to these events will have an adverse impact on operating cash flows in the remaining quarter of 2006 and perhaps thereafter.

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

          Of total consolidated operating cash flows, $270.1 million and $283.1 million were derived from international operations in the first nine months of 2006 and 2005, respectively. In each of these periods, London was the most significant source of international operating cash flows.

          TRH believes that its balance of cash and cash equivalents of $189.1 million as of September 30, 2006 and its future cash flows will be sufficient to meet TRH’s cash requirements through the end of 2006 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

          TRH’s operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. (See Part I – Item 3 for further discussion.)

          TRH’s stockholders’ equity totaled $2.83 billion at September 30, 2006, an increase of $289.0 million from year end 2005. The net increase consisted primarily of net income of $313.4 million, partially offset by cash dividends declared of $25.6 million and a decrease in accumulated other comprehensive income of $7.3 million.

          The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized depreciation of investments, net of income taxes, of $12.4 million, partially offset by a net unrealized foreign currency translation gain from functional currencies, net of income taxes, of $5.1 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of a decrease of $12.5 million in unrealized appreciation of fixed maturities available for sale offset, in part, by an increase of $2.9 million in unrealized appreciation of equities available for sale.

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

          On January 1, 2003, TRH adopted the recognition provisions of SFAS No. 123 using the prospective method of transition. For the period from January 1, 2003 through December 31, 2005, TRH accounted for share-based payment transactions with employees under SFAS No. 123. Effective January 1, 2006, TRH adopted SFAS No. 123R using the Modified Prospective Application method. The Modified Prospective Application method provides for the recognition of the fair value with respect to stock-based compensation for shares granted or modified on or after January 1, 2006 and for all previously granted but unvested awards as of January 1, 2006. Accordingly, financial statement amounts for the 2005 periods presented in this Form 10-Q have not been restated. The impact of adopting SFAS No. 123R was not material to income (loss) before income taxes, net income (loss) (including basic and diluted net income (loss) per share amounts), financial condition or cash flows in the third quarter and first nine months of 2006.

          (b) Other Accounting Standards

(i) In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. TRH is currently assessing the effect of implementing this guidance.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

(ii) In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires an employer to prospectively recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

          Under SFAS No. 158, TRH will be required to recognize the funded status of defined benefit and other postretirement plans, including the estimated portion of the funded status of AIG’s defined benefit and other postretirement plans associated with TRH employees. Based on review efforts to date, the estimated cumulative impact on TRH’s Consolidated Balance Sheet at December 31, 2006 as a result of the adoption of this standard is a net after-tax reduction in accumulated other comprehensive income, a component of stockholders’ equity, of less than $10 million. The actual cumulative impact to stockholders’ equity at December 31, 2006 may differ from the above estimate due to changes in economic assumptions such as the discount rate in effect on December 31, 2006 and the actual fair value of plan assets at year-end, among other factors. SFAS No. 158 will be effective for fiscal years ending after December 15, 2006.

(iii) In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires that registrants quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for registrants’ financial statements for fiscal years ending on or after November 15, 2006, with early application encouraged. The adoption of SAB No. 108 is not expected to have a material effect on TRH’s consolidated financial statements.

(iv) In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax refund. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on review efforts to date, TRH does not expect the adoption of FIN 48 to have a material effect on its results of operations, financial position or cash flows.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION - CONTINUED
SEPTEMBER 30, 2006

(v) In September 2005, the American Institute of Certified Public Accountants (AICPA) issued, and the FASB cleared, Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The effective date of the implementation guidance is January 1, 2007. TRH is currently assessing the effect of implementing this guidance.

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

          TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance, and the Senior Notes. TRH has calculated the VaR for the first nine months of 2006 and the year ending December 31, 2005 using historical simulation. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Consolidated totals are calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one-month holding period is assumed in computing the VaR figure.

          The following table presents the VaR on a combined basis and of each component of market risk for the nine months ended September 30, 2006 and for the year ended December 31, 2005. VaR with respect to combined operations cannot be derived by aggregating the individual risk amounts presented herein.

Market Risk

(in millions)

	2006				2005

	As of September 30,	Average	High	Low	As of December 31,	Average	High	Low

Combined	$179	$194	$211	$179	$199	$191	$199	$181
Interest rate	169	191	207	169	205	212	228	205
Equity	50	46	50	42	46	54	65	46
Currency	21	19	21	17	17	15	19	12

Part I – Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

          Transatlantic Holdings, Inc. and its subsidiaries (collectively, TRH) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports TRH files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of September 30, 2006, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the third quarter of 2006.

Part II – Item 6. Exhibits

          See accompanying Exhibit Index.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSATLANTIC HOLDINGS, INC.

(Registrant)

/s/ STEVEN S. SKALICKY

Steven S. Skalicky
On behalf of the registrant and in his capacity as Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 8, 2006

EXHIBIT INDEX

Exhibit Number	Description	Location

10.1	Transatlantic Holdings, Inc. Partners Plan.	Filed herewith.

10.2	Transatlantic Holdings, Inc. Senior Partners Plan.	Filed herewith.

10.3	Transatlantic Holdings, Inc. Annual Bonus Plan.	Filed herewith.

10.4	Form of Transatlantic Holdings, Inc. Partners Plan Performance RSU Award Agreement.	Filed herewith.

10.5	Form of Transatlantic Holdings, Inc. Senior Partners Plan Performance RSU Award Agreement.	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Provided herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Provided herewith.