Form 10-K
period 2006-12-31
TRANSATLANTIC HOLDINGS INC
filed 2007-02-28
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 OR
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
(Registrant’s telephone number, including area code)

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
Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer   ☑  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,493,774,222.

As of January 31, 2007, there were outstanding 66,045,926 shares of Common Stock, $1.00 par value, of the registrant.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the stockholders of the registrant scheduled to be held on May 24, 2007 are incorporated by reference in Part III of this Form 10-K.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I

Item 1. Business

Introduction

Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries, “TRH”) is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (“Putnam”), the Company’s name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company (“TRC”) in exchange for shares of Common Stock of the Company (the “Share Exchange”). Prior to the Share Exchange, American International Group, Inc. (“AIG”, and collectively, with its subsidiaries, the “AIG Group”) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company’s outstanding Common Stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company’s Common Stock (“TRH shares”) in a public offering. As of December 31, 2006, 2005 and 2004, AIG beneficially owned approximately 59% of the Company’s outstanding shares.

The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich (“TRZ”), acquired by TRC in 1996, and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on both a treaty and facultative basis. These products are offered directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is licensed in Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region, People’s Republic of China and Australia. In addition, TRC is registered or authorized as a foreign reinsurer in Argentina (where it maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), Brazil (where it maintains a representative office in Rio de Janeiro, Transatlantic Re (Brasil) Ltda.), the Republic of Panama (where it maintains a representative office, TRC (PANAMÁ) S.A.), Bolivia, Chile, Colombia, Ecuador, El Salvador, France, Guatemala, Honduras, Mexico, Nicaragua, Paraguay, Peru, Uruguay, Venezuela and is authorized to maintain a representative office in Shanghai, People’s Republic of China. TRZ is licensed as a reinsurer in Switzerland. Transatlantic Polska Sp. z o.o., a subsidiary of TRC, maintains a registered representative office in Warsaw, Poland.

TRH’s principal lines of reinsurance include other liability (including directors’ and officers’ liability (“D&O”) and errors and omissions coverages (“E&O”)), ocean marine and aviation, medical malpractice, auto liability (including non-standard risks), accident and health (“A&H”) and surety and credit in the casualty lines, and fire, allied lines, auto physical damage and homeowners multiple peril lines in the property lines. Reinsurance is provided for most major lines of insurance on both excess-of-loss and pro rata bases.

TRH’s website, which can be found on the Internet at http://www.transre.com, contains frequently updated information about the Company and its operations. Copies of TRH’s recent Forms 10-K, Forms 10-Q and Forms 8-K, and all amendments to those reports, can be accessed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission by clicking on “Transatlantic Holdings, Inc. Investor Information” on TRH’s website and then clicking on “SEC Filings (including Section 16 Filings—Forms 3, 4 and 5).” TRH also makes available on its corporate website copies of its charters for its Audit, Nominating and Corporate Governance and Compensation Committees, as well as its Corporate Governance Guidelines, Director Independence Standards, Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics and Employee Code of Conduct.

In addition, copies of any of TRH’s reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, as well as any Quarterly Earnings Press Release may be obtained by contacting TRH’s Investor Relations Department at:

Transatlantic Holdings, Inc. 80 Pine Street New York, New York 10005 Telephone: (212) 770-2040 Telefax: (212) 248-0965 E-mail: investor_relations@transre.com

Throughout this Annual Report on Form 10-K, TRH presents its operations in the way it believes will be most meaningful. TRH’s unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, and TRH’s combined ratio and its components are presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

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

A ceding company’s reinsurance program may involve pro rata and excess-of-loss reinsurance on both a treaty and facultative basis. Under pro rata reinsurance (also referred to as proportional), the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. Under excess-of-loss reinsurance, the reinsurer agrees to reimburse the ceding company for all losses in excess of a predetermined amount up to a predetermined limit. Premiums paid by the ceding company to the reinsurer for excess-of-loss coverage are generally not proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk.

In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. Generally, the ceding commission is based on the ceding company’s cost of obtaining the business being reinsured (i.e., brokers’ and agents’ commissions, local taxes and administrative expenses). Often there is no ceding commission on excess-of-loss reinsurance and therefore the pricing mechanism used by reinsurers in those instances is a rate applicable to premiums of the individual policy or policies subject to the reinsurance agreement.

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

Casualty insurance can be written on a claims-made or an occurrence basis. Claims-made policies generally provide coverage for claims made during the policy period regardless of when the act causing the claim occurred. Occurrence policies generally provide coverage in perpetuity for acts committed during the policy period regardless of when the claim is made. Depending on the nature of the business and statute of limitations, the final claims costs for occurrence business can take many years to be definitively known given that new claims can come in at any time and existing claims may continue to develop. Claims-made business, while also taking a significant time to finalize claims costs, due to the development of open claims, generally has a shorter period for completion as the number of claims is known shortly after the policy expires.

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

Property reinsurance is written on an occurrence basis, but, because the loss is generally immediate and manifest, claims are adjusted and closed in a much shorter period. However, due to the unpredictable nature of fires, hurricanes, earthquakes and other natural or man-made catastrophic events as well as the imperfect models that exist in measuring the probability and potential magnitude of costs from these events, there is a great deal of volatility in property reinsurance as well.

General

TRH’s activities in the United States are conducted through its worldwide headquarters in New York, N.Y., its office in Miami, FL and its regional offices in Chicago, IL, Overland Park, KS, San Francisco, CA and Columbus, OH. The Overland Park, San Francisco and Columbus offices primarily underwrite domestic treaty business directly with insurers. All domestic treaty business is underwritten by, or under the supervision of, senior officers of TRH located in New York. TRH’s headquarters in New York and offices in Miami, Toronto, London, Paris, Zurich, Hong Kong, Tokyo and Sydney offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Rio de Janeiro, Panama, Warsaw and Shanghai, maintains exclusive representative arrangements with MS Upson Associates c.c. in Johannesburg, South Africa and with NOBARE in Stockholm, Sweden and maintains an arrangement with Momentum Underwriting Management, Ltd. (“Momentum Underwriting”) in London, England. Momentum Underwriting has the underwriting authority to bind TRH, pursuant to strict underwriting guidelines.

TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. Business underwritten by all offices located outside the United States and by the Miami office (which underwrites business in Latin America and the Caribbean) accounted for approximately 52%, 55% and 51% of worldwide net premiums written in 2006, 2005 and 2004, respectively. The London branch had net premiums written totaling $744.5 million, $759.3 million and $841.8 million in 2006, 2005 and 2004, respectively, representing 20%, 22% and 22%, respectively, of worldwide net premiums written in each of those years. TRZ had net premiums written totaling $342.6 million, $369.2 million and $388.7 million in 2006, 2005 and 2004, respectively, representing 9%, 11% and 10%, respectively, of worldwide net premiums written in each of those years. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for a discussion of premium fluctuations between years, Regulation for a discussion of certain conditions associated with international business and Note 16 of Notes to Consolidated Financial Statements for financial data by business segment.)

A portion of the reinsurance written by TRH is assumed from other subsidiaries of AIG and therefore generally reflects their underwriting philosophy and diversified insurance products, except for insurance business written by other subsidiaries of AIG that is almost entirely reinsured by TRH by prearrangement. Approximately $593 million (15%), $575 million (15%) and $639 million (15%) of gross premiums written by TRH in the years 2006, 2005 and 2004, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG. (See Relationship with the AIG Group.)

In addition, TRH holds a 40% interest in Kuwait Reinsurance Company (K.S.C.), acquired in 2000 in exchange for a $30 million contribution to the capital of that company. Kuwait Reinsurance Company provides property, casualty and life reinsurance products to clients in Middle Eastern and North African markets. TRH also has an 11% interest in RAM Holdings Ltd., the publicly traded parent company of RAM Reinsurance Company Ltd., a financial guaranty reinsurer domiciled in Bermuda.

Effective January 1, 1995, TRC and Putnam entered into a quota share reinsurance agreement whereby TRC ceded 5% of its total reinsurance liabilities, net of retrocessions, to Putnam. Thereafter, TRC cedes 5% of its assumed reinsurance, net of other retrocessions, to Putnam pursuant to this quota share reinsurance agreement. Presently all of Putnam’s business is assumed from TRC pursuant to this quota share reinsurance agreement. This agreement was entered into for operational reasons and had no impact on TRH’s financial position or results of operations.

In general, the overall operating results (including investment performance) and other changes to stockholders’ equity of property and casualty insurance and reinsurance companies, and TRH, in particular, are subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates, operating performance and prospects of investee companies and other factors, such as changes in tax laws, tort laws and the regulatory environment.

There were no significant net catastrophe costs for events occurring in 2006. Operating results in 2005 included net pre-tax catastrophe costs of $544 million. Operating results in 2004 included net pre- tax catastrophe costs of $215 million. (See MD&A.)

TRH seeks to focus on more complex risks within the casualty and property lines, and to adjust its mix of business to take advantage of market opportunities. Casualty reinsurance constitutes the larger portion of TRH’s business, accounting for 73% of net premiums written in 2006, 70% in 2005 and 72% in 2004. The following table presents certain underwriting information concerning TRH’s casualty and property business for the periods indicated (See MD&A.):

	Years Ended December 31,
	Net Premiums Written			Net Premiums Earned			Net Losses and Loss Adjustment Expenses Incurred			Loss and Loss Adjustment Expense Ratio
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(dollars in millions)
Casualty:
Other liability(1)(2)(3)(4)	$1,003.4	$865.3	$834.6	$899.6	$830.2	$783.0	$784.8	$896.8	$757.2	87.2%	108.0%	96.7%
Ocean marine and aviation(3)(4)	349.4	304.7	293.7	325.6	301.4	307.1	234.6	237.1	178.6	72.0	78.7	58.2
Medical malpractice(2)(3)(4)	318.0	308.0	411.3	304.9	306.5	400.7	233.2	258.5	339.6	76.5	84.3	84.7
Auto liability	288.3	308.7	611.6	302.4	359.7	624.5	229.4	258.0	467.2	75.9	71.7	74.8
Accident and health	230.4	173.2	154.5	232.7	166.4	145.0	181.4	134.3	103.7	77.9	80.7	71.5
Surety and credit(2)	174.0	152.6	155.8	165.4	146.6	156.9	118.3	96.9	84.0	71.6	66.1	53.5
Other(4)	298.2	320.4	254.5	318.2	282.0	226.8	221.5	144.2	159.0	69.6	51.1	70.1

Total casualty	2,661.7	2,432.9	2,716.0	2,548.8	2,392.8	2,644.0	2,003.2	2,025.8	2,089.3	78.6	84.7	79.0

Property:
Fire(2)(3)(4)	474.0	473.9	488.5	487.7	485.0	474.2	156.8	349.2	273.9	32.2	72.0	57.8
Allied lines(3)(4)	230.5	135.5	158.4	220.3	125.8	153.5	99.4	246.3	124.2	45.1	195.7	80.9
Auto physical damage	108.3	139.6	121.2	136.7	126.6	118.7	107.6	83.5	81.8	78.7	66.0	68.9
Homeowners multiple peril(2)(3)(4)	45.9	169.2	155.2	97.6	143.6	166.8	29.8	147.8	138.2	30.5	102.9	82.9
Other(2)(3)(4)	113.0	115.3	110.0	113.0	111.2	103.9	65.9	24.4	47.2	58.3	22.0	45.4

Total property	971.7	1,033.5	1,033.3	1,055.3	992.2	1,017.1	459.5	851.2	665.3	43.5	85.8	65.4

Total	$3,633.4	$3,466.4	$3,749.3	$3,604.1	$3,385.0	$3,661.1	$2,462.7	$2,877.0	$2,754.6	68.3	85.0	75.3

(1)	A large majority of the amounts within the other liability line relates to complex risks such as E&O and D&O, to general casualty risks and, to a much lesser extent, environmental impairment liability.

(2)

In 2006, development on reserves held at December 31, 2005 related to losses that occurred in 2005 and prior years significantly increased net losses and loss adjustment expenses incurred in the other liability, medical malpractice, surety and credit and other property lines and significantly decreased net losses and loss adjustment expenses incurred in the homeowners multiple peril and fire lines. 2006 catastrophe costs did not have a significant impact on that year’s results.

(3)

In 2005, development on reserves held at December 31, 2004 related to losses that occurred in 2004 and prior years significantly increased net losses and loss adjustment expenses incurred in the other liability and medical malpractice lines and significantly decreased net losses and loss adjustment expenses incurred in the fire, homeowners multiple peril, ocean marine and aviation and other property lines. In addition, net pre-tax catastrophe losses of $483 million significantly increased net losses and loss adjustment expenses incurred in the allied lines, fire, ocean marine and aviation and homeowners multiple peril lines. Also, net ceded reinstatement premiums of $61 million reduced net premiums written and earned primarily in the allied lines and fire lines.

(footnotes continued on next page)

(footnotes continued from previous page)

(4)	In 2004, development on reserves held at December 31, 2003 related to losses that occurred in 2003 and prior years significantly increased net losses and loss adjustment expenses incurred in the other liability, medical malpractice and other casualty lines and significantly decreased net losses and loss adjustment expenses incurred in the fire and ocean marine and aviation lines. In addition, net pre-tax catastrophe losses of $215 million significantly increased net losses and loss adjustment expenses incurred in the fire, allied lines, homeowners multiple peril and other property lines.

Treaty reinsurance constitutes the great majority of TRH’s business, accounting for 95%, 96% and 96% of net premiums written in 2006, 2005 and 2004, respectively. Facultative reinsurance comprises the balance of net premiums written.

The following table presents certain information concerning TRH’s treaty and facultative business for the periods indicated:

	Treaty
	Years Ended December 31,
	2006(1)	2005(2)	2004
	(in millions)
Gross premiums written	$3,655.2	$3,614.7	$3,837.1
Net premiums written	3,461.6	3,310.6	3,613.9
Net premiums earned	3,434.7	3,241.5	3,528.7

	Facultative
	Years Ended December 31,
	2006(1)	2005(2)	2004
	(in millions)
Gross premiums written	$328.2	$273.0	$304.1
Net premiums written	171.8	155.8	135.4
Net premiums earned	169.4	143.5	132.4

(1)	In 2006 compared to 2005, domestic treaty net premiums written increased significantly in the other liability, A&H and auto liability lines, offset, in part, by significant decreases in the surety line. International treaty net premiums written decreased significantly in the auto liability and property lines, partially offset by significant increases in the ocean marine, surety and credit and A&H lines. Facultative gross premiums written increased in 2006 compared to 2005 due significantly to an increase in premiums that, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates in the property and other liability lines. Facultative net premiums written, in 2006 compared to 2005, increased principally in the medical malpractice and other liability lines.

(2)

In 2005 compared to 2004, domestic treaty net premiums written decreased significantly in the auto liability, medical malpractice and A&H lines. International treaty net premiums written decreased significantly in the auto liability line, offset by significant increases in the other liability, A&H, boiler and machinery and ocean marine lines. Facultative gross premiums written decreased in 2005 compared to 2004 due principally to a decrease in premiums that, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates in the property line. Facultative net premiums written, in 2005 compared to 2004, increased principally in the A&H, medical malpractice and boiler and machinery lines.

Treaty Reinsurance

Treaty reinsurance accounted for approximately $3,655.2 million of gross premiums written and $3,461.6 million of net premiums written in 2006. Approximately 74% of treaty net premiums written resulted from casualty lines treaties, with the remainder from property lines treaties. In total, approximately 71% of treaty gross premiums written in 2006 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 11% of treaty gross premiums written in 2006 were attributable to other subsidiaries of AIG and were primarily written on a pro rata basis. (See Relationship with the AIG Group.) The majority of TRH’s non-AIG Group treaty premiums were also written on a pro rata basis. As pro rata business is a proportional sharing of premiums and losses between ceding company and reinsurer, generally, the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business. Non-U.S. treaty business accounted for approximately 49% of TRH’s total net premiums written for the year ended December 31, 2006.

TRH’s treaty business consists primarily of business within the other liability (including D&O and E&O), ocean marine and aviation, medical malpractice, auto liability (including non-standard risks), A&H, surety and credit, fire, allied lines, auto physical damage and homeowners multiple peril lines. A significant portion of TRH’s business within these lines (primarily other liability, medical malpractice and A&H) is derived from complex risks.

TRH’s treaty business accepts a portfolio of risks on either a risk attaching basis or loss occurring during (“LOD”) basis. For the risk attaching treaties, if an individual risk covered by the treaty incepts during the treaty period, TRH’s liability for that policy goes to that treaty year regardless of when the loss occurs. For LOD treaties, TRH covers losses occurring during the treaty coverage period on all in- force policies, regardless of the date the policies were issued by the ceding company.

TRH’s treaty underwriting process emphasizes a team approach among TRH’s underwriters, actuaries and claims staff, as appropriate. Treaties are reviewed for compliance with TRH’s underwriting guidelines and objectives and most treaties are evaluated in part based upon actuarial analyses conducted by TRH. TRH’s actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered thereunder. Property catastrophe exposed treaties are generally evaluated using industry standard models. These models are used as a guide for risk assessment and are continually being updated. TRH also frequently conducts underwriting and claims audits at the offices of a prospective ceding company both before and after entering into major treaties, because reinsurers, including TRH, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TRH, and reinsurers in general, to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the reinsurer for the risk assumed.

TRH offers brokers full service with large capacity for both casualty and property risks. For non-AIG Group business, TRH generally seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and takes the initiative in negotiating price, terms and conditions. TRH believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. Except where insurance business written by AIG subsidiaries is almost entirely reinsured by TRH by prearrangement, TRH has generally not set terms and conditions as lead underwriter with respect to treaty reinsurance purchased by other subsidiaries of AIG, although it may do so in the future. When TRH does not lead the treaty, it may still suggest changes to any aspect of the treaty. In either case, TRH may reject any treaty business offered to it by AIG subsidiaries or others based upon its assessment of all relevant factors. Such factors include type and level of risk assumed, actuarial and underwriting judgment with respect to rate adequacy, various treaty terms, prior and anticipated loss experience (including exposure to natural and man-made catastrophes) on the treaty, prior business experience with the ceding company, overall financial position, operating results, the A.M. Best Company (“Best”), Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) ratings of the ceding company and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

TRH currently has approximately 4,200 treaties in effect for the current underwriting year. In 2006, no single treaty exceeded 3% of treaty gross premiums written. No ceding company accounted for more than 3% of total treaty gross premiums written in 2006 except for other subsidiaries of AIG (see Relationship with the AIG Group). Members of Lloyd’s of London (“Lloyd’s”) in the aggregate accounted for 5% of treaty gross premiums written.

Facultative Reinsurance

During 2006, TRH wrote approximately $328.2 million of gross premiums written and $171.8 million of net premiums written of facultative reinsurance. Approximately 63% of facultative net premiums written represented casualty risks with the balance comprising property risks. TRH provides facultative reinsurance on predominantly an excess-of-loss basis, although some business is written on a pro rata basis. Non-U.S. facultative business accounted for approximately 3% of TRH’s total net premiums written for the year ended December 31, 2006.

TRH’s facultative contracts (also called certificates) provide prospective coverage on virtually the same basis as the original policy issued by the ceding insurer. In 2006, TRH’s facultative book of business focused on the property, other liability, medical malpractice and A&H lines, although coverage is generally offered for most lines of business, and is written principally on a risk attaching basis for each risk (i.e., TRH’s liability starts with the underlying policy inception and ends when the underlying policy expires). With respect to facultative contracts, TRH’s clients come to TRH on a risk by risk basis when they wish to obtain a larger policy limit than provided by their existing outward treaty reinsurance or when their existing treaty reinsurance excludes a class of business or type of coverage they provide to policyholders.

Other underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 52% of facultative gross premiums written in 2006 were attributable to other subsidiaries of AIG. The large majority of such facultative gross premiums written in 2006, as well as in 2005 and 2004, were, by prearrangement with TRH, assumed from one AIG subsidiary and ceded in an equal amount to other AIG subsidiaries. Except for AIG subsidiaries, no single ceding company accounted for more than 5% of total facultative gross premiums written in 2006.

Retention Levels and Retrocession Arrangements

TRH generally enters into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing gross premium writings and risk capacity without requiring additional capital.

Under TRH’s underwriting guidelines and retrocession arrangements in effect at the end of 2006, generally the maximum net amounts retained and the maximum gross capacities on a per program basis for treaty business and per risk basis for facultative business are set forth in the table below.

	Maximum Net Retention	Maximum Gross Capacity
	(in millions)
Property:
Treaty
Catastrophe excess-of-loss	$125	$125
Other	30	30
Facultative	15	50
Casualty:
Treaty
Marine and aviation	15	35
Other	15	20
Facultative	10	10

Average gross lines and net retentions on risks assumed historically have been smaller than the maximums permissible under the underwriting guidelines. Underwriting guidelines, including gross lines and net retention levels, may be changed and limited exceptions are made by TRH from time to time.

TRH is exposed to multiple insured losses arising out of a single occurrence (e.g., natural or man-made catastrophe) that have the potential to accumulate to material amounts and affect multiple risks/programs and classes of business. TRH uses modeling techniques to manage certain such risks to acceptable limits, although current techniques used to estimate the exposure may not accurately predict the probability of such an event nor the extent of resulting losses. In addition, TRH may purchase retrocession protection designed to limit the amount of losses that it may incur. For 2007, TRH has purchased property and marine catastrophe reinsurance protection that management deems prudent and cost effective. Based on preliminary data, TRH estimates that its probable maximum gross loss (“gross PML”) from any single event in any one geographic zone would approximate $900 million (before TRH’s property and marine catastrophe reinsurance protection). TRH defines gross PML as its anticipated maximum loss (taking into account contract limits), before its retrocession recoveries, caused by a single catastrophic event affecting a broad contiguous area with an expected likelihood of occurrence of once in every 250 years. Based upon the above gross PML estimate, TRH would record catastrophe costs net of reinsurance, including the impact of reinstatement premiums, of approximately $675 million before tax savings, or $439 million, net of tax, in such an event. There can be no assurance that TRH will not experience losses from one or more catastrophic events that exceed, perhaps by a material amount, such gross and net amounts.

The Terrorism Risk Insurance Act of 2002 (“TRIA”) was signed into law in November 2002 and extended for two years in December 2005. TRIA provided coverage to the insurance industry for acts of terrorism, as defined by TRIA. The Terrorism Risk Insurance Extension Act (“TRIEA”) of 2005 greatly increased the portion of the loss the insurance industry would pay in the event of a terrorist attack and reduced the number of lines covered. This coverage does not apply to reinsurers. In general, TRH does not provide terrorism cover under international property treaties nor does it provide cover for certified acts of terrorism, as defined by TRIEA, under domestic property treaties. TRH offers terrorism-specific treaty coverages to ceding companies on a limited basis. As respects other lines of business, TRH assumes terrorism risk in marine, aviation and other casualty treaties after careful underwriting consideration and, in many cases, with limitations.

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

As of December 31, 2006, TRH had in place approximately 160 active retrocessional arrangements for current and prior underwriting years with approximately 330 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses and loss adjustment expenses (“LAE”) totaled $1.40 billion, including $441.2 million recoverable from affiliates. No unsecured recoverables from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH. (See Note 15 of Notes to Consolidated Financial Statements.)

Marketing

TRH provides property and casualty reinsurance capacity through brokers as well as directly to insurance and reinsurance companies in both the domestic and international markets. TRH believes its worldwide network of offices and its relationship with the AIG Group help position TRH to take advantage of market opportunities.

Business assumed from other subsidiaries of AIG is generally obtained directly from the ceding company. No ceding company, other than such AIG subsidiaries has accounted for 10% or more of TRH’s consolidated revenues in any of the last five years.

Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 2006, approximately 82% of TRH’s non-AIG Group business was written through brokers and the balance was written directly. Also in 2006, companies controlled by Aon Corporation (“Aon”) and Marsh & McLennan Companies, Inc. (“Marsh”), TRH’s largest brokerage sources of non-AIG Group business, accounted for 15% and 14%, respectively, of TRH’s consolidated revenues. In addition, Aon and Marsh each accounted for non- AIG Group business representing 15% of total gross premiums written in 2006. TRH’s largest 10 brokers accounted for non-AIG Group business aggregating approximately 56% of total gross premiums written. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business. Brokers do not have the authority to bind TRH with respect to reinsurance agreements, nor does TRH commit in advance to accept any portion of the business that brokers submit to it.

Claims

Claims are managed by TRH’s professional claims staff whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. In addition to claims assessment, processing and payment, the claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies, which TRH believes benefit all parties to the reinsurance arrangement. Claims audits are conducted in the ordinary course of business. In certain instances, a claims audit may be performed prior to assuming reinsurance business.

Reserves for Unpaid Losses and Loss Adjustment Expenses (“Gross Loss Reserves”)

Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer, and the ceding company’s payment of that loss and subsequent payments to the ceding company by the reinsurer. Insurers and reinsurers establish gross loss reserves, which represent estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred on or before the balance sheet date, including events which have not been reported to the ceding company.

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

TRH also establishes reserves to provide for the estimated expenses of settling claims, including legal and other fees, the general expenses of administering the claims adjustment process (i.e., LAE), and for losses and LAE incurred but not reported (“IBNR”). TRH calculates LAE and IBNR reserves by using generally accepted actuarial reserving techniques to estimate the ultimate liability for losses and LAE. Such reserves are periodically reassessed by TRH to adjust for changes in the expected loss emergence pattern over time. TRH has an in-house actuarial staff which periodically reviews its unpaid losses and loss adjustment expenses both gross and net of related reinsurance recoverables, and does not retain any outside actuarial firm to review its loss reserves on an ongoing basis.

Gross loss reserves represent the accumulation of case reserves and IBNR. Provisions for inflation and social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of the numerous judgments which are made as to expected trends in average claim severity. Legislative changes may also affect TRH’s liabilities, and evaluation of the impact of such changes is made in the reserve setting process.

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

Included in TRH’s unpaid losses and loss adjustment expenses net of related reinsurance recoverables (“net loss reserves”) are amounts related to environmental impairment and asbestos-related illnesses. (See MD&A for more detail regarding the significant uncertainties related to these reserves.)

During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward. Even then, the ultimate net liability may be materially different from the revised estimates which are reflected in TRH’s consolidated financial statements, and such differences may have, and in recent years have had, a material effect on net income. (See MD&A and Note 2(i) of Notes to Consolidated Financial Statements for further discussion.)

Net losses and LAE incurred consists of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of prior period losses.

The “Analysis of Consolidated Net Loss Reserves Development” which follows presents the development of net loss reserves for calendar years 1996 through 2006. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss reserve of $2,522.7 million as of December 31, 1997, by the end of 2006 (nine years later) $2,284.9 million had actually been paid in settlement of those net loss reserves. In addition, as reflected in the lower section of the table, the original net loss reserve of $2,522.7 million was reestimated to be $2,632.6 million at December 31, 2006. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net deficiency of $109.8 million at December 31, 2006 related to December 31, 1997 net loss reserves of $2,522.7 million, represents the cumulative amount by which net loss reserves as of year-end 1997 have developed adversely from 1998 through 2006.

Each amount other than the original reserves in the following table includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2003 for $150,000 was first reserved in 2000 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net redundancy (deficiency) in each of the years in the period 2000 through 2002 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

The “Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability” presents additional information regarding the development of gross loss reserves.

ANALYSIS OF CONSOLIDATED NET LOSS RESERVES DEVELOPMENT(1)(2)

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(in thousands)
Net loss reserves, as of December 31:(3)	$2,383,528	$2,522,728	$2,656,103	$2,762,162	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443	$6,207,220
Cumulative paid as of:
One year later	549,635	543,539	702,603	953,708	892,752	1,033,574	1,057,314	1,090,058	1,492,464	1,447,284
Two years later	850,260	1,003,059	1,224,593	1,570,329	1,573,227	1,759,047	1,806,388	2,035,299	2,416,036
Three years later	1,165,437	1,339,141	1,620,068	2,050,795	2,071,480	2,332,901	2,535,149	2,792,484
Four years later	1,383,421	1,604,714	1,982,347	2,408,700	2,499,596	2,932,043	3,198,831
Five years later	1,557,832	1,835,665	2,213,639	2,722,971	2,940,058	3,479,594
Six years later	1,711,075	1,972,791	2,417,530	3,039,306	3,333,401
Seven years later	1,800,510	2,079,993	2,620,053	3,306,557
Eight years later	1,866,382	2,187,524	2,794,230
Nine years later	1,930,700	2,284,911
Ten years later	1,999,477
Net reestimated liability as of:(3)
End of year	2,383,528	2,522,728	2,656,103	2,762,162	2,614,917	2,908,887	3,257,906	3,956,420	4,980,609	5,690,443	6,207,220
One year later	2,368,965	2,463,239	2,588,626	2,776,519	2,650,589	3,248,013	3,580,493	4,273,802	5,249,445	5,871,571
Two years later	2,289,951	2,369,885	2,496,422	2,802,612	3,088,303	3,561,876	4,112,290	4,781,344	5,557,243
Three years later	2,171,127	2,265,351	2,508,278	3,158,790	3,392,021	4,176,419	4,637,194	5,110,862
Four years later	2,081,811	2,235,533	2,764,144	3,379,226	3,872,054	4,641,988	4,976,922
Five years later	2,018,452	2,342,492	2,886,020	3,725,975	4,217,748	4,904,646
Six years later	2,074,034	2,396,192	3,073,754	3,944,728	4,396,225
Seven years later	2,106,508	2,483,736	3,218,944	4,064,479
Eight years later	2,149,775	2,567,505	3,313,104
Nine years later	2,205,177	2,632,555
Ten years later	2,263,485
Net redundancy (deficiency) as of December 31, 2006	$120,043	$(109,827)	$(657,001)	$(1,302,317)	$(1,781,308)	$(1,995,759)	$(1,719,016)	$(1,154,442)	$(576,634)	$(181,128)

(1)	This table is on a calendar year basis and does not present accident or underwriting year data.

(2)	Data have been affected by transactions between TRH and the AIG Group. (See Relationship with the AIG Group and Notes 13 and 15 of Notes to Consolidated Financial Statements.)

(3)	Represents unpaid losses and loss adjustment expenses, net of related reinsurance recoverables.

ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
AND NET REESTIMATED LIABILITY(1)(2)

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(in thousands)
End of year:
Gross liability	$2,733,055	$2,918,782	$3,116,038	$3,304,931	$3,077,162	$3,747,583	$4,032,584	$4,805,498	$5,941,464	$7,113,294	$7,467,949
Related reinsurance recoverable	349,527	396,054	459,935	542,769	462,245	838,696	774,678	849,078	960,855	1,422,851	1,260,729

Net liability	$2,383,528	$2,522,728	$2,656,103	$2,762,162	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443	$6,207,220

One year later:
Gross reestimated liability	$2,755,288	$2,864,610	$3,083,643	$3,369,520	$3,126,518	$4,136,126	$4,465,908	$5,117,490	$6,344,019	$7,306,595
Reestimated related reinsurance recoverable	386,323	401,371	495,017	593,001	475,929	888,113	885,415	843,688	1,094,574	1,435,024

Net reestimated liability	$2,368,965	$2,463,239	$2,588,626	$2,776,519	$2,650,589	$3,248,013	$3,580,493	$4,273,802	$5,249,445	$5,871,571

Two years later:
Gross reestimated liability	$2,664,858	$2,776,598	$3,033,092	$3,426,471	$3,565,853	$4,556,676	$5,003,598	$5,761,231	$6,633,579
Reestimated related reinsurance recoverable	374,907	406,713	536,670	623,859	477,550	994,800	891,308	979,887	1,076,336

Net reestimated liability	$2,289,951	$2,369,885	$2,496,422	$2,802,612	$3,088,303	$3,561,876	$4,112,290	$4,781,344	$5,557,243

Three years later:
Gross reestimated liability	$2,568,103	$2,701,351	$3,039,473	$3,788,866	$3,970,012	$5,188,506	$5,678,239	$6,096,568
Reestimated related reinsurance recoverable	396,976	436,000	531,195	630,076	577,991	1,012,087	1,041,045	985,706

Net reestimated liability	$2,171,127	$2,265,351	$2,508,278	$3,158,790	$3,392,021	$4,176,419	$4,637,194	$5,110,862

Four years later:
Gross reestimated liability	$2,497,563	$2,649,925	$3,298,599	$4,098,524	$4,492,711	$5,814,220	$6,034,785
Reestimated related reinsurance recoverable	415,752	414,392	534,455	719,298	620,657	1,172,232	1,057,863

Net reestimated liability	$2,081,811	$2,235,533	$2,764,144	$3,379,226	$3,872,054	$4,641,988	$4,976,922

Five years later:
Gross reestimated liability	$2,418,533	$2,762,480	$3,502,673	$4,479,946	$4,868,258	$6,099,084
Reestimated related reinsurance recoverable	400,081	419,988	616,653	753,971	650,510	1,194,438

Net reestimated liability	$2,018,452	$2,342,492	$2,886,020	$3,725,975	$4,217,748	$4,904,646

Six years later:
Gross reestimated liability	$2,482,084	$2,887,038	$3,713,151	$4,728,479	$5,058,733
Reestimated related reinsurance recoverable	408,050	490,846	639,397	783,751	662,508

Net reestimated liability	$2,074,034	$2,396,192	$3,073,754	$3,944,728	$4,396,225

Seven years later:
Gross reestimated liability	$2,560,633	$2,997,036	$3,893,259	$4,860,380
Reestimated related reinsurance recoverable	454,125	513,300	674,315	795,901

Net reestimated liability	$2,106,508	$2,483,736	$3,218,944	$4,064,479

Eight years later:
Gross reestimated liability	$2,627,505	$3,112,127	$3,995,364
Reestimated related reinsurance recoverable	477,730	544,622	682,260

Net reestimated liability	$2,149,775	$2,567,505	$3,313,104

Nine years later:
Gross reestimated liability	$2,704,518	$3,181,550
Reestimated related reinsurance recoverable	499,341	548,995

Net reestimated liability	$2,205,177	$2,632,555

Ten years later:
Gross reestimated liability	$2,768,729
Reestimated related reinsurance recoverable	505,244

Net reestimated liability	$2,263,485

Gross redundancy (deficiency) as of December 31, 2006	$(35,674)	$(262,768)	$(879,326)	$(1,555,449)	$(1,981,571)	$(2,351,501)	$(2,002,201)	$(1,291,070)	$(692,115)	$(193,301)

(1)	This table is on a calendar year basis and does not represent accident or underwriting year data.

(2)	Data has been affected by transactions between TRH and the AIG Group. (See Relationship with the AIG Group and Notes 13 and 15 of Notes to Consolidated Financial Statements.)

The trend depicted in the latest development year in the net reestimated liability portion of the “Analysis of Consolidated Net Loss Reserves Development” table and in the “Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability” table reflects net adverse development. Net adverse development of $181.1 million was recorded in 2006 on losses occurring in all prior years. This net adverse development was comprised of $339.7 million related to losses occurring in 2002 and prior, partially offset by favorable development of $158.6 million related primarily to 2005 and, to a much lesser extent, 2004 and 2003. (See MD&A.)

In general, the deficiencies shown in the tables for years 1998 through 2005 developed principally in 2002 through 2006 and resulted largely from losses occurring between 1998 and 2001 in certain casualty lines. Such adverse development involved an unexpected increase in the frequency and severity of large claims reported in late 2002 through 2006, as was common in the industry, related to non- proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice, D&O, E&O and other general casualty. (See MD&A.) In addition, the redundancy shown in the table in 1996 resulted from favorable development of reserves in the other liability line for losses occurring from 1986 through 1995, partially offset by continued adverse development of reserves in the other liability line for losses occurring prior to 1984.

The length of time needed for reserves to be ultimately paid has generally been decreasing over the past ten years due, in part, to a shift in the business mix towards lines with shorter loss payment patterns and the higher incidence (compared to earlier years) of catastrophe losses paid in more recent years.

See Note 5 of Notes to Consolidated Financial Statements for a reconciliation of beginning and ending gross and net loss reserves. For TRH’s domestic subsidiaries (TRC and Putnam), there is no difference in reserves for losses and LAE, net of related reinsurance recoverable, whether determined in accordance with accounting principles generally accepted in the United States of America or statutory accounting principles.

Investment Operations

TRH’s investments must comply with the insurance laws of the state of New York, the state of domicile of TRC and Putnam, and of the other states and jurisdictions in which the Company and its subsidiaries are regulated. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate fixed maturities, preferred and common stocks, real estate mortgages and real estate. The Finance Committee of the Company’s Board of Directors and senior management oversee investments, establish TRH’s investment strategy and implement investment decisions with the assistance of certain subsidiaries of AIG, which act as financial advisors and managers of TRH’s investment portfolio and, in connection therewith, make the selection of particular investments. Other than as set forth above, there are no guidelines or policies with respect to the specific composition of TRH’s overall investment portfolio or the composition of its fixed maturity portfolio by rating or maturity. A significant portion of TRH’s domestic investments are in tax-exempt fixed maturities.

TRH’s current investment strategy seeks to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. Tax-exempt fixed maturities carry lower pre-tax yields than taxable fixed maturities that are comparable in risk and term to maturity due to their tax-advantaged status. (See MD&A.) The majority of the equity portfolio is structured to achieve capital appreciation primarily through investment in quality growth companies. Other invested assets represent investments in limited partnerships.

TRH engages in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio are loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the fair value of the loaned security. Such funds are held in a pooled account of the lending agent in these transactions (an

AIG subsidiary) and are carried as an investment on the balance sheet (at cost, which approximates fair value). A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The fair value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as such value fluctuates. Fees received net of fees paid related to these transactions are recorded in net investment income.

The following table reflects investment results for TRH for each of the five years in the period ended December 31, 2006.

INVESTMENT RESULTS

Years Ended December 31,	Average Investments(1)	Pre-Tax Net Investment Income	Pre-Tax Effective Yield(2)
	(dollars in thousands)
2006	$10,270,004	$434,540	4.2%
2005	8,748,640	343,247	3.9
2004	7,566,066	306,786	4.1
2003	6,211,294	270,972	4.4
2002	5,278,276	252,026	4.8

(1)	Average of the beginning and ending carrying values of investments and cash for the year, excluding non-interest bearing cash. See Note 2 of Notes to Consolidated Financial Statements.

(2)	Pre-tax net investment income divided by average investments.

The following table summarizes the investments and cash of TRH (on the basis of carrying value) as of December 31, 2006:

	Breakdown of Investments
	December 31, 2006
	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, domestic municipalities and political subdivisions	$1,254,017	11.1%

Available for sale (at fair value):
Corporate	1,757,316	15.5
U.S. Government and government agencies	348,672	3.1
Foreign government	304,824	2.7
States, foreign and domestic municipalities and political subdivisions	4,650,278	41.0

	7,061,090	62.3

Total fixed maturities	8,315,107	73.4

Equities:
Available for sale:
Common stocks	624,405	5.5
Nonredeemable preferred stocks	236,846	2.1

	861,251	7.6
Trading, principally common stocks	38,232	0.3

Total equities	899,483	7.9

Other invested assets	178,519	1.6
Short-term investment of funds received under securities loan agreements	1,694,841	14.9
Short-term investments	42,882	0.4
Cash and cash equivalents	205,264	1.8

Total investments and cash	$11,336,096	100.0%

The carrying values of available for sale and trading securities are subject to significant volatility from changes in their fair values. (See MD&A.)

As of December 31, 2006, the fair value of the total investment portfolio was $11,373.7 million.

The following table indicates the composition of the fixed maturity portfolio of TRH by rating as of December 31, 2006:

Breakdown of Fixed Maturity Portfolio by Rating	Held to Maturity	Available For Sale	Total
Aaa	12.0%	55.3%	67.3%
Aa	2.4	25.9	28.3
A	0.7	3.2	3.9
Baa	—	0.4	0.4
Not rated	—	0.1	0.1

Total	15.1%	84.9%	100.0%

At December 31, 2006, TRH had no real estate or derivative instruments.

In addition, TRH’s operations are exposed to market risk which could result in the loss of fair value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. TRH has performed Value at Risk (“VaR”) analyses to estimate the maximum potential loss of fair value that could occur over a period of one month at a confidence level of 95%. (See MD&A.)

Competition

The reinsurance business is a mature, highly competitive industry in virtually all lines of business. See MD&A for a discussion of market conditions and trends in competition intensity in recent years.

Competition in the types of reinsurance in which TRH engages is based on many factors, including the perceived overall financial strength of the reinsurer, Best, S&P and Moody’s ratings, the states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer, capacity and coverages offered, premiums charged, specific terms and conditions of the reinsurance offered, value-added services offered, speed of claims payment and reputation and experience in the lines of business underwritten. These factors also operate in the aggregate across the reinsurance industry, generally in combination with prevailing economic conditions. Reinsurance purchases are also sensitive to cyclical movements in reinsurance rates, terms and conditions and ultimately the reinsurance industry’s overall financial results.

TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH. TRH’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, domestic and European underwriting syndicates and in some instances with government owned or subsidized facilities. Although most reinsurance companies operate in the broker market, TRH’s largest competitors also work directly with ceding companies, competing with brokers.

Traditional reinsurers as well as capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivatives such as swaps) that may compete with certain types of reinsurance, such as property catastrophe. Over time, these numerous initiatives could significantly affect supply, pricing and competition in the reinsurance industry.

Employees

At December 31, 2006, TRH had approximately 515 employees. Approximately 235 employees were located in the New York headquarters; 60 employees were located in other locations in the United States and 220 employees were located in offices outside of the United States.

Regulation

The rates and contract terms of reinsurance agreements are generally not subject to regulation by any governmental authority. This contrasts with primary insurance agreements, the rates and policy terms of which are generally closely regulated by governmental authorities. As a practical matter, however, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms associated with reinsurance agreements.

The Company, TRC, TRZ and Putnam are subject to the insurance statutes, including insurance holding company statutes, of various states and jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require domestic insurance holding companies and insurers and reinsurers that are subsidiaries of insurance holding companies to register with the applicable state regulatory authority and to file with that authority certain reports which provide information concerning their capital structure, ownership, financial condition, affiliated company transactions and general business operations.

Such holding company laws generally also require prior regulatory agency approval of changes in direct or indirect control of an insurer or reinsurer and of certain material intercorporate transfers of assets within the holding company structure. The New York Insurance Law provides that no corporation or other person, except an authorized insurer, may acquire direct control of TRC or Putnam, or acquire control of the Company and thus indirect control of TRC and Putnam, unless such corporation or person has obtained the prior approval of the New York State Insurance Department (the “NYS ID”) for such acquisition. For the purposes of the New York Insurance Law, any investor acquiring ten percent or more of TRH shares would be presumed to be acquiring “control” of the Company and its subsidiaries, unless the NYS ID determines upon application that such investor would not control the Company. An investor who would be deemed to be acquiring control of the Company would be required to obtain the approval of the NYS ID prior to such acquisition. In addition, such investor would become subject to various ongoing reporting requirements in New York and in certain other states. (See Control of the Company for additional discussion.)

TRC, TRZ and Putnam, in common with other reinsurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to a state insurance official. The regulation and supervision relate primarily to the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of reinsurance, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single contract, deposits of securities for the benefit of ceding companies, methods of accounting, periodic audits of the affairs and financial reports of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. As required by the state of New York, TRC and Putnam use the Codification of Statutory Accounting Principles as primary guidance on statutory accounting. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders rather than security holders.

Risk Based Capital (“RBC”) is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized insurance companies may be identified. The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to items deemed to have more risk by the National Association of Insurance Commissioners (“NAIC”) and lower factors are applied to items that are deemed to have less risk. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control. At December 31, 2006, the statutory surpluses of TRC and Putnam each significantly exceeded the level of surplus required under RBC requirements for regulatory attention.

Through the “credit for reinsurance” mechanism, TRC and Putnam are indirectly subject to the effects of regulatory requirements imposed by the states in which TRC’s and Putnam’s ceding companies are licensed. In general, an insurer which obtains reinsurance from a reinsurer that is licensed, accredited or authorized by the state in which the insurer files statutory financial statements is permitted to take a credit on its statutory financial statements in an aggregate amount equal to the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to the reinsurer, subject to certain limitations where amounts of reinsurance recoverable on paid losses are more than 90 days overdue. Certain states impose additional requirements that make it difficult to become so authorized, and certain states do not allow credit for reinsurance ceded to reinsurers that are not licensed or accredited in that state without additional provision for security.

In addition to licensing requirements, TRH’s international operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possible tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

In December 2006, the NAIC adopted a proposal from its Reinsurance Task Force that dramatically modifies the collateral requirements under current credit for reinsurance guidelines. This proposal, if adopted by the states, will implicitly recognize that reinsurers domiciled in certain countries outside of the U.S. are subject to financial scrutiny similar to their U.S. domiciled counterparts. Consequently, collateral requirements under credit for reinsurance rules will be based, in part, on domicile and, in part, on the reinsurer’s financial strength rating as assigned by the Reinsurer Evaluation Office of the NAIC. TRH does not presently expect this proposal to have a material effect on its operations. However, such proposal is expected to reduce the amount of collateral that many non-U.S. domiciled companies will need to post to secure their obligations to U.S. domiciled insurers and reinsurers.

Within the European Union (the “EU”), the EU Reinsurance Directive of November 2005 (the “Directive”) will be phased in commencing October 2007 and fully implemented no later than October 2008. This directive will lift barriers to trade within the EU for companies that are domiciled in an EU country. TRH operates branches within the EU and is evaluating the potential impact of the implementation of the Directive which could vary from country to country.

Relationship with the AIG Group

AIG

AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both general and life insurance operations. Other significant activities include financial services, retirement services and asset management. AIG subsidiaries other than TRH, collectively, are among the largest purchasers of reinsurance in the insurance industry based on premiums ceded.

Control of the Company

As of December 31, 2006, 2005 and 2004, AIG beneficially owned approximately 59% of the Company’s outstanding shares. As of February 26, 2007, three of the Company’s nine current directors were active executive officers of AIG, or in the case of Thomas R. Tizzio retired, and held a number of executive positions with AIG, including the following: Steven J. Bensinger is an Executive Vice President and Chief Financial Officer; Martin J. Sullivan is a Director, President and Chief Executive Officer; and Thomas R. Tizzio is a Retired Senior Vice Chairman and Honorary Director.

As of December 31, 2005, three of the Company’s eight directors were active executive officers of AIG and held a number of executive positions with AIG, including the following: Mr. Bensinger was an Executive Vice President and Chief Financial Officer; Mr. Sullivan was a Director, President and Chief Executive Officer; and Mr. Tizzio was an Honorary Director and Senior Vice Chairman—General Insurance. Messrs. Bensinger and Sullivan were elected to TRH’s Board on May 19, 2005.

Between April 4, 2005 and May 19, 2005, only one, Mr. Tizzio, of the Company’s six directors was an active executive officer of AIG.

For 2004 and through April 3, 2005, four of the Company’s nine directors were active executive officers of AIG, or in the case of Edward E. Matthews retired, and held a number of executive positions with AIG, including the following: Maurice R. Greenberg was a Director, Chairman and Chief

Executive Officer; Mr. Mathews was an Honorary Director and Senior Advisor; Howard I. Smith was a Director, Vice Chairman and Chief Financial Officer; and Mr. Tizzio served as an Honorary Director and Senior Vice Chairman—General Insurance. On April 4, 2005, Messrs. Greenberg, Matthews and Smith resigned from TRH’s Board.

AIG Group Reinsurance

AIG offers TRH the opportunity to participate in a significant amount of property and casualty reinsurance purchased by other subsidiaries of AIG. TRH either accepts or rejects such reinsurance offered based upon TRH’s assessment of risk selection, pricing, terms and conditions. Except where insurance business written by AIG subsidiaries is almost entirely reinsured by TRH by prearrangement, TRH has generally not set terms and conditions as lead underwriter with respect to the treaty reinsurance purchased by other subsidiaries of AIG; however, TRH may in the future set terms and conditions with respect to such business as lead underwriter and intends that the terms and conditions of any such reinsurance will be negotiated on an arm’s length basis. The operating management of TRH is not employed by the AIG Group, and the Underwriting Committee of the Board of Directors of the Company, which includes directors of the Company who are not employees of the AIG Group, monitor TRH’s underwriting policies.

Approximately $593 million (15%), $575 million (15%) and $639 million (15%) of gross premiums written by TRH in the years 2006, 2005 and 2004, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG, for the production of which TRH recorded ceding commissions totaling approximately $140 million, $122 million and $122 million, respectively, in such years. (The amounts discussed in the preceding sentence include transactions with C.V. Starr & Co., Inc. (“Starr”) as described in Transactions with Starr.) In 2006, the great majority of such gross premiums written were recorded in the property, other liability, medical malpractice and ocean marine and aviation lines. In 2005, the great majority of such gross premiums written were recorded in the property, other liability, medical malpractice and ocean marine and aviation lines. In 2004, the great majority of such gross premiums written were recorded in the property, other liability, auto liability, medical malpractice and ocean marine and aviation lines. Of the premiums assumed from other subsidiaries of AIG, $227 million, $209 million and $306 million in 2006, 2005 and 2004, respectively, represent premiums resulting from certain insurance business written by other AIG subsidiaries that is almost entirely reinsured by TRH by prearrangement, for the production of which TRH recorded ceding commissions to such AIG subsidiaries totaling approximately $40 million, $37 million and $40 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group subsidiary versus non-AIG Group subsidiary business it accepts. TRH’s objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results.

TRH retroceded premiums written to other subsidiaries of AIG in the years 2006, 2005 and 2004 of approximately $135 million, $95 million and $153 million, respectively, and received ceding commissions of approximately $14 million, $9 million and $16 million, respectively, for the production of such business in such years. Virtually the entire amount of such retrocessions to AIG subsidiaries in 2006 and 2005, and the great majority of such retrocessions in 2004, consist of amounts which, by prearrangement with TRH, were assumed from a subsidiary of AIG and then ceded in an equal amount to other subsidiaries of AIG. (See Note 15 of Notes to Consolidated Financial Statements.)

Senior Notes Purchased by AIG Subsidiaries

In December 2005, certain subsidiaries of AIG purchased $450 million aggregate principal amount of the Company’s 5.75% senior notes due in 2015. Such amount comprised 60% of the total amount of such notes offered. (See Note 6 of Notes to Consolidated Financial Statements.)

Transactions with Starr and Compensation of Certain TRH Employees from Starr International Company (“SICO”)

According to the Schedule 13D/A filed on November 20, 2006 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc.,

the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the Universal Foundation, Inc., these reporting persons may be deemed to beneficially own in the aggregate approximately 365.9 million shares of AIG common stock. Based on the shares of AIG common stock outstanding as of October 31, 2006, this beneficial ownership represents approximately 14% of the voting stock of AIG. Throughout 2005 and 2004 certain directors of TRH were also stockholders, executive officers or directors of Starr. On January 9, 2006, Starr released a press release indicating that all AIG executives and officers had tendered their shares in Starr pursuant to Starr’s tender offer. In 2006, no TRH directors were stockholders, executive officers or directors of Starr.

For 2004 and through April 3, 2005, Messrs. Greenberg, Matthews and Smith were directors of TRH and also stockholders, executive officers or directors of Starr. On April 4, 2005, Messrs. Greenberg, Matthews and Smith resigned from the Board of Directors of TRH. For 2004 and 2005, Messrs. Orlich and Tizzio were also stockholders, executive officers or directors of Starr. From May 19, 2005, when Messrs. Bensinger and Sullivan were elected to the Board of TRH, through approximately December 31, 2005, Messrs. Bensinger and Sullivan were also stockholders, executive officers or directors of Starr.

Transactions with Starr

Throughout 2006, 2005 and 2004, certain of Starr’s subsidiaries operated as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, produced reinsurance business for TRH. Net commissions related to Starr subsidiaries were insignificant in 2006. Net commissions related to Starr subsidiaries totaled $11 million and $13 million in 2005 and 2004, respectively, for such reinsurance purchased by subsidiaries of AIG totaling $59 million and $77 million, respectively, in such years.

Compensation of Certain TRH Employees from SICO

SICO is a private holding company which has no direct ownership interest in TRH but which has a significant ownership interest in AIG. SICO has provided a series of two-year Deferred Compensation Profit Participation Plans (the “SICO Plans”) to certain TRH employees through December 31, 2004. The SICO Plans came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset is AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including TRH.

None of the costs of the various benefits provided under the SICO Plans has been paid by TRH. Following AIG’s determination in 2005 to record a charge for the deferred compensation amounts paid to TRH employees by SICO, TRH determined that, as a subsidiary of AIG, it was appropriate to record the compensation expense related to its employees’ participation in such plans, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by AIG to TRH.

The SICO Plans provide that shares currently owned by SICO are set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment prior to normal retirement age. Under the SICO Plans, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. Following notification in December 2005 from SICO to participants in the SICO Plans that it will settle specific future awards under the SICO Plans with shares rather than cash, the accounting for the SICO Plans changed from variable to fixed measurement accounting. The impact of such change is insignificant to the amount of expense recorded in 2005.

In 2006 and 2005, TRH recorded compensation expense (included in the Consolidated Statements of Operations in “Other, net”) related to the SICO Plans of $1.1 million and $3.3 million, respectively, with a corresponding increase to additional paid-in capital. TRH will continue to record compensation expense and increases to additional paid-in capital related to the SICO Plans in future periods.

As total SICO compensation expense for each year prior to 2005 would not have been material to any such prior year, TRH recorded in 2005 the total amount of compensation expense related to the SICO Plans that would have been recorded in all prior periods through December 31, 2004 as a reduction to retained earnings of $8.3 million, which is net of income tax savings that TRH expects to realize of $3.0 million. The entire amount of such prior year compensation cost, before tax effect, of $11.3 million, was considered a contribution to capital, and was recorded as an increase to additional paid-in capital.

In making this determination, TRH evaluated the impact that expense recognition would have had on all prior years to which SICO Plans compensation would have applied. In addition, these amounts were calculated as variable stock awards, which considered the fair value of AIG common stock at each measurement date, and included any distributions made under the SICO Plans.

In addition, during 2005, AIG initiated the 2005–2006 Deferred Compensation Profit Participation Plan (the “AIG DCPPP”) that has been modeled after the SICO Plans and includes certain TRH employees as participants. TRH will bear the costs related to TRH employees’ participation in the AIG DCPPP. Compensation expense related to the AIG DCPPP was not material in 2006.

Item 1A. Risk Factors

The risks described below could materially affect TRH’s business, results of operations, cash flows or financial condition.

The occurrence of severe catastrophic events could have a material adverse effect on TRH’s financial condition, results of operations and operating cash flows.

Because TRH underwrites property and casualty reinsurance and has large aggregate exposures to natural and man-made disasters, TRH expects that its loss experience will from time to time include infrequent events of great severity. The frequency and severity of catastrophe losses are inherently unpredictable. Consequently, the occurrence of losses from a severe catastrophe or series of catastrophes could have a material adverse effect on TRH’s financial condition, results of operations and cash flows. Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years, and TRH expects that those factors will increase the severity of catastrophe losses in the future.

If TRH is required to increase its liabilities for loss reserves, TRH’s financial condition, results of operations and cash flows may be materially adversely affected.

Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer, and the ceding company’s payment of that loss and subsequent payments to the ceding company by the reinsurer. TRH is required by applicable insurance laws and regulations and accounting principles generally accepted in the United States of America (“GAAP”) to establish liabilities on its consolidated balance sheet for payment of losses and LAE that will arise in the future from its reinsurance products for losses that have occurred as of the balance sheet date. Under GAAP, TRH is not permitted to establish liabilities until an event occurs that may give rise to a loss. Once such an event occurs, liabilities are established in TRH’s financial statements for TRH’s losses, based upon estimates of losses incurred by the ceding companies. As a result, only liabilities applicable to losses incurred up to the reporting date may be established, with no allowance for the provision of a contingency reserve to account for unexpected future losses. Losses arising from future events will be estimated and recognized at the time the loss occurs. At any time, these liabilities may prove to be inadequate to cover TRH’s actual losses and LAE. To the extent these liabilities may be insufficient to cover actual losses or LAE, TRH will have to add to these liabilities and incur a charge to its earnings, which could have a material adverse effect on TRH’s financial condition, results of operations and cash flows. (See MD&A for further discussion of the risks and uncertainties related to loss reserves.)

If TRH’s risk management methods and pricing models are not effective, TRH’s financial condition, results of operations and cash flows could be materially adversely affected.

TRH’s property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters, including those that may result from terrorist activity. TRH is also exposed to multiple insured losses arising out of a single occurrence that have the potential to accumulate to material amounts and affect multiple risks/programs and classes of business. TRH uses modeling techniques to manage certain of such risks to acceptable limits, although current techniques used to estimate the exposure may not accurately predict the probability of such an event nor the extent of resulting losses. In addition, TRH may purchase retrocession protection designed to limit the amount of losses that TRH may incur. Retrocession arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business, and the failure of retrocessionnaires to honor their obligations could result in losses to TRH. Moreover, from time to time, market conditions may limit and in some cases prevent reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their risk management. It is likely that TRH will face more difficulty than in the past to obtain certain retrocession protection, and will also be required to pay higher prices for such protections than in the recent past. If TRH is unable to obtain retrocessional coverage in the amounts it desires or on acceptable terms, TRH’s capacity and appetite for risk could change, and TRH’s financial condition and results of operations may be materially adversely affected.

Various provisions of TRH’s contracts, such as limitations to or exclusions from coverage or choice of forum, may not be enforceable in the manner TRH intends, due to, among other things, disputes relating to coverage and choice of legal forum. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently difficult to predict and beyond TRH’s control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed TRH’s expectations, which could have a material adverse effect on TRH’s financial condition, results of operations and cash flows.

Increased competition could adversely affect TRH’s profitability.

The property and casualty reinsurance industry is highly competitive in virtually all lines. TRH faces competition from new market entrants and from existing market participants that devote increasing amounts of capital to the types of business written by TRH. Over the past few years, generally increased market capacity, domestic and international merger and acquisition activity, and Lloyd’s of London, which has strengthened its capital base, and limited catastrophe activity in 2006, have added to competitive pressures. As a result of certain 2005 catastrophe events, namely, Hurricane Katrina, the insurance industry’s largest natural catastrophe loss ever, and two subsequent substantial hurricanes, existing insurers and reinsurers have been raising new capital and significant investments have been made in new insurance and reinsurance companies in Bermuda. The ultimate impact on the market of these events is uncertain.

Competition in the types of reinsurance in which TRH is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, the ratings of Best, S&P and Moody’s, the states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer, capacity and coverages offered, premiums charged, specific terms and conditions of the reinsurance offered, services offered, speed of claims payment and reputation and experience in the lines of business underwritten.

TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH has. TRH’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, domestic and European underwriting syndicates and in some instances with government owned or subsidized facilities. Certain of these competitors have been operating for substantially longer than TRH has and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage.

Traditional reinsurers as well as capital market participants from time to time produce alternative products or reinsurance vehicles (such as reinsurance securitizations, catastrophe bonds, various derivatives such as swaps, and sidecars) that may compete with certain types of reinsurance, such as property catastrophe. Capital markets, including hedge funds, have become more active in assuming more reinsurance risk other than from investing in various companies. Numerous hedge funds have provided both pro rata and excess-of-loss reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business. Over time, these numerous initiatives could significantly affect supply, pricing and competition in the reinsurance industry.

In December 2006, the Florida legislature adopted legislation, since signed into law, which directed the Florida Hurricane Catastrophe Fund to more than double its catastrophe reinsurance fund limit. The rate for this coverage is mandated to be significantly below the prevailing market rate. The same law froze current property insurance rates and imposed a moratorium on policy non-renewals. Several other Southeast states have publicly indicated that they are considering similar proposals. While it is too early to make a prediction of the full impact of this law, given TRH’s historical participation in this market, TRH does not presently expect the impact of this legislation to materially reduce its premiums assumed as a result of the loss of some catastrophe excess-of-loss premiums covering Florida risks. However, this measure will likely reduce the demand for catastrophe reinsurance within the Florida market and may compel current market participants to seek greater participation and thus increase competition in other regions such as Latin America, the Caribbean, and the Coastal Mid-Atlantic and New England states.

The property and casualty reinsurance business is historically cyclical, and TRH expects to experience periods with excess underwriting capacity and unfavorable pricing.

Historically, property and casualty reinsurers have experienced significant fluctuations in operating results. Demand for reinsurance is influenced significantly by underwriting results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies’ decisions as to the amount or portion of risk that they retain for their own accounts and consequently reinsurance premium rates. The supply of reinsurance is related to prevailing prices, the levels of insured losses, and levels of industry surplus, among other factors, that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. In addition, the supply of reinsurance is affected by a reinsurer’s confidence in its ability to accurately assess the probability of expected underwriting outcomes, particularly as respects catastrophe losses. As a result, the property and casualty reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable pricing.

The cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile and unpredictable developments, including what TRH believes to be a trend of courts to grant increasingly larger awards for certain damages, changes in the political, social or economic environment, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), man-made disasters (such as those arising from terrorist activities), fluctuations in interest rates, changes in the investment environment that affect market prices of and returns on investments and inflationary pressures that may tend to affect the size of losses experienced by primary insurers. TRH cannot predict whether market conditions will improve, remain constant or deteriorate. A return to unfavorable market conditions may affect TRH’s ability to write reinsurance at rates that it considers appropriate relative to the risk assumed. If TRH cannot write property and casualty reinsurance at appropriate rates, its ability to transact reinsurance business would be significantly and adversely affected.

A downgrade in the ratings assigned to TRH’s operating subsidiaries could adversely affect TRH’s ability to write new business and may adversely impact TRH’s existing agreements.

Best, S&P and Moody’s are generally considered to be significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. These ratings are subject to periodic review at the discretion of each respective rating agency and may be revised downward or revoked at their sole discretion. Rating agencies also may increase their scrutiny of rated companies, revise their rating standards or take other action. In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer or an affiliated company. Therefore, a downgrade of TRH’s rating may dissuade a ceding company from reinsuring with TRH and may influence a ceding company to reinsure with a competitor of TRH that has a higher financial strength rating.

Best maintains a financial strength rating of A+ (Superior) and issuer credit ratings of aa– on the Company’s major operating subsidiaries, TRC, Putnam and TRZ. The outlook for these ratings is stable. These financial strength ratings represent the second highest rating level and these issuer credit ratings represent the fourth highest rating level.

S&P maintains counterparty credit and insurer financial strength ratings on each of TRC, Putnam and TRZ of AA– (Very Strong). This rating is the fourth highest rating level. The outlook for the AA– rating is presently negative, due to S&P’s view that Transatlantic’s operating performance has produced lower returns in recent years than would be expected at the AA rating level. While also describing the conditions that would contribute to a revision back to a stable outlook, S&P commented that if TRH’s operating results remain below S&P’s expectations, the group could be reviewed for possible downgrade.

Moody’s maintains an insurance financial strength rating of Aa3 (Excellent) on TRC. The outlook for the rating is stable. This rating is the fourth highest rating level.

The Company’s 5.75% senior notes due in 2015 are presently rated A2 by Moody’s and A- by S&P. The outlook for the Moody’s rating is stable and the outlook for the S&P rating is currently negative for the same reason discussed earlier. If these debt ratings were lowered, future borrowing costs, if any, may increase.

Approximately 35% of TRH’s in-force treaty contracts as of December 31, 2006 permit the ceding company to cancel the contract if TRH is downgraded below a certain rating level, generally A-. Treaty business accounted for approximately 95% of TRH’s net premiums written in 2006. In addition, 11% of TRH’s in-force treaty contracts as of December 31, 2006 permit the ceding company to cancel the contract in the event of a significant decline in the statutory surplus of TRH’s principal operating subsidiary, TRC, generally of at least 20%.

Contracts may contain one or both of the aforementioned contractual provisions, certain other cancellation triggers or other stipulations, such as a requirement to post collateral for all or a portion of TRH’s obligations under the contract. The two most significant reasons for contract cancellations are discussed in more detail above. Whether a ceding company would exercise any of these cancellation rights would depend on, among other factors, the reason and extent of such downgrade or surplus reduction, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage, among other factors.

When a contract is cancelled on a “cut-off” basis, as opposed to a “run-off” basis, the liability of the reinsurer under policies which became effective under the treaty prior to the cancellation date of such treaty ceases with respect to losses resulting from events taking place on and after said cancellation date. Accordingly, unearned premiums on that business as of the cut-off date are returned to the ceding company, net of a proportionate share of the original ceding commission. In the accounting period of the cancellation effective date, the amount of unearned premiums returned would be recorded as a reduction of gross premiums written with a like reduction in gross unearned premiums with no effect on gross premiums earned. Thus, the canceling of a contract generally has future implications to TRH’s business but rarely affects premiums already earned.

TRH cannot predict in advance the extent to which these cancellation rights would be exercised, if at all, or what effect such cancellations would have on TRH’s financial condition or future operations, but such effect potentially could be material.

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

These financial strength ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances, including TRH’s relationship with AIG. Ratings may also be withdrawn at the request of TRH’s management. Ratings are not a recommendation to buy, sell or hold securities and each rating should be evaluated independently of any other rating.

The current investigations into certain non-traditional, or loss mitigation, insurance products and other legal matters could have a material adverse effect on TRH’s financial condition or results of operations.

Various regulators including the United States Department of Justice (the “DOJ”), the Securities and Exchange Commission (the “SEC”), the Office of the New York State Attorney General (the “NYAG”) and the NYS ID have been conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions within the industry and at AIG. In connection with these investigations, AIG requested that TRH, as a subsidiary of AIG, review its documents and practices, and TRH has cooperated with AIG in all such requests.

On February 9, 2006, AIG announced that it has reached a resolution of claims and matters under investigation by the DOJ, SEC, NYAG and NYS ID. AIG stated that the settlements resolved investigations conducted by the SEC, NYAG and NYS ID against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

As part of these settlements, AIG has agreed to retain, for a period of three years, an Independent Consultant who will conduct a review that will include, among other things, the adequacy of AIG’s internal controls over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory, compliance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, will cooperate with the terms of the settlements that are applicable to TRH.

In April 2005, TRH received subpoenas from the Insurance Departments of Florida and Georgia seeking information relating to finite insurance and reinsurance transactions. In addition, TRH has received a subpoena from the NYS ID seeking information relating to TRC’s relationship and transactions with Sunrise Professional Indemnity, Ltd., a foreign reinsurer providing reinsurance to TRC, and Gallagher Healthcare Insurance Services, Inc., a provider of insurance and risk management services to healthcare providers and a wholly owned subsidiary of Arthur J. Gallagher & Co., Inc.

TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. There have been no further inquiries concerning the matters raised by the subpoenas received from the States of Florida and Georgia.

From time to time, TRH is contacted by regulators from states and other jurisdictions who have commenced investigations and/or inquiries into insurance and reinsurance industry practices as well as insurance brokerage practices. TRH has cooperated, and will continue to cooperate, with all these investigations, including by producing documents and other information in response to subpoenas.

While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

TRH’s businesses are heavily regulated, and changes in regulation may reduce TRH’s profitability and limit its growth.

The Company’s reinsurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to reinsurers and their stockholders and other investors, and relates to authorization to transact certain lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control and a variety of other financial and non-financial components of an insurance company’s business.

In recent years, the state insurance regulatory framework in the U.S. has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance and reinsurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Any proposed or future legislation or NAIC initiatives may be more restrictive than current regulatory requirements or may result in higher costs.

In October 2005, the European Council of Ministers, in an effort to create a uniform scheme of regulation for European domiciled reinsurers, adopted the Directive. The Directive is scheduled to be fully implemented by all EU member countries no later than October 2008. TRH operates in Europe by means of licensed branches and will not necessarily be impacted the same way as EU domiciled reinsurers. At the present time, it is not clear how the Directive will impact non-EU companies that operate in the European Market. It is possible that implementation, as respects non-EU reinsurers, will vary in each EU country and may manifest itself in the form of increased administrative costs and fees, organizational expenses related to required changes to operating structure and/or increased collateralization requirements.

TRH’s offices that operate in jurisdictions outside the United States are subject to certain limitations and risks that are unique to foreign operations.

In addition to licensing requirements, TRH’s international operations are also regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves, amount and type of local investment and other matters. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possibilities of tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted. In addition, TRH’s results of operations and net unrealized currency translation gain or loss (a component of accumulated other comprehensive income) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

TRH may be adversely affected by the impact of market volatility and interest rate and foreign currency exchange rate fluctuation on its invested assets.

TRH’s principal invested assets are fixed maturity investments, which are subject to the market risk of potential losses from adverse changes in interest rates and may also be adversely affected by foreign currency exchange rate fluctuations. Depending on TRH’s classification of its investments as available- for-sale, trading or other, changes in the fair value of TRH’s securities are reflected in the Consolidated Balance Sheet and/or Statement of Operations. TRH’s investment portfolio is also subject to credit risk resulting from adverse changes in the issuers’ ability to repay the debt. These risks could materially adversely affect TRH’s results of operations and/or financial condition.

A principal exposure to foreign currency risk is TRH’s obligation to settle claims in foreign currencies. The possibility exists that TRH may incur foreign currency exchange gains or losses as TRH ultimately settles claims required to be paid in foreign currencies. To mitigate this risk, TRH also maintains investments denominated in certain of the same major foreign currencies in which the claims payments will be made. To the extent TRH does not seek to hedge its foreign currency risk or hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rate could materially adversely affect TRH’s results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2006, the office space of TRH’s New York headquarters and its Chicago and Toronto offices are rented from the AIG Group, which leases it from others. The lease for the office space occupied by TRH’s New York headquarters expires in 2021. The Overland Park, San Francisco, Columbus, Miami, Buenos Aires, Rio de Janeiro, Panama, London, Paris, Zurich, Warsaw, Hong Kong, Shanghai, Tokyo and Sydney offices are rented from third parties.

Item 3. Legal Proceedings

TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Various regulators including the DOJ, the SEC, the NYAG and the NYS ID have been conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions within the industry and at AIG. In connection with these investigations, AIG requested that TRH, as a subsidiary of AIG, review its documents and practices, and TRH has cooperated with AIG in all such requests.

On February 9, 2006, AIG announced that it has reached a resolution of claims and matters under investigation by the DOJ, SEC, NYAG and NYS ID. AIG stated that the settlements resolved investigations conducted by the SEC, NYAG and NYS ID against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

As part of these settlements, AIG has agreed to retain, for a period of three years, an Independent Consultant who will conduct a review that will include, among other things, the adequacy of AIG’s internal controls over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory, compliance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, will cooperate with the terms of the settlements that are applicable to TRH.

In April 2005, TRH received subpoenas from the Insurance Departments of Florida and Georgia seeking information relating to finite insurance and reinsurance transactions. In addition, TRH has received a subpoena from the NYS ID seeking information relating to TRC’s relationship and transactions with Sunrise Professional Indemnity, Ltd., a foreign reinsurer providing reinsurance to TRC, and Gallagher Healthcare Insurance Services, Inc., a provider of insurance and risk management services to healthcare providers and a wholly owned subsidiary of Arthur J. Gallagher & Co., Inc.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales prices and the dividends declared per share of Transatlantic Holdings, Inc. (the “Company”) Common Stock (“TRH shares”) on the New York Stock Exchange Composite Tape for each of the four quarters of 2006 and 2005:

	2006			2005
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$68.00	$57.65	$0.120	$69.45	$59.78	$0.100
Second Quarter	57.83	55.25	0.135	64.00	54.60	0.120
Third Quarter	63.18	53.28	0.135	60.39	54.63	0.120
Fourth Quarter	63.51	59.87	0.135	70.94	54.84	0.120

The Company paid each dividend in the quarter following the quarter of declaration.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s consolidated earnings, financial condition and business needs, capital and surplus requirements of the Company’s operating subsidiaries, regulatory considerations and other factors.

As of January 31, 2007, the approximate number of holders of TRH shares, including those whose TRH shares are held in nominee name, was 37,000.

In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of TRH shares in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of December 31, 2006, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the fourth quarter of 2006. The preceding does not include 23,206 shares related to options exercised in the three months ended December 31, 2006 that were attested to in satisfaction of the exercise price by holders of the Company’s employee or director stock options.

Performance Graph

The following Performance Graph compares the cumulative total return to stockholders on TRH shares for a five-year period (December 31, 2001 to December 31, 2006) with the cumulative total return of the S&P 500 stock index (the “New Broad Equity Market Index”) and a peer group of companies (the “New Peer Group”) consisting of fifteen reinsurance companies to which TRH compares its business and operations: Arch Capital Group Ltd., Axis Capital Holdings Ltd. (included from July 1, 2003), Converium Holding AG, Endurance Specialty Holdings Ltd. (included from February 28, 2003), Everest Re Group Ltd., IPC Holdings Ltd., Max Re Capital Ltd., Montpelier Re Holdings Ltd. (included from October 10, 2002), Odyssey Re Holdings Corp., Partner Re Ltd., Platinum Underwriters Holdings, Ltd. (included from October 29, 2002), PXRE Group Ltd., Renaissance Re Holdings Ltd, SCOR and Swiss Reinsurance Co. The performance of certain companies is included for a shorter period since they were not public companies for the entire five-year performance period. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

The Performance Graph also compares the cumulative total return to stockholders on TRH shares with the cumulative total return of the S&P Midcap 400 Index (the “Old Broad Equity Market Index”) and the cumulative total return of the S&P 500 Property & Casualty Insurance Index (the “Old Published Line-of-Business Index”) to which TRH compared itself in the Performance Graph included in its Definitive Proxy Statement in connection with TRH’s 2006 Annual Meeting of Stockholders. The New Peer Group has been added as it represents those companies TRH competes with in the reinsurance market and to which it compares itself. The Old Published Line-of-Business Index includes insurance companies that do not compete with TRH in the reinsurance market. The New Broad Equity Market Index has been added as it represents a broad measure to which TRH more closely compares itself with. The Old Broad Equity Market Index was previously used as TRH was briefly included within the index in the past. TRH no longer believes that the Old Published Line-of-Business Index and the Old Broad Equity Market Index reflect measures that TRH compares itself to.

Cumulative Total Return to Stockholders
Value of $100 Invested in December 2001

Company / Index	Dec. 2001	Dec. 2002	Dec. 2003	Dec. 2004	Dec. 2005	Dec. 2006
Transatlantic Holdings, Inc.	$100.00	$73.68	$89.79	$86.42	$94.59	$88.16
S&P 500 Index	100.00	77.90	100.25	111.15	116.61	135.03
Peer Group	100.00	76.81	88.99	91.66	94.46	108.82
S&P Midcap 400 Index	100.00	85.49	115.94	135.05	152.00	167.69
S&P 500 Property & Casualty Insurance	100.00	88.98	112.48	124.20	142.97	161.38

Item 6. Selected Financial Data

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

The Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Net premiums written	$3,633,440	$3,466,353	$3,749,274	$3,341,077	$2,500,159
Net premiums earned	3,604,094	3,384,994	3,661,090	3,171,226	2,369,452
Net investment income	434,540	343,247	306,786	270,972	252,026
Realized net capital gains (losses)	10,862	39,884	22,181	9,942	(5,951)
Revenues	4,049,496	3,768,125	3,990,057	3,452,140	2,615,527
Income (loss) before income taxes(1)	539,908	(46,098)	276,212	386,674	188,320
Net income	428,152	37,910	254,584	303,644	169,318
Per Common Share:(2)
Net income:
Basic	$6.49	$0.58	$3.87	$4.64	$2.59
Diluted	6.46	0.57	3.85	4.60	2.57
Cash dividends declared	0.53	0.46	0.39	0.34	0.32
Share Data:(2)
Weighted average common shares outstanding:
Basic	65,955	65,836	65,731	65,508	65,378
Diluted	66,266	66,169	66,189	65,953	65,944
Balance Sheet Data (at year end):
Investments and cash	$11,336,096	$9,241,837	$8,287,003	$6,867,165	$5,587,530
Assets	14,268,464	12,364,676	10,605,292	8,707,758	7,286,525
Unpaid losses and loss adjustment expenses	7,467,949	7,113,294	5,941,464	4,805,498	4,032,584
Unearned premiums	1,144,022	1,082,282	1,057,265	917,355	707,916
5.75% senior notes due December 14, 2015(3)	746,633	746,353	—	—	—
Stockholders’ equity	2,958,270	2,543,951	2,587,129	2,376,587	2,030,767

(1)	Includes pre-tax net catastrophe costs of $544 million in 2005 and $215 million in 2004 and pre-tax net losses and loss adjustment expenses of $100 million related to the fourth quarter increase in net loss reserves in certain casualty lines in 2002. There were no significant catastrophe losses occurring in 2006, 2003 and 2002.

(2)	Share and per share data have been retroactively adjusted, as appropriate, to reflect common stock splits.

(3)	Includes amounts payable to affiliates and others as follows: 2006—Affiliates $447,980; Others $298,653; 2005—Affiliates $447,812; Others $298,541.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as:

• “intends” • “intend” • “intended” • “goal” • “estimate” • “estimates” • “expects” • “expect” • “expected” • “project” • “projects” • “projected” • “projections”	• “plans” • “anticipates” • “anticipated” • “should” • “think” • “thinks” • “designed to” • “foreseeable future” • “believe” • “believes” • “scheduled” • and similar expressions

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Annual Report on Form 10-K, Transatlantic Holdings, Inc. and its subsidiaries (“TRH”) presents its operations in the way it believes will be most meaningful. TRH’s unpaid losses and loss adjustment expenses net of related reinsurance recoverable (“net loss reserves”) and TRH’s combined ratio and its components are presented in accordance with principles prescribed or permitted by insurance regulatory authorities, as these are standard measures in the insurance and reinsurance industries.

Financial Statements

The following discussion refers to the consolidated financial statements of TRH as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Notes 6, 11, 12, 13 and 15 of Notes to Consolidated Financial Statements.)

Executive Overview

The operations of Transatlantic Holdings, Inc. (the “Company”) are conducted principally by its three major operating subsidiaries—Transatlantic Reinsurance Company (“TRC”), Trans Re Zurich (“TRZ”) and Putnam Reinsurance Company (“Putnam”)—and managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis—structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

TRH conducts its business and assesses performance through segments organized along geographic lines. Financial data from branches in the United States that underwrite primarily domestic business, as well as stock compensation expense and revenues and expenses of the Company, are reported in the Domestic segment. In addition, assets purchased with the proceeds from the $750 million aggregate principal amount of senior notes (issued in December 2005), related investment returns and the interest expense on such senior notes are also reflected in the Domestic segment. Data from the London and Paris branches and from TRZ are reported in the aggregate as International—Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches are grouped as International—Other and represent the aggregation of non-material segments.

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

In 2006, casualty lines comprised 73% of TRH’s net premiums written, while property lines totaled 27%. In addition, treaty reinsurance totaled 95% of net premiums written, with the balance representing facultative accounts. Moreover, business written by international operations represented 52% of net premiums written in 2006.

American International Group, Inc. (“AIG”), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 59% of the Common Stock of the Company (“TRH shares”) as of December 31, 2006, 2005 and 2004.

TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are in fixed maturity securities with an average duration of 5.9 years as of December 31, 2006. In general, premiums are received significantly in advance of related claims payments. The following table summarizes TRH’s revenues, income (loss) before income taxes and net income for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount	Change From Prior Year
	(dollars in millions)
Revenues	$4,049.5	7.5%	$3,768.1	(5.6)%	$3,990.1	15.6%
Income (loss) before income taxes	539.9	—	(46.1)	—	276.2	(28.6)
Net income	428.2	1,029.4	37.9	(85.1)	254.6	(16.2)

Consolidated Results

Revenues in 2006 increased compared to 2005 due primarily to increases in Domestic and, to a lesser extent, International—Other net premiums earned and consolidated net investment income, offset, in part, by decreases in International—Europe net premiums earned and decreases in Domestic and International—Europe realized net capital gains (losses). The increase in International—Other net premiums earned occurred principally in the Miami branch (serving Latin America and the Caribbean) and, to a lesser extent, in the Toronto branch. The London and Paris branches reported the great majority of the decrease in International—Europe net premiums earned in 2006. The most significant increases in consolidated net premiums earned occurred in the other liability, accident & health (“A&H”) and property lines, partially offset by a significant decrease in the auto liability line. The changes in net premiums earned generally reflected prevailing market conditions over recent periods, as discussed below. Net investment income increased in 2006 due largely to an increase in fixed maturity investment income and, to a lesser extent, to an increase in investment income from limited parnerships. The increase in fixed maturity investment income was due, in part, to investment returns from continued positive operating cash flows and the investment of the net proceeds from the issuance of $750 million principal amount senior notes in December 2005.

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

While there were no significant catastrophe losses occurring in 2006, the year 2006 includes pre-tax net catastrophe costs of $29 million related to events which occurred in prior years. (See Note 9 of Notes to Consolidated Financial Statements.)

The year 2005 was the worst year ever in recorded history for insured catastrophe losses. In addition, Hurricane Katrina was the largest insured catastrophe loss in reported history. An industry source has projected insurance and reinsurance industry costs related to Hurricane Katrina of approximately $40 billion.

Results for 2005 and 2004 were materially affected by catastrophe costs. Results for 2005 include net pre-tax catastrophe costs of $544 million, or $354 million after tax, principally arising from Hurricanes Katrina ($304 million on a pre-tax basis), Rita ($44 million on a pre-tax basis) and Wilma ($111 million on a pre-tax basis) and, to a lesser extent, from Central European floods and European Windstorm Erwin. Such catastrophe costs consist of pre-tax net catastrophe losses of $483 million (gross $870 million; ceded $387 million) and net ceded reinstatement premiums of $61 million (gross $72 million; ceded $133 million). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in many excess-of-loss catastrophe contracts that require additional premiums to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period in the amount of the loss.

Net pre-tax catastrophe costs of $215 million (gross $270 million; ceded $55 million), or $140 million after tax, dramatically affected 2004 results. These losses resulted from Hurricanes Charley, Frances, Ivan and Jeanne, that affected the Southeastern United States and the Caribbean, typhoons that affected Japan and the tsunami which principally affected South Asia.

Income (loss) before income taxes and net income increased in 2006 as compared to 2005 principally due to increased underwriting profit (loss) and net investment income, offset, in part, by interest expense on TRH’s senior notes and decreased realized net capital gains. The increased underwriting profit (loss) in 2006 reflect an improved combined ratio resulting largely from reduced significant net catastrophe costs and, to a lesser extent, lower net adverse loss reserve development. (See Note 16 of Notes to Consolidated Financial Statements for underwriting profit (loss) by segment.) Decreases in net catastrophe costs and lower net adverse loss reserve development in the aggregate increased underwriting profit (loss) by $618.4 million in 2006 compared to 2005. The reasons for the increase in net investment income are as discussed earlier. The significant tax expense in 2006 compared to the tax benefit recognized in 2005 tempered the impact of the above changes on net income.

Income (loss) before income taxes and net income decreased in 2005 as compared to 2004 due primarily to decreased underwriting profit (loss) resulting primarily from significantly higher net catastrophe costs. Significant tax savings were recognized in 2005 as a result of catastrophe costs, and considers the fact that TRH is able to carry back tax-basis net operating losses to prior years and carry forward minimum tax credits indefinitely. (See Note 4 of Notes to Consolidated Financial Statements.) These tax savings somewhat tempered the impact of catastrophe losses on net income in 2005 compared to 2004.

Underwriting profit (loss) is defined as net premiums earned less net losses and loss adjustment expenses (“LAE”) incurred, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs. (See Operational Review for further discussion.)

Market Conditions and Outlook

The market conditions in which TRH operates have historically been cyclical. For the period under discussion, the reinsurance market has been characterized by significant competition worldwide in most lines of business. Attracted by improved rates, terms and conditions, additional capital entered the market in late 2001 through the formation of new companies, principally in Bermuda, and with additional capital added to certain existing companies. The new capacity spurred additional competition, most significantly in shorter tail, catastrophe related lines, both domestically and internationally. Despite increased capacity, market conditions for reinsurers generally improved throughout 2002 and 2003 as rates increased and terms and conditions generally became more restrictive.

In 2004, property lines experienced meaningful rate decreases on both primary and reinsurance contracts, but remained generally favorable with respect to catastrophe business. Despite the prevalence of modest rate reductions on primary business, casualty rates generally remained firm on the treaty reinsurance side. Rates, terms and conditions were generally stronger for longer tail casualty lines due, in part, to elevated industry-wide loss activity in prior years (that also materially affected TRH), principally related to losses occurring in 1997 through 2001. Overall, market conditions in the reinsurance sector for 2004 generally remained favorable for most classes.

The generally softening property market conditions prevalent in 2004 continued through the first half of 2005 on both primary and reinsurance business. In addition, market conditions in many casualty lines also softened for a significant portion of 2005. However, pricing, terms and conditions on short tail lines of business, such as property, marine and energy, improved significantly in the United States and, to some degree, outside the United States, after Hurricanes Katrina, Rita and Wilma. These improvements had little effect on 2005 results. They were driven by several factors, including the amount of industry capital consumed by the catastrophe losses in that year (an industry record), market-wide adjustments for the failure of traditional property catastrophe models to accurately capture the severity of a Hurricane Katrina type loss and the modification of capital adequacy models by certain rating agencies to increase capital charges related to catastrophe exposures. Searching for a proper return and looking to minimize the uncertainty of property catastrophe modeling, the market arrived at meaningfully higher pricing parameters, higher attachment points, tighter terms and conditions for such programs and a more conservative management of aggregate exposure. These improvements were most significant in the U.S. nationwide property and energy catastrophe programs as well as in energy pro rata contracts. To a lesser extent, U.S. regional property catastrophe, international property catastrophe, marine excess-of-loss, property per risk excess-of-loss and property pro rata programs saw improvements. Other lines of business, including casualty lines, while not experiencing much deterioration in terms, did not see the same magnitude of improvement in market conditions.

Much like the influx of capital after the event of September 11, 2001, a large amount of capital flowed into the market after the major catastrophe events of 2005. Unlike 2001, however, the hurricanes of 2005 had a disproportionate effect on reinsurers and much of the capital raised went to existing reinsurers. Some of the capital also went to new reinsurance companies that were started in Bermuda in the fourth quarter of 2005. The capital raised by existing reinsurers was not just to replace some of the capital lost in the catastrophe events of 2005, but also to meet the higher capital thresholds required by the rating agencies to support catastrophe exposure. Also, due to the severe impact on capital that the hurricanes had on property monoline carriers, the rating agencies imposed higher hurdles for ratings for this type of (re)insurer. Nevertheless, most of the start up companies achieved a rating of at least A– from Best by year end. While these new companies did write a fair amount of property catastrophe and energy excess-of-loss business in 2006, they did not slow the momentum of rate increases in these lines and, in fact, these companies have already begun to look to diversify their writings in order to fully apply their capital.

In addition to new company formations, capital markets, including hedge funds, have become more active in assuming reinsurance risk other than from investing in various companies. Numerous hedge funds have provided both pro rata and excess-of-loss reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business. One type of an alternative transaction is a vehicle known as a “sidecar”. Sidecars are essentially reinsurance companies set up as a special purpose reinsurer to reinsure a discrete group of risks. The sidecar may have an equity investment from its sponsor as well as additional capital provided by hedge funds and other institutional investors and may also have a debt portion that is provided by a bank or other financial institution.

Hedge funds and other investment vehicles also formed or sponsored reinsurers or used other reinsurance companies as conduits to offer traditional reinsurance as well as industry loss warranties (ILWs) and other forms of index-based protections.

While rates for property catastrophe and other lines of business exposed to natural peril losses in U.S. peak zones (areas with concentrations of coastal exposures to hurricanes or general exposure to earthquakes) improved meaningfully at January 1, 2006, rates in these areas experienced more significant increases starting April 1, 2006 and this trend continued throughout the remainder of the year. These improvements were a confluence of capital depletion from the 2005 storms, model changes by the generally accepted catastrophe loss models and stricter rating agency requirements.

With the exception of some parts of the Caribbean, catastrophe exposed lines of business in other parts of the world did not enjoy the same magnitude of rate increases in 2006. International property business continued to see increased competition from established European reinsurers and from newer Bermudian companies that sought to diversify their books. Casualty business experienced downward pressure worldwide, with international rates coming under more pressure than U.S. rates. Other terms and conditions on this business generally held up well worldwide.

Given the amount of capital attracted by year end 2006 as a result of the dislocation in the U.S. markets in 2005, catastrophe exposed accounts renewing on January 1, 2007 saw a slowing of upward rate movements on programs. Nevertheless, TRH anticipates rates for U.S. catastrophe exposed business will remain at an attractive level through 2007.

It is unclear whether certain casualty lines rates will continue to fall, but outside of certain excess & surplus lines and certain poor performing accounts, it seems unlikely that there will be significant rate movements upwards. One major factor keeping casualty rates from sliding too much is the actuarial, claims and underwriting barriers to entry for certain specialty casualty lines of business. TRH has been underwriting casualty business for over 20 years and has developed a favorable reputation for knowledge and commitment to the casualty marketplace. This expertise is difficult to duplicate and has kept some newer markets from entering these lines. Furthermore, many buyers of casualty reinsurance have been far more cautious about the ability and willingness of reinsurers to pay claims that may not come due for many years. TRH’s capital base, financial ratings and favorable claims paying record has generally proven to be a competitive advantage. With fewer reinsurers qualified, in the market’s view, to write casualty reinsurance, capacity in these lines may be more restricted and may keep upward pressure on rates.

Due to the favorable trading conditions for most insurance companies since 2001, many potential buyers of reinsurance have more than replenished the capital lost since then. In many cases, companies’ capitalization is now higher than ever and they may choose to rely less on reinsurance as a form of capital and retain more business. In formulating a reinsurance purchasing strategy, the ceding company will also consider the perceived volatility of the business to be ceded.

In addition, certain historical retrocession protections obtained by TRH in the past are either unavailable or significantly more expensive in the current environment.

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

Further information related to items discussed in this Executive Overview may be found throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations are based upon TRH’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

TRH believes its most critical accounting estimates are those with respect to loss reserves, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis used in the preparation of TRH’s consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. A discussion of these most critical accounting estimates follows:

Loss Reserves

Estimates of loss reserves take into account TRH’s assumptions with respect to many factors that will affect ultimate loss costs but are not yet known. The ultimate process by which actual carried reserves are determined considers not only actuarial estimates but a myriad of other factors. Such factors, both internal and external, which contribute to the variability and unpredictability of loss costs, include trends related to jury awards, social inflation, medical inflation, worldwide economic conditions, tort reforms, court interpretations of coverages, the regulatory environment, underlying policy pricing, terms and conditions and claims handling, among others. In addition, information gathered through underwriting and claims audits are also considered. To the extent that these assumptions underlying the loss reserve estimates are significantly incorrect, ultimate losses may be materially different from the estimates included in the financial statements and may materially affect results of operations. The impact of those differences is reflected in the period they become known.

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

Generally, for each longer tail line of business, significant actuarial judgments are made with respect to the following factors used in the loss reserve setting process:

•	Loss trend factors are used to establish expected loss and LAE ratios (“ELRs”) for subsequent accident years based on the projected loss and LAE ratios for prior accident years. Provisions for inflation and social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) and trends in court interpretations of coverage are among the factors which must be considered.

•

ELRs for the latest accident years generally reflect the ELRs from prior accident years adjusted for the loss trend (see loss trend factor discussion immediately above), as well as the impact of rate level changes and other quantifiable factors. For certain longer tail lines of business that are typically lower frequency, higher severity classes, such as excess medical malpractice and directors’ and officers’ liability (“D&O”), ELRs are often utilized for the last several accident years.

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

A comprehensive annual loss reserve review is conducted in the fourth quarter of each year. These reviews are conducted in full detail for each class or line of business for each underwriting office and thus consist of more than one hundred individual analyses. The purpose of these reviews is to confirm the reasonableness of the carried loss reserve. In completing these detailed actuarial reserve analyses,

TRH is required to make numerous assumptions, including the selection of loss development factors and ELRs. Additionally, TRH needs to select the most appropriate actuarial method(s) to employ for each class of business.

The methodologies that TRH typically employs include paid loss development, incurred loss development, paid Bornhuetter-Ferguson (“B-F”) and incurred B-F methods. Triangles of written premium, paid losses and incurred losses are organized by underwriting year evaluated at six month intervals. The data triangles are split by branch, contract type (i.e., treaty versus facultative), line of business and often between excess-of-loss and pro rata business. The line of business groupings vary by branch and are reviewed annually to ensure proper balance between homogeneity and credibility of data. In the loss development methods, paid and incurred losses by underwriting year are projected to an ultimate basis by applying appropriate age to ultimate development factors to the inception to date paid and incurred losses. The development factors are selected based on curves fitted to the historical average which best represent the data. In the B-F methods, estimates of unpaid and unreported losses are arrived at by multiplying underwriting year earned premium by an ELR and an estimated percentage of unpaid or unreported losses. These percentages of unpaid or unreported losses are derived from the loss development factors described above. In the course of these detailed loss reserve reviews for each business grouping, a point estimate of the loss reserve need is determined. The sum of these point estimates for each of the individual groupings provides an overall actuarial estimate of the loss reserve for each underwriting office and ultimately an actuarial estimate of the loss reserve for TRH as a whole. This amount is then evaluated against actual carried loss reserves. Any changes to the carried loss reserve that are deemed appropriate are reflected in earnings in the period of change.

TRH’s annual loss reserve review for 2006 did not include the calculation of a range of loss reserve estimates. Because the majority of the loss reserves relate to reinsurance of long-tail casualty lines driven by severity rather than frequency of claims, and because management does not believe that credible probabilistic values can be assigned to a range, a better understanding of the volatility of loss reserve estimates can be gained via an analysis of the sensitivity of these estimates to changes in the critical assumptions used in the loss reserve review process as opposed to creating a range.

There is potential for significant variation in the development of loss reserves when actual costs differ from those costs implied by the assumptions used to test the loss reserves. This is particularly true for assumed reinsurance of long-tail casualty classes. Among the most critical assumptions are those made for ELRs and loss development factors, as described earlier.

An analysis of the sensitivity of the loss reserve indications to these key assumptions can be performed by measuring the effect of various changes to the assumptions utilized in the reviews. In general, it is believed that the vast majority of potential volatility in the loss reserves results from the longer tailed classes of business. For the purpose of these sensitivity analyses, only loss reserves from these longer tailed classes, which represent approximately 65% of total loss reserves, were included in the calculations. Additionally, only those underwriting years where it is believed reasonable for deviations from the original assumptions to occur were utilized. Generally, the last 11 years were included in the analysis. This sensitivity analysis was performed on unpaid losses and loss adjustment expenses (“gross loss reserves”) and net loss reserves. The results derived from these analyses were roughly equivalent.

While noting that there exists the potential for greater variations, TRH believes utilizing 5% changes to the assumptions made for both loss development factors and ELRs provides a reasonable benchmark for a sensitivity analysis of the loss reserve estimates. For example, changing the ELRs by 5 percentage points has an impact of about $135 million (either positively or negatively) on the loss reserve estimate. While considerably less likely for most classes of business, we note that changing the ELRs by 10 percentage points has an effect of about $270 million. As previously described, another key assumption is the selection of loss development patterns. The effect of a 5% deviation from the loss development factors utilized in the loss reserve review would be about $200 million. Because a downward deviation of 5% results in negative future development of reported losses for certain years, this scenario is not believed to be as likely as that of an upward deviation of this amount.

Due to the assumptions and methodologies utilized by TRH in its reviews of longer tailed classes of business, changes to the ELRs generally have a much greater impact on the assessment of loss reserves for the most recent few underwriting years while deviations from the loss development factors utilized in the reviews generally are more critical to the loss reserve indications for older underwriting years (i.e., 2002 and prior). Management believes that it is reasonable to simultaneously vary both of the assumptions previously discussed by 5%. The effect of varying these assumptions together by 5% is about $340 million. We also note that the classes of business for which these assumptions are most critical are medical malpractice and D&O, particularly for excess-of-loss business, and excess casualty.

Net loss reserves include amounts for risks related to environmental impairment and asbestos-related illnesses. The majority of TRH’s environmental and asbestos-related liabilities arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including loss and loss adjustment expenses incurred but not reported (“IBNR”), are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

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

Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. Such estimates of premiums earned are considered when establishing the reserve for loss and LAE IBNR. The differences between these estimates and the actual data subsequently reported, which may be material as a result of the diversity of cedants and reporting practices and the inherent difficulty in estimating premium inflows, among other factors, are recorded in the period when the actual data becomes available and may materially affect results of operations. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

Estimates of gross premiums written less related ceding commission by major class of business included in the appropriate components of the Consolidated Statement of Operations for the years ended December 31, 2006 and 2005 and the Consolidated Balance Sheet as of December 31, 2006 and 2005 were as follows:

2006	Gross Premiums Written	Commissions	Premiums Balances Receivable
Major Class
	(in thousands)
Casualty:
Other liability	$153,959	$38,213	$115,746
Ocean marine and aviation	70,293	9,443	60,850
Medical malpractice	27,220	5,869	21,351
Auto liability	20,091	5,057	15,034
Accident and health	32,835	8,870	23,965
Surety and credit	22,666	8,110	14,556
Other	42,870	10,411	32,459

Total casualty	369,934	85,973	283,961

Property:
Fire	49,481	11,221	38,260
Allied lines	50,178	7,483	42,695
Auto physical damage	5,102	1,356	3,746
Homeowners multiple peril	2,811	746	2,065
Other	12,346	2,945	9,401

Total property	119,918	23,751	96,167

Total	$489,852	$109,724	$380,128

2005	Gross Premiums Written	Commissions	Premiums Balances Receivable
Major Class
	(in thousands)
Casualty:
Other liability	$117,465	$29,958	$87,507
Ocean marine and aviation	62,007	6,013	55,994
Medical malpractice	20,861	4,875	15,986
Auto liability	41,725	13,319	28,406
Accident and health	8,543	2,031	6,512
Surety and credit	4,652	1,376	3,276
Other	29,435	8,001	21,434

Total casualty	284,688	65,573	219,115

Property:
Fire	52,411	8,259	44,152
Allied lines	52,525	5,815	46,710
Auto physical damage	2,998	821	2,177
Homeowners multiple peril	45,961	15,078	30,883
Other	11,504	3,161	8,343

Total property	165,399	33,134	132,265

Total	$450,087	$98,707	$351,380

TRH has provided no allowance for bad debts related to the premium estimates based on its historical experience, general profile of its cedants and the ability TRH has in most cases to significantly offset these premium receivables with losses and LAE or other amounts payable to the same parties.

Deferred Acquisition Costs

Acquisition costs, consisting primarily of net commissions incurred on business conducted through reinsurance contracts or certificates, are deferred and then amortized over the period in which the related premiums are earned, generally one year. The evaluation of recoverability of acquisition costs to be deferred considers the expected profitability of the underlying treaties and facultative certificates, which may vary materially from actual results. If the actual profitability varies from the expected profitability, the impact of such differences are recorded, as appropriate, when actual results become known and may have a material effect on results of operations.

Operational Review

Results of Operations

TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount	Change From Prior Year
	(dollars in millions)
Net premiums written	$3,633.4	4.8%	$3,466.4	(7.5)%	$3,749.3	12.2%
Net premiums earned	3,604.1	6.5	3,385.0	(7.5)	3,661.1	15.4
Net investment income	434.5	26.6	343.2	11.9	306.8	13.2

The increase in net premiums written in 2006 compared to 2005 generally reflected prevailing market conditions, as discussed earlier. Excluding the impact of the reduction in net ceded reinstatement premiums and the impact of changes in foreign currency exchange rates, net premiums written would have increased approximately 2.5% in 2006 compared to 2005. Premium growth continues to be mitigated by increased ceding company retentions in certain lines. The decrease in net premiums written in 2005 compared to 2004 resulted largely from softer market conditions, including certain pricing decreases, significant net ceded reinstatement premiums related to catastrophe losses and higher ceding company retentions. Excluding the impact of changes in foreign currency exchange rates and net ceded reinstatement premiums from 2005, net premiums written would have declined approximately 6.4% in 2005 compared to 2004. In 2006 and 2005, as compared to the respective immediately prior year, premium changes were primarily from treaty business. On a worldwide basis, casualty lines business represented 73.3% of net premiums written in 2006 versus 70.2% and 72.4% in 2005 and 2004, respectively. The balance represented property lines. Treaty business represented 95.3% of net premiums written in 2006 versus 95.5% and 96.4% in 2005 and 2004, respectively. The balance represented facultative accounts.

The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in 2006 and 2005 compared to its respective immediate prior year.

	2006	2005
Increase (decrease) in original currency	4.4%	(8.0)%
Foreign exchange effect	0.4	0.5
Increase (decrease) as reported in U.S. dollars	4.8	(7.5)

Domestic net premiums written increased in 2006 by $182.9 million, or 11.7%, from the prior year to $1,751.2 million due to generally favorable market conditions in certain lines and reduced net ceded reinstatement premiums. Significant increases in domestic net premiums written were recorded in the other liability (principally D&O and errors and omissions coverages (“E&O”) and the general casualty class) ($153.1 million), A&H ($33.3 million) and auto liability ($33.0 million) lines. These increases were partially offset by a significant decrease in the surety ($21.5 million) line.

International net premiums written in 2006 totaled $1,882.2 million, a decrease of $15.8 million from 2005 due, in part, to some weakness in market conditions in Europe and increased ceding company retentions. Significant decreases in TRZ and the Paris and London branches of $26.6 million, $16.5 million and $14.8 million, respectively, were mostly offset by significant increases in the Miami and Toronto branches of $37.1 million and $14.6 million, respectively. The increased premium volume in the Miami branch benefited from favorable market conditions in Latin America following significant catastrophe losses affecting the region in 2005. International net premiums written decreased significantly in the auto liability ($53.4 million) and property ($48.9 million) lines. These decreases were partially offset by significant increases in the ocean marine ($41.9 million), credit ($25.1 million) and A&H ($24.0 million) lines. The overall change in international net premiums written includes the impact of changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business as discussed earlier. International business represented 51.8% of 2006 net premiums written compared to 54.8% in 2005.

Domestic net premiums written decreased in 2005 by $271.7 million, or 14.8%, from the prior year to $1,568.3 million due to higher ceding company retentions in recent periods, significant net ceded reinstatement premiums related to catastrophe losses and the softening of primary and reinsurance rates in most classes prior to the occurrence of significant catastrophe loss events in the latter half of 2005. Significant decreases in domestic net premiums written were recorded in the auto liability ($127.6 million), medical malpractice ($94.2 million) and A&H ($26.3 million) lines.

Net premiums written by international operations totaled $1,898.0 million in 2005, decreasing $11.2 million compared to 2004. Market conditions softened in many classes and there was a tendency of ceding companies to increase their retention levels. Significant decreases in net premiums written in London and TRZ of $82.5 million and $19.5 million, respectively, were mostly offset by significant increases in Paris, Hong Kong, Miami and Toronto of $47.7 million, $21.7 million, $15.2 million and $15.1 million, respectively. International net premiums written decreased significantly in the auto liability ($175.3 million) line offset by significant increases in the other liability ($47.2 million), A&H ($45.0 million), boiler and machinery ($34.0 million) and ocean marine ($28.0 million) lines. In addition, international net premiums written in 2005 benefited slightly from the effect of changes in the foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business. International business represented 54.8% of 2005 net premiums written compared to 50.9% in 2004.

Reinstatement premiums were not significant in 2006 and 2004. Net premiums written and earned in 2005 include net ceded reinstatement premiums (related to catastrophe losses) of $61.1 million (gross $72.3 million; ceded $133.4 million), principally related to domestic operations, of which $19.1 million relates to gross adverse development on catastrophe events occurring in 2004.

Generally, reasons for changes in gross premiums written between years are similar to those for net premiums written, except as discussed earlier as regards reinstatement premiums and changes in premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates. The decrease in ceded premiums written and earned in 2006 compared to 2005 is due to a reduction in ceded reinstatement premiums related to 2005 and 2004 catastrophes, partially offset by increases in premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates.

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

Net investment income increased in 2006 compared to 2005 due generally to investment returns from continued positive operating cash flows, the investment of the net proceeds from issuance of $750 million principal amount senior notes in December 2005 and increases in investment income from limited partnerships. Net investment income increased in 2005 compared to 2004 due to the investment (principally in fixed maturities) of significant positive cash flows from operating activities generated in recent periods. (See Note 3(c) of Notes to Consolidated Financial Statements for a breakdown of the components of net investment income and the cash flow discussion under Financial Condition and Liquidity.)

For 2006, 2005 and 2004, the pre-tax effective yields on investments were 4.2%, 3.9% and 4.1%, respectively. The pre-tax effective yield on investments represents pre-tax net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash. Generally, market interest rates on fixed maturities increased during the first half of 2006, losing much of that increase in the second half of the year. The increase in the pre-tax effective yield on investments in 2006 compared to 2005 was due, in part, to increased investment income from limited partnerships offset, in part, by a significant increase in 2006 in the asset amount of short-term investment of funds received under securities loan agreement, which asset produces minimal net investment income. In addition, a portion of the increase in investment yield in 2006 compared to 2005 and the decline in investment yield in 2005 compared to 2004 relates to the investment in December 2005 of significant net proceeds from the issuance of senior notes. Such investments generated limited investment income in 2005, due to the minimal amount of time that they were owned. (See Note 2(c) of Notes to Consolidated Financial Statements.)

Realized net capital gains totaled $10.9 million in 2006, $39.9 million in 2005 and $22.2 million in 2004. Realized net capital gains include investment dispositions, which reflect TRH’s investment and tax planning strategies to maximize after-tax income, and write-downs of securities that, in the opinion of management, had experienced a decline in fair value that was other-than-temporary. In 2006, realized net capital gains included charges for write-downs for other-than-temporary declines in fair value totaling $1.3 million related to fixed maturities available for sale and $0.1 million related to equities available for sale. In addition, realized net capital gains in 2006 were reduced by net foreign currency transaction losses, principally related to non-functional currencies, of $11.2 million. In 2005, realized net capital gains included charges for write-downs for other-than-temporary declines in fair value totaling $1.7 million related to equities available for sale. In 2004, realized net capital gains included charges for write-downs for other-than-temporary declines in fair value totaling $6.2 million related to other invested assets. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Note 2(c) of Notes to Consolidated Financial Statements for criteria used in determination of such write- downs.)

The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results, and does not include income from investments. Generally, a combined ratio under 100% indicates an underwriting profit and a combined ratio exceeding 100% indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. The loss and LAE ratio (“loss ratio”) represents net losses and LAE incurred divided by net premiums earned. The underwriting expense ratio represents the sum of net commissions and other underwriting expenses expressed as a percentage of net premiums written. The combined ratio represents the sum of the loss ratio and the underwriting expense ratio.

The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the years indicated:

	Years Ended December 31,
	2006	2005	2004
Consolidated:
Loss ratio	68.3%	85.0%	75.3%
Underwriting expense ratio	27.7	27.0	26.2
Combined ratio	96.0	112.0	101.5

Domestic:
Loss ratio	77.5%	103.6%	79.8%
Underwriting expense ratio	25.6	25.6	26.3
Combined ratio	103.1	129.2	106.1
International:
Loss ratio	60.1%	70.7%	70.8%
Underwriting expense ratio	29.6	28.2	26.1
Combined ratio	89.7	98.9	96.9

The improvement in the loss ratio for consolidated TRH in 2006 as compared to 2005 reflects improvements from both domestic and international operations. Two factors in the improvement in the loss ratio for consolidated TRH are lower net catastrophe costs and, to a much lesser extent, lower net adverse loss reserve development, primarily from domestic operations.

There were no significant net catastrophe costs for events occurring in 2006. Net catastrophe costs (related to events principally occurring in 2005) in the aggregate added 0.8%, 1.1% and 0.6% to the 2006 combined ratios for consolidated, domestic and international, respectively. (See discussion under Note 9 of Notes to Consolidated Financial Statements for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.) (See discussion in Item 1. Business of Retention Levels and Retrocession Arrangements which discusses maximum gross capacity and maximum net retention by major category and the magnitude of TRH’s exposure to multiple insured losses arising from a single occurrence (i.e., catastrophe losses).)

However, in 2006, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2005 and prior years needed to be increased as a result of greater than expected loss activity in 2006. As a result of that determination, TRH increased net losses and LAE incurred by $181.1 million, representing significant net adverse development in 2006 of losses occurring in all prior years. This net adverse development was comprised of $339.7 million related to losses occurring in 2002 and prior, partially offset by favorable development of $158.6 million related primarily to 2005. The detail of the $181.1 million net adverse development by line of business related to all prior years is presented in the table below:

Lines of Business	Net Loss Reserve at December 31, 2005	Year-end 2005 Net Reestimated Liability at Year-end 2006	Amount of Reestimation (Deficiency) Redundancy(1)
	(in thousands)
Other liability	$2,272,605	$2,464,599	$(191,994)
Fire	503,396	374,606	128,790
Homeowners multiple peril	128,839	92,526	36,313
Medical malpractice	826,558	861,489	(34,931)
Fidelity	147,921	176,037	(28,116)
Ocean marine and aviation	499,305	521,074	(21,769)
Other, net	1,311,819	1,381,240	(69,421)

Total	$5,690,443	$5,871,571	$(181,128)

(1)	Amount of reestimation represents the amount of net losses and LAE incurred in 2006 related to losses occurring in 2005 and prior years.

As presented in the table above, the line of business with the most significant net adverse development recorded in 2006 was the other liability line, arising principally from losses occurring in

2000 to 2002. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, significant net adverse development was recorded in 2006 in the medical malpractice line, arising principally from losses occurring between 1998 and 2002, the fidelity line, arising principally from losses occurring between 1999 and 2005, and the ocean marine and aviation line, arising principally from losses occurring in 2005. The large majority of such net adverse development related to domestic operations. These increases to incurred losses were offset, in part, by net favorable development occurring most significantly in the fire line, arising principally from losses occurring in 2005, and the homeowners multiple peril line, arising principally from losses occurring between 2004 and 2005.

Additionally, included in the above total net adverse development amounts are amounts related to the net adverse development of significant catastrophe losses occurring in prior years, a component of net catastrophe costs. Such net adverse development for 2006 totaled $29.7 million and related principally to catastrophe loss events occurring in 2005.

TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice, D&O, E&O and general casualty. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss trend factor for this business such as jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependent upon the claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices are subject to change without notice.

Based on information presently available, TRH believes its current loss reserves are adequate, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of December 31, 2006 and thus, materially affect net income.

The main reason for the decrease in gross and ceded losses and LAE incurred in 2006 compared to 2005 is the decrease in gross and ceded catastrophe losses (See Note 9 of Notes to Consolidated Financial Statements.) in 2006 partially offset by $199 million increase in gross and ceded losses and LAE incurred related to business assumed from an affiliate which, by prearrangement with TRH, was then ceded in an equal amount to other affiliates.

TRH’s 2005 results include net catastrophe costs of $543.9 million (domestic $385.8 million; international $158.1 million) principally related to Hurricanes Katrina, Rita and Wilma and, to a lesser extent, to Central European floods and European Windstorm Erwin. Such net catastrophe costs include net ceded reinstatement premiums of $61.1 million (domestic $56.2 million; international $4.9 million). Approximately $123.9 million of net catastrophe costs included in international operations relate to hurricanes occurring in the Americas. Net catastrophe costs in the aggregate added 16.0%, 26.3% and 8.2% to the combined ratios for consolidated TRH, domestic and international, respectively.

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

As presented in the table above, the lines of business with the most significant net adverse development recorded in 2005 were the other liability line, arising principally from losses occurring in 1996 to 2002, and the medical malpractice line, arising principally from losses occurring between 1997 and 2001. The large majority of such net adverse development related to domestic operations. These increases to incurred losses were offset, in part, by net favorable development occurring most significantly in the fire line, which arose principally from losses occurring in 2004, and in the ocean marine and aviation line, which arose principally from losses occurring in 2001 through 2004.

Additionally, included in the above total net adverse development amounts are amounts related to the net adverse development of significant catastrophe losses occurring in prior years, a component of net catastrophe costs. Such net adverse development for 2005 totaled $14.2 million related principally to catastrophe loss events occurring in 2004.

A significant reason for the increase in gross and ceded losses and LAE incurred in 2005 compared to 2004 is the increase in gross and ceded catastrophe losses.

TRH’s 2004 results include pre-tax net catastrophe costs of $215.0 million (domestic $98.1 million; international $116.9 million) related to Hurricanes Charley, Frances, Ivan and Jeanne, that affected the Southeastern United States and the Caribbean, typhoons that affected Japan and the tsunami which principally affected South Asia. Such events in the aggregate added 5.9%, 5.4% and 6.3% to the combined ratios for consolidated TRH, domestic and international, respectively.

In addition, in 2004, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2003 and prior years needed to be increased as a result of greater than expected loss activity in 2004. As a result of that determination, TRH increased net losses and LAE incurred by $317.4 million, representing significant net adverse development in 2004 of losses occurring in all prior years. The detail of the net adverse development by line of business is presented in the table below:

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

As presented in the table above, the vast majority of net adverse development recorded in 2004 relates to the other liability and medical malpractice lines for losses occurring between 1998 and 2001, principally in domestic and, to a lesser extent, London operations. These increases to incurred losses were offset, in part, by favorable development across most lines on losses occurring in 2003 and, to a lesser extent, on losses occurring during 2002 in the other liability, aviation and fire lines.

While TRH believes that it has taken appropriate steps to manage its exposure to possible future catastrophe losses, the occurrence of one or more natural or man-made catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses could have a material adverse effect on TRH’s results of operations, liquidity or financial condition. Current techniques and models may not accurately predict the probability of catastrophic events in the future and the extent of the resulting losses (as was the case with Hurricane Katrina). Moreover, one or more catastrophe losses could weaken TRH’s retrocessionnaires and result in an inability of TRH to collect reinsurance recoverables.

The underwriting expense ratio for consolidated TRH increased in 2006 compared to 2005 due to an increase of 0.5% in the other underwriting expense component of the ratio and 0.2% in the net commission component of the ratio. The increase in the other underwriting expense component is due largely to increased employee compensation and benefits expenses.

The underwriting expense ratio for consolidated TRH increased in 2005 compared to 2004 due to an increase of 0.4% in each of the net commission and other underwriting expense components of the ratio.

Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of net commissions incurred, are charged to earnings over the period in which the related premiums are earned.

In December 2005, the Company completed a public offering of $750 million principal amount of its 5.75% senior notes due in 2015 (the “Senior Notes”). 2006 includes interest expense incurred in connection with the Senior Notes of $43.4 million and interest paid of $43.1 million. 2005 includes interest expense incurred in connection with the Senior Notes of $2.1 million. No interest was paid in 2005.

Expenses related to stock compensation agreements totaled $10.9 million, $9.6 million and $2.9 million in 2006, 2005 and 2004, respectively. The majority of such expenses are in “Other, net” in the Consolidated Statements of Operations. (See Recent Accounting Standards herein for a discussion of the Change in Accounting Principle.) “Other, net”, also contains general corporate expenses and other miscellaneous items.

Income (loss) before income taxes was $539.9 million in 2006, $(46.1) million in 2005 and $276.2 million in 2004. The increase in income (loss) before income taxes in 2006 compared to 2005 resulted primarily from increased underwriting profit (loss) and net investment income offset, in part, by increased interest expense and decreased realized net capital gains, each in 2006 as compared to 2005. The increased underwriting profit(loss) in 2006 resulted primarily from lower net pre-tax catastrophe costs and lower net adverse loss reserve development. The lower net pre-tax catastrophe costs and lower net adverse loss reserve development in the aggregate increased income (loss) before income taxes by approximately $618.4 million in 2006 compared to 2005. The decrease in (loss) income before income taxes in 2005 compared to the prior year resulted primarily from $543.9 million of net pre-tax catastrophe costs in 2005 compared to $215.0 million of net pre-tax catastrophe costs in 2004 offset, in part, by increased net investment income and realized net capital gains, both in 2005 as compared to 2004.

Federal and foreign income tax expense (benefit) of $111.8 million, $(84.0) million and $21.6 million were recorded in 2006, 2005 and 2004, respectively. The 2005 tax benefit, which exceeds the amount of pre-tax loss in 2005, resulted from TRH carrying its current year tax net operating loss back to prior years ($61.2 million current tax benefit on the Consolidated Statement of Operations and a current tax recoverable in the same amount included in other assets on the Consolidated Balance Sheet) and recording a deferred tax benefit on the Consolidated Statement of Operations (also included on the Consolidated Balance Sheet as a deferred tax asset) of $20.9 million for a minimum tax credit carryforward. In 2006, TRH generated an additional $6.6 million deferred tax benefit from a minimum tax credit carryforward.

The Company and its domestic subsidiaries, TRC (which includes foreign operations) and Putnam, filed consolidated federal income tax returns for the years under discussion, except those for 2006 which are not yet due. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

The effective tax rates, which represent the sum of current and deferred income taxes (benefits) divided by income (loss) before income taxes, were 20.7% in 2006, 182.2% in 2005 and 7.8% in 2004. The major adjustments reconciling the expected tax expense to actual tax expense in each of the three years under discussion (as detailed in Note 4 of Notes to Consolidated Financial Statements) are similar in terms of their nature and relative size, except that the adjustment for tax-exempt interest has increased as the size of the tax-exempt fixed maturity portfolio has grown in 2006 and 2005 over the respective immediate prior year.

With respect to the unusual effective tax rate in 2005, it is important to note that while the actual tax benefit derived from tax-exempt interest income and the dividends received deduction in 2005 is not significantly different from 2006 and 2004, the percentage impact in the effective tax rate calculation from such items is significantly greater. The greater impact is caused by the fact that income (loss) before income taxes (i.e., denominator in the effective tax rate calculation) is a lower absolute value in 2005 compared to 2006 and 2004, due largely to the greater amount of catastrophe costs in 2005. The effective tax rate for 2006 reflects the fact that there were no significant net catastrophe costs during the year.

Net income and net income per common share on a diluted basis, respectively, were as follows: 2006—$428.2 million, $6.46; 2005—$37.9 million, $0.57; 2004—$254.6 million, $3.85. Reasons for the changes between years are as discussed earlier. (See Note 8 of Notes to Consolidated Financial Statements.)

Segment Results

(a) Domestic:

2006 compared to 2005—Domestic revenues increased from the prior year due primarily to increases in net premiums earned, for reasons similar to those discussed earlier in MD&A for the increase in net premiums written, and, to a lesser extent, increased net investment income offset, in part, by a decrease in realized net capital gains. The increase in net premiums earned in 2006 occurred primarily in the other liability, property, A&H and auto liability lines offset, in part, by a significant decrease in the surety line. The increase in net investment income in 2006 is due, in part, to investment returns from the investment of the $745 million net proceeds from the issuance of the Senior Notes, continued positive operating cash flows and increases in investment income from limited partnerships. Income (loss) before income taxes for 2006 increased due primarily to an increase in underwriting profit (loss) and, to a lesser extent, by increased net investment income. The increase in underwriting profit (loss) is caused principally by decreased net catastrophe costs, which totaled $18.2 million in 2006 compared to $385.8 million in 2005. Both years included significant adverse development of losses occurring in prior years, though such development was lower in 2006 then 2005, in certain more volatile casualty classes, as discussed earlier under Results of Operations.

Assets increased $247 million in 2006 as increases in investments and cash were partially offset by reductions in reinsurance recoverable on paid and unpaid losses and LAE. The increase in investments and cash was due largely to $445.4 million of net operating cash flows.

2005 compared to 2004—Domestic revenues decreased from the prior year due primarily to decreases in net premiums earned for reasons similar to those discussed earlier in MD&A for the decline in net premiums written. The decrease in net premiums earned in 2005 compared to 2004 occurred primarily in the auto liability, medical malpractice and property lines. (Loss) income before income taxes for 2005 decreased compared to the prior year due primarily to a decrease in underwriting profit (loss), slightly offset by increased net investment income and realized net capital gains, each in 2005. The decrease in underwriting profit (loss) is caused principally by increased net pre-tax catastrophe costs of $385.8 million in 2005, principally from Hurricanes Katrina, Rita and Wilma, compared to $98.1 million in 2004. 2005 catastrophe costs include net ceded reinstatement premiums of $56.2 million. Both years included significant adverse development of losses occurring in prior years in certain more volatile casualty classes, as discussed earlier under Results of Operations.

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

(b) International—Europe (London and Paris branches and TRZ):

2006 compared to 2005—Revenues decreased due principally to a decrease in net premiums earned in the London and Paris branches and, to a lesser extent, a decrease in realized net capital gains (losses), partially offset by increased net investment income. Net premiums earned decreased principally in the auto liability, other liability and property lines offset, in part, by increases in the ocean marine, A&H and credit lines. The decrease in net premiums earned is due, in part, to some weakness in market conditions and increased ceding company retentions. Income before income taxes for 2006 increased due primarily to an increase in underwriting profit (loss) in the London branch and TRZ and, to a lesser extent, to increased net investment income in each location. The increase in underwriting profit (loss) is caused principally by decreased net catastrophe costs, which totaled $16.9 million in 2006 compared to $119.6 million in 2005.

Assets increased $1.37 billion in 2006 due largely to an increase of $1.1 billion in the short-term investment of funds received under securities loan agreements for reasons discussed in Financial Condition and Liquidity and an increase of $400 million in fixed maturities available for sale reflecting significant positive operating cash flows in recent periods.

2005 compared to 2004—Net premiums written decreased due to decreases in the auto liability line, mostly in London and TRZ, offset by increases in the other liability, A&H, boiler and machinery and ocean marine lines. European revenues increased compared to the prior year primarily due to increases in net investment income in each location. The increase in net investment income is due, in part, to the investment of positive operating cash flows in recent periods. Income before income taxes for 2005 decreased compared to the prior year due primarily to a decrease in underwriting profit (loss) in each of the locations, offset, in part, by increases in net investment income in each location. The decrease in underwriting profit (loss) is caused principally by increased net pre-tax catastrophe costs of $119.6 million in 2005, principally from Hurricanes Katrina and Rita, Central European floods and European Windstorm Erwin, compared to $26.3 million in 2004. 2005 catastrophe costs were tempered slightly by $5.1 million of net assumed reinstatement premiums.

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

(c) International—Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

2006 compared to 2005—Revenues increased in 2006 due primarily to increases in net premiums earned in all branches, with the largest increases in the Miami and Toronto branches. These increases generally occurred in the property line along with relatively minor increases spread among several other lines. The increased net premiums earned in the Miami branch benefited from favorable market conditions in Latin America following significant catastrophe losses affecting the region in 2005. Income before income taxes increased in 2006 due to increases in underwriting profit (loss) and net investment income. The increase in underwriting profit (loss) is caused in part by decreased net catastrophe costs, which totaled ($6.4) million in 2006 compared to $38.5 million in 2005, and generally improved loss experience in 2006.

Assets increased by $284 million in 2006 due principally to increases in reinsurance recoverable from affiliates on paid and unpaid losses and LAE, and increases in investments and cash.

2005 compared to 2004—Revenues increased in 2005 versus the prior year due primarily to increases in net premiums earned in most offices, with the largest increases in the Miami and Hong Kong branches. These increases generally occurred in the auto liability and property lines. Income before income taxes increased in 2005 compared to the prior year due to increases in underwriting profit (loss). The increase in underwriting profit (loss) is caused, in part, by decreased net pre-tax catastrophe cost, which totaled $38.5 million in 2005, principally from Hurricane Wilma, compared to $90.6 million in 2004. 2005 catastrophe costs include net ceded reinstatement premiums of $10.0 million.

Financial Condition and Liquidity

As a holding company, the Company’s assets consist primarily of the stock of TRC and the Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 14 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) In 2006 and 2005, the Company received cash dividends from TRC of $88.0 million and $36.5 million, respectively. The increase in such dividends in 2006 was primarily to allow the Company to make interest payments on the Senior Notes. As of December 31, 2006, TRC could pay dividends to the Company of $305.9 million without regulatory approval. In 2005, TRC, the primary operating subsidiary, received a capital contribution of $745 million from the Company. These funds were obtained by the Company in connection with its public offering of the Senior Notes. (See Note 6 of Notes to Consolidated Financial Statements.) The Company uses cash primarily to pay interest to the holders of the Senior Notes and dividends to its common stockholders.

Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and funds received under securities loan agreements. Funds are applied by the operating subsidiaries primarily to payments of claims, ceded reinsurance premiums, insurance operating expenses, income taxes and investments in fixed income and equity securities. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents, which are principally interest-bearing, are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

While the expected payout pattern of liabilities (see contractual obligations table later in this section) is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH does not maintain a credit facility. TRH’s primary investment goal is to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of a significant acceleration of paid losses beyond TRH’s ability to fund such payments.

At December 31, 2006, total investments and cash were $11,336.1 million compared to $9,241.8 million at December 31, 2005. The increase was caused, in large part, by $845.4 million of cash provided by operating activities, $1,039.0 million of net funds received under securities loan agreements and by an increase of approximately $230 million due to the foreign exchange impact caused by the weakening U.S. dollar against the currencies in which the investments are denominated during 2006.

TRH’s fixed maturity investments, approximately 73.4% of total investments and cash as of December 31, 2006, are predominantly investment grade, liquid securities, approximately 97.4% of which will mature in less than 10 years. The duration of the fixed maturity portfolio was 5.9 years as of December 31, 2006. Also as of that date, approximately 7.9% of total investments and cash were in common and nonredeemable preferred stocks, approximately 1.6% of total investments and cash were in other invested assets, consisting of investments in limited partnerships, approximately 14.9% of total investments and cash were in the short-term investment of funds received under securities loan agreements, approximately 0.4% of total investments and cash consisted of short-term investments and the remaining 1.8% consisted of cash and cash equivalents. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2007 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

Activity within the fixed maturities available for sale portfolio for the years under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. TRH purchases certain fixed maturities which are classified as held-to- maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. TRH purchased certain equities, which are classified as trading, to meet short term investment objectives. In 2006, TRH increased its holdings in nonredeemable preferred stocks, consistent with its overall investment objectives. In addition, TRH engages in securities lending transactions whereby certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio were loaned to third parties. (See Note 2(c) of Notes to Consolidated Financial Statements.) In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the fair value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates fair value) of the lending agent, an AIG subsidiary, in these transactions. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The fair values of fixed maturities and common stocks available for sale that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $1,577.9 million and $41.2 million, respectively, as of December 31, 2006. The increase in short-term investment of funds received under securities loan agreements in 2006 reflects increased demand to borrow securities denominated in certain European currencies.

At December 31, 2006, gross unrealized gains and losses on all fixed maturities (including those held to maturity and carried at amortized cost) amounted to $189.4 million and $34.0 million, respectively. At December 31, 2006, gross unrealized gains and losses on equities available for sale amounted to $59.9 million and $4.8 million, respectively.

As of December 31, 2006, 95.6% of the fixed maturity portfolio was rated Aaa or Aa, 3.9% was rated A, an additional 0.4% was also rated investment grade and 0.1% was not rated. Also, as of December 31, 2006, TRH had no derivative instruments.

Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development) and payments of losses and loss adjustment expenses for which reserves were previously established.

At December 31, 2006, gross loss reserves totaled $7.47 billion, an increase of $354.7 million, or 5.0% over 2005. The increase in gross loss reserves includes the impact of net changes in foreign currency exchange rates since the end of 2005 and gross loss reserve development.

The components of gross loss reserves as of December 31, 2006 and 2005 by major class of business, split between reported (“case”) amounts and IBNR amounts is presented below:

2006	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)
Casualty:
Other liability	$1,119.6	$1,719.8	$2,839.4
Ocean marine and aviation	468.8	184.4	653.2
Medical malpractice	448.9	578.1	1,027.0
Auto liability	396.9	184.3	581.2
Accident and health	227.1	120.3	347.4
Surety and credit	125.2	134.3	259.5
Other	289.0	267.6	556.6

Total casualty	3,075.5	3,188.8	6,264.3

Property:
Fire	597.4	161.8	759.2
Allied lines	167.2	74.4	241.6
Auto physical damage	28.0	16.0	44.0
Homeowners multiple peril	33.2	42.6	75.8
Other	66.6	16.4	83.0

Total property	892.4	311.2	1,203.6

Total	$3,967.9	$3,500.0	$7,467.9

2005	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)
Casualty:
Other liability	$1,191.2	$1,376.4	$2,567.6
Ocean marine and aviation	409.6	245.1	654.7
Medical malpractice	468.4	465.3	933.7
Auto liability	448.8	163.2	612.0
Accident and health	183.4	187.8	371.2
Surety and credit	136.1	79.9	216.0
Other	209.9	244.5	454.4

Total casualty	3,047.4	2,762.2	5,809.6

Property:
Fire	442.2	223.6	665.8
Allied lines	310.6	104.2	414.8
Auto physical damage	23.4	8.8	32.2
Homeowners multiple peril	51.8	85.5	137.3
Other	28.2	25.4	53.6

Total property	856.2	447.5	1,303.7

Total	$3,903.6	$3,209.7	$7,113.3

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

At December 31, 2006, reinsurance recoverable on gross loss reserves totaled $1.25 billion (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet which is net of an allowance for uncollectible reinsurance recoverable of $12 million), a decrease of $161.1 million, or 11.4%, from the prior year end. The decrease in reinsurance recoverable on gross loss reserves in 2006 was due, in part, to a decrease in reinsurance recoverable on ceded losses related to catastrophes occurring in 2005 offset, in part, by increases in reinsurance recoverable from affiliates. Of the amount of reinsurance recoverable on paid and unpaid losses and LAE, which totaled $1.40 billion as of December 31, 2006, $666 million represented balances that were unsecured. Of such unsecured balances, $155 million was due from affiliates (which are rated AA+) and 90% of the remaining balance was due from companies rated A– or better. (See Note 15 of Notes to Consolidated Financial Statements.)

Net loss reserves totaled $6.21 billion at December 31, 2006, an increase of $516.8 million, or 9.1%, from the prior year end. The increase in net loss reserves includes the impacts of net foreign currency exchange rate changes of $159 million and net loss reserve development. 2006 included paid losses and LAE, net of reinsurance recovered, related to net catastrophe losses of approximately $240 million, principally related to events occurring in 2005. An analysis of the change in net loss reserves from year-end 2005 to year-end 2006 is included in Note 5 of Notes to Consolidated Financial Statements.

Net loss reserves include amounts for risks related to environmental impairment and asbestos-related illnesses totaling $124 million and $99 million at December 31, 2006 and 2005, respectively, including $30 million and $27 million at the aforementioned dates, respectively, related to such losses occurring in 1985 and prior. As TRC, the major operating subsidiary of the Company, commenced operations in 1978, the great majority of TRH’s environmental and asbestos-related liabilities arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss reserves carried at December 31, 2006 are adequate.

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

For 2006, TRH’s operating cash flows totaled $845.4 million, an increase of $215.1 million from 2005. The increase, which emanated mainly from domestic sources, is due, in large part, to increased investment income received and increased recoveries of reinsurance recoverables, partially offset by interest paid on the Senior Notes.

For 2005, TRH’s operating cash flows totaled $630.3 million, a decrease of $274.6 million from 2004. The decrease was caused largely by increased losses and LAE paid, due, in large part, to significant catastrophe losses paid, relating mostly to events occurring in 2004, decreased premiums received, net of commissions, and the net purchase of equities, trading offset, in part, by increased investment income collected and lower income taxes paid.

As significant losses from catastrophes occurring in 2005 remain unpaid, TRH expects that payments related to these events will have a material adverse impact on operating cash flows in 2007 and perhaps thereafter.

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

Of total consolidated operating cash flows, $400.1 million, $332.9 million and $583.7 million, were derived from international operations in 2006, 2005 and 2004, respectively. In each of such years, London was the most significant source of international operating cash flows.

TRH believes that its balance of cash and cash equivalents of $205.3 million as of December 31, 2006 and its future cash flows will be sufficient to meet TRH’s cash requirements through the end of 2006 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

TRH’s operations are exposed to market risk. Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. TRH’s market risk exposures arise from the following:

•	TRH is a globally diversified enterprise with capital employed in a variety of currencies.

•	Much of TRH’s capital is invested in fixed income or equity securities.

TRH analyzes market risk using Value at Risk (“VaR”). VaR is a summary statistical measure that applies the estimated volatility and correlation of market factors of TRH’s market position. The output from the VaR calculation is the maximum loss that could occur over a defined period of time given a certain probability. VaR measures not only the size of individual exposures but also the interaction between different market exposures, thereby providing a portfolio approach to measuring market risk.

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

TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and LAE and unearned premiums, each net of reinsurance, and the Senior Notes.

TRH calculated the VaR with respect to net fair values for 2006 and 2005. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure) within a one-month holding period. TRH uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. TRH uses the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates. For each scenario, each transaction was repriced. Scenario values are then calculated by netting the values of all the underlying assets and liabilities.

The following table presents the year-end, average, high and low VaRs on a diversified basis and of each component of market risk for 2006 and 2005. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

Market Risk	2006				2005
	Year-End	Average	High	Low	Year-End	Average	High	Low
(in millions)
Diversified	$173	$190	$211	$173	$199	$191	$199	$181
Interest rate	153	183	207	153	205	212	228	205
Equity	49	47	50	42	46	54	65	46
Currency	19	19	21	17	17	15	19	12

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

TRH’s stockholders’ equity totaled $2.96 billion at December 31, 2006, an increase of $414.3 million from year-end 2005. The net increase consisted primarily of net income of $428.2 million and an increase in accumulated other comprehensive income of $6.9 million, partially offset by cash dividends declared of $34.6 million.

The abovementioned increase in accumulated other comprehensive income consisted principally of net unrealized foreign currency translation gain from functional currencies, net of income taxes, of $16.1 million, partially offset by net unrealized depreciation of investments, net of income taxes, of $9.2 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of a decrease of $23.9 million in unrealized appreciation of fixed maturities available for sale offset, in part, by an increase of $15.0 million in unrealized appreciation of equities available for sale.

Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the fair value of fixed maturities and equities available for sale and other invested assets. Fair values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

In addition, in 2005, TRH recorded a reduction of retained earnings of $8.3 million (which is net of income tax savings that TRH expects to realize of $3.0 million) and an increase to additional paid-in capital of $11.3 million related to compensation to certain TRH employees from Starr International Company for all prior periods through December 31, 2004 as discussed in Note 12(c) of Notes to Consolidated Financial Statements.

The Company did not repurchase shares of its common stock in 2006 or 2004. In 2005, the Company repurchased 104,800 shares of its common stock, pursuant to a previously announced buyback program, at an aggregate cost of $6.3 million.

As of December 31, 2006, the amounts due and the estimated period between year end 2006 and the dates of payment, under specified contractual obligations of TRH are as follows:

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Long-Term Debt(1)	$1,138,125	$43,125	$86,250	$86,250	$922,500
Operating Leases	80,633	9,697	19,210	10,581	41,145
Gross loss reserves	7,467,949	1,932,151	2,266,600	1,416,166	1,853,032
Other(2)	1,576	1,576	—	—	—

Total	$8,688,283	$1,986,549	$2,372,060	$1,512,997	$2,816,677

(1)	Includes anticipated interest payments.

(2)	Represents commitments to invest in limited partnerships.

With respect to commitments and contingent liabilities, see Note 17 of Notes to Consolidated Financial Statements.

Risk-based capital (“RBC”) standards, promulgated by the National Association of Insurance Commissioners (“NAIC”), relate an individual company’s statutory policyholders’ surplus to the risk inherent in its overall operations and set thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 2006 the statutory surpluses of TRC and Putnam each significantly exceeded the level of surplus required under RBC requirements for regulatory attention.

Recent Accounting Standards

(a) Change in Accounting Principle

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R and its related interpretive guidance replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share-based payment transactions with employees. SFAS 123R requires share-based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

On January 1, 2003, TRH adopted the recognition provisions of SFAS 123 using the prospective method of transition. For the period from January 1, 2003 through December 31, 2005, TRH accounted for share-based payment transactions with employees under SFAS 123. Effective January 1, 2006, TRH adopted SFAS 123R using the Modified Prospective Application method. The Modified Prospective Application method provides for the recognition of the fair value with respect to stock-based compensation for shares granted or modified on or after January 1, 2006 and for all previously granted but unvested awards as of January 1, 2006. Accordingly, financial statement amounts for 2005 and 2004 presented in this Form 10-K have not been restated. The impact of adopting SFAS 123R was not material to income before income taxes, net income (including basic and diluted net income per share amounts), financial condition or cash flows in 2006.

(b) Other Accounting Standards

For further discussion of the following recent accounting standards and their application to TRH, see Note 2(l) of Notes to Consolidated Financial Statements.

(i) In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”).

(ii) In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).

(iii) In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”).

(iv) In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).

(v) In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).

(vi) In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Transatlantic Holdings, Inc.:

We have completed integrated audits of Transatlantic Holdings, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A., that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
February 26, 2007

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005
	(in thousands, except share data)
ASSETS
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2006—$1,291,634; 2005—$1,284,826)	$1,254,017	$1,257,941
Available for sale, at fair value (amortized cost: 2006—$6,943,290; 2005—$6,143,063) (pledged, at fair value: 2006—$1,577,864; 2005—$562,007)	7,061,090	6,297,675
Equities:
Available for sale, at fair value:
Common stocks (cost: 2006—$577,096; 2005—$574,362) (pledged, at fair value: 2006—$41,187; 2005—$23,054)	624,405	606,325
Nonredeemable preferred stocks (cost: 2006—$229,066; 2005—$12,390)	236,846	12,420
Trading, at fair value, principally common stocks (cost: 2006—$37,397; 2005—$48,124)	38,232	46,493
Other invested assets	178,519	172,869
Short-term investment of funds received under securities loan agreements	1,694,841	606,882
Short-term investments, at cost (approximates fair value)	42,882	43,112
Cash and cash equivalents	205,264	198,120

Total investments and cash	11,336,096	9,241,837
Accrued investment income	129,759	107,431
Premium balances receivable, net	708,579	782,880
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	441,200	294,957
Other	953,992	1,196,516
Deferred acquisition costs	231,180	217,709
Prepaid reinsurance premiums	68,647	61,291
Deferred income taxes	310,967	302,451
Other assets	88,044	159,604

Total assets	$14,268,464	$12,364,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$7,467,949	$7,113,294
Unearned premiums	1,144,022	1,082,282
Payable under securities loan agreements	1,694,841	606,882
5.75% senior notes due December 14, 2015:
Affiliates	447,980	447,812
Other	298,653	298,541
Other liabilities	256,749	271,914

Total liabilities	11,310,194	9,820,725

Commitments and contingent liabilities (see Note 17)

Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2006—67,026,608; 2005—66,900,085	67,027	66,900
Additional paid-in capital	228,480	214,700
Accumulated other comprehensive income	42,626	35,729
Retained earnings	2,642,056	2,248,541
Treasury Stock, at cost; 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	2,958,270	2,543,951

Total liabilities and stockholders’ equity	$14,268,464	$12,364,676

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands, except per share data)
Revenues:
Net premiums written	$3,633,440	$3,466,353	$3,749,274
Increase in net unearned premiums	(29,346)	(81,359)	(88,184)

Net premiums earned	3,604,094	3,384,994	3,661,090
Net investment income	434,540	343,247	306,786
Realized net capital gains	10,862	39,884	22,181

Total revenues	4,049,496	3,768,125	3,990,057

Expenses:
Net losses and loss adjustment expenses	2,462,666	2,877,042	2,754,560
Net commissions	903,666	857,450	910,325
Other underwriting expenses	102,339	79,526	72,496
Increase in deferred acquisition costs	(13,471)	(14,648)	(29,449)
Interest on senior notes	43,405	2,050	—
Other, net	10,983	12,803	5,913

Total expenses	3,509,588	3,814,223	3,713,845

Income (loss) before income taxes	539,908	(46,098)	276,212

Income taxes (benefits):
Current	123,986	(52,767)	78,918
Deferred	(12,230)	(31,241)	(57,290)

Total income taxes (benefits)	111,756	(84,008)	21,628

Net income	$428,152	$37,910	$254,584

Net income per common share:
Basic	$6.49	$0.58	$3.87
Diluted	6.46	0.57	3.85
Weighted average common shares outstanding:
Basic	65,955	65,836	65,731
Diluted	66,266	66,169	66,189

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands, except per share data)
Common Stock:
Balance, beginning of year	$66,900	$66,712	$53,333
Stock split effected as a dividend	—	—	13,152
Issued under stock option and purchase plans	127	188	227

Balance, end of year	67,027	66,900	66,712

Additional paid-in capital:
Balance, beginning of year	214,700	191,403	196,645
Stock split effected as a dividend	—	—	(13,158)
Excess of proceeds over par value of common stock issued under stock option and purchase plans	3,146	2,463	5,098
Contributed capital	10,634	20,834	2,818

Balance, end of year	228,480	214,700	191,403

Accumulated other comprehensive income:
Balance, beginning of year	35,729	95,234	120,770
Net change for year	10,613	(91,548)	(39,285)
Deferred income tax effect on net change	(3,716)	32,043	13,749

Balance, end of year	42,626	35,729	95,234

Retained earnings:
Balance, beginning of year	2,248,541	2,249,393	2,020,282
Net income	428,152	37,910	254,584
Cash dividends declared (per common share: 2006—$0.53; 2005—$0.46; 2004—$0.39)	(34,637)	(30,467)	(25,473)
Other	—	(8,295)	—

Balance, end of year	2,642,056	2,248,541	2,249,393

Treasury Stock:
Balance, beginning of year	(21,919)	(15,613)	(14,443)
Acquisition of treasury stock	—	(6,306)	(1,170)

Balance, end of year	(21,919)	(21,919)	(15,613)

Total stockholders’ equity	$2,958,270	$2,543,951	$2,587,129

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$428,152	$37,910	$254,584

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in unpaid losses and loss adjustment expenses, unearned premiums and prepaid reinsurance premiums	409,039	1,233,088	1,251,503
Changes in premium and reinsurance balances receivable and payable, net	142,191	(514,583)	(381,804)
Change in deferred acquisition costs	(13,471)	(14,648)	(29,449)
Change in accrued investment income	(41,262)	(29,313)	(28,562)
Realized net capital gains from investments	(22,084)	(39,884)	(22,181)
Changes in current and deferred income taxes	54,881	(124,445)	(85,558)
Change in unrealized net foreign exchange gains and losses	(149,000)	131,438	(131,586)
Changes in other assets and liabilities, net	6,219	(20,173)	58,384
Changes in equities trading, net	7,512	(48,839)	—
Other, net	23,234	19,736	19,580

Total adjustments	417,259	592,377	650,327

Net cash provided by operating activities	845,411	630,287	904,911

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	692,237	697,916	656,095
Proceeds of fixed maturities available for sale redeemed or matured	412,379	360,723	367,819
Proceeds of equities available for sale sold	981,671	808,305	872,900
Purchase of fixed maturities held to maturity	—	(169,893)	(470,748)
Purchase of fixed maturities available for sale	(1,767,482)	(2,243,159)	(1,496,533)
Purchase of equities available for sale	(1,165,148)	(770,340)	(876,074)
Net sale of other invested assets	8,792	17,054	15,678
Net (purchase) sale of short-term investment of funds received under securities loan agreements	(1,038,979)	192,766	(389,212)
Net sale (purchase) of short-term investments	2,473	(510)	(15,891)
Change in other liabilities for securities in course of settlement	7,350	11,572	11,933
Other, net	14,440	9,155	4,007

Net cash used in investing activities	(1,852,267)	(1,086,411)	(1,320,026)

Cash flows from financing activities:
Net funds received (disbursed) under securities loan agreements	1,038,979	(192,766)	389,212
Dividends to stockholders	(33,637)	(28,967)	(24,723)
Proceeds from common stock issued	3,273	2,651	5,325
Acquisition of treasury stock	—	(6,306)	(1,170)
Net proceeds from senior notes issued	—	744,690	—
Other, net	233	(1,495)	(150)

Net cash provided by financing activities	1,008,848	517,807	368,494

Effect of exchange rate changes on cash and cash equivalents	5,152	(6,998)	7,169

Change in cash and cash equivalents	7,144	54,685	(39,452)
Cash and cash equivalents, beginning of year	198,120	143,435	182,887

Cash and cash equivalents, end of year	$205,264	$198,120	$143,435

Supplemental cash flow information:
Income taxes paid, net	$54,417	$39,637	$105,315
Interest paid on senior notes	43,125	—	—

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands)
Net income	$428,152	$37,910	$254,584

Other comprehensive income (loss):
Net unrealized depreciation of investments, net of tax:
Net unrealized holding gains (losses)	7,932	(10,118)	19,925
Deferred income tax (charge) benefit on above	(2,777)	3,543	(6,974)
Reclassification adjustment for gains included in net income	(22,084)	(39,884)	(22,181)
Deferred income tax benefit on above	7,729	13,959	7,763

	(9,200)	(32,500)	(1,467)

Net unrealized currency translation gain (loss), net of tax:
Net unrealized currency translation gain (loss)	24,765	(41,546)	(37,029)
Deferred income tax (charge) benefit on above	(8,668)	14,541	12,960

	16,097	(27,005)	(24,069)

Other comprehensive income (loss)	6,897	(59,505)	(25,536)

Comprehensive income (loss)	$435,049	$(21,595)	$229,048

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Transatlantic Holdings, Inc. (the “Company”) is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company (“TRC”). TRC owns all of the common stock of Trans Re Zurich (“TRZ”) and Putnam Reinsurance Company (“Putnam”). As of December 31, 2006, 2005 and 2004, American International Group, Inc. (“AIG”, and collectively with its subsidiaries, the “AIG Group”) beneficially owned approximately 59% of the Company’s outstanding shares.

Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH’s principal lines of business are other liability (including directors’ and officers’ liability (“D&O”) and errors and omissions coverages (“E&O”)), ocean marine and aviation, medical malpractice, auto liability (including non-standard risks), accident and health (“A&H”) and surety and credit in the casualty lines, and fire, allied lines, auto physical damage and homeowners multiple peril lines in the property lines (which include property catastrophe risks). Casualty lines represented 73.3%, 70.2% and 72.4% of net premiums written in 2006, 2005 and 2004, respectively. The balance represented property lines.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The Company consolidates subsidiaries in which it holds a controlling financial interest. Entities where the Company holds 20% to 50% of the voting rights or has the ability to exercise significant influence are accounted for under the equity method.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform prior years’ presentations with 2006.

(b) Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

TRH believes that its most critical accounting estimates are those with respect to loss reserves, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH’s consolidated financial statements and footnotes.

(c) Investments: Fixed maturities are classified as held-to-maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. Where TRH may not have the positive intent to hold fixed maturities to maturity and such securities are not designated as trading, such fixed maturities are considered to be available for sale and carried at fair values. Premiums and discounts arising from the purchase of fixed maturities are treated as yield adjustments over their estimated lives, until maturity or call date, if applicable. Common and non-redeemable preferred stocks, including those held to meet short term investment objectives and classified as trading, are carried at fair values. Fair values for fixed maturity securities and equities are generally based upon quoted market prices. For certain fixed maturity securities, for which market prices were not readily available, fair values were principally estimated using values obtained from independent pricing services.

TRH engages in securities lending transactions where certain securities (i.e., fixed maturities and common stocks available for sale) from its portfolio are loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the fair value of the

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loaned security. Such funds are held in a pooled account of the lending agent in these transactions (an AIG subsidiary) and are carried as an investment on the Consolidated Balance Sheet (at cost, which approximates fair value). A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The fair value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the value fluctuates. Fees received net of fees paid related to these transactions are recorded in net investment income.

Other invested assets consist of investments in limited partnerships. Limited partnerships in which TRH holds less than a 5% interest are reported at fair value. With respect to limited partnerships in which TRH holds a 5% or greater interest or where TRH has more than a minor influence over the operations of the investee, TRH’s carrying value represents its share of the net asset value of the partnerships. TRH obtains the fair value of its investments in limited partnerships from information provided by the general partner or manager of each of these investments, the accounts of which generally are audited on an annual basis.

Unrealized gains and losses from available for sale investments in fixed maturity securities, equities and other invested assets, are reflected as a separate component of accumulated other comprehensive income, net of deferred income taxes. Unrealized gains and losses from investments in trading securities are reflected in income currently. Investments in fixed maturities and equity securities are recorded on a trade date basis.

TRH periodically evaluates its securities for other-than-temporary impairments in valuation. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of TRH’s management and a continual review of its investments.

A security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25% or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine months or longer);

•	The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization; or

•	The probability of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

At each balance sheet date, TRH evaluates its securities holdings in an unrealized loss position. Where TRH does not intend to hold such securities until they have fully recovered their carrying value based on the circumstances present at the date of evaluation, TRH records the unrealized loss in income. If events or circumstances change, such as unexpected changes in creditworthiness of the obligor, unanticipated changes in interest rates, tax laws, statutory capital positions and unforeseen liquidity events, among others, TRH revisits its intent, to determine if a loss should be recorded in income. Further, if a loss is recognized from a sale subsequent to a balance sheet date pursuant to these unexpected change in circumstances, the loss is recognized in the period in which the intent to hold the securities no longer exists.

Once a security has been identified as other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous fair value and recorded as a realized loss.

TRH has the ability to hold any fixed maturity security to its stated maturity, including those fixed maturity securities classified as available for sale. Therefore, the decision to sell any such fixed maturity security classified as available for sale reflects the judgment of management that the security sold is unlikely to provide, on a relative basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management’s

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale.

(d) Cash and Cash Equivalents: Cash and cash equivalents, which are principally interest-bearing, generally include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less.

(e) Deferred Acquisition Costs: Acquisition costs, consisting primarily of net commissions incurred on business conducted through reinsurance contracts or certificates, are deferred, and then amortized over the period in which the related premiums are earned, generally one year. Anticipated losses and loss adjustment expenses (“LAE”) and estimated remaining costs of servicing the contracts are considered in the evaluation of recoverability of acquisition costs to be deferred. Anticipated investment income is not considered in such evaluation.

(f) Premium Revenues: In recent years, premiums from treaty contracts have approximated 95% of net premiums written, while facultative contracts have approximated 5%. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. Generally, for excess-of-loss treaty contracts, premiums are recorded as written based on contract terms. Premiums are earned ratably over the term of the related coverages. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums assumed and reinsurance ceded, respectively, relating to the unexpired terms of such coverages. Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. These estimates are subject to change when actual data for such items estimated become available. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

(g) Net Investment Income: Net investment income represents income primarily from the following sources:

•	Accrued interest income from fixed maturities, as well as amortization and accretion of premiums and discounts on fixed maturities.

•	Dividend income and distributions from common and preferred stock and other investments when receivable.

•	Earnings from limited partnership investments accounted for under the equity method.

•	Unrealized gains and losses from investments in trading securities.

(h) Realized Net Capital Gains and Losses: Realized capital gains and losses are determined principally by specific identification and generally emanate from the following sources:

•	Sales of fixed maturities, equities and limited partnerships.

•	Reductions to the cost basis of fixed maturities, equity securities and other invested assets for other-than-temporary impairments.

•	Foreign currency exchange rate gains and losses resulting from foreign currency transactions.

(i) Losses and LAE: Unpaid losses and LAE (“gross loss reserves”) are principally based on reports and individual case estimates received from ceding companies. An amount is included for losses and LAE incurred but not reported (“IBNR”) on the basis of past experience. The methods of making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any resulting adjustments are reflected in income currently. Net losses and LAE incurred consists of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of prior period losses.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Losses and loss adjustment expenses net of related reinsurance recoverable (“net loss reserves”) include certain amounts for the reinsurance of risks related to environmental impairment and asbestos- related illnesses. The majority of TRH’s environmental and asbestos-related liabilities arise from contracts entered into after 1985. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 2006 for such claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environment impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things. Further, there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

(j) Deferred Income Taxes: Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. TRH assesses its ability to realize deferred tax assets primarily based on earnings history, future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available to legal entities recognizing deferred tax assets, in accordance Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” See Note 4 for further discussion of income taxes.

(k) Currency Translation: Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates. Income and expense accounts are translated at average exchange rates for the year. The resulting net unrealized currency translation gain (loss) for functional currencies is recorded as a separate component of accumulated other comprehensive income, net of related taxes, in stockholders’ equity.

Transaction gains and losses on assets and liabilities denominated in foreign currencies are recorded as a component of realized net capital gains (losses) during the period in which they occur.

(l) Recent Accounting Standards:

(1) Change in Accounting Principle

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R and its related interpretive guidance replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123 as originally issued in 1995, established as preferable a fair-value method of accounting for share-based payment transactions with employees. SFAS 123R requires share-based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2003, TRH adopted the recognition provisions of SFAS 123 using the prospective method of transition. For the period from January 1, 2003 through December 31, 2005, TRH accounted for share-based payment transactions with employees under SFAS 123. Effective January 1, 2006, TRH adopted SFAS 123R using the Modified Prospective Application method. The Modified Prospective Application method provides for the recognition of the fair value with respect to stock-based compensation for shares granted or modified on or after January 1, 2006 and for all previously granted but unvested awards as of January 1, 2006. Accordingly, financial statement amounts for 2005 and 2004 presented in this Form 10-K have not been restated. The impact of adopting SFAS 123R was not material to income before income taxes, net income (including basic and diluted net income per share amounts), financial condition or cash flows in 2006. (See Note 12 for a discussion of stock-based compensation plans.)

(2) Other Accounting Standards

(a) In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to prospectively recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 does not change the accounting for a multiemployer plan.

TRH adopted SFAS 158 in the fourth quarter of 2006. The adoption of SFAS 158 did not have a material effect on TRH’s results of operations, financial position or cash flows.

(b) In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires that registrants quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that when all relevant quantitative and qualitative factors are considered, is material. TRH adopted SAB 108 in the fourth quarter of 2006. The adoption of SAB 108 did not have a material effect on TRH’s consolidated financial statements.

(c) In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 replaces the measurement and recognition guidance set forth in FASB Emerging Issue Task Force (“EITF”) Issue No. 03-1 and codifies certain existing guidance on impairment. TRH adopted FSP FAS 115-1 in the first quarter of 2006. The adoption of FSP FAS 115-1 did not have a material effect on TRH’s results of operations, financial position or cash flows.

(d) In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for financial statements for fiscal years beginning after November 15, 2007. TRH is currently assessing the effect of implementing this

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

(e) In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. TRH is currently assessing the effect of implementing this guidance.

(f) In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. TRH does not expect the implementation of FIN 48 to have a material effect on its results of operations, financial position or cash flows.

3. Investments

(a) Statutory Deposits: Investments, the substantial majority of which are fixed maturities and common stocks available for sale, were deposited with governmental authorities as required by law and amounted to approximately $351 million and $277 million at December 31, 2006 and 2005, respectively.

(b) Net Investment Income: An analysis of net investment income of TRH follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Fixed maturities	$354,890	$297,522	$270,837
Equities	34,626	29,767	25,401
Other invested assets (principally limited partnerships)	32,300	10,604	13,556
Other	22,420	14,266	6,201

Total investment income	444,236	352,159	315,995
Investment expenses	(9,696)	(8,912)	(9,209)

Net investment income	$434,540	$343,247	$306,786

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Investment Gains and Losses: Realized net capital gains (losses) and the change in net unrealized appreciation (depreciation) of investments are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Realized net capital gains (losses):
Fixed maturities(1)	$(306)	$(74)	$3,628
Equities available for sale(2)	22,392	39,915	25,007
Other(3)	(11,224)	43	(6,454)

Total	$10,862	$39,884	$22,181

Change in net unrealized appreciation (depreciation) of investments:(4)
Fixed maturities carried at amortized cost	$10,733	$(2,441)	$17,176
Fixed maturities carried at fair value	(36,812)	(39,029)	3,887
Equities available for sale	23,097	(17,064)	(10,642)
Other	(439)	6,092	4,499

Total	$(3,421)	$(52,442)	$14,920

(1)	Includes write-downs for other-than-temporary declines in fair value of $1.3 million for 2006. There were no write-downs for other-than-temporary declines in fair value in 2005 or 2004.

(2)

Includes write-downs for other-than-temporary declines in fair value of $0.1 million and $1.7 million for 2006 and 2005, respectively. There were no write-downs for other-than-temporary declines in fair value in 2004.

(3)

Includes write-downs for other-than-temporary declines in fair value of $6.2 million for 2004. There were no write-downs for other-than-temporary declines in fair value in 2006 or 2005. In addition, includes net foreign currency transaction losses of $11.2 million in 2006.

(4)	Before deferred income tax effect.

(d) Fixed Maturities: The amortized cost and fair value of fixed maturities at December 31, 2006 and 2005 are summarized as follows:

	Amortized Cost	Gross Unrealized
		Gains	Losses(1)	Fair Value
	(in thousands)
2006
Fixed maturities held to maturity and carried at amortized cost:
States, domestic municipalities and political subdivisions	$1,254,017	$39,473	$1,856	$1,291,634

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$350,436	$774	$2,538	$348,672
States, foreign and domestic municipalities and political subdivisions	4,510,622	140,762	1,106	4,650,278
Foreign governments	305,273	1,541	1,990	304,824
Corporate	1,776,959	6,846	26,489	1,757,316

Total	$6,943,290	$149,923	$32,123	$7,061,090

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized
		Gains	Losses(1)	Fair Value
	(in thousands)
2005
Fixed maturities held to maturity and carried at amortized cost:
States, domestic municipalities and political subdivisions	$1,257,941	$29,809	$2,924	$1,284,826

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$302,963	$1,611	$932	$303,642
States, foreign and domestic municipalities and political subdivisions	4,164,267	136,760	5,547	4,295,480
Foreign governments	250,769	6,798	4,660	252,907
Corporate	1,425,064	53,611	33,029	1,445,646

Total	$6,143,063	$198,780	$44,168	$6,297,675

(1)	See Note 3(f) for additional information about gross unrealized losses as of December 31, 2006 and 2005.

The amortized cost and fair value of fixed maturities at December 31, 2006 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities held to maturity:
Due after one year through five years	$20,912	$20,818
Due after five years through ten years	1,185,758	1,224,570
Due after ten years	47,347	46,246

Total	$1,254,017	$1,291,634

Fixed maturities available for sale:
Due in one year or less	$675,574	$680,654
Due after one year through five years	2,143,578	2,179,182
Due after five years through ten years	3,961,831	4,033,752
Due after ten years	162,307	167,502

Total	$6,943,290	$7,061,090

Gross gains of $2.8 million, $4.1 million and $8.3 million and gross losses of $3.9 million, $5.0 million and $5.1 million were realized on sales of investments in fixed maturities available for sale in 2006, 2005 and 2004, respectively.

(e) Equities: Gross gains of $61.8 million, $70.9 million and $58.3 million and gross losses of $39.4 million, $29.4 million and $33.3 million were realized on sales of equities available for sale in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, net unrealized appreciation of equities available for sale (before applicable income taxes) included gross gains of $59.9 million and $40.7 million and gross losses of $4.8 million and $8.7 million, respectively. (See Note 3(f) for additional information about gross unrealized losses as of December 31, 2006 and 2005.)

(f) Additional Information on Gross Unrealized Losses on All Fixed Maturities and on Equities Available for Sale: As of December 31, 2006 and 2005, TRH’s aggregate gross unrealized losses on all fixed maturities and on equities available for sale totaled $38.8 million and $55.8 million, respectively. As of December 31, 2006 and 2005, no single issuer accounted for more than 6% and 5%, respectively, of the aggregate gross unrealized losses.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006 and 2005, the aging of the gross unrealized losses with respect to fixed maturities and equities, grouped by percentage of gross unrealized loss (the extent by which the market value is less than amortized cost or cost) relative to cost, including the number of respective items, was as follows:

2006

Months in a Continuous Unrealized Loss Position	Less than or Equal to 20% of Cost(1)			Greater than 20% to 50% of Cost(1)			Total
	Fair Value	Gross Unrealized Loss	Items	Fair Value	Gross Unrealized Loss	Items	Fair Value	Gross Unrealized Loss	Items
	(dollars in thousands)
Total Fixed Maturities
0-6	$1,821,103	$26,876	321	$—	$—	—	$1,821,103	$26,876	321
6-12	45,323	451	9	—	—	—	45,323	451	9
>12	324,315	6,652	83	—	—	—	324,315	6,652	83

Total	$2,190,741	$33,979	413	$—	$—	—	$2,190,741	$33,979	413

Equities Available for Sale
0-6	$94,897	$3,764	37	$409	$183	2	$95,306	$3,947	39
6-12	7,917	438	4	1,202	391	1	9,119	829	5
>12	—	—	—	—	—	—	—	—	—

Total	$102,814	$4,202	41	$1,611	$574	3	$104,425	$4,776	44

Total Fixed Maturities and Equities Available for Sale
0-6	$1,916,000	$30,640	358	$409	$183	2	$1,916,409	$30,823	360
6-12	53,240	889	13	1,202	391	1	54,442	1,280	14
>12	324,315	6,652	83	—	—	—	324,315	6,652	83

Total	$2,293,555	$38,181	454	$1,611	$574	3	$2,295,166	$38,755	457

2005

Months in a Continuous Unrealized Loss Position	Less than or Equal to 20% of Cost(1)			Greater than 20% to 50% of Cost(1)			Total
	Fair Value	Gross Unrealized Loss	Items	Fair Value	Gross Unrealized Loss	Items	Fair Value	Gross Unrealized Loss	Items
	(dollars in thousands)
Total Fixed Maturities
0-6	$1,081,755	$18,223	192	$3,845	$1,152	2	$1,085,600	$19,375	194
6-12	287,550	17,091	34	—	—	—	287,550	17,091	34
>12	326,876	10,626	38	—	—	—	326,876	10,626	38

Total	$1,696,181	$45,940	264	$3,845	$1,152	2	$1,700,026	$47,092	266

Equities Available for Sale
0-6	$104,698	$5,294	35	$4,516	$1,355	2	$109,214	$6,649	37
6-12	14,088	2,085	3	—	—	—	14,088	2,085	3
>12	—	—	—	—	—	—	—	—	—

Total	$118,786	$7,379	38	$4,516	$1,355	2	$123,302	$8,734	40

Total Fixed Maturities and Equities Available for Sale
0-6	$1,186,453	$23,517	227	$8,361	$2,507	4	$1,194,814	$26,024	231
6-12	301,638	19,176	37	—	—	—	301,638	19,176	37
>12	326,876	10,626	38	—	—	—	326,876	10,626	38

Total	$1,814,967	$53,319	302	$8,361	$2,507	4	$1,823,328	$55,826	306

(1)	For fixed maturities, represents amortized cost.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006 and 2005, the gross unrealized losses for all fixed maturities and equities available for sale included the following concentrations:

Concentration	2006	2005
	(in thousands)
Banking and financial institutions	$19,825	$21,646
Energy	4,174	7,396
States, foreign and domestic municipalities and political subdivisions	2,963	8,471
Other	11,793	18,313

Total	$38,755	$55,826

The fair value of fixed maturities in an unrealized loss position at December 31, 2006 and 2005, by contractual maturity, is shown below:

	2006	2005
	(in thousands)
Due in one year or less	$219,749	$106,889
Due after one year through five years	1,002,466	523,493
Due after five years through ten years	743,684	1,006,363
Due after ten years	224,842	63,281

Total	$2,190,741	$1,700,026

4. Income Taxes (Benefits)

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

The U.S. federal income tax rate was 35% for 2006, 2005 and 2004. Actual tax expense (benefit) on income (loss) before income taxes differs from the “expected” amount computed by applying the U.S. federal income tax rate because of the following:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2006		2005		2004
	Amount	Percent of Income Before Income Taxes	Amount	Percent of Loss Before Income Taxes	Amount	Percent of Income Before Income Taxes
	(dollars in thousands)
“Expected” tax expense (benefit)	$188,968	35.0%	$(16,134)	35.0%	$96,674	35.0%
Adjustments:
Tax-exempt interest	(76,754)	(14.2)	(63,408)	137.6	(57,088)	(20.7)
Dividends received deduction	(3,688)	(0.7)	(3,324)	7.2	(3,285)	(1.2)
Benefit from amended tax returns	—	—	—	—	(10,886)	(3.9)
Other	3,230	0.6	(1,142)	2.4	(3,787)	(1.4)

Actual tax expense (benefit)	$111,756	20.7%	$(84,008)	182.2%	$21,628	7.8%

Foreign and domestic components of actual tax expense (benefit):
Foreign	$92,413		$29,044		$13,079
Domestic:
Current	31,573		(81,811)		65,839
Deferred	(12,230)		(31,241)		(57,290)

	$111,756		$(84,008)		$21,628

Income (loss) before income taxes from Domestic operations was $199.3 million, $(189.7) million and $104.8 million in 2006, 2005 and 2004, respectively. Income before income taxes from foreign operations was $340.6 million, $143.6 million and $171.4 million in 2006, 2005 and 2004, respectively.

The domestic deferred tax benefit for 2006 includes $6.6 million resulting from a minimum tax credit carryforward which, by law, may be carried forward indefinitely.

The domestic current tax benefit for 2005 includes $61.2 million resulting from a tax net operating loss carryback to prior years. In addition, the 2005 domestic deferred tax benefit includes $20.9 million resulting from a minimum tax credit carryforward.

Deferred income taxes in 2004 include a benefit for tax refund claims from amended tax returns totaling $10.9 million. These claims primarily resulted from TRH’s ability to recover taxes through the utilization of foreign tax credit carrybacks. In 2006, $2.7 million of such refund claims was received.

The components of the net deferred income tax asset at December 31, 2006 and 2005 were as follows:

	2006	2005
	(in thousands)
Deferred income tax assets:
Unpaid losses and LAE, net of related reinsurance recoverable	$302,078	$298,952
Unearned premiums, net of prepaid reinsurance premiums	73,141	70,260
Cumulative translation adjustment	41,188	49,856
Benefit from amended tax returns	8,204	10,886
Minimum tax credit carryforward	27,462	20,894
Other	23,327	23,677

Total deferred income tax assets	475,400	474,525

Deferred income tax liabilities:
Deferred acquisition costs	80,913	76,198
Net unrealized appreciation of investments	64,069	69,094
Other	19,451	26,782

Total deferred income tax liabilities	164,433	172,074

Net deferred income tax asset	$310,967	$302,451

No valuation allowance has been recorded.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Liability for Gross Loss Reserves

The activity in gross loss reserves is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
At beginning of year:
Gross loss reserves	$7,113,294	$5,941,464	$4,805,498
Less reinsurance recoverable	1,422,851	960,855	849,078

Net loss reserves	5,690,443	4,980,609	3,956,420

Net losses and LAE incurred in respect of losses occurring in:
Current year	2,281,538	2,608,206	2,437,178
Prior years	181,128	268,836	317,382

Total	2,462,666	2,877,042	2,754,560

Net losses and LAE paid in respect of losses occurring in:
Current year	508,917	670,658	645,088
Prior years	1,595,614	1,360,995	1,223,733

Total	2,104,531	2,031,653	1,868,821

Foreign exchange effect	158,642	(135,555)	138,450

At end of year:
Net loss reserves	6,207,220	5,690,443	4,980,609
Plus reinsurance recoverable	1,260,729	1,422,851	960,855

Gross loss reserves	$7,467,949	$7,113,294	$5,941,464

There were no significant net catastrophe losses for events occurring in 2006. However, in 2006, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2005 and prior years needed to be increased as a result of greater than expected loss activity in 2006. As a result of that determination, TRH increased net losses and LAE incurred by $181.1 million, representing significant net adverse development in 2006 of losses occurring in all prior years. This net adverse development was comprised of $339.7 million related to losses occurring in 2002 and prior, partially offset by favorable development of $158.6 million related primarily to 2005, and to a much lesser extent, 2004 and 2003. The line of business with the most significant net adverse development recorded in 2006 was the other liability line ($192 million), arising principally from losses occurring in 2000 to 2002. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, significant net adverse development was recorded in 2006 in the medical malpractice line ($35 million), arising principally from losses occurring between 1998 and 2002, the fidelity line ($28 million), arising principally from losses occurring between 1999 and 2005, and the ocean marine and aviation line ($22 million), arising principally from losses occurring in 2005. The large majority of such net adverse development related to domestic operations. These increases to incurred losses were offset, in part, by net favorable development occurring most significantly in the fire line ($129 million), arising principally from losses occurring in 2005, and the homeowners multiple peril line ($36 million), arising principally from losses occurring between 2004 and 2005.

TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice, D&O, E&O and general casualty. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss trend factors for this business such as jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependent upon claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices are subject to change without notice.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The year 2005 included $482.8 million of catastrophe losses incurred principally related to Hurricanes Katrina, Rita and Wilma, and, to a lesser extent, to Central European floods and European Windstorm Erwin. In addition, in 2005, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2004 and prior years needed to be increased as a result of greater than expected loss activity in 2005. As a result of that determination, TRH increased net losses and LAE incurred by $268.8 million, representing significant net adverse development in 2005 of losses occurring in all prior years. This net adverse development was comprised of $524.9 million related to losses occurring in 2002 and prior, partially offset by favorable development of $256.1 million related primarily to 2004 and, to a lesser extent, to 2003. The lines of business with the most significant net adverse development recorded in 2005 were the other liability line ($366 million), arising principally from losses occurring in 1996 to 2002, and the medical malpractice line ($64 million), arising primarily from losses occurring between 1997 and 2001. The large majority of such net adverse development related to domestic operations. These increases to incurred losses were offset, in part, by net favorable development occurring most significantly in the fire line ($99 million), which arose principally from losses occurring in 2004, and in the ocean marine and aviation lines ($42 million, mostly related to aviation), which arose principally from losses occurring in 2001 through 2004.

The year 2004 included $215.0 million of catastrophe losses incurred related to Hurricanes Charley, Frances, Ivan and Jeanne, that affected the Southeastern United States and the Caribbean, typhoons that affected Japan and the tsunami which principally affected South Asia. In addition, as a result of net increases in estimates of losses occurring in prior years, net losses and LAE incurred was increased by $317.4 million in 2004. As a result of greater than expected reported loss activity in 2004, indicating that TRH’s estimates as of the end of 2003 of the ultimate amounts of losses occurring in 2003 and prior required a net increase, significant net adverse development was recorded in 2004. The vast majority of such adverse development relates to other liability and medical malpractice lines for losses occurring between 1998 and 2001, principally in domestic and, to a lesser extent, London operations. These increases to incurred losses were offset, in part, by favorable development across most lines on losses occurring in 2003 and, to a lesser extent, on losses occurring during 2002 in the other liability, aviation and fire lines.

Net adverse development on losses occurring in prior years, for all periods discussed above, may include amounts related to catastrophe events. See Note 9 for such amounts.

6. Senior Notes

In December 2005, the Company completed a public offering of $750 million principal amount of its 5.75% senior notes due on December 14, 2015 (the “Senior Notes”). Of the $750 million aggregate principal amount of the Senior Notes offered, $450 million principal amount was purchased by certain subsidiaries of AIG. In addition, the unamortized original issue discount, which totaled $3.4 million and $3.6 million at December 31, 2006 and 2005, respectively, has been deducted from the carrying value of the Senior Notes and is being amortized over the term of the Senior Notes on the scientific method. The proceeds from the offering were used to increase the capital and surplus of TRC and for other general corporate purposes. Interest expense incurred in connection with the Senior Notes was $43.4 million and $2.1 million in 2006 and 2005, respectively. Interest payments on the Senior Notes totaled $43.1 million in 2006. There were no interest payments on the Senior Notes in 2005.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Common Stock

Common stock activity for each of the three years in the period ended December 31, 2006 was as follows:

	2006	2005	2004
Shares outstanding, beginning of year	65,911,185	65,827,766	52,468,478
Issued under stock compensation plans	126,523	188,219	227,515
Stock split effected as a dividend	—	—	13,151,673
Acquisition of treasury stock	—	(104,800)	(19,900)

Shares outstanding, end of year	66,037,708	65,911,185	65,827,766

As a result of a 5-for-4 common stock split in the form of a 25% stock dividend, common stock increased by $13.2 million and additional paid-in capital decreased by $13.2 million in 2004. This stock split was paid on July 16, 2004 to holders of record on June 25, 2004.

All share and per share amounts in the Consolidated Financial Statements and the accompanying Notes have been adjusted, as appropriate, for all stock splits.

8. Net Income Per Common Share

Net income per common share has been computed in the following table based upon weighted average common shares outstanding.

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Net income (numerator)	$428,152	$37,910	$254,584

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	66,944	66,782	66,597
Less: Average shares in treasury	989	946	866

Average outstanding shares—basic (denominator)	65,955	65,836	65,731
Average potential shares, principally stock options(1)	311	333	458

Average outstanding shares—diluted (denominator)	66,266	66,169	66,189

Net income per common share:
Basic	$6.49	$0.58	$3.87
Diluted	6.46	0.57	3.85

(1)	2006 excludes the effect of performance-based restricted stock units whose performance period has not yet begun and 1.2 million anti-dilutive shares (from a total of 2.8 million potential shares). 2005 excludes the effect of 1.0 million anti-dilutive shares (from a total of 2.7 million potential shares). 2004 excludes the effect of 0.7 million anti-dilutive shares (from a total of 2.6 million potential shares).

9. Impact of Catastrophe Costs

While there were no significant net catastrophe costs for events occurring during 2006, the year 2006 includes pre-tax net catastrophe costs of $28.7 million related to events which occurred in prior years. Such costs consist of net catastrophe losses incurred of $29.7 million (gross $84.5 million; ceded $54.8 million) and net ceded reinstatement premiums of ($1.0) million.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net income for 2004 includes aggregate estimated pre-tax catastrophe costs of $215.0 million (gross $270 million; ceded $55 million), or $139.7 million after tax, arising principally from hurricanes in the United States and the Caribbean, typhoons in Japan, and the tsunami primarily affecting South Asia. The losses recorded for these events represent TRH’s estimate of aggregate ultimate losses based upon information then available.

The aggregate costs recorded for catastrophes represent TRH’s best estimate of, or net changes in prior estimates of, the aggregate ultimate costs to be incurred related to significant catastrophe events based upon information available at that time. These catastrophe cost estimates reflect significant judgment related to many factors, including the ultimate resolution of certain legal and regulatory issues.

A summary of the break-down of pre-tax net catastrophe costs for 2006, 2005 and 2004 is presented below:

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Net losses and LAE incurred for catastrophe events occurring in current year	$—	$468.6	$215.0
Net losses and LAE incurred for catastrophe events occurring in prior years	29.7	14.2	—

Total net losses and LAE incurred from catastrophe events	29.7	482.8	215.0
Net ceded reinstatement premiums	(1.0)	61.1	—

Net catastrophe costs	$28.7	$543.9	$215.0

A summary of pre-tax net catastrophe costs by segment for 2006, 2005 and 2004 is presented below:

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Domestic	$18.2	$385.8	$98.1

International:
Europe	16.9	119.6	26.3
Other	(6.4)	38.5	90.6

Total international	10.5	158.1	116.9

Total	$28.7	$543.9	$215.0

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and changes in such amounts between years are as follows:

	Net Unrealized Appreciation of Investments, Net of Deferred Income Tax	Net Unrealized Currency Translation Loss, Net of Deferred Income Tax	Accumulated Other Comprehensive Income
	(in thousands)
Balance, December 31, 2003	$162,285	$(41,515)	$120,770
Change during year	(1,467)	(24,069)	(25,536)

Balance, December 31, 2004	160,818	(65,584)	95,234
Change during year	(32,500)	(27,005)	(59,505)

Balance, December 31, 2005	128,318	(92,589)	35,729
Change during year	(9,200)	16,097	6,897

Balance, December 31, 2006	$119,118	$(76,492)	$42,626

11. Pension and Incentive Savings Plans

TRH’s employees participate in benefit plans administered by the AIG Group, including noncontributory defined benefit pension plans and incentive savings plans (such as a 401(k) plan) which provides for certain matching contributions. A substantial majority of TRH’s employees are eligible to participate in these plans. Certain of the pension plans are multiemployer plans in that they do not separately identify plan benefits and plan assets attributable to employees of participating companies. For such plans, only contributions paid or accrued are charged to expense.

The charges made to operations for these plans for 2006, 2005 and 2004 were $5.4 million, $3.4 million and $3.3 million, respectively.

A small portion of TRH’s employees participate in pension plans maintained by TRH. Charges to operations for these plans are not material.

12. Stock-Based Compensation Plans

Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in APB 25 and related Interpretations, as permitted under SFAS 123. On January 1, 2003, TRH adopted the recognition provisions of SFAS 123, using the prospective method of transition and employed that method until the beginning of 2006. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption of the standard. Accordingly, net income for 2005 and 2004 reflects compensation expenses, primarily related to stock options, for stock-based compensation awards granted in 2003 and thereafter and, beginning in 2005, to TRH employees’ participation in Starr International Company (“SICO”) Deferred Compensation Profit Participation Plans (the “SICO Plans”).

Effective January 1, 2006, TRH adopted SFAS 123R utilizing the Modified Prospective Application method. The Modified Prospective Application method entails using a fair-value method of expensing all stock compensation awards granted or modified after the adoption of SFAS 123R and the unvested portions of awards granted prior to adoption of SFAS 123R. Accordingly, financial statement amounts for periods prior to January 1, 2006 have not been restated. The impact of adopting SFAS 123R was not material to income (loss) before income taxes, net income (including basic and diluted net income per share amounts), financial condition or cash flows in 2006 (see Note 2(l)).

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, TRH had four stock-based compensation plans, the Transatlantic Holdings, Inc. 1995 Stock Option Plan (the “1995 Plan”), the Transatlantic Holdings, Inc. 2000 Stock Option Plan, as amended, (the “2000 Plan” and collectively with the 1995 Plan, the “Stock Option Plans”), the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan, as amended, (the “Stock Incentive Plan”) and the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended (the “Stock Purchase Plan”). The Stock Incentive Plan includes two sub-plans, the Transatlantic Holdings, Inc. Partners Plan (the “Partners Plan”) and the Transatlantic Holdings, Inc. Senior Partners Plan (the “Senior Partners Plan”). In addition, certain TRH employees participate in the SICO Plans and certain AIG stock- based compensation plans.

Expenses related to stock-based compensation arrangements totaled $10.9 million, $9.6 million and $2.9 million in 2006, 2005 and 2004, respectively. Income tax benefits recognized related to stock- based compensation arrangements totaled $3.3 million, $2.8 million and $0.7 million in 2006, 2005 and 2004, respectively.

Total cash received from exercises of stock-based compensation was $3.3 million, $2.7 million and $5.3 million during 2006, 2005 and 2004, respectively. TRH has not paid out any cash to settle share- based payment awards during the 2006, 2005 or 2004. Cash savings resulting from excess tax benefits, as defined by SFAS 123R, totaled $1.9 million in 2006.

Income tax benefits realized by TRH on stock-based compensation exercises totaled $1.5 million, $2.9 million and $3.3 million in 2006, 2005 and 2004, respectively.

If TRH had adopted the provisions of SFAS 123R for recognizing compensation expense commencing at the date of grant for all awards, the effect would not have been material to net income or basic or diluted net income per share for 2005 or 2004.

Historically, TRH has settled stock-based compensation exercises through the issuance of new shares.

The impact on the financial statements of the Stock Purchase Plan and TRH employees’ participation in certain AIG stock-based compensation plans was not material to TRH in 2006, 2005 and 2004. A discussion of the more significant stock-based compensation plans follows.

(a) Stock Option Plans: In 2000, the Company’s Board of Directors (the “Board”) adopted, and the stockholders approved, the 2000 Plan. In 2006, the Board adopted, and the stockholders approved, amendments to the 2000 Plan increasing the maximum number of options which may be granted under the plan to 3,712,500 and increasing the maximum number of options which may be granted to any one person to 600,000. This plan provides that options to purchase the Company’s common stock (“TRH shares”) may be granted to certain key employees and non-employee directors at prices not less than their fair market value at the date of grant.

For options granted under the Stock Option Plans, in general, 25% of the options become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. At December 31, 2006, 1,587,876 shares were available for future grants under the 2000 Plan. No further options can be granted under the 1995 Plan, although options outstanding continue in force until exercise, expiration or forfeiture.

No options were granted in 2006. 291,000 and 333,250 options were granted in 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using a binomial

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option pricing model. The following table presents the weighted average grant date fair value and the weighted average assumptions which were used in the calculation for options granted in 2005 and 2004:

	Years Ended December 31,
	2005	2004
Grant date fair value	$21.85	$15.47
Expected volatility	18.5%	18.1%
Risk free interest rate	4.5%	4.1%
Expected term (in years)	7.9	7.7

An increasing dividend schedule was used in the binomial model based on historical information. The expected volatility was based on the historical volatility of TRH shares. The risk-free interest rate was based on the U.S. treasury yield curve in effect at the time of grant. The expected term was calculated based on historical data on employee exercise behavior.

A summary of the status of the Stock Option Plans as of December 31, 2006 and the changes since January 1, 2006 are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding, January 1, 2006	2,658,417	$55.18
Granted	—	—
Exercised	(149,455)	31.39
Forfeited or expired	(9,489)	68.65

Outstanding, December 31, 2006	2,499,473	56.55	5.6 years	$18,677

Exercisable, December 31, 2006	1,983,630	$54.73	5.0 years	$17,761

The aggregate intrinsic value of options exercised (the aggregate amount by which the market price of TRH shares at the time of exercise exceeds the exercise price of options exercised) was $4.4 million, $9.4 million and $11.7 million in 2006, 2005 and 2004, respectively. A total of approximately 368,000, 411,000 and 381,000 options vested in 2006, 2005 and 2004, respectively, with aggregate fair values of $5.8 million, $6.2 million and $5.6 million in 2006, 2005 and 2004, respectively.

As of December 31, 2006, there was $6.8 million of total unrecognized compensation costs related to options granted but not yet vested under the 2000 Plan. Compensation expense for options granted under the 2000 Plan is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 2.2 years.

(b) Stock Incentive Plan, Partners Plan and Senior Partners Plan: In 2003, the Board adopted, and the stockholders approved, the Stock Incentive Plan. In 2006, the Board adopted, and the stockholders approved, certain amendments which increased the maximum number of shares available for grant under the Stock Incentive Plan to 925,000, increased the maximum number of awards a grantee may receive in any one year to 60,000, allowed for flexibility in determining the vesting terms of grants and allowed for grants of performance-based restricted stock or restricted stock units. This plan provides that equity-based or equity-related awards can be granted to officers, directors, employees and other individuals as determined by the Board. No award may be made to directors who are not employees of the Company without stockholder approval.

Pursuant to the Stock Incentive Plan, service-based restricted stock units (“Service RSU”) have been granted and, as part of the Partners Plan and Senior Partners Plan, performance-based restricted stock units (“Performance RSU”) have been granted. As of December 31, 2006, there were 526,683 shares of common stock available for issuance in connection with future grants of awards under the Stock Incentive Plan. Shares available for future issuance assume participants in the Partners Plan and

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Senior Partners Plan will earn the maximum number of Performance RSUs until the actual amounts are determined, at which time, such shares available amount will be adjusted accordingly.

A summary of the status of the Service RSUs and Performance RSUs granted pursuant to the Stock Incentive Plan as of December 31, 2006 and the changes since January 1, 2006 are presented below:

	Number of Units		Weighted Average Grant Date Fair Value
	Service RSUs	Performance RSUs	Service RSUs	Performance RSUs
Unvested, January 1, 2006	151,905	—	$67.41	$—
Granted	26,350	142,608	55.40	57.42
Vested	—	—	—	—
Forfeited or expired	—	—	—	—

Unvested, December 31, 2006	178,255	142,608	$65.73	$57.42

	Service RSUs	Performance RSUs
As of December 31, 2006:
Weighted average remaining contractual life	2.5 years	5.6 years
Aggregate intrinsic value (in thousands)	$11,070	$8,856

(i) Service RSU

The great majority of Service RSUs will vest on the fourth anniversary of the date of grant for those grantees with continued employment through such date. The Company reserves the right to make payment for the Service RSUs in TRH shares or the cash equivalent of the fair value of such shares on the date of vesting.

26,350, 112,050 and 32,430 Service RSUs were granted in 2006, 2005 and 2004, respectively. The fair values of Service RSUs were estimated on the date of grant based on the closing market price of TRH shares on the date of grant.

No Service RSUs vested in 2006 and 2004. 150 Service RSUs vested in 2005.

As of December 31, 2006, there was $7.0 million of total unrecognized compensation costs related to Service RSUs granted but not yet vested under the Stock Incentive Plan. These costs are expected to be recognized over a weighted average period of 2.6 years.

(ii) Partners Plan and Senior Partners Plan

In August 2006, the Compensation Committee of the Board (the “Committee”) adopted the Partners Plan for purposes of incentivizing performance of certain of TRH’s senior executives. Under the Partners Plan, the Committee awards to senior executives Performance RSUs that pay out in TRH shares if performance goals for a specified period are satisfied. Each Performance RSU converts into one TRH share. The Partners Plan operates on the basis of successive overlapping two year performance periods, with a new period beginning each year. Awards were granted in 2006. The first award’s performance period runs from January 1, 2006 through December 31, 2007 and the second award’s performance period runs from January 1, 2007 through December 31, 2008.

During the performance periods ending in 2007 and 2008, Partners Plan participants earn Performance RSUs based on the compound annual growth rate in adjusted book value per share of TRH shares (“BVPS Growth”) during the performance period. In 2006, 42,925 Performance RSUs were awarded under the Partners Plan with respect to the performance period beginning in 2006 and 87,683 Performance RSUs were awarded with respect to the performance period beginning in 2007. Based on the percentage of the BVPS Growth target achieved over the performance period, participants can earn from 25% to 150% of the awarded number of Performance RSUs. The maximum number of Performance RSUs that can be earned is 64,388 for the performance period beginning in 2006 and

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

131,525 for the performance period beginning in 2007. No Performance RSUs will be earned if BVPS Growth is less than 25% of target. Earned Performance RSUs will vest equally on the fourth and sixth anniversaries of the beginning of the performance period, generally so long as the participant is then employed by TRH.

In August 2006, the Committee also adopted the Senior Partners Plan designed for TRH’s senior most executives. The Senior Partners Plan generally operates in the same manner as the Partners Plan, except that the performance period is three years, participants can earn from 25% to 200% of the awarded number of Performance RSUs and no Performance RSUs will be earned if BVPS growth is less than 50% of target. In 2006, 12,000 Performance RSUs were awarded under the Senior Partners Plan with respect to the performance period beginning in 2006. The maximum number of Performance RSUs that can be earned is 24,000 for the performance period beginning in 2006.

The fair value of each Performance RSU grant under the Partners Plan and the Senior Partners Plan is estimated on the date of grant based on the closing market price of TRH shares on the date of grant.

No Performance RSUs vested in 2006.

As of December 31, 2006, there was $9.6 million of total unrecognized compensation costs related to Performance RSUs granted but not yet vested under the Senior Partners Plan and in the first and second awards under the Partners Plan. Compensation expense for Performance RSUs is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 5.5 years. Because the performance period for the second award under the Partners Plan does not begin until January 1, 2007, the second award is not included in TRH’s 2006 compensation expense.

(c) Compensation to Certain TRH Employees from SICO

SICO is a private holding company which has no direct ownership interest in TRH but which has a significant ownership interest in AIG (see Note 13(c)). SICO has provided a series of two-year SICO Plans to certain TRH employees through December 31, 2004. The SICO Plans came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset is AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including TRH.

None of the costs of the various benefits provided under the SICO Plans has been paid by TRH. Following AIG’s determination in 2005 to record a charge for the deferred compensation amounts paid to TRH employees by SICO, TRH determined that, as a subsidiary of AIG, it was appropriate to record the compensation expense related to its employees’ participation in such plans, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by AIG to TRH.

The SICO Plans provide that shares currently owned by SICO are set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment prior to normal retirement age. Under the SICO Plans, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. Following notification in December 2005 from SICO to participants in the SICO Plans that it will settle specific future awards under the SICO Plans with shares rather than cash, the accounting for the SICO Plans changed from variable to fixed measurement accounting.

As of December 31, 2006, there was $9.4 million of total unrecognized compensation costs related to the SICO Plans. These costs are expected to be recognized over a weighted average period of 5.8 years.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As total SICO compensation expense for each year prior to 2005 would not have been material to any such prior year, TRH recorded in 2005 the total amount of compensation expense related to the SICO Plans that would have been recorded in all prior periods through December 31, 2004 as a reduction to retained earnings of $8.3 million, which is net of income tax savings that TRH expects to realize of $3.0 million. The entire amount of such prior year compensation cost, before tax effect, of $11.3 million, is considered a contribution to capital, and was recorded as an increase to additional paid-in capital.

In making this determination, TRH evaluated the impact that expense recognition would have had on all prior years to which SICO Plans compensation would have applied. In addition, these amounts were calculated as variable stock awards, which considered the fair market value of AIG common stock at each measurement date, and included any distributions made under the SICO Plans.

13. Related Party Transactions

(a) Transactions with the AIG Group: As of December 31, 2006, 2005 and 2004, AIG beneficially owned approximately 59% of the Company’s outstanding shares.

TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory and cash management services, office space and human resource related activities. Under the guidance of TRH’s Finance Committee of the Board of Directors and senior management, certain subsidiaries of AIG act as financial advisors and managers of TRH’s investment portfolio. In 2006, 2005 and 2004, $13.1 million, $11.5 million and $11.0 million, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

Approximately $593 million (15%), $575 million (15%) and $639 million (15%) of gross premiums written by TRH in 2006, 2005 and 2004, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG, for the production of which TRH recorded ceding commissions totaling $140 million, $122 million and $122 million, respectively, in such years. (The amounts discussed in the preceding sentence include transactions with C.V. Starr & Co., Inc. (“Starr”) as described in Note 13(c).) In 2006, the great majority of such gross premiums written were recorded in the property, other liability, medical malpractice and ocean marine and aviation lines. In 2005, the great majority of such gross premiums written were recorded in the property, other liability, medical malpractice and ocean marine and aviation lines. In 2004, the great majority of such gross premiums written were recorded in the property, other liability, auto liability, medical malpractice and ocean marine and aviation lines. Of the premiums assumed from other subsidiaries of AIG, $227 million, $209 million and $306 million in 2006, 2005 and 2004, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that is almost entirely reinsured by TRH by prearrangement, for the production of which TRH recorded ceding commissions to such AIG subsidiaries totaling approximately $40 million, $37 million and $40 million, respectively, in such years. (See Note 15 for information relating to reinsurance ceded to related parties.)

(b) Senior Notes Purchased by AIG Subsidiaries: In December 2005, certain subsidiaries of AIG purchased $450 million aggregate principal amount of the Senior Notes. Such amount comprised 60% of the total amount of the Senior Notes. (See Note 6.)

(c) Transactions with Starr: According to the Schedule 13D/A filed on November 20, 2006 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the Universal Foundation, Inc., these reporting persons may be deemed to beneficially own in the aggregate approximately 365.9 million shares of AIG common stock. Based on the shares of AIG common stock outstanding as of October 31, 2006, this beneficial ownership represents approximately 14% of the voting stock of AIG. Throughout 2005 and 2004 certain directors of TRH were also stockholders, executive officers or directors of Starr. On January 9, 2006, Starr released a press release

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicating that all AIG executives and officers had tendered their shares in Starr pursuant to Starr’s tender offer. In 2006, no TRH directors are stockholders, executive officers or directors of Starr.

For 2004 and through April 3, 2005, Messrs. Greenberg, Matthews and Howard I. Smith were directors of TRH and also stockholders, executive officers or directors of Starr. On April 4, 2005, Messrs. Greenberg, Matthews and Smith resigned from the Board of Directors of TRH. For 2004 and 2005, Messrs. Orlich and Tizzio were also stockholders, executive officers or directors of Starr. From May 19, 2005, when Messrs. Bensinger and Sullivan were elected to the Board of TRH, through approximately December 31, 2005, Messrs. Bensinger and Sullivan were also stockholders, executive officers or directors of Starr.

Throughout 2006, 2005 and 2004, certain of Starr’s subsidiaries operated as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, produced reinsurance business for TRH. Net commissions related to Starr subsidiaries were insignificant in 2006. Net commissions related to Starr subsidiaries totaled $11 million and $13 million in 2005 and 2004, respectively, for such reinsurance purchased by subsidiaries of AIG totaling $59 million and $77 million, respectively, in such years.

(d) Other: TRH’s employees participate in certain benefit plans administered by the AIG Group and certain stock-based compensation plans which utilize AIG shares (see Notes 11 and 12, respectively).

14. Dividend Restriction and Statutory Financial Data

The payment of dividends by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Such dividends are limited by statutory formula unless otherwise approved by the New York State Insurance Department (the “NYS ID”). The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31, 2006, TRC had statutory earned surplus of $1.72 billion, and, in 2007, in accordance with the statutory formula, could pay dividends of approximately $305.9 million without regulatory approval.

Statutory surplus and net income as reported to the NYS ID were as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
TRC
Statutory surplus	$3,059,483	$2,617,997	$1,944,450
Statutory net income	384,660	17,187	141,830
Putnam
Statutory surplus	138,091	114,219	125,638
Statutory net income	23,949	622	8,479

TRC and Putnam each prepare statutory financial statements in accordance with accounting practices prescribed or permitted by New York—their state of domicile. Prescribed statutory accounting practices are discussed in a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as in state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. All material statutory accounting practices of TRC and Putnam are prescribed in the authoritative literature described above. As required by the state of New York, TRC and Putnam use the Codification of Statutory Accounting Principles as primary guidance on statutory accounting.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Reinsurance Ceded

In the normal course of business, TRH generally purchases reinsurance from its retrocessionnaires to reduce the effect of individual or aggregate losses and to allow increased gross premium writings and afford greater risk capacity without necessarily requiring additional capital.

TRH’s ceded reinsurance agreements consist of pro rata and excess-of-loss contracts. Under pro rata reinsurance, TRH and its retrocessionnaires share premiums, losses and expenses in an agreed upon proportion. For consideration, generally based on a percentage of premiums of the individual policy or policies subject to the reinsurance agreement, excess-of-loss contracts provide reimbursement to TRH for losses in excess of a predetermined amount up to a predetermined limit.

Premiums written, premiums earned and losses and LAE incurred are comprised as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Gross premiums assumed(1)	$3,983,417	$3,887,663	$4,141,248

Reinsurance ceded:
Affiliates(2)	134,929	94,690	152,791
Other(3)	215,048	326,620	239,183

	349,977	421,310	391,974

Net premiums written	$3,633,440	$3,466,353	$3,749,274

Gross premiums earned(1)	$3,946,715	$3,842,545	$4,031,047

Reinsurance ceded:
Affiliates(2)	129,019	116,850	124,175
Other(3)	213,602	340,701	245,782

	342,621	457,551	369,957

Net premiums earned	$3,604,094	$3,384,994	$3,661,090

Gross incurred losses and LAE(4)	$2,820,206	$3,490,646	$2,969,429
Reinsured losses and LAE ceded(5)	357,540	613,604	214,869

Net losses and LAE	$2,462,666	$2,877,042	$2,754,560

(1)	Gross premiums assumed and earned includes $72 million of reinstatement premiums in 2005 related to catastrophe loss events. Reinstatement premiums were not significant in 2006 and 2004.

(2)

Premiums written and earned that were ceded to affiliates include amounts which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates. Ceded premiums written include $135 million, $91 million and $138 million in 2006, 2005 and 2004, respectively, and ceded premiums earned include $129 million, $113 million and $109 million in 2006, 2005 and 2004, respectively, related to such arrangements.

(3)

Premiums assumed and earned that were ceded to non-affiliates include $133 million of reinstatement premiums in 2005 related to catastrophe loss events. Reinstatement premiums were not significant in 2006 and 2004.

(4)	Gross incurred losses and LAE include gross catastrophe losses incurred of $85 million, $870 million and $270 million in 2006, 2005 and 2004, respectively.

(5)	Reinsured losses and LAE ceded include ceded catastrophe losses incurred of $55 million, $387 million and $55 million in 2006, 2005 and 2004, respectively.

Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoverable on paid and unpaid losses and LAE. Such balances at December 31, 2006 and 2005 are comprised as follows:

	2006		2005
	Affiliates	Other	Affiliates	Other
	(in thousands)
Paid	$4,486	$141,978	$28,683	$52,972
Unpaid	436,714	812,014	266,274	1,143,544

Total	$441,200	$953,992	$294,957	$1,196,516

Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $12.0 million and $13.0 million in 2006 and 2005, respectively. TRH evaluates the financial condition of its retrocessionnaires through a security committee. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds and letters of credit to collateralize these amounts. Such funds and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH.

16. Segment Information

TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment includes financial data from branches in the United States that underwrite primarily domestic business, as well as stock compensation expense and revenues and expenses of the Company. In addition, assets purchased with the proceeds of the Senior Notes, related net investment returns and interest expense on such Senior Notes are also reflected in the Domestic segment (see Note 6).

Financial data from the London and Paris branches and from TRZ are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches are grouped as International—Other and represent the aggregation of non-material segments. In each segment, property and casualty reinsurance is provided to insurers and reinsurers on a treaty and facultative basis, through brokers or directly to ceding companies.

A significant portion of assets and liabilities of TRH’s international operations relate to the countries where ceding companies and reinsurers are located. Most investments are located in the country of domicile of these operations. In addition to licensing requirements, TRH’s international operations are regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possibilities of tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted.

While the great majority of premium revenues and assets relate to the regions where particular offices are located, a portion of such amounts are derived from other regions of the world.

In addition, two large international brokers, respectively, accounted for non-affiliated business equal to 15% and 14% in 2006, 15% and 15% in 2005 and 17% and 14% in 2004, of consolidated revenues, with a significant portion in each segment.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of financial data by segment:

	2006	2005	2004
	(in thousands)
Domestic:
Net premiums written(1)	$1,751,229	$1,568,318	$1,839,994
Net premiums earned(1)(2)	1,703,575	1,472,211	1,805,232
Net investment income	290,349	219,271	199,695
Realized net capital gains	16,915	35,290	20,251
Revenues	2,010,839	1,726,772	2,025,178
Net losses and LAE(3)	1,319,940	1,525,340	1,441,873
Underwriting expenses(4)	449,180	400,672	483,475
Underwriting loss(5)(6)	(53,514)	(430,915)	(110,717)
Income (loss) before income taxes	199,358	(189,698)	104,826
Identifiable assets(9)	8,369,479	8,122,244	6,155,115
International-Europe:
Net premiums written(1)	$1,401,140	$1,459,018	$1,513,253
Net premiums earned(1)	1,405,159	1,493,239	1,494,839
Net investment income	117,565	103,922	91,020
Realized net capital (losses) gains	(9,777)	2,193	(667)
Revenues(7)	1,512,947	1,599,354	1,585,192
Net losses and LAE(3)	904,924	1,089,304	1,043,115
Underwriting expenses(4)	400,294	383,371	378,052
Underwriting profit(5)(6)	104,245	7,624	81,370
Income before income taxes	212,069	115,742	170,677
Identifiable assets(9)	4,713,522	3,341,310	3,577,033
International-Other(8):
Net premiums written(1)	$481,071	$439,017	$396,027
Net premiums earned(1)	495,360	419,544	361,019
Net investment income	26,626	20,054	16,071
Realized net capital gains	3,724	2,401	2,597
Revenues	525,710	441,999	379,687
Net losses and LAE(3)	237,802	262,398	269,572
Underwriting expenses(4)	156,531	152,933	121,294
Underwriting profit (loss)(5)(6)	98,163	8,915	(17,495)
Income before income taxes	128,481	27,858	709
Identifiable assets	1,185,463	901,122	873,144
Consolidated:
Net premiums written(1)	$3,633,440	$3,466,353	$3,749,274
Net premiums earned(1)(2)	3,604,094	3,384,994	3,661,090
Net investment income	434,540	343,247	306,786
Realized net capital gains	10,862	39,884	22,181
Revenues	4,049,496	3,768,125	3,990,057
Net losses and LAE(3)	2,462,666	2,877,042	2,754,560
Underwriting expenses(4)	1,006,005	936,976	982,821
Underwriting profit (loss)(5)(6)	148,894	(414,376)	(46,842)
Income (loss) before income taxes	539,908	(46,098)	276,212
Identifiable assets(9)	14,268,464	12,364,676	10,605,292

(1)	Net ceded reinstatement premiums (a component of catastrophe costs) were not significant in 2006 and 2004. Net ceded reinstatement premiums totaled $61.1 million (representing $56.2 million from Domestic, ($5.1) million from International—Europe and $10.0 million from International—Other) in 2005, which amounts served to reduce (increase) net premiums written and earned.

(2)	Net premiums earned from affiliates approximate $422.7 million, $467.4 million and $488.7 million in 2006, 2005 and 2004, respectively, and are included primarily in Domestic.

(3)

There were no significant catastrophe losses for events occurring in 2006. Net losses and LAE for 2005 include pre-tax net catastrophe losses of $482.8 million (representing $329.6 million, $124.7 million and $28.5 million from Domestic, International—Europe and International—Other, respectively). Net losses and LAE for 2004 include pre-tax net catastrophe losses of $215.0 million (representing $98.1 million, $26.3 million and $90.6 million from Domestic, International—Europe and International—Other, respectively).

(4)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(footnotes continued on next page)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(footnotes continued from previous page)

(5)	Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(6)	See Note 9 for net catastrophe costs by segment.

(7)

Includes revenues from the London, England office of $819.5 million, $862.0 million and $900.3 million in 2006, 2005 and 2004, respectively, and revenues from TRZ of $380.7 million, $388.4 million and $383.4 million in 2006, 2005 and 2004, respectively.

(8)

As the Hong Kong branch segment data is considered significant to segment data in 2005 only, certain key Hong Kong data elements which are included in International—Other in 2005 are as follows: Revenues—$99.3 million; Income before income taxes—$20.3 million; Assets—$100.9 million.

(9)	As of December 31.

Net premiums earned by major product line are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Casualty:
Other liability(1)	$899,653	$830,183	$782,949
Ocean marine and aviation	325,582	301,427	307,088
Medical malpractice	304,872	306,548	400,721
Auto liability	302,382	359,665	624,497
Accident and health	232,731	166,378	144,997
Surety and credit	165,366	146,587	156,928
Other	318,162	281,998	226,792

Total casualty	2,548,748	2,392,786	2,643,972

Property:
Fire	487,759	484,994	474,224
Allied lines	220,298	125,871	153,473
Auto physical damage	136,684	126,585	118,757
Homeowners multiple peril	97,567	143,582	166,783
Other	113,038	111,176	103,881

Total property	1,055,346	992,208	1,017,118

Total	$3,604,094	$3,384,994	$3,661,090

(1)	A large majority of the amounts within the other liability line relates to complex risks such as E&O and D&O, to general casualty risks and, to a lesser extent, environmental impairment liability.

17. Commitments and Contingent Liabilities

(a) Legal Proceedings: TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its results of operations, financial position or cash flows.

Various regulators including the United States Department of Justice (the “DOJ”), the Securities and Exchange Commission (the “SEC”), the Office of the New York State Attorney General (the “NYAG”) and the NYS ID have been conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions within the industry and at AIG. In connection with these investigations, AIG requested that TRH, as a subsidiary of AIG, review its documents and practices, and TRH has cooperated with AIG in all such requests.

On February 9, 2006, AIG announced that it has reached a resolution of claims and matters under investigation by the DOJ, SEC, NYAG and NYS ID. AIG stated that the settlements resolved investigations conducted by the SEC, NYAG and NYS ID against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of these settlements, AIG has agreed to retain, for a period of three years, an Independent Consultant who will conduct a review that will include, among other things, the adequacy of AIG’s internal controls over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory, compliance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, will cooperate with the terms of the settlements that are applicable to TRH.

In April 2005, TRH received subpoenas from the Insurance Departments of Florida and Georgia seeking information relating to finite insurance and reinsurance transactions. In addition, TRH has received a subpoena from the NYS ID seeking information relating to TRC’s relationship and transactions with Sunrise Professional Indemnity, Ltd., a foreign reinsurer providing reinsurance to TRC, and Gallagher Healthcare Insurance Services, Inc., a provider of insurance and risk management services to healthcare providers and a wholly owned subsidiary of Arthur J. Gallagher & Co., Inc.

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

(b) Commercial Commitments: In the normal course of business, TRH has issued letters of credit to secure certain reserves and other balances due to ceding companies amounting to $95.7 million. Where TRH provides a letter of credit, it is generally contractually obligated to continue to provide a letter of credit to the ceding company in the future to secure certain reserves and other balances.

(c) Leases: As of December 31, 2006, the future minimum lease payments (principally for leased office space) under various long-term operating leases were as follows:

(in thousands)
2007	$9,697
2008	9,882
2009	9,328
2010	5,973
2011	4,608
Remaining years after 2011 (from 2012 to 2021)	41,145

Total	$80,633

Rent expense approximated $9.7 million, $8.8 million and $8.6 million in 2006, 2005 and 2004, respectively.

18. Quarterly Financial Information (unaudited)

The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 2006 and 2005. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for such periods have been made.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
	(in thousands, except per share data)

Net premiums written	$914,407	$885,350	$913,599	$883,684	$895,271	$858,175	$910,163	$839,144
Net premiums earned	907,713	887,913	909,149	861,688	895,594	844,493	891,638	790,900
Net investment income	102,321	84,807	107,926	83,770	106,773	87,566	117,520	87,104
Realized net capital gains (losses)	5,709	9,000	(1,329)	1,921	2,097	13,508	4,385	15,455
Net income (loss)	101,973	89,363	104,439	79,227	106,943	(144,207)	114,797	13,527
Net income (loss) per common share:
Basic	1.55	1.36	1.58	1.20	1.62	(2.19)	1.74	0.21
Diluted(1)	1.54	1.35	1.58	1.20	1.61	(2.19)	1.73	0.20

(1)	As the impact of potential shares for the three-month period ended September 30, 2005 is antidilutive (i.e., reduces the loss per common share) because there is a loss from continuing operations, potential shares are not included in the diluted net loss per common share calculation for that period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 2006.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of TRH’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in TRH’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of TRH’s fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of TRH is responsible for establishing and maintaining adequate internal control over financial reporting. TRH’s internal control over financial reporting is a process designed under the supervision of TRH’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of TRH’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of the end of TRH’s 2006 fiscal year, management conducted an assessment of the effectiveness of TRH’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that TRH’s internal control over financial reporting as of December 31, 2006 is effective.

TRH’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of TRH; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of TRH’s assets that could have a material effect on TRH’s financial statements.

Management’s assessment of the effectiveness of TRH’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of TRH’s internal control over financial reporting as of December 31, 2006.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning directors of the Company and the TRH code of ethics is included in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the Company’s fiscal year (the “2007 Proxy Statement”), in the section captioned “Election of Directors,” and such information is incorporated herein by reference. TRH has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer, that establishes minimum standards of professional responsibility and ethical conduct. This code of ethics is available on TRH’s website at http://www.transre.com. If TRH makes any substantive amendments to this code of ethics or grants any waiver from a provision of this code for such persons, TRH will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 2007 Proxy Statement under the caption “Election of Directors: ‘Ownership of Certain Securities,’   ” and such information is incorporated herein by reference.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of February 27, 2007.

Name	Position	Age	Served as Director or Officer Since
Robert F. Orlich	President and Chief Executive Officer and Director	59	1990(1)
Paul A. Bonny	Executive Vice President, President International Operations	50	1994
Michael C. Sapnar	Executive Vice President and Chief Underwriting Officer, Domestic Operations	40	2005(2)
Steven S. Skalicky	Executive Vice President and Chief Financial Officer	58	1995
Javier E. Vijil	Executive Vice President, President Latin American Division	53	1996
Kenneth Apfel	Senior Vice President and Chief Actuary	48	2004(3)
Gary A. Schwartz	Senior Vice President and General Counsel	46	1999(3)
Elizabeth M. Tuck	Secretary	51	1991
Martin J. Sullivan	Chairman of the Board	52	2005(4)
James Balog	Director	78	1988
Steven J. Bensinger	Director	52	2005(5)
C. Fred Bergsten	Director	65	1998
John G. Foos	Director	57	2007(6)
Diana K. Mayer	Director	60	2006(7)
Richard S. Press	Director	68	2006(8)
Thomas R. Tizzio	Director	69	1990(1)

(1)	Prior to April 1990, such person was a director or an officer of TRC and Putnam, but not of the Company.

(2)

Mr. Sapnar was named Executive Vice President and Chief Underwriting Officer, Domestic Operations of the Company, TRC and Putnam by election of the Board of Directors in May 2006. From December 2005 to May 2006, Mr. Sapnar was Senior Vice President and Chief Underwriting Officer, Domestic Operations of the Company. From December 2004 to the present, Mr. Sapnar has served as a Director of TRC and Putnam, but not of the Company. From March 2002 to May 2006, Mr. Sapnar was Senior Vice President and Chief Underwriting Officer, Domestic Operations of TRC and Putnam.

(3)	On May 19, 2005, Messrs. Apfel and Schwartz were elected Directors of TRC and Putnam, but not of the Company.

(4)	Mr. Sullivan was elected as Chairman of the Board in May 2006. From May 2005 to May 2006, Mr. Sullivan was a Director of the Company.

(5)	Mr. Bensinger was elected as a Director of the Company in May 2005.

(6)	Mr. Foos was elected as a Director of the Company in January 2007.

(7)	Ms. Mayer was elected as a Director of the Company in May 2006.

(8)	Mr. Press was elected as a Director of the Company in August 2006.

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

In late February 2007, Mr. John J. Mackowski, a director since 1990, passed away.

Item 11. Executive Compensation

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

In addition, summarized information with respect to equity compensation granted by the Company as of December 31, 2006 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,897,641	$48.78	2,114,559
Equity compensation plan not approved by security holders	—	—	—

Total	2,897,641	$48.78	2,114,559

Item 13. Certain Relationships and Related Transactions, and Director Independence

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

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

TRANSATLANTIC HOLDINGS, INC.

By:	/s/ ROBERT F. ORLICH Robert F. Orlich Title: President and Chief Executive Officer

February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT F. ORLICH Robert F. Orlich	President and Chief Executive Officer (principal executive officer); Director	February 26, 2007
/s/ STEVEN S. SKALICKY Steven S. Skalicky	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2007
/s/ JAMES BALOG James Balog	Director	February 26, 2007
/s/ STEVEN J. BENSINGER Steven J. Bensinger	Director	February 26, 2007
/s/ C. FRED BERGSTEN C. Fred Bergsten	Director	February 22, 2007
/s/ JOHN G. FOOS John G. Foos	Director	February 26, 2007
/s/ DIANA K. MAYER Diana K. Mayer	Director	February 26, 2007
/s/ RICHARD S. PRESS Richard S. Press	Director	February 26, 2007
/s/ MARTIN J. SULLIVAN Martin J. Sullivan	Director	February 26, 2007
/s/ THOMAS R. TIZZIO Thomas R. Tizzio	Director	February 26, 2007

[THIS PAGE INTENTIONALLY LEFT BLANK]

SCHEDULE I

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2006

Type of Investment	Cost or Amortized Cost(1)	Fair Value	Amount at Which Shown in the Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Government and government agencies and authorities	$350,436	$348,672	$348,672
States, foreign and domestic municipalities and political subdivisions	5,764,639	5,941,912	5,904,295
Foreign governments	305,273	304,824	304,824
Public utilities	73,011	72,480	72,480
All other corporate	1,703,948	1,684,836	1,684,836

Total fixed maturities	8,197,307	8,352,724	8,315,107

Equities:
Common stocks:
Public utilities	25,012	25,037	25,037
Banks, trust and insurance companies	186,862	202,706	202,706
Industrial, miscellaneous and all other	400,133	432,343	432,343

Total common stocks	612,007	660,086	660,086
Nonredeemable preferred stocks	231,552	239,397	239,397

Total equities	843,559	899,483	899,483

Other invested assets	168,149	178,519	178,519
Short-term investment of funds received under securities loan agreements	1,694,841	1,694,841	1,694,841
Short-term investments	42,882	42,882	42,882
Cash and cash equivalents	205,264	205,264	205,264

Total investments and cash	$11,152,002	$11,373,713	$11,336,096

(1)	Investments in fixed maturities are shown at amortized cost.

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only)
As of December 31, 2006 and 2005

	2006	2005
	(in thousands, except share data)
Assets:
Fixed maturities available for sale, at fair value (amortized cost: 2006—$33,646; 2005—$22,071) (pledged, at fair value: 2005—$5)	$34,571	$22,960
Short-term investment of funds received under securities loan agreements	—	5
Cash and cash equivalents	12,375	8,126
Investment in subsidiaries	3,635,647	3,251,306
Other assets	24,556	10,343
Dividend due from subsidiary	9,000	8,000

Total assets	$3,716,149	$3,300,740

Liabilities:
Payable under securities loan agreements	$—	$5
Dividends payable	9,000	8,000
5.75% senior notes due December 14, 2015:
Affiliates	447,980	447,812
Other	298,653	298,541
Accrued liabilities	2,246	2,431

Total liabilities	757,879	756,789

Stockholders’ equity:
Preferred Stock	—	—
Common Stock	67,027	66,900
Additional paid-in capital	228,480	214,700
Accumulated other comprehensive income	42,626	35,729
Retained earnings	2,642,056	2,248,541
Treasury Stock, at cost; 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	2,958,270	2,543,951

Total liabilities and stockholders’ equity	$3,716,149	$3,300,740

See Notes to Condensed Financial Information of Registrant—(Parent Company Only)

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
STATEMENTS OF OPERATIONS
(Parent Company Only)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands)
Revenues:
Net investment income (principally dividends from subsidiary)	$90,825	$36,561	$28,859
Realized net capital gains	—	246	—
Equity in undistributed income of subsidiaries	374,491	9,772	229,067

Total revenues	465,316	46,579	257,926

Expenses:
Operating expenses	11,734	10,312	4,410
Interest on senior notes	43,405	2,050	—

Total expenses	55,139	12,362	4,410

Income before income taxes	410,177	34,217	253,516
Income tax benefits—current	(17,975)	(3,693)	(1,068)

Net income	$428,152	$37,910	$254,584

See Notes to Condensed Financial Information of Registrant—(Parent Company Only)

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$428,152	$37,910	$254,584

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(374,491)	(9,772)	(229,067)
Change in dividend due from subsidiary	(1,000)	1,500	(3,750)
Changes in other assets and accrued liabilities	(7,083)	5,794	2,656

Total adjustments	(382,574)	(2,478)	(230,161)

Net cash provided by operating activities	45,578	35,432	24,423

Cash flows from investing activities:
Proceeds of fixed maturities sold	6,780	5,124	—
Proceeds of fixed maturities matured	—	—	4,835
Purchase of fixed maturities	(18,428)	—	(8,650)
Capital contribution to subsidiary	—	(745,000)	—
Net sale of short-term investment of funds received under securities loan agreements	5	1	11,563

Net cash (used in) provided by investing activities	(11,643)	(739,875)	7,748

Cash flows from financing activities:
Net funds disbursed under securities loan agreements	(5)	(1)	(11,563)
Dividends to stockholders	(33,637)	(28,967)	(24,723)
Proceeds from common stock issued	3,273	2,651	5,325
Net proceeds from issuance of senior notes	—	744,690	—
Acquisition of treasury stock	—	(6,306)	(1,170)
Other, net	683	—	—

Net cash (used in) provided by financing activities	(29,686)	712,067	(32,131)

Change in cash and cash equivalents	4,249	7,624	40
Cash and cash equivalents, beginning of year	8,126	502	462

Cash and cash equivalents, end of year	$12,375	$8,126	$502

Notes to Condensed Financial Information of Registrant—(Parent Company Only)

(1)	The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2)	Investment in subsidiaries is reflected on the equity method.

SCHEDULE III

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
As of December 31, 2006, 2005 and 2004 and for the Years Then Ended

	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses	Net Commissions and Change in Deferred Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
	(in thousands)
2006
Property-Casualty
Domestic	$124,193	$4,311,705	$619,742	$1,703,575	$290,349	$1,319,940	$390,078	$47,071	$1,751,229
International:
Europe	52,814	2,428,357	278,222	1,405,159	117,565	904,924	356,142	39,848	1,401,140
Other	54,173	727,887	246,058	495,360	26,626	237,802	143,975	15,420	481,071

Consolidated	$231,180	$7,467,949	$1,144,022	$3,604,094	$434,540	$2,462,666	$890,195	$102,339	$3,633,440

2005
Property-Casualty
Domestic	$112,161	$4,253,194	$569,737	$1,472,211	$219,271	$1,525,340	$345,000	$32,786	$1,568,318
International:
Europe	48,511	2,331,533	261,774	1,493,239	103,922	1,089,304	362,279	34,032	1,459,018
Other	57,037	528,567	250,771	419,544	20,054	262,398	135,523	12,708	439,017

Consolidated	$217,709	$7,113,294	$1,082,282	$3,384,994	$343,247	$2,877,042	$842,802	$79,526	$3,466,353

2004
Property-Casualty
Domestic	$89,276	$3,329,121	$488,500	$1,805,232	$199,695	$1,441,873	$442,034	$32,042	$1,839,994
International:
Europe	61,451	2,103,717	315,619	1,494,839	91,020	1,043,115	341,215	29,139	1,513,253
Other	52,334	508,626	253,146	361,019	16,071	269,572	97,627	11,315	396,027

Consolidated	$203,061	$5,941,464	$1,057,265	$3,661,090	$306,786	$2,754,560	$880,876	$72,496	$3,749,274

SCHEDULE IV

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
REINSURANCE
For the Years Ended December 31, 2006, 2005 and 2004

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(dollars in thousands)
2006
Premiums written:
Property-Casualty	—	$349,977	$3,983,417	$3,633,440	110%
2005
Premiums written:
Property-Casualty	—	$421,310	$3,887,663	$3,466,353	112%
2004
Premiums written:
Property-Casualty	—	$391,974	$4,141,248	$3,749,274	110%

SCHEDULE VI

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
As of December 31, 2006, 2005 and 2004 and For the Years Then Ended

	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Discount if any Deducted	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Related to		Net Commissions and Change in Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
							Current Year	Prior Years
	(in thousands)
2006	$231,180	$7,467,949	—	$1,144,022	$3,604,094	$434,540	$2,281,538	$181,128	$890,195	$2,104,531	$3,633,440
2005	217,709	7,113,294	—	1,082,282	3,384,994	343,247	2,608,206	268,836	842,802	2,031,653	3,466,353
2004	203,061	5,941,464	—	1,057,265	3,661,090	306,786	2,437,178	317,382	880,876	1,868,821	3,749,274

EXHIBIT INDEX

Exhibit No.		Description	Location
3.1	—	Certificate of Incorporation, as amended through April 19, 1990	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
3.1.1	—	Certificate of Amendment of the Certificate of Incorporation, dated May 25, 1999	Filed as exhibit to the Company’s 1999 Annual Report on Form 10-K (File No. 1- 10545) and incorporated herein by reference.
3.2	—	Amended and Restated By-Laws, as of March 25, 1999	Filed as exhibit to the Company’s 1998 Annual Report on Form 10-K (File No. 1- 10545) and incorporated herein by reference.
4.1	—	Form of Common Stock Certificate	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
4.1.1	—	Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.1.2	—	First Supplemental Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.1.3	—	Underwriting Agreement among Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Transatlantic Holdings, Inc., dated December 7, 2005	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 9, 2005, and incorporated herein by reference.
4.1.4	—	Letter Agreement among American International Group, Inc., certain subsidiaries of American International Group, Inc. and Transatlantic Holdings, Inc., dated December 7, 2005	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 9, 2005, and incorporated herein by reference.

Exhibit No.		Description	Location
4.1.5	—	Registration Rights Agreement by and among Transatlantic Holdings, Inc., American International Group, Inc. and Designated Subsidiaries of American International Group, Inc. dated February 2, 2006	Filed as exhibit to the Company’s 2005 Annual Report on Form 10-K (File No. 1- 10545) and incorporated herein by reference.
10.1	—	Amended and Restated Shareholders Agreement among American Express Company, Gulf Insurance Company, The Lambert Brussels Financial Corporation, Stoneridge Limited, Mavron Ltd., American International Group, Inc., American Home Assurance Company, Metropolitan Life Insurance Company, certain trustees under an Indenture of Trust made by SwissRe Holding Limited, SwissRe Holding Limited, General Re Corporation, Compagnie Financiere et de Reassurance du Groupe AG, Daido Mutual Life Insurance Company, The Nichido Fire and Marine Insurance Company, Limited, Transatlantic Reinsurance Company, and PREINCO Holdings, Inc., dated January 5, 1990	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.2	—	Exclusive Agency Agreement between Transatlantic Reinsurance Company and American Home Assurance Company, dated February 27, 1980	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.3	—	Service and Expense Agreement among PREINCO Holdings, Inc., Putnam Reinsurance Company, and American International Group, Inc. dated July 1, 1986	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.4	—	Service and Expense Agreement between Transatlantic Reinsurance Company and American International Group, Inc., dated December 15, 1977	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.

Exhibit No.		Description	Location
10.5	—	Investment Management Contract between Transatlantic Reinsurance Company and AIG Global Investors, Inc. dated August 1, 1986	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.6	—	Investment Management Contract between Putnam Reinsurance Company and AIG Global Investors, Inc. dated August 1, 1986	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.7	—	Transatlantic Holdings, Inc. 1990 Stock Option Plan*	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.7.1	—	Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan*	Filed as exhibit to the Company’s Registration Statement (File No. 33-41474) and incorporated herein by reference.
10.7.2	—	Amended Transatlantic Holdings, Inc. 1990 Stock Option Plan*	Filed as exhibit to the Company’s 1992 Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1- 10545) and incorporated herein by reference.
10.7.3	—	Transatlantic Holdings, Inc. 1995 Stock Option Plan and form of Director Option Agreement*	Filed as exhibits to the Company’s Registration Statement on Form S-8 (File No. 33-99764) and incorporated herein by reference.
10.7.4	—	Amendment to Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, effective as of December 7, 1995*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated January 31, 1996, and incorporated herein by reference.
10.7.5	—	Transatlantic Holdings, Inc. 2000 Stock Option Plan*	Filed as exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 50298) and incorporated herein by reference.
10.7.6	—	Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*	Filed as exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 111513) and incorporated herein by reference.

Exhibit No.		Description	Location
10.7.7	—	Form of Transatlantic Holdings, Inc. 2000 Stock Option Plan stock option agreement*	Filed as exhibit to the Company’s 2004 Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10545) and incorporated herein by reference.
10.7.8	—	Form of Transatlantic Holdings, Inc. 2003 Stock Incentive Plan RSU award agreement*	Filed as exhibit to the Company’s 2004 Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10545) and incorporated herein by reference.
10.7.9	—	Form of American International Group, Inc. 2005/2006 Deferred Compensation Profit Participation Plan for Senior Partners and related form of Senior Partner Award Letter*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2005, and incorporated herein by reference.
10.7.10	—	Form of American International Group, Inc. 2005/2006 Deferred Compensation Profit Participation Plan for Partners and related form of Partner Award Letter*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2005, and incorporated herein by reference.
10.7.11	—	Form of American International Group, Inc. 2005/2006 Deferred Compensation Profit Participation Plan for Associates and related form of Associate Award Letter*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2005, and incorporated herein by reference.
10.7.12	—	Amended Transatlantic Holdings, Inc. 2000 Stock Option Plan*	Filed as exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 135831) and incorporated herein by reference.
10.7.13	—	Amended Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*	Filed as exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 135832) and incorporated herein by reference.

Exhibit No.		Description	Location
10.7.14	—	Transatlantic Holdings, Inc. Partners Plan*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.7.15	—	Transatlantic Holdings, Inc. Senior Partners Plan*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.7.16	—	Transatlantic Holdings, Inc. Annual Bonus Plan*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.7.17	—	Form of Transatlantic Holdings, Inc. Partners Plan Performance RSU Award Agreement*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.7.18	—	Form of Transatlantic Holdings, Inc. Senior Partners Plan Performance RSU Award Agreement*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.8	—	Surplus Treaty between American International Group Companies and Transatlantic Reinsurance Company, dated September 29, 1989	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.9	—	Quota Share Reinsurance Treaty among Lexington Insurance Company, Landmark Insurance Company, New Hampshire Insurance Company and Transatlantic Reinsurance Company, dated February 28, 1990	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.

Exhibit No.		Description	Location
10.10	—	Representative Facultative Insurance Certificate for Casualty Reinsurance Risk (Certificate between National Union Fire Insurance Company of Pittsburgh, Pa. and Transatlantic Reinsurance Company, dated January 9, 1990)	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.11	—	Representative Facultative Insurance Certificate for Property Reinsurance Risk (Certificate between American Home Assurance Company and Transatlantic Reinsurance Company, dated March 7, 1990)	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.12	—	Aggregate Excess Treaty between Transatlantic Reinsurance Company and National Union Fire Insurance Company of Pittsburgh, Pa., dated November 15, 1989	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.13	—	Management Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated February 15, 1991	Filed as exhibit to the Company’s 1995 Annual Report on Form 10-K (File No. 1- 10545) and incorporated herein by reference.
10.14	—	Quota Share Reinsurance Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated December 6, 1995	Filed as exhibit to the Company’s 1995 Annual Report on Form 10-K (File No. 1- 10545) and incorporated herein by reference.
21.1	—	Subsidiaries of the registrant	Filed herewith.
23.1	—	Consent of PricewaterhouseCoopers LLP	Filed herewith.
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer	Filed herewith.
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer	Filed herewith.

Exhibit No.		Description	Location
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer	Provided herewith.
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer	Provided herewith.

*	Management compensation plan.