Form 10-Q
period 2007-03-31
TRANSATLANTIC HOLDINGS INC
filed 2007-05-09
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2007.

66,068,173

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2007 and
	December 31, 2006 (unaudited)	1

	Consolidated Statements of Operations for the three months ended
	March 31, 2007 and 2006 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the three
	months ended March 31, 2007 and 2006 (unaudited)	3

	Consolidated Statements of Comprehensive Income for the three
	months ended March 31, 2007 and 2006 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Cautionary Statement Regarding Forward-Looking Information		12

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29

ITEM 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	31

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

ITEM 6.	Exhibits	32

Signatures		32

Exhibit Index		33

          Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
ASSETS	(in thousands, except share data)
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2007-$1,286,407;
2006-$1,291,634)	$1,253,017	$1,254,017
Available for sale, at fair value (amortized cost: 2007-$7,109,063;
2006-$6,943,290) (pledged, at fair value: 2007-$1,523,315;
2006-$1,577,864)	7,204,107	7,061,090
Equities:
Available for sale, at fair value:
Common stocks (cost: 2007-$611,388; 2006-$577,096) (pledged, at
fair value: 2007-$50,917; 2006-$41,187)	651,265	624,405
Nonredeemable preferred stocks (cost: 2007-$224,038; 2006-$229,066)	234,435	236,846
Trading, at fair value, principally common stocks (cost: 2007-$42,374;
2006-$37,397) (pledged, at fair value: 2007-$4,520)	43,236	38,232
Other invested assets	180,963	178,519
Short-term investment of funds received under securities loan agreements	1,629,990	1,694,841
Short-term investments, at cost (approximates fair value)	53,017	42,882
Cash and cash equivalents	271,691	205,264
Total investments and cash	11,521,721	11,336,096
Accrued investment income	130,609	129,759
Premium balances receivable, net	744,053	708,579
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	414,175	441,200
Other	843,444	953,992
Deferred acquisition costs	235,536	231,180
Prepaid reinsurance premiums	105,305	68,647
Deferred income taxes	320,567	310,967
Other assets	90,380	88,044
Total assets	$14,405,790	$14,268,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$7,489,066	$7,467,949
Unearned premiums	1,198,256	1,144,022
Payable under securities loan agreements	1,629,990	1,694,841
5.75% senior notes due December 14, 2015:
Affiliates	448,023	447,980
Other	298,682	298,653
Other liabilities	288,740	256,749
Total liabilities	11,352,757	11,310,194

Commitments and contingent liabilities (see Note 8)

Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	-	-
Common Stock, $1.00 par value; shares authorized: 100,000,000;
shares issued: 2007-67,057,073; 2006-67,026,608	67,057	67,027
Additional paid-in capital	232,374	228,480
Accumulated other comprehensive income	35,151	42,626
Retained earnings	2,740,370	2,642,056
Treasury Stock, at cost; 988,900 shares of common stock	(21,919)	(21,919)
Total stockholders' equity	3,053,033	2,958,270
Total liabilities and stockholders' equity	$14,405,790	$14,268,464

          The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share data)

Revenues:
Net premiums written	$984,164	$914,407
Increase in net unearned premiums	(19,043)	(6,694)

Net premiums earned	965,121	907,713
Net investment income	116,157	102,321
Realized net capital gains	15,397	5,709
Total revenues	1,096,675	1,015,743

Expenses:
Net losses and loss adjustment expenses	675,639	632,907
Net commissions	247,585	223,415
Other underwriting expenses	25,173	20,846
Increase in deferred acquisition costs	(4,356)	(3,136)
Interest on senior notes	10,853	10,849
Other, net	5,166	3,060
Total expenses	960,060	887,941

Income before income taxes	136,615	127,802
Income taxes	29,386	25,829
Net income	$107,229	$101,973

Net income per common share:
Basic	$1.62	$1.55
Diluted	1.61	1.54

Cash dividends declared per common share	$0.135	$0.120

Weighted average common shares outstanding:
Basic	66,049	65,923
Diluted	66,455	66,255

          The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Net cash provided by operating activities	$194,749	$195,804

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	398,827	114,649
Proceeds of fixed maturities available for sale redeemed or matured	117,713	74,801
Proceeds of equities available for sale sold	277,193	112,098
Purchase of fixed maturities available for sale	(668,001)	(407,832)
Purchase of equities available for sale	(290,164)	(117,208)
Net sale of other invested assets	2,004	2,519
Net sale (purchase) of short-term investment of funds received
under securities loan agreements	71,877	(112,730)
Net purchase of short-term investments	(8,926)	(7,067)
Change in other liabilities for securities in course of settlement	71,415	16,923
Other, net	(18,966)	4,217
Net cash used in investing activities	(47,028)	(319,630)
Cash flows from financing activities:
Net funds (disbursed) received under securities loan agreements	(71,877)	112,730
Dividends to stockholders	(8,916)	(7,911)
Proceeds from common stock issued	265	891
Other, net	(219)	(558)
Net cash (used in) provided by financing activities	(80,747)	105,152
Effect of exchange rate changes on cash and cash equivalents	(547)	951
Change in cash and cash equivalents	66,427	(17,723)
Cash and cash equivalents, beginning of period	205,264	198,120
Cash and cash equivalents, end of period	$271,691	$180,397

Supplemental cash flow information:
Income taxes paid (recovered), net	$11,200	($ 39,467)
Interest paid on senior notes	-	-

          The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Net income	$107,229	$101,973

Other comprehensive loss:
Net unrealized depreciation of investments, net of tax:
Net unrealized holding losses	(12,403)	(60,532)
Deferred income tax benefit on above	4,342	21,186
Reclassification adjustment for gains included in net income	(14,787)	(8,909)
Deferred income tax benefit on above	5,175	3,118
	(17,673)	(45,137)

Net unrealized foreign currency translation gain (loss), net of tax:
Net unrealized foreign currency translation gain (loss)	15,689	(6,623)
Deferred income tax (charge) benefit on above	(5,491)	2,318
	10,198	(4,305)

Other comprehensive loss	(7,475)	(49,442)

Comprehensive income	$99,754	$52,531

          The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

1.        General

           These unaudited condensed consolidated financial statements do not include certain financial information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. for the year ended December 31, 2006.

           In the opinion of management, these condensed consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated.

           Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

2.        Net Income Per Common Share

           Net income per common share for the periods presented below has been computed based upon weighted average common shares outstanding.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share data)

Net income (numerator)	$107,229	$101,973

Weighted average common shares outstanding used
in the computation of net income per share:
Average shares issued	67,038	66,912
Less: Average shares in treasury	989	989
Average outstanding shares - basic (denominator)	66,049	65,923
Average potential shares, principally stock options (a)	406	332
Average outstanding shares - diluted (denominator)	66,455	66,255

Net income per common share:
Basic	$1.62	$1.55
Diluted	1.61	1.54

(a)

The three months ended March 31, 2007 excludes the effect of 0.6 million anti-dilutive shares (from a total of 2.9 million potential shares). The three months ended March 31, 2006 excludes the effect of 1.2 million anti-dilutive shares (from a total of 2.8 million potential shares).

3.        Impact of Significant Catastrophe Events

          Net income for the first quarter of 2007 includes pre-tax net aggregate costs from catastrophe events totaling $39.7 million, or $29.8 million after tax, principally arising from European Windstorm Kyrill. Such costs consist of net catastrophe losses incurred of $44.0 million (gross $42.4 million; ceded ($1.6) million) and net assumed reinstatement premiums of $4.3 million (gross $4.5 million; ceded $0.2 million). The small reduction in ceded catastrophe losses incurred relates to prior year events.

          While there were no significant catastrophe costs for events occurring during the first quarter of 2006, the first quarter of 2006 includes pre-tax net catastrophe costs of $8.6 million related to events occurring in prior years. Such costs consist of net catastrophe losses of $10.0 million (gross $27.9 million; ceded $17.9 million) and net assumed reinstatement premiums of $1.4 million (gross $2.1 million; ceded $0.7 million).

           Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned by such amounts in their respective periods. Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period.

           The aggregate costs recorded for catastrophes represent Transatlantic Holdings, Inc. (the “Company” and collectively with its subsidiaries, “TRH”) and its subsidiaries’ best estimate of, or net changes in prior estimates of, the aggregate ultimate costs to be incurred related to significant catastrophe events based upon information available at that time. These catastrophe cost estimates reflect significant judgment related to many factors, including the ultimate resolution of certain legal and regulatory issues.

           A summary of pre-tax net catastrophe costs for the first quarter of 2007 and 2006 is presented below:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)

Net losses and loss adjustment expenses incurred from
catastrophe events occurring in current year	$40.1	$-
Net losses and loss adjustment expenses incurred from
catastrophe events occurring in prior years	3.9	10.0
Total net losses and loss adjustment expenses
incurred from catastrophe events	44.0	10.0
Net assumed reinstatement premiums	(4.3)	(1.4)
Net catastrophe costs	$39.7	$8.6

           A summary of pre-tax net catastrophe costs by segment for the three months ended March 31, 2007 and 2006 is presented below:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)

Domestic	$2.1	$10.4

International:
Europe	37.5	1.0
Other	0.1	(2.8)
Total international	37.6	(1.8)

Total	$39.7	$8.6

4.      Reinsurance

        Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Gross premiums written	$1,095,960	$1,046,862
Reinsurance premiums ceded	(111,796)	(132,455)
Net premiums written	$984,164	$914,407

Gross premiums earned	$1,040,259	$991,301
Reinsurance premiums ceded	(75,138)	(83,588)
Net premiums earned	$965,121	$907,713

Gross incurred losses and
loss adjustment expenses	$697,810	$675,532
Reinsured losses and loss
adjustment expenses ceded	(22,171)	(42,625)
Net losses and loss
adjustment expenses	$675,639	$632,907

           Gross premiums written and earned and reinsurance premiums ceded include amounts, which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates. Gross premiums written and ceded premiums written include $48.5 million and $56.3 million in the first quarter of 2007 and 2006, respectively, related to such arrangements. Gross premiums earned and ceded premiums earned include $35.0 million and $39.5 million in the first quarter of 2007 and 2006, respectively, related to such arrangements.

           Gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded for the first quarter of 2007 and 2006 include gross and ceded catastrophe losses incurred, respectively, as discussed in Note 3.

5.        Cash Dividends

           In the first quarter of 2007, the Company’s Board of Directors declared a dividend of $0.135 per common share, or approximately $8.9 million in the aggregate, payable on June 15, 2007.

6.        Segment Information

           TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States that underwrite primarily domestic business, as well as stock-based compensation expense and revenues and expenses of the Company. In addition, assets purchased with the proceeds from the $750 million aggregate principal amount of senior notes, related investment returns and interest expense on such senior notes are also reflected in the Domestic segment.

           Financial data from the London and Paris branches and from Trans Re Zurich are reported in the aggregate as International – Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches are grouped as International – Other and represent the aggregation of non-material segments. In each segment, property and casualty reinsurance is provided to insurers and reinsurers on a treaty and facultative basis, through brokers or directly to ceding companies.

6.        Segment Information (continued)

           The following table presents a summary of comparative financial data by segment:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Domestic:
Net premiums written	$516,039	$446,374
Net premiums earned(a)	504,431	415,416
Net investment income	76,298	68,987
Realized net capital gains	14,147	7,966
Revenues	594,876	492,369
Net losses and loss adjustment expenses	374,234	329,178
Underwriting expenses(c)	131,815	105,650
Underwriting profit (loss)(d)(e)	1,360	(11,639)
Income before income taxes	75,391	51,217

International-Europe:
Net premiums written	$362,095	$353,519
Net premiums earned(a)	349,129	344,724
Net investment income	31,695	26,710
Realized net capital gains (losses)	470	(1,936)
Revenues(b)	381,294	369,498
Net losses and loss adjustment expenses	251,684	228,523
Underwriting expenses(c)	101,444	98,443
Underwriting (loss) profit(d)(e)	(932)	20,526
Income before income taxes	31,222	45,300

International-Other:
Net premiums written	$106,030	$114,514
Net premiums earned(a)	111,561	147,573
Net investment income	8,164	6,624
Realized net capital gains (losses)	780	(321)
Revenues	120,505	153,876
Net losses and loss adjustment expenses	49,721	75,206
Underwriting expenses(c)	39,499	40,168
Underwriting profit(d)(e)	20,652	24,794
Income before income taxes	30,002	31,285

6.        Segment Information (continued)

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Consolidated:
Net premiums written	$984,164	$914,407
Net premiums earned(a)	965,121	907,713
Net investment income	116,157	102,321
Realized net capital gains	15,397	5,709
Revenues(b)	1,096,675	1,015,743
Net losses and loss adjustment expenses	675,639	632,907
Underwriting expenses(c)	272,758	244,261
Underwriting profit(d)(e)	21,080	33,681
Income before income taxes	136,615	127,802

(a)	Net premiums earned from affiliates approximate $104 million and $98 million for the three months ended March 31, 2007 and 2006, respectively, and are included mainly in Domestic.
(b)	Revenues from the London, England office totaled $207.6 million and $196.1 million for the three months ended March 31, 2007 and 2006, respectively.
(c)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.
(d)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.
(e)	See Note 3 for net catastrophe costs by segment.

7.        Related Party Transactions

           As of March 31, 2007 and 2006 and for the three month periods then ended, American International Group, Inc. (“AIG”) beneficially owned approximately 59% of the Company’s outstanding common stock.

           Approximately $154.4 million (14.1%) and $173.6 million (16.6%) in the first quarter of 2007 and 2006, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of AIG. In the first quarter of 2007, the great majority of such gross premiums written were recorded in the property, other liability, ocean marine and aviation and medical malpractice lines. In the first quarter of 2006, the great majority of such gross premiums written were recorded in the other liability, property and medical malpractice lines.

           Of the amounts above, $69.8 million and $81.7 million in the first quarter of 2007 and 2006, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH (of which, $48.5 million and $56.3 million in the first quarter of 2007 and 2006, respectively, were subsequently ceded in an equal amount to other AIG subsidiaries).

8.        Contingencies

          TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of business. TRH does not believe that any pending litigation will have a material adverse effect on its results of operations, financial position or cash flows.

          Various regulators including the United States Department of Justice (the “DOJ”), the Securities and Exchange Commission (the “SEC”), the Office of the New York State Attorney General (the “NYAG”) and the New York State Insurance Department (the “NYS ID”) have been conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions within the industry and at AIG. In connection with these investigations, AIG requested that TRH, as a subsidiary of AIG, review its documents and practices, and TRH has cooperated with AIG in all such requests.

          On February 9, 2006, AIG announced that it reached a resolution of claims and matters under investigation with the DOJ, SEC, NYAG and NYS ID. AIG stated that the settlements resolved investigations conducted by the SEC, NYAG and NYS ID against AIG and conclude negotiations with these authorities and the DOJ in connection with the

8.        Contingencies (continued)

accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

          As part of these settlements, AIG has agreed to retain for a period of three years an Independent Consultant who will conduct a review that will include the adequacy of AIG’s internal controls over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory compliance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, is cooperating with the terms of the settlement that are applicable to TRH.

          In April 2005, TRH received subpoenas from the Insurance Departments of Florida and Georgia seeking information relating to finite insurance and reinsurance transactions. In addition, TRH has received a subpoena from the NYS ID seeking information relating to Transatlantic Reinsurance Company’s (“TRC”) relationship and transactions with Sunrise Professional Indemnity, Ltd., a foreign reinsurer providing reinsurance to TRC, and Gallagher Healthcare Insurance Services, Inc., a provider of insurance and risk management services to healthcare providers and a wholly owned subsidiary of Arthur J. Gallagher & Co., Inc.

          TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. In February 2007, the Department of Insurance of the State of Georgia advised TRH that no further action was required at that time. There have been no further inquiries concerning the matters raised by the subpoenas received from the States of Florida and New York. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

9.       Recent Accounting Standards

(a) Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”)

           In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and additional disclosures. TRH adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on its financial position as of January 1, 2007 or its results of operations and cash flows in the first quarter of 2007.

           At January 1, 2007, the total amount of TRH’s unrecognized tax benefit, excluding interest and penalties, was $5.3 million, which would favorably affect the effective tax rate if recognized. As of March 31, 2007, there has been no material change in the amount of unrecognized tax benefits. TRH does not anticipate any material changes in unrecognized tax benefits during the next 12 months.

           Amounts accrued for interest and penalties as of January 1, 2007 or March 31, 2007 were not material. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

           The following table lists the tax years that remain subject to examination by major tax jurisdiction as of March 31, 2007:

Major Tax Jurisdiction	Open Tax years
Canada	2002-2006
France	2001-2006
Japan	2003-2006
Switzerland	2005-2006
United Kingdom	2005-2006
United States	2003-2006

9.        Recent Accounting Standards (continued)

          (b)    Future Application of Accounting Standards

(i)      In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for financial statements for fiscal years beginning after November 15, 2007. TRH is currently assessing the effect of implementing this guidance, which depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

(ii)     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. TRH is currently assessing the effect of implementing this guidance.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          This Quarterly Report on Form 10-Q and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) officers and representatives may from time to time make statements which may constitute “forward-looking statements” within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as:

•	“intends”	•	“plans”
•	“intend”	•	“anticipates”
•	“intended”	•	“anticipated”
•	“goal”	•	“should”
•	“estimate”	•	“think”
•	“estimates”	•	“thinks”
•	“expects”	•	“designed to”
•	“expect”	•	“foreseeable future”
•	“expected”	•	“believe”
•	“project”	•	“believes”
•	“projects”	•	“scheduled”
•	“projected”	•	and similar expressions
•	“projections”

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

          These factors are further discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors in Part I, Item 1A in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. for the year ended December 31, 2006. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I – Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
MARCH 31, 2007

          Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Transatlantic Holdings, Inc. and its subsidiaries (collectively “TRH”) presents its operations in the way it believes will be most meaningful. TRH’s unpaid losses and loss adjustment expenses net of related reinsurance recoverable (“net loss reserves”) and TRH’s combined ratio and its components are included herein and presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

FINANCIAL STATEMENTS

          The following discussion refers to the consolidated financial statements of TRH as of March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and 2006, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Note 7 of Notes to Condensed Consolidated Financial Statements (“Note 7”).)

EXECUTIVE OVERVIEW

          The operations of Transatlantic Holdings, Inc. (the “Company”) are conducted principally by its three major operating subsidiaries – Transatlantic Reinsurance Company® (“TRC”), Trans Re Zurich (“TRZ”) and Putnam Reinsurance Company (“Putnam”) – and managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis – structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

          TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States that underwrite primarily domestic business, as well as stock-based compensation expense and revenues and expenses of the Company. In addition, assets purchased with the proceeds from the $750 million aggregate principal amount of senior notes, related investment returns and the interest expense on such senior notes are reflected in the Domestic segment. Data from the London and Paris branches and from TRZ are reported in the aggregate as International – Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches are grouped as International – Other and represent the aggregation of non-material segments.

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
MD&A - CONTINUED
MARCH 31, 2007

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

          American International Group, Inc. (“AIG”), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 59% of the common stock of the Company as of March 31, 2007.

          TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are in fixed maturity securities with an average duration of 5.8 years as of March 31, 2007. In general, premiums are received significantly in advance of related claims payments.

          CONSOLIDATED RESULTS

          The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006	Change
	(dollars in millions)
Revenues	$1,096.7	$1,015.7	8.0%
Income before income taxes	136.6	127.8	6.9
Net income	107.2	102.0	5.2

           Revenues for the first quarter of 2007 increased compared to the same prior year periods, principally due to increases in Domestic net premiums earned and, to lesser extents, increases in consolidated net investment income and realized net capital gains offset, in part, by decreases in International – Other net premiums earned. The Miami and Hong Kong branches reported the great majority of the decrease in International – Other net premiums earned due, in part, to the impact of prevailing market conditions in recent periods. Net investment income increased in the first quarter of 2007 due largely to increases in investment income from fixed maturities and equities resulting from continued positive operating cash flows.

           The first quarter of 2007 includes pre-tax net catastrophe costs of $39.7 million ($29.8 million after tax), principally related to European Windstorm Kyrill. While there were no significant net catastrophe loss events occurring in the first quarter of 2006, results for the quarter include pre-tax net catastrophe costs of $8.6 million related to events which occurred principally in 2005. Catastrophe costs include losses and related reinstatement premiums, the amounts of which can be found in Note 3 of Notes to Condensed Consolidated Financial Statements (“Note 3”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (reduce) net premiums written and earned.

           Income before income taxes and net income increased in the first quarter of 2007 as compared to the same prior year period principally due to increased net investment income and realized net capital gains offset, in part, by decreased underwriting profit (loss). The reasons for the increase in net investment income are as discussed earlier. The decreased underwriting profit (loss) in the 2007 period reflects increased net catastrophe costs and a slight increase in the underwriting expense ratio offset, in part, by lower net adverse loss reserve development. Increases in net catastrophe costs and lower net adverse loss reserve development in the aggregate decreased underwriting profit (loss) by approximately

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

$20.0 million in the first quarter of 2007 as compared to the first quarter of 2006.

          Underwriting profit (loss) is defined as net premiums earned less net losses and loss adjustment expenses (“LAE”), net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs. (See OPERATIONAL REVIEW for further discussion.)

           MARKET CONDITIONS

           The market conditions under which TRH operates have historically been cyclical and the market TRH operates in is highly competitive. Following the record catastrophe losses in the second half of 2005 from Hurricanes Katrina, Rita and Wilma, pricing, terms and conditions on catastrophe-affected lines improved. While rates for property catastrophe and other lines of business exposed to natural peril losses in U.S. peak zones (areas with concentrations of coastal exposures to hurricanes or general exposure to earthquakes) improved meaningfully at January 1, 2006, rates in these areas experienced more significant increases starting April 1, 2006 and this trend continued throughout the remainder of the year. These improvements were a confluence of capital depletion from the 2005 storms, model changes by the generally accepted catastrophe loss models and stricter rating agency requirements.

           With the exception of the Caribbean, catastrophe exposed lines of business in other parts of the world did not enjoy the same magnitude of rate increases in 2006. International property business continued to see increased competition from established European reinsurers and from newer Bermudian companies that sought to diversify their books. Casualty business experienced downward pressure worldwide, with international rates coming under more pressure than U.S. rates. Other terms and conditions on this business generally held up well worldwide.

           Given the amount of capital attracted by year end 2006 as a result of the dislocation in the U.S. markets in 2005 as well as capital added by favorable industry results throughout 2006, due in large part to a benign level of catastrophe losses, catastrophe exposed accounts renewing on January 1, 2007 saw a slowing of upward rate movements on programs. Nevertheless, TRH believes rates for U.S. catastrophe exposed business will remain at an attractive level through 2007. In the early part of 2007, primary and reinsurance rates, in general, have drifted modestly downward. It is unclear whether certain casualty lines’ rates will continue to fall, but outside of certain excess & surplus lines and certain poor performing accounts, it seems unlikely that there will be significant rate movements upward.

           The existence of favorable market conditions in certain regions and lines of business do not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there is no guarantee that these conditions will remain in effect as TRH cannot predict, with any reasonable certainty, future market conditions.

           Further information related to items discussed in this EXECUTIVE OVERVIEW may be found throughout this MD&A.

CRITICAL ACCOUNTING ESTIMATES

          This discussion and analysis of financial condition and results of operations is based on TRH’s condensed consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions, that it believes to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

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

  ELRs for the latest accident years generally reflect the ELRs from prior accident years adjusted for the loss trend factor (see loss trend factors discussion immediately above), as well as the impact of rate level changes and other quantifiable factors. For certain longer tail lines of business that are typically lower frequency, higher severity classes, such as excess medical malpractice and directors’ and officers’ liability (“D&O”), ELRs are often utilized for the last several accident years.

  Loss development factors are used to arrive at the ultimate amount of losses incurred for

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

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

          See discussion of net adverse development on losses occurring in prior years (which includes a discussion of the causative factors of such net adverse development) under RESULTS OF OPERATIONS and further discussion about unpaid losses and loss adjustment expenses (“gross loss reserves”) under FINANCIAL CONDITION AND LIQUIDITY.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

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

OPERATIONAL REVIEW

          RESULTS OF OPERATIONS

          TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006	Change
	(dollars in millions)
Net premiums written	$984.2	$914.4	7.6%
Net premiums earned	965.1	907.7	6.3
Net investment income	116.2	102.3	13.5

          The increase in net premiums written for the first quarter of 2007 compared with the same prior year period occurred principally from Domestic operations. The increase in Domestic net premiums written in the first quarter of 2007 compared to 2006 is due, in part, to the residual effects of a strong domestic property market that was prevalent through January 1, 2007 and premiums generated by new domestic offices added after the first quarter of 2006 that underwrite treaty business directly with national, regional and specialty insurers. Premium growth continues to be mitigated by increased ceding company retentions in certain lines. On a worldwide basis, casualty lines business represented 70.4% of net premiums written in the first quarter of 2007 versus 72.5% in the same 2006 period. The balance represented property lines. Treaty business represented 96.5% of net premiums written in the first quarter of 2007 versus 95.9% in the same year ago period. The balance represented facultative accounts.

          The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the three months ended March 31, 2007 compared to the same 2006 period:

Three Months Ended
March 31,
Increase in original currency	5.7%
Foreign exchange effect	1.9
Increase as reported in U.S. dollars	7.6

          Domestic net premiums written increased in the first quarter of 2007 by $69.7 million, or 15.6%, over the first quarter of 2006 to $516.0 million. Significant increases in domestic net premiums written were recorded in the property ($29.7 million), other liability ($19.4 million), accident & health (“A&H”) ($12.4 million) and auto liability ($10.4 million) lines along with relatively minor increases spread among several other lines. These increases were offset, in part, by significant decreases in the medical malpractice ($13.5 million) and mortgage guaranty ($11.2 million) lines.

          International net premiums written in the first quarter of 2007 totaled $468.1 million, remaining level with the same prior year period. A significant increase in the London branch ($11.8 million) was offset by a significant decrease in the Miami branch ($9.0 million). In the first quarter of 2007 compared to the same 2006 quarter, international net premiums written increased significantly in the other liability ($13.1 million) and property ($10.3 million) lines, offset by a significant decrease in the auto liability ($24.0

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

million) line. The overall change in international net premiums written includes the impact of changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business as discussed earlier. International business represented 47.6% and 51.2% of worldwide net premiums written for the first quarter of 2007 and 2006, respectively.

          Net reinstatement premiums were not significant in the first quarter of 2007 or 2006.

          Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written, except as regards changes in premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates. As further discussed in Note 4 of Notes to Condensed Consolidated Financial Statements and Note 7, TRH transacts a significant amount of business assumed and ceded with other subsidiaries of AIG. TRH either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions.

          As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

          Net investment income increased in the first quarter of 2007 as compared to the same prior year quarter due generally to investment returns on investments purchased with continued positive operating cash flows in recent periods. The overall change in net investment income between periods includes the impact of changes in foreign currency exchange rates between the U.S. dollar and the currencies in which investments and cash are denominated. The components of net investment income for the periods indicated are presented in the table below:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Fixed maturities	$93.7	$85.7
Equities	10.1	5.8
Other invested assets (principally
limited partnerships)	8.3	9.6
Other	6.5	4.0
Total investment income	118.6	105.1
Investment expenses	(2.4)	(2.8)
Net investment income	$116.2	$102.3

          The increase in investment income from equities in the first quarter of 2007 compared to the first quarter of 2006 is due, in part, to an increase in investment income from non-redeemable preferred stock. The growth in investment income from non-redeemable preferred stock is consistent with the increase in such investments compared to a year ago.

          The pre-tax effective yield on investments was 4.1% for the three month period ending March 31, 2007 compared to 4.4% for the same prior year period. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The decrease in the pre-tax effective yield on investments for the three months ended March 31, 2007 compared to the same 2006 period is due to a significant increase in the 2007 period of the asset amount of short-term investment of funds received under securities loan agreements, which asset produces minimal net investment income.

          Realized net capital gains totaled $15.4 million and $5.7 million for the first quarter of 2007 and 2006, respectively. Realized net capital gains result from investment dispositions, which reflect TRH's investment and tax planning strategies to maximize after-tax income and write-downs of securities that, in the opinion of management, had experienced a decline in market value that was other than temporary.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

There were no such write-downs in the first quarter of 2007. Such write-downs were insignificant in the first quarter of 2006. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in the determination of such write-downs.) In addition, realized net capital gains in the first quarter of 2007 and 2006 were increased (reduced) by net foreign currency transaction gains (losses) related to non-functional currencies of $0.6 million and ($3.2) million, respectively.

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

          The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Consolidated:
Loss ratio	70.0%	69.7%
Underwriting expense ratio	27.7	26.7
Combined ratio	97.7	96.4

Domestic:
Loss ratio	74.2%	79.2%
Underwriting expense ratio	25.5	23.7
Combined ratio	99.7	102.9

International:
Loss ratio	65.4%	61.7%
Underwriting expense ratio	30.1	29.6
Combined ratio	95.5	91.3

           The loss ratio for consolidated TRH in the first quarter of 2007 remained level with the same 2006 quarter as a higher loss ratio from international operations was offset by a lower loss ratio from domestic operations. The increase in the loss ratio from international operations was due primarily to increased catastrophe losses in the first quarter of 2007. The lower loss ratio from domestic operations is due, in part, to lower net adverse loss reserve development in the first quarter of 2007. In the aggregate, catastrophe costs and net adverse loss reserve development added 5.6% and 3.7% to the consolidated TRH combined ratio for the first quarter of 2007 and 2006, respectively.

          The first quarter of 2007 includes net catastrophe costs of $39.7 million, principally related to European Windstorm Kyrill. Net catastrophe costs in the aggregate added 4.1%, 0.4% and 8.3% to the first quarter of 2007 combined ratios for consolidated, domestic and international, respectively. There were no significant net catastrophe costs for events occurring during the first quarter of 2006. Net catastrophe costs (relating to events principally occurring in 2005) in the aggregate added (reduced) 1.0%, 2.5% and (0.3)% to (from) the first quarter of 2006 combined ratios for consolidated, domestic and

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

international, respectively. (See discussion under Note 3 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

          While TRH believes that it has taken appropriate steps to manage its exposure to possible future catastrophe losses, the occurrence of one or more natural or man-made catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses could have a material adverse effect on TRH's results of operations, liquidity or financial condition. Current techniques and models may not accurately predict the probability of catastrophic events in the future and the extent of the resulting losses. Moreover, one or more catastrophe losses could weaken TRH's retrocessionnaires and result in an inability of TRH to collect reinsurance recoverables.

          Net losses and LAE incurred includes net adverse development related to losses occurring in prior years which, in total, approximated $18 million for the first quarter of 2007. This net adverse loss reserve development was comprised of approximately $65.0 million related to losses occurring in 2002 and prior, partially offset by favorable development of approximately $47.0 million related primarily to losses occurring in 2005 and 2006. Net adverse development related to losses occurring in prior years totaled approximately $35 million for the first quarter of 2006. The great majority of such development in both the 2007 and 2006 periods relates to domestic operations. For both the 2007 and 2006 periods, significant adverse loss reserve development was related to the other liability line, which includes certain specialty casualty classes, such as D&O and errors and omissions liability (“E&O”), and general casualty classes. (See Note 3 for amounts included in adverse development that relate to catastrophe losses.)

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

          Based on information presently available, TRH believes its current loss reserves are adequate, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserve as of March 31, 2007 and thus, materially affect net income.

          The increase in gross losses and LAE incurred and the decrease in ceded losses and LAE incurred in the first quarter of 2007 compared to the same prior year quarter includes the changes in gross and ceded catastrophe losses and LAE incurred as discussed in Note 3.

          The underwriting expense ratio for consolidated TRH increased in the first quarter of 2007 compared to the same 2006 quarter. The increase is comprised of increases of 0.7% in the commission expense component and of 0.3% in the other underwriting expense component. The increase in the commission expense component occurred principally in Domestic and International – Other. The majority of the increase in other underwriting expenses relates to domestic staff additions in new offices and increased stock-based compensation costs.

          Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

          The first quarter of 2007 and 2006 includes interest expense incurred of $10.9 million and $10.8 million, respectively, in connection with the Company’s 5.75% senior notes due in 2015 (the “Senior Notes”). No interest was paid in either the first quarter of 2007 or 2006 in connection with the Senior Notes.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

           “Other, net” contains general corporate expenses, certain stock-based compensation costs and expenses related to a recently acquired subsidiary of the Company, to which most of the change between periods is attributable.

           Income before income taxes amounted to $136.6 million for the first quarter of 2007 compared to $127.8 million in the first quarter of 2006. The increase in income before income taxes in the first quarter of 2007 compared to the same prior year quarter was due largely to higher net investment income and realized net capital gains, offset, in part, by decreased underwriting profit (loss), each in the first quarter of 2007. The lower underwriting profit (loss) was due largely to increased net catastrophe costs, partially offset by lower net adverse loss reserve development. Considered together, changes in these two items decreased underwriting profit (loss) by approximately $20.0 million.

          Federal and foreign income tax expense of $29.4 million and $25.8 million were recorded in the first quarter of 2007 and 2006, respectively. The Company and its domestic subsidiaries (which include foreign operations) file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

          The effective tax rates, which represent income taxes divided by income before income taxes, were 21.5% and 20.2% in the first quarter of 2007 and 2006, respectively. Through the application of the effective tax rate method, TRH recognized tax benefits of $10.0 million related to net catastrophe costs in the first quarter of 2007 and will recognize an additional $3.9 million of tax benefits related to such catastrophe costs in subsequent quarters of 2007. Tax benefits related to net catastrophe costs were not significant in the first quarter of 2006.

          Net income for the first quarter of 2007 was $107.2 million, or $1.61 per common share (diluted), compared to $102.0 million, or $1.54 per common share (diluted), in the 2006 first quarter. Reasons for the changes between periods are as discussed earlier.

          SEGMENT RESULTS

          (a) Domestic:

          Revenues for the three month period ended March 31, 2007 increased compared to the same prior year period due primarily to increases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS, and, to lesser extents, increased net investment income and realized net capital gains.

          Income before income taxes in the first quarter of 2007 increased compared to the same 2006 quarter primarily due to an increase in underwriting profit (loss) and, to lesser extents, increases in net investment income and realized net capital gains. The increased underwriting profit (loss) in the first quarter of 2007 is due principally to lower net catastrophe costs and lower net adverse loss reserve development.

          The first quarter of 2007 and 2006 include approximately $2.1 million and $10.4 million, respectively, of net catastrophe costs, each related to catastrophe events occurring in prior years.

          (b) International – Europe (London and Paris branches and TRZ):

          Revenues for the first quarter of 2007 increased compared to the same 2006 quarter due largely to increases in net investment income and net premiums written, net of the change in unearned premiums, with the largest revenue increase in the London branch. The increase in net premiums written in the first quarter of 2007 relates largely to the other liability, A&H and property lines offset, in part, by a significant decrease in the auto liability line. The overall increase in net premiums written was primarily

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

due to an increase of $18.2 million resulting from the change in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2007 period as compared to the same prior year period.

          Income before income taxes in the first quarter of 2007 decreased compared to the first quarter of 2006 due primarily to decreased underwriting profit (loss), partially offset by increased net investment income. The decrease in underwriting profit (loss) in the 2007 period compared to the same 2006 period is due principally to increased net catastrophe costs in the first quarter of 2007. The increase in net investment income in the first quarter of 2007 compared to the first quarter of 2006 is due, in part, to an increase of $2.1 million resulting from the change in foreign currency exchange rates between the U.S. dollar and the currencies in which investments are denominated.

          The first quarter of 2007 includes approximately $37.5 million of net catastrophe costs, principally related to Windstorm Kyrill in Europe. The first quarter of 2006 includes approximately $1.0 million of net catastrophe costs related to catastrophe events occurring in prior years.

           (c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

          Revenues for the first quarter of 2007 decreased compared to the same 2006 period due primarily to decreased net premiums written, net of the change in unearned premiums, with the largest decreases in the Miami and Hong Kong branches. The largest decreases in net premiums written occurred in the auto liability, A&H and other liability lines, partially offset by an increase in the property line. The decrease in net premiums written in the Miami and Hong Kong branches reflect the impact of prevailing market conditions in recent periods. The overall decrease in net premiums written was partially due to the change in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2007 period as compared to the same prior year period.

          Income before income taxes in the first quarter of 2007 decreased compared to the same 2006 quarter primarily due to a decrease in underwriting profit (loss), partially offset by increased net investment income and realized net capital gains (losses). The decrease in underwriting profit (loss) was due, in part, to increased net catastrophe costs and a decrease in net premiums earned.

          The first quarter of 2007 and 2006 include approximately $0.1 million and ($2.8) million, respectively, of net catastrophe costs, each related to catastrophe events occurring in prior years.

FINANCIAL CONDITION AND LIQUIDITY

          As a holding company, the Company's assets consist primarily of the stock of TRC. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the first quarter of 2007 and 2006, the Company received cash dividends from TRC of $9.0 million and $8.0 million, respectively. The Company uses cash primarily to pay interest to the holders of the Senior Notes and dividends to its common stockholders.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

           While the expected payout pattern of liabilities is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH does not maintain a credit facility. TRH’s primary investment goal is to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of significant acceleration of paid losses beyond TRH’s ability to fund such payments.

          At March 31, 2007, total investments and cash were $11.52 billion compared to $11.34 billion at December 31, 2006. The increase was caused, in large part, by $194.7 million of cash provided by operating activities. In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments and cash are denominated increased total investments and cash by approximately $25 million and changes in net unrealized appreciation of investments decreased investments and cash by $27.2 million (see discussion of the change in unrealized appreciation of investments, net of tax, below).

          TRH's fixed maturity investments, approximately 73.4% of total investments and cash as of March 31, 2007, are predominantly investment grade, liquid securities, approximately 97% of which will mature in less than 10 years. The average duration of the fixed maturity portfolio was 5.8 years as of March 31, 2007. Also as of that date, approximately 8.1% of total investments and cash was in common and nonredeemable preferred stocks, approximately 1.6% of total investments and cash was in other invested assets, consisting of investments in limited partnerships, approximately 14.1% of total investments and cash was in the short-term investment of funds received under securities loan agreements, approximately 0.5% of total investments and cash consisted of short-term investments and the remaining 2.3% consisted of cash and cash-equivalents, primarily interest-bearing. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2007 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

          Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. TRH maintains a portfolio of certain fixed maturities which are classified as held-to-maturity and carried at amortized cost as TRH has the positive intent and ability to hold each of these securities to maturity. TRH purchases certain equities, which are classified as trading, to meet short term investment objectives. In addition, TRH engages in securities lending transactions whereby certain securities (principally fixed maturities and common stocks available for sale) from its portfolio are loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the fair value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates fair value) of the lending agent, an AIG subsidiary, in these transactions. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The fair values of fixed maturities available for sale, common stocks available for sale and equities trading that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $1,523.3 million, $50.9 million and $4.5 million, respectively, as of March 31, 2007.

          At March 31, 2007, gross unrealized gains and losses on all fixed maturities (including those held to maturity and carried at amortized cost) amounted to $168.7 million and $40.3 million, respectively. At March 31, 2007, gross unrealized gains and losses on equities available for sale amounted to $58.0 million and $7.7 million, respectively.

          As of March 31, 2007, 95.7% of the fixed maturity portfolio was rated Aaa or Aa, 3.6% was rated A, an additional 0.4% was also rated investment grade and 0.3% was not rated. Also, as of March 31, 2007, TRH had no derivative instruments.

          TRH periodically evaluates its securities for other-than-temporary impairments of valuation. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of TRH’s management and a continual

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

review of its investments.

          A security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

  Trading at a significant (25% or more) discount to par or amortized cost (if lower) for an extended period of time (nine months or longer);

  The occurrence of a discrete credit event resulting in the debtor defaulting or seeking bankruptcy or insolvency protection or voluntary reorganization; or

  The probability of non-realization of a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

          At each balance sheet date, TRH evaluates its securities holdings in an unrealized loss position. Where TRH does not intend to hold such securities until they have fully recovered their carrying value based on the circumstances present at the date of evaluation, TRH records the unrealized loss in income. If events or circumstances change, such as unexpected changes in creditworthiness of the obligor, unanticipated changes in interest rates, tax laws, statutory capital positions and unforeseen liquidity events, among others, TRH revisits its intent. Further, if a loss is recognized from a sale subsequent to a balance sheet date pursuant to these unexpected changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer existed.

          In periods subsequent to the recognition of an other-than-temporary impairment loss for fixed maturity securities, TRH amortizes the discount or reduced premium over the remaining life of the security in a prospective manner based on the amount and timing of estimated future cash flows.

          Once a security has been identified as other than temporarily impaired, the amount of such impairment is determined by reference to that security's contemporaneous fair value and recorded as a realized loss.

          TRH has the ability to hold any fixed maturity security to its stated maturity, including fixed maturities classified as available for sale. Therefore, the decision to sell any such fixed maturity security classified as available for sale reflects the judgment of management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management's judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale. (See OPERATIONAL REVIEW for a discussion of realized capital losses resulting from write-downs of securities for other than temporary declines in market value.)

          Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established and the impact of changes in foreign currency exchange rates.

          At March 31, 2007, gross loss reserves totaled $7.49 billion, an increase of $21.1 million, or 0.3%, over December 31, 2006. The increase in gross loss reserves includes the impact of net changes in foreign currency exchange rates since the end of 2006 and gross loss reserve development.

          The components of gross loss reserves as of March 31, 2007 consisted of $3.81 billion of reported amounts (“case reserves”) and $3.68 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

          At March 31, 2007, reinsurance recoverable on gross loss reserves totaled $1.08 billion (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), a decrease of $178.3 million, or 14.1%, from the prior year end. The decrease in reinsurance recoverable on gross loss reserves from year end 2006 is due largely to a decrease in reinsurance recoverable on ceded losses related to catastrophes occurring in 2004 and 2005.

          Net loss reserves totaled $6.41 billion at March 31, 2007, an increase of $199.5 million, or 3.2%, from the prior year end. In the first quarter of 2007, the net impact of reinsurance recovered related to catastrophe losses, net of additional catastrophe losses paid, reduced net losses and LAE paid by $56 million. The first quarter of 2006 included paid losses and LAE, net of reinsurance recovered, related to net catastrophe losses of approximately $126 million principally related to events occurring in 2005.

          An analysis of the change in net loss reserves for the first three months of 2007, with comparable 2006 data, follows:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
At beginning of year:
Gross loss reserves	$7,467.9	$7,113.3
Less reinsurance recoverable	(1,260.7)	(1,422.9)
Net loss reserves	6,207.2	5,690.4

Net losses and LAE incurred (including net adverse development on losses occurring in prior years of: 2007 - $18 million;
2006 - $35 million)	675.6	632.9
Net losses and LAE paid	468.1	610.5
Foreign exchange effect	(8.0)	24.6

At end of period:
Net loss reserves	6,406.7	5,737.4
Plus reinsurance recoverable	1,082.4	1,285.7
Gross loss reserves	$7,489.1	$7,023.1

          Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss reserves carried at March 31, 2007 are adequate.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

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

          For the first three months of 2007, TRH's operating cash flows were $194.7 million, remaining level with the same 2006 period.

          As significant losses from catastrophes occurring in 2005 and 2007 remain unpaid, TRH expects that payments related to these events will have a material adverse impact on operating cash flows in the remaining quarters of 2007 and perhaps thereafter.

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

          Of total consolidated operating cash flows, $84.5 million and $66.6 million were derived from international operations in the first three months of 2007 and 2006, respectively. In each of these periods, London was the most significant source of international operating cash flows.

          TRH believes that its balance of cash and cash equivalents of $271.7 million as of March 31, 2007 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2007 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

          TRH's operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. (See Part I – Item 3 for further discussion.)

          TRH's stockholders' equity totaled $3.05 billion at March 31, 2007, an increase of $94.8 million from year-end 2006. The net increase consisted primarily of net income of $107.2 million, partially offset by cash dividends declared of $8.9 million and a decrease in accumulated other comprehensive income of $7.5 million.

          The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized depreciation of investments, net of income taxes, of $17.7 million, partially offset by a net unrealized foreign currency translation gain from functional currencies, net of income taxes, of $10.2 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of decreases of $14.8 million in unrealized appreciation of fixed maturities available for sale and of $3.1 million in unrealized appreciation of equities available for sale.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2007

RECENT ACCOUNTING STANDARDS

          For further discussion of the following recent accounting standards and their application to TRH, see Note 9 of Notes to Condensed Consolidated Financial Statements.

(a)  Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”)

      In July 2006, the FASB issued FIN 48. TRH adopted FIN 48 on January 1, 2007.

(b)  Future Application of Accounting Standards

(i)      In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).

(ii)      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).

Part I – Item 3

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

           Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. TRH’s market risk exposures arise from the following:

  TRH is a globally diversified enterprise with capital employed in a variety of currencies.

  Much of TRH’s capital is invested in fixed income or equity securities.

          TRH analyzes market risk using Value at Risk (“VaR”). VaR is a summary statistical measure that applies the estimated volatility and correlation of market factors of TRH’s market position. The output from the VaR calculation is the maximum loss that could occur over a defined period of time given a certain probability. VaR measures not only the size of the individual exposures but also the interaction between different market exposures, thereby providing a portfolio approach to measuring market risk.

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

          TRH calculated the VaR with respect to net fair values as of March 31, 2007 and December 31, 2006. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figures) within a one-month holding period. TRH uses the historical simulation methodology that entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. TRH uses the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates. For each scenario, each transaction is re-priced. Scenario values are then calculated by netting the values of all underlying assets and liabilities.

          The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the three months ended March 31, 2007 and for the year ended December 31, 2006. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

Market Risk
(in millions)

	2007				2006
	As of				As of
	March 31,	Average	High	Low	December 31,	Average	High	Low

Diversified	$163	$168	$173	$163	$173	$190	$211	$173
Interest rate	155	154	155	153	153	183	207	153
Equity	50	50	50	49	49	47	50	42
Currency	18	18	19	18	19	19	21	17

Part I – Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

           Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH's management, including TRH's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports TRH files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in TRH's internal control over financial reporting that occurred during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, TRH's internal control over financial reporting.

Part II – Item 1. Legal Proceedings

          Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”), in common with the reinsurance industry in general, is subject to litigation in the normal course of business. TRH does not believe that any pending litigation will have a material adverse effect on its results of operations, financial position or cash flows.

          Various regulators including the United States Department of Justice (the “DOJ”), the Securities and Exchange Commission (the “SEC”), the Office of the New York State Attorney General (the “NYAG”) and the New York State Insurance Department (the “NYS ID”) have been conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions within the industry and at AIG. In connection with these investigations, AIG requested that TRH, as a subsidiary of AIG, review its documents and practices, and TRH has cooperated with AIG in all such requests.

          On February 9, 2006, AIG announced that it reached a resolution of claims and matters under investigation with the DOJ, SEC, NYAG and NYS ID. AIG stated that the settlements resolved investigations conducted by the SEC, NYAG and NYS ID against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

          As part of these settlements, AIG has agreed to retain for a period of three years an Independent Consultant who will conduct a review that will include the adequacy of AIG’s internal controls over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory compliance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, is cooperating with the terms of the settlement that are applicable to TRH.

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

          TRH has responded to these subpoenas and continues to cooperate with these regulatory requests. In February 2007, the Department of Insurance of the State of Georgia advised TRH that no further action was required at that time. There have been no further inquiries concerning the matters raised by the subpoenas received from the States of Florida and New York. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

           In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of March 31, 2007, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the first quarter of 2007. The preceding does not include 39,627 shares related to options exercised in the three months ended March 31, 2007 that were attested to in satisfaction of the exercise price by holders of Transatlantic Holdings, Inc.’s employee or director stock options.

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
Officer (Principal Financial and Accounting
Officer)

Dated: May 9, 2007

EXHIBIT INDEX

Exhibit
Number	Description	Location

31.1	Certification pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002, by Robert F. Orlich, President and
	Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002, by Steven S. Skalicky, Executive Vice
	President and Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, by Robert F. Orlich, President and Chief
	Executive Officer.	Provided herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, by Steven S. Skalicky, Executive Vice
	President and Chief Financial Officer.	Provided herewith.