Form 10-Q
period 2007-06-30
TRANSATLANTIC HOLDINGS INC
filed 2007-08-08
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FROM 10-Q

(✓) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________to____________________

Commission File Number      1-10545

TRANSATLANTIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3355897
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

80 Pine Street, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(212) 770-2000

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

YES ☐      NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2007.
66,135,770.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

		PAGE
PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2007 and
	December 31, 2006 (unaudited)	1

	Consolidated Statements of Operations for the three and six months ended
	June 30, 2007 and 2006 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2007 and 2006 (unaudited)	3

	Consolidated Statements of Comprehensive Income for the three and six months
	ended June 30, 2007 and 2006 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Cautionary Statement Regarding Forward-Looking Information		12

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4.	Controls and Procedures	33

PART II - OTHER INFORMATION
ITEM 1A.	Risk Factors	34

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 4.	Submission of Matters to a Vote of Security Holders	36

ITEM 6.	Exhibits	36

Signatures		36

Exhibit Index		37

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 As of June 30, 2007 and December 31, 2006
 (Unaudited)

	2007	2006
ASSETS	(in thousands, except share data)
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2007-$1,260,764; 2006-$1,291,634)	$1,251,999	$1,254,017
Available for sale, at fair value (amortized cost: 2007-$7,283,988; 2006-$6,943,290)
(pledged, at fair value: 2007-$1,490,424; 2006-$1,577,864)	7,257,162	7,061,090
Equities:
Available for sale, at fair value:
Common stocks (cost: 2007-$607,240; 2006-$577,090) (pledged, at fair value:
2007-$77,656; 2006-$41,187)	653,739	624,405
Nonredeemable preferred stocks (cost: 2007-$210,071; 2006-$229,066)	215,470	236,846
Trading, at fair value, principally common stocks (cost: 2007-$47,119; 2006-$37,397)
(pledged, at fair value: 2007-$4,141)	46,294	38,232
Other invested assets	189,228	178,519
Short-term investment of funds received under securities loan agreements	1,623,551	1,694,841
Short-term investments, at cost (approximates fair value)	55,709	42,882
Cash and cash equivalents	223,655	205,264
Total investments and cash	11,516,807	11,336,096
Accrued investment income	135,264	129,759
Premium balances receivable, net	658,245	708,579
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	431,729	441,200
Other	791,995	953,992
Deferred acquisition costs	244,603	231,180
Prepaid reinsurance premiums	110,202	68,647
Deferred income taxes	362,466	310,967
Other assets	164,823	88,044
Total assets	$14,416,134	$14,268,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$7,519,715	$7,467,949
Unearned premiums	1,248,344	1,144,022
Payable under securities loan agreements	1,623,551	1,694,841
5.75% senior notes due December 14, 2015:
Affiliates	448,067	447,980
Other	298,711	298,653
Other liabilities	172,704	256,749
Total liabilities	11,311,092	11,310,194
Commitments and contingent liabilities (see Note 8)
Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	-	-
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued:
2007-67,124,670; 2006-67,026,608	67,125	67,027
Additional paid-in capital	238,305	228,480
Accumulated other comprehensive (loss) income	(33,975)	42,626
Retained earnings	2,855,506	2,642,056
Treasury Stock, at cost: 988,900 shares of common stock	(21,919)	(21,919)
Total stockholders' equity	3,105,042	2,958,270
Total liabilities and stockholders' equity	$14,416,134	$14,268,464

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenues:
Net premiums written	$983,084	$913,599	$1,967,248	$1,828,006
Increase in net unearned premiums	(34,974)	(4,450)	(54,017)	(11,144)
Net premiums earned	948,110	909,149	1,913,231	1,816,862
Net investment income	119,264	107,926	235,421	210,247
Realized net capital gains (losses)	1,882	(1,329)	17,279	4,380
Total revenues	1,069,256	1,015,746	2,165,931	2,031,489

Expenses:
Net losses and loss adjustment expenses	641,931	618,788	1,317,570	1,251,695
Net commissions	239,112	232,448	486,697	455,863
Other underwriting expenses	28,457	23,437	53,630	44,283
Increase in deferred acquisition costs	(9,067)	(3,915)	(13,423)	(7,051)
Interest on senior notes	10,855	10,851	21,708	21,700
Other, net	6,054	2,073	11,220	5,133
Total expenses	917,342	883,682	1,877,402	1,771,623

Income before income taxes	151,914	132,064	288,529	259,866
Income taxes	26,252	27,625	55,638	53,454
Net income	$125,662	$104,439	$232,891	$206,412

Net income per common share:
Basic	$1.90	$1.58	$3.52	$3.13
Diluted	1.89	1.58	3.50	3.12

Cash dividends declared per common share	0.160	0.135	0.295	0.255

Weighted average common shares outstanding:
Basic	66,100	65,940	66,075	65,931
Diluted	66,629	66,204	66,543	66,230

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2007	2006
	(in thousands)

Net cash provided by operating activities	$359,577	$404,443

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	753,152	366,681
Proceeds of fixed maturities available for sale redeemed or matured	280,706	204,323
Proceeds of equities available for sale sold	541,427	299,247
Purchase of fixed maturities available for sale	(1,328,700)	(735,631)
Purchase of equities available for sale	(527,621)	(448,798)
Net sale of other invested assets	3,725	4,269
Net sale (purchase) of short-term investment of funds received under
securities loan agreements	87,777	(945,728)
Net (purchase) sale of short-term investments	(10,780)	2,382
Change in other liabilities for securities in course of settlement	(29,922)	(43,074)
Other, net	(9,037)	4,189
Net cash used in investing activities	(239,273)	(1,292,140)

Cash flows from financing activities:
Net funds (disbursed) received under securities loan agreements	(87,777)	945,728
Dividends to stockholders	(17,842)	(15,824)
Proceeds from common stock issued	2,979	1,434
Other, net	116	(1,078)
Net cash (used in) provided by financing activities	(102,524)	930,260
Effect of exchange rate changes on cash and cash equivalents	611	3,661
Change in cash and cash equivalents	18,391	46,224
Cash and cash equivalents, beginning of period	205,264	198,120
Cash and cash equivalents, end of period	$223,655	$244,344

Supplemental cash flow information:
Income taxes paid, net	$114,191	$17,876
Interest paid on senior notes	21,563	21,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Net income	$125,662	$104,439	$232,891	$206,412

Other comprehensive loss:
Net unrealized depreciation of investments, net
of tax:
Net unrealized holding losses	(109,216)	(99,271)	(121,619)	(159,803)
Deferred income tax benefit on above	38,225	34,745	42,567	55,931
Reclassification adjustment for (gains)
losses included in net income	(11,599)	4,602	(26,386)	(4,307)
Deferred income tax benefit (charge) on above	4,060	(1,611)	9,235	1,507
	(78,530)	(61,535)	(96,203)	(106,672)

Net unrealized foreign currency translation gain,
net of tax:
Net unrealized currency translation gain	14,468	16,883	30,157	10,260
Deferred income tax charge on above	(5,064)	(5,909)	(10,555)	(3,591)
	9,404	10,974	19,602	6,669

Other comprehensive loss	(69,126)	(50,561)	(76,601)	(100,003)
Comprehensive income	$56,536	$53,878	$156,290	$106,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

     TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)

Net income (numerator)	$125,662	$104,439	$232,891	$206,412

Weighted average common shares outstanding used
in the computation of net income per share:
Average shares issued	67,089	66,929	67,064	66,920
Less: Average shares in treasury	989	989	989	989
Average outstanding shares - basic (denominator)	66,100	65,940	66,075	65,931
Average potential shares, principally stock options (a)	529	264	468	299
Average outstanding shares - diluted (denominator)	66,629	66,204	66,543	66,230

Net income per common share:
Basic	$1.90	$1.58	$3.52	$3.13
Diluted	1.89	1.58	3.50	3.12

_________________________________
(a)	The three and six months ended June 30, 2007 excludes the effect of 0.7 million anti-dilutive shares (from a total of 3.0 million potential shares). The three and six months ended June 30, 2006 excludes the effect of 1.2 million anti-dilutive shares (from a total of 2.8 million potential shares).

3. Impact of Significant Catastrophe Events

     Net income for the second quarter of 2007 includes estimated pre-tax net catastrophe costs of $13.9 million, principally relating to floods in the U.K. and storms in Australia. Such costs consist of net catastrophe losses incurred of $15.7 million (gross $16.7 million; ceded $1.0 million) and gross and net assumed reinstatement premiums of $1.8 million.

     Net income for the first six months of 2007 includes estimated pre-tax net catastrophe costs totaling $53.7 million principally relating to European Windstorm Kyrill, floods in the U.K. and storms in Australia. Such costs consist of net catastrophe losses incurred of $59.7 million (gross $59.1 million; ceded ($0.6) million) and net assumed reinstatement premiums of $6.0 million (gross $6.2 million; ceded $0.2 million).

     While there were no significant catastrophe costs for events occurring during the second quarter of 2006, the second quarter of 2006 includes pre-tax net catastrophe costs of $6.1 million relating to events occurring in prior years. Such costs consist of net catastrophe losses of $10.0 million (gross $31.7 million; ceded $21.7 million) and net assumed reinstatement premiums of $3.9 million (gross ($1.4) million; ceded ($5.3) million). The reductions in assumed and ceded reinstatement premiums relates principally to events occurring in 2005.

     While there were no significant catastrophe costs for events occurring during the first six months of 2006, the first six months of 2006 includes pre-tax net catastrophe costs of $14.7 million related to events occurring in prior years. Such costs consist of net catastrophe losses of $20.1 million (gross $59.6 million; ceded $39.5 million) and net assumed reinstatement premiums of $5.4 million (gross $0.7 million; ceded ($4.7) million). The reduction in ceded reinstatement premiums relates principally to events occurring in 2005.

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

      Net catastrophe costs represent Transatlantic Holdings, Inc. (the “Company” and collectively with its subsidiaries, “TRH”) and its subsidiaries’ best estimate of, or net changes in prior estimates of, the aggregate ultimate costs to be incurred relating to significant catastrophe events based upon information available at that time. These catastrophe cost estimates reflect significant judgment relating to many factors, including the ultimate resolution of certain legal and regulatory issues.

      A summary of pre-tax net catastrophe costs for the second quarter and first six months of 2007 and 2006 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Net losses and loss adjustment expenses incurred from
catastrophe events occurring in the current year	$14.6	$-	$54.7	$-
Net losses and loss adjustment expenses incurred from
catastrophe events occurring in prior years	1.1	10.0	5.0	20.1
Total net losses and loss adjustment expenses
incurred from catastrophe events	15.7	10.0	59.7	20.1
Net assumed reinstatement premiums	(1.8)	(3.9)	(6.0)	(5.4)
Net catastrophe costs	$13.9	$6.1	$53.7	$14.7

3. Impact of Significant Catastrophe Events (continued)

      A summary of pre-tax net catastrophe costs by segment for the three and six month periods ended June 30, 2007 and 2006 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)
Domestic	$0.7	$(6.8)	$2.9	$3.6

International:
Europe	12.7	15.8	50.3	16.8
Other	0.5	(2.9)	0.5	(5.7)
Total international	13.2	12.9	50.8	11.1

Total	$13.9	$6.1	$53.7	$14.7

4. Reinsurance

      Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Gross premiums written	$1,075,354	$994,046	$2,171,314	$2,040,908
Ceded premiums written	(92,270)	(80,447)	(204,066)	(212,902)
Net premiums written	$983,084	$913,599	$1,967,248	$1,828,006

Gross premiums earned	$1,035,483	$989,234	$2,075,742	$1,980,535
Ceded premiums earned	(87,373)	(80,085)	(162,511)	(163,673)
Net premiums earned	$948,110	$909,149	$1,913,231	$1,816,862

Gross incurred losses and
loss adjustment expenses	$731,191	$892,792	$1,429,001	$1,568,324
Reinsured losses and loss
adjustment expenses ceded	(89,260)	(274,004)	(111,431)	(316,629)
Net losses and loss
adjustment expenses	$641,931	$618,788	$1,317,570	$1,251,695

      Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include amounts, which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates. Gross premiums written and ceded premiums written include $54.5 million and $48.0 million in the second quarter of 2007 and 2006, respectively, and $103.0 million and $104.3 million in the first six months of 2007 and 2006, respectively, relating to such arrangements. Gross premiums earned and ceded premiums earned include $36.3 million and $33.1 million in the second quarter of 2007 and 2006, respectively, and $71.3 million and $72.6 million in the first six months of 2007 and 2006, respectively, relating to such arrangements. Gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include $50.1 million and $229.6 million in the second quarter of 2007 and 2006, respectively, and $60.5 million and $233.0 million in the first six months of 2007 and 2006, respectively, relating to such arrangements.

      Gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded for the second quarter and first six months of 2007 and 2006 include gross and ceded catastrophe losses incurred, respectively, as discussed in Note 3.

5. Cash Dividends

      In the second quarter of 2007, the Company’s Board of Directors declared a dividend of $0.16 per common share, or approximately $10.6 million in the aggregate, payable on September 14, 2007.

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

      The following table presents a summary of comparative financial data by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Domestic:
Net premiums written	$493,941	$443,468	$1,009,980	$889,842
Net premiums earned(a)	443,573	428,277	948,004	843,693
Net investment income	77,751	72,560	154,049	141,547
Realized net capital gains (losses)	9,684	(5,706)	23,831	2,260
Revenues	531,008	495,131	1,125,884	987,500
Net losses and loss adjustment expenses	354,188	324,034	728,422	653,212
Underwriting expenses(c)	121,873	119,796	253,688	225,446
Underwriting loss(d)(e)	(21,577)	(11,585)	(20,217)	(23,224)
Income before income taxes	48,956	42,308	124,347	93,525

International-Europe:
Net premiums written	$363,810	$339,137	$725,905	$692,656
Net premiums earned(a)	366,994	344,470	716,123	689,194
Net investment income	33,803	29,310	65,498	56,020
Realized net capital (losses) gains	(5,195)	1,175	(4,725)	(761)
Revenues(b)	395,602	374,955	776,896	744,453
Net losses and loss adjustment expenses	211,603	233,176	463,287	461,699
Underwriting expenses(c)	106,082	96,645	207,526	195,088
Underwriting profit(d)(e)	49,528	16,144	48,596	36,670
Income before income taxes	78,137	46,667	109,359	91,967

6. Segment Information (continued)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
International-Other:
Net premiums written	$125,333	$130,994	$231,363	$245,508
Net premiums earned(a)	137,543	136,402	249,104	283,975
Net investment income	7,710	6,056	15,874	12,680
Realized net capital (losses) gains	(2,607)	3,202	(1,827)	2,881
Revenues	142,646	145,660	263,151	299,536
Net losses and loss adjustment expenses	76,140	61,578	125,861	136,784
Underwriting expenses(c)	39,614	39,444	79,113	79,612
Underwriting profit(d)(e)	19,726	33,832	40,378	58,626
Income before income taxes	24,821	43,089	54,823	74,374

Consolidated:
Net premiums written	$983,084	$913,599	$1,967,248	$1,828,006
Net premiums earned(a)	948,110	909,149	1,913,231	1,816,862
Net investment income	119,264	107,926	235,421	210,247
Realized net capital gains	1,882	(1,329)	17,279	4,380
Revenues(b)	1,069,256	1,015,746	2,165,931	2,031,489
Net losses and loss adjustment expenses	641,931	618,788	1,317,570	1,251,695
Underwriting expenses(c)	267,569	255,885	540,327	500,146
Underwriting profit(d)(e)	47,677	38,391	68,757	72,072
Income before income taxes	151,914	132,064	288,529	259,866

_________________________________
(a)	Net premiums earned from affiliates approximate $104 million and $105 million for the three months ended June 30, 2007 and 2006, respectively, and approximated $208 million and $203 million for the six months ended June 30, 2007 and 2006, respectively, and are included mainly in Domestic.
(b)	Revenues from the London branch totaled $211 million and $204 million for the three months ended June 30, 2007 and 2006, respectively, and $419 million and $400 million for the six months ended June 30, 2007 and 2006, respectively.
(c)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.
(d)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.
(e)	See Note 3 for net catastrophe costs by segment.

7. Related Party Transactions

      As of June 30, 2007 and 2006 and for the three and six month periods then ended, American International Group, Inc. (“AIG”) beneficially owned approximately 59% of the Company’s outstanding common stock.

      Approximately $149.0 million (13.9%) and $155.0 million (15.6%) in the second quarter of 2007 and 2006, respectively, and $303.5 million (14.0%) and $328.6 million (16.1%) in the first six months of 2007 and 2006, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of AIG. In the second quarter and the first six months of 2007, the great majority of such gross premiums written were recorded in the property and other liability lines. In the second quarter of 2006, the great majority of such gross premiums written were recorded in the property, other liability and marine and aviation lines. In the first six months of 2006, the great majority of such gross premiums written were recorded in the property, other liability and medical malpractice lines.

      Of the amounts above, $76.1 million and $74.7 million in the second quarter of 2007 and 2006, respectively, and $145.9 million and $156.4 million in the first six months of 2007 and 2006, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH (See Note 4 for amounts subsequently ceded in an equal amount to other AIG subsidiaries).

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

     As part of these settlements, AIG has agreed to retain for a period of three years an Independent Consultant who will conduct a review that will include the adequacy of AIG’s internal controls over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory compliance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, is cooperating with the terms of the settlements that are applicable to TRH.

     In April 2005, TRH received subpoenas from the Insurance Department of Florida seeking information relating to finite insurance and reinsurance transactions. In addition, TRH has received a subpoena from the NYS ID seeking information relating to Transatlantic Reinsurance Company’s (“TRC”) relationship and transactions with Sunrise Professional Indemnity, Ltd., a foreign reinsurer providing reinsurance to TRC, and Gallagher Healthcare Insurance Services, Inc., a provider of insurance and risk management services to healthcare providers and a wholly owned subsidiary of Arthur J. Gallagher & Co., Inc.

     TRH has responded to these subpoenas. There have been no further inquiries concerning the matters raised by the subpoenas received from the States of Florida and New York. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

9. Recent Accounting Standards

     (a) Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes
     – an interpretation of FASB Statement No. 109” (“FIN 48”)

      In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and additional disclosures. TRH adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on TRH’s financial position as of January 1, 2007 or TRH’s results of operations and cash flows in the second quarter or first six months of 2007.

      At January 1, 2007 and March 31, 2007, the total amount of TRH’s liability for unrecognized tax benefit, excluding interest and penalties, was $5.3 million. In the second quarter of 2007, TRH recognized this previously uncertain tax benefit. As a result, income tax expense for each of the second quarter and first six months of 2007 has been reduced by $5.3 million. TRH does not presently anticipate any material change in unrecognized tax benefits during the next twelve months.

      Interest and penalties relating to unrecognized tax benefits are recognized in income tax expense, when applicable. Interest and penalties accrued as of January 1, 2007 or June 30, 2007 were not material. Interest and penalties recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2007 were also not material.

9. Recent Accounting Standards (continued)

     The following table lists the tax years that remain subject to examination by major tax jurisdiction as of June 30, 2007:

Major Tax Jurisdiction	Open Tax years
Canada	2002-2006
France	2004-2006
Japan	2003-2006
Switzerland	2005-2006
United Kingdom	2005-2006
United States	2003-2006

(b) Future Application of Accounting Standards

(i) In June 2007, the American Institute of Certified Public Accountants (”AICPA”) issued Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (“SOP 07-1”). SOP 07-1 amends the guidance for whether an entity may apply the provisions of the AICPA Audit and Accounting Guide, ‘‘Audits of Investment Companies’’ (the “Guide”). Investment companies that are subject to the Guide must report all investments at fair value regardless of the nature of the investment or the level of ownership. SOP 07-1 also establishes new requirements for when TRH can retain specialized investment company accounting in its consolidated financial statements for its equity method investees that are covered by the Guide. Such investments are included in other invested assets on the balance sheet. SOP 07-1 will be effective for TRH on January 1, 2008. TRH is currently assessing the effect of implementing this guidance.

(ii) In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 will be effective for TRH on January 1, 2008. TRH is currently assessing the effect of implementing this guidance, which depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

(iii) In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for TRH on January 1, 2008. TRH is currently assessing the effect of implementing this guidance.

     TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) officers and representatives may from time to time make statements which may constitute “forward-looking statements” within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as:

•	“intends”	•	“plans”
•	“intend”	•	“anticipates”
•	“intended”	•	“anticipated”
•	“goal”	•	“should”
•	“estimate”	•	“think”
•	“estimates”	•	“thinks”
•	“expects”	•	“designed to”
•	“expect”	•	“foreseeable future”
•	“expected”	•	“believe”
•	“project”	•	“believes”
•	“projects”	•	“scheduled”
•	“projected”	•	similar expressions
•	“projections”

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

     These factors are further discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors in Part I, Item 1A in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. for the year ended December 31, 2006 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I – Item 2

     TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
JUNE 30, 2007

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

FINANCIAL STATEMENTS

     The following discussion refers to the consolidated financial statements of TRH as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Note 7 of Notes to Condensed Consolidated Financial Statements (“Note 7”).)

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

     TRH’s operating strategy emphasizes product and geographic diversification as key elements in managing its level of risk concentration. TRH also adjusts its mix of business to take advantage of market opportunities. Over time, TRH has most often capitalized on market opportunities when they arise by strategically expanding operations in an existing location or opening a branch or representative office in new locations. TRH’s operations that serve international markets leverage TRH’s product knowledge, worldwide resources and financial strength, typically utilizing indigenous management and staff with a thorough knowledge of local markets and product characteristics.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007

     American International Group, Inc. (“AIG”), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 59% of the common stock of the Company as of June 30, 2007.

     TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are in fixed maturity securities with an average duration of 5.8 years as of June 30, 2007. In general, premiums are received significantly in advance of related claims payments.

     CONSOLIDATED RESULTS

     The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Three Months Ended			Six Months Ended
		June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
Revenues	$1,069.3	$1,015.7	5.3%	$2,165.9	$2,031.5	6.6%
Income before income taxes	151.9	132.1	15.0	288.5	259.9	11.0
Net income	125.7	104.4	20.3	232.9	206.4	12.8

      Revenues for the second quarter of 2007 increased compared to the same prior year period principally due to increases in International – Europe and Domestic net premiums earned and in consolidated net investment income. The Paris branch reported the great majority of the increase in European net premiums earned. Revenues increased in the first six months of 2007 compared to the first six months of 2006 principally due to increases in Domestic and International – Europe net premiums earned and in consolidated net investment income, offset in part by decreases in International – Other net premiums earned. The Hong Kong and Miami branches reported the great majority of the decrease in International – Other net premiums earned. In general, changes in net premiums earned (a component of revenues) between periods are influenced by prevailing market conditions in recent periods. The increases in net investment income in the second quarter and first six months periods are due largely to increases in investment income from fixed maturities resulting largely from continued positive operating cash flows.

      The second quarter of 2007 includes pre-tax net catastrophe costs of $13.9 million, principally relating to floods in the U.K. and storms in Australia. The first six months of 2007 includes pre-tax net catastrophe costs of $53.7 million, principally relating to European Windstorm Kyrill, floods in the U.K. and storms in Australia. While there were no significant net catastrophe loss events occurring in the first six months of 2006, results for the second quarter and first six months of 2006 include pre-tax net catastrophe costs of $6.1 million and $14.7 million, respectively, relating to events which occurred principally in 2005. Catastrophe costs include losses and related reinstatement premiums, the details of which can be found in Note 3 of Notes to Condensed Consolidated Financial Statements (“Note 3”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (reduce) net premiums written and earned.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007

      Income before income taxes increased in the second quarter of 2007 as compared to the same prior year period principally due to increased net investment income and increased underwriting profit. The increase in underwriting profit reflects the impact of a lower level of losses and loss adjustment expenses incurred in International – Europe and lower consolidated net adverse loss reserve development offset, in part, by increased loss activity in the Domestic and International – Other segments, including the impact of increased net catastrophe costs in those segments. Increased net catastrophe costs and lower net adverse loss reserve development, in the aggregate, accounted for approximately a $4.6 million reduction of underwriting profit in the second quarter of 2007 as compared to the second quarter of 2006. The reasons for the increase in net investment income are as discussed earlier. In addition to reflecting the after-tax impact of the items discussed earlier in this paragraph, the increase in net income also reflects a $5.3 million reduction in income taxes related to the recognition of a previously uncertain tax benefit (See Note 9 of Notes to Condensed Consolidated Financial Statements (“Note 9”)).

     Income before income taxes increased in the first six months of 2007 as compared to the same prior year period principally due to increases in net investment income and realized net capital gains (losses), which more than offset a modest decline in underwriting profit. The reasons for the increase in net investment income are as discussed earlier. The modest decline in underwriting profit reflects a decline in underwriting profit in the International – Other segment, largely offset by an improvement in underwriting profit in International – Europe, despite an increase in net catastrophe costs. Increased net catastrophe costs and reduced net adverse loss reserve development, in the aggregate, accounted for a $24.6 million reduction of underwriting profit in the first six months of 2007 as compared to the same prior year period. In addition to reflecting the after-tax impact of the items discussed earlier in this paragraph, the increase in net income also reflects the $5.3 million reduction in income taxes recorded in the second quarter as discussed in the paragraph immediately above (See Note 9).

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

     With the exception of the Caribbean, catastrophe exposed lines of business in other parts of the world did not enjoy the same magnitude of rate increases in 2006. International property business continued to see increased competition from established European reinsurers and from newer Bermudian companies that sought to diversify their portfolios. Casualty business experienced downward pressure worldwide, with international rates coming under more pressure than U.S. rates. Other terms and conditions on this business generally held up well worldwide.

     Given the amount of capital attracted by year end 2006 as a result of the dislocation in the U.S. markets in 2005 as well as capital added by favorable industry results throughout 2006, which were due in large part to a benign level of catastrophe losses, catastrophe exposed accounts renewing on January 1, 2007 saw a slowing of upward rate movements on programs. Nevertheless, TRH believes rates for U.S. catastrophe exposed business will remain at an attractive level through 2007. In the first half of 2007, primary and reinsurance rates in general continued to drift downward. It is unclear whether certain casualty lines’ rates will continue to fall, but outside of certain excess & surplus lines and certain poor performing accounts, it seems unlikely that there will be significant rate movements upward.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007

     The existence of favorable market conditions in certain regions and lines of business does not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there is no guarantee that these conditions will remain in effect as TRH cannot predict, with any reasonable certainty, future market conditions.

     Further information relating to items discussed in this EXECUTIVE OVERVIEW may be found throughout this MD&A.

CRITICAL ACCOUNTING ESTIMATES

     This discussion and analysis of financial condition and results of operations is based on TRH’s condensed consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

     LOSS RESERVES

     Estimates of loss reserves take into account TRH’s assumptions with respect to many factors that will affect ultimate loss costs but are not yet known. The ultimate process by which actual carried reserves are determined considers not only actuarial estimates but a myriad of other factors. Such factors, both internal and external, which contribute to the variability and unpredictability of loss costs, include trends relating to jury awards, social inflation, medical inflation, worldwide economic conditions, tort reforms, court interpretations of coverages, the regulatory environment, underlying policy pricing, terms and conditions and claims handling, among others. In addition, information gathered through underwriting and claims audits are also considered. To the extent that these assumptions underlying the loss reserve estimates are significantly incorrect, ultimate losses may be materially different from the estimates included in the financial statements and may materially affect results of operations. The impact of those differences is reflected in the period they become known.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007

     Standard actuarial methodologies employed to estimate ultimate losses incorporate the inherent “lag” from the time claims are reported to the cedant to when the cedant reports the claims to the reinsurer. Certain actuarial methodologies may be more appropriate than others in instances where this “lag” may not be consistent from period to period. Consequently, additional actuarial judgment is employed in the selection of methodologies to best incorporate the potential impact of this situation.

     The characteristics of each line of business are considered in the reserving process. TRH’s major lines of business and certain of their key characteristics are discussed below:

     Other liability – The key components of the other liability line of business are excess casualty, directors’ and officers’ liability (“D&O”) and errors and omissions liability (“E&O”).

  Excess Casualty: The vast majority of this class consists of domestic treaties, including pro rata and excess-of-loss contracts of general liability business. Excess casualty is dominated by umbrella business, some of which has very high attachment points. This business is generally very long tailed and characterized by relatively low frequency and high severity type losses.
  D&O and E&O: These classes are dominated by high layer excess-of-loss D&O business as well as E&O classes such as lawyers and accountants. Much of this business is domestic, although significant amounts are written by the London branch. This business is reviewed separately by operating branch and for pro rata versus excess-of-loss contracts, treaty versus facultative and D&O separately from E&O. Additionally, homogeneous groupings of accountants, lawyers, and architects and engineers risks are reviewed separately. These classes are long tailed in nature, often characterized by very high attachment points.

     Medical malpractice – Healthcare professional, which is the most significant component of TRH’s medical malpractice line of business, is reviewed separately for treaty and facultative contracts. Pro rata contracts are reviewed separately from excess-of-loss contracts. There is significant volume in all categories. This class is also quite long tailed due to the excess-of-loss nature of most of the contracts.

     Shorter tailed classes – These classes include the property lines of business, such as fire and homeowners, and certain marine and energy classes. These lines are written by several of TRH’s worldwide offices and the reserves are reviewed separately for each operating branch. Where sufficiently credible experience exists, these lines are also reviewed after segregating pro rata contracts from excess-of-loss contracts. As a reinsurer, these lines do not develop to ultimate loss as quickly as when written on a primary basis, however, they are significantly shorter tailed than the casualty classes discussed earlier.

     Generally, for each line of business, significant actuarial judgments are made with respect to the following factors used in the loss reserve setting process:

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
  ELRs for the latest accident years generally reflect the ELRs from prior accident years adjusted for the loss trend factor (see loss trend factors discussion immediately above), as well as the impact of rate level changes and other quantifiable factors. For certain longer tail lines of business that are typically lower frequency, higher severity classes, such as excess medical malpractice and D&O, ELRs are often utilized for the last several accident years.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
 JUNE 30, 2007

  Loss development factors are used to arrive at the ultimate amount of losses incurred for each accident year based on reported loss information. These factors, which are initially calculated based on historical loss development patterns (i.e., the emergence of reported losses over time relative to the ultimate losses to be paid), are then adjusted for current trends.

     The judgments that are made with respect to these factors for shorter tail lines generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made with respect to the longer tailed lines of business. In contrast to the longer tailed lines of business, reported losses for the shorter tailed classes generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on assumptions regarding ELRs and loss development factors for many accident years for a given line, these assumptions are generally only relevant for the most recent accident year or two. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter tailed lines of business.

     During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these facts and trends emerge, it usually becomes necessary to refine and adjust the loss reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates.

     Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related liabilities arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including loss and loss adjustment expenses incurred but not reported (“IBNR”), are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

     See discussion of net adverse development on losses occurring in prior years (which includes a discussion of the causative factors of such net adverse development) under RESULTS OF OPERATIONS and further discussion about unpaid losses and loss adjustment expenses (“gross loss reserves”) under FINANCIAL CONDITION AND LIQUIDITY.

     PREMIUM REVENUES

     Management must make certain judgments in the determination of premiums written and earned by TRH. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. For excess-of-loss treaty contracts, premiums are generally recorded as written based on contract terms and are earned ratably over the terms of the related coverages provided. In recent years, treaty contracts have generated approximately 95% of TRH’s premium revenues. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums assumed and reinsurance ceded, respectively, relating to the unexpired terms of such coverages. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007

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

     TRH has provided no allowance for bad debts relating to the premium estimates based on its historical experience, general profile of its cedants and the ability TRH has in most cases to significantly offset these premium receivables with losses and LAE or other amounts payable to the same parties.

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

OPERATIONAL REVIEW

      RESULTS OF OPERATIONS

     TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
Net premiums written	$983.1	$913.6	7.6%	$1,967.2	$1,828.0	7.6%
Net premiums earned	948.1	909.1	4.3	1,913.2	1,816.9	5.3
Net investment income	119.3	107.9	10.5	235.4	210.2	12.0

      The increases in net premiums written for the second quarter and first six months of 2007 compared with the same prior year periods occurred from Domestic and, to a lesser extent, International – Europe operations, partially offset by slight decreases in International – Other operations. The increase in Domestic net premiums written for the second quarter and first six months of 2007 compared to the same respective 2006 periods is due in part to the residual effects of a strong domestic property market that was prevalent through January 1, 2007 and premiums generated by new domestic offices added after the second quarter of 2006 that underwrite treaty business directly with national, regional and specialty insurers. Premium growth continues to be mitigated by increased ceding company retentions in certain lines. On a worldwide basis, casualty lines business represented 70.1% of net premiums written in the first half of 2007 versus 71.6% in the same 2006 period. The balance represented property lines. Treaty business represented 96.2% of net premiums written in the first six months of 2007 versus 95.6% in the same year ago period. The balance represented facultative accounts.

     The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the second quarter and first six months of 2007 compared to the same 2006 periods:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007
	Three Months Ended	Six Months Ended
	June 30,	June 30,
Increase in original currency	5.9%	5.8%
Foreign exchange effect	1.7	1.8
Increase as reported in U.S. dollars	7.6	7.6

     Domestic net premiums written increased in the second quarter of 2007 by $50.5 million, or 11.4%, over the second quarter of 2006 to $493.9 million. Significant increases in domestic net premiums written were recorded in the other liability ($28.9 million), medical malpractice ($25.9 million), auto liability ($20.9 million) and property ($15.9 million) lines and were offset, in part, by significant decreases in the accident & health (“A&H”) ($24.9 million) and surety ($10.1 million) lines. Domestic net premiums written increased in the first six months of 2007 by $120.1 million, or 13.5%, over the first six months of 2006 to $1,010.0 million. Significant increases in domestic net premiums written were recorded in the other liability ($48.3 million), property ($45.6 million), auto liability ($31.3 million) and medical malpractice ($12.5 million) lines. These increases were offset, in part, by significant decreases in the A&H ($12.4 million) and mortgage guaranty ($11.5 million) lines.

     International net premiums written increased in the second quarter of 2007 by $19.0 million, or 4.0%, over the second quarter of 2006 to $489.1 million. Significant increases occurred in the London ($13.7 million) and Paris ($11.7 million) branches. In the second quarter of 2007 compared to the same 2006 quarter, international net premiums written increased significantly in the property ($12.8 million), other liability ($9.7 million) and credit ($8.2 million) lines along with relatively minor increases spread among several other lines, offset by significant decreases in the auto liability ($11.9 million) and ocean marine ($8.4 million) lines. In the first six months of 2007, international net premiums written increased modestly by $19.1 million, or 2.0%, over the first six months of 2006 to $957.3 million. A significant increase in the London branch ($25.5 million) was partially offset by a significant decrease in the Miami branch ($11.5 million). In the first six months of 2007 compared to the same 2006 period, significant increases in international net premiums written were recorded in the property ($23.1 million), other liability ($22.8 million) and A&H ($15.2 million) lines, offset by significant decreases in the auto liability ($35.9 million) and ocean marine ($11.1 million) lines. The overall increase in international net premiums written in both the second quarter and first six months periods includes the impact of changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business as discussed earlier. International business represented 48.7% and 51.3% of worldwide net premiums written for the first six months of 2007 and 2006, respectively.

     Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written, except as regards changes in premiums assumed from an affiliate that, by prearrangement with TRH, were ceded in an equal amount to other affiliates (See Note 4 of Notes to Condensed Consolidated Financial Statements (“Note 4”)). As further discussed in Note 7, TRH transacts a significant amount of business assumed and ceded with other subsidiaries of AIG. TRH either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions.

     As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

     Net investment income increased in the second quarter and first six months of 2007 as compared to the same prior year periods due largely to investment returns on investments purchased with continued positive operating cash flows in recent periods. The components of net investment income for the periods indicated are presented in the table below:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)
Fixed maturities	$96.5	$87.6	$190.2	$173.3
Equities	7.9	9.5	18.0	15.3
Other invested assets (limited
partnerships)	12.9	8.6	21.2	18.2
Other	4.0	5.2	10.4	9.2
Total investment income	121.3	110.9	239.8	216.0
Investment expenses	(2.0)	(3.0)	(4.4)	(5.8)
Net investment income	$119.3	$107.9	$235.4	$210.2

     The pre-tax effective yield on investments was 4.1% for the three and six month periods ending June 30, 2007 compared to 4.3% for the same prior year periods. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The decrease in the pre-tax effective yield on investments for the three and six month periods ended June 30, 2007 compared to the same 2006 periods is due, in part, to a significant increase in the 2007 periods of the asset amount of short-term investment of funds received under securities loan agreements, which produces minimal net investment income.

     Realized net capital gains (losses) totaled $1.9 million and ($1.3) million for the second quarter of 2007 and 2006, respectively. Realized net capital gains totaled $17.3 million and $4.4 million for the first six months of 2007 and 2006, respectively. Realized net capital gains result from investment dispositions, which reflect TRH's investment and tax planning strategies to maximize after-tax income and write-downs of securities that, in the opinion of management, had experienced a decline in market value that was other than temporary. Such write-downs in the second quarter and first six months of 2007 totaled $0.4 million relating to equities available for sale. There were no such write-downs in the second quarter of 2006 and such write-downs were insignificant in the first six months of 2006. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in the determination of such write-downs.) In addition, realized net capital gains (losses) in the second quarter of 2007 and 2006 were (reduced) increased by net foreign currency transaction (losses) gains of ($9.7) million and $3.3 million, respectively, and realized net capital gains (losses) in the first half of 2007 and 2006 were (reduced) increased by net foreign currency transaction (losses) gains of ($9.1) million and $0.1 million, respectively.

     The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results, and does not include income from investments. Generally, a combined ratio under 100% indicates an underwriting profit and a combined ratio exceeding 100% indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. The loss ratio represents net losses and LAE incurred expressed as a percentage of net premiums earned. The underwriting expense ratio represents the sum of net commissions and other underwriting expenses expressed as a percentage of net premiums written. The combined ratio represents the sum of the loss ratio and the underwriting expense ratio.

     The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Consolidated:
Loss ratio	67.7%	68.1%	68.9%	68.9%
Underwriting expense ratio	27.2	28.0	27.4	27.4
Combined ratio	94.9	96.1	96.3	96.3

Domestic:
Loss ratio	79.8%	75.7%	76.9%	77.4%
Underwriting expense ratio	24.7	27.0	25.1	25.4
Combined ratio	104.5	102.7	102.0	102.8

International:
Loss ratio	57.0%	61.3%	61.0%	61.5%
Underwriting expense ratio	29.8	28.9	30.0	29.3
Combined ratio	86.8	90.2	91.0	90.8

     The loss ratio for consolidated TRH improved in the second quarter of 2007 compared to the second quarter of 2006 due to improved loss experience from international operations. The loss ratio for consolidated TRH in the first six months of 2007 remained level with the same 2006 periods despite the fact that the aggregate of catastrophe costs and net adverse loss reserve development were significantly higher in 2007 than the year-earlier period. In the aggregate, catastrophe costs and net adverse loss reserve development added 3.2% and 2.9% to the consolidated TRH combined ratio for the second quarter of 2007 and 2006, respectively, and 4.4% and 3.3% to the consolidated TRH combined ratio for the first six months of 2007 and 2006, respectively.

     The second quarter of 2007 includes pre-tax net catastrophe costs of $13.9 million, principally relating to floods in the U.K. and storms in Australia. Net catastrophe costs in the aggregate added 1.5%, 0.2% and 2.7% to the second quarter of 2007 combined ratios for consolidated, domestic and international, respectively. There were no significant net catastrophe costs for events occurring during the second quarter of 2006. Net catastrophe costs (relating to events principally occurring in 2005) in the aggregate added (reduced) 0.7%, (1.6)% and 2.7% to (from) the second quarter of 2006 combined ratios for consolidated, domestic and international, respectively. The first six months of 2007 includes pre-tax net catastrophe costs of $53.7 million, principally relating to European Windstorm Kyrill, flooding in the U.K. and storms in Australia. Net catastrophe costs in the aggregate added 2.8%, 0.3% and 5.4% to the first six months of 2007 combined ratios for consolidated, domestic and international, respectively. There were no significant net catastrophe costs for events occurring during the first six months of 2006. Net catastrophe costs (relating to events principally occurring in 2005) in the aggregate added 0.8%, 0.4% and 1.2% to the first six months of 2006 combined ratios for consolidated, domestic and international, respectively. (See Note 3 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
 JUNE 30, 2007

     Net losses and LAE incurred includes net adverse development relating to losses occurring in prior years which, in total, approximated $18 million and $36 million for the second quarter and first six months of 2007, respectively, compared to $30 million and $65 million for the second quarter and first six months of 2006, respectively. The great majority of such development in both the 2007 and 2006 periods related to domestic operations. For both the 2007 and 2006 periods, significant adverse loss reserve development was related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. (See Note 3 for amounts included in adverse development that relate to catastrophe losses.)

     Net adverse loss reserve development for the first six months of 2007 of $36 million was comprised of approximately $176 million relating to losses occurring in 2002 and prior, offset largely by favorable development of approximately $140 million relating primarily to losses occurring in 2006. Net adverse loss reserve development for the first six months of 2006 of $65 million was comprised of approximately $140 million relating to losses occurring in 2002 and prior, offset by favorable development of approximately $75 million relating primarily to losses occurring in 2005. Refer to MD&A in the Company’s 2006 Form 10-K for information regarding full year 2006 net adverse loss reserve development and the components thereof.

     The adverse development arising from losses occurring in years 1997 through 2002, which represents the great majority of the 2002 and prior development, generally relates to the fact that for many classes within these years, ceding companies continue to experience increased loss costs relative to expectations coupled with an unexpected lengthening of the loss emergence patterns. Contributing to this increase is the fact that many policies during this period covered underlying contracts that extended over multiple years. This has led to an increase in both the frequency and severity of claims entering the reinsured excess-of-loss coverage layers at later points in time than had previously been experienced. The favorable development in accident years 2005 and 2006 results from favorable loss trends, particularly in the shorter tailed classes.

     TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for such volatile classes as medical malpractice, D&O, E&O and general casualty. At the primary level, there are significant risk factors that contribute to the variability and unpredictability of the loss trend factor for this business such as jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependent upon the claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices are subject to change without notice.

     Based on information presently available, TRH believes its current loss reserves are adequate, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and will not materially exceed the carried loss reserve as of June 30, 2007 and thus, materially affect net income.

     The main reason for the decrease in gross and ceded losses and LAE incurred in the three and six month periods ended June 30, 2007 compared to the same prior year periods is the decrease in losses and LAE incurred related to business assumed from an affiliate which, by prearrangement with TRH, was then ceded in an equal amount to other affiliates (see Note 4). In addition, the decrease in gross losses and LAE incurred and in ceded losses and LAE incurred in the second quarter and first six months of 2007 compared to the same respective prior year periods includes the changes in gross and ceded catastrophe losses and LAE incurred as discussed in Note 3.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007

     The underwriting expense ratio for consolidated TRH decreased in the second quarter of 2007 compared to the same 2006 quarter. The decrease is comprised of a decrease of 1.1% in the commission expense component, partially offset by an increase of 0.3% in the other underwriting expense component. The decrease in the commission expense component is due to a decrease in the commission expense component in Domestic operations. The underwriting expense ratio for consolidated TRH in the first six months of 2007 remained level with the comparable 2006 period as a decrease of 0.3% in the commission expense component was offset by an increase of 0.3% in the other underwriting expense component. The majority of the increase in other underwriting expenses in both the second quarter and first six months periods relates to domestic staff additions in new offices and increased stock-based compensation costs.

     Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

     The second quarter and first six months of 2007 includes interest expense incurred of $10.9 million and $21.7 million, respectively, and interest paid of $21.6 million in connection with the Company’s 5.75% senior notes due in 2015 (the “Senior Notes”). The second quarter and first six months of 2006 includes interest expense incurred of $10.9 million and $21.7 million, respectively, and interest paid of $21.6 million in connection with the Senior Notes.

      “Other, net” contains general corporate expenses, certain stock-based compensation costs and expenses relating to a recently acquired subsidiary of the Company, to which the majority of the change between periods is attributable.

      Income before income taxes amounted to $151.9 million and $288.5 million for the second quarter and first six months of 2007, respectively, compared to $132.1 million and $259.9 million in the same 2006 periods. Income before income taxes increased in the second quarter of 2007 as compared to the same prior year period principally due to increased net investment income and improved underwriting profit. The increase in underwriting profit reflects the impact of a lower loss ratio in International – Europe and lower consolidated net adverse loss reserve development, offset in part by increased loss activity in the Domestic and International – Other segments, including the impact of increased net catastrophe costs in those segments. Income before income taxes increased in the first six months of 2007 as compared to the same prior year period principally due to increases in net investment income and realized net capital gains (losses), which more than offset a modest decline in underwriting profit. The modest decline in underwriting profit reflects a decline in underwriting profit in the International – Other segment, largely offset by an improvement in underwriting profit in International – Europe, despite an increase in net catastrophe costs. Increased net catastrophe costs and reduced net adverse loss reserve development, in the aggregate, accounted for reductions of $4.6 million and $24.6 million, respectively, of underwriting profit in the second quarter and first six months of 2007 as compared to the same prior year periods.

     Federal and foreign income tax expense of $26.3 million and $27.6 million were recorded in the second quarter of 2007 and 2006, respectively. Federal and foreign income tax expense of $55.6 million and $53.5 million were recorded in the first six months of 2007 and 2006, respectively. The Company and its domestic subsidiaries (which include foreign operations) file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007

     The effective tax rates, which represent income taxes divided by income before income taxes, were 17.3% and 20.9% in the second quarter of 2007 and 2006, respectively, and were 19.3% and 20.6% in the first six months of 2007 and 2006, respectively. Through the application of the effective tax rate method, TRH recognized tax benefits of $4.2 million and $14.2 million relating to net catastrophe costs in the second quarter and first six months of 2007, respectively, and will recognize an additional $4.6 million of tax benefits relating to such catastrophe costs in subsequent quarters of 2007. Tax benefits relating to net catastrophe costs were not significant in the first six months of 2006. In addition, in the second quarter of 2007, TRH recognized a previously uncertain tax benefit of $5.3 million. As a result, income tax expense for each of the second quarter and first six months of 2007 was reduced by such amount (see Note 9).

     Net income for the second quarter of 2007 was $125.7 million, or $1.89 per common share (diluted), compared to $104.4 million, or $1.58 per common share (diluted), in the 2006 second quarter. Net income for the first six months of 2007 was $232.9 million, or $3.50 per common share (diluted), compared to net income of $206.4 million, or $3.12 per common share (diluted), in the same 2006 period. Reasons for the changes between periods are as discussed earlier.

     SEGMENT RESULTS

     (a) Domestic:

     Revenues for the three and six month periods ended June 30, 2007 increased compared to the same prior year periods due primarily to increases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS, and increases in realized net capital gains.

     Income before income taxes increased in the second quarter of 2007 compared to the same 2006 period primarily due to increases in realized net capital gains and net investment income, offset in part by an increased underwriting loss. The increased underwriting loss was due in part to higher net catastrophe costs in the second quarter of 2007. Income before income taxes increased in the first half of 2007 compared to the same 2006 period due principally to increases in realized net capital gains and net investment income.

     The second quarter and first six months of 2007 include $0.7 million and $2.9 million, respectively, of net catastrophe costs, relating to catastrophe events occurring in 2005. The second quarter and first six months of 2006 include ($6.8) million and $3.6 million, respectively of net catastrophe costs, relating to catastrophe events occurring in prior years.

     (b) International – Europe (London and Paris branches and TRZ):

     Revenues for the second quarter of 2007 increased compared to the same 2006 quarter due largely to an increase in net premiums written, net of the change in unearned premiums, with the largest increase in the Paris branch. The increase in net premiums written in the second quarter of 2007 relates largely to the property, other liability, credit and A&H lines offset, in part, by significant decreases in the ocean marine and auto liability lines. Revenues for the first six months of 2007 increased compared to the same 2006 period due to increases in net premiums written and net investment income. The revenue increases for the first six months period occurred in the London and Paris branches. The increase in net premiums written in the first six months of 2007 relates largely to the other liability, property and A&H lines offset, in part, by significant decreases in the auto liability and ocean marine lines. The overall increases in net premiums written in both the second quarter and the first six months periods was largely due to increases of $12.5 million and $30.6 million, respectively, resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2007 periods as compared to the same prior year periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007

     Income before income taxes in the three and six month periods ended June 30, 2007 increased compared to the same 2006 periods due primarily to increases in underwriting profit and net investment income, partially offset by a decrease in realized net capital gains (losses). The increase in underwriting profit in the 2007 periods compared to the same 2006 periods is due to generally improved loss experience. Underwriting profit improved in the 2007 six month period compared to the same prior year period despite a significant increase in catastrophe costs in the 2007 period. The increases in net investment income in the second quarter and first six months periods are due, in part, to increases of $1.4 million and $3.6 million, respectively, resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which investments are denominated.

     The second quarter and first six months of 2007 includes approximately $12.7 million and $50.3 million, respectively, of net catastrophe costs, principally relating to Windstorm Kyrill in Europe, floods in the U.K. and storms in Australia. The second quarter and first six months of 2006 includes approximately $15.8 million and $16.8 million, respectively, of net catastrophe costs principally relating to events occurring in 2005.

     (c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

     Revenues for the second quarter of 2007 decreased compared to the second quarter of 2006 due to a decrease in realized net capital gains (losses). In addition, net premiums written decreased slightly in the second quarter of 2007, with the Hong Kong branch reporting most of the decrease. The largest decreases in net premiums written in the second quarter period occurred in the property and auto liability lines, partially offset by an increase in the surety line. Revenues for the first six months of 2007 decreased compared to the same prior year period due primarily to a decrease in net premiums written, net of the change in unearned premiums. The decrease in net premiums written occurred in the Miami and Hong Kong branches. The largest decreases in net premiums written for the first six months of 2007 occurred in the auto liability and A&H lines offset, in part, by an increase in the surety line. The overall decreases in net premiums written in both the second quarter and first six months periods were partially offset by the change in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2007 periods as compared to the same prior year periods.

     Income before income taxes in the three and six month periods of 2007 decreased compared to the same 2006 periods primarily due to a decrease in underwriting profit and realized capital gains (losses), partially offset by increased net investment income. The decreases in underwriting profit were due, in part, to increased loss activity in the 2007 periods, including higher net catastrophe costs.

     The second quarter and first six months of 2007 each include approximately $0.5 million of net catastrophe costs relating to catastrophe events occurring in 2005. The second quarter and first six months of 2006 include approximately ($2.9) million and ($5.7) million, respectively, of net catastrophe costs, each relating to catastrophe events occurring in prior years.

FINANCIAL CONDITION AND LIQUIDITY

     As a holding company, the Company's assets consist primarily of the stock of TRC. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the second quarter of 2007 and 2006, the Company received cash dividends from TRC of $30.0 million and $29.6 million, respectively. For the first six months of 2007 and 2006, the Company received cash dividends from TRC of $39.0 million and $37.6 million, respectively. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007

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

     At June 30, 2007, total investments and cash were $11.52 billion compared to $11.34 billion at December 31, 2006. The increase was caused, in large part, by $359.6 million of cash provided by operating activities offset by $87.8 million of net funds disbursed under securities loan agreements and changes in net unrealized appreciation (depreciation) of investments which decreased investments and cash by $148.0 million (see discussion of the change in unrealized appreciation of investments, net of tax, below). In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments and cash are denominated increased total investments and cash by approximately $70 million.

     TRH's fixed maturity investments, approximately 73.9% of total investments and cash as of June 30, 2007, are predominantly investment grade, liquid securities, approximately 96.5% of which will mature in less than 10 years. The average duration of the fixed maturity portfolio was 5.8 years as of June 30, 2007. Also as of that date, approximately 8.0% of total investments and cash was in common and nonredeemable preferred stocks, approximately 1.6% of total investments and cash was in other invested assets, consisting of investments in limited partnerships, approximately 14.1% of total investments and cash was in the short-term investment of funds received under securities loan agreements, approximately 0.5% of total investments and cash consisted of short-term investments and the remaining 1.9% consisted of cash and cash equivalents, primarily interest-bearing. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2007 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

     Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. TRH maintains a portfolio of certain fixed maturities which are classified as held-to-maturity and carried at amortized cost as TRH has the positive intent and ability to hold each of these securities to maturity. TRH purchases certain equities, which are classified as trading, to meet short term investment objectives. In addition, TRH engages in securities lending transactions whereby certain securities (principally fixed maturities and common stocks available for sale) from its portfolio are loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the fair value of the loaned security and is invested in a pooled account (shown on the balance sheet at cost, which approximates fair value) of the lending agent, an AIG subsidiary, in these transactions. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The fair values of fixed maturities available for sale, common stocks available for sale and equities trading that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $1,490.4 million, $77.7 million and $4.1 million, respectively, as of June 30, 2007.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
 JUNE 30, 2007

     At June 30, 2007, gross unrealized gains and losses on all fixed maturities (including those held to maturity and carried at amortized cost) amounted to $91.2 million and $109.3 million, respectively. The significant decrease in gross unrealized gains and increase in gross unrealized losses since the prior year-end occurred mainly in the second quarter and is due largely to increases in market interest rates. At June 30, 2007, gross unrealized gains and losses on equities available for sale amounted to $64.3 million and $12.4 million, respectively.

     As of June 30, 2007, 95.4% of the fixed maturity portfolio was rated Aaa or Aa, 4.0% was rated A, an additional 0.3% was also rated investment grade and 0.3% was not rated. Also, as of June 30, 2007, TRH had no derivative instruments.

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

     At each balance sheet date, TRH evaluates its securities holdings in an unrealized loss position. Where TRH does not intend to hold such securities until they have fully recovered their carrying value based on the circumstances present at the date of evaluation, TRH records the unrealized loss in income. If events or circumstances change, such as unexpected changes in creditworthiness of the obligor, unanticipated changes in interest rates, tax laws, statutory capital positions and unforeseen liquidity events, among others, TRH revisits its intent. Further, if a loss is recognized from a sale subsequent to a balance sheet date pursuant to these unexpected changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
 JUNE 30, 2007

     At June 30, 2007, gross loss reserves totaled $7.52 billion, an increase of $51.8 million, or 0.7%, over December 31, 2006. The increase in gross loss reserves includes the impact of net changes in foreign currency exchange rates since the end of 2006 and gross loss reserve development.

     The components of gross loss reserves as of June 30, 2007 consisted of $3.75 billion of reported amounts (“case reserves”) and $3.77 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

     At June 30, 2007, reinsurance recoverable on gross loss reserves totaled $1.07 billion (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), a decrease of $191.5 million, or 15.2%, from the prior year end. The decrease in reinsurance recoverable on gross loss reserves from year end 2006 is due largely to a decrease in reinsurance recoverable on ceded losses relating to catastrophes occurring in 2004 and 2005.

     Net loss reserves totaled $6.45 billion at June 30, 2007, an increase of $243.3 million, or 3.9%, from the prior year end. The second quarter of 2007 included paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of approximately $58 million principally relating to events occurring in 2005. In the first six months of 2007, gross paid losses and LAE relating to catastrophe events were largely offset by the impact of reinsurance recovered relating to catastrophe losses. The second quarter and first six months of 2006 included paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of approximately $59 million and $185 million, respectively, principally relating to events occurring in 2005.

     An analysis of the change in net loss reserves for the first six months of 2007, with comparable 2006 data, follows:

	Six Months Ended
	June 30,
	2007	2006
	(in millions)
At beginning of year:
Gross loss reserves	$7,467.9	$7,113.3
Less reinsurance recoverable	(1,260.7)	(1,422.9)
Net loss reserves	6,207.2	5,690.4

Net losses and LAE incurred (including net adverse development on losses occurring in prior years of: 2007 - $36 million;
2006 - $65 million)	1,317.6	1,251.7
Net losses and LAE paid	1,106.0	1,155.3
Foreign exchange effect	31.7	105.9

At end of period:
Net loss reserves	6,450.5	5,892.7
Plus reinsurance recoverable	1,069.2	1,473.8
Gross loss reserves	$7,519.7	$7,366.5

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007

     Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss reserves carried at June 30, 2007 are adequate.

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

     For the first six months of 2007, TRH's operating cash flows were $359.6 million, a decrease of $44.9 million from the same 2006 period. The decrease results, in part, from increased income taxes paid, partially offset by increased collections of reinsurance recoverable and investment income received.

     As a significant amount of losses from catastrophes occurring in 2005 and 2007 remain unpaid, TRH expects that payments relating to these events will have a material adverse impact on operating cash flows in the remaining quarters of 2007 and perhaps thereafter.

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

     Of total consolidated operating cash flows, $173.1 million and $196.8 million were derived from international operations in the first six months of 2007 and 2006, respectively. In each of these periods, London was the most significant source of international operating cash flows.

     TRH believes that its balance of cash and cash equivalents of $223.7 million as of June 30, 2007 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2007 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

     TRH's operations are exposed to market risk. Market risk is the risk of loss of fair market value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. (See Part I – Item 3 for further discussion.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
JUNE 30, 2007

     TRH's stockholders' equity totaled $3.11 billion at June 30, 2007, an increase of $146.8 million from year-end 2006. The net increase consisted primarily of net income of $232.9 million, partially offset by cash dividends declared of $19.4 million and a decrease in accumulated other comprehensive income of $76.6 million.

     The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized depreciation of investments, net of income taxes, of $96.2 million, partially offset by a net unrealized foreign currency translation gain from functional currencies, net of income taxes, of $19.6 million. The net unrealized depreciation of investments, net of income taxes, which occurred mostly in the 2007 second quarter, is composed principally of decreases of $94.0 million in unrealized appreciation (depreciation) of fixed maturities available for sale, caused largely by an increase in market interest rates, and of $2.1 million in unrealized appreciation of equities available for sale.

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

RECENT ACCOUNTING STANDARDS

     For further discussion of the following recent accounting standards and their application to TRH see Note 9.

(a)	Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”)

In July 2006, the FASB issued FIN 48. TRH adopted FIN 48 on January 1, 2007.

(b)	Future Application of Accounting Standards

(i) In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (“SOP 07-1”).

(ii) In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).

(iii) In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).

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

     TRH calculated the VaR with respect to net fair values as of June 30, 2007 and December 31, 2006. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figures) within a one-month holding period. TRH uses the historical simulation methodology that entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. TRH uses the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates. For each scenario, each transaction is re-priced. Scenario values are then calculated by netting the values of all underlying assets and liabilities.

     The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the six months ended June 30, 2007 and for the year ended December 31, 2006. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

Market Risk
(in millions)

	2007				2006
		Six Months Ended,				Year Ended,
	As of	June 30,			As of	December 31,
	June 30,	Average	High	Low	December 31,	Average	High	Low

Diversified	$179	$172	$179	$163	$173	$190	$211	$173
Interest rate	170	159	170	153	153	183	207	153
Equity	49	50	50	49	49	47	50	42
Currency	18	18	19	18	19	19	21	17

Part I – Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

     Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH's management, including TRH's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports TRH files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in TRH's internal control over financial reporting that occurred during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, TRH's internal control over financial reporting.

Part II – Item 1A. Risk Factors

Included below are risks which could materially affect TRH’s business, results of operations, cash flows or financial condition that have changed since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

A downgrade in the ratings assigned to the operating subsidiaries of Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries, “TRH”) could adversely affect TRH’s ability to write new business and may adversely impact TRH’s existing agreements.

     A.M. Best Company (“Best”), Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) are generally considered to be significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. These ratings are subject to periodic review at the discretion of each respective rating agency and may be revised downward or revoked at their sole discretion. Rating agencies also may increase their scrutiny of rated companies, revise their rating standards or take other action. In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer or an affiliated company. Therefore, a downgrade of TRH’s rating may dissuade a ceding company from reinsuring with TRH and may influence a ceding company to reinsure with a competitor of TRH that has a higher financial strength rating.

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

     Approximately 36% of TRH’s in-force treaty contracts as of June 30, 2007 permit the ceding company to cancel the contract if TRH is downgraded below a certain rating level, generally A-. Treaty business accounted for approximately 96% of TRH’s net premiums written in the first six months of 2007. In addition, 22% of TRH’s in-force treaty contracts as of June 30, 2007 permit the ceding company to cancel the contract in the event of a significant decline in the statutory surplus of TRH’s principal operating subsidiary, TRC, generally of at least 20%.

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

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of June 30, 2007, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the second quarter of 2007. The preceding does not include 14,887 and 54,514 shares relating to options exercised in the three and six months ended June 30, 2007, respectively, that were attested to in satisfaction of the exercise price by holders of Transatlantic Holdings, Inc.’s employee or director stock options.

Part II – Item 4. Submission of Matters to a Vote of Security Holders

          At the Company’s Annual Meeting of Stockholders held on May 24, 2007, the stockholders:

(a) elected ten directors for a one year term, as follows:
		SHARES
NOMINEE	SHARES FOR	WITHHELD

James Balog	61,501,274	313,787
Steven J. Bensinger	57,319,888	4,495,173
C. Fred Bergsten	57,711,415	4,103,646
Ian H. Chippendale	61,582,975	232,086
John G. Foos	61,590,485	224,576
Diana K. Mayer	61,590,279	224,782
Robert F. Orlich	61,502,234	312,827
Richard S. Press	61,590,305	224,756
Martin J. Sullivan	58,405,905	3,409,156
Thomas R. Tizzio	59,650,361	2,164,700

(b) approved, by a vote of 58,197,905 shares in favor to 1,066,007 shares opposed, with 10,573 abstentions, 2,540,576 broker non-votes and 4,253,112 shares not voting, a proposal to adopt the 2007 Executive Bonus Plan.

(c) approved, by a vote of 61,612,329 shares in favor to 193,739 shares opposed, with 8,993 abstentions and 4,253,112 shares not voting, a proposal to ratify the selection of PricewaterhouseCoopers LLP as Transatlantic Holdings, Inc.’s independent registered public accounting firm for 2007.

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
Officer)

Dated: August 8, 2007

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