Form 10-Q
period 2007-09-30
TRANSATLANTIC HOLDINGS INC
filed 2007-11-08
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______ to _______

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

YES ☐               NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2007. 66,161,949

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Consolidated Balance Sheets as of September 30, 2007 and
	December 31, 2006 (unaudited)	1

	Consolidated Statements of Operations for the three and nine months ended
	September 30, 2007 and 2006 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2007 and 2006 (unaudited)	3

	Consolidated Statements of Comprehensive Income for the three and nine months
	ended September 30, 2007 and 2006 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Cautionary Statement Regarding Forward-Looking Information		12

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	34

PART II - OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 6.	Exhibits	35

Signatures		35

Exhibit Index		36

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
(Unaudited)

	2007	2006
ASSETS	(in thousands, except share data)
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2007-$1,273,356; 2006-$1,291,634)	$1,250,977	$1,254,017
Available for sale, at fair value (amortized cost: 2007-$7,773,877; 2006-$6,943,290)
(pledged, at fair value: 2007-$1,846,337; 2006-$1,577,864)	7,802,632	7,061,090
Equities:
Available for sale, at fair value:
Common stocks (cost: 2007-$581,378; 2006-$541,189) (pledged, at fair value:
2007-$34,938; 2006-$41,187)	609,323	571,422
Nonredeemable preferred stocks (cost: 2007-$201,961; 2006-$229,066)	200,025	236,846
Trading, at fair value, principally common stocks (cost: 2007-$43,852; 2006-$37,397)
(pledged, at fair value: 2007-$4,250)	44,316	38,232
Other invested assets	246,209	231,502
Securities lending collateral	1,919,717	1,694,841
Short-term investments, at cost (approximates fair value)	67,571	42,882
Cash and cash equivalents	226,069	205,264
Total investments and cash	12,366,839	11,336,096
Accrued investment income	146,076	129,759
Premium balances receivable, net	687,948	708,579
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	425,230	441,200
Other	662,511	953,992
Deferred acquisition costs	252,436	231,180
Prepaid reinsurance premiums	90,890	68,647
Deferred income taxes	341,602	310,967
Other assets	160,250	88,044
Total assets	$15,133,782	$14,268,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$7,679,290	$7,467,949
Unearned premiums	1,256,053	1,144,022
Securities lending payable	1,937,140	1,694,841
5.75% senior notes due December 14, 2015:
Affiliates	448,112	447,980
Other	298,742	298,653
Other liabilities	221,505	256,749
Total liabilities	11,840,842	11,310,194
Commitments and contingent liabilities (see Note 8)
Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	-	-
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued:
2007-67,150,849; 2006-67,026,608	67,151	67,027
Additional paid-in capital	242,613	228,480
Accumulated other comprehensive income	18,449	42,626
Retained earnings	2,986,646	2,642,056
Treasury Stock, at cost: 988,900 shares of common stock	(21,919)	(21,919)
Total stockholders' equity	3,292,940	2,958,270
Total liabilities and stockholders' equity	$15,133,782	$14,268,464

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenues:
Net premiums written	$984,624	$895,271	$2,951,872	$2,723,277
(Increase) decrease in net unearned premiums	(24,817)	323	(78,834)	(10,821)
Net premiums earned	959,807	895,594	2,873,038	2,712,456
Net investment income	112,244	106,773	347,665	317,020
Realized net capital gains	14,723	2,097	32,002	6,477
Total revenues	1,086,774	1,004,464	3,252,705	3,035,953

Expenses:
Net losses and loss adjustment expenses	630,053	608,611	1,947,623	1,860,306
Net commissions	249,344	225,728	736,041	681,591
Other underwriting expenses	26,597	25,710	80,227	69,993
Increase in deferred acquisition costs	(7,833)	(77)	(21,256)	(7,128)
Interest on senior notes	10,856	10,852	32,564	32,552
Other, net	3,017	2,496	14,237	7,629
Total expenses	912,034	873,320	2,789,436	2,644,943

Income before income taxes	174,740	131,144	463,269	391,010
Income taxes	33,014	24,201	88,652	77,655
Net income	$141,726	$106,943	$374,617	$313,355

Net income per common share:
Basic	$2.14	$1.62	$5.67	$4.75
Diluted	2.12	1.61	5.62	4.73

Cash dividends declared per common share	0.160	0.135	0.455	0.390

Weighted average common shares outstanding:
Basic	66,148	65,961	66,098	65,940
Diluted	66,732	66,267	66,604	66,242

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)

Net cash provided by operating activities	$712,680	$633,502

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	928,913	457,477
Proceeds of fixed maturities available for sale redeemed or matured	421,903	271,484
Proceeds of equities available for sale sold	902,011	745,784
Purchase of fixed maturities available for sale	(2,063,363)	(1,156,588)
Purchase of equities available for sale	(881,060)	(942,388)
Net sale of other invested assets	4,677	5,654
Net change in securities lending colleteral	(199,541)	(1,074,090)
Net purchase of short-term investments	(21,336)	(16,298)
Change in other liabilities for securities in course of settlement	39,268	4,175
Other, net	(1,507)	7,351
Net cash used in investing activities	(870,035)	(1,697,439)
Cash flows from financing activities:
Net change in securities lending payable	199,541	1,074,090
Dividends to stockholders	(28,427)	(24,729)
Proceeds from common stock issued	4,302	1,993
Other, net	116	317
Net cash provided by financing activities	175,532	1,051,671
Effect of exchange rate changes on cash and cash equivalents	2,628	3,255
Change in cash and cash equivalents	20,805	(9,011)
Cash and cash equivalents, beginning of period	205,264	198,120
Cash and cash equivalents, end of period	$226,069	$189,109

Supplemental cash flow information:
Income taxes paid, net	$153,079	$42,177
Interest paid on senior notes	21,563	21,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Net income	$141,726	$106,943	$374,617	$313,355

Other comprehensive income (loss):
Net unrealized appreciation (depreciation) of
investments, net of tax:
Net unrealized holding gains (losses)	36,686	148,955	(84,933)	(10,848)
Deferred income tax (charge) benefit on above	(12,840)	(52,136)	29,727	3,795
Reclassification adjustment for gains
included in net income	(17,011)	(3,912)	(43,397)	(8,219)
Deferred income tax benefit on above	5,954	1,370	15,189	2,877
	12,789	94,277	(83,414)	(12,395)

Net unrealized foreign currency translation gain
(loss), net of tax:
Net unrealized currency translation gain (loss)	60,977	(2,426)	91,134	7,834
Deferred income tax (charge) benefit on above	(21,342)	849	(31,897)	(2,742)
	39,635	(1,577)	59,237	5,092

Other comprehensive income (loss)	52,424	92,700	(24,177)	(7,303)
Comprehensive income	$194,150	$199,643	$350,440	$306,052

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

          Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

2.       Net Income Per Common Share

          Net income per common share for the periods presented below has been computed based upon weighted average common shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)

Net income (numerator)	$141,726	$106,943	$374,617	$313,355

Weighted average common shares outstanding used
in the computation of net income per share:
Average shares issued	67,137	66,950	67,087	66,929
Less: Average shares in treasury	989	989	989	989
Average outstanding shares - basic (denominator)	66,148	65,961	66,098	65,940
Average potential shares, principally stock options (a)	584	306	506	302
Average outstanding shares - diluted (denominator)	66,732	66,267	66,604	66,242

Net income per common share:
Basic	$2.14	$1.62	$5.67	$4.75
Diluted	2.12	1.61	5.62	4.73

(a)	The three and nine months ended September 30, 2007 exclude the effect of 0.7 million anti-dilutive shares (from a total of 3.0 million potential shares). The three and nine months ended September 30, 2006 exclude the effect of performance-based restricted stock units whose performance period had not yet begun and 1.2 million anti-dilutive shares (from a total of 2.8 million potential shares).

3.       Impact of Significant Catastrophe Events

          Net income for the third quarter of 2007 includes estimated pre-tax net catastrophe costs of $2.9 million. Such costs consist of net catastrophe losses incurred of $6.1 million (gross $9.1 million; ceded $3.0 million) and net assumed reinstatement premiums of $3.2 million (gross $3.3 million; ceded $0.1 million).

          Net income for the first nine months of 2007 includes estimated pre-tax net catastrophe costs totaling $56.6 million principally relating to European Windstorm Kyrill and floods in the U.K. Such costs consist of net catastrophe losses incurred of $65.8 million (gross $68.2 million; ceded $2.4 million) and net assumed reinstatement premiums of $9.2 million (gross $9.5 million; ceded $0.3 million).

          While there were no significant catastrophe costs for events occurring during the third quarter of 2006, the third quarter of 2006 includes pre-tax net catastrophe costs of $4.1 million relating to events occurring principally in 2005. Such costs consist of net catastrophe losses of $3.7 million (gross $8.8 million; ceded $5.1 million) and net ceded reinstatement premiums of $0.4 million (gross insignificant; ceded $0.4 million).

          While there were no significant catastrophe costs for events occurring during the first nine months of 2006, the first nine months of 2006 includes pre-tax net catastrophe costs of $18.8 million related to events occurring principally in 2005. Such costs consist of net catastrophe losses of $23.7 million (gross $68.4 million; ceded $44.7 million) and net assumed reinstatement premiums of $4.9 million (gross $0.7 million; ceded ($4.2) million). The reduction in ceded reinstatement premiums relates principally to events occurring in 2005.

          Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned. Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period.

          Net catastrophe costs represent Transatlantic Holdings, Inc. (the “Company” and collectively with its subsidiaries, “TRH”) and its subsidiaries’ best estimates, including net changes from prior estimates, of the aggregate ultimate costs to be incurred relating to significant catastrophe events based upon information available at the time the estimate was made. These catastrophe cost estimates reflect significant judgment relating to many factors, including the ultimate resolution of certain legal and regulatory issues.

          A summary of pre-tax net catastrophe costs for the three and nine months ended September 30, 2007 and 2006 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)

Net losses and loss adjustment expenses incurred from
catastrophe events occurring in the current year	$3.6	$-	$58.3	$-
Net losses and loss adjustment expenses incurred from
catastrophe events occurring in prior years	2.5	3.7	7.5	23.7
Total net losses and loss adjustment expenses
incurred from catastrophe events	6.1	3.7	65.8	23.7
Net (assumed) ceded reinstatement premiums	(3.2)	0.4	(9.2)	(4.9)
Net catastrophe costs	$2.9	$4.1	$56.6	$18.8

3.       Impact of Significant Catastrophe Events (continued)

          A summary of pre-tax net catastrophe costs by segment for the three and nine month periods ended September 30, 2007 and 2006 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)

Domestic	$1.4	$2.6	$4.2	$6.2

International:
Europe	2.2	1.4	52.5	18.2
Other	(0.7)	0.1	(0.1)	(5.6)
Total international	1.5	1.5	52.4	12.6

Total	$2.9	$4.1	$56.6	$18.8

4.       Reinsurance

          Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Gross premiums written	$1,043,625	$973,255	$3,214,939	$3,014,163
Ceded premiums written	(59,001)	(77,984)	(263,067)	(290,886)
Net premiums written	$984,624	$895,271	$2,951,872	$2,723,277

Gross premiums earned	$1,038,413	$982,796	$3,114,155	$2,963,331
Ceded premiums earned	(78,606)	(87,202)	(241,117)	(250,875)
Net premiums earned	$959,807	$895,594	$2,873,038	$2,712,456

Gross incurred losses and
loss adjustment expenses	$659,097	$633,013	$2,088,098	$2,201,336
Reinsured losses and loss
adjustment expenses ceded	(29,044)	(24,402)	(140,475)	(341,030)
Net losses and loss
adjustment expenses	$630,053	$608,611	$1,947,623	$1,860,306

          Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include amounts, which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates. Gross premiums written and ceded premiums written include $18.7 million and $26.3 million in the third quarter of 2007 and 2006, respectively, and $121.6 million and $130.6 million in the first nine months of 2007 and 2006, respectively, relating to such arrangements. Gross premiums earned and ceded premiums earned include $32.1 million and $33.6 million in the third quarter of 2007 and 2006, respectively, and $103.4 million and $106.2 million in the first nine months of 2007 and 2006, respectively, relating to such arrangements. Gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include $14.4 million and $2.7 million in the third quarter of 2007 and 2006, respectively, and $74.9 million and $235.6 million in the first nine months of 2007 and 2006, respectively, relating to such arrangements.

          Gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded for the third quarter and first nine months of 2007 and 2006 include gross and ceded catastrophe losses incurred, respectively, as discussed in Note 3.

5.       Cash Dividends

          In the third quarter of 2007, the Company’s Board of Directors declared a cash dividend of $0.16 per common share, or approximately $10.6 million in the aggregate, payable on December 7, 2007. For the first nine months of 2007, total cash dividends declared approximated $30.0 million.

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

          The following table presents a summary of comparative financial data by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Domestic:
Net premiums written	$472,368	$419,892	$1,482,348	$1,309,734
Net premiums earned(a)	478,368	434,328	1,426,372	1,278,021
Net investment income	70,056	69,852	224,105	211,399
Realized net capital gains	19,697	3,432	43,528	5,692
Revenues	568,121	507,612	1,694,005	1,495,112
Net losses and loss adjustment expenses	333,372	336,779	1,061,794	989,991
Underwriting expenses(c)	129,864	109,269	383,552	334,715
Underwriting profit (loss)(d)(e)	14,285	(15,298)	(5,932)	(38,522)
Income before income taxes	90,174	44,644	214,521	138,169

International-Europe:
Net premiums written	$397,871	$356,167	$1,123,776	$1,048,823
Net premiums earned(a)	374,111	356,620	1,090,234	1,045,814
Net investment income	33,657	29,424	99,155	85,444
Realized net capital losses	(4,135)	(1,763)	(8,860)	(2,524)
Revenues(b)	403,633	384,281	1,180,529	1,128,734
Net losses and loss adjustment expenses	232,187	228,679	695,474	690,378
Underwriting expenses(c)	107,770	100,009	315,296	295,097
Underwriting profit(d)(e)	40,761	28,073	89,357	64,743
Income before income taxes	70,284	55,733	179,643	147,700

6.       Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
International-Other:
Net premiums written	$114,385	$119,212	$345,748	$364,720
Net premiums earned(a)	107,328	104,646	356,432	388,621
Net investment income	8,531	7,497	24,405	20,177
Realized net capital (losses) gains	(839)	428	(2,666)	3,309
Revenues	115,020	112,571	378,171	412,107
Net losses and loss adjustment expenses	64,494	43,153	190,355	179,937
Underwriting expenses(c)	38,307	42,160	117,420	121,772
Underwriting profit(d)(e)	6,600	22,847	46,978	81,473
Income before income taxes	14,282	30,767	69,105	105,141

Consolidated:
Net premiums written	$984,624	$895,271	$2,951,872	$2,723,277
Net premiums earned(a)	959,807	895,594	2,873,038	2,712,456
Net investment income	112,244	106,773	347,665	317,020
Realized net capital gains	14,723	2,097	32,002	6,477
Revenues(b)	1,086,774	1,004,464	3,252,705	3,035,953
Net losses and loss adjustment expenses	630,053	608,611	1,947,623	1,860,306
Underwriting expenses(c)	275,941	251,438	816,268	751,584
Underwriting profit(d)(e)	61,646	35,622	130,403	107,694
Income before income taxes	174,740	131,144	463,269	391,010

(a)	Net premiums earned from affiliates approximate $113 million and $87 million for the three months ended September 30, 2007 and 2006, respectively, and approximate $321 million and $290 million for the nine months ended September 30, 2007 and 2006, respectively, and are included mainly in Domestic.
(b)	Revenues from the London branch totaled $235 million and $210 million for the three months ended September 30, 2007 and 2006, respectively, and $654 million and $610 million for the nine months ended September 30, 2007 and 2006, respectively.
(c)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.
(d)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.
(e)	See Note 3 for net catastrophe costs by segment.

7.       Related Party Transactions

          As of September 30, 2007 and 2006 and for the nine month periods then ended, American International Group, Inc. (“AIG”) beneficially owned approximately 59% of the Company’s outstanding common stock.

          Approximately $121.7 million (11.7%) and $130.7 million (13.4%) in the third quarter of 2007 and 2006, respectively, and $425.1 million (13.2%) and $459.2 million (15.2%) in the first nine months of 2007 and 2006, respectively, of gross premiums written by TRH were attributable to reinsurance purchased by other subsidiaries of AIG. In each of the 2007 and 2006 periods, the great majority of such gross premiums written were recorded in the property, other liability and medical malpractice lines.

          Of the amounts above, $58.8 million and $52.2 million in the third quarter of 2007 and 2006, respectively, and $204.7 million and $208.7 million in the first nine months of 2007 and 2006, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that, by prearrangement with TRH, is almost entirely reinsured by TRH (See Note 4 for amounts subsequently ceded in an equal amount to other AIG subsidiaries).

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

          On February 9, 2006, AIG announced that it reached a resolution of claims and matters under investigation with the DOJ, SEC, NYAG and NYS ID. AIG stated that the settlements resolved investigations conducted by the SEC, NYAG and NYS ID against AIG and concluded negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

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

          In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and additional disclosures. TRH adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on TRH’s financial position as of January 1, 2007 or TRH’s results of operations and cash flows in the third quarter or first nine months of 2007.

          At January 1, 2007 and March 31, 2007, the total amount of TRH’s liability for unrecognized tax benefit, excluding interest and penalties, was $5.3 million. In the second quarter of 2007, TRH recognized this previously uncertain tax benefit. As a result, income tax expense for the first nine months of 2007 has been reduced by $5.3 million. TRH does not presently anticipate any material change in unrecognized tax benefits during the next twelve months.

          Interest and penalties relating to unrecognized tax benefits/expenses are recognized in income tax expense, when applicable. Interest and penalties accrued as of January 1, 2007 or September 30, 2007 were not material. Interest and penalties recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2007 were also not material.

9.	Recent Accounting Standards (continued)

The following table lists the tax years that remain subject to examination by major tax jurisdiction as of September 30, 2007:

Major Tax Jurisdiction	Open Tax Years
Canada	2003-2006
France	2004-2006
Japan	2003-2006
Switzerland	2006
United Kingdom	2005-2006
United States	2004-2006

(b)	Future Application of Accounting Standards

(i) In June 2007, the American Institute of Certified Public Accountants (”AICPA”) issued Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (“SOP 07-1”). SOP 07-1 amends the guidance for whether an entity may apply the provisions of the AICPA Audit and Accounting Guide, ‘‘Audits of Investment Companies’’ (the “Guide”). Investment companies that are subject to the Guide must report all investments at fair value regardless of the nature of the investment or the level of ownership. SOP 07-1 also establishes new requirements for when TRH can retain specialized investment company accounting in its consolidated financial statements for its equity method investees that are covered by the Guide. Such investments are included in other invested assets on the balance sheet. At the October 17, 2007 FASB Board meeting, the FASB decided it would indefinitely defer the effective date of SOP 07-1. TRH understands that a FASB Staff Position will be issued shortly. TRH is currently monitoring any changes to the existing guidance.

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

          These factors are further discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors in Part I, Item 1A in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. for the year-ended December 31, 2006 and in Part II, Item 1A in the Quarterly Report on Form 10-Q of Transatlantic Holdings, Inc. for the quarter ended June 30, 2007. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I – Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2007

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

FINANCIAL STATEMENTS

          The following discussion refers to the consolidated financial statements of TRH as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Note 7 of Notes to Condensed Consolidated Financial Statements (“Note 7”).)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

          American International Group, Inc. (“AIG”), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 59% of the common stock of the Company as of September 30, 2007. On September 28, 2007, AIG filed an amendment to its Schedule 13D relating to the Company stating, among other things, that they “intend to continuously evaluate their investment in the Company and may acquire or dispose of shares of Common Stock, other securities of the Company, or loans or other interests in the Company.”

          TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are in fixed maturity securities with an average duration of 5.7 years as of September 30, 2007. In general, premiums are received significantly in advance of related claims payments.

          CONSOLIDATED RESULTS

          The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
Revenues	$1,086.8	$1,004.5	8.2%	$3,252.7	$3,036.0	7.1%
Income before income taxes	174.7	131.1	33.2	463.3	391.0	18.5
Net income	141.7	106.9	32.5	374.6	313.4	19.6

          Revenues for the third quarter of 2007 increased compared to the same prior year period principally due to increases in Domestic and International – Europe net premiums earned and in Domestic realized net capital gains. The increase in European net premiums earned resulted from an increase reported in the London branch. Revenues increased in the first nine months of 2007 compared to the first nine months of 2006 principally due to increases in Domestic and International – Europe net premiums earned, Domestic realized net capital gains and consolidated net investment income, offset in part by a decrease in International – Other net premiums earned. The increase in International – Europe net premiums earned resulted from increases reported in the London and Paris branches. The decrease in International – Other net premiums earned resulted from decreases reported in the Miami and Hong Kong branches. In general, changes in net premiums earned between periods are influenced by prevailing market conditions in recent periods. The increase in net investment income in the first nine months period is due largely to increases in investment income from fixed maturities resulting largely from continued positive operating cash flows.

          The third quarter of 2007 includes pre-tax net catastrophe costs of $2.9 million. The first nine months of 2007 includes pre-tax net catastrophe costs of $56.6 million, principally relating to European Windstorm Kyrill and floods in the U.K. While there were no significant net catastrophe loss events occurring in the first nine months of 2006, results for the third quarter and first nine months of 2006 include pre-tax net catastrophe costs of $4.1 million and $18.8 million, respectively, relating to events which occurred principally in 2005. Catastrophe costs include losses and related reinstatement premiums, the details of which can be found in Note 3 of Notes to Condensed Consolidated Financial Statements (“Note 3”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (reduce) net premiums written and earned.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

          Income before income taxes increased in the third quarter of 2007 as compared to the same prior year period principally due to increases in underwriting profit and Domestic realized net capital gains. The increase in underwriting profit reflects the impact of a lower level of losses and loss adjustment expenses incurred in the Domestic and International – Europe segments, including lower estimated net adverse loss reserve development, offset in part by increased loss activity in the International – Other segment. Decreased net catastrophe costs and lower estimated net adverse loss reserve development, in the aggregate, accounted for approximately $12.3 million of the increase in underwriting profit in the third quarter of 2007 as compared to the third quarter of 2006.

          Income before income taxes increased in the first nine months of 2007 as compared to the same prior year period principally due to increases in net investment income, realized net capital gains, and underwriting profit. The reasons for the increase in net investment income are as discussed earlier. The increase in underwriting profit, despite an increase in catastrophe costs, reflects the impact of a lower level of losses and loss adjustment expenses incurred in the Domestic and International – Europe segments, including lower estimated net adverse loss reserve development, offset in part by increased loss activity in the International – Other segment. Increased net catastrophe costs and reduced estimated net adverse loss reserve development, in the aggregate, accounted for a $12.2 million reduction of underwriting profit in the first nine months of 2007 as compared to the same prior year period. In addition to reflecting the after-tax impact of the items discussed earlier in this paragraph, the increase in net income also reflects a $5.3 million reduction in income taxes related to the recognition of a previously uncertain tax benefit (See Note 9 of Notes to Condensed Consolidated Financial Statements (“Note 9”)).

          Underwriting profit (loss) is net premiums earned less net losses and loss adjustment expenses (“LAE”), net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

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

          Given the amount of capital attracted by year-end 2006 as a result of the dislocation in the U.S. markets in 2005 as well as capital added by favorable industry results throughout 2006, which were due in large part to a benign level of catastrophe losses, catastrophe exposed accounts renewing on January 1, 2007 saw a slowing of upward rate movements on programs. Nevertheless, TRH believes rates for U.S. catastrophe exposed business will remain at an attractive level through 2007. In the first nine months of 2007, primary and reinsurance rates in general continued to drift downward. It is unclear whether certain casualty lines’ rates will continue to fall, but outside of certain excess & surplus lines and certain poor performing accounts, it seems unlikely that there will be significant rate movements upward.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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

  Excess Casualty: The vast majority of this class consists of domestic treaties, including pro rata and excess-of-loss contracts of general liability business. Excess casualty is dominated by umbrella business, some of which have very high attachment points. This business is generally very long tailed and characterized by relatively low frequency and high severity type losses.

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

          Generally, for each line of business, significant actuarial judgments are made with respect to the following factors used in the loss reserve setting process:

  Loss trend factors are used to establish expected loss ratios (“ELRs”) for subsequent accident years based on the projected loss ratios for prior accident years. Provisions for inflation and social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) and trends in court interpretations of coverage are among the factors which must be considered.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

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

          See discussion of estimated net adverse development on losses occurring in prior years (which includes a discussion of the causative factors of such estimated net adverse development) under RESULTS OF OPERATIONS and further discussion about unpaid losses and loss adjustment expenses (“gross loss reserves”) under FINANCIAL CONDITION AND LIQUIDITY.

          PREMIUM REVENUES

          Management must make certain judgments in the determination of premiums written and earned by TRH. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. For excess-of-loss treaty contracts, premiums are generally recorded as written based on contract terms and are earned ratably over the terms of the related coverages provided. In recent years, treaty contracts have generated approximately 95% of TRH’s premium revenues. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

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
MD&A - CONTINUED
SEPTEMBER 30, 2007

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

OPERATIONAL REVIEW

          RESULTS OF OPERATIONS

          TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
Net premiums written	$984.6	$895.3	10.0%	$2,951.9	$2,723.3	8.4%
Net premiums earned	959.8	895.6	7.2	2,873.0	2,712.5	5.9
Net investment income	112.2	106.8	5.1	347.7	317.0	9.7

          The increases in net premiums written for the third quarter and first nine months of 2007 compared with the same prior year periods occurred from Domestic and International – Europe operations, partially offset by decreases in International – Other operations. The increase in Domestic net premiums written for the third quarter and first nine months of 2007 compared to the same respective 2006 periods reflects in part premiums generated by domestic offices added after the second quarter of 2006 that underwrite treaty business directly with national, regional and specialty insurers and, to a lesser extent, the residual effects of a strong domestic property market that was prevalent through January 1, 2007. Premium growth continues to be mitigated by increased ceding company retentions in certain lines. On a worldwide basis, casualty lines business represented 70.5% of net premiums written in the first nine months of 2007 versus 73.1% in the same 2006 period. The balance represented property lines. Treaty business represented 96.2% of net premiums written in the first nine months of 2007 versus 95.0% in the same year ago period. The balance represented facultative accounts.

          The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the third quarter and first nine months of 2007 compared to the same 2006 periods:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Increase in original currency	7.6%	6.4%
Foreign exchange effect	2.4	2.0
Increase as reported in U.S. dollars	10.0	8.4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

          Domestic net premiums written increased in the third quarter of 2007 by $52.5 million, or 12.5%, over the third quarter of 2006 to $472.4 million. A significant increase in domestic net premiums written was recorded in the property ($90.1 million) line along with relatively minor increases spread among several other lines and was offset in part by significant decreases in the other liability ($31.4 million) and accident & health (“A&H”) ($19.8 million) lines. Domestic net premiums written increased in the first nine months of 2007 by $172.6 million, or 13.2%, over the first nine months of 2006 to $1,482.3 million. Significant increases in domestic net premiums written were recorded in the property ($135.7 million), auto liability ($38.6 million), medical malpractice ($17.6 million) and other liability ($16.9 million) lines. These increases were offset in part by significant decreases in the A&H ($32.3 million) and mortgage guaranty ($14.4 million) lines.

          International net premiums written increased in the third quarter of 2007 by $36.9 million, or 7.8%, over the third quarter of 2006 to $512.3 million. Of the $36.9 million increase in international net premiums written, $20.3 million is attributable to changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business. Significant increases in net premiums written occurred in the London branch ($19.0 million) and in TRZ ($17.7 million). In the third quarter of 2007 compared to the same 2006 quarter, international net premiums written increased significantly in the A&H ($19.7 million) and boiler & machinery ($10.1 million) lines along with relatively minor increases spread among several other lines, offset in part by a significant decrease in the property ($20.2 million) line.

          In the first nine months of 2007, international net premiums written increased by $56.0 million, or 4.0%, over the first nine months of 2006 to $1,469.5 million. Of the $56.0 million increase in international net premiums written, $52.9 million is attributable to changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business. Significant net premiums written increases in the London ($44.6 million) and Paris ($12.7 million) branches and in TRZ ($17.7 million) were partially offset by a significant decrease in the Miami branch ($14.8 million). In the first nine months of 2007 compared to the same 2006 period, significant increases in international net premiums written were recorded in the A&H ($34.9 million), other liability ($31.1 million) and boiler & machinery ($15.4 million) lines, offset in part by a significant decrease in the auto liability ($39.4 million) line. International business represented 49.8% and 51.9% of worldwide net premiums written for the first nine months of 2007 and 2006, respectively.

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

          Net investment income increased in the third quarter and first nine months of 2007 as compared to the same prior year periods due largely to investment returns on investments purchased with continued positive operating cash flows in recent periods. However, in the third quarter of 2007, the increase in investment income from fixed maturities, which reflects the strong operating cash flows in recent periods, was partially offset by a reduction in investment income from limited partnerships and from equities trading compared to the year ago quarter. The increase in net investment income in the third quarter and first nine months periods are due in part to increases of $2.6 million and $6.3 million, respectively, resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which investments are denominated. The components of net investment income for the periods indicated are presented in the table below:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)
Fixed maturities	$101.3	$88.8	$291.5	$262.1
Equities	5.3	8.9	20.8	19.0
Other invested assets (including
limited partnerships)	3.8	4.6	27.5	28.0
Other	4.3	7.1	14.8	16.3
Total investment income	114.7	109.4	354.6	325.4
Investment expenses	(2.5)	(2.6)	(6.9)	(8.4)
Net investment income	$112.2	$106.8	$347.7	$317.0

          The pre-tax effective yield on investments was 3.8% and 3.9% for the three and nine month periods ending September 30, 2007, respectively, compared to 4.0% and 4.2% for the same respective prior year periods. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The decrease in the pre-tax effective yield on investments for the nine month period ended September 30, 2007 compared to the same 2006 period is due in part to a significant increase in the 2007 periods of securities lending collateral, which produces minimal net investment income.

          Realized net capital gains totaled $14.7 million and $2.1 million for the third quarter of 2007 and 2006, respectively. Realized net capital gains totaled $32.0 million and $6.5 million for the first nine months of 2007 and 2006, respectively. Realized net capital gains result from investment dispositions, which reflect TRH's investment and tax planning strategies to maximize after-tax income, and write-downs of securities that, in the opinion of management, had experienced a decline in fair value that was other than temporary. Such write-downs in the third quarter and first nine months of 2007 totaled $2.5 million in each period relating to fixed maturities available for sale and $0.5 million and $0.9 million, respectively, relating to equities available for sale. Such write-downs in the third quarter and first nine months of 2006 totaled $1.1 million relating to fixed maturities available for sale and an insignificant amount related to common stocks available for sale. Upon the ultimate disposition of securities which have recorded write-downs, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion under FINANCIAL CONDITION AND LIQUIDITY for criteria used in the determination of such write-downs.) In addition, realized net capital gains in the third quarter of 2007 and 2006 were reduced by net foreign currency transaction losses of $2.3 million and $1.8 million, respectively, and realized net capital gains in the first nine months of 2007 and 2006 were reduced by net foreign currency transaction losses of $11.4 million and $1.7 million, respectively.

          The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results and does not include income from investments. Generally, a combined ratio under 100% indicates an underwriting profit and a combined ratio exceeding 100% indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. The loss ratio represents net losses and LAE incurred expressed as a percentage of net premiums earned. The underwriting expense ratio represents the sum of net commissions and other underwriting expenses expressed as a percentage of net premiums written. The combined ratio represents the sum of the loss ratio and the underwriting expense ratio.

          The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Consolidated:
Loss ratio	65.7%	67.9%	67.8%	68.6%
Underwriting expense ratio	28.0	28.1	27.6	27.6
Combined ratio	93.7	96.0	95.4	96.2

Domestic:
Loss ratio	69.7%	77.6%	74.4%	77.5%
Underwriting expense ratio	27.5	26.0	25.9	25.5
Combined ratio	97.2	103.6	100.3	103.0

International:
Loss ratio	61.6%	58.9%	61.2%	60.7%
Underwriting expense ratio	28.5	29.9	29.5	29.5
Combined ratio	90.1	88.8	90.7	90.2

          The loss ratio for consolidated TRH improved in the third quarter of 2007 compared to the third quarter of 2006 due in part to a decrease in the aggregate of catastrophe costs and estimated net adverse development in the 2007 period. The loss ratio for consolidated TRH in the first nine months of 2007 improved slightly compared to the same 2006 period. In the aggregate, catastrophe costs and estimated net adverse loss reserve development added 1.2% and 2.7% to the consolidated TRH combined ratio for the third quarter of 2007 and 2006, respectively, and 3.4% and 3.1% to the consolidated TRH combined ratio for the first nine months of 2007 and 2006, respectively.

          The third quarter of 2007 includes pre-tax net catastrophe costs of $2.9 million. Net catastrophe costs in the aggregate added 0.3% to the third quarter of 2007 combined ratios for each of consolidated, domestic and international, respectively. There were no significant net catastrophe costs for events occurring during the third quarter of 2006. Net catastrophe costs (relating to events principally occurring in 2005) in the aggregate added 0.5%, 0.6% and 0.3% to the third quarter of 2006 combined ratios for consolidated, domestic and international, respectively. The first nine months of 2007 includes pre-tax net catastrophe costs of $56.6 million, principally relating to European Windstorm Kyrill and floods in the U.K. Net catastrophe costs in the aggregate added 2.0%, 0.3% and 3.7% to the first nine months of 2007 combined ratios for consolidated, domestic and international, respectively. There were no significant net catastrophe costs for events occurring during the first nine months of 2006. Net catastrophe costs (relating to events principally occurring in 2005) in the aggregate added 0.7%, 0.5% and 0.9% to the first nine months of 2006 combined ratios for consolidated, domestic and international, respectively. (See Note 3 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

          Net losses and LAE incurred includes estimated net adverse development relating to losses occurring in prior years which, in total, approximated $11 million and $47 million for the third quarter and first nine months of 2007, respectively, compared to $24 million and $89 million for the third quarter and first nine months of 2006, respectively. The great majority of such development in both the 2007 and 2006 periods related to Domestic and International – Europe operations. For both the 2007 and 2006 periods, significant estimated adverse loss reserve development was related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. (See Note 3 for amounts included in estimated adverse development that relate to catastrophe losses.)

          The $47 million estimated net adverse loss reserve development for the first nine months of 2007 was comprised of approximately $225 million of adverse development relating to losses occurring in 2002 and prior, offset largely by favorable development of approximately $178 million relating primarily to losses occurring in 2004 through 2006. The $89 million estimated net adverse loss reserve development for the first nine months of 2006 was comprised of approximately $227 million of adverse development relating to losses occurring in 2002 and prior, offset by favorable development of approximately $138 million relating primarily to losses occurring in 2005. Refer to the MD&A in the Company’s 2006 Form 10-K for information regarding full year 2006 net adverse loss reserve development and the components thereof.

          The estimated adverse development arising from losses occurring in years 1997 through 2002, which represents the great majority of the 2002 and prior development, generally relates to the fact that for many classes within these years, ceding companies continue to experience increased loss costs relative to expectations coupled with an unexpected lengthening of the loss emergence patterns. Contributing to this increase is the fact that many policies during this period covered underlying contracts that extended over multiple years. This has led to an increase in both the frequency and severity of claims entering the reinsured excess-of-loss coverage layers at later points in time than had previously been experienced. The favorable development in accident years 2005 and 2006 results from favorable loss trends, particularly in the shorter tailed classes.

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

          Based on information presently available, TRH believes its current loss reserves are adequate, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and will not materially exceed the carried loss reserve as of September 30, 2007 and thus, materially affect net income.

          The main reason for the decrease in gross and ceded losses and LAE incurred in the nine month period ended September 30, 2007 compared to the same prior year period is the decrease in losses and LAE incurred related to business assumed from an affiliate which, by prearrangement with TRH, was then ceded in an equal amount to other affiliates (see Note 4). In addition, the change in gross losses and LAE incurred and in ceded losses and LAE incurred in the third quarter and first nine months of 2007 compared to the same respective prior year periods includes the changes in gross and ceded catastrophe losses and LAE incurred as discussed in Note 3.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

          The underwriting expense ratio for consolidated TRH decreased slightly in the third quarter of 2007 compared to the same 2006 quarter. The decrease is comprised of a decrease of 0.2% in the other underwriting expense component, largely offset by an increase of 0.1% in the commission expense component. The underwriting expense ratio for consolidated TRH in the first nine months of 2007 remained level with the comparable 2006 period as a decrease of 0.1% in the commission expense component was offset by an increase of 0.1% in the other underwriting expense component.

          Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

          The third quarter and first nine months of 2007 includes interest expense incurred of $10.9 million and $32.6 million, respectively, and interest paid of nil and $21.6 million, respectively, in connection with the Company’s 5.75% senior notes due in 2015 (the “Senior Notes”). The third quarter and first nine months of 2006 includes interest expense incurred of $10.9 million and $32.6 million, respectively, and interest paid of nil and $21.6 million, respectively, in connection with the Senior Notes.

           “Other, net” contains general corporate expenses, certain stock-based compensation costs and net expenses relating to a recently acquired subsidiary of the Company. The increase in “other, net” in the first nine months of 2007 compared to the same 2006 period is due to the net expenses relating to a recently acquired subsidiary of the Company and increased general corporate expenses.

          Income before income taxes amounted to $174.7 million and $463.3 million for the third quarter and first nine months of 2007, respectively, compared to $131.1 million and $391.0 million in the same 2006 periods. Income before income taxes increased in the third quarter of 2007 as compared to the same prior year period principally due to increases in underwriting profit and Domestic realized net capital gains. The increase in underwriting profit reflects the impact of a lower level of losses and loss adjustment expenses incurred in the Domestic and International – Europe segments, including lower estimated net adverse loss reserve development, offset in part by increased loss activity in the International – Other segment. Reduced estimated net adverse loss reserve development and net catastrophe costs, in the aggregate, accounted for $12.3 million of the increase in underwriting profit in the third quarter of 2007 as compared to the same 2006 quarter.

          Income before income taxes increased in the first nine months of 2007 as compared to the same prior year period principally due to increases in net investment income, realized net capital gains, and underwriting profit. The increase in underwriting profit, despite an increase in catastrophe costs, reflects the impact of a lower level of losses and loss adjustment expenses incurred in the Domestic and International – Europe segments, including lower estimated net adverse loss reserve development, offset in part by increased loss activity in the International – Other segment. Increased net catastrophe costs and reduced estimated net adverse loss reserve development, in the aggregate, reduced underwriting profit by $12.2 million in the first nine months of 2007 as compared to the same prior year period.

          Federal and foreign income tax expense of $33.0 million and $24.2 million were recorded in the third quarter of 2007 and 2006, respectively. Federal and foreign income tax expense of $88.7 million and $77.7 million was recorded in the first nine months of 2007 and 2006, respectively. The Company and its domestic subsidiaries (which include foreign operations) file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

          The effective tax rates, which represent income taxes divided by income before income taxes, were 18.9% and 18.5% in the third quarter of 2007 and 2006, respectively, and were 19.1% and 19.9% in the first nine months of 2007 and 2006, respectively. Through the application of the effective tax rate method, TRH recognized tax benefits of $2.9 million and $17.2 million relating to net catastrophe costs in the third quarter and first nine months of 2007, respectively, and will recognize an additional $2.6 million of tax benefits relating to such catastrophe costs in the fourth quarter of 2007. Tax benefits relating to net catastrophe costs were not significant in the first nine months of 2006. In addition, the first nine months of 2007 includes the recognition of a previously uncertain tax benefit of $5.3 million. As a result, income tax expense for the first nine months of 2007 was reduced by such amount (see Note 9).

          Net income for the third quarter of 2007 was $141.7 million, or $2.12 per common share (diluted), compared to $106.9 million, or $1.61 per common share (diluted), in the 2006 third quarter. Net income for the first nine months of 2007 was $374.6 million, or $5.62 per common share (diluted), compared to net income of $313.4 million, or $4.73 per common share (diluted), in the same 2006 period. Reasons for the changes between periods are as discussed earlier.

          SEGMENT RESULTS

          (a) Domestic:

          Revenues for the three and nine month periods ended September 30, 2007 increased compared to the same prior year periods due primarily to increases in net premiums written, as discussed earlier in RESULTS OF OPERATIONS, and increases in realized net capital gains.

          Income before income taxes increased in the third quarter of 2007 compared to the same 2006 period primarily due to increases in underwriting profit (loss) and realized net capital gains. The increase in underwriting profit (loss) reflects an improvement in the loss ratio in the third quarter of 2007. Income before income taxes increased in the first nine months of 2007 compared to the same 2006 period due principally to increases in realized net capital gains and net investment income and a decrease in underwriting loss. The decrease in underwriting loss reflects an improvement in the loss ratio.

          The third quarter and first nine months of 2007 include $1.4 million and $4.2 million, respectively, of net catastrophe costs, relating to catastrophe events occurring in 2005. The third quarter and first nine months of 2006 include $2.6 million and $6.2 million, respectively of net catastrophe costs, relating to catastrophe events occurring in prior years.

          (b) International – Europe (London and Paris branches and TRZ):

          Revenues for the third quarter of 2007 increased compared to the same 2006 quarter due largely to an increase in net premiums written, net of the change in unearned premiums, in the London branch. The increase in International – Europe net premiums written relates largely to the A&H, other liability, boiler & machinery and medical malpractice lines, offset in part by a significant decrease in the property line. Revenues for the first nine months of 2007 increased compared to the same 2006 period due to increases in net premiums written and net investment income. The revenue increase for the first nine months period occurred in the London and Paris branches. The increase in net premiums written in the first nine months of 2007 relates largely to the A&H and other liability lines along with relatively smaller increases in several other lines, offset in part by a significant decrease in the auto liability line. The overall increases in net premiums written in both the third quarter and the first nine months periods were due in part to increases of $17.0 million and $47.6 million, respectively, resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2007 periods as compared to the same prior year periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

          Income before income taxes in the three and nine month periods ended September 30, 2007 increased compared to the same 2006 periods due primarily to increases in underwriting profit and net investment income, partially offset by an increase in realized net capital losses. The increase in underwriting profit in the 2007 periods compared to the same 2006 periods is due to generally improved loss experience. Underwriting profit improved in the 2007 nine month period compared to the same prior year period despite a significant increase in catastrophe costs in the 2007 period. The increases in net investment income in the third quarter and first nine months periods are due in part to increases of $2.1 million and $5.7 million, respectively, resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which investments are denominated.

          The third quarter and first nine months of 2007 includes approximately $2.2 million and $52.5 million, respectively, of net catastrophe costs. Net catastrophe costs for the first nine months of 2007 principally related to Windstorm Kyrill in Europe and floods in the U.K. The third quarter and first nine months of 2006 includes approximately $1.4 million and $18.2 million, respectively, of net catastrophe costs principally relating to events occurring in 2005.

          (c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

          Revenues for the third quarter of 2007 increased slightly compared to the third quarter of 2006 due to increases in net premiums earned (reflecting a reduction in unearned premiums, partially offset by a reduction of net premiums written) and net investment income, partially offset by a decrease in realized net capital gains (losses). In addition, net premiums written decreased slightly in the third quarter of 2007, with the Miami branch reporting most of the decrease. The largest decreases in net premiums written in the third quarter period occurred in the property, other liability and auto liability lines, partially offset by an increase in the commercial multiple peril line. Revenues for the first nine months of 2007 decreased compared to the same prior year period due primarily to a decrease in net premiums written, net of the change in unearned premiums. The decrease in net premiums written occurred primarily in the Miami and Hong Kong branches. The decrease in net premiums written for the first nine months of 2007 occurred in the auto liability lines along with relatively smaller decreases in several other lines. The overall decreases in net premiums written in both the third quarter and first nine months periods were partially offset by the change in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2007 periods as compared to the same prior year periods.

          Income before income taxes in the three and nine month periods ended September 30, 2007 decreased compared to the same 2006 periods primarily due to a decrease in underwriting profit, most significantly in the Miami branch. The decreases in underwriting profit were due, in part, to increased loss activity in the 2007 periods, including, in the nine month period only, higher net catastrophe costs.

          The third quarter and first nine months of 2007 include approximately ($0.7) million and ($0.1) million, respectively, of net catastrophe costs relating to catastrophe events occurring in 2005. The third quarter and first nine months of 2006 include approximately $0.1 million and ($5.6) million, respectively, of net catastrophe costs, each relating to catastrophe events occurring in prior years.

FINANCIAL CONDITION AND LIQUIDITY

          As a holding company, the Company's assets consist primarily of the stock of TRC. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the third quarter of 2007 and 2006, the Company received cash dividends from TRC of $11.0 million and $20.4 million, respectively. For the first nine months of 2007 and 2006, the Company received cash dividends from TRC of $50.0 million and $58.0 million, respectively. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

          Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and the receipt of securities lending collateral. Funds are applied by the operating subsidiaries primarily to payments of claims, commissions, ceded reinsurance premiums, insurance operating expenses, income taxes and securities lending payables and the purchase of investments. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents, which are principally interest-bearing, are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

          While the expected payout pattern of liabilities is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH has not historically maintained a credit facility. However, TRH is considering a credit facility that would provide a line of credit as well as letters of credit in support of its reinsurance operations. TRH’s primary investment goal is to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of significant acceleration of paid losses beyond TRH’s ability to fund such payments.

          At September 30, 2007, total investments and cash were $12.37 billion compared to $11.34 billion at December 31, 2006. The increase was caused in large part by $712.7 million of cash provided by operating activities and $199.5 million from the net receipt of collateral from securities lending activities, offset by changes in net unrealized appreciation (depreciation) of investments which decreased investments and cash by $128.3 million (see discussion of the change in unrealized appreciation of investments, net of tax, below). In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments and cash are denominated increased total investments and cash by approximately $205 million.

          TRH's fixed maturity investments, approximately 73.2% of total investments and cash as of September 30, 2007, are predominantly investment grade, liquid securities, approximately 95.4% of which will mature in less than 10 years. The average duration of the fixed maturity portfolio was 5.7 years as of September 30, 2007. Also as of that date, approximately 6.9% of total investments and cash was in common and nonredeemable preferred stocks, approximately 2.0% of total investments and cash was in other invested assets, which includes investments in limited partnerships, approximately 15.5% of total investments and cash was in securities lending collateral, approximately 0.6% of total investments and cash consisted of short-term investments and the remaining 1.8% consisted of cash and cash equivalents, primarily interest-bearing. Based on the foregoing, TRH considers its liquidity to be adequate through the end of 2007 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

          Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. TRH maintains a portfolio of certain fixed maturities which are classified as held-to-maturity and carried at amortized cost as TRH has the positive intent and ability to hold each of these securities to maturity. TRH purchases certain equities, which are classified as trading, to meet short term investment objectives. In addition, TRH engages in a securities lending program managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities and common stocks available for sale) from its portfolio are loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the fair value of the loaned security. Collateral related to lending of securities from TRH’s international operations, which at September 30, 2007 represented the great majority of securities loaned, are invested in a pooled account of the program manager and collateral related to the lending of securities of TRH’s Domestic operations is invested in a segregated account of individual securities and cash. The investment of securities lending collateral is shown on the balance sheet at fair value. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The fair values of fixed maturities available for sale, common stocks available for sale and equities trading that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $1,846.3 million, $34.9 million and $4.3 million, respectively, as of September 30, 2007.

          At September 30, 2007, gross unrealized gains and losses on all fixed maturities (including those held to maturity and carried at amortized cost) amounted to $129.1 million and $78.0 million, respectively. The majority of the decrease in gross unrealized gains and increase in gross unrealized losses since the prior year-end relates to an increase in market interest rates on municipal bonds. At September 30, 2007, gross unrealized gains and losses on equities available for sale amounted to $46.3 million and $20.3 million, respectively.

          As of September 30, 2007, 95.3% of the fixed maturity portfolio was rated Aaa or Aa, 4.0% was rated A, an additional 0.4% was also rated investment grade and 0.3% was not rated.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

          In periods subsequent to the recognition of an other-than-temporary impairment loss for fixed maturity securities, TRH amortizes the discount or reduced premium over the remaining life of the security in a prospective manner based on the amount and timing of estimated future cash flows.

          TRH has the ability to hold any fixed maturity security to its stated maturity, including fixed maturities classified as available for sale. Therefore, the decision to sell any such fixed maturity security classified as available for sale reflects the judgment of management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management's judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale. (See OPERATIONAL REVIEW for a discussion of realized capital losses resulting from write-downs of securities for other than temporary declines in fair value.)

          Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established and the impact of changes in foreign currency exchange rates.

          At September 30, 2007, gross loss reserves totaled $7.68 billion, an increase of $211.3 million, or 2.8%, over December 31, 2006. The increase in gross loss reserves includes the impact of net changes in foreign currency exchange rates since the end of 2006 and gross loss reserve development.

          The components of gross loss reserves as of September 30, 2007 consisted of $3.79 billion of reported amounts (“case reserves”) and $3.89 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

          At September 30, 2007, reinsurance recoverable on gross loss reserves totaled $1.01 billion (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), a decrease of $250.2 million, or 19.8%, from the prior year-end. The decrease in reinsurance recoverable on gross loss reserves from year-end 2006 is due largely to a decrease in reinsurance recoverable on ceded losses relating to catastrophes occurring in 2005 and a decrease in reinsurance recoverable on ceded losses relating to reinsurance business written by TRH that, by prearrangement with TRH, is almost entirely retroceded to non-affiliated retrocessionaires.

          Net loss reserves totaled $6.67 billion at September 30, 2007, an increase of $461.5 million, or 7.4%, from the prior year-end. The third quarter and first nine months of 2007 included paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of approximately $54 million and $56 million, respectively, relating to events occurring in 2005 and 2007. The third quarter and first nine months of 2006 included paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of approximately $22 million and $207 million, respectively, principally relating to events occurring in 2005.

          An analysis of the change in net loss reserves for the first nine months of 2007, with comparable 2006 data, follows:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

	Nine Months Ended
	September 30,
	2007	2006
	(in millions)
At beginning of year:
Gross loss reserves	$7,467.9	$7,113.3
Less reinsurance recoverable	(1,260.7)	(1,422.9)
Net loss reserves	6,207.2	5,690.4

Net losses and LAE incurred (including estimated net adverse development on losses occurring in prior years of: 2007 -
$47 million; 2006 - $89 million)	1,947.6	1,860.3
Net losses and LAE paid	1,540.9	1,545.8
Foreign exchange effect	54.8	113.0

At end of period:
Net loss reserves	6,668.7	6,117.9
Plus reinsurance recoverable	1,010.6	1,326.1
Gross loss reserves	$7,679.3	$7,444.0

          Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings, TRH believes that its loss reserves carried at September 30, 2007 are adequate.

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

          For the first nine months of 2007, TRH's operating cash flows were $712.7 million, an increase of $79.2 million from the same 2006 period. The increase results, in part, from increased cash flows from underwriting activities, including increased collections of reinsurance recoverable, and investment income received, partially offset by increased income taxes paid.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

          As a significant amount of losses from catastrophes occurring in 2005 and 2007 remain unpaid, TRH expects that payments relating to these events will have a material adverse impact on operating cash flows in the remaining quarter of 2007 and perhaps thereafter.

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

          Of total consolidated operating cash flows, $307.1 million and $270.1 million were derived from international operations in the first nine months of 2007 and 2006, respectively. In each of these periods, London was the most significant source of international operating cash flows.

          TRH believes that its balance of cash and cash equivalents of $226.1 million as of September 30, 2007 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2007 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

          TRH's operations are exposed to market risk. Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. (See Part I – Item 3 for further discussion.)

          TRH's stockholders' equity totaled $3.29 billion at September 30, 2007, an increase of $334.7 million from year-end 2006. The net increase consisted primarily of net income of $374.6 million, partially offset by cash dividends declared of $30.0 million and a decrease in accumulated other comprehensive income of $24.2 million.

          The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized depreciation of investments, net of income taxes, of $83.4 million, partially offset by a net unrealized foreign currency translation gain from functional currencies, net of income taxes, of $59.2 million. The net unrealized depreciation of investments, net of income taxes, which occurred mostly in the 2007 second quarter, is composed principally of decreases of $57.9 million in unrealized appreciation of fixed maturities available for sale, the majority of which relates to an increase in market interest rates on municipal bonds, $7.8 million in unrealized appreciation of equities available for sale and of $11.1 million in net unrealized depreciation on the investment of securities lending collateral.

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

OTHER MATTERS

U.S. Residential Mortgage Market Disruption

          The U.S. residential mortgage market is experiencing serious disruption due to credit quality deterioration in a significant portion of loans originated, primarily to non-prime and sub-prime borrowers.

          At September 30, 2007, none of TRH’s asset-backed or mortgage-backed holdings were secured by sub-prime mortgage collateral. All securities are reviewed as part of the ongoing monitoring process for other-than-temporary impairments of securities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2007

          While there are no direct investments in sub-prime backed securities as of September 30, 2007, if the market disruption continues and/or expands beyond the U.S. sub-prime residential mortgage market, these events could have a material adverse effect on TRH’s operations, value of its investment portfolio, results of operations, financial position and cash flows.

The European Union (“EU”) Reinsurance Directive of November 2005 (the “Directive”)

          Within the EU, the Directive was intended to be implemented by all member states by December 10, 2007. At present, not all EU member states will implement the Directive prior to December 10, 2007. This directive will lift barriers to trade within the EU for companies that are domiciled in an EU country. TRH currently operates branches within the EU. The treatment to be accorded to non-EU headquartered reinsurers like TRH will remain a matter of national law in each EU member state (subject to the Directive's requirement that no member state should grant preferential treatment to non-EU headquartered reinsurers) and that treatment could differ from one member state to another. TRH has reviewed the regulatory environment in the EU member states in which most of TRH’s European premium income arise and believes that implementation of the Directive will not require any changes to its operating structure at this time. TRH will continue to monitor its position in the member states where the implementing measures for the Directive have yet to become public in order to determine whether the implementing measures in those EU member states could affect its operations in the future. TRH cannot predict the impact that the implementing measures of EU member states will have on its EU operations.

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

In July 2006, the FASB issued FIN 48. TRH adopted FIN 48 on January 1, 2007.

(b)	Future Application of Accounting Standards

(i) In September 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (“SOP 07-1”).

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

          TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include investments and cash and accrued investment income. Financial instrument liabilities include unpaid losses and loss adjustment expenses and unearned premiums, each net of reinsurance, and the Senior Notes.

          TRH calculated the VaR with respect to net fair values as of September 30, 2007 and December 31, 2006. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figures) within a one-month holding period. TRH uses the historical simulation methodology that entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. TRH uses the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates. For each scenario, each transaction is re-priced. Scenario values are then calculated by netting the values of all underlying assets and liabilities.

          The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the nine months ended September 30, 2007 and for the year-ended December 31, 2006. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

Market Risk
(in millions)
	2007				2006
		Nine Months Ended,				Year Ended,
	As of	September 30,			As of	December 31,
	September 30,	Average	High	Low	December 31,	Average	High	Low

Diversified	$188	$178	$190	$163	$173	$190	$211	$173
Interest rate	172	164	177	153	153	183	207	153
Equity	53	51	53	49	49	47	50	42
Currency	19	18	19	18	19	19	21	17

Part I – Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

          Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH's management, including TRH's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports TRH files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in TRH's internal control over financial reporting that occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, TRH's internal control over financial reporting.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of September 30, 2007, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the third quarter of 2007. The preceding does not include 3,110 and 57,624 shares relating to options exercised in the three and nine months ended September 30, 2007, respectively, that were attested to in satisfaction of the exercise price by holders of Transatlantic Holdings, Inc.’s employee or director stock options.

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

Dated: November 8, 2007

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