Form 10-K
period 2007-12-31
TRANSATLANTIC HOLDINGS INC
filed 2008-02-28
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer   ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,912,278,267.

As of January 31, 2008, there were outstanding 66,234,360 shares of Common Stock, $1.00 par value, of the registrant.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the stockholders of the registrant scheduled to be held on May 22, 2008 are incorporated by reference in Part III of this Form 10-K.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I

Item 1. Business

Introduction

Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries, “TRH”) is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (“Putnam”), the Company’s name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company® (“TRC”) in exchange for shares of Common Stock of the Company (the “Share Exchange”). Prior to the Share Exchange, American International Group, Inc. (“AIG”, and collectively, with its subsidiaries, the “AIG Group”) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company’s outstanding Common Stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company’s Common Stock (“TRH shares”) in a public offering. As of December 31, 2007, 2006 and 2005, AIG beneficially owned approximately 59% of the Company’s outstanding shares.

The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich (“TRZ”), acquired by TRC in 1996, and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on both a treaty and facultative basis. These products are offered directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is licensed in Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region, People’s Republic of China and Australia. In addition, TRC is registered or authorized as a foreign reinsurer in Argentina (where it maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), Brazil (where it maintains a representative office in Rio de Janeiro, Transatlantic Re (Brasil) Ltda.), the Republic of Panama (where it maintains a representative office, TRC (PANAMÁ) S.A.), Bolivia, Chile, Colombia, Ecuador, El Salvador, France, Guatemala, Honduras, Mexico, Nicaragua, Paraguay, Peru, Uruguay, Venezuela and is authorized to maintain a representative office in Shanghai, People’s Republic of China. TRZ is licensed as a reinsurer in Switzerland and registered in Paraguay, Ecuador, Argentina, Honduras, El Salvador, Dominican Republic, Brazil and Colombia. Transatlantic Polska Sp. z o.o., a subsidiary of TRC, maintains a registered representative office in Warsaw, Poland.

TRH’s principal lines of reinsurance include other liability (including directors’ and officers’ liability (“D&O”), errors and omissions liability (“E&O”) and general casualty), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health (“A&H”) and surety and credit in the casualty lines, and fire, allied lines, auto physical damage and homeowners multiple peril lines in the property lines. Reinsurance is provided for most major lines of insurance on both excess-of-loss and pro rata bases.

TRH’s website, which can be found on the Internet at http://www.transre.com, contains frequently updated information about the Company and its operations. Copies of TRH’s recent Forms 10-K, Forms 10-Q and Forms 8-K, and all amendments to those reports, can be accessed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission by selecting “SEC Filings” on the drop-down menu under “Investor Information.” TRH also makes available on its corporate website copies of its charters for its Audit, Nominating and Corporate Governance and Compensation Committees, as well as its Corporate Governance Guidelines, Director Independence Standards, Director, Executive Officer and Senior Financial Officer Code of Business Conduct & Ethics, Employee Code of Conduct and Related-Party Transaction Approval Policy.

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

General

TRH’s activities in the United States are conducted through its worldwide headquarters in New York, N.Y., its branch in Miami, FL and offices in Chicago, IL, Overland Park, KS, San Francisco, CA, Columbus, OH and Stamford, CT. All domestic treaty and facultative business is underwritten by, or under the supervision of, senior officers of TRH located in New York. TRH’s headquarters in New York and offices in Miami, Toronto, London, Paris, Zurich, Hong Kong, Tokyo and Sydney offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Rio de Janeiro, Panama, Warsaw and Shanghai, maintains exclusive representative arrangements with MS Upson Associates c.c. in Johannesburg, South Africa and with NOBARE in Stockholm, Sweden and maintains an arrangement with Momentum Underwriting Management, Ltd. (“Momentum Underwriting”) in London, England. Momentum Underwriting has the underwriting authority to bind TRH, pursuant to strict underwriting guidelines. TRH also operates Professional Risk Management Services, Inc. (“PRMS”), its wholly-owned subsidiary. Based in Arlington, VA, PRMS is an insurance program manager specializing in professional liability insurance services, including underwriting, claims, and risk management, for individual healthcare providers, group practices, facilities and organizations.

TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. Business underwritten by all branches located outside the United States and by the Miami branch (which underwrites business in Latin America and the Caribbean) accounted for approximately 51%, 52% and 55% of worldwide net premiums written in 2007, 2006 and 2005, respectively. The London branch had net premiums written totaling $813.2 million, $744.5 million and $759.3 million in 2007, 2006 and 2005, respectively, representing 21%, 20% and 22%, respectively, of worldwide net premiums written in each of those years. TRZ had net premiums written totaling $366.7 million, $342.6 million and $369.2 million in 2007, 2006 and 2005, respectively, representing 9%, 9% and 11%, respectively, of worldwide net premiums written in each of those years. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for a discussion of premium fluctuations between years, Regulation for a discussion of certain conditions associated with international business and Note 16 of Notes to Consolidated Financial Statements for financial data by business segment.)

A portion of the reinsurance written by TRH is assumed from other subsidiaries of AIG and therefore generally reflects their underwriting philosophy and diversified insurance products, except for insurance business written by other subsidiaries of AIG that is almost entirely reinsured by TRH by prearrangement. Approximately $555 million (13%), $593 million (15%) and $575 million (15%) of gross premiums written by TRH in the years 2007, 2006 and 2005, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG. (See Relationship with the AIG Group.)

In addition, TRH holds a 40% interest in Kuwait Reinsurance Company (K.S.C.) (“Kuwait Re”), acquired in 2000, which has a balance sheet carrying value of $52.8 million at December 31, 2007.

Kuwait Re provides property, casualty and life reinsurance products to clients in Middle Eastern and North African markets.

TRC and Putnam have a quota share reinsurance agreement where TRC cedes 5% of its assumed reinsurance, net of other retrocessions, to Putnam. Presently all of Putnam’s business is assumed from TRC pursuant to this quota share reinsurance agreement. This agreement was entered into for operational reasons and had no impact on TRH’s financial position or results of operations.

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

Operating results in 2007, 2006 and 2005 included pre-tax net catastrophe costs of $55 million, $29 million and $544 million, respectively. (See MD&A.)

TRH seeks to focus on more complex risks within the casualty and property lines, and to adjust its mix of business to take advantage of market opportunities. Casualty reinsurance constitutes the larger portion of TRH’s business, accounting for 71% of net premiums written in 2007, 73% in 2006 and 70% in 2005. The following table presents certain underwriting information concerning TRH’s casualty and property business for the periods indicated (see MD&A):

	Years Ended December 31,
	Net Premiums Written			Net Premiums Earned			Net Losses and Loss Adjustment Expenses Incurred			Loss and Loss Adjustment Expense Ratio
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(dollars in millions)
Casualty:
Other liability(1)(2)(3)(4)	$1,040.4	$1,003.4	$865.3	$1,043.9	$899.6	$830.2	$941.7	$784.8	$896.8	90.2%	87.2%	108.0%
Medical malpractice(2)(3)(4)	388.8	318.0	308.0	379.8	304.9	306.5	304.2	233.2	258.5	80.1	76.5	84.3
Ocean marine and aviation(4)	335.7	349.4	304.7	350.9	325.6	301.4	251.5	234.6	237.1	71.7	72.0	78.7
Auto liability	289.6	288.3	308.7	268.0	302.4	359.7	213.6	229.4	258.0	79.7	75.9	71.7
Accident and health	248.3	230.4	173.2	238.5	232.7	166.4	185.6	181.4	134.3	77.8	77.9	80.7
Surety and credit(3)	177.6	174.0	152.6	173.8	165.4	146.6	84.7	118.3	96.9	48.7	71.6	66.1
Other(2)	324.7	298.2	320.4	313.5	318.2	282.0	208.1	221.5	144.2	66.4	69.6	51.1

Total casualty	2,805.1	2,661.7	2,432.9	2,768.4	2,548.8	2,392.8	2,189.4	2,003.2	2,025.8	79.1	78.6	84.7

Property:
Fire(2)(3)(4)	568.6	474.0	473.9	534.2	487.7	485.0	235.6	156.8	349.2	44.1	32.2	72.0
Allied lines(2)(4)	284.4	230.5	135.5	289.4	220.3	125.8	73.4	99.4	246.3	25.4	45.1	195.7
Auto physical damage	111.4	108.3	139.6	101.4	136.7	126.6	78.1	107.6	83.5	77.1	78.7	66.0
Homeowners multiple peril(2)(3)(4)	64.5	45.9	169.2	83.4	97.6	143.6	(6.6)	29.8	147.8	(7.9)	30.5	102.9
Other(2)(3)(4)	118.9	113.0	115.3	125.9	113.0	111.2	68.1	65.9	24.4	54.1	58.3	22.0

Total property	1,147.8	971.7	1,033.5	1,134.3	1,055.3	992.2	448.6	459.5	851.2	39.6	43.5	85.8

Total	$3,952.9	$3,633.4	$3,466.4	$3,902.7	$3,604.1	$3,385.0	$2,638.0	$2,462.7	$2,877.0	67.6	68.3	85.0

(1)

A large majority of the amounts within the other liability line relates to complex risks such as E&O and D&O, to general casualty risks and, to a much lesser extent, environmental impairment liability.

(2)

In 2007, development on reserves held at December 31, 2006 relating to losses that occurred in 2006 and prior years significantly increased net losses and loss adjustment expenses incurred in the other liability, medical malpractice and other property lines and significantly decreased net losses and loss adjustment expenses incurred in the homeowners multiple peril, fire, allied lines and other casualty lines. In addition, pre-tax net catastrophe losses of $65 million, including $11 million which is included in development on reserves held at December 31, 2006, significantly increased net losses and loss adjustment expenses incurred in the fire line.

(3)

In 2006, development on reserves held at December 31, 2005 relating to losses that occurred in 2005 and prior years significantly increased net losses and loss adjustment expenses incurred in the other liability, medical malpractice, surety and credit and other property lines and significantly decreased net losses and loss adjustment expenses incurred in the homeowners multiple peril and fire lines. 2006 pre-tax net catastrophe costs did not have a significant impact on that year’s results.

(footnotes continued on next page)

(footnotes continued from previous page)

(4)

In 2005, development on reserves held at December 31, 2004 relating to losses that occurred in 2004 and prior years significantly increased net losses and loss adjustment expenses incurred in the other liability and medical malpractice lines and significantly decreased net losses and loss adjustment expenses incurred in the fire, homeowners multiple peril, ocean marine and aviation and other property lines. In addition, pre-tax net catastrophe losses of $483 million, including $14 million that is included in development on reserves held at December 31, 2004, significantly increased net losses and loss adjustment expenses incurred in the allied lines, fire, ocean marine and aviation and homeowners multiple peril lines. Also, net ceded reinstatement premiums of $61 million reduced net premiums written and earned primarily in the allied lines and fire lines.

Treaty reinsurance constitutes the great majority of TRH’s business, accounting for 96%, 95% and 96% of net premiums written in 2007, 2006 and 2005, respectively. Facultative reinsurance comprises the balance of net premiums written.

The following table presents certain information concerning TRH’s treaty and facultative business for the periods indicated:

	Treaty
	Years Ended December 31,
	2007(1)	2006(2)	2005
	(in millions)
Gross premiums written	$3,971.5	$3,655.2	$3,614.7
Net premiums written	3,805.8	3,461.6	3,310.6
Net premiums earned	3,748.4	3,434.7	3,241.5

	Facultative
	Years Ended December 31,
	2007(1)	2006(2)	2005
	(in millions)
Gross premiums written	$312.1	$328.2	$273.0
Net premiums written	147.1	171.8	155.8
Net premiums earned	154.3	169.4	143.5

(1)

In 2007 compared to 2006, domestic treaty net premiums written increased significantly in the property, medical malpractice and auto liability lines, offset in part by a significant decrease in the A&H line. International treaty net premiums written increased significantly in the other liability, A&H and property lines, partially offset by a significant decrease in the auto liability line. Facultative net premiums written in 2007 decreased compared to 2006 principally in the medical malpractice and property lines.

(2)

In 2006 compared to 2005, domestic treaty net premiums written increased significantly in the other liability, A&H and auto liability lines, offset in part by significant decreases in the surety line. International treaty net premiums written decreased significantly in the auto liability and property lines, partially offset by significant increases in the ocean marine, surety and credit and A&H lines. Facultative gross premiums written increased in 2006 compared to 2005 due significantly to an increase in premiums that, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates in the property and other liability lines. Facultative net premiums written, in 2006 compared to 2005, increased principally in the medical malpractice and other liability lines.

Treaty Reinsurance

Treaty reinsurance accounted for approximately $3,971.5 million of gross premiums written and $3,805.8 million of net premiums written in 2007. Approximately 71% of treaty net premiums written resulted from casualty lines treaties, with the remainder from property lines treaties. Approximately 67% of total treaty gross premiums written in 2007 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 10% of treaty gross premiums written in 2007 were attributable to other subsidiaries of AIG and were primarily written on a pro rata basis. (See Relationship with the AIG Group.) The majority of TRH’s non-AIG Group treaty premiums were also written on a pro rata basis. Non-U.S. treaty business accounted for approximately 48% of TRH’s total net premiums written for the year ended December 31, 2007.

TRH’s treaty business consists primarily of business within the other liability (including D&O and E&O), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), A&H, surety and credit, fire, allied lines, auto physical damage and homeowners multiple peril lines. A significant portion of TRH’s business within these lines (primarily other liability, medical malpractice and A&H) is derived from complex risks.

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

TRH’s treaty underwriting process emphasizes a team approach among TRH’s underwriters, actuaries and claims staff, as appropriate. Treaties are reviewed for compliance with TRH’s underwriting guidelines and objectives and most treaties are evaluated in part based upon actuarial analyses conducted by TRH. TRH’s actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered. Property catastrophe exposed treaties are generally evaluated using industry standard models. These models are used as a guide for risk assessment and are continually being updated. TRH also frequently conducts underwriting and claims audits at the offices of a prospective ceding company both before and after entering into major treaties, because reinsurers, including TRH, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TRH, and reinsurers in general, to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the reinsurer for the risk assumed.

TRH offers brokers full service with large capacity for both casualty and property risks. For non-AIG Group business, TRH often seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and takes the initiative in negotiating price, terms and conditions. TRH believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. Except where insurance business written by AIG subsidiaries is almost entirely reinsured by TRH by prearrangement, TRH has generally not set terms and conditions as lead underwriter with respect to treaty reinsurance purchased by other subsidiaries of AIG, although it may do so in the future. When TRH does not lead the treaty, it may still suggest changes to any aspect of the treaty. In either case, TRH may reject any treaty business offered to it by AIG subsidiaries or others based upon its assessment of all relevant factors. Such factors include type and level of risk assumed, actuarial and underwriting judgment with respect to rate adequacy, various treaty terms, prior and anticipated loss experience (including exposure to natural and man-made catastrophes) on the treaty, prior business experience with the ceding company, overall financial position, operating results, the A.M. Best Company (“Best”), Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) ratings of the ceding company and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

TRH currently has approximately 4,400 treaties in effect for the current underwriting year. In 2007, no single treaty exceeded 2% of treaty gross premiums written. No ceding company accounted for more than 3% of total treaty gross premiums written in 2007 except for other subsidiaries of AIG (see Relationship with the AIG Group). Members of Lloyd’s of London (“Lloyd’s”) in the aggregate accounted for 6% of treaty gross premiums written.

Facultative Reinsurance

During 2007, TRH wrote approximately $312.1 million of gross premiums written and $147.1 million of net premiums written of facultative reinsurance. Approximately 64% of facultative net premiums written represented casualty risks with the balance comprising property risks. TRH provides facultative reinsurance on predominantly an excess-of-loss basis, although some business is written on a pro rata basis. Non-U.S. facultative business accounted for approximately 2% of TRH’s total net premiums written for the year ended December 31, 2007.

TRH’s facultative contracts (also called certificates) provide prospective coverage on virtually the same basis as the original policy issued by the ceding insurer. In 2007, TRH’s facultative book of business focused on the property, other liability, medical malpractice and A&H lines, although coverage is generally offered for most lines of business, and is written principally on a risk attaching basis for each risk (i.e., TRH’s liability starts with the underlying policy inception and ends when the underlying policy expires). With respect to facultative contracts, TRH’s clients come to TRH on a risk by risk basis when they wish to obtain a larger policy limit than provided by their existing outward treaty reinsurance or when their existing treaty reinsurance excludes a class of business or type of coverage they provide to policyholders.

Other underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 56% of facultative gross premiums written in 2007 were attributable to other subsidiaries of AIG. The large majority of such facultative gross premiums written in 2007, 2006 and 2005, were, by prearrangement with TRH, assumed from one AIG subsidiary and ceded in an equal amount to other AIG subsidiaries. (See Note 15 of Notes to Consolidated Financial Statements (“Note 15”).) Except for AIG subsidiaries, no single ceding company accounted for more than 4% of total facultative gross premiums written in 2007.

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

As of December 31, 2007, TRH had in place approximately 150 active retrocessional arrangements for current and prior underwriting years with approximately 360 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses and loss adjustment expenses (“LAE”) totaled $1.07 billion, including $443.9 million recoverable from affiliates. No unsecured recoverables from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH. (See Note 15.)

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

Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 2007, approximately 83% of TRH’s non-AIG Group business was written through brokers and the balance was written directly. Also in 2007, companies controlled by Aon Corporation (“Aon”) and Marsh & McLennan Companies, Inc. (“Marsh”), TRH’s largest brokerage sources of non-AIG Group business, accounted for 16% and 14%, respectively, of TRH’s consolidated revenues. In addition, Aon and Marsh each accounted for non- AIG Group business representing 17% and 15% of total gross premiums written in 2007, respectively. TRH’s largest 10 brokers accounted for non-AIG Group business aggregating approximately 57% of total gross premiums written. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business. Brokers do not have the authority to bind TRH with respect to reinsurance agreements, nor does TRH commit in advance to accept any portion of the business that brokers submit to it.

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

During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward. Even then, the ultimate net liability may be materially different from the revised estimates which are reflected in TRH’s consolidated financial statements, and such differences may have, and in recent years have had, a material effect on net income. (See MD&A, including the discussion of Critical Accounting Estimates, and Note 2(i) of Notes to Consolidated Financial Statements for further discussion.)

Net losses and LAE incurred consists of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of prior period losses.

The “Analysis of Consolidated Net Loss Reserves Development” which follows presents the development of net loss reserves for calendar years 1997 through 2007. The upper half of the table shows the cumulative amounts paid during successive years relating to the opening reserve. For example, with respect to the net loss reserve of $2,522.7 million as of December 31, 1997, by the end of 2007 (ten years later) $2,380.5 million had actually been paid in settlement of those net loss reserves. In addition, as reflected in the lower section of the table, the original net loss reserve of $2,522.7 million was reestimated to be $2,691.3 million at December 31, 2007. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net deficiency of $168.6 million at December 31, 2007 relating to December 31, 1997 net loss reserves of $2,522.7 million, represents the cumulative amount by which net loss reserves as of year-end 1997 have developed adversely from 1998 through 2007.

Each amount other than the original reserves in the following table includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2004 for $150,000 was first reserved in 2001 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net redundancy (deficiency) in each of the years in the period 2001 through 2003 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

The “Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability” presents additional information regarding the development of gross loss reserves.

ANALYSIS OF CONSOLIDATED NET LOSS RESERVES DEVELOPMENT(1)(2)

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(in thousands)
Net loss reserves, as of December 31:(3)	$2,522,728	$2,656,103	$2,762,162	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443	$6,207,220	$6,899,716
Cumulative paid as of:
One year later	543,539	702,603	953,708	892,752	1,033,574	1,057,314	1,090,058	1,492,464	1,447,284	1,464,916
Two years later	1,003,059	1,224,593	1,570,329	1,573,227	1,759,047	1,806,388	2,035,299	2,416,036	2,526,261
Three years later	1,339,141	1,620,068	2,050,795	2,071,480	2,332,901	2,535,149	2,792,484	3,263,061
Four years later	1,604,714	1,982,347	2,408,700	2,499,596	2,932,043	3,198,831	3,485,611
Five years later	1,835,665	2,213,639	2,722,971	2,940,058	3,479,594	3,792,955
Six years later	1,972,791	2,417,530	3,039,306	3,333,401	3,953,515
Seven years later	2,079,993	2,620,053	3,306,557	3,649,883
Eight years later	2,187,524	2,794,230	3,525,322
Nine years later	2,284,911	2,937,132
Ten years later	2,380,457
Net reestimated liability as of:(3)
End of year	2,522,728	2,656,103	2,762,162	2,614,917	2,908,887	3,257,906	3,956,420	4,980,609	5,690,443	6,207,220	6,899,716
One year later	2,463,239	2,588,626	2,776,519	2,650,589	3,248,013	3,580,493	4,273,802	5,249,445	5,871,571	6,295,600
Two years later	2,369,885	2,496,422	2,802,612	3,088,303	3,561,876	4,112,290	4,781,344	5,557,243	6,133,365
Three years later	2,265,351	2,508,278	3,158,790	3,392,021	4,176,419	4,637,194	5,110,862	5,878,870
Four years later	2,235,533	2,764,144	3,379,226	3,872,054	4,641,988	4,976,922	5,485,195
Five years later	2,342,492	2,886,020	3,725,975	4,217,748	4,904,646	5,345,798
Six years later	2,396,192	3,073,754	3,944,728	4,396,225	5,184,316
Seven years later	2,483,736	3,218,944	4,064,479	4,584,446
Eight years later	2,567,505	3,313,104	4,193,632
Nine years later	2,632,555	3,407,352
Ten years later	2,691,298
Net deficiency as of December 31, 2007	$(168,570)	$(751,249)	$(1,431,470)	$(1,969,529)	$(2,275,429)	$(2,087,892)	$(1,528,775)	$(898,261)	$(442,922)	$(88,380)

(1)	This table is on a calendar year basis and does not present accident or underwriting year data.

(2)	Data have been affected by transactions between TRH and the AIG Group. (See Relationship with the AIG Group and Notes 13 and 15 of Notes to Consolidated Financial Statements.)

(3)	Represents unpaid losses and loss adjustment expenses, net of related reinsurance recoverables.

ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
AND NET REESTIMATED LIABILITY(1)(2)

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(in thousands)
End of year:
Gross liability	$2,918,782	$3,116,038	$3,304,931	$3,077,162	$3,747,583	$4,032,584	$4,805,498	$5,941,464	$7,113,294	$7,467,949	$7,926,261
Related reinsurance recoverable	396,054	459,935	542,769	462,245	838,696	774,678	849,078	960,855	1,422,851	1,260,729	1,026,545

Net liability	$2,522,728	$2,656,103	$2,762,162	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443	$6,207,220	$6,899,716

One year later:
Gross reestimated liability	$2,864,610	$3,083,643	$3,369,520	$3,126,518	$4,136,126	$4,465,908	$5,117,490	$6,344,019	$7,306,595	$7,633,138
Reestimated related reinsurance recoverable	401,371	495,017	593,001	475,929	888,113	885,415	843,688	1,094,574	1,435,024	1,337,538

Net reestimated liability	$2,463,239	$2,588,626	$2,776,519	$2,650,589	$3,248,013	$3,580,493	$4,273,802	$5,249,445	$5,871,571	$6,295,600

Two years later:
Gross reestimated liability	$2,776,598	$3,033,092	$3,426,471	$3,565,853	$4,556,676	$5,003,598	$5,761,231	$6,633,579	$7,618,979
Reestimated related reinsurance recoverable	406,713	536,670	623,859	477,550	994,800	891,308	979,887	1,076,336	1,485,614

Net reestimated liability	$2,369,885	$2,496,422	$2,802,612	$3,088,303	$3,561,876	$4,112,290	$4,781,344	$5,557,243	$6,133,365

Three years later:
Gross reestimated liability	$2,701,351	$3,039,473	$3,788,866	$3,970,012	$5,188,506	$5,678,239	$6,096,568	$7,017,192
Reestimated related reinsurance recoverable	436,000	531,195	630,076	577,991	1,012,087	1,041,045	985,706	1,138,322

Net reestimated liability	$2,265,351	$2,508,278	$3,158,790	$3,392,021	$4,176,419	$4,637,194	$5,110,862	$5,878,870

Four years later:
Gross reestimated liability	$2,649,925	$3,298,599	$4,098,524	$4,492,711	$5,814,220	$6,034,785	$6,536,334
Reestimated related reinsurance recoverable	414,392	534,455	719,298	620,657	1,172,232	1,057,863	1,051,139

Net reestimated liability	$2,235,533	$2,764,144	$3,379,226	$3,872,054	$4,641,988	$4,976,922	$5,485,195

Five years later:
Gross reestimated liability	$2,762,480	$3,502,673	$4,479,946	$4,868,258	$6,099,084	$6,467,893
Reestimated related reinsurance recoverable	419,988	616,653	753,971	650,510	1,194,438	1,122,095

Net reestimated liability	$2,342,492	$2,886,020	$3,725,975	$4,217,748	$4,904,646	$5,345,798

Six years later:
Gross reestimated liability	$2,887,038	$3,713,151	$4,728,479	$5,058,733	$6,441,624
Reestimated related reinsurance recoverable	490,846	639,397	783,751	662,508	1,257,308

Net reestimated liability	$2,396,192	$3,073,754	$3,944,728	$4,396,225	$5,184,316

Seven years later:
Gross reestimated liability	$2,997,036	$3,893,259	$4,860,380	$5,262,921
Reestimated related reinsurance recoverable	513,300	674,315	795,901	678,475

Net reestimated liability	$2,483,736	$3,218,944	$4,064,479	$4,584,446

Eight years later:
Gross reestimated liability	$3,112,127	$3,995,364	$5,007,580
Reestimated related reinsurance recoverable	544,622	682,260	813,948

Net reestimated liability	$2,567,505	$3,313,104	$4,193,632

Nine years later:
Gross reestimated liability	$3,181,550	$4,105,512
Reestimated related reinsurance recoverable	548,995	698,160

Net reestimated liability	$2,632,555	$3,407,352

Ten years later:
Gross reestimated liability	$3,260,196
Reestimated related reinsurance recoverable	568,898

Net reestimated liability	$2,691,298

Gross deficiency as of December 31, 2007	$(341,414)	$(989,474)	$(1,702,649)	$(2,185,759)	$(2,694,041)	$(2,435,309)	$(1,730,836)	$(1,075,728)	$(505,685)	$(165,189)

(1)	This table is on a calendar year basis and does not represent accident or underwriting year data.

(2)	Data has been affected by transactions between TRH and the AIG Group. (See Relationship with the AIG Group and Notes 13 and 15 of Notes to Consolidated Financial Statements.)

The trend depicted in the latest development year in the net reestimated liability portion of the “Analysis of Consolidated Net Loss Reserves Development” table and in the “Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability” table reflects net adverse development. Net adverse development of $88.4 million was recorded in 2007 on losses occurring in all prior years. This net adverse development was comprised of $368.9 million relating to losses occurring in 2002 and prior, largely offset by net favorable development of $280.5 million, principally relating to losses occurring in 2006 and, to lesser extents, 2005 and 2004. (See MD&A.)

In general, the deficiencies shown in the tables for years 1998 through 2006 developed principally in 2002 through 2007 and resulted largely from losses occurring between 1998 and 2002 in certain casualty lines. Such adverse development involved an unexpected increase in the frequency and severity of large claims reported in late 2002 through 2007, as was common in the industry, relating to non- proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice, D&O, E&O and other general casualty. (See MD&A.)

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

TRH’s current investment strategy seeks to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. Tax-exempt fixed maturities carry lower pre-tax yields than taxable fixed maturities that are comparable in risk and term to maturity due to their tax-advantaged status. (See MD&A.) The majority of the equity portfolio is structured to achieve capital appreciation primarily through investment in quality growth companies. Other invested assets principally includes investments in limited partnerships and TRH’s 40% interest in Kuwait Re.

TRH engages in a securities lending program managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities and common stocks available for sale) from its portfolio are loaned to third parties. (See Note 2(c) of Notes to Consolidated Financial Statements.) In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the fair value of the loaned security. The collateral is invested in portfolios containing floating rate bonds (i.e., fixed maturities), including asset-backed and collateralized securities, and interest-bearing cash equivalents which are maintained in segregated accounts for TRH by the program manager. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The fair value of the loaned securities, which is reflected parenthetically as pledged on the balance sheet, is monitored on a daily basis with additional collateral obtained or refunded as the value fluctuates. Income earned on invested collateral, net of interest payable to the collateral provider, is included in net investment income.

The following table reflects investment results for TRH for each of the five years in the period ended December 31, 2007.

INVESTMENT RESULTS

Years Ended December 31,	Average Investments(1)	Pre-Tax Net Investment Income	Pre-Tax Effective Yield(2)
	(dollars in thousands)
2007	$12,024,944	$469,772	3.9%
2006	10,270,004	434,540	4.2
2005	8,748,640	343,247	3.9
2004	7,566,066	306,786	4.1
2003	6,211,294	270,972	4.4

(1)	Average of the beginning and ending carrying values of investments and cash for the year, excluding non-interest-bearing cash. See Results of Operations in MD&A.

(2)	Pre-tax net investment income divided by average investments.

The carrying values of available for sale and trading securities are subject to significant volatility from changes in their fair values. (See MD&A.)

As of December 31, 2007, the fair value of the total investment portfolio was $12,786.0 million.

In addition, TRH’s investments are exposed to market and other significant risks which could result in the loss of fair value. Market risk results from the potential for adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. TRH has performed Value at Risk (“VaR”) analyses to estimate the maximum potential loss of fair value that could occur as a result of market risk over a period of one month at a confidence level of 95%. As market risk is assessed based upon VaR historical simulation methodology, it does not provide weight in its analysis to risks relating to current market issues such as liquidity and the credit-worthiness of investments. (See MD&A.)

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

Employees

At December 31, 2007, TRH had approximately 570 employees. Approximately 240 employees were located in the New York headquarters; 110 employees were located in other locations in the United States and 220 employees were located in offices outside of the United States.

Regulation

TRH’s operations around the world are subject to regulation by insurance regulators in the U.S. and abroad. The regulatory environment can have a significant effect on TRH and its businesses. TRC, TRZ and Putnam, in common with other reinsurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to a state insurance official. The regulation and supervision relate primarily to the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of reinsurance, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single contract, deposits of securities for the benefit of ceding companies, methods of accounting, periodic audits of the affairs and financial reports of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. As required by the state of New York, TRC and Putnam use the Codification of Statutory Accounting Principles as primary guidance on statutory accounting. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders rather than security holders.

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

At December 31, 2007, the statutory surpluses of TRC and Putnam each exceeded the level of surplus required under RBC requirements for regulatory attention.

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

Throughout 2007, the NAIC continued to debate modifications of the collateral requirements under current credit for reinsurance guidelines. Additionally, several states including New York and Florida have drafted separate collateral requirement proposals. While it is unclear what proposal will ultimately be adopted by the states, any revision of the collateral requirements will likely recognize that reinsurers domiciled in certain countries outside of the U.S. are subject to financial scrutiny comparable to their U.S. domiciled counterparts. Consequently, collateral requirements under credit for reinsurance rules will be based in part on domicile and in part on each reinsurer’s financial strength rating as assigned by the NAIC or its designated rating organization(s). TRH does not presently expect this proposal to have a material effect on its operations. However, such proposal is expected to reduce the amount of collateral that many non-U.S. domiciled companies will need to post to secure their obligations to U.S. domiciled insurers and reinsurers.

TRH’s international operations are regulated in various jurisdictions with respect to licensing requirements, currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possible tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

The Terrorism Risk Insurance Act of 2002 (“TRIA”) was signed into law in November 2002 and extended for two years in December 2005. TRIA provided coverage to the insurance industry for acts of terrorism, as defined by TRIA. The Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) greatly increased the portion of the loss the insurance industry would pay in the event of a terrorist attack and reduced the number of lines covered. This coverage does not apply to reinsurers. Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) extended the TRIEA program through 2014. TRIPRA removes the distinction between foreign and domestic acts of terrorism and hardens the cap on insurers’ aggregate liability at $100 billion. Additionally, TRIPRA mandates that Federal fund outlays be recouped by mandatory policyholder surcharges. In general, TRH does not provide terrorism cover under international property treaties nor does it provide cover for certified acts of terrorism, as defined by TRIEA, under domestic property treaties. TRH offers terrorism-specific treaty coverages to ceding companies on a limited basis. With respect to other lines of business, TRH assumes terrorism risk in marine, aviation and other casualty treaties after careful underwriting consideration and, in many cases, with limitations.

Within the European Union (the “EU”), the EU Reinsurance Directive of November 2005 (the “Directive”) was to be phased in commencing October 2007 and fully implemented no later than October 2008. This directive will lift barriers to trade within the EU for companies that are domiciled in an EU country. TRH operates within the EU through a series of foreign branches and continues to evaluate the potential impact of the implementation of the Directive, which could vary from country to country. TRH has contacted insurance regulators throughout the EU to ascertain their regulatory intent and to discuss each country’s rule applicable to TRH. Currently, TRH continues to conduct business within the EU through its foreign branches with no significant impact on its operations. As each country within the EU adopts rules implementing the Directive, TRH could be materially affected by the adopted rules. TRH may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries implementing the Directive.

In addition to the Directive, the EU is phasing in a new regulatory regime for regulation of financial services known as “Solvency II.” Solvency II is a principles based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirement of insurers and reinsurer. Solvency II is scheduled to be introduced for insurers and reinsurers in 2010 and implemented by 2012. TRH could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustment to its corporate operating structure.

Relationship with the AIG Group

AIG

AIG is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both general insurance and life insurance & retirement services operations. Other significant activities include financial services and asset management. AIG subsidiaries other than TRH, collectively, are among the largest purchasers of reinsurance in the insurance industry based on premiums ceded.

Control of the Company

As of December 31, 2007, 2006 and 2005, AIG beneficially owned approximately 59% of the Company’s outstanding shares. As of December 31, 2007, three of the Company’s ten current directors were active executive officers of AIG, or in the case of Thomas R. Tizzio retired, and held a number of executive positions with AIG, including the following: Steven J. Bensinger is an Executive Vice President and Chief Financial Officer; Martin J. Sullivan is a Director, President and Chief Executive Officer; and Thomas R. Tizzio is a Retired Senior Vice Chairman and Honorary Director.

As of December 31, 2006, three of the Company’s nine directors were active executive officers of AIG, or in the case of Thomas R. Tizzio retired, and held a number of executive positions with AIG, including the following: Steven J. Bensinger was an Executive Vice President and Chief Financial Officer; Martin J. Sullivan was a Director, President and Chief Executive Officer; and Thomas R. Tizzio was a Retired Senior Vice Chairman and Honorary Director.

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

Between January 1, 2005 and April 3, 2005, four of the Company’s nine directors were active executive officers of AIG, or in the case of Edward E. Matthews retired, and held a number of executive positions with AIG, including the following: Maurice R. Greenberg was a Director, Chairman and Chief Executive Officer; Mr. Mathews was an Honorary Director and Senior Advisor; Howard I. Smith was a Director, Vice Chairman and Chief Financial Officer; and Mr. Tizzio served as an Honorary Director and Senior Vice Chairman—General Insurance. On April 4, 2005, Messrs. Greenberg, Matthews and Smith resigned from TRH’s Board.

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

Approximately $555 million (13%), $593 million (15%) and $575 million (15%) of gross premiums written by TRH in the years 2007, 2006 and 2005, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG, for the production of which TRH recorded ceding commissions totaling approximately $114 million, $140 million and $122 million, respectively, in such years. (The amounts discussed in the preceding sentence include transactions with C.V. Starr & Co., Inc. (“Starr”) as described in Transactions with Starr.) In 2007, 2006 and 2005, the great majority of such gross premiums written were recorded in the property, other liability, medical malpractice and ocean marine and aviation lines. Of the premiums assumed from other subsidiaries of AIG, $248 million, $227 million and $209 million in 2007, 2006 and 2005, respectively, represent premiums resulting from certain insurance business written by other AIG subsidiaries that is almost entirely reinsured by TRH by prearrangement, for the production of which TRH recorded ceding commissions to such AIG subsidiaries totaling approximately $41 million, $40 million and $37 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group subsidiary versus non-AIG Group subsidiary business it accepts. TRH’s objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results. (See Note 13 of Notes to Consolidated Financial Statements.)

TRH retroceded premiums written to other subsidiaries of AIG in the years 2007, 2006 and 2005 of approximately $143 million, $135 million and $95 million, respectively, and received ceding commissions of approximately $13 million, $14 million and $9 million, respectively, for the production of such business in such years. Virtually the entire amount of such retrocessions to AIG subsidiaries in 2007, 2006 and 2005 consist of amounts which, by prearrangement with TRH, were assumed from a subsidiary of AIG and then ceded in an equal amount to other subsidiaries of AIG. (See Note 15.)

Senior Notes Purchased by AIG Subsidiaries

In December 2005, certain subsidiaries of AIG purchased, and at December 31, 2007 still hold, $450 million aggregate principal amount of the Company’s 5.75% senior notes due in 2015. Such amount comprised 60% of the total amount of such notes offered. (See Note 6 of Notes to Consolidated Financial Statements.)

Transactions with Starr and Compensation of Certain TRH Employees from Starr International Company (“SICO”)

According to the Schedule 13D filed on March 20, 2007 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Universal Foundation, Inc., the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the C.V. Starr & Co., Inc. Trust, these reporting persons could be deemed to beneficially own 355.0 million shares of AIG’s common stock at that date. Based on the shares of AIG’s common stock outstanding as of October 31, 2007, this ownership would represent approximately 14% of the voting stock of AIG. Although these reporting persons have made filings under Section 16 of the Securities Exchange Act of 1934, reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to March 20, 2007. Throughout 2005 certain directors of TRH were also stockholders, executive officers or directors of Starr. On January 9, 2006, Starr released a press release indicating that all AIG executives and officers had tendered their shares in Starr pursuant to Starr’s tender offer. In 2007 and 2006, no TRH directors were stockholders, executive officers or directors of Starr.

In 2005, through April 3, Messrs. Greenberg, Matthews and Smith were directors of TRH and also stockholders, executive officers or directors of Starr. On April 4, 2005, Messrs. Greenberg, Matthews and Smith resigned from the Board of Directors of TRH. For 2005, Messrs. Orlich and Tizzio were also stockholders, executive officers or directors of Starr. From May 19, 2005, when Messrs. Bensinger and Sullivan were elected to the Board of TRH, through approximately December 31, 2005, Messrs. Bensinger and Sullivan were also stockholders, executive officers or directors of Starr.

Transactions with Starr

Throughout 2007, 2006 and 2005, certain of Starr’s subsidiaries operated as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, had produced reinsurance business for TRH. Net commissions relating to Starr subsidiaries were insignificant in 2007 and 2006. Net commissions relating to Starr subsidiaries totaled $11 million in 2005 for reinsurance purchased by subsidiaries of AIG totaling $59 million.

Compensation of Certain TRH Employees from SICO

SICO is a private holding company which has no direct ownership interest in TRH but which has a significant ownership interest in AIG. SICO had provided a series of two-year Deferred Compensation Profit Participation Plans (the “SICO Plans”) to certain TRH employees through December 31, 2004. The SICO Plans came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset is AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including TRH.

None of the costs of the various benefits provided under the SICO Plans has been paid by TRH. Following AIG’s determination in 2005 to record a charge for the deferred compensation amounts paid to TRH employees by SICO, TRH determined that, as a subsidiary of AIG, it was appropriate to record the compensation expense relating to its employees’ participation in such plans, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by AIG to TRH.

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

In 2007, 2006 and 2005, TRH recorded compensation expense (included in the Consolidated Statements of Operations in “Other, net”) relating to the SICO Plans of $1.4 million, $1.1 million and $3.3 million, respectively, with a corresponding increase to additional paid-in capital. TRH will continue to record compensation expense and increases to additional paid-in capital relating to the SICO Plans in future periods.

As total SICO compensation expense for each year prior to 2005 would not have been material to any such prior year, TRH recorded in 2005 the total amount of compensation expense relating to the SICO Plans that would have been recorded in all prior periods through December 31, 2004 as a reduction of retained earnings of $8.3 million, which was net of income tax savings that TRH expected to realize of $3.0 million. The entire amount of such prior year compensation cost, before tax effect, of $11.3 million, was considered a contribution to capital, and was recorded as an increase to additional paid-in capital.

In making this determination, TRH evaluated the impact that expense recognition would have had on all prior years to which SICO Plans compensation would have applied. In addition, these amounts were calculated as variable stock awards, which considered the fair value of AIG common stock at each measurement date, and included any distributions made under the SICO Plans.

In addition, during 2005, AIG initiated the 2005–2006 Deferred Compensation Profit Participation Plan (the “AIG DCPPP”) that has been modeled after the SICO Plans and includes certain TRH employees as participants. TRH will bear the costs relating to TRH employees’ participation in the AIG DCPPP. Compensation expense relating to the AIG DCPPP was not material in 2007 and 2006.

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

If TRH is required to increase its liabilities for loss reserves, TRH’s financial condition and results of operations may be materially adversely affected.

Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer, and the ceding company’s payment of that loss and subsequent payments to the ceding company by the reinsurer. TRH is required by applicable insurance laws and regulations and U.S. generally accepted accounting principles (“GAAP”) to establish liabilities on its consolidated balance sheet for payment of losses and LAE that will arise in the future from its reinsurance products for losses that have occurred as of the balance sheet date. Under GAAP, TRH is not permitted to establish liabilities until an event occurs that may give rise to a loss. Once such an event occurs, liabilities are established in TRH’s financial statements for TRH’s losses, based upon estimates of losses incurred by the ceding companies. As a result, only liabilities applicable to losses incurred up to the reporting date may be established, with no allowance for the provision of a contingency reserve to account for expected or unexpected future losses. Losses arising from future events will be estimated and recognized at the time the losses occur. Although TRH annually reviews the adequacy of its established reserves for losses and LAE, there can be no assurance that TRH’s loss reserves will not develop adversely and have a material effect on TRH’s results of operations. To the extent these liabilities may be insufficient to cover actual losses or LAE, TRH will have to add to these liabilities and incur a charge to its earnings, which could have a material adverse effect on TRH’s financial condition and results of operations. (See MD&A for further discussion of the risks and uncertainties relating to loss reserves.)

A downgrade in the ratings assigned to TRH’s operating subsidiaries could adversely affect TRH’s ability to write new business and may adversely impact TRH’s existing agreements.

Best, S&P and Moody’s are generally considered to be significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. These ratings are subject to periodic review at the discretion of each respective rating agency and may be revised downward or revoked at their sole discretion. Rating agencies also may increase their scrutiny of rated companies, revise their rating standards or take other action. In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer or an affiliated company. Therefore, a downgrade of TRH’s rating may dissuade a ceding company from reinsuring with TRH in the future and may influence a ceding company to reinsure with a competitor of TRH that has a higher financial strength rating.

Best maintains a financial strength rating of A+ (Superior) and issuer credit ratings of aa– on the Company’s major operating subsidiaries, TRC, Putnam and TRZ. In addition, Best maintains an issuer credit rating of a– for the Company. These financial strength ratings represent the second highest rating level. The issuer credit ratings of the Company’s major operating subsidiaries represent the fourth highest rating level and the issuer credit rating of the Company represents the seventh highest rating level.

On February 14, 2008, following the issuance by AIG of a Form 8-K on February 11, 2008, Best placed the issuer credit rating of AIG and the financial strength and issuer credit ratings of certain of AIG’s domestic property/casualty subsidiaries, including the Company, TRC, TRZ and Putnam, under review with negative implications. According to Best, the placement of the financial strength and issuer credit ratings of the Company, TRC, TRZ and Putnam under review with negative implications reflects the fact that these ratings incorporate implicit support from AIG.

Following a detailed review of AIG’s year-end 2007 results and further discussion with AIG management, Best has indicated that it will re-evaluate AIG’s and its subsidiaries’ under review status.

S&P maintains counterparty credit and insurer financial strength ratings on each of TRC, Putnam and TRZ of AA– (Very Strong). This rating is the fourth highest rating level. The outlook for the AA– rating is presently negative, due to S&P’s view that Transatlantic’s operating performance has produced lower returns in recent years than would be expected at the AA rating level. While describing the conditions that would contribute to a revision back to a stable outlook, S&P also commented that if operating results are below S&P’s expectations, or should Transatlantic be unsuccessful in integrating the economic capital model into the strategic planning process or fail to maintain its disciplined underwriting standards, S&P would review the rating for a possible downgrade.

Moody’s maintains an insurance financial strength rating of Aa3 (Excellent) on TRC. The outlook for the rating is stable. This rating is the fourth highest rating level.

The Company’s 5.75% senior notes due in 2015 are presently rated A2 by Moody’s, A– by S&P and a– by Best. The outlook for the Moody’s rating is stable. The outlook for the S&P rating is currently negative and the Best rating is under review with negative implications, each for the same reasons as discussed above relative to the other ratings from such rating agencies. If these debt ratings were lowered, future borrowing costs, if any, may increase.

A significant portion of TRC’s and TRZ’s in-force treaty contracts as of December 31, 2007 permit the ceding company to cancel the contract if TRC’s or TRZ’s financial strength rating is downgraded below a certain rating level, generally A–. TRC’s and TRZ’s financial strength ratings are at least three levels above the most common trigger point. In addition, contracts may also permit the ceding company to cancel the contract if there is a significant decline in the statutory surplus of TRC, generally of at least 20%.

Contracts may contain one or both of the aforementioned contractual provisions, certain other cancellation triggers or other stipulations, such as a requirement to post collateral for all or a portion of TRH’s obligations under the contract if a triggering event occurs. Whether a ceding company would exercise any of these cancellation rights would depend on, among other factors, the reason and extent of such downgrade or surplus reduction, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage, among other factors.

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

TRH may secure its obligations under its various reinsurance contracts using trusts and letters of credit. TRH may enter into agreements with ceding companies that require TRH to provide collateral for its obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where TRH’s obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on TRH’s ratings and a downgrade of TRH’s ratings or a failure to achieve a certain rating may increase the amount of collateral TRH is required to provide. TRH may provide the collateral by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to TRH under the reinsurance contract. The amount of collateral TRH is required to provide typically represents all or a portion of the obligations TRH may owe the ceding company, often including estimates made by the ceding company of IBNR claims. Since TRH may be required to provide collateral based on the ceding company’s estimate, TRH may be obligated to provide collateral that exceeds its estimates of the ultimate liability to the ceding company. An increase in the amount of collateral TRH is obligated to secure its obligations may have an impact on TRH’s ability to write additional reinsurance.

These ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances, including TRH’s relationship with AIG. Ratings may also be withdrawn at the request of TRH’s management. Ratings are not a recommendation to buy, sell or hold securities and each rating should be evaluated independently of any other rating.

If TRH’s risk management methods and pricing models are not effective, TRH’s financial condition, results of operations and cash flows could be materially adversely affected.

TRH’s property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters, including those that may result from terrorist activity. TRH is also exposed to multiple insured losses arising out of a single occurrence that have the potential to accumulate to material amounts and affect multiple risks/programs and classes of business. TRH uses modeling techniques to manage certain of such risks to acceptable limits, although current techniques used to estimate the exposure may not accurately predict the probability of such an event nor the extent of resulting losses. In addition, TRH may purchase retrocession protection designed to limit the amount of losses that TRH may incur. Retrocession arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business, and the failure of retrocessionnaires to honor their obligations could result in losses to TRH. Moreover, from time to time, market conditions may limit and in some cases prevent reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their risk management. It is likely that TRH will face more difficulty obtaining certain retrocession protection in the future, and will also be required to pay higher prices for such protections than in the recent past. If TRH is unable to obtain retrocessional coverage in the amounts it desires or on acceptable terms, TRH’s capacity and appetite for risk could change, and TRH’s financial condition and results of operations may be materially adversely affected.

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

Historically, property and casualty reinsurers have experienced significant fluctuations in operating results. Demand for reinsurance is influenced significantly by underwriting results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies’ decisions as to the amount or portion of risk that they retain for their own accounts and consequently how much they decide to cede to reinsurance companies. The supply of reinsurance is related to prevailing prices, the levels of insured losses, and levels of industry surplus, among other factors, that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. In addition, the supply of reinsurance is affected by a reinsurer’s confidence in its ability to accurately assess the probability of expected underwriting outcomes, particularly as respects catastrophe losses. As a result, the property and casualty reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable pricing.

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

The property and casualty reinsurance industry is highly competitive in virtually all lines. TRH faces competition from new market entrants and from existing market participants that devote increasing amounts of capital to the types of business written by TRH. Over the past few years, increased market capacity, domestic and international merger and acquisition activity, the strengthening of Lloyd’s of London’s capital base, and limited catastrophe activity in 2006 and 2007, have added to competitive pressures. As a result of certain 2005 catastrophe events, namely, Hurricane Katrina, the insurance industry’s largest natural catastrophe loss ever, and two subsequent substantial hurricanes, existing insurers and reinsurers raised new capital and significant investments have been made in new insurance and reinsurance companies in Bermuda. The ultimate impact on the market of these events is uncertain.

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

TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater financial and other resources than TRH. TRH’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, domestic and European underwriting syndicates and in some instances with government owned or subsidized facilities. Certain of these competitors have been operating substantially longer than TRH has and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage.

Traditional reinsurers as well as capital market participants from time to time produce alternative products or reinsurance vehicles (such as reinsurance securitizations, catastrophe bonds, various derivatives such as swaps and sidecars) that may compete with certain types of reinsurance, such as property catastrophe. Capital markets, including hedge funds, have become more active in assuming more reinsurance risk other than from investing in various companies. Numerous hedge funds have provided both pro rata and excess-of-loss reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business. Over time, these numerous initiatives could significantly affect supply, pricing and competition in the reinsurance industry.

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

Liquidity risk represents the potential inability of TRH to meet all payment obligations when they become due.

TRH’s liquidity could be impaired by unforeseen significant outflows of cash. This situation may arise due to circumstances specific to TRH or that TRH may be unable to control, such as a general market disruption or an operational problem that affects third parties or TRH. The Company depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund payments on its obligations, including debt obligations. Regulatory and other legal restrictions may limit TRH’s ability to transfer funds freely, either to or from its subsidiaries. In particular, certain of TRH’s branches or subsidiaries are subject to laws and regulations, including those in foreign jurisdictions, that authorize regulatory bodies to block or reduce transfers of funds to the home office in the U.S. or its affiliates. These laws and regulations may hinder TRH’s ability to access funds that TRH may need to make payments on its obligations.

Certain of TRH’s investments may become illiquid. TRH’s investments include fixed maturities (including asset-backed and collateralized securities), equity investments and limited partnerships (including hedge funds and private equities). The current disruption in the credit markets may materially affect the liquidity of TRH’s investments, including U.S. residential mortgage-backed securities which represent 2% of total investments and cash. If TRH requires significant amounts of cash on short notice in excess of normal cash requirements (which could include the requirement to return significant amounts of collateral in connection with its securities lending activities on short notice) in a period of market illiquidity, then TRH may have difficulty selling investments in a timely manner or may be forced to dispose of them for less than what TRH might otherwise have been able to under other conditions.

Concentration of TRH’s investment portfolios in any particular segment of the economy may have adverse effects.

Concentration of TRH’s investment portfolios in any particular industry, group of related industries, asset classes, such as residential mortgage-backed securities, or geographic sector could have an adverse effect on the investment portfolios and consequently on TRH’s consolidated results of operations or financial condition. While TRH seeks to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may have a greater adverse effect on investment portfolios to the extent that the portfolios are concentrated rather than diversified. Further, TRH’s ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.

TRH may be adversely affected by the current disruption in the global credit markets.

During the second half of 2007, disruption in the global credit markets created increasingly difficult conditions in the financial markets. These conditions have resulted in greater volatility, less liquidity and a widening of credit spreads in certain markets. These conditions adversely affected the fair value of certain investment securities held by TRH, particularly those backed by U.S. residential mortgage loans, and could potentially increase claim activity under mortgage guaranty, D&O, E&O and credit reinsurance business TRH has underwritten. It is difficult to predict how long these conditions will exist and how TRH’s markets, business and investments will continue to be adversely affected. Accordingly, these conditions could have a material adverse effect on TRH’s consolidated financial condition or results of operations in future periods.

TRH may be adversely affected by the impact of market volatility and interest rate and foreign currency exchange rate fluctuation on its invested assets.

TRH’s principal invested assets are fixed maturity investments and other interest rate sensitive securities, which are subject to the market risk of potential losses from adverse changes in interest rates and may also be adversely affected by foreign currency exchange rate fluctuations. Depending on TRH’s classification of its investments as available for sale, trading or other, changes in the fair value of TRH’s securities are reflected in the Consolidated Balance Sheet and/or Statement of Operations. TRH’s investment portfolio is also subject to credit risk resulting from adverse changes in the issuers’ ability to repay the debt or the ability of bond issurers to meet their obligations to provide insurance if an issuer is unable to repay its debt. These risks could materially adversely affect TRH’s results of operations and/or financial condition.

A principal exposure to foreign currency risk is TRH’s obligation to settle claims in foreign currencies. The possibility exists that TRH may incur foreign currency exchange gains or losses as TRH ultimately settles claims required to be paid in foreign currencies. To mitigate this risk, TRH also maintains investments denominated in certain foreign currencies in which the claims payments will be made. To the extent TRH does not seek to hedge its foreign currency risk or hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rate could materially adversely affect TRH’s results of operations or financial condition.

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

Within the EU, the Directive was to be phased in commencing October 2007 and fully implemented no later than October 2008. The Directive will lift barriers to trade within the EU for companies that are domiciled in an EU country. TRH operates within the EU through a series of foreign branches and continues to evaluate the potential impact of the implementation of the Directive which could vary from country to country. TRH has contacted insurance regulators throughout the EU to ascertain their regulatory intent and to discuss each country’s rule applicable to TRH. Currently, TRH continues to conduct business within the EU through its foreign branches with no significant impact on its operations. As each country within the EU adopts rules implementing the Directive, TRH could be materially affected by the adopted rules. TRH may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries implementing the Directive.

In addition to the Directive, the EU is phasing in a new regulatory regime for regulation of financial services known as “Solvency II.” Solvency II is a principles based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirement of insurers and reinsurer. Solvency II is scheduled to be introduced for insurers and reinsurers in 2010 and implemented by 2012. TRH could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustment to its corporate operating structure.

TRH’s offices that operate in jurisdictions outside the United States are subject to certain limitations and risks that are unique to foreign operations.

TRH’s international operations are also regulated in various jurisdictions with respect to licensing requirements, currency, amount and type of security deposits, amount and type of reserves, amount and type of local investment and other matters. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possibilities of tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted. In addition, TRH’s results of operations and net unrealized currency translation gain or loss (a component of accumulated other comprehensive income) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

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

On February 9, 2006, AIG announced that it reached a resolution of claims and matters under investigation by the DOJ, SEC, NYAG and NYS ID. AIG stated that the settlements resolved investigations conducted by the SEC, NYAG and NYS ID against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

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

In addition, from time to time, other regulators have commenced, and may in the future commence, investigations into insurance brokerage practices relating to contingent commissions and other industry-wide practices as well as other broker-related conduct, such as alleged bid-rigging, finite insurance and reinsurance transactions and other reinsurance practices. TRH has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2007, the office space of TRH’s New York headquarters and its Chicago and Toronto offices are rented from the AIG Group, which leases it from others. The lease for the office space occupied by TRH’s New York headquarters expires in 2021. The Arlington, Columbus, Overland Park, San Francisco, Stamford, Miami, Buenos Aires, Rio de Janeiro, Panama, London, Paris, Zurich, Warsaw, Hong Kong, Shanghai, Tokyo and Sydney offices are rented from third parties.

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

On February 9, 2006, AIG announced that it reached a resolution of claims and matters under investigation by the DOJ, SEC, NYAG and NYS ID. AIG stated that the settlements resolved investigations conducted by the SEC, NYAG and NYS ID against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

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

In addition, from time to time, other regulators have commenced, and may in the future commence, investigations into insurance brokerage practices relating to contingent commissions and other industry-wide practices as well as other broker-related conduct, such as alleged bid-rigging, finite insurance and reinsurance transactions and other reinsurance practices. TRH has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales prices and the dividends declared per share of Transatlantic Holdings, Inc. (the “Company”) Common Stock (“TRH shares”) on the New York Stock Exchange Composite Tape for each of the four quarters of 2007 and 2006:

	2007			2006
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$66.50	$60.49	$0.135	$68.00	$57.65	$0.120
Second Quarter	72.52	65.31	0.160	57.83	55.25	0.135
Third Quarter	75.78	58.84	0.160	63.18	53.28	0.135
Fourth Quarter	75.05	68.69	0.160	63.51	59.87	0.135

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

As of January 31, 2008, the approximate number of holders of TRH shares, including those whose TRH shares are held in nominee name, was 39,000.

In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of TRH shares in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of December 31, 2007, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the fourth quarter of 2007. The preceding does not include 32,555 shares relating to options exercised in the three months ended December 31, 2007 that were attested to in satisfaction of the exercise price by holders of the Company’s employee or director stock options and 2,224 shares relating to restricted stock units (“RSU”) vesting in the three months ended December 31, 2007 that were attested to in satisfaction of withholding taxes relating to the issuance of TRH shares for vested RSUs by holders of the Company’s employee RSUs.

Performance Graph

The following Performance Graph compares the cumulative total return to stockholders on TRH shares for a five-year period (December 31, 2002 to December 31, 2007) with the cumulative total return of the S&P 500 stock index (the “S&P 500 Index”) and a peer group of companies (the “Peer Group”) consisting of fifteen reinsurance companies to which TRH compares its business and operations: Arch Capital Group Ltd., Axis Capital Holdings Ltd. (included from July 1, 2003), Endurance Specialty Holdings Ltd. (included from February 28, 2003), Everest Re Group Ltd., IPC Holdings Ltd., Max Capital Group Ltd., Montpelier Re Holdings Ltd. (included from October 10, 2002), Odyssey Re Holdings Corp., Partner Re Ltd., Platinum Underwriters Holdings, Ltd. (included from October 29, 2002), PXRE Group Ltd. (through August 6, 2007 when it was acquired by Argo Group International Holdings, Ltd.), RenaissanceRe Holdings Ltd., SCOR, SCOR Holding (Switzerland) (formerly known as Converium Holding AG) and Swiss Reinsurance Co. The performance of certain companies is included for a shorter period since they were not public companies for the entire five-year performance period. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

Cumulative Total Return to Stockholders
Value of $100 Invested in December 2002

Company / Index	Dec. 2002	Dec. 2003	Dec. 2004	Dec. 2005	Dec. 2006	Dec. 2007
Transatlantic Holdings, Inc.	$100.00	$121.86	$117.28	$128.38	$119.65	$141.19
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.86
Peer Group	100.00	115.85	119.32	122.96	141.66	139.06

Item 6. Selected Financial Data

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

The Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net premiums written	$3,952,899	$3,633,440	$3,466,353	$3,749,274	$3,341,077
Net premiums earned	3,902,669	3,604,094	3,384,994	3,661,090	3,171,226
Net investment income	469,772	434,540	343,247	306,786	270,972
Realized net capital gains	9,389	10,862	39,884	22,181	9,942
Revenues	4,381,830	4,049,496	3,768,125	3,990,057	3,452,140
Income (loss) before income taxes(1)	595,752	539,908	(46,098)	276,212	386,674
Net income	487,141	428,152	37,910	254,584	303,644
Per Common Share:(2)
Net income:
Basic	$7.37	$6.49	$0.58	$3.87	$4.64
Diluted	7.31	6.46	0.57	3.85	4.60
Cash dividends declared	0.62	0.53	0.46	0.39	0.34
Share Data:(2)
Weighted average common shares outstanding:
Basic	66,124	65,955	65,836	65,731	65,508
Diluted	66,654	66,266	66,169	66,189	65,953
Balance Sheet Data (at year end):
Investments and cash	$12,755,972	$11,336,096	$9,241,837	$8,287,003	$6,867,165
Assets	15,484,327	14,268,464	12,364,676	10,605,292	8,707,758
Unpaid losses and loss adjustment expenses	7,926,261	7,467,949	7,113,294	5,941,464	4,805,498
Unearned premiums	1,226,647	1,144,022	1,082,282	1,057,265	917,355
5.75% senior notes due December 14, 2015(3)	746,930	746,633	746,353	—	—
Stockholders’ equity	3,349,042	2,958,270	2,543,951	2,587,129	2,376,587

(1)	Includes pre-tax net catastrophe costs of $55 million in 2007, $29 million in 2006, $544 million in 2005 and $215 million in 2004. There were no significant catastrophe losses occurring in 2003.

(2)	Share and per share data have been retroactively adjusted, as appropriate, to reflect common stock splits.

(3)	Includes amounts payable to affiliates and others as follows: 2007—Affiliates $448,158; Others $298,772; 2006—Affiliates $447,980; Others $298,653; 2005—Affiliates $447,812; Others $298,541.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as:

• “intend” • “intends” • “intended” • “goal” • “estimate” • “estimates” • “expect” • “expects” • “expected” • “project” • “projects” • “projected” • “projections”	• “plans” • “anticipates” • “anticipated” • “should” • “think” • “thinks” • “designed to” • “foreseeable future” • “believe” • “believes” • “scheduled” • and similar expressions

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

These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of this Form 10-K. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Annual Report on Form 10-K, Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) presents its operations in the way it believes will be most meaningful. TRH’s unpaid losses and loss adjustment expenses net of related reinsurance recoverable (“net loss reserves”) and TRH’s combined ratio and its components are included herein and presented in accordance with principles prescribed or permitted by insurance regulatory authorities, as these are standard measures in the insurance and reinsurance industries.

Financial Statements

The following discussion refers to the consolidated financial statements of TRH as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Notes 6, 11, 12, 13 and 15 of Notes to Consolidated Financial Statements.)

Executive Overview

The operations of Transatlantic Holdings, Inc. (the “Company”) are conducted principally by its three major operating subsidiaries—Transatlantic Reinsurance Company® (“TRC”), Trans Re Zurich (“TRZ”) and Putnam Reinsurance Company (“Putnam”)—and managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis—structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Company’s senior notes) and stock-based compensation expense. Data from the London and Paris branches and from TRZ are reported in the aggregate as International—Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches are grouped as International—Other and represent the aggregation of non-material segments.

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

In 2007, casualty lines comprised 71% of TRH’s net premiums written, while property lines totaled 29%. In addition, treaty reinsurance totaled 96% of net premiums written, with the balance representing facultative accounts. Moreover, business written by international operations represented 51% of net premiums written in 2007.

American International Group, Inc. (“AIG”), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 59% of the Common Stock of the Company (“TRH shares”) as of December 31, 2007, 2006 and 2005. On September 28, 2007, AIG filed an amendment to its Schedule 13D relating to the Company stating, among other things, that it “intends to continuously evaluate their investment in the Company and may acquire or dispose of shares of Common Stock, other securities of the Company, or loans or other interests in the Company.”

TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are in fixed maturity securities held to maturity and available for sale with an average duration of 5.8 years as of December 31, 2007. In general, premiums are received significantly in advance of related claims payments.

Consolidated Results

The following table summarizes TRH’s revenues, income (loss) before income taxes and net income for the periods indicated:

	Years Ended December 31,
	2007		2006		2005
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount	Change From Prior Year
	(dollars in millions)
Revenues	$4,381.8	8.2%	$4,049.5	7.5%	$3,768.1	(5.6)%
Income (loss) before income taxes	595.8	10.3	539.9	—	(46.1)	—
Net income	487.1	13.8	428.2	1,029.4	37.9	(85.1)

Revenues increased in 2007 compared to 2006 due primarily to increases in Domestic net premiums earned and, to lesser extents, International—Europe net premiums earned, Domestic realized net capital gains and consolidated net investment income, offset in part by decreases in International—Other net premiums earned and international realized net capital gains (losses). The increase in International—Europe net premiums earned occurred principally in the London and Paris branches. The decrease in International—Other net premiums earned occurred in the Miami and Hong Kong branches. The most significant increases in consolidated net premiums earned occurred in the other liability, property and medical malpractice lines, partially offset by a significant decrease in the auto liability line. Net investment income increased in 2007 due largely to an increase in investment income from fixed maturities. The increase in investment income from such securities was due in part to the investment of significant positive net operating cash flows generated in recent periods.

Revenues in 2006 increased compared to 2005 due primarily to increases in Domestic and, to a lesser extent, International—Other net premiums earned and consolidated net investment income, offset in part by decreases in International—Europe net premiums earned and decreases in Domestic and International—Europe realized net capital gains (losses). The increase in International—Other net premiums earned occurred principally in the Miami branch and, to a lesser extent, in the Toronto branch. The London and Paris branches reported the great majority of the decrease in International—Europe net premiums earned in 2006. The most significant increases in consolidated net premiums earned occurred in the other liability, accident & health (“A&H”) and property lines, partially offset by a significant decrease in the auto liability line. The changes in net premiums earned generally reflected prevailing market conditions over recent periods, as discussed below. Net investment income increased in 2006 due largely to an increase in fixed maturity investment income and, to a lesser extent, to an increase in investment income from limited partnerships. The increase in fixed maturity investment income was due in part to investment returns from continued positive operating cash flows and the investment of the net proceeds from the issuance of $750 million principal amount senior notes in December 2005.

Results for 2007 include pre-tax net catastrophe costs of $55 million principally arising from European Windstorm Kyrill and floods in the U.K. Catastrophe costs include losses and related reinstatement premiums, the details of which can be found in Note 9 of Notes to Consolidated Financial Statements (“Note 9”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premiums to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (reduce) net premiums written and earned.

While there were no significant catastrophe losses occurring in 2006, the year 2006 includes pre-tax net catastrophe costs of $29 million relating to events which occurred in prior years.

The year 2005 was the worst year ever in recorded history for insured catastrophe losses. In addition, Hurricane Katrina was the largest insured catastrophe loss in reported history. An industry source projected insurance and reinsurance industry costs relating to Hurricane Katrina of approximately $40 billion.

Results for 2005 include pre-tax net catastrophe costs of $544 million, or $354 million after tax, principally arising from Hurricanes Katrina ($304 million on a pre-tax basis), Rita ($44 million on a pre-tax basis) and Wilma ($111 million on a pre-tax basis) and, to a lesser extent, from Central European floods and European Windstorm Erwin. Such catastrophe costs consist of pre-tax net catastrophe losses of $483 million (gross $870 million; ceded $387 million) and net ceded reinstatement premiums of $61 million (gross $72 million; ceded $133 million).

Income before income taxes and net income increased in 2007 as compared to 2006 principally due to increased underwriting profit and net investment income. Net income also benefited from a lower effective tax rate in 2007. The increased underwriting profit in 2007 reflects increased premiums earned and a lower combined ratio. The lower combined ratio reflected decreased net adverse loss reserve development, offset in part by a higher level of catastrophe costs in 2007. Lower net adverse loss reserve development and higher catastrophe costs in 2007 had the impact of improving underwriting profit (loss) in 2007 by $47.7 million compared to 2006. (See Note 16 of Notes to Consolidated Financial Statements for underwriting profit (loss) by segment.)

Income (loss) before income taxes and net income increased in 2006 as compared to 2005 principally due to increased underwriting profit (loss) and net investment income, offset in part by interest expense on TRH’s senior notes and decreased realized net capital gains. The increased underwriting profit (loss) in 2006 reflects an improved combined ratio resulting largely from reduced significant net catastrophe costs and, to a lesser extent, lower net adverse loss reserve development. Decreases in net catastrophe costs and lower net adverse loss reserve development in the aggregate increased underwriting profit (loss) by $618.4 million in 2006 compared to 2005. The reasons for the increase in net investment income are as discussed earlier. The significant tax expense in 2006 compared to the tax benefit recognized in 2005 tempered the impact of the above changes on net income.

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

Generally softening property market conditions were prevalent in the first half of 2005 on both primary and reinsurance business. In addition, market conditions in many casualty lines also softened for a significant portion of 2005. However, pricing, terms and conditions on short tail lines of business, such as property, marine and energy, improved significantly in the U.S. and, to some degree, outside the U.S. after Hurricanes Katrina, Rita and Wilma. These improvements, which had little effect on 2005 results, were driven by several factors, including the amount of industry capital consumed by the catastrophe losses in that year (an industry record), market-wide adjustments for the failure of traditional property catastrophe models to accurately capture the severity of a Hurricane Katrina type loss and the modification of capital adequacy models by certain rating agencies to increase capital charges relating to catastrophe exposures. Searching for a proper return and looking to minimize the uncertainty of property catastrophe modeling, the market arrived at meaningfully higher pricing parameters, higher attachment points, tighter terms and conditions for such programs and a more conservative management of aggregate exposure. These improvements were most significant in the U.S. nationwide property and energy catastrophe programs as well as in energy pro rata contracts. To lesser extents, U.S. regional property catastrophe, international property catastrophe, marine excess-of-loss, property per risk excess-of-loss and property pro rata programs saw improvements. Other lines of business, including casualty lines, while not experiencing much deterioration in terms, did not see the same magnitude of improvement in market conditions.

A large amount of capital flowed into the market after the major catastrophe events of 2005 with much of the capital raised going to existing reinsurers. Some of the capital also went to new reinsurance companies that were started in Bermuda in the fourth quarter of 2005. The capital raised by existing reinsurers was not just to replace some of the capital lost in the catastrophe events of 2005, but also to meet the higher capital thresholds required by the rating agencies to support catastrophe exposure. Also, due to the severe impact on capital that the hurricanes had on property monoline carriers, the rating agencies imposed higher hurdles for ratings for this type of (re)insurer. Nevertheless, most of the start up companies achieved a rating of at least A– from Best by year-end. While these new companies did write a fair amount of property catastrophe and energy excess-of-loss business in 2006, they did not slow the momentum of rate increases in these lines and, in fact, these companies began to diversify their writings in order to fully apply their capital.

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

Hedge funds and other investment vehicles also formed or sponsored reinsurers or used other reinsurance companies as conduits to offer traditional reinsurance as well as industry loss warranties (“ILWs”) and other forms of index-based protections.

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

With the exception of some parts of the Caribbean, catastrophe exposed lines of business in other parts of the world did not enjoy the same magnitude of rate increases in 2006 but did stabilize following a decreasing trend prior to the 2005 events. International property business continued to see increased competition from established European reinsurers and from newer Bermudian companies that sought to diversify their books. Casualty business experienced downward pressure worldwide, with international rates coming under more pressure than U.S. rates. Other terms and conditions on this business generally held up well worldwide.

Given the amount of capital attracted by year-end 2006, catastrophe exposed accounts renewing on January 1, 2007 saw a slowing of upward rate movements on programs. During the second half of 2007, property catastrophe rates began to decline as did the pricing for primary property risks in general. Nevertheless, TRH believes rates for U.S. catastrophe exposed business remained at an attractive level through 2007 and anticipates that will be the case in 2008. Internationally, catastrophe rates in the U.K. and Europe did improve on programs impacted by the storms and floods of 2007, while in other regions, rates exhibited modest downward trends.

Through 2007, casualty lines have experienced steady rate reductions in the insurance markets on a global basis for approximately two years, but reinsurance rates did not experience the same amount of downward pressure. However, the January 2008 renewals did see rates coming under additional strain, but other terms and conditions for casualty business have remained stable. Although casualty rates have generally declined in recent periods, TRH anticipates there will be a large amount of casualty business that will remain attractive throughout 2008.

One major factor keeping overall casualty rates from sliding too much is the actuarial, claims and underwriting barriers to entry for certain specialty casualty lines of business (such as directors’ and officers’ liability (“D&O”), errors and omissions liability (“E&O”) and medical malpractice classes). TRH has been underwriting casualty business for over 20 years and has developed a favorable reputation for knowledge and commitment to the casualty marketplace. This expertise is difficult to duplicate and has kept some newer competitors from entering these lines. Furthermore, many buyers of casualty reinsurance have been far more cautious about the ability and willingness of reinsurers to pay claims that may not come due for many years. TRH’s capital base, financial strength ratings from major rating agencies and favorable claims paying record has generally proven to be a competitive advantage. With fewer reinsurers qualified, in the market’s view, to write casualty reinsurance, capacity in these lines may be more restricted and may mitigate somewhat the downward pressure on rates.

Due to the favorable trading conditions for most insurance companies in recent years and strong industry results in 2006 and 2007, many insurance companies’ capitalization is now higher than ever. This factor has had a generally negative effect on pricing and has also caused certain ceding companies to choose to rely less on reinsurance as a form of capital and retain more business—thereby ceding less business to reinsurers. In formulating a reinsurance purchasing strategy, the ceding company will also consider the perceived volatility of the business to be ceded.

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

Further information relating to items discussed in this Executive Overview may be found throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based upon TRH’s consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of financial instruments, other-than-temporary impairments, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis used in the preparation of TRH’s consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected. A discussion of these most critical accounting estimates follows:

Loss Reserves

Estimates of loss reserves take into account TRH’s assumptions with respect to many factors that will affect ultimate loss costs but are not yet known. The ultimate process by which actual carried reserves are determined considers not only actuarial estimates but a myriad of other factors. Such factors, both internal and external, which contribute to the variability and unpredictability of loss costs, include trends relating to jury awards, social inflation, medical inflation, worldwide economic conditions, tort reforms, court interpretations of coverages, the regulatory environment, underlying policy pricing, terms and conditions and claims handling, among others. In addition, information gathered through underwriting and claims audits are also considered. To the extent that these assumptions underlying the loss reserve estimates are significantly incorrect, ultimate losses may be materially different from the estimates included in the financial statements and may have a material adverse effect on results of operations and financial condition. The impact of those differences is reflected in the period they become known.

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

While this process is difficult and subjective for ceding companies, the inherent uncertainties of estimating loss reserves are even greater for reinsurers, due primarily to the longer term nature of much reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which are subject to change without notice. Nevertheless, data received from cedants is subjected to audits periodically by TRH claims and underwriting personnel, to help ensure that reported data is supported by proper documentation and conforms to contract terms, and analyzed, as appropriate, by TRH underwriting and actuarial personnel. Such analysis often includes a detailed review of reported data to assess the underwriting results of reinsurance assumed and to explain any significant departures from expected performance. Over time, reported loss information is ultimately corroborated when such information eventually attains paid status.

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

•

ELRs for the latest accident years generally reflect the ELRs from prior accident years adjusted for the loss trend (see loss trend factors discussion immediately above), as well as the impact of rate level changes and other quantifiable factors. For certain longer tail lines of business that are typically lower frequency, higher severity classes, such as excess medical malpractice and D&O, ELRs are often utilized for the last several accident years.

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

The methodologies that TRH employed in 2007 and 2006 to assess the reasonableness of loss reserve estimates included paid loss development, incurred loss development, paid Bornhuetter-Ferguson (“B-F”) and incurred B-F methods. The actuarial methods that TRH employs to determine the appropriate loss reserves for shorter tail lines of business are the same as those employed for longer tail lines. However, the judgments that are made with regard to factors such as loss trends, ELRs and loss development factors for shorter lines generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made regarding longer tailed lines of business. In contrast to the longer tailed lines of business, reported losses for the shorter tailed classes, such as the property lines of business (e.g., fire and homeowners) and certain marine and energy classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on assumptions regarding ELRs and loss development factors for many accident years for a given line, these assumptions are generally only relevant for the most recent accident year or two.

Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter tailed lines of business.

The characteristics of each line of business are considered in the reserving process. TRH’s major lines of business and reserve methodologies are discussed below:

•

Excess Casualty: The vast majority of this class, which is a key component of the other liability line of business, consists of domestic treaties, including pro rata and excess-of-loss contracts of general liability business. Excess casualty is dominated by umbrella business, some of which has very high attachment points. This business is generally very long tailed and characterized by relatively low frequency and high severity type losses. Therefore, expected loss ratio methods, such as the incurred B-F method, are heavily relied upon for most years due to the lack of mature reported experience available. The ELRs utilized for the most recent years are based on the projected ultimate loss ratios of prior years adjusted for rate level changes, estimated loss cost trends and other quantifiable changes, as well as actuarial pricing indications.

•

D&O and E&O: These classes, which are significant components of the other liability line of business, are dominated by high layer excess-of-loss D&O business as well as E&O classes such as lawyers and accountants. Much of this business is domestic, although significant amounts are written out of the London branch. This business is reviewed separately by operating branch and for pro rata versus excess-of-loss contracts, treaty versus facultative and D&O separately from certain classes of E&O. Additionally, homogeneous groupings of accountants, lawyers, and architects and engineers risks may be reviewed separately. These classes are long tailed in nature, often characterized by very high attachment points. Therefore, B-F methods are generally relied upon for the most recent years due to the lack of mature reported experience. The selections for older years will often be based on the weighted average of the loss development methods and B-F methods. The selection of ELRs for these classes is generally analogous to that of the Excess Casualty class described above but with added emphasis on actuarial pricing indications, as these accounts are often very large and are virtually all actuarially reviewed before the business is underwritten.

•

Healthcare Professional: This business, which is the most significant component of TRH’s medical malpractice line of business, is reviewed separately for treaty and facultative contracts. Pro rata contracts are reviewed separately from excess-of-loss contracts. There is significant volume in all categories. This class is also quite long tailed due to the excess-of-loss nature of most of the contracts. Due to the lack of mature reported experience, B-F methods are generally utilized for the most recent five underwriting years with some weight given to the loss development methods for earlier years. Because almost all of these accounts are actuarially priced, the indications from these reviews are critical to the selection of the ELRs.

•

Shorter tailed lines: These would include the property lines of business, such as fire and homeowners, A&H and certain marine and energy classes. These lines are written out of several of TRH’s worldwide offices and the reserves are reviewed separately for each operating branch. Where sufficiently credible experience exists, these lines are generally reviewed after segregating pro rata contracts from excess-of-loss contracts. As a reinsurer, these lines do not develop to ultimate loss as quickly as when written on a primary basis; however, they are significantly shorter tailed than the casualty classes discussed earlier. For these classes, a combination of loss development methods and B-F methods are used. Generally, selections for all but the most recent few years are based on loss development methods with the most recent years based on weightings of loss development and expected loss ratio indications.

A comprehensive annual loss reserve review is conducted in the fourth quarter of each year. These reviews are conducted in full detail for each class or line of business for each underwriting office and consists of more than one hundred individual analyses. In completing these detailed actuarial reserve analyses significant actuarial judgment is often employed. TRH is required to make numerous assumptions, including the selection of loss development factors and ELRs. Additionally, TRH needs to select the most appropriate actuarial method(s) to employ for each class of business.

Triangles of written premium, paid losses and incurred losses are organized by underwriting year evaluated at six month intervals. The data triangles are split by branch, contract type (i.e., treaty versus facultative), line of business and often between excess-of-loss and pro rata business. The line of business groupings vary by branch and are reviewed annually to ensure a proper balance between homogeneity and credibility of data. In the loss development methods, paid and incurred losses by underwriting year are projected to an ultimate basis by applying appropriate age to ultimate development factors to the inception to date paid and incurred losses. The development factors are selected based on curves fitted to the historical average which best represent the data. In the B-F methods, estimates of unpaid and unreported losses are arrived at by multiplying underwriting year earned premium by an ELR and an estimated percentage of unpaid or unreported losses. These percentages of unpaid or unreported losses are derived from the loss development factors described above. These methods yield an indication of the ultimate losses for each underwriting year. The indicated incurred but not reported (“IBNR”) reserve need is then determined (by year, by line of business) by subtracting the reported losses (which are equal to the sum of inception to date paid losses and the case reserves as of the balance sheet date) from the indicated ultimate losses.

In the course of these detailed loss reserve reviews, which are performed by year and by line of business, a point estimate of the loss reserve need is determined. Differences between the indications arising from the various methods are analyzed to understand the drivers of these differences, so that TRH can make a selection based on the methods that are believed to be most appropriate for that line of business. Frequently, the selection is based on an average of the various indications, giving the most weight to the indications deemed most appropriate. Generally speaking, TRH is often able to give more weight to loss development indications for more mature years where credible reported losses exist, as opposed to the more current years, where the B-F method is often highly relied upon due to the lack of credible and mature reported experience. When the actuarial point estimate is compared to the carried reserve, it is recognized that there is an implicit range around the indicated point estimate whereby a carried reserve within that range may be considered reasonable. TRH reviews the appropriateness of the held reserves relative to the indicated point estimate considering many factors. These factors may include, but are not limited to, the amount and direction of any difference between the point estimate and the held reserve, any operational issues which may be difficult to actuarially quantify, various actuarial assumptions on which management may want additional input or any observations regarding optimism or conservatism which management may believe need to be considered. Thus, the carried reserves, as determined by management, may be more or less than the actuarially determined point estimate. As of December 31, 2007, TRH’s carried loss and LAE reserves, net of related reinsurance recoverable, were $6.90 billion and were equal to the actuarial point estimate. As of December 31, 2006, the indicated point estimate was within 0.5% of the carried reserve.

There is potential for significant variation in the development of loss reserves when actual costs differ from those costs implied by the assumptions used to test the loss reserves. This is particularly true for assumed reinsurance of long-tail casualty classes. Among the most critical assumptions are those made for ELRs and loss development factors.

TRH’s annual loss reserve review for 2007 did not include the calculation of a range of loss reserve estimates. Because management does not believe it can currently assign credible probabilistic values to a range, a better understanding of the volatility of loss reserve estimates can be gained via an analysis of the sensitivity of these estimates to changes in the critical assumptions used in the loss reserve review process as opposed to creating a range.

An analysis of the sensitivity of the loss reserve indications to these key assumptions can be performed by measuring the effect of various changes to the assumptions utilized in the reviews. The assumptions made regarding factors considered in the sensitivity analysis, such as loss trends, ELRs and loss development factors, are generally consistent with TRH’s historical experience. Loss development factors, for example, which are used to project reported paid and incurred losses to an ultimate incurred loss, are selected based on the curves fitted to the historical averages which best represent the data. ELRs are based on the ultimate loss ratios for the more mature years adjusted for changes in the rate levels and other quantifiable factors to enable the ELRs to remain consistent with historical experience. In general, it is believed that the vast majority of potential volatility in the loss reserves results from the longer tailed lines of business. For the purpose of these sensitivity analyses, only loss reserves from these longer tailed lines, which represent approximately 65% of total loss reserves, were included in the calculations. Additionally, only those underwriting years where it is believed reasonable for deviations from the original assumptions to occur were utilized. Generally, the last 12 years were included in the analysis. This sensitivity analysis was performed on unpaid losses and loss adjustment expenses (“gross loss reserves”) and net loss reserves. The results derived from these analyses were roughly equivalent.

While noting that there exists the potential for greater variations, TRH believes utilizing 5% to 10% changes to the assumptions made for both loss development factors and ELRs provide reasonable benchmarks for a sensitivity analysis of the loss reserve estimates. For example, changing the ELRs by 5 percentage points has an impact of about $155 million (either positively or negatively) on the loss reserve estimate. While less likely for most classes of business, we note that changing the ELRs by 10 percentage points has an effect of about $310 million. As previously described, another key assumption is the selection of loss development patterns. The effect of a 5% deviation from the loss development factors utilized in the loss reserve review would be about $285 million. Similarly, a 10% deviation would impact the reserve estimate by about $565 million. Because a downward deviation of 5% or 10% results in negative future development of reported losses for certain years, this scenario is not believed to be as likely as that of an upward deviation of this amount.

Due to the assumptions and methodologies utilized by TRH in its reviews of longer tailed classes of business, changes to the ELRs generally have a much greater impact on the assessment of loss reserves for the most recent few underwriting years while deviations from the loss development factors utilized in the reviews generally are more critical to the loss reserve indications for older underwriting years (i.e., 2002 and prior). Management believes that it is reasonable to simultaneously vary both of the assumptions previously discussed by 5%. The effect of varying these assumptions together by 5% is about $450 million. Increasing these assumptions by 10% simultaneously adds approximately $900 million to the reserve estimates, although management considers this scenario to be significantly less likely than the 5% scenario previously discussed. We also note that the classes of business for which these assumptions are most critical are medical malpractice and D&O, particularly for excess-of-loss business, and excess casualty.

Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses. The majority of TRH’s environmental and asbestos-related net loss reserves arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including loss and loss adjustment expenses incurred but not reported, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

See discussion of net adverse development on losses occurring in prior years (which includes a discussion of the causative factors of such net adverse development) under Results of Operations and further discussion and detail information about gross loss reserves under Financial Condition and Liquidity.

Fair Value Measurements of Financial Instruments

TRH measures financial instruments in its trading and available for sale securities portfolios at fair value and discloses the fair value of its fixed maturities held to maturity. Fair value is the amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other than active markets or financial instruments that do not have quoted prices, have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.

TRH maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The large majority of TRH’s securities are valued using observable inputs. TRH obtains market price data to value financial instruments whenever such information is available. Market price data generally is obtained from market exchanges or dealer quotations. The types of instruments valued based on market price data include government and agency securities, equities listed in active markets and investments in publicly traded mutual funds with quoted market prices.

TRH estimates the fair value of fixed maturities not traded in active markets by referring to traded securities with similar attributes and using a matrix pricing methodology. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer and other relevant factors. The types of fixed maturities not traded in active markets include municipal bonds, most corporate bonds and most asset-backed and collateralized (including mortgage-backed) securities.

For fixed maturity and equity instruments that are not traded in active markets, valuations are adjusted to reflect illiquidity, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

TRH obtains the fair value of its investments in limited partnerships from information provided by the general partner or manager of each of these investments, the accounts of which generally are audited on an annual basis.

Subsidiaries of AIG manage the investments and perform investment recordkeeping services for TRH. In a recently filed Form 8-K, AIG reported that their independent auditors had concluded and advised AIG that as of December 31, 2007, AIG had a material weakness in its internal control over financial reporting and oversight relating to the fair value valuation of the super senior credit default swap portfolio of AIG Financial Products and AIG Trading Group Inc., including their respective subsidiaries (collectively, “AIGFP”). TRH’s portfolio does not contain any of these instruments, and TRH has determined that the control weakness identified by AIG’s independent auditors did not affect any class of TRH’s investments.

Other-Than-Temporary Impairments

TRH evaluates its investments for other-than-temporary impairments. The determination that a security has incurred an other-than-temporary impairment in value and the amount of any loss recognition requires the judgment of TRH’s management and a continual review of its investments.

TRH evaluates its investments for other-than-temporary impairment such that a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25% or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine consecutive months or longer);

•

The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court supervised reorganization of insolvent enterprises; (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•	TRH may not realize a full recovery on its investment, regardless of the occurrence of one or more of the foregoing events.

The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which TRH could not reasonably assert that the recovery period would be temporary.

At each balance sheet date, TRH evaluates its securities holdings with unrealized losses. When TRH does not intend to hold such securities until they have fully recovered their cost basis, based on the circumstances at the date of evaluation, TRH records a realized capital loss. If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.

TRH has the ability to hold any fixed maturity security to its stated maturity, including fixed maturities classified as available for sale. Therefore, the decision to sell any fixed maturity security classified as available for sale reflects the judgment of management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management’s judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale.

Premium Revenues

Management must make certain judgments in the determination of premiums written and earned by TRH. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. Generally for excess-of-loss treaty contracts, premiums are recorded as written based on contract terms and are earned ratably over the terms of the related coverages provided. In recent years, treaty contracts have generated approximately 96% of TRH’s premium revenues. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

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

TRH’s financial statements reflected estimates of gross premiums written, commissions and premium balances receivable, for which data had as yet to be reported by cedants as of December 31, 2007 and 2006, as follows:

2007	Gross Premiums Written	Commissions	Premiums Balances Receivable
Major Class
	(in thousands)
Casualty:
Other liability	$118,914	$32,837	$86,077
Medical malpractice	44,788	11,396	33,392
Ocean marine and aviation	40,553	2,052	38,501
Auto liability	19,925	4,824	15,101
Accident and health	13,507	3,958	9,549
Surety and credit	7,250	2,336	4,914
Other	27,594	8,681	18,913

Total casualty	272,531	66,084	206,447

Property:
Fire	80,110	23,828	56,282
Allied lines	32,480	5,541	26,939
Auto physical damage	10,318	2,254	8,064
Homeowners multiple peril	3,021	943	2,078
Other	5,432	1,691	3,741

Total property	131,361	34,257	97,104

Total	$403,892	$100,341	$303,551

2006	Gross Premiums Written	Commissions	Premiums Balances Receivable
Major Class
	(in thousands)
Casualty:
Other liability	$153,959	$38,213	$115,746
Medical malpractice	27,220	5,869	21,351
Ocean marine and aviation	70,293	9,443	60,850
Auto liability	20,091	5,057	15,034
Accident and health	32,835	8,870	23,965
Surety and credit	22,666	8,110	14,556
Other	42,870	10,411	32,459

Total casualty	369,934	85,973	283,961

Property:
Fire	49,481	11,221	38,260
Allied lines	50,178	7,483	42,695
Auto physical damage	5,102	1,356	3,746
Homeowners multiple peril	2,811	746	2,065
Other	12,346	2,945	9,401

Total property	119,918	23,751	96,167

Total	$489,852	$109,724	$380,128

TRH has provided no allowance for bad debts relating to the premium estimates based on its historical experience, general profile of its cedants and the ability TRH has in most cases to significantly offset these premium receivables with losses and LAE or other amounts payable to the same parties.

Deferred Acquisition Costs

Acquisition costs, consisting primarily of net commissions incurred on business conducted through reinsurance contracts or certificates, are deferred and then amortized over the period in which the related premiums are earned, generally one year. The evaluation of recoverability of acquisition costs to be deferred considers the expected profitability of the underlying treaties and facultative certificates, which may vary materially from actual results. If the actual profitability varies from the expected profitability, the impact of such differences is recorded, as appropriate, when actual results become known and may have a material effect on results of operations.

Operational Review

Results of Operations

TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

	Years Ended December 31,
	2007		2006		2005
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount	Change From Prior Year
	(dollars in millions)
Net premiums written	$3,952.9	8.8%	$3,633.4	4.8%	$3,466.4	(7.5)%
Net premiums earned	3,902.7	8.3	3,604.1	6.5	3,385.0	(7.5)
Net investment income	469.8	8.1	434.5	26.6	343.2	11.9

Net premiums written increased in 2007 compared to 2006. The sources of the most significant growth were premiums generated by domestic regional offices which were opened during 2006 but generated minimal premium volume in that year, increased international other liability business and A&H premiums generated by TRZ. In addition, the impact of changes in foreign currency exchange rates contributed significantly to premium growth as shown in the table below. Excluding the impact of the change in foreign currency exchange rates, net premiums written would have increased by approximately 6.4% in 2007 compared to 2006. In general, premium fluctuations reflect prevailing market conditions in recent periods as discussed earlier in MD&A. Premium growth continues to be mitigated by increased ceding company retentions in certain lines.

The increase in net premiums written in 2006 compared to 2005 generally reflected prevailing market conditions in recent periods. Excluding the impact of the reduction in net ceded reinstatement premiums and the impact of changes in foreign currency exchange rates, net premiums written would have increased approximately 2.5% in 2006 compared to 2005. In 2007 and 2006, as compared to the respective immediately prior year, premium increases were primarily from treaty business. On a worldwide basis, casualty lines business represented 71.0% of net premiums written in 2007 versus 73.3% and 70.2% in 2006 and 2005, respectively. The balance represented property lines. Treaty business represented 96.3% of net premiums written in 2007 versus 95.3% and 95.5% in 2006 and 2005, respectively. The balance represented facultative accounts.

The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in 2007 and 2006 compared to its respective immediately prior year.

	2007	2006
Increase in original currency	6.4%	4.4%
Foreign exchange effect	2.4	0.4
Increase as reported in U.S. dollars	8.8	4.8

Domestic net premiums written increased in 2007 by $196.8 million, or 11.2%, from the prior year to $1,948.0 million, with the large majority of that increase emanating from domestic regional offices which were opened during 2006. Significant increases in domestic net premiums written were recorded in the property ($142.8 million), medical malpractice ($58.8 million) and auto liability ($48.2 million) lines. These increases were partially offset by a significant decrease in the A&H ($23.0 million) line.

International net premiums written increased in 2007 by $122.6 million, or 6.5%, from the prior year to $2,004.9 million due largely to the impact of changes in foreign currency exchange rates compared to the U.S. dollar. Significant increases in the London ($68.7 million), Paris ($30.1 million) and Toronto ($14.1 million) branches and in TRZ ($24.1 million) were partially offset by a significant decrease in the Miami branch ($11.5 million). Of the $122.6 million increase in international net premiums written, $88.5 million is attributable to changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business. Significant increases in international net premiums written were recorded in the other liability (principally D&O, E&O and the general casualty class) ($43.9 million), A&H ($40.8 million), property ($33.3 million) and boiler and machinery ($22.8 million) lines. These increases were partially offset by a significant decrease in the auto liability ($46.8 million) line. International business represented 50.7% of 2007 net premiums written compared to 51.8% in 2006.

Domestic net premiums written increased in 2006 by $182.9 million, or 11.7%, from the prior year to $1,751.2 million due to generally favorable market conditions in certain lines and reduced net ceded reinstatement premiums. Significant increases in domestic net premiums written were recorded in the other liability ($153.1 million), A&H ($33.3 million) and auto liability ($33.0 million) lines. These increases were partially offset by a significant decrease in the surety ($21.5 million) line.

International net premiums written in 2006 totaled $1,882.2 million, a decrease of $15.8 million from 2005 due in part to some weakness in market conditions in Europe and increased ceding company retentions. Significant decreases in TRZ ($26.6 million) and the Paris ($16.5 million) and London ($14.8 million) branches were mostly offset by significant increases in the Miami ($37.1 million) and Toronto ($14.6 million) branches. The increased premium volume in the Miami branch benefited from favorable market conditions in Latin America following significant catastrophe losses affecting the region in 2005. International net premiums written decreased significantly in the auto liability ($53.4 million) and property ($48.9 million) lines. These decreases were partially offset by significant increases in the ocean marine ($41.9 million), credit ($25.1 million) and A&H ($24.0 million) lines. The overall change in international net premiums written includes the impact of changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business as discussed earlier. International business represented 51.8% of 2006 net premiums written compared to 54.8% in 2005.

Reinstatement premiums were not significant in 2007 and 2006. Net premiums written and earned in 2005 include net ceded reinstatement premiums (relating to catastrophe losses) of $61.1 million (gross $72.3 million; ceded $133.4 million), principally relating to domestic operations, of which $19.1 million relates to gross adverse development on catastrophe events occurring in 2004. (See Note 9.)

Generally, reasons for changes in gross premiums written between years are similar to those for net premiums written, except as discussed earlier as regards reinstatement premiums and changes in premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates (see Note 15 of Notes to Consolidated Financial Statements (“Note 15”)). The decrease in ceded premiums written and earned in 2006 compared to 2005 is due to a reduction in ceded reinstatement premiums relating to 2005 and 2004 catastrophes, partially offset by increases in premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates.

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

Net investment income increased in 2007 compared to 2006 principally due to an increase in fixed maturity income, resulting mostly from investment returns from continued positive operating cash flows. The strengthening of foreign currencies against the U.S. dollar increased net investment income by approximately $9 million in 2007 compared to 2006. Net investment income increased in 2006 compared to 2005 due generally to investment returns from continued positive operating cash flows, the investment of the net proceeds from issuance of $750 million principal amount senior notes in December 2005 and increases in investment income from limited partnerships. (See Note 3(b) of Notes to Consolidated Financial Statements for a breakdown of the components of net investment income and the cash flow discussion under Financial Condition and Liquidity.)

For 2007, 2006 and 2005, the pre-tax effective yields on investments were 3.9%, 4.2% and 3.9%, respectively. The pre-tax effective yield on investments represents net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash. The reduction in investment yield in 2007 compared to 2006 resulted in part from the growth in securities lending collateral, which generates minimal net investment income because investment income earned from invested collateral is reduced by interest payable to the collateral provider. The reduction in pre-tax effective yields also resulted in part from a decline in investment return from the equities trading portfolio and a slight reduction of investment income from limited partnerships. Generally, market interest rates on fixed maturities increased during the first half of 2006, losing much of that increase in the second half of the year. The increase in the pre-tax effective yield on investments in 2006 compared to 2005 was due in part to increased investment income from limited partnerships offset in part by a significant increase in 2006 in securities lending collateral, which produces minimal net investment income. In addition, a portion of the increase in investment yield in 2006 compared to 2005 relates to the investment in December 2005 of significant net proceeds from the issuance of senior notes. Such investments generated limited investment income in 2005, due to the minimal amount of time that they were owned. (See Note 2(c) of Notes to Consolidated Financial Statements (“Note 2(c)”).)

Realized net capital gains totaled $9.4 million in 2007, $10.9 million in 2006 and $39.9 million in 2005. Realized net capital gains result in part from investment dispositions, which reflect TRH’s investment and tax planning strategies to maximize after-tax income, and write-downs of securities that, in the opinion of management, had experienced a decline in fair value that was other-than-temporary. Such write-downs in 2007 totaled $2.5 million relating to fixed maturities available for sale and $24.7 million relating to equities available for sale, principally common stocks. Given the unrest in the equity markets and uncertainty in the economy as a whole at year-end 2007 which caused declines in the fair values of certain equities, TRH could not assert that certain of these equities would be held to recovery. Therefore, TRH determined that such equities were other than temporarily impaired and recorded write-downs to fair value. Write-downs in 2006 totaled $1.3 million relating to fixed maturities available for sale and $0.1 million relating to equities available for sale. Such write-downs in 2005 totaled $1.7 million relating to equities available for sale. Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recovered depending on market conditions at the time of disposition. (See Note 2(c) for criteria used in determination of such write-downs.) In addition, realized net capital gains in 2007 and 2006 were reduced by net foreign currency transaction losses, principally relating to non-functional currencies, of $24.6 million and $11.2 million, respectively.

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

The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the years indicated:

	Years Ended December 31,
	2007	2006	2005
Consolidated:
Loss ratio	67.6%	68.3%	85.0%
Underwriting expense ratio	27.7	27.7	27.0
Combined ratio	95.3	96.0	112.0

Domestic:
Loss ratio	74.2%	77.5%	103.6%
Underwriting expense ratio	25.9	25.6	25.6
Combined ratio	100.1	103.1	129.2
International:
Loss ratio	61.1%	60.1%	70.7%
Underwriting expense ratio	29.5	29.6	28.2
Combined ratio	90.6	89.7	98.9

The improvement in the loss ratio for consolidated TRH in 2007 compared to 2006 reflects improvement from domestic operations partially offset by deterioration from international operations. The loss ratio for consolidated TRH in 2007 benefited from lower net adverse loss reserve development, partially offset by increased net catastrophe costs. The improvement in the loss ratio for consolidated TRH in 2006 as compared to 2005 reflects improvements from both domestic and international operations. Two factors in the improvement in the loss ratio for consolidated TRH in 2006 compared to 2005 are lower net catastrophe costs and, to a much lesser extent, lower net adverse loss reserve development, primarily from domestic operations. In the aggregate, catastrophe costs and estimated net adverse loss reserve development added 3.4%, 5.0% and 23.4% to the consolidated TRH combined ratio in 2007, 2006 and 2005, respectively.

2007 includes net catastrophe costs of $55.2 million principally relating to European Windstorm Kyrill and floods in the U.K. Net catastrophe costs in the aggregate added 1.4%, 0.4% and 2.4% to the 2007 combined ratios for consolidated, domestic and international, respectively. (See Note 9 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums. See discussion in Catastrophe Exposure of the magnitude of TRH’s catastrophe exposures.)

In addition, in 2007, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2006 and prior years needed to be increased as a result of greater than expected loss activity in 2007. As a result of that determination, TRH increased net losses and LAE incurred by $88.4 million, representing significant net adverse development in 2007 of losses occurring in all prior years. This net adverse development was comprised of $368.9 million relating to losses occurring in 2002 and prior, partially offset by net favorable development of $280.5 million, principally relating to losses occurring in 2006 and, to a lesser extent, 2005 and 2004. The detail of the $88.4 million net adverse development by line of business relating to all prior years is presented in the table below:

Lines of Business	Net Loss Reserve at December 31, 2006	Year-end 2006 Net Reestimated Liability at Year-end 2007	Amount of Reestimation (Deficiency) Redundancy(1)
	(in thousands)
Other liability	$2,558,979	$2,780,364	$(221,385)
Medical Malpractice	926,906	964,977	(38,071)
Fire	461,105	377,473	83,632
Allied lines	113,335	69,990	43,345
Homeowners multiple peril	50,838	16,662	34,176
Other, net	2,096,057	2,086,134	9,923

Total	$6,207,220	$6,295,600	$(88,380)

(1)	Amount of reestimation represents the amount of net losses and LAE incurred in 2007 relating to losses occurring in 2006 and prior years.

As presented in the table above, the line of business with the most significant net adverse development recorded in 2007 was the other liability line, arising principally from losses occurring between 1998 and 2002. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, significant net adverse development was recorded in 2007 in the medical malpractice line, arising principally from losses occurring between 1998 and 2002. These increases to incurred losses were offset in part by net favorable development occurring most significantly in the fire line, arising principally from losses occurring in 2006, and in the allied lines and homeowners multiple peril lines, each arising principally from losses occurring between 2004 and 2006. (See Note 9 for amounts included in net adverse development that relate to catastrophe losses.)

The net adverse development arising from losses occurring in years 1998 through 2002, which represent the great majority of the 2002 and prior development, generally relates to the fact that for many classes within these years, ceding companies continue to experience increased loss costs relative to expectations coupled with an unexpected lengthening of the loss emergence patterns. Generally, loss activity was greater than expected from losses occurring in the D&O and E&O classes, which continued to be impacted by claims relating to corporate bankruptcies and IPO allocation/laddering claims. Also, classes such as Excess Umbrella and Architects & Engineers were impacted by construction defect and other late reported high layer excess claims to a greater extent than expected. Contributing to this increase is the fact that many policies during this period covered underlying contracts that extended over multiple years, which contributed to recent reported loss activity exceeding previous expectations. This has led to an increase in both the frequency and severity of claims entering the reinsured excess-of-loss coverage layers at later points in time than had previously been experienced. The favorable development in accident years 2004 through 2006 results from favorable loss trends.

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

Based on information presently available, TRH believes its current loss reserves are adequate, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of December 31, 2007 and thus, have a material adverse effect on future net income, financial condition and cash flows.

For 2007 compared to 2006, the changes in gross and ceded losses and LAE incurred each include the effect of a $151 million decrease in losses and LAE incurred relating to business assumed from an affiliate which, by prearrangement with TRH, was then ceded in an equal amount to other affiliates (see Note 15). In addition, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses as discussed in Note 9.

There were no significant net catastrophe costs for events occurring in 2006. Net catastrophe costs (relating to events principally occurring in 2005) in the aggregate added 0.8%, 1.1% and 0.6% to the 2006 combined ratios for consolidated, domestic and international, respectively.

However, in 2006, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2005 and prior years needed to be increased as a result of greater than expected loss activity in 2006. As a result of that determination, TRH increased net losses and LAE incurred by $181.1 million, representing significant net adverse development in 2006 of losses occurring in all prior years. This net adverse development was comprised of $339.7 million relating to losses occurring in 2002 and prior, partially offset by favorable development of $158.6 million relating primarily to 2005. The detail of the $181.1 million net adverse development by line of business relating to all prior years is presented in the table below:

Lines of Business	Net Loss Reserve at December 31, 2005	Year-end 2005 Net Reestimated Liability at Year-end 2006	Amount of Reestimation (Deficiency) Redundancy(1)
	(in thousands)
Other liability	$2,272,605	$2,464,599	$(191,994)
Fire	503,396	374,606	128,790
Homeowners multiple peril	128,839	92,526	36,313
Medical malpractice	826,558	861,489	(34,931)
Fidelity	147,921	176,037	(28,116)
Ocean marine and aviation	499,305	521,074	(21,769)
Other, net	1,311,819	1,381,240	(69,421)

Total	$5,690,443	$5,871,571	$(181,128)

(1)	Amount of reestimation represents the amount of net losses and LAE incurred in 2006 relating to losses occurring in 2005 and prior years.

As presented in the table above, the line of business with the most significant net adverse development recorded in 2006 was the other liability line, arising principally from losses occurring in 2000 to 2002 for reasons similar to those discussed earlier for the other liability line development in 2007. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, significant net adverse development was recorded in 2006 in the medical malpractice line, arising principally from losses occurring between 1998 and 2002, the fidelity line, arising principally from losses occurring between 1999 and 2005, and the ocean marine and aviation line, arising principally from losses occurring in 2005. The large majority of such net adverse development related to domestic operations. These increases to incurred losses were offset in part by net favorable development occurring most significantly in the fire line, arising principally from losses occurring in 2005, and the homeowners multiple peril line, arising principally from losses occurring between 2004 and 2005. (See Note 9 for amounts included in net adverse development that relate to catastrophe losses.)

The main reason for the decrease in gross and ceded losses and LAE incurred in 2006 compared to 2005 is the decrease in gross and ceded catastrophe losses (see Note 9) in 2006 partially offset by a $199 million increase in gross and ceded losses and LAE incurred relating to business assumed from an affiliate which, by prearrangement with TRH, was then ceded in an equal amount to other affiliates.

TRH’s 2005 results include net catastrophe costs of $543.9 million (domestic $385.8 million; international $158.1 million) principally relating to Hurricanes Katrina, Rita and Wilma and, to a lesser extent, to Central European floods and European Windstorm Erwin. Such net catastrophe costs include net ceded reinstatement premiums of $61.1 million (domestic $56.2 million; international $4.9 million). Approximately $123.9 million of net catastrophe costs included in international operations relate to hurricanes occurring in the Americas. Net catastrophe costs in the aggregate added 16.0%, 26.3% and 8.2% to the combined ratios for consolidated TRH, domestic and international, respectively.

In addition, in 2005, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2004 and prior years needed to be increased as a result of greater than expected loss activity in 2005. As a result of that determination, TRH increased net losses and LAE incurred by $268.8 million, representing significant net adverse development in 2005 of losses occurring in all prior years. This net adverse development was comprised of $524.9 million relating to losses occurring in 2002 and prior, partially offset by favorable development of $256.1 million relating primarily to 2004 and, to a lesser extent, to 2003. The detail of the $268.8 million net adverse development by line of business relating to all prior years is presented in the table below:

Lines of Business	Net Loss Reserve at December 31, 2004	Year-end 2004 Net Reestimated Liability at Year-end 2005	Amount of Reestimation (Deficiency) Redundancy(1)
	(in thousands)
Other liability	$1,800,415	$2,166,198	$(365,783)
Fire	439,680	340,281	99,399
Medical malpractice	715,739	780,119	(64,380)
Ocean marine and aviation	462,167	420,075	42,092
Homeowners multiple peril	87,444	63,962	23,482
Other, net	1,475,164	1,478,810	(3,646)

Total	$4,980,609	$5,249,445	$(268,836)

(1)	Amount of reestimation represents the amount of net losses and LAE incurred in 2005 relating to losses occurring in 2004 and prior years.

As presented in the table above, the lines of business with the most significant net adverse development recorded in 2005 were the other liability line, arising principally from losses occurring in 1996 to 2002 for reasons similar to those discussed earlier for the other liability line development in 2007, and the medical malpractice line, arising principally from losses occurring between 1997 and 2001. The large majority of such net adverse development related to domestic operations. These increases to incurred losses were offset in part by net favorable development occurring most significantly in the fire line, which arose principally from losses occurring in 2004, and in the ocean marine and aviation line, which arose principally from losses occurring in 2001 through 2004. (See Note 9 for amounts included in net adverse development that relate to catastrophe losses.)

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

The underwriting expense ratio for consolidated TRH remained level in 2007 compared to 2006 due to a decrease of 0.1% in the commission expense component, offset by an increase of 0.1% in the other underwriting expense component.

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

In December 2005, the Company completed a public offering of $750 million principal amount of its 5.75% senior notes due in 2015 (the “Senior Notes”). The Senior Notes remained outstanding at December 31, 2007 and 2006. Interest expense incurred in connection with the Senior Notes totaled $43.4 million, $43.4 million and $2.1 million in 2007, 2006 and 2005, respectively. Interest paid on the Senior Notes totaled $43.1million, $43.1 million and nil in 2007, 2006 and 2005, respectively.

General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”), which was acquired in 2007, are the primary components of “other, net” expenses on the Consolidated Statement of Operations. PRMS is an insurance program manager specializing in professional liability insurance services, including underwriting, claims, and risk management, for individual healthcare providers, group practices, facilities and organizations. The increase in “other, net” in 2007 compared to 2006 is due to PRMS expenses and an increase in general corporate expenses.

Income (loss) before income taxes was $595.8 million in 2007, $539.9 million in 2006 and $(46.1) million in 2005. The increase in income before income taxes in 2007 compared to 2006 resulted primarily from increased underwriting profit (loss) and net investment income. The increased underwriting profit (loss) in 2007 reflected increased net premiums earned together with a lower combined ratio benefiting largely from decreased net adverse loss reserve development offset in part from higher catastrophe costs in 2007 compared to 2006 which together had the impact of increasing income before income taxes in 2007 by $47.7 million. The increase in income (loss) before income taxes in 2006 compared to 2005 resulted primarily from increased underwriting profit (loss) and net investment income offset in part by increased interest expense and decreased realized net capital gains, each in 2006 as compared to 2005. The increased underwriting profit (loss) in 2006 resulted primarily from lower pre-tax net catastrophe costs and lower net adverse loss reserve development. The lower pre-tax net catastrophe costs and lower net adverse loss reserve development in the aggregate increased income (loss) before income taxes by approximately $618.4 million in 2006 compared to 2005.

Federal and foreign income tax expense (benefit) of $108.6 million, $111.8 million and $(84.0) million were recorded in 2007, 2006 and 2005, respectively. The 2005 tax benefit, which exceeds the amount of pre-tax loss in 2005, resulted from TRH carrying its current year tax net operating loss back to prior years ($61.2 million current tax benefit on the Consolidated Statement of Operations and a current tax recoverable in the same amount included in other assets on the Consolidated Balance Sheet) and recording a deferred tax benefit on the Consolidated Statement of Operations (also included on the Consolidated Balance Sheet as a deferred tax asset) of $20.9 million for a minimum tax credit carryforward. In 2007 and 2006, TRH generated an additional $32.9 million and $6.6 million, respectively, of deferred tax benefits from minimum tax credit carryforwards.

The Company and its domestic subsidiaries (which includes foreign operations) file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

The effective tax rates, which represent the sum of current and deferred income taxes (benefits) divided by income (loss) before income taxes, were 18.2% in 2007, 20.7% in 2006 and 182.2% in 2005. The decrease in the effective tax rate in 2007 compared to 2006 was primarily attributable to the recognition of a previously uncertain tax benefit of $5.3 million, dividends received deduction and additional tax credits approximating $4.6 million and interest income anticipated of $4.3 million on net tax refunds. (See Note 4 of Notes to Consolidated Financial Statements.)

With respect to the unusual effective tax rate in 2005, it is important to note that while the actual tax benefit derived from tax-exempt interest income and the dividends received deduction in 2005 is not significantly different from 2006, the percentage impact in the effective tax rate calculation from such items is significantly greater. The greater impact is caused by the fact that income (loss) before income taxes (i.e., denominator in the effective tax rate calculation) is a lower absolute value in 2005 compared to 2007 and 2006, due largely to the greater amount of catastrophe costs in 2005. The effective tax rates for 2007 and 2006 reflect the fact that there were no significant net catastrophe costs during those years.

Net income and net income per common share on a diluted basis, respectively, were as follows: 2007—$487.1 million, $7.31; 2006—$428.2 million, $6.46; 2005—$37.9 million, $0.57. Reasons for the changes between years are as discussed earlier. (See Note 8 of Notes to Consolidated Financial Statements.)

Segment Results

(a) Domestic:

2007 compared to 2006—Domestic revenues increased from the prior year due principally to increases in net premiums written, for reasons discussed earlier in MD&A, net of the difference in the change in unearned premiums between years and, to lesser extents, increased realized net capital gains, despite significant impairment write-downs in the equities portfolio, and net investment income. The increase in net premiums earned in 2007 occurred primarily in the property, other liability, medical malpractice and auto liability lines offset in part by a significant decrease in the fidelity and A&H lines. The increase in net investment income is due in part to continued positive operating cash flows, offset in part by a reduced investment return from the equities trading portfolio. Income before income taxes for 2007 increased due primarily to a decrease in underwriting loss and, to lesser extents, increases in realized net capital gains and net investment income, partially offset by increases in general corporate expenses and expenses relating to PRMS, acquired in 2007. The decrease in underwriting loss is due in part to improved loss experience in calendar year 2007.

2007 includes net catastrophe costs of $8.0 million relating to catastrophe events occurring in 2005. 2006 includes net catastrophe costs of $18.2 million relating to catastrophe events occurring in prior years.

Assets increased $208 million in 2007 due largely to a $490 million increase in investments and cash, partially offset by a $334 million decrease in reinsurance recoverable on paid and unpaid losses and LAE. The increase in investments and cash was due largely to $550.5 million of net operating cash inflows.

2006 compared to 2005—Domestic revenues increased from the prior year due primarily to increases in net premiums earned, for reasons similar to those discussed earlier in MD&A for the increase in net premiums written, and, to a lesser extent, increased net investment income offset in part by a decrease in realized net capital gains. The increase in net premiums earned in 2006 occurred primarily in the other liability, property, A&H and auto liability lines offset in part by a significant decrease in the surety line. The increase in net investment income in 2006 is due in part to investment returns from the investment of the $745 million net proceeds from the issuance of the Senior Notes, continued positive operating cash flows and increases in investment income from limited partnerships. Income (loss) before income taxes for 2006 increased due primarily to an increase in underwriting profit (loss) and, to a lesser extent, by increased net investment income. The increase in underwriting profit (loss) is caused principally by decreased net catastrophe costs, which totaled $18.2 million in 2006 compared to $385.8 million in 2005. Both years included significant adverse development of losses occurring in prior years, though such development was lower in 2006 then 2005, in certain more volatile casualty classes, as discussed earlier under Results of Operations.

Assets increased $247 million in 2006 as increases in investments and cash were partially offset by reductions in reinsurance recoverable on paid and unpaid losses and LAE. The increase in investments and cash was due largely to $445.4 million of net operating cash flows.

(b) International—Europe (London and Paris branches and TRZ):

2007 compared to 2006—Revenues increased due to increases in net premiums earned and net investment income, partially offset by an increase in realized net capital losses, related in part to increased foreign exchange transaction losses. Revenues increased principally in the London and Paris branches. Net premiums earned increased principally in the other liability, A&H and medical malpractice lines offset in part by a significant decrease in the auto liability line. Income before income taxes for 2007 increased due primarily to increases in underwriting profit, despite a significant increase in catastrophe loss activity (as further discussed below) and increased net investment income offset in part by an increase in realized net capital losses. The increase in underwriting profit reflects a lower combined ratio from the London branch, reflecting improved loss experience, partially offset by a higher combined ratio from the Paris branch due to increased loss activity relating to catastrophe losses occuring in 2007.

2007 includes net catastrophe costs of $47.4 million principally relating to Windstorm Kyrill in Europe and floods in the U.K. 2006 includes net catastrophe costs of $16.9 million relating to catastrophe events occurring in prior years.

Assets increased $799 million in 2007 due largely to a $742 million increase in investments and cash. The increase in investments and cash was due in part to significant net operating cash inflows in recent periods.

2006 compared to 2005—Revenues decreased due principally to a decrease in net premiums earned in the London and Paris branches and, to a lesser extent, a decrease in realized net capital gains (losses), partially offset by increased net investment income. Net premiums earned decreased principally in the auto liability, other liability and property lines offset in part by increases in the ocean marine, A&H and credit lines. The decrease in net premiums earned is due in part to some weakness in market conditions and increased ceding company retentions. Income before income taxes for 2006 increased due primarily to an increase in underwriting profit (loss) in the London branch and TRZ and, to a lesser extent, to increased net investment income in each location. The increase in underwriting profit (loss) is caused principally by decreased net catastrophe costs, which totaled $16.9 million in 2006 compared to $119.6 million in 2005.

Assets increased $1.37 billion in 2006 due largely to an increase of $1.1 billion in securities lending collateral, due to increased demand to borrow securities denominated in certain European currencies, and an increase of $400 million in fixed maturities available for sale reflecting significant positive operating cash flows in recent periods.

(c) International—Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

2007 compared to 2006—Revenues decreased in 2007 due to decreases in net premiums earned and realized net capital gains (losses), partially offset by an increase in net investment income. The decrease in net premiums earned generally occurred in the property, auto liability and A&H lines offset in part by an increase in the other liability line. Significant decreases in net premiums earned occurred in the Miami and Hong Kong branches, partially offset by a significant increase in net premiums earned from the Toronto branch. Income before income taxes decreased in 2007 due to a decrease in underwriting profit from the Miami branch, reflecting a significant increase in loss activity, and a decrease in realized net capital gains (losses), partially offset by increased net investment income.

2007 includes net catastrophe costs of ($0.2) million relating to events occurring in 2005. 2006 includes net catastrophe costs of ($6.4) million relating to catastrophe events occurring in prior years.

Assets increased $208 million in 2007 due largely to a $189 million increase in investments and cash. The increase in investments and cash was due in part to significant positive net operating cash flows in recent periods.

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

Assets increased by $284 million in 2006 due principally to increases in reinsurance recoverable from affiliates on paid and unpaid losses and LAE and increases in investments and cash.

Financial Condition and Liquidity

As a holding company, the Company’s assets consist primarily of the stock of TRC. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 14 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) In 2007 and 2006, the Company received cash dividends from TRC of $81.0 million and $88.0 million, respectively. As of December 31, 2007, TRC could pay dividends to the Company of $336.9 million without regulatory approval. In 2005, TRC, the primary operating subsidiary, received a capital contribution of $745 million from the Company. These funds were obtained by the Company in connection with its public offering of the Senior Notes. (See Note 6 of Notes to Consolidated Financial Statements.) The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses.

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

At December 31, 2007, total investments and cash were $12.76 billion compared to $11.34 billion at December 31, 2006. The increase was caused, in large part, by $1,026.8 million of cash provided by operating activities and $306.0 million from the net receipt of collateral from securities lending activities, offset by changes in net unrealized appreciation (depreciation) of investments which decreased investments and cash by $155.6 million (see discussion of the change in unrealized appreciation of investments, net of tax, below). In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments and cash are denominated increased total investments and cash by approximately $255 million.

The following table summarizes the investments and cash of TRH (on the basis of carrying value) as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,249,935	9.8%	$1,254,017	11.1%

Available for sale (at fair value):
Corporate	2,060,757	16.2	1,727,715	15.2
U.S. Government and government agencies	330,838	2.6	348,672	3.1
Foreign government	330,012	2.6	304,824	2.7
States, municipalities and political subdivisions	5,335,119	41.8	4,650,278	41.0
Asset-backed and collateralized securities	42,526	0.3	29,601	0.3

	8,099,252	63.5	7,061,090	62.3

Total fixed maturities	9,349,187	73.3	8,315,107	73.4

Equities:
Available for sale:
Common stocks	587,373	4.6	571,422	5.1
Nonredeemable preferred stocks	197,870	1.5	236,846	2.1

	785,243	6.1	808,268	7.2
Trading, principally common stocks	35,357	0.3	38,232	0.3

Total equities	820,600	6.4	846,500	7.5

Other invested assets	250,921	2.0	231,502	2.0
Securities lending collateral	2,012,031	15.8	1,694,841	14.9
Short-term investments	67,801	0.5	42,882	0.4
Cash and cash equivalents	255,432	2.0	205,264	1.8

Total investments and cash	$12,755,972	100.0%	$11,336,096	100.0%

Based on the composition of its investments and cash, TRH considers its liquidity to be adequate through the end of 2008 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities, approximately 42.0% of which will mature in less than 10 years. The average duration of these fixed maturities was 5.8 years as of December 31, 2007. Activity within the fixed maturities available for sale portfolio for the years under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity.

The following table summarizes the ratings of fixed maturities held to maturity and available for sale as of December 31, 2007:

	Aaa	Aa	A	Baa	Not Rated	Total
	(dollars in millions)
Held to maturity:
Non-asset-backed and collateralized	$1,002.7	$202.5	$44.7	$—	$—	$1,249.9

Available for sale:
Asset-backed and collateralized	20.3	—	11.2	11.0	—	42.5
Non-asset-backed and collateralized	5,123.3	2,530.1	367.2	22.8	13.4	8,056.8

Total available for sale	5,143.6	2,530.1	378.4	33.8	13.4	8,099.3

Total fixed maturities (1)	$6,146.3	$2,732.6	$423.1	$33.8	$13.4	$9,349.2

Percent of total fixed maturities	65.7%	29.2%	4.5%	0.4%	0.2%	100.0%

(1)

Of the non-asset-backed and collateralized fixed maturities rated Aaa, approximately $3.3 billion represent insured municipal bonds. The underlying ratings of such bonds (i.e., without the rating benefit of insurance) as of December 31, 2007 were as follows: Aaa—7%; Aa—68%; A—23%, Baa—2%; Not rated—less than 1%.

TRH engages in a securities lending program managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities and common stocks available for sale) from its portfolio are loaned to third parties. (See Note 2(c).) In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the fair value of the loaned security. As of December 31, 2006, the collateral was invested in segregated pooled accounts of the program manager containing floating rate bonds, including asset-backed and collateralized securities, and interest-bearing cash equivalents. During the latter half of 2007, TRH’s interest in such pooled accounts was exchanged for separate portfolios containing floating rate bonds (i.e., fixed maturities), including asset-backed and collateralized securities, and interest-bearing cash equivalents which are maintained in segregated accounts for TRH by the program manager. The investment of securities lending collateral is shown on the balance sheet at fair value. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The fair values of fixed maturities available for sale, common stocks available for sale and equities trading that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $1,966.4 million, $21.9 million and $2.1 million, respectively, as of December 31, 2007. As of December 31, 2007, securities lending collateral consisted of $1.82 billion of fixed maturities available for sale and $196.7 million of cash equivalents. As of December 31, 2007, the average duration of fixed maturities available for sale included in the securities lending collateral caption on the Consolidated Balance Sheet was 0.3 years.

At December 31, 2007, TRH’s securities lending payables totaled $2.05 billion, $294 million of which were one-day tenor. These loans do not have a contractual end date but are terminable by either party on demand. In addition to the invested collateral, all of the assets of TRH are generally available to satisfy the liability for collateral received.

The following table summarizes the ratings of the underlying securities included in the Consolidated Balance Sheet as securities lending collateral as of December 31, 2007:

	Aaa	Aa	A	Baa	Not Rated	Total
	(dollars in millions)
Fixed maturities available for sale:
Asset-backed and collateralized:
Domestic:
Commercial mortgage-backed	$20.3	$—	$—	$—	$—	$20.3
Residential:
Mortgage-backed:
Alt-A	173.7	—	—	—	—	173.7
Prime non-agency	50.1	—	—	—	—	50.1
HELOC(1)	22.4	—	—	—	—	22.4
Other asset-backed(1)	29.8	—	—	—	—	29.8

Total domestic	296.3	—	—	—	—	296.3

Foreign:
Commercial mortgage-backed	98.0	6.9	—	—	—	104.9
Residential:
Mortgage-backed:
United Kingdom	319.2	20.8	—	—	—	340.0
Australia	31.5	—	—	—	—	31.5
HELOC	9.9	—	—	—	—	9.9
Collateralized debt obligations	17.1	4.4	—	—	—	21.5
Other asset-backed(1)	71.1	—	—	—	—	71.1

Total foreign	546.8	32.1	—	—	—	578.9

Total asset-backed and collateralized	843.1	32.1	—	—	—	875.2
Total non-asset-backed and collateralized	77.6	691.8	160.5	5.6	4.6	940.1

Total fixed maturities available for sale	$920.7	$723.9	$160.5	$5.6	$4.6	1,815.3

Total cash equivalents						196.7

Total securities lending collateral						$2,012.0

Total securities lending collateral invested in fixed maturities available for sale	50.7%	39.9%	8.8%	0.3%	0.3%	100.0%

(1)

The ratings of three securities included above as Aaa benefit from insurance. The underlying rating of a domestic HELOC with a fair value of $22.4 million is Ba. The underlying rating of one domestic other asset-backed and collateralized security with a fair value of $18.5 million and one foreign other asset-backed and collateralized security with a fair value of $6.0 million is Aa.

Gross unrealized gains and losses on all fixed maturities, equities and securities lending collateral at December 31, 2007 was as follows:

	Gross Unrealized Gains	Gross Unrealized Losses
	(in millions)
As of December 31, 2007:
Fixed maturities (including held to maturity and carried at amortized cost)	$171.9	$77.3
Equities	31.0	42.5
Securities lending collateral	3.9	45.1

In general, uncertainty in the credit markets at year-end 2007 adversely impacted fair values of equities and fixed maturities, thus increasing gross unrealized losses. (See Disruption in Global Credit Markets in MD&A and Item 1A. Risk Factors.) The increase in gross unrealized losses on fixed maturities in 2007 compared to 2006 is due largely to an increase in interest rates on corporate fixed maturities, due mostly to credit spread widening resulting in part from the uncertainty in the credit markets. Gross unrealized losses on fixed maturities also increased due to an increase in interest rates on state, municipality and political subdivision fixed maturities.

Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established, and the impact of changes in foreign currency exchange rates.

At December 31, 2007, gross loss reserves totaled $7.93 billion, an increase of $458.3 million, or 6.1% over 2006. The increase in gross loss reserves includes the impact of net changes in foreign currency exchange rates of $183 million and gross loss reserve development.

The components of gross loss reserves as of December 31, 2007 and 2006 by major class of business, split between reported (“case”) amounts and IBNR amounts is presented below:

2007	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)
Casualty:
Other liability(1)	$1,128.8	$2,118.3	$3,247.1
Medical malpractice	412.1	712.1	1,124.2
Ocean marine and aviation	453.2	199.8	653.0
Auto liability	365.4	212.0	577.4
Accident and health	258.1	107.9	366.0
Surety and credit	111.2	126.7	237.9
Other	326.0	327.8	653.8

Total casualty	3,054.8	3,804.6	6,859.4

Property:
Fire	598.4	132.6	731.0
Allied lines	66.4	84.9	151.3
Auto physical damage	24.9	26.4	51.3
Homeowners multiple peril	17.6	20.9	38.5
Other	62.7	32.1	94.8

Total property	770.0	296.9	1,066.9

Total	$3,824.8	$4,101.5	$7,926.3

2006	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)
Casualty:
Other liability(1)	$1,119.6	$1,719.8	$2,839.4
Medical malpractice	448.9	578.1	1,027.0
Ocean marine and aviation	468.8	184.4	653.2
Auto liability	396.9	184.3	581.2
Accident and health	227.1	120.3	347.4
Surety and credit	125.2	134.3	259.5
Other	289.0	267.6	556.6

Total casualty	3,075.5	3,188.8	6,264.3

Property
Fire	597.4	161.8	759.2
Allied lines	167.2	74.4	241.6
Auto physical damage	28.0	16.0	44.0
Homeowners multiple peril	33.2	42.6	75.8
Other	66.6	16.4	83.0

Total property	892.4	311.2	1,203.6

Total	$3,967.9	$3,500.0	$7,467.9

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

At December 31, 2007, reinsurance recoverable on gross loss reserves totaled $1.01 billion (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), a decrease of $234.2 million, or 18.8%, from the prior year-end. The decrease in reinsurance recoverable on gross loss reserves in 2007 was due largely to a decrease in reinsurance recoverable on ceded losses relating to catastrophes occurring in 2005 and a decrease in reinsurance recoverable on ceded losses relating to reinsurance business written by TRH that, by prearrangement with TRH, is almost entirely retroceded to non-affiliated retrocessionaires. Of the amount of reinsurance recoverable on paid and unpaid losses and LAE, which totaled $1.07 billion as of December 31, 2007, $609 million represented balances that were unsecured. Of such unsecured balances, $192 million was due from affiliates (which are rated AA+) and 92% of the remaining balance was due from companies rated A– or better. (See Note 15.)

Net loss reserves totaled $6.90 billion at December 31, 2007, an increase of $692.5 million, or 11.2%, from the prior year-end. The increase in net loss reserves includes the impacts of net changes in foreign currency exchange rates of $157 million and net loss reserve development. 2007 included paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of approximately $89 million, relating to events occurring in 2007 and 2005. An analysis of the change in net loss reserves from year-end 2006 to year-end 2007 is included in Note 5 of Notes to Consolidated Financial Statements.

Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses totaling $124 million at each of December 31, 2007 and 2006, respectively, including $25 million and $30 million at the aforementioned dates, respectively, relating to such losses occurring in 1985 and prior. As TRC, the major operating subsidiary of the Company, commenced operations in 1978, the great majority of TRH’s environmental and asbestos-related liabilities arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including IBNR, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at December 31, 2007 are adequate.

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

For 2007, TRH’s net operating cash inflows totaled $1,026.8 million, an increase of $181.4 million from 2006. The increase is due in large part to increased cash flows from underwriting activities, including increased collections of reinsurance recoverable, and investment income received, partially offset by increased income taxes paid.

For 2006, TRH’s net operating cash inflows totaled $845.4 million, an increase of $215.1 million from 2005. The increase, which emanated mainly from domestic sources, is due, in large part, to increased investment income received and increased recoveries of reinsurance recoverables, partially offset by interest paid on the Senior Notes.

As significant losses from catastrophes occurring in 2005 and 2007 remain unpaid, TRH expects that payments relating to these events will have a material adverse impact on operating cash flows in 2008 and perhaps thereafter.

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

Of total consolidated net operating cash inflows, $476.3 million, $400.1 million and $332.9 million were derived from international operations in 2007, 2006 and 2005, respectively. In each of such years, London was the most significant source of international net operating cash inflows.

TRH believes that its balance of cash and cash equivalents of $255.4 million as of December 31, 2007 and its future cash inflows will be sufficient to meet TRH’s cash requirements through the end of 2008 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

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

TRH calculated the VaR with respect to net fair values for 2007 and 2006. The VaR number represents the maximum potential loss from market risk, as defined, as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure) within a one-month holding period. TRH uses the historical simulation methodology that entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. TRH uses the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates. For each scenario, each transaction was repriced. Scenario values are then calculated by netting the values of all the underlying assets and liabilities.

As market risk is assessed based upon VaR historical simulation methodology, it does not provide weight in its analysis to risks relating to current market issues such as liquidity and the credit- worthiness of investments.

The following table presents the year-end, average, high and low VaRs on a diversified basis and of each component of market risk for 2007 and 2006. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

Market Risk	2007				2006
	Year-End	Average	High	Low	Year-End	Average	High	Low
(in millions)
Diversified	$185	$180	$190	$163	$173	$190	$211	$173
Interest rate	172	166	177	153	153	183	207	153
Equity	58	53	58	49	49	47	50	42
Currency	32	21	32	18	19	19	21	17

In December 2005, the Company completed a public offering of $750 million principal amount of 5.75% senior notes due 2015. At December 31, 2007 and 2006, the Senior Notes remained outstanding. Of the $750 million aggregate principal amount of the Senior Notes offered, $450 million principal amount was purchased by certain subsidiaries of AIG. The proceeds from the offering were used to increase the capital and surplus of TRC and for other general corporate purposes.

TRH’s stockholders’ equity totaled $3.35 billion at December 31, 2007, an increase of $390.8 million from year-end 2006. The net increase consisted primarily of net income of $487.1 million, partially offset by cash dividends declared of $40.6 million and a decrease in accumulated other comprehensive income of $77.3 million.

The abovementioned decrease in accumulated other comprehensive income consisted principally of net unrealized depreciation of investments, net of income taxes, of $101.2 million, partially offset by net unrealized foreign currency translation gain from functional currencies, net of income taxes, of $23.8 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of decreases of $34.6 million in unrealized appreciation of fixed maturities available for sale, $41.3 million in unrealized appreciation of equities available for sale and $26.8 million in net unrealized depreciation on the investment of securities lending collateral.

Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the fair value of fixed maturities and equities available for sale, securities lending collateral and other invested assets. Fair values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

In addition, in 2005, TRH recorded a reduction of retained earnings of $8.3 million (which is net of income tax savings that TRH expected to realize of $3.0 million) and an increase to additional paid-in capital of $11.3 million related to compensation to certain TRH employees from Starr International Company for all prior periods through December 31, 2004 as discussed in Note 12(c) of Notes to Consolidated Financial Statements.

The Company did not repurchase shares of its common stock in 2007 or 2006. In 2005, the Company repurchased 104,800 shares of its common stock, pursuant to a previously announced buyback program, at an aggregate cost of $6.3 million.

As of December 31, 2007, the amounts due and the estimated period between year-end 2007 and the dates of payment, under specified contractual obligations of TRH are as follows:

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Long-Term Debt(1)	$1,095,000	$43,125	$86,250	$86,250	$879,375
Operating Leases	110,941	13,217	24,203	20,960	52,561
Gross loss reserves	7,926,261	1,842,671	2,341,545	1,542,076	2,199,969
Payable under securities loan agreements	2,054,649	2,054,649	—	—	—
Other(2)	1,413	1,413	—	—	—

Total	$11,188,264	$3,955,075	$2,451,998	$1,649,286	$3,131,905

(1)	Includes anticipated interest payments.

(2)	Represents commitments to invest in limited partnerships.

With respect to commitments and contingent liabilities, see Note 17 of Notes to Consolidated Financial Statements.

Risk Based Capital (“RBC”) standards, promulgated by the National Association of Insurance Commissioners (“NAIC”), relate an individual company’s statutory policyholders’ surplus to the risk inherent in its overall operations and set thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 2007 the statutory surpluses of TRC and Putnam each exceeded the level of surplus required under RBC requirements for regulatory attention.

Catastrophe Exposure

The nature of TRH’s business exposes it to losses from various catastrophe events. In a catastrophe event, losses from many insureds across multiple lines of business may result directly or indirectly from such single occurrence. In order to control such exposures, TRH employs a combination of measures, including setting targets for the amount of its exposure in key geographic zones and product lines that are prone to catastrophic events, monitoring and modeling accumulated exposures and purchasing catastrophe reinsurance when deemed cost effective.

Natural disasters such as hurricanes, earthquakes and other catastrophes have the potential to adversely affect TRH’s operating results by material amounts. Other risks, such as an outbreak of a pandemic disease, the bankruptcy of a major company, or a marine and/or aviation disaster, could also have a materially adverse effect on TRH’s business and operating results to an extent that may be only partially offset by reinsurance.

TRH evaluates catastrophic events and assesses the probability of occurrence and magnitude through the use of industry recognized models and other techniques. TRH supplements these models by periodically monitoring the exposure risks of its operations and adjusting such modeled output accordingly.

It is important to recognize that there is no single standard methodology to project the possible losses from catastrophe exposures. Further, there are no industry standard assumptions to be utilized in projecting these losses and the form and quality of the data obtained from ceding companies used in these models are not uniformly compatible with the data requirements of all models. The use of different methodologies and assumptions could materially change the projected losses. Therefore, these modeled losses may not be comparable to estimates made by other companies.

While the analytical tools used to estimate catastrophe exposure are useful in both pricing and monitoring catastrophe risk, the estimates derived by use of these techniques are inherently uncertain and do not reflect TRH’s maximum exposures to these events. While the models are frequently updated, these projections are nevertheless inherently imprecise. It is highly likely that TRH’s losses will vary, perhaps materially, from these estimates.

Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss (“PML”). TRH defines PML as its anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event affecting a broad contiguous area. These modeled losses are estimated as of December 31, 2007 based upon contracts in force. The values provided have a likelihood of being exceeded in any single year of 1.0% or 0.4%.

The following is an overview of such modeled PMLs from property, engineering, marine and energy exposures and the associated natural perils that TRH deems most significant. The estimated amount of these modeled losses are presented in three ways: 1) gross losses, 2) pre-tax net catastrophe costs (i.e., gross losses, net of reinsurance and the impact of net reinstatement premiums) and 3) after-tax net catastrophe costs (i.e., the net economic cost to TRH). The reduction for reinsurance assumes that all reinsurers fulfill their obligations to TRH in accordance with contract terms.

Probability of being exceeded in any given year	1.0%			0.4%
		Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs
	Gross Losses
	(in millions)
Europe, Wind	$806	$578	$376	$940	$702	$456
California, Earthquake	547	379	246	869	662	430
Florida, Wind	535	405	263	809	636	413
Japan, Earthquake	439	324	211	563	406	264
Northeast U.S., Wind	342	282	183	654	475	309

Such modeled after-tax net catastrophe costs arising out of events with a 1.0% or 0.4% probability of exceeding the amounts shown in the table above from European Wind, the costliest of the modeled events, would represent 11.2% and 13.6%, respectively, of TRH’s stockholders’ equity at December 31, 2007. If multiple severe catastrophic events occur in any one year, the potential economic cost to the company could be materially higher than any one of the amounts shown above.

There is much uncertainty and imprecision in the compilation of these estimates at many stages in the process. Moreover, the makeup of TRH’s in-force business is constantly changing as new business is added and existing contracts terminate or expire, including contracts for reinsurance coverage purchased by TRH. In addition, these estimates take into account what TRH believes to be the most likely accumulation of territories and/or lines of business in a catastrophic natural peril event, but there can be no assurance that we have captured every possible scenario in our analysis. As a result of these factors, among others, there can be no assurance that TRH will not experience after-tax net catastrophe costs from individual events that will exceed these estimates by a material amount. There also can be no assurance that TRH will not experience catastrophe events more frequently than the modeled probabilities would suggest. In any given year, catastrophe events could have a material adverse effect on TRH’s financial condition, results of operations, cash flows and liquidity.

See Note 9 for catastrophe costs incurred in 2007, 2006 and 2005.

Disruption in Global Credit Markets

In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and sub-prime borrowers; evolving changes in the regulatory environment; a slower residential housing market; increased cost of borrowings for mortgage participants; and illiquid credit markets. In addition, the financial strength of certain bond insurers has been compromised to varying degrees by losses these entities are presently experiencing due in part to the coverage they provide for domestic residential mortgage-backed securities.

These issues carry risk relating to certain lines of business TRH underwrites because disruption in the U.S. residential mortgage market may increase claim activity in lines such as D&O, E&O, credit and mortgage guaranty business, where TRH has provided reinsurance on two programs. TRH also participates in the U.S. residential mortgage market through investments in mortgage-backed securities, in which the underlying collateral is composed in whole or in part of residential mortgage loans, a significant majority of which have Aaa underlying or subordinate layers.

To a limited extent, TRH also wrote financial guaranty business, which was last underwritten in 1998. The underlying exposures for the vast majority of such business related to municipal bonds and state agencies. TRH still has limited exposure to liabilities which may arise from such financial guaranty business.

The operating results and financial condition of TRH have been and are likely to continue to be adversely affected by the factors referred to above. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level and the mortgage credit market stabilizes. TRH expects that this downward cycle may have an adverse affect on TRH’s operating results in the future. TRH also incurred unrealized market valuation losses in 2007 on its available for sale securities. The result on TRH’s operations with exposure to the U.S. residential mortgage market will be somewhat dependent on future market conditions.

The ongoing effect of the downward cycle in the U.S. housing market on TRH’s operating results, investment portfolio and overall consolidated financial condition could be adversely affected if the market disruption continues and expands beyond the U.S. residential mortgage markets, although TRH attempts to mitigate these, as well as other financial and operational risks, by disciplined underwriting of a diversified book of business, generally conservative investment strategies and risk management. While TRH cannot predict with any certainty the ultimate impact the recent market disruption will have on TRH, these events may have a material adverse effect on TRH’s results of operations, financial condition and cash flows.

Recent Accounting Standards

For further discussion of the following recent accounting standards and their application to TRH, see Note 2(l) of Notes to Consolidated Financial Statements.

(a) Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109” (“FIN 48”)

In July 2006, the FASB issued FIN 48. TRH adopted FIN 48 on January 1, 2007.

(b) Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”)

In September 2006, the FASB issued SFAS 158. TRH adopted SFAS 158 in the fourth quarter of 2006.

(c) Adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”)

In September 2006, the Securities and Exchange Commission issued SAB 108. TRH adopted SAB 108 in the fourth quarter of 2006.

(d) Adoption of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”)

In December 2004, the FASB issued SFAS 123R. TRH adopted SFAS 123R on January 1, 2006.

(e) Adoption of FASB Staff Position (“FSP”) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”)

In November 2005, the FASB issued FSP FAS 115-1. TRH Adopted FSP FAS 115-1 in the first quarter of 2006.

(f) Future Application of Accounting Standards

(i) In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). In February 2008, the FASB issued FSP No. SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1” (“FSP SOP 07-1-1”). FSP SOP 07-1-1 indefinitely deferred the effective date of SOP 07-1.

(ii) In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).

(iii) In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).

(iv) In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
New York, New York
February 27, 2008

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006
	(in thousands, except share data)
ASSETS
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2007—$1,280,011; 2006—$1,291,634)	$1,249,935	$1,254,017
Available for sale, at fair value (amortized cost: 2007—$8,034,738; 2006—$6,943,290) (pledged, at fair value: 2007—$1,966,364; 2006—$1,577,864)	8,099,252	7,061,090
Equities:
Available for sale, at fair value:
Common stocks (cost: 2007—$572,468; 2006—$527,149) (pledged, at fair value: 2007—$21,900; 2006—$41,187)	587,373	571,422
Nonredeemable preferred stocks (cost: 2007—$224,298; 2006—$229,066)	197,870	236,846
Trading, at fair value, principally common stocks (cost: 2007—$35,916; 2006—$37,397) (pledged, at fair value: 2007—$2,144)	35,357	38,232
Other invested assets	250,921	231,502
Securities lending collateral, at fair value (amortized cost: 2007—$2,053,271; 2006—$1,694,841)	2,012,031	1,694,841
Short-term investments, at cost (approximates fair value)	67,801	42,882
Cash and cash equivalents	255,432	205,264

Total investments and cash	12,755,972	11,336,096
Accrued investment income	143,675	129,759
Premium balances receivable, net	641,026	708,579
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	443,856	441,200
Other	630,787	953,992
Deferred acquisition costs	248,081	231,180
Prepaid reinsurance premiums	71,617	68,647
Deferred income taxes	426,600	310,967
Other assets	122,713	88,044

Total assets	$15,484,327	$14,268,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$7,926,261	$7,467,949
Unearned premiums	1,226,647	1,144,022
Securities lending payable	2,054,649	1,694,841
5.75% senior notes due December 14, 2015:
Affiliates	448,158	447,980
Other	298,772	298,653
Other liabilities	180,798	256,749

Total liabilities	12,135,285	11,310,194

Commitments and contingent liabilities (see Note 17)
Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2007—67,222,470; 2006—67,026,608	67,222	67,027
Additional paid-in capital	249,853	228,480
Accumulated other comprehensive (loss) income	(34,692)	42,626
Retained earnings	3,088,578	2,642,056
Treasury Stock, at cost; 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	3,349,042	2,958,270

Total liabilities and stockholders’ equity	$15,484,327	$14,268,464

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands, except per share data)
Revenues:
Net premiums written	$3,952,899	$3,633,440	$3,466,353
Increase in net unearned premiums	(50,230)	(29,346)	(81,359)

Net premiums earned	3,902,669	3,604,094	3,384,994
Net investment income	469,772	434,540	343,247
Realized net capital gains	9,389	10,862	39,884

Total revenues	4,381,830	4,049,496	3,768,125

Expenses:
Net losses and loss adjustment expenses	2,638,033	2,462,666	2,877,042
Net commissions	980,121	903,666	857,450
Other underwriting expenses	115,760	102,339	79,526
Increase in deferred acquisition costs	(16,901)	(13,471)	(14,648)
Interest on senior notes	43,421	43,405	2,050
Other, net	25,644	10,983	12,803

Total expenses	3,786,078	3,509,588	3,814,223

Income (loss) before income taxes	595,752	539,908	(46,098)

Income taxes (benefits):
Current	182,612	123,986	(52,767)
Deferred	(74,001)	(12,230)	(31,241)

Total income taxes (benefits)	108,611	111,756	(84,008)

Net income	$487,141	$428,152	$37,910

Net income per common share:
Basic	$7.37	$6.49	$0.58
Diluted	7.31	6.46	0.57
Weighted average common shares outstanding:
Basic	66,124	65,955	65,836
Diluted	66,654	66,266	66,169

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands, except per share data)
Common Stock:
Balance, beginning of year	$67,027	$66,900	$66,712
Issued under stock compensation plans	195	127	188

Balance, end of year	67,222	67,027	66,900

Additional paid-in capital:
Balance, beginning of year	228,480	214,700	191,403
Excess of proceeds over par value of common stock issued under stock option and purchase plans	5,846	3,146	2,463
Contributed capital	15,527	10,634	20,834

Balance, end of year	249,853	228,480	214,700

Accumulated other comprehensive (loss) income:
Balance, beginning of year	42,626	35,729	95,234
Net change for year	(118,950)	10,613	(91,548)
Deferred income tax effect on net change	41,632	(3,716)	32,043

Balance, end of year	(34,692)	42,626	35,729

Retained earnings:
Balance, beginning of year	2,642,056	2,248,541	2,249,393
Net income	487,141	428,152	37,910
Cash dividends declared (per common share: 2007—$0.62; 2006—$0.53; 2005—$0.46)	(40,619)	(34,637)	(30,467)
Other	—	—	(8,295)

Balance, end of year	3,088,578	2,642,056	2,248,541

Treasury Stock:
Balance, beginning of year	(21,919)	(21,919)	(15,613)
Acquisition of treasury stock	—	—	(6,306)

Balance, end of year	(21,919)	(21,919)	(21,919)

Total stockholders’ equity	$3,349,042	$2,958,270	$2,543,951

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$487,141	$428,152	$37,910

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in unpaid losses and loss adjustment expenses, unearned premiums and prepaid reinsurance premiums	537,967	409,039	1,233,088
Changes in premium and reinsurance balances receivable and payable, net	293,485	142,191	(514,583)
Change in deferred acquisition costs	(16,901)	(13,471)	(14,648)
Change in accrued investment income	(36,969)	(41,262)	(29,313)
Realized net capital gains from investments	(33,582)	(22,084)	(39,884)
Changes in current and deferred income taxes	(82,327)	54,881	(124,445)
Change in unrealized net foreign exchange gains and losses	(152,642)	(149,000)	131,438
Changes in other assets and liabilities, net	10,448	6,219	(20,173)
Changes in equities trading, net	(1,920)	7,512	(48,839)
Other, net	22,110	23,234	19,736

Total adjustments	539,669	417,259	592,377

Net cash provided by operating activities	1,026,810	845,411	630,287

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	1,348,583	692,237	697,916
Proceeds of fixed maturities available for sale redeemed or matured	490,205	412,379	360,723
Proceeds of equities available for sale sold	1,189,392	981,671	808,305
Purchase of fixed maturities held to maturity	—	—	(169,893)
Purchase of fixed maturities available for sale	(2,782,062)	(1,767,482)	(2,243,159)
Purchase of equities available for sale	(1,191,044)	(1,165,148)	(770,340)
Net sale of other invested assets	6,115	8,792	17,054
Net change in securities lending collateral	(305,987)	(1,038,979)	192,766
Net (purchase) sale of short-term investments	(20,329)	2,473	(510)
Change in other liabilities for securities in course of settlement	1,198	7,350	11,572
Other, net	5,947	14,440	9,155

Net cash used in investing activities	(1,257,982)	(1,852,267)	(1,086,411)

Cash flows from financing activities:
Net change in securities lending payable	305,987	1,038,979	(192,766)
Dividends to stockholders	(39,019)	(33,637)	(28,967)
Proceeds from common stock issued	6,042	3,273	2,651
Acquisition of treasury stock	—	—	(6,306)
Net proceeds from senior notes issued	—	—	744,690
Other, net	790	233	(1,495)

Net cash provided by financing activities	273,800	1,008,848	517,807

Effect of exchange rate changes on cash and cash equivalents	7,540	5,152	(6,998)

Change in cash and cash equivalents	50,168	7,144	54,685
Cash and cash equivalents, beginning of year	205,264	198,120	143,435

Cash and cash equivalents, end of year	$255,432	$205,264	$198,120

Supplemental cash flow information:
Income taxes paid, net	$184,592	$54,417	$39,637
Interest paid on senior notes	43,125	43,125	—

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands)
Net income	$487,141	$428,152	$37,910

Other comprehensive (loss) income:
Net unrealized depreciation of investments, net of tax:
Net unrealized holding (losses) gains	(121,603)	7,932	(10,118)
Deferred income tax benefit (charge) on above	42,561	(2,777)	3,543
Reclassification adjustment for gains included in net income	(34,018)	(22,084)	(39,884)
Deferred income tax benefit on above	11,906	7,729	13,959

	(101,154)	(9,200)	(32,500)

Net unrealized currency translation gain (loss), net of tax:
Net unrealized currency translation gain (loss)	36,671	24,765	(41,546)
Deferred income tax (charge) benefit on above	(12,835)	(8,668)	14,541

	23,836	16,097	(27,005)

Other comprehensive (loss) income	(77,318)	6,897	(59,505)

Comprehensive income (loss)	$409,823	$435,049	$(21,595)

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Transatlantic Holdings, Inc. (the “Company”) is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company® (“TRC”). TRC owns all of the common stock of Trans Re Zurich (“TRZ”) and Putnam Reinsurance Company (“Putnam”). As of December 31, 2007, 2006 and 2005, American International Group, Inc. (“AIG”, and collectively with its subsidiaries, the “AIG Group”) beneficially owned approximately 59% of the Company’s outstanding shares.

The Company and its subsidiaries (collectively, “TRH”), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH’s principal lines of business are other liability (including directors’ and officers’ liability (“D&O”), errors and omissions liability (“E&O”) and general casualty), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health and surety and credit in the casualty lines, and fire, allied lines, auto physical damage and homeowners multiple peril lines in the property lines (which include property catastrophe risks). Casualty lines represented 71.0%, 73.3% and 70.2% of net premiums written in 2007, 2006 and 2005, respectively. The balance represented property lines.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform prior years’ presentations with 2007.

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

TRH believes that its most critical accounting estimates are those with respect to loss reserves, fair value measurements of financial instruments, other-than-temporary impairments, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH’s consolidated financial statements and footnotes.

(c) Investments: Fixed maturities are classified as held to maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. Where TRH may not have the positive intent to hold fixed maturities to maturity and such securities are not designated as trading, such fixed maturities are considered to be available for sale and carried at fair values. Premiums and discounts arising from the purchase of fixed maturities are treated as yield adjustments over their estimated lives, until maturity or call date, if applicable. Common stocks and non- redeemable preferred stocks, including those held to meet short term investment objectives and classified as trading, are carried at fair values.

TRH engages in a securities lending program managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities and common stocks available for sale) from its portfolio are loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the fair value of the loaned security. At December 31, 2006, the collateral was invested in segregated pooled accounts of the program manager containing floating rate bonds,

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including asset-backed and collateralized securities, and interest bearing cash equivalents. During the latter half of 2007, TRH’s interest in such pooled accounts was exchanged for separate portfolios containing floating rate bonds (i.e., fixed maturities), including asset-backed and collateralized securities, and interest-bearing cash equivalents. Such securities are maintained in segregated accounts for TRH by the program manager. The investment of securities lending collateral is shown on the balance sheet at fair value. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The fair value of the loaned securities, which is reflected parenthetically as pledged on the balance sheet, is monitored on a daily basis with additional collateral obtained or refunded as the value fluctuates. Income earned on invested collateral, net of interest payable to the collateral provider, is included in net investment income. At December 31, 2007, TRH’s securities lending payables totaled $2.05 billion, $294 million of which were one-day tenor. These loans do not have a contractual end date but are terminable by either party on demand. In addition to the invested collateral, all of the assets of TRH are generally available to satisfy the liability for collateral received.

Other invested assets primarily include investments in limited partnerships and TRH’s 40% interest in Kuwait Reinsurance Company (K.S.C.), which is accounted for on the equity method. Limited partnerships in which TRH holds less than a 5% interest are reported at fair value. With respect to limited partnerships in which TRH holds a 5% or greater interest or where TRH has more than a minor influence over the operations of the investee, TRH’s carrying value represents its share of the net asset value of the partnerships.

TRH measures financial instruments in its trading and available for sale securities portfolios at fair value and discloses the fair value of its fixed maturities held to maturity. Fair value is the amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other than active markets or financial instruments that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.

TRH maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The large majority of TRH’s securities are valued using observable inputs. TRH obtains market price data to value financial instruments whenever such information is available. Market price data generally is obtained from market exchanges or dealer quotations. The types of instruments valued based on market price data include government and agency securities, equities listed in active markets and investments in publicly traded mutual funds with quoted market prices.

TRH estimates the fair value of fixed maturities not traded in active markets by referring to traded securities with similar attributes and using a matrix pricing methodology. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer and other relevant factors. The types of fixed maturities not traded in active markets include municipal bonds, most corporate bonds and most asset-backed and collateralized (including mortgage-backed) securities.

For fixed maturity and equity instruments that are not traded in active markets, valuations are adjusted to reflect illiquidity, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

TRH obtains the fair value of its investments in limited partnerships from information provided by the general partner or manager of each of these investments, the accounts of which generally are audited on an annual basis.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized gains and losses from fixed maturities available for sale, equities available for sale, securities lending collateral and other invested assets, are reflected as a separate component of accumulated other comprehensive income, net of deferred income taxes, in stockholders’ equity. Unrealized gains and losses from investments in trading securities are reflected in income currently. Investments in fixed maturities and equity securities are recorded on a trade date basis.

TRH evaluates its investments for other-than-temporary impairments. The determination that a security has incurred an other-than-temporary impairment in value and the amount of any loss recognition requires the judgment of TRH’s management and a continual review of its investments.

TRH evaluates its investments for other-than-temporary impairment such that a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25% or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine consecutive months or longer);

•

The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court supervised reorganization of insolvent enterprises; (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•	TRH may not realize a full recovery on its investment, regardless of the occurrence of one or more of the foregoing events.

The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which TRH could not reasonably assert that the recovery period would be temporary.

At each balance sheet date, TRH evaluates its securities holdings with unrealized losses. When TRH does not intend to hold such securities until they have fully recovered their cost basis, based on the circumstances at the date of evaluation, TRH records a realized capital loss. If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.

In periods subsequent to the recognition of an other-than-temporary impairment loss for fixed maturity securities, TRH generally accretes the discount or amortizes the premium over the remaining life of the security based on the amount and timing of estimated future cash flows.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Premium Revenues: In recent years, premiums from treaty contracts have approximated 96% of net premiums written, while facultative contracts have approximated 4%. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. For excess-of-loss treaty contracts, premiums are generally recorded as written based on contract terms. Premiums are earned ratably over the term of the related coverages. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. These estimates are subject to change when actual data for such items estimated becomes available. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

(g) Net Investment Income: Net investment income represents income primarily from the following sources:

•	Accrued interest income from fixed maturities, as well as amortization and accretion of premiums and discounts on fixed maturities.

•	Dividend income and distributions from common and preferred stock and other investments when receivable.

•	Earnings from investments accounted for under the equity method.

•	Realized and unrealized gains and losses from investments in trading securities.

(h) Realized Net Capital Gains and Losses: Realized capital gains and losses emanate from the following sources:

•	Sales of fixed maturities, equities (except trading securities) and limited partnership interests, principally on the basis of specific identification.

•	Reductions to the cost basis of fixed maturities, equity securities and other invested assets for other-than-temporary impairments.

•	Foreign currency exchange rate gains and losses resulting from foreign currency transactions.

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

Estimation of loss reserves is a difficult and subjective process, especially in view of changes in the legal and tort environment, which impact the development of loss reserves, and therefore, quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer-term nature of most reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which are subject to change without notice. TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for classes such as medical malpractice, D&O, E&O and general casualty. Claims from such classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Losses and loss adjustment expenses net of related reinsurance recoverable (“net loss reserves”) include certain amounts for the reinsurance of risks relating to environmental impairment and asbestos-related illnesses. The majority of TRH’s environmental and asbestos-related net loss reserves arise from contracts entered into after 1985. These obligations generally arose from contracts underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 2007 and 2006 for such claims, including IBNR, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for environment impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things. Further, there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

(j) Deferred Income Taxes: Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. TRH assesses its ability to realize deferred tax assets primarily based on earnings history, future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available to legal entities recognizing deferred tax assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” See Note 4 for further discussion of income taxes.

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

(l) Recent Accounting Standards:

(1) Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarified the accounting for uncertain income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and additional disclosures. TRH adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on TRH’s financial position as of January 1, 2007 or TRH’s results of operations and cash flows in 2007.

(2) Adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”)

In September 2006, the FASB issued SFAS 158. SFAS 158 requires an employer to prospectively recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 also requires an employer to measure the funded status of a

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 does not change the accounting for a multiemployer plan.

TRH adopted SFAS 158 in the fourth quarter of 2006. The adoption of SFAS 158 did not have a material effect on TRH’s results of operations, financial position or cash flows in the year of adoption.

(3) Adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”)

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires that registrants quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that when all relevant quantitative and qualitative factors are considered, is material. TRH adopted SAB 108 in the fourth quarter of 2006. The adoption of SAB 108 did not have a material effect on TRH’s consolidated financial statements in the year of adoption.

(4) Adoption of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”)

In December 2004, the FASB issued SFAS 123R. SFAS 123R and its related interpretive guidance replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires share-based payment transactions with employees to be accounted for using a fair-value based method and broadens the recognition provisions to include share-based payments awarded to an employee by related parties or other holders of an economic interest in the reporting entity.

In 2005, TRH accounted for share-based payment transactions with employees under SFAS 123. Effective January 1, 2006, TRH adopted SFAS 123R using the Modified Prospective Application method. The Modified Prospective Application method provides for the recognition of the fair value with respect to stock-based compensation for shares granted or modified on or after January 1, 2006 and for all previously granted but unvested awards as of January 1, 2006. Accordingly, financial statement amounts for 2005 presented in this Form 10-K have not been restated. The impact of adopting SFAS 123R was not material to income before income taxes, net income (including basic and diluted net income per share amounts), financial condition or cash flows in the year of adoption. (See Note 12 for a discussion of stock-based compensation plans.)

(5) Adoption of FASB Staff Position (“FSP”) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”)

In November 2005, the FASB issued FSP FAS 115-1. FSP FAS 115-1 replaces the measurement and recognition guidance set forth in FASB Emerging Issue Task Force (“EITF”) Issue No. 03- 1 and codifies certain existing guidance on impairment. TRH adopted FSP FAS 115-1 in the first quarter of 2006. The adoption of FSP FAS 115-1 did not have a material effect on TRH’s results of operations, financial position or cash flows in the year of adoption.

(6) Future Application of Accounting Standards

(a) In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 amends the guidance for whether an entity may apply the provisions of the AICPA Audit and Accounting Guide, “Audits of Investment Companies” (the “Guide”). Investment companies

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that are subject to the Guide must report all investments at fair value regardless of the nature of the investment or the level of ownership. SOP 07-1 also established new requirements for when TRH can retain specialized investment company accounting in its consolidated financial statements for its equity method investees that are covered by the Guide. Such investments are included in other invested assets on the balance sheet. In February 2008, the FASB issued FSP No. SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1” (“FSP SOP 07-1-1”). FSP SOP 07-1-1 indefinitely deferred the effective date of SOP 07-1-1.

(b) In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for TRH on January 1, 2008. TRH does not plan to employ this standard to measure any assets or liabilities at fair value that are not presently required to be measured on that basis.

(c) In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for TRH on January 1, 2008. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. TRH adopted SFAS 157 on January 1, 2008, its required effective date. With certain specific exceptions which call for a cumulative-effect adjustment to opening retained earnings on January 1, 2008, SFAS 157 must be applied prospectively. Based on TRH’s review to date which is based on its balance sheet components at December 31, 2007, management does not expect the adoption of SFAS 157 to have a material effect on opening retained earnings nor on its prospective fair value measurements when compared to fair values determined based on authoritative accounting literature in effect at December 31, 2007.

(d) In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the transactions or events that are considered business combinations, requiring an acquirer to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity, recognizing contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income, and recognizing preacquisition loss and gain contingencies at their acquisition-date fair values, among other changes. For TRH, SFAS 141R is required to be adopted for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is prohibited.

3. Investments

(a) Statutory Deposits: Investments with carrying values of $442 million and $351 million at December 31, 2007 and 2006, respectively, were deposited with governmental authorities as required by law. The substantial majority of these deposits are fixed maturities and common stocks available for sale.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Net Investment Income: An analysis of net investment income of TRH follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Fixed maturities	$395,823	$354,890	$297,522
Equities	25,639	28,122	23,914
Other invested assets (including limited partnerships)	37,755	38,804	16,457
Other	19,206	22,420	14,266

Total investment income	478,423	444,236	352,159
Investment expenses	(8,651)	(9,696)	(8,912)

Net investment income	$469,772	$434,540	$343,247

Net unrealized (losses) gains included in net investment income from equities classified as trading securities in 2007, 2006 and 2005 were $(1.4) million, $2.5 million and $(1.6) million.

(c) Investment Gains and Losses: Realized net capital gains (losses) and the change in net unrealized appreciation (depreciation) of investments are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Realized net capital gains (losses):
Fixed maturities(1)	$(1,399)	$(306)	$(74)
Equities available for sale(2)	37,247	22,343	39,915
Other(3)	(26,459)	(11,175)	43

Total	$9,389	$10,862	$39,884

Change in net unrealized appreciation (depreciation) of investments:(4)
Fixed maturities carried at amortized cost	$(7,541)	$10,733	$(2,441)
Fixed maturities carried at fair value	(53,286)	(36,812)	(39,029)
Equities available for sale at fair value	(63,576)	26,332	(19,673)
Other(5)	(38,759)	(3,674)	8,701

Total	$(163,162)	$(3,421)	$(52,442)

(1)

Includes write-downs for other-than-temporary declines in fair value of $2.5 million and $1.3 million for 2007 and 2006, respectively. There were no write-downs for other-than-temporary declines in fair value in 2005.

(2)	Includes write-downs for other-than-temporary declines in fair value of $24.7 million, $0.1 million and $1.7 million for 2007, 2006 and 2005, respectively.

(3)	Includes net foreign currency transaction losses of $24.6 million and $11.2 million in 2007 and 2006, respectively.

(4)	Before deferred income tax effect.

(5)	Includes net unrealized depreciation from securities lending collateral of $41.2 million in 2007.

Gross realized gains and gross realized losses on sales of TRH’s available for sale securities and securities lending collateral were as follows:

	2007		2006		2005
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(in millions)
Fixed maturities	$4.4	$5.4	$2.8	$3.9	$4.1	$5.0
Equities	90.2	28.3	61.8	39.3	70.9	29.3
Securities lending collateral	0.1	1.9	—	—	—	—

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Fixed Maturities: The amortized cost and fair value of investments classified as fixed maturities on the balance sheet at December 31, 2007 and 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses(1)
	(in thousands)
2007
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,249,935	$32,871	$2,795	$1,280,011

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$323,364	$7,564	$90	$330,838
States, municipalities and political subdivisions	5,231,314	123,661	19,856	5,335,119
Foreign governments	330,079	2,372	2,439	330,012
Corporate	2,108,885	3,882	52,010	2,060,757
Asset-backed and collateralized	41,096	1,502	72	42,526

Total	$8,034,738	$138,981	$74,467	$8,099,252

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses(1)
	(in thousands)
2006
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,254,017	$39,473	$1,856	$1,291,634

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$350,436	$774	$2,538	$348,672
States, municipalities and political subdivisions	4,510,622	140,762	1,106	4,650,278
Foreign governments	305,273	1,541	1,990	304,824
Corporate	1,749,411	4,764	26,460	1,727,715
Asset-backed and collateralized	27,548	2,082	29	29,601

Total	$6,943,290	$149,923	$32,123	$7,061,090

(1)	See Note 3(g) for additional information about gross unrealized losses as of December 31, 2007 and 2006.

The amortized cost and fair value of fixed maturities at December 31, 2007 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities held to maturity:
Due after five years through ten years	$91,246	$94,033
Due after ten years	1,158,689	1,185,978

Total	$1,249,935	$1,280,011

Fixed maturities available for sale:
Non-asset-backed and collateralized:
Due in one year or less	$533,102	$532,171
Due after one year through five years	1,568,666	1,559,442
Due after five years through ten years	1,733,682	1,725,835
Due after ten years	4,158,192	4,239,278
Asset-backed and collateralized(1)	41,096	42,526

Total	$8,034,738	$8,099,252

(1)	Asset-backed and collateralized fixed maturities by their nature do not generally have single maturity dates.

(e) Equities: At December 31, 2007 and 2006, net unrealized appreciation of equities available for sale (before applicable income taxes) included gross gains of $31.0 million and $56.8 million and gross losses of $42.5 million and $4.8 million, respectively. (See Note 3(g) for additional information about gross unrealized losses as of December 31, 2007 and 2006.)

(f) Securities Lending Collateral: At December 31, 2006, the collateral was invested in segregated pooled accounts of the program manager containing floating rate bonds, including asset-backed and collateralized securities, and interest-bearing cash equivalents. During the latter half of 2007, TRH’s interest in such pooled accounts was exchanged for separate portfolios containing floating rate bonds (i.e., fixed maturities), including asset-backed and collateralized securities, and interest-bearing cash equivalents. Such securities are maintained in a segregated account for TRH by the program manager. The amortized cost and fair value of securities lending collateral by underlying category of security at December 31, 2007 is summarized as follows:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses(1)
	(in thousands)
2007
Fixed maturities available for sale:
Asset-backed and collateralized:
Domestic:
Commercial mortgage-backed	$20,792	$—	$424	$20,368
Residential:
Mortgage-backed:
Alt-A	186,329	—	12,654	173,675
Prime non-agency	55,102	—	5,070	50,032
HELOC	23,472	—	1,094	22,378
Other asset-backed	30,477	—	691	29,786

Total domestic	316,172	—	19,933	296,239

Foreign:
Commercial mortgage-backed	106,821	—	1,900	104,921
Residential:
Mortgage-backed	385,102	3,822	7,530	381,394
HELOC	21,557	—	18	21,539
Other asset-backed	71,810	—	657	71,153

Total foreign	585,290	3,822	10,105	579,007

Total asset-backed and collateralized	901,462	3,822	30,038	875,246
Non-asset-backed and collateralized	955,070	54	15,078	940,046

Total fixed maturities available for sale	1,856,532	3,876	45,116	1,815,292
Cash equivalents	196,739	—	—	196,739

Total securities lending collateral	$2,053,271	$3,876	$45,116	$2,012,031

(1)	See Note 3(g) for additional information about gross unrealized losses as of December 31, 2007.

The amortized cost and fair value of securities lending collateral at December 31, 2007 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Non-asset-backed and collateralized fixed maturities available for sale:
Due in one year or less	$98,503	$97,462
Due after one year through five years	674,637	667,881
Due after five years through ten years	181,930	174,703
Asset-backed and collateralized fixed maturities available for sale(1)	901,462	875,246
Cash equivalents	196,739	196,739

Total	$2,053,271	$2,012,031

(1)	Asset-backed and collateralized fixed maturities by their nature do not generally have single maturity dates.

(g) Additional Information on Gross Unrealized Losses on All Fixed Maturities, on Equities Available for Sale and on Securities Lending Collateral: As of December 31, 2007 and 2006, TRH’s aggregate gross unrealized losses on all fixed maturities, on equities available for sale and on securities lending collateral totaled $164.9 million and $38.8 million, respectively. As of December 31, 2007 and 2006, no single issuer accounted for more than 4% and 6%, respectively, of the aggregate gross unrealized losses.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007 and 2006, the aging of the gross unrealized losses with respect to all fixed maturities, equities and securities lending collateral, grouped by percentage of gross unrealized loss (the extent by which the market value is less than amortized cost or cost) relative to cost, including the number of respective items, was as follows:

2007

Months in a Continuous Unrealized Loss Position	Less than or Equal to 20% of Cost(1)			Greater than 20% to 50% of Cost(1)			Total
	Fair Value	Gross Unrealized Loss	Items	Fair Value	Gross Unrealized Loss	Items	Fair Value	Gross Unrealized Loss	Items
	(dollars in thousands)
Total Fixed Maturities
0-6	$2,224,308	$60,636	372	$—	$—	—	$2,224,308	$60,636	372
6-12	754,710	13,335	78	—	—	—	754,710	13,335	78
>12	134,323	3,291	34	—	—	—	134,323	3,291	34

Total	$3,113,341	$77,262	484	$—	$—	—	$3,113,341	$77,262	484

Equities Available for Sale
0-6	$355,310	$34,536	139	$21,849	$7,603	9	$377,159	$42,139	148
6-12	4,055	342	4	—	—	—	4,055	342	4
>12	—	—	—	—	—	—	—	—	—

Total	$359,365	$34,878	143	$21,849	$7,603	9	$381,214	$42,481	152

Securities Lending Collateral
0-6	$1,381,095	$38,433	179	$5,376	$2,246	1	$1,386,471	$40,679	180
6-12	227,428	3,015	37	—	—	—	227,428	3,015	37
>12	58,046	1,422	8	—	—	—	58,046	1,422	8

Total	$1,666,569	$42,870	224	$5,376	$2,246	1	$1,671,945	$45,116	225

Total Fixed Maturities, Equities Available for Sale and Securities Lending Collateral
0-6	$3,960,713	$133,605	690	$27,225	$9,849	10	$3,987,938	$143,454	700
6-12	986,193	16,692	119	—	—	—	986,193	16,692	119
>12	192,369	4,713	42	—	—	—	192,369	4,713	42

Total	$5,139,275	$155,010	851	$27,225	$9,849	10	$5,166,500	$164,859	861

2006

Months in a Continuous Unrealized Loss Position	Less than or Equal to 20% of Cost(1)			Greater than 20% to 50% of Cost(1)			Total
	Fair Value	Gross Unrealized Loss	Items	Fair Value	Gross Unrealized Loss	Items	Fair Value	Gross Unrealized Loss	Items
	(dollars in thousands)
Total Fixed Maturities
0-6	$1,821,103	$26,876	321	$—	$—	—	$1,821,103	$26,876	321
6-12	45,323	451	9	—	—	—	45,323	451	9
>12	324,315	6,652	83	—	—	—	324,315	6,652	83

Total	$2,190,741	$33,979	413	$—	$—	—	$2,190,741	$33,979	413

Equities Available for Sale
0-6	$94,897	$3,764	37	$409	$183	2	$95,306	$3,947	39
6-12	7,917	438	4	1,202	391	1	9,119	829	5
>12	—	—	—	—	—	—	—	—	—

Total	$102,814	$4,202	41	$1,611	$574	3	$104,425	$4,776	44

Total Fixed Maturities and Equities Available for Sale
0-6	$1,916,000	$30,640	358	$409	$183	2	$1,916,409	$30,823	360
6-12	53,240	889	13	1,202	391	1	54,442	1,280	14
>12	324,315	6,652	83	—	—	—	324,315	6,652	83

Total	$2,293,555	$38,181	454	$1,611	$574	3	$2,295,166	$38,755	457

(1)	For fixed maturities and securities lending collateral, which is comprised principally of fixed maturities, represents amortized cost.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007 and 2006, the gross unrealized losses for all fixed maturities, equities available for sale and securities lending collateral included the following concentrations:

2007

Concentration	Gross Unrealized Losses
(in thousands)
Banking and financial institutions	$80,686
States, municipalities and political subdivisions	22,651
Domestic Alt-A residential mortgage-backed	12,654
U.S. Government and government agencies	7,984
Other	40,884

Total	$164,859

2006

Concentration	Gross Unrealized Losses
(in thousands)
Banking and financial institutions	$19,796
Energy	4,174
States, municipalities and political subdivisions	2,963
Other	11,822

Total	$38,755

The fair value of fixed maturities and securities lending collateral, which is comprised principally of fixed maturities, in an unrealized loss position at December 31, 2007 and 2006, by contractual maturity, is shown below:

	2007	2006
	(in thousands)
Non-asset-backed and collateralized:
Due in one year or less	$404,454	$216,493
Due after one year through five years	1,590,134	1,002,994
Due after five years through ten years	819,549	721,152
Due after ten years	1,107,008	247,374
Asset-backed and collateralized(1)	864,141	2,728

Total	$4,785,286	$2,190,741

(1)	Asset-backed and collateralized fixed maturities by their nature do not generally have single maturity dates.

4. Income Taxes (Benefits)

The Company files a U.S. consolidated federal income tax return with its domestic subsidiaries, which includes foreign operations. TRC will include as part of its taxable income those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

The U.S. federal income tax rate was 35% for 2007, 2006 and 2005. Actual tax expense (benefit) on income (loss) before income taxes differs from the “expected” amount computed by applying the U.S. federal income tax rate because of the following:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2007		2006		2005
	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes	Amount	Percent of Loss Before Income Taxes
	(dollars in thousands)
“Expected” tax expense (benefit)	$208,513	35.0%	$188,968	35.0%	$(16,134)	35.0%
Adjustments:
Tax-exempt interest	(82,866)	(13.9)	(76,754)	(14.2)	(63,408)	137.6
Dividends received deduction	(5,011)	(0.8)	(3,688)	(0.7)	(3,324)	7.2
Recognition of previously uncertain tax benefit	(5,300)	(0.9)	—	—	—	—
Interest on net tax refunds	(4,279)	(0.7)	—	—	—	—
Other	(2,446)	(0.5)	3,230	0.6	(1,142)	2.4

Actual tax expense (benefit)	$108,611	18.2%	$111,756	20.7%	$(84,008)	182.2%

Foreign and domestic components of actual tax expense (benefit):
Foreign	$117,172		$92,413		$29,044
Domestic:
Current	65,440		31,573		(81,811)
Deferred	(74,001)		(12,230)		(31,241)

	$108,611		$111,756		$(84,008)

Income (loss) before income taxes from Domestic operations was $268.1 million, $199.3 million and $(189.7) million in 2007, 2006 and 2005, respectively. Income before income taxes from foreign operations was $327.6 million, $340.6 million and $143.6 million in 2007, 2006 and 2005, respectively.

The domestic deferred tax benefit for 2007 and 2006 includes $32.9 million and $6.6 million, respectively, resulting from a minimum tax credit carryforward which, by law, may be carried forward indefinitely.

The domestic current tax benefit for 2005 includes $61.2 million resulting from a tax net operating loss carryback to prior years. In addition, the 2005 domestic deferred tax benefit includes $20.9 million resulting from a minimum tax credit carryforward.

The components of the net deferred income tax asset at December 31, 2007 and 2006 were as follows:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007	2006
	(in thousands)
Deferred income tax assets:
Unpaid losses and LAE, net of related reinsurance recoverable	$325,599	$302,078
Unearned premiums, net of prepaid reinsurance premiums	81,237	73,141
Cumulative translation adjustment	28,353	41,188
Benefit from amended tax returns	8,204	8,204
Minimum tax credit carryforward	60,316	27,462
Other	40,246	23,327

Total deferred income tax assets	543,955	475,400

Deferred income tax liabilities:
Deferred acquisition costs	86,828	80,913
Net unrealized appreciation of investments	9,602	64,069
Other	20,925	19,451

Total deferred income tax liabilities	117,355	164,433

Net deferred income tax asset	$426,600	$310,967

No valuation allowance has been recorded.

On January 1, 2007, TRH adopted FIN 48. At January 1, 2007, the total amount of TRH’s liability for unrecognized tax benefit, excluding interest and penalties, was $5.3 million. In 2007, TRH recognized this previously uncertain tax benefit. As a result, income tax expense for 2007 has been reduced by $5.3 million. TRH does not presently anticipate any material change in unrecognized tax benefits during the next twelve months.

Interest and penalties relating to unrecognized tax benefits/expenses are recognized in income tax expense, when applicable. As of December 31, 2007, there was $4.3 million of net interest receivable on income taxes. There was no interest or penalties accrued as of January 1, 2007. Current income tax expense was reduced by $4.3 million of interest on net tax refunds in 2007.

The table below reconciles the total amounts of unrecognized tax positions from December 31, 2006 to December 31, 2007, including interest and penalities, if any:

	Total Unrecognized Tax Positions December 31, 2006	Tax Additions/ Increases of prior years	Tax Reductions/ (Decreases) of prior years	Expiration of Statute	Settlements	Total Unrecognized Tax Positions December 31, 2007
	(in thousands)
Current Period Positions	$—	$—	$—	$—	$—	$—
Prior Period Positions	5,300	—	(5,300)	—	—	—

Total Positions	$5,300	$—	$(5,300)	$—	$—	$—

The following table lists the tax years that remain subject to examination by major tax jurisdiction as of December 31, 2007:

Major Tax Jurisdiction	Open Tax Years
Canada	2003–2006
France	2005–2006
Japan	2003–2006
Switzerland	2006
United Kingdom	2005–2006
United States	2004–2006

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Liability for Gross Loss Reserves

The activity in gross loss reserves is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
At beginning of year:
Gross loss reserves	$7,467,949	$7,113,294	$5,941,464
Less reinsurance recoverable	1,260,729	1,422,851	960,855

Net loss reserves	6,207,220	5,690,443	4,980,609

Net losses and LAE incurred in respect of losses occurring in:
Current year	2,549,653	2,281,538	2,608,206
Prior years	88,380	181,128	268,836

Total	2,638,033	2,462,666	2,877,042

Net losses and LAE paid in respect of losses occurring in:
Current year	508,511	508,917	670,658
Prior years	1,593,614	1,595,614	1,360,995

Total	2,102,125	2,104,531	2,031,653

Foreign exchange effect	156,588	158,642	(135,555)

At end of year:
Net loss reserves	6,899,716	6,207,220	5,690,443
Plus reinsurance recoverable	1,026,545	1,260,729	1,422,851

Gross loss reserves	$7,926,261	$7,467,949	$7,113,294

2007 includes net catastrophe losses incurred of $64.5 million principally relating to European Windstorm Kyrill and floods in the U.K. In addition, in 2007, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2006 and prior years needed to be increased as a result of greater than expected loss activity in 2007. As a result of that determination, TRH increased net losses and LAE incurred by $88.4 million, representing significant net adverse development in 2007 of losses occurring in all prior years. This net adverse development was comprised of $368.9 million relating to losses occurring in 2002 and prior, partially offset by net favorable development of $280.5 million, principally relating to losses occurring in 2006 and, to a lesser extent, 2005 and 2004. The line of business with the most significant net adverse development recorded in 2007 was the other liability line ($221 million), arising principally from losses occurring in 1998 to 2002. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, significant net adverse development was recorded in 2007 in the medical malpractice line ($38 million), arising principally from losses occurring between 1998 and 2002. These increases to incurred losses were offset in part by net favorable development occurring most significantly in the fire line ($84 million), arising principally from losses occurring in 2006, and in the allied ($43 million) and homeowners multiple peril ($34 million) lines, each arising principally from losses occurring between 2004 and 2006.

The net adverse development arising from losses occurring in years 1998 through 2002, which represent the great majority of the 2002 and prior development, generally relates to the fact that for many classes within these years, ceding companies continue to experience increased loss costs relative to expectations coupled with an unexpected lengthening of the loss emergence patterns. Generally, loss activity was greater than expected from losses occurring in the D&O and E&O classes, which continued to be impacted by claims relating to corporate bankruptcies and IPO allocation/laddering claims. Also, classes such as Excess Umbrella and Architects & Engineers were impacted by construction defect and other late reported high layer excess claims to a greater extent than expected. Contributing to this increase is the fact that many policies during this period covered underlying contracts that extended over multiple years, which contributed to recent reported loss activity exceeding previous expectations.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This has led to an increase in both the frequency and severity of claims entering the reinsured excess-of-loss coverage layers at later points in time than had previously been experienced. The favorable development in accident years 2004 through 2006 results from favorable loss trends, particularly in the shorter tailed classes.

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

There were no significant net catastrophe losses for events occurring in 2006. However, in 2006, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2005 and prior years needed to be increased as a result of greater than expected loss activity in 2006. As a result of that determination, TRH increased net losses and LAE incurred by $181.1 million, representing significant net adverse development in 2006 of losses occurring in all prior years. This net adverse development was comprised of $339.7 million relating to losses occurring in 2002 and prior, partially offset by favorable development of $158.6 million relating primarily to 2005, and to a much lesser extent, 2004 and 2003. The line of business with the most significant net adverse development recorded in 2006 was the other liability line ($192 million), arising principally from losses occurring in 2000 to 2002 for reasons similar to those discussed earlier for the other liability line development in 2007. In addition, significant net adverse development was recorded in 2006 in the medical malpractice line ($35 million), arising principally from losses occurring between 1998 and 2002, the fidelity line ($28 million), arising principally from losses occurring between 1999 and 2005, and the ocean marine and aviation line ($22 million), arising principally from losses occurring in 2005. The large majority of such net adverse development related to domestic operations. These increases to incurred losses were offset in part by net favorable development occurring most significantly in the fire line ($129 million), arising principally from losses occurring in 2005, and the homeowners multiple peril line ($36 million), arising principally from losses occurring between 2004 and 2005.

The year 2005 included $482.8 million of catastrophe losses incurred principally relating to Hurricanes Katrina, Rita and Wilma, and, to a lesser extent, to Central European floods and European Windstorm Erwin. In addition, in 2005, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2004 and prior years needed to be increased as a result of greater than expected loss activity in 2005. As a result of that determination, TRH increased net losses and LAE incurred by $268.8 million, representing significant net adverse development in 2005 of losses occurring in all prior years. This net adverse development was comprised of $524.9 million relating to losses occurring in 2002 and prior, partially offset by favorable development of $256.1 million relating primarily to 2004 and, to a lesser extent, to 2003. The lines of business with the most significant net adverse development recorded in 2005 were the other liability line ($366 million), arising principally from losses occurring in 1996 to 2002 for reasons similar to those discussed earlier for the other liability line development in 2007, and the medical malpractice line ($64 million), arising primarily from losses occurring between 1997 and 2001. The large majority of such net adverse development related to domestic operations. These increases to incurred losses were offset in part by net favorable development occurring most significantly in the fire line ($99 million), which arose principally from losses occurring in 2004, and in the ocean marine and aviation lines ($42 million, mostly related to aviation), which arose principally from losses occurring in 2001 through 2004.

Net adverse development on losses occurring in prior years, for all periods discussed above, includes amounts relating to catastrophe events. See Note 9 for such amounts.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Senior Notes

In December 2005, the Company completed a public offering of $750 million principal amount of its 5.75% senior notes due on December 14, 2015 (the “Senior Notes”). At December 31, 2007 and 2006, the Senior Notes remained outstanding. Of the $750 million aggregate principal amount of the Senior Notes offered, $450 million principal amount was purchased by certain subsidiaries of AIG. In addition, the unamortized original issue discount, which totaled $3.1 million and $3.4 million at December 31, 2007 and 2006, respectively, has been deducted from the carrying value of the Senior Notes and is being amortized over the term of the Senior Notes on the effective interest rate method. The proceeds from the offering were used to increase the capital and surplus of TRC and for other general corporate purposes. Interest expense incurred in connection with the Senior Notes was $43.4 million, $43.4 million and $2.1 million in 2007, 2006 and 2005, respectively. Interest payments on the Senior Notes totaled $43.1 million in each of 2007 and 2006. There were no interest payments on the Senior Notes in 2005.

7. Common Stock

Common stock activity for each of the three years in the period ended December 31, 2007 was as follows:

	2007	2006	2005
Shares outstanding, beginning of year	66,037,708	65,911,185	65,827,766
Issued under stock compensation plans	195,862	126,523	188,219
Acquisition of treasury stock	—	—	(104,800)

Shares outstanding, end of year	66,233,570	66,037,708	65,911,185

8. Net Income Per Common Share

Net income per common share has been computed in the following table based upon weighted average common shares outstanding.

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Net income (numerator)	$487,141	$428,152	$37,910

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	67,113	66,944	66,782
Less: Average shares in treasury	989	989	946

Average outstanding shares—basic (denominator)	66,124	65,955	65,836
Average potential shares from stock compensation(1)	530	311	333

Average outstanding shares—diluted (denominator)	66,654	66,266	66,169

Net income per common share:
Basic	$7.37	$6.49	$0.58
Diluted	7.31	6.46	0.57

(1)

2007 excludes the effect of 0.6 million anti-dilutive shares (from a total of 3.0 million potential shares). 2006 excludes the effect of performance-based restricted stock units whose performance period had not yet begun and 1.2 million anti-dilutive shares (from a total of 2.8 million potential shares). 2005 excludes the effect of 1.0 million anti-dilutive shares (from a total of 2.7 million potential shares).

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Impact of Catastrophe Costs

Income before income taxes in 2007 includes estimated net catastrophe costs of $55.2 million principally relating to European Windstorm Kyrill and floods in the U.K. Such costs consist of net catastrophe losses incurred of $64.5 million (gross $68.2 million; ceded $3.7 million) partially offset by net assumed reinstatement premiums of $9.3 million (gross $9.6 million; ceded $0.3 million).

While there were no significant net catastrophe costs for events occurring during 2006, income before income taxes in 2006 includes net catastrophe costs of $28.7 million relating to events which occurred in prior years. Such costs consist of net catastrophe losses incurred of $29.7 million (gross $84.5 million; ceded $54.8 million) and net assumed reinstatement premiums of $1.0 million.

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

Net assumed (ceded) reinstatement premiums serve to increase (reduce) net premiums written and earned by such amounts in their respective periods. Reinstatement premiums may arise on assumed and ceded business as a result of contractual provisions found in many excess-of-loss catastrophe reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period.

Net catastrophe costs represent TRH’s best estimate, including net changes from prior estimates, of the aggregate ultimate costs to be incurred relating to significant catastrophe events based upon information available at the time the estimate was made. These catastrophe cost estimates reflect significant judgment relating to many factors, including the ultimate resolution of certain legal and regulatory issues.

A summary of the components of pre-tax net catastrophe costs for 2007, 2006 and 2005 is presented below:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Net losses and LAE incurred for catastrophe events occurring in current year	$53.3	$—	$468.6
Net losses and LAE incurred for catastrophe events occurring in prior years	11.2	29.7	14.2

Total net losses and LAE incurred from catastrophe events	64.5	29.7	482.8
Net (assumed) ceded reinstatement premiums	(9.3)	(1.0)	61.1

Net catastrophe costs	$55.2	$28.7	$543.9

A summary of pre-tax net catastrophe costs by segment for 2007, 2006 and 2005 is presented below:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Domestic	$8.0	$18.2	$385.8

International:
Europe	47.4	16.9	119.6
Other	(0.2)	(6.4)	38.5

Total international	47.2	10.5	158.1

Total	$55.2	$28.7	$543.9

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and changes in such amounts between years are as follows:

	Net Unrealized Appreciation of Investments, Net of Deferred Income Tax	Net Unrealized Currency Translation Loss, Net of Deferred Income Tax	Accumulated Other Comprehensive Income
	(in thousands)
Balance, December 31, 2004	$160,818	$(65,584)	$95,234
Change during year	(32,500)	(27,005)	(59,505)

Balance, December 31, 2005	128,318	(92,589)	35,729
Change during year	(9,200)	16,097	6,897

Balance, December 31, 2006	119,118	(76,492)	42,626
Change during year	(101,154)	23,836	(77,318)

Balance, December 31, 2007	$17,964	$(52,656)	$(34,692)

11. Pension, Other Postretirement Benefits and Incentive Savings Plans

TRH’s employees participate in benefit plans administered by the AIG Group, including noncontributory defined benefit pension plans, other postretirement benefit plans and incentive savings plans (such as a 401(k) plan) which provides for certain matching contributions. A substantial majority of TRH’s employees are eligible to participate in these plans. Certain of the pension plans are multiemployer plans in that they do not separately identify plan benefits and plan assets attributable to employees of participating companies. For such plans, only contributions paid or accrued are charged to expense.

The charges made to operations for these plans for 2007, 2006 and 2005 were $4.4 million, $5.2 million and $3.6 million, respectively.

A small portion of TRH’s employees participate in plans maintained by TRH. Charges to operations for these plans are not material.

12. Stock-Based Compensation Plans

Prior to 2003, TRH had accounted for stock-based compensation based on the intrinsic-value method prescribed in APB 25 and related Interpretations, as permitted under SFAS 123. On January 1, 2003, TRH adopted the recognition provisions of SFAS 123, using the prospective method of transition and employed that method until the beginning of 2006. That method requires application of such recognition provisions under the fair value method to all stock-based compensation awards granted, modified, or settled on or after the date of adoption of the standard. Accordingly, net income for 2005 reflects compensation expenses, primarily relating to stock options, for stock-based compensation awards granted in 2003 and thereafter and to TRH employees’ participation in Starr International Company (“SICO”) Deferred Compensation Profit Participation Plans (the “SICO Plans”).

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, TRH had four stock-based compensation plans, the Transatlantic Holdings, Inc. 1995 Stock Option Plan (the “1995 Plan”), the Transatlantic Holdings, Inc. 2000 Stock Option Plan, as amended, (the “2000 Plan” and collectively with the 1995 Plan, the “Stock Option Plans”), the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan, as amended, (the “Stock Incentive Plan”) and the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended (the “Stock Purchase Plan”). The Stock Incentive Plan includes two sub-plans, the Transatlantic Holdings, Inc. Partners Plan (the “Partners Plan”) and the Transatlantic Holdings, Inc. Senior Partners Plan (the “Senior Partners Plan”). In addition, certain TRH employees participate in the SICO Plans and certain AIG stock-based compensation plans.

Expenses relating to stock-based compensation arrangements totaled $14.8 million, $10.9 million and $9.6 million in 2007, 2006 and 2005, respectively. Income tax benefits recognized related to stock-based compensation arrangements totaled $4.9 million, $3.3 million and $2.8 million in 2007, 2006 and 2005, respectively.

Total cash received from exercises of stock-based compensation was $6.0 million, $3.3 million and $2.7 million during 2007, 2006 and 2005, respectively. TRH has not paid out any cash to settle share-based payment awards during the 2007, 2006 or 2005. Cash savings resulting from excess tax benefits, as defined by SFAS 123R, totaled $1.1 million and $1.9 million in 2007 and 2006, respectively.

Income tax benefits realized by TRH on stock-based compensation exercises totaled $2.7 million, $1.5 million and $2.9 million in 2007, 2006 and 2005, respectively.

If TRH had adopted the provisions of SFAS 123R for recognizing compensation expense commencing at the date of grant for all awards, the effect would not have been material to net income or basic or diluted net income per share for 2005.

Historically, TRH has settled stock-based compensation exercises through the issuance of new shares.

The impact on the financial statements of the Stock Purchase Plan and TRH employees’ participation in certain AIG stock-based compensation plans was not material to TRH in 2007, 2006 and 2005. A discussion of the more significant stock-based compensation plans follows.

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

For options granted under the Stock Option Plans, in general, 25% of the options become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. At December 31, 2007, 1,385,000 shares were available for future grants under the 2000 Plan. No further options can be granted under the 1995 Plan, although options outstanding continue in force until exercise, expiration or forfeiture.

210,000 and 291,000 options were granted in 2007 and 2005, respectively. No options were granted in 2006. The fair value of each option grant is estimated on the date of grant using a binomial option pricing model. The following table presents the weighted average grant date fair value and the weighted average assumptions which were used in the calculation for options granted in 2007 and 2005:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2007	2005
Grant date fair value	$23.41	$21.85
Expected volatility	25.0%	18.5%
Risk free interest rate	4.9%	4.5%
Expected term (in years)	7.9	7.9

In 2007, a weighted average dividend yield of 0.82% was used in valuing options granted and was based on the dividend yield over the twelve month period prior to the grant date. In 2005, an increasing dividend schedule was used based on historical information. The expected volatility was based on the historical volatility of TRH shares. The risk-free interest rate was based on the U.S. treasury yield curve in effect at the time of grant. The expected term was calculated based on historical data on employee exercise behavior.

A summary of the status of the Stock Option Plans as of December 31, 2007 and the changes since January 1, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding, January 1, 2007	2,499,473	$56.55
Granted	210,000	64.31
Exercised	(275,054)	43.66
Forfeited or expired	(14,636)	52.34

Outstanding, December 31, 2007	2,419,783	58.72	5.3 years	$33,791

Exercisable, December 31, 2007	1,999,527	57.30	4.7 years	30,765

The aggregate intrinsic value of options exercised (the aggregate amount by which the market price of TRH shares at the time of exercise exceeded the exercise price of options exercised) was $7.1 million, $4.4 million and $9.4 million in 2007, 2006 and 2005, respectively. A total of approximately 301,000, 368,000 and 411,000 options vested in 2007, 2006 and 2005, respectively, with aggregate fair values of $5.0 million, $5.8 million and $6.2 million in 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was $6.6 million of total unrecognized compensation costs relating to options granted but not yet vested under the 2000 Plan. Compensation expense for options granted under the 2000 Plan is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 2.3 years.

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

Pursuant to the Stock Incentive Plan, service-based restricted stock units (“Service RSU”) have been granted and, as part of the Partners Plan and Senior Partners Plan, performance-based restricted stock units (“Performance RSU”) have been granted. As of December 31, 2007, there were 376,211 shares of common stock available for issuance in connection with future grants of awards under the Stock Incentive Plan. Shares available for future issuance assume participants in the Partners Plan and

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Senior Partners Plan will earn the maximum number of Performance RSUs until the actual amounts are determined, at which time, such shares available amount will be adjusted accordingly.

A summary of the status of the Service RSUs and Performance RSUs granted pursuant to the Stock Incentive Plan as of December 31, 2007 and the changes since January 1, 2007 are presented below:

	Number of Units		Weighted Average Grant Date Fair Value
	Service RSUs	Performance RSUs	Service RSUs	Performance RSUs
Unvested, January 1, 2007	178,255	142,608	$65.73	$57.85
Granted	103,450	27,000	62.47	62.09
Additional RSUs resulting from satisfaction of performance condition	—	21,462	n/a	58.13
Vested	(7,597)	—	62.29	n/a
Forfeited or expired	(6,978)	—	64.88	n/a

Unvested, December 31, 2007	267,130	191,070	64.59	58.48

	Service RSUs	Performance RSUs
Unvested RSUs as of December 31, 2007:
Weighted average remaining contractual life	2.1 years	3.6 years
Aggregate intrinsic value (in thousands)	$19,412	$13,885

(i) Service RSU

The great majority of Service RSUs will vest on the fourth anniversary of the date of grant for those grantees with continued employment through such date. The Company reserves the right to make payment for the Service RSUs in TRH shares or the cash equivalent of the fair value of such shares on the date of vesting.

103,450, 26,350 and 112,050 Service RSUs were granted in 2007, 2006 and 2005, respectively. The fair values of Service RSUs were estimated on the date of grant based on the closing market price of TRH shares on the date of grant.

7,597 and 150 Service RSUs vested in 2007 and 2005, respectively. No Service RSUs vested in 2006.

As of December 31, 2007, there was $8.4 million of total unrecognized compensation costs relating to Service RSUs granted but not yet vested under the Stock Incentive Plan. These costs are expected to be recognized over a weighted average period of 2.4 years.

(ii) Partners Plan and Senior Partners Plan

In August 2006, the Compensation Committee of the Board (the “Compensation Committee”) adopted the Partners Plan for purposes of incentivizing performance of certain of TRH’s senior executives. Under the Partners Plan, the Compensation Committee awards to senior executives Performance RSUs that pay out in TRH shares if performance goals for a specified period are satisfied. Each Performance RSU converts into one TRH share. The Partners Plan operates on the basis of successive overlapping two year performance periods, with a new period beginning each year. No awards were granted in 2007. Awards were granted in 2006. The first award’s performance period runs from January 1, 2006 through December 31, 2007 and the second award’s performance period runs from January 1, 2007 through December 31, 2008.

During the performance periods ending in 2007 and 2008, Partners Plan participants earn Performance RSUs based on the compound annual growth rate in adjusted book value per share of TRH shares (“BVPS Growth”) during the performance period. In 2006, 42,925 Performance RSUs were awarded under the Partners Plan with respect to the performance period beginning in 2006 and 87,683 Performance RSUs were awarded with respect to the performance period beginning in 2007. Based on the percentage of the BVPS Growth target achieved over the performance period, participants can earn

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from 25% to 150% of the awarded number of Performance RSUs. The maximum number of Performance RSUs that can be earned for the performance period beginning in 2006 and 2007 is 64,387 and 131,525, respectively. No Performance RSUs will be earned if BVPS Growth is less than 25% of target. Earned Performance RSUs will vest equally on the fourth and sixth anniversaries of the beginning of the performance period, generally so long as the participant is then employed by TRH. The two-year performance period beginning in 2006 ended on December 31, 2007. The maximum performance target was reached for the 2006-2007 period.

In August 2006, the Committee also adopted the Senior Partners Plan designed for TRH’s senior-most executives. The Senior Partners Plan generally operates in the same manner as the Partners Plan, except that the performance period is three years, participants can earn from 25% to 200% of the awarded number of Performance RSUs and no Performance RSUs will be earned if BVPS growth is less than 50% of target. In 2007, 27,000 Performance RSUs were awarded under the Senior Partners Plan with respect to the performance period beginning in 2007. In 2006, 12,000 Performance RSUs were awarded under the Senior Partners Plan with respect to the performance period beginning in 2006. The maximum number of Performance RSUs that can be earned is 54,000 for the performance period beginning in 2007 and 24,000 for the performance period beginning in 2006.

The fair value of each Performance RSU grant under the Partners Plan and the Senior Partners Plan is estimated on the date of grant based on the closing market price of TRH shares on the date of grant.

No Performance RSUs vested in 2007 or 2006.

As of December 31, 2007, there was $12.1 million of total unrecognized compensation costs relating to Performance RSUs granted but not yet vested under the Senior Partners Plan and the Partners Plan. Compensation expense for Performance RSUs is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 3.8 years. Because the performance period for the second award under the Partners Plan did not begin until January 1, 2007, the second award was not included in TRH’s 2006 expenses.

(c) Compensation to Certain TRH Employees from SICO

SICO is a private holding company which has no direct ownership interest in TRH but which has a significant ownership interest in AIG (see Note 13(c)). SICO had provided a series of two-year SICO Plans to certain TRH employees through December 31, 2004. The SICO Plans came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset is AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including TRH.

None of the costs of the various benefits provided under the SICO Plans has been paid by TRH. Following AIG’s determination in 2005 to record a charge for the deferred compensation amounts paid to TRH employees by SICO, TRH determined that, as a subsidiary of AIG, it was appropriate to record the compensation expense relating to its employees’ participation in such plans, with an offsetting amount credited to additional paid-in capital reflecting amounts deemed contributed by AIG to TRH.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the SICO Plans with shares rather than cash, the accounting for the SICO Plans changed from variable to fixed measurement accounting.

As of December 31, 2007, there was $8.4 million of total unrecognized compensation costs relating to the SICO Plans. These costs are expected to be recognized over a weighted average period of 5.7 years.

As total SICO compensation expense for each year prior to 2005 would not have been material to any such prior year, TRH recorded in 2005 the total amount of compensation expense relating to the SICO Plans that would have been recorded in all prior periods through December 31, 2004 as a reduction of retained earnings of $8.3 million, which was net of income tax savings that TRH expected to realize of $3.0 million. The entire amount of such prior year compensation cost, before tax effect, of $11.3 million, is considered a contribution to capital, and was recorded as an increase to additional paid-in capital.

In making this determination, TRH evaluated the impact that expense recognition would have had on all prior years to which SICO Plans compensation would have applied. In addition, these amounts were calculated as variable stock awards, which considered the fair market value of AIG common stock at each measurement date, and included any distributions made under the SICO Plans.

13. Related Party Transactions

(a) Transactions with the AIG Group: As of December 31, 2007, 2006 and 2005, AIG beneficially owned approximately 59% of the Company’s outstanding shares.

TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory, investment recordkeeping, cash management services, office space and human resource related activities. Under the guidance of TRH’s Finance Committee of the Board of Directors and senior management, certain subsidiaries of AIG act as financial advisors and managers of TRH’s investment portfolio. In 2007, 2006 and 2005, $13.8 million, $13.1 million and $11.5 million, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

Approximately $555 million (13%), $593 million (15%) and $575 million (15%) of gross premiums written by TRH in 2007, 2006 and 2005, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG, for the production of which TRH recorded ceding commissions totaling $114 million, $140 million and $122 million, respectively, in such years. (The amounts discussed in the preceding sentence include transactions with C.V. Starr & Co., Inc. (“Starr”) as described in Note 13(c).) In 2007, 2006 and 2005, the great majority of such gross premiums written were recorded in the property, other liability, medical malpractice and ocean marine and aviation lines. Of the premiums assumed from other subsidiaries of AIG, $248 million, $227 million and $209 million in 2007, 2006 and 2005, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that is almost entirely reinsured by TRH by prearrangement, for the production of which TRH recorded ceding commissions to such AIG subsidiaries totaling approximately $41 million, $40 million and $37 million, respectively, in such years. (See Note 15 for information relating to reinsurance ceded to related parties.)

(b) Senior Notes Purchased by AIG Subsidiaries: In December 2005, certain subsidiaries of AIG purchased, and at December 31, 2007 still hold, $450 million aggregate principal amount of the Senior Notes. Such amount comprised 60% of the total amount of the Senior Notes. (See Note 6.)

(c) Transactions with Starr: According to the Schedule 13D filed on March 20, 2007 by Starr, SICO, Edward E. Matthews, Maurice R. Greenberg, the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Universal Foundation, Inc., the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and the C.V. Starr & Co., Inc. Trust, these reporting persons could be deemed to beneficially own 355.0 million shares of AIG’s common stock at that date. Based on the shares of

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AIG’s common stock outstanding as of October 31, 2007, this beneficial ownership represents approximately 14% of the voting stock of AIG. Although these reporting persons have made filings under Section 16 of the Securities Exchange Act of 1934, reporting sales of shares of AIG’s common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to March 20, 2007. Throughout 2005 certain directors of TRH were also stockholders, executive officers or directors of Starr. On January 9, 2006, Starr released a press release indicating that all AIG executives and officers had tendered their shares in Starr pursuant to Starr’s tender offer. In 2007 and 2006, no TRH directors are stockholders, executive officers or directors of Starr.

In 2005, through April 3, Messrs. Greenberg, Matthews and Howard I. Smith were directors of TRH and also stockholders, executive officers or directors of Starr. On April 4, 2005, Messrs. Greenberg, Matthews and Smith resigned from the Board of Directors of TRH. For 2005, Messrs. Orlich and Tizzio were also stockholders, executive officers or directors of Starr. From May 19, 2005, when Messrs. Bensinger and Sullivan were elected to the Board of TRH, through approximately December 31, 2005, Messrs. Bensinger and Sullivan were also stockholders, executive officers or directors of Starr.

Throughout 2007, 2006 and 2005, certain of Starr’s subsidiaries operated as insurance agencies or brokers for insurance subsidiaries of AIG and, in such capacity, had produced reinsurance business for TRH. Net commissions relating to Starr subsidiaries were insignificant in 2007 and 2006. Net commissions relating to Starr subsidiaries totaled $11 million in 2005 for such reinsurance purchased by subsidiaries of AIG totaling $59 million.

(d) Other: TRH’s employees participate in certain benefit plans administered by the AIG Group and certain stock-based compensation plans which utilize AIG shares (see Notes 11 and 12, respectively).

14. Dividend Restriction and Statutory Financial Data

The payment of dividends and interest on the Senior Notes by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Such dividends are limited by statutory formula unless otherwise approved by the New York State Insurance Department (the “NYS ID”). The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31, 2007, TRC had statutory earned surplus of $2.06 billion, and, in 2008, in accordance with the statutory formula, could pay dividends of approximately $336.9 million without regulatory approval.

Statutory surplus and net income as reported to the NYS ID were as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
TRC
Statutory surplus	$3,368,801	$3,059,483	$2,617,997
Statutory net income	391,666	384,660	17,187
Putnam
Statutory surplus	151,720	138,091	114,219
Statutory net income	22,482	23,949	622

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Premiums written, premiums earned and losses and LAE incurred are comprised as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Gross premiums written(1)	$4,283,563	$3,983,417	$3,887,663

Ceded premiums written:
Affiliates(2)	142,993	134,929	94,690
Other(3)	187,671	215,048	326,620

	330,664	349,977	421,310

Net premiums written	$3,952,899	$3,633,440	$3,466,353

Gross premiums earned(1)	$4,232,190	$3,946,715	$3,842,545

Ceded premiums earned:
Affiliates(2)	135,110	129,019	116,850
Other(3)	194,411	213,602	340,701

	329,521	342,621	457,551

Net premiums earned	$3,902,669	$3,604,094	$3,384,994

Gross incurred losses and LAE(4)	$2,833,203	$2,820,206	$3,490,646
Reinsured losses and LAE ceded(5)	195,170	357,540	613,604

Net losses and LAE	$2,638,033	$2,462,666	$2,877,042

(1)	Gross premiums written and earned include $72 million of reinstatement premiums in 2005 relating to catastrophe loss events. Reinstatement premiums were not significant in 2007 and 2006.

(2)

Premiums written and earned that were ceded to affiliates principally represent amounts which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates.

(3)

Ceded premiums written and earned related to non-affiliates include $133 million of reinstatement premiums in 2005 relating to catastrophe loss events. Reinstatement premiums were not significant in 2007 and 2006.

(4)	Gross incurred losses and LAE include gross catastrophe losses incurred of $68 million, $85 million and $870 million in 2007, 2006 and 2005, respectively.

(5)	Reinsured losses and LAE ceded include ceded catastrophe losses incurred of $4 million, $55 million and $387 million in 2007, 2006 and 2005, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balances at December 31, 2007 and 2006 are comprised as follows:

	2007		2006
	Affiliates	Other	Affiliates	Other
	(in thousands)
Paid	$2,545	$57,553	$4,486	$141,978
Unpaid	441,311	573,234	436,714	812,014

Total	$443,856	$630,787	$441,200	$953,992

Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $12.0 million as of December 31, 2007 and 2006. TRH evaluates the financial condition of its retrocessionnaires through a security committee. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds and letters of credit to collateralize these amounts. Such funds and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH.

16. Segment Information

TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Senior Notes) and stock-based compensation expense. (See Note 6.)

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

A significant portion of the assets and liabilities of TRH’s international operations relate to the countries where ceding companies and reinsurers are located. Most investments are located in the country of domicile of these operations. In addition to licensing requirements, TRH’s international operations are regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possibilities of tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted.

While the great majority of premium revenues and assets relate to the regions where particular offices are located, a significant portion of such amounts may be derived from other regions of the world.

In addition, two large international brokers, respectively, accounted for non-affiliated business equal to 16% and 14% in 2007, 15% and 14% in 2006 and 15% and 15% in 2005, of consolidated revenues, with a significant portion in each segment.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of financial data by segment:

	2007	2006	2005
	(in thousands)
Domestic:
Net premiums written	$1,948,045	$1,751,229	$1,568,318
Net premiums earned(1)	1,933,643	1,703,575	1,472,211
Net investment income	300,702	290,349	219,271
Realized net capital gains	39,981	16,915	35,290
Revenues	2,274,326	2,010,839	1,726,772
Net losses and LAE	1,435,229	1,319,940	1,525,340
Underwriting expenses(2)	503,545	449,180	400,672
Underwriting loss(3)(4)	(3,441)	(53,514)	(430,915)
Income (loss) before income taxes	268,120	199,358	(189,698)
Identifiable assets(7)	8,577,815	8,369,479	8,122,244
International-Europe:
Net premiums written	$1,524,036	$1,401,140	$1,459,018
Net premiums earned	1,498,789	1,405,159	1,493,239
Net investment income	135,317	117,565	103,922
Realized net capital (losses) gains	(20,187)	(9,777)	2,193
Revenues(5)	1,613,919	1,512,947	1,599,354
Net losses and LAE	951,266	904,924	1,089,304
Underwriting expenses(2)	431,068	400,294	383,371
Underwriting profit(3)(4)	127,259	104,245	7,624
Income before income taxes	242,059	212,069	115,742
Identifiable assets(7)	5,512,987	4,713,522	3,341,310
International-Other(6):
Net premiums written	$480,818	$481,071	$439,017
Net premiums earned	470,237	495,360	419,544
Net investment income	33,753	26,626	20,054
Realized net capital gains	(10,405)	3,724	2,401
Revenues	493,585	525,710	441,999
Net losses and LAE	251,538	237,802	262,398
Underwriting expenses(2)	161,268	156,531	152,933
Underwriting profit (3)(4)	61,838	98,163	8,915
Income before income taxes	85,573	128,481	27,858
Identifiable assets(7)	1,393,525	1,185,463	901,122
Consolidated:
Net premiums written	$3,952,899	$3,633,440	$3,466,353
Net premiums earned(1)	3,902,669	3,604,094	3,384,994
Net investment income	469,772	434,540	343,247
Realized net capital gains	9,389	10,862	39,884
Revenues	4,381,830	4,049,496	3,768,125
Net losses and LAE	2,638,033	2,462,666	2,877,042
Underwriting expenses(2)	1,095,881	1,006,005	936,976
Underwriting profit (loss)(3)(4)	185,656	148,894	(414,376)
Income (loss) before income taxes	595,752	539,908	(46,098)
Identifiable assets(7)	15,484,327	14,268,464	12,364,676

(1)	Net premiums earned from affiliates approximate $427.9 million, $422.7 million and $467.4 million in 2007, 2006 and 2005, respectively, and are included primarily in Domestic.

(2)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(3)	Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(4)	See Note 9 for net catastrophe costs by segment.

(footnotes continued on next page)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(footnotes continued from previous page)

(5)

Includes revenues from the London, England office of $884.6 million, $819.5 million and $862.0 million in 2007, 2006 and 2005, respectively, and revenues from TRZ of $385.2 million, $380.7 million and $388.4 million in 2007, 2006 and 2005, respectively.

(6)

As the Hong Kong branch segment data is considered significant to segment data in 2005 only, certain key Hong Kong data elements which are included in International—Other in 2005 are as follows: Revenues—$99.3 million; Income before income taxes—$20.3 million; Assets—$100.9 million.

(7)	As of December 31.

Net premiums earned by major product line are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Casualty:
Other liability(1)	$1,043,888	$899,653	$830,183
Medical malpractice	379,792	304,872	306,548
Ocean marine and aviation	350,905	325,582	301,427
Auto liability	267,944	302,382	359,665
Accident and health	238,538	232,731	166,378
Surety and credit	173,838	165,366	146,587
Other	313,443	318,162	281,998

Total casualty	2,768,348	2,548,748	2,392,786

Property:
Fire	534,175	487,759	484,994
Allied lines	289,443	220,298	125,871
Auto physical damage	101,348	136,684	126,585
Homeowners multiple peril	83,414	97,567	143,582
Other	125,941	113,038	111,176

Total property	1,134,321	1,055,346	992,208

Total	$3,902,669	$3,604,094	$3,384,994

(1)	A large majority of the amounts within the other liability line relates to complex risks such as E&O and D&O, to general casualty risks and, to a lesser extent, environmental impairment liability.

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

On February 9, 2006, AIG announced that it reached a resolution of claims and matters under investigation by the DOJ, SEC, NYAG and NYS ID. AIG stated that the settlements resolved investigations conducted by the SEC, NYAG and NYS ID against AIG and conclude negotiations with these authorities and the DOJ in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers compensation premium taxes and other assessments.

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

In addition, from time to time, other regulators have commenced, and may in the future commence, investigations into insurance brokerage practices relating to contingent commissions and other industry-wide practices as well as other broker-related conduct, such as alleged bid-rigging, finite insurance and reinsurance transactions and other reinsurance practices. TRH has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

(b) Commercial Commitments: In the normal course of business, TRH has issued letters of credit totaling $114.0 million. These letters of credit are provided to secure certain loss reserves and other balances due to ceding companies. Where TRH provides a letter of credit, it is generally contractually obligated to continue to provide a letter of credit to the ceding company in the future to secure certain reserves and other balances.

(c) Leases: As of December 31, 2007, the future minimum lease payments (principally for leased office space) under various long-term operating leases were as follows:

(in thousands)
2008	$13,217
2009	12,742
2010	11,461
2011	10,290
2012	10,670
Remaining years after 2012 (from 2013 to 2021)	52,561

Total	$110,941

Rent expense approximated $11.3 million, $9.7 million and $8.8 million in 2007, 2006 and 2005, respectively.

18. Quarterly Financial Information (unaudited)

The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 2007 and 2006. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for such periods have been made.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands, except per share data)
Net premiums written	$984,164	$914,407	$983,084	$913,599	$984,624	$895,271	$1,001,027	$910,163
Net premiums earned	965,121	907,713	948,110	909,149	959,807	895,594	1,029,631	891,638
Net investment income	116,157	102,321	119,264	107,926	112,244	106,773	122,107	117,520
Realized net capital gains (losses)	15,397	5,709	1,882	(1,329)	14,723	2,097	(22,613)	4,385
Net income	107,229	101,973	125,662	104,439	141,726	106,943	112,524	114,797
Net income per common share:
Basic	1.62	1.55	1.90	1.58	2.14	1.62	1.70	1.74
Diluted	1.61	1.54	1.89	1.58	2.12	1.61	1.68	1.73

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 2007.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of TRH’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in TRH’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of TRH’s fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of TRH is responsible for establishing and maintaining adequate internal control over financial reporting. TRH’s internal control over financial reporting is a process designed under the supervision of TRH’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of TRH’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of TRH’s 2007 fiscal year, management conducted an assessment of the effectiveness of TRH’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that TRH’s internal control over financial reporting as of December 31, 2007 is effective.

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

The effectiveness of TRH’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of TRH’s internal control over financial reporting as of December 31, 2007.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning directors of Transatlantic Holdings, Inc. (the “Company,” and collectively with its subsidiaries, “TRH”) and the TRH code of ethics is included in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the Company’s fiscal year (the “2008 Proxy Statement”), in the section captioned “Election of Directors,” and such information is incorporated herein by reference. TRH has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer, that establishes minimum standards of professional responsibility and ethical conduct. This code of ethics is available on TRH’s website at http://www.transre.com. If TRH makes any substantive amendments to this code of ethics or grants any waiver from a provision of this code for such persons, TRH will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 2008 Proxy Statement under the caption “Election of Directors: ‘Ownership of Certain Securities,’ ” and such information is incorporated herein by reference.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of February 28, 2008.

Name	Position	Age	Served as Director or Officer Since
Robert F. Orlich	President and Chief Executive Officer and Director	60	1990(1)
Paul A. Bonny	Executive Vice President, President International Operations	51	1994
Michael C. Sapnar	Executive Vice President and Chief Underwriting Officer, Domestic Operations	41	2005(2)
Steven S. Skalicky	Executive Vice President and Chief Financial Officer	59	1995
Javier E. Vijil	Executive Vice President, President Latin American Division	54	1996
Kenneth Apfel	Senior Vice President and Chief Actuary	49	2004(3)
Gary A. Schwartz	Senior Vice President and General Counsel	47	1999(3)
Elizabeth M. Tuck	Secretary	52	1991
Martin J. Sullivan	Chairman of the Board	53	2005(4)
James Balog	Director	79	1988
Steven J. Bensinger	Director	53	2005(5)
C. Fred Bergsten	Director	66	1998
Ian H. Chippendale	Director	59	2007(6)
John G. Foos	Director	58	2007(7)
Diana K. Mayer	Director	61	2006(8)
Richard S. Press	Director	69	2006(9)
Thomas R. Tizzio	Director	70	1990(1)

(1)	Prior to April 1990, such person was a director or an officer of TRC and Putnam, but not of the Company.

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

(3)	On May 19, 2005, Messrs. Apfel and Schwartz were elected Directors of TRC and Putnam, but not of the Company.

(4)	Mr. Sullivan was elected as Chairman of the Board in May 2006. From May 2005 to May 2006, Mr. Sullivan was a Director of the Company.

(5)	Mr. Bensinger was elected as a Director of the Company in May 2005.

(6)	Mr. Chippendale was elected as a Director of the Company in May 2007.

(7)	Mr. Foos was elected as a Director of the Company in January 2007.

(8)	Ms. Mayer was elected as a Director of the Company in May 2006.

(9)	Mr. Press was elected as a Director of the Company in August 2006.

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

In addition, summarized information with respect to equity compensation granted by the Company as of December 31, 2007 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	2,419,783	$58.72	1,385,000
Service & performance RSUs	541,042	—	376,211
Equity compensation plan not approved by security holders	—	—	—

Total	2,960,825	$47.99	1,761,211

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

February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT F. ORLICH Robert F. Orlich	President and Chief Executive Officer (principal executive officer); Director	February 27, 2008
/s/ STEVEN S. SKALICKY Steven S. Skalicky	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2008
/s/ JAMES BALOG James Balog	Director	February 27, 2008
/s/ STEVEN J. BENSINGER Steven J. Bensinger	Director	February 27, 2008
C. Fred Bergsten	Director
/s/ IAN H. CHIPPENDALE Ian H. Chippendale	Director	February 27, 2008
/s/ JOHN G. FOOS John G. Foos	Director	February 27, 2008
/s/ DIANA K. MAYER Diana K. Mayer	Director	February 27, 2008
/s/ RICHARD S. PRESS Richard S. Press	Director	February 27, 2008
/s/ MARTIN J. SULLIVAN Martin J. Sullivan	Director	February 27, 2008
/s/ THOMAS R. TIZZIO Thomas R. Tizzio	Director	February 27, 2008

SCHEDULE I

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2007

Type of Investment	Cost or Amortized Cost(1)	Fair Value	Amount at Which Shown in the Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Government and government agencies and authorities	$323,364	$330,838	$330,838
States, municipalities and political subdivisions	6,481,249	6,615,130	6,585,054
Foreign governments	330,079	330,012	330,012
Public utilities	74,478	71,881	71,881
All other corporate	2,034,407	1,988,876	1,988,876
Asset-backed and collateralized securities	41,096	42,526	42,526

Total fixed maturities	9,284,673	9,379,263	9,349,187

Equities:
Common stocks:
Public utilities	28,390	29,854	29,854
Banks, trust and insurance companies	96,158	92,380	92,380
Industrial, miscellaneous and all other	483,836	500,496	500,496

Total common stocks	608,384	622,730	622,730
Nonredeemable preferred stocks	224,298	197,870	197,870

Total equities	832,682	820,600	820,600

Other invested assets	235,034	250,921	250,921
Securities lending collateral	2,053,271	2,012,031	2,012,031
Short-term investments	67,801	67,801	67,801
Cash and cash equivalents	255,432	255,432	255,432

Total investments and cash	$12,728,893	$12,786,048	$12,755,972

(1)	Investments in fixed maturities (including those included in securities lending collateral) are shown at amortized cost.

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only)
As of December 31, 2007 and 2006

	2007	2006
	(in thousands, except share data)
Assets:
Fixed maturities available for sale, at fair value (amortized cost: 2007—$21,502; 2006—$33,646)	$22,574	$34,571
Cash and cash equivalents	3,496	12,375
Investment in subsidiaries	4,025,270	3,635,647
Other assets	48,313	24,556
Dividend due from subsidiary	10,000	9,000

Total assets	$4,109,653	$3,716,149

Liabilities:
Dividends payable	$10,600	$9,000
5.75% senior notes due December 14, 2015:
Affiliates	448,158	447,980
Other	298,772	298,653
Accrued liabilities	3,081	2,246

Total liabilities	760,611	757,879

Stockholders’ equity:
Preferred Stock	—	—
Common Stock	67,222	67,027
Additional paid-in capital	249,853	228,480
Accumulated other comprehensive (loss) income	(34,692)	42,626
Retained earnings	3,088,578	2,642,056
Treasury Stock, at cost; 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	3,349,042	2,958,270

Total liabilities and stockholders’ equity	$4,109,653	$3,716,149

See Notes to Condensed Financial Information of Registrant—(Parent Company Only)

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
STATEMENTS OF OPERATIONS
(Parent Company Only)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands)
Revenues:
Net investment income (principally dividends from subsidiary)	$84,047	$90,825	$36,561
Realized net capital gains	482	—	246
Equity in undistributed income of subsidiaries	442,843	374,491	9,772

Total revenues	527,372	465,316	46,579

Expenses:
Operating expenses	15,213	11,734	10,312
Interest on senior notes	43,421	43,405	2,050

Total expenses	58,634	55,139	12,362

Income before income taxes	468,738	410,177	34,217

Income tax benefits:
Current	(9,570)	(9,675)	(697)
Deferred	(8,833)	(8,300)	(2,996)

Total income tax benefits	(18,403)	(17,975)	(3,693)

Net income	$487,141	$428,152	$37,910

See Notes to Condensed Financial Information of Registrant—(Parent Company Only)

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$487,141	$428,152	$37,910

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(442,843)	(374,491)	(9,772)
Change in dividend due from subsidiary	(1,000)	(1,000)	1,500
Changes in other assets and accrued liabilities	(32,872)	(7,083)	5,794

Total adjustments	(476,715)	(382,574)	(2,478)

Net cash provided by operating activities	10,426	45,578	35,432

Cash flows from investing activities:
Proceeds of fixed maturities sold	25,529	6,780	5,124
Proceeds of fixed maturities matured	20	—	—
Purchase of fixed maturities	(12,952)	(18,428)	—
Capital contribution to subsidiary	—	—	(745,000)
Net change in securities lending collateral	—	5	1

Net cash provided by (used in) investing activities	12,597	(11,643)	(739,875)

Cash flows from financing activities:
Net change in securities lending payable	—	(5)	(1)
Dividends to stockholders	(39,019)	(33,637)	(28,967)
Proceeds from common stock issued	6,042	3,273	2,651
Net proceeds from issuance of senior notes	—	—	744,690
Acquisition of treasury stock	—	—	(6,306)
Other, net	1,075	683	—

Net cash (used in) provided by financing activities	(31,902)	(29,686)	712,067

Change in cash and cash equivalents	(8,879)	4,249	7,624
Cash and cash equivalents, beginning of year	12,375	8,126	502

Cash and cash equivalents, end of year	$3,496	$12,375	$8,126

Notes to Condensed Financial Information of Registrant—(Parent Company Only)

(1)	The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2)	Investment in subsidiaries is reflected on the equity method.

SCHEDULE III

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
As of December 31, 2007, 2006 and 2005 and for the Years Then Ended

	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses	Net Commissions and Change in Deferred Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
	(in thousands)
2007
Property-Casualty
Domestic	$125,883	$4,448,545	$632,554	$1,933,643	$300,702	$1,435,229	$445,394	$56,461	$1,948,045
International:
Europe	63,618	2,645,256	317,972	1,498,789	135,317	951,266	377,332	42,932	1,524,036
Other	58,580	832,460	276,121	470,237	33,753	251,538	140,494	16,367	480,818

Consolidated	$248,081	$7,926,261	$1,226,647	$3,902,669	$469,772	$2,638,033	$963,220	$115,760	$3,952,899

2006
Property-Casualty
Domestic	$124,193	$4,311,705	$619,742	$1,703,575	$290,349	$1,319,940	$390,078	$47,071	$1,751,229
International:
Europe	52,814	2,428,357	278,222	1,405,159	117,565	904,924	356,142	39,848	1,401,140
Other	54,173	727,887	246,058	495,360	26,626	237,802	143,975	15,420	481,071

Consolidated	$231,180	$7,467,949	$1,144,022	$3,604,094	$434,540	$2,462,666	$890,195	$102,339	$3,633,440

2005
Property-Casualty
Domestic	$112,161	$4,253,194	$569,737	$1,472,211	$219,271	$1,525,340	$345,000	$32,786	$1,568,318
International:
Europe	48,511	2,331,533	261,774	1,493,239	103,922	1,089,304	362,279	34,032	1,459,018
Other	57,037	528,567	250,771	419,544	20,054	262,398	135,523	12,708	439,017

Consolidated	$217,709	$7,113,294	$1,082,282	$3,384,994	$343,247	$2,877,042	$842,802	$79,526	$3,466,353

SCHEDULE IV

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
REINSURANCE
For the Years Ended December 31, 2007, 2006 and 2005

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(dollars in thousands)
2007
Premiums written:
Property-Casualty	—	$330,664	$4,283,563	$3,952,899	108%
2006
Premiums written:
Property-Casualty	—	$349,977	$3,983,417	$3,633,440	110%
2005
Premiums written:
Property-Casualty	—	$421,310	$3,887,663	$3,466,353	112%

SCHEDULE VI

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
As of December 31, 2007, 2006 and 2005 and For the Years Then Ended

	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Discount if any Deducted	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Related to Current Year	Net Losses and Loss Adjustment Expenses Related to Prior Years	Net Commissions and Change in Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
	(in thousands)
2007	$248,081	$7,926,261	—	$1,226,647	$3,902,669	$469,772	$2,549,653	$88,380	$963,220	$2,102,125	$3,952,899
2006	231,180	7,467,949	—	1,144,022	3,604,094	434,540	2,281,538	181,128	890,195	2,104,531	3,633,440
2005	217,709	7,113,294	—	1,082,282	3,384,994	343,247	2,608,206	268,836	842,802	2,031,653	3,466,353

EXHIBIT INDEX

Exhibit No.		Description	Location
3.1	—	Certificate of Incorporation, as amended through April 19, 1990	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
3.1.1	—	Certificate of Amendment of the Certificate of Incorporation, dated May 25, 1999	Filed as exhibit to the Company’s 1999 Annual Report on Form 10-K (File No. 1- 10545) and incorporated herein by reference.
3.2	—	Amended and Restated By-Laws, as of September 27, 2007	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2007 and incorporated herein by reference.
4.1	—	Form of Common Stock Certificate	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
4.1.1	—	Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.1.2	—	First Supplemental Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.1.3	—	Underwriting Agreement among Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Transatlantic Holdings, Inc., dated December 7, 2005	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 9, 2005, and incorporated herein by reference.
4.1.4	—	Letter Agreement among American International Group, Inc., certain subsidiaries of American International Group, Inc. and Transatlantic Holdings, Inc., dated December 7, 2005	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 9, 2005, and incorporated herein by reference.

Exhibit No.		Description	Location
4.1.5	—	Registration Rights Agreement by and among Transatlantic Holdings, Inc., American International Group, Inc. and Designated Subsidiaries of American International Group, Inc. dated February 2, 2006	Filed as exhibit to the Company’s 2005 Annual Report on Form 10-K (File No. 1- 10545) and incorporated herein by reference.
10.1	—

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

Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.2	—	Exclusive Agency Agreement between Transatlantic Reinsurance Company and American Home Assurance Company, dated February 27, 1980	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.3	—	Service and Expense Agreement among PREINCO Holdings, Inc., Putnam Reinsurance Company, and American International Group, Inc. dated July 1, 1986	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.4	—	Service and Expense Agreement between Transatlantic Reinsurance Company and American International Group, Inc., dated December 15, 1977	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.

Exhibit No.		Description	Location
10.5	—	Investment Management Contract between Transatlantic Reinsurance Company and AIG Global Investors, Inc. dated August 1, 1986	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.6	—	Investment Management Contract between Putnam Reinsurance Company and AIG Global Investors, Inc. dated August 1, 1986	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.7	—	Transatlantic Holdings, Inc. 1990 Stock Option Plan*	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.7.1	—	Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan*	Filed as exhibit to the Company’s Registration Statement (File No. 33-41474) and incorporated herein by reference.
10.7.2	—	Amended Transatlantic Holdings, Inc. 1990 Stock Option Plan*	Filed as exhibit to the Company’s 1992 Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1- 10545) and incorporated herein by reference.
10.7.3	—	Transatlantic Holdings, Inc. 1995 Stock Option Plan and form of Director Option Agreement*	Filed as exhibits to the Company’s Registration Statement on Form S-8 (File No. 33-99764) and incorporated herein by reference.
10.7.4	—	Amendment to Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, effective as of December 7, 1995*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated January 31, 1996, and incorporated herein by reference.
10.7.5	—	Transatlantic Holdings, Inc. 2000 Stock Option Plan*	Filed as exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 50298) and incorporated herein by reference.
10.7.6	—	Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*	Filed as exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 111513) and incorporated herein by reference.

Exhibit No.		Description	Location
10.7.7	—	Form of Transatlantic Holdings, Inc. 2000 Stock Option Plan stock option agreement*	Filed as exhibit to the Company’s 2004 Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10545) and incorporated herein by reference.
10.7.8	—	Form of Transatlantic Holdings, Inc. 2003 Stock Incentive Plan RSU award agreement*	Filed as exhibit to the Company’s 2004 Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10545) and incorporated herein by reference.
10.7.9	—	Form of American International Group, Inc. 2005/2006 Deferred Compensation Profit Participation Plan for Senior Partners and related form of Senior Partner Award Letter*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2005, and incorporated herein by reference.
10.7.10	—	Form of American International Group, Inc. 2005/2006 Deferred Compensation Profit Participation Plan for Partners and related form of Partner Award Letter*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2005, and incorporated herein by reference.
10.7.11	—	Form of American International Group, Inc. 2005/2006 Deferred Compensation Profit Participation Plan for Associates and related form of Associate Award Letter*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2005, and incorporated herein by reference.
10.7.12	—	Amended Transatlantic Holdings, Inc. 2000 Stock Option Plan*	Filed as exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 135831) and incorporated herein by reference.
10.7.13	—	Amended Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*	Filed as exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 135832) and incorporated herein by reference.
10.7.14	—	Transatlantic Holdings, Inc. Partners Plan*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.

Exhibit No.		Description	Location
10.7.15	—	Transatlantic Holdings, Inc. Senior Partners Plan*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.7.16	—	Transatlantic Holdings, Inc. Annual Bonus Plan*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.7.17	—	Form of Transatlantic Holdings, Inc. Partners Plan Performance RSU Award Agreement*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.7.18	—	Form of Transatlantic Holdings, Inc. Senior Partners Plan Performance RSU Award Agreement*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.7.19	—	Transatlantic Holdings, Inc. 2007 Executive Bonus Plan*	Filed as appendix to the Company’s Definitive Proxy Statement (File No. 1-10545) dated April 20, 2007 and incorporated herein by reference.
10.8	—	Surplus Treaty between American International Group Companies and Transatlantic Reinsurance Company, dated September 29, 1989	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.9	—	Quota Share Reinsurance Treaty among Lexington Insurance Company, Landmark Insurance Company, New Hampshire Insurance Company and Transatlantic Reinsurance Company, dated February 28, 1990	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.

Exhibit No.		Description	Location
10.10	—

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