Form 10-Q
period 2008-03-31
TRANSATLANTIC HOLDINGS INC
filed 2008-05-09
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

YES ☒           NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐          NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008. 66,246,515

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007

	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2008-$1,262,000; 2007-$1,280,011)	$1,248,886	$1,249,935
Available for sale, at fair value (amortized cost: 2008-$8,326,439; 2007-$8,034,738) (pledged, at fair value: 2008-$2,011,715; 2007-$1,966,364)	8,290,405	8,099,252
Equities:
Available for sale, at fair value:
Common stocks (cost: 2008-$572,878; 2007-$572,468) (pledged, at fair value: 2008-$7,457; 2007-$21,900)	563,969	587,373
Nonredeemable preferred stocks (cost: 2008-$224,181; 2007-$224,298)	197,602	197,870
Trading: common stocks, at fair value (cost: 2008-$32,216; 2007-$35,916) (pledged, at fair value: 2008-$595; 2007-$2,144)	32,672	35,357
Other invested assets	251,383	250,921
Securities lending invested collateral, principally at fair value (amortized cost: 2008-$2,087,740; 2007-$2,053,271)	1,964,605	2,012,031
Short-term investments	118,977	67,801

Total investments	12,668,499	12,500,540
Cash and cash equivalents	293,264	255,432
Accrued investment income	146,573	143,675
Premium balances receivable, net	751,088	641,026
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	358,396	443,856
Other	610,634	630,787
Deferred acquisition costs	253,885	248,081
Prepaid reinsurance premiums	99,682	71,617
Deferred income taxes	484,102	426,600
Other assets	105,906	122,713

Total assets	$15,772,029	$15,484,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$8,069,570	$7,926,261
Unearned premiums	1,282,670	1,226,647
Securities lending payable	2,087,740	2,054,649
5.75% senior notes due December 14, 2015:
Affiliates	448,204	448,158
Other	298,803	298,772
Other liabilities	204,285	180,798

Total liabilities	12,391,272	12,135,285

Commitments and contingent liabilities (see Note 10)
Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2008-67,235,415; 2007-67,222,470	67,235	67,222
Additional paid-in capital	254,795	249,853
Accumulated other comprehensive loss	(112,985)	(34,692)
Retained earnings	3,193,631	3,088,578
Treasury Stock, at cost: 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	3,380,757	3,349,042

Total liabilities and stockholders’ equity	$15,772,029	$15,484,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2008	2007

	(in thousands, except per share data)
Revenues:
Net premiums written	$1,035,613	$984,164
Increase in net unearned premiums	(18,424)	(19,043)

Net premiums earned	1,017,189	965,121
Net investment income	117,209	116,157
Realized net capital (losses) gains	(15,051)	15,397

Total revenues	1,119,347	1,096,675

Expenses:
Net losses and loss adjustment expenses	675,429	675,639
Net commissions	256,741	247,585
Other underwriting expenses	30,324	25,173
Increase in deferred acquisition costs	(5,804)	(4,356)
Interest on senior notes	10,858	10,853
Other, net	6,580	5,166

Total expenses	974,128	960,060

Income before income taxes	145,219	136,615
Income taxes	29,566	29,386

Net income	$115,653	$107,229

Net income per common share:
Basic	$1.75	$1.62
Diluted	1.73	1.61

Cash dividends declared per common share	0.160	0.135

Weighted average common shares outstanding:
Basic	66,240	66,049
Diluted	66,805	66,455

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2008	2007

	(in thousands)

Net cash provided by operating activities	$284,138	$194,749

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	681,266	398,827
Proceeds of fixed maturities available for sale redeemed or matured	233,094	117,713
Proceeds of equities available for sale sold	237,031	277,193
Purchase of fixed maturities available for sale	(1,117,952)	(668,001)
Purchase of equities available for sale	(254,867)	(290,164)
Net sale of other invested assets	1,072	2,004
Net change in securities lending invested collateral	29,839	71,877
Net purchase of short-term investments	(49,734)	(8,926)
Change in other liabilities for securities in course of settlement	19,858	71,415
Other, net	12,635	(18,966)

Net cash used in investing activities	(207,758)	(47,028)

Cash flows from financing activities:
Net change in securities lending payable	(29,839)	(71,877)
Dividends to stockholders	(10,599)	(8,916)
Proceeds from common stock issued	375	265
Other, net	(243)	(219)

Net cash used in financing activities	(40,306)	(80,747)

Effect of exchange rate changes on cash and cash equivalents	1,758	(547)

Change in cash and cash equivalents	37,832	66,427
Cash and cash equivalents, beginning of period	255,432	205,264

Cash and cash equivalents, end of period	$293,264	$271,691

Supplemental cash flow information:
Income taxes paid, net	$21,550	$11,200
Interest paid on senior notes	—	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,

	2008	2007

	(in thousands)

Net income	$115,653	$107,229

Other comprehensive loss:
Net unrealized depreciation of investments, net of tax:
Net unrealized holding losses	(216,106)	(12,403)
Deferred income tax benefit on above	75,639	4,342
Reclassification adjustment for losses (gains) included in net income	8,945	(14,787)
Deferred income tax (charge) benefit on above	(3,131)	5,175

	(134,653)	(17,673)

Net unrealized foreign currency translation gain, net of tax:
Net unrealized foreign currency translation gain	86,707	15,689
Deferred income tax charge on above	(30,347)	(5,491)

	56,360	10,198

Other comprehensive loss	(78,293)	(7,475)

Comprehensive income	$37,360	$99,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

1.	Basis of Presentation

          These unaudited condensed consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries, “TRH”) for the year ended December 31, 2007.

          In the opinion of management, these condensed consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated.

          Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

2.	Recent Accounting Standards

(a) Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”)

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an asset or liability is carried at fair value. The fair value measurement and related disclosure guidance in SFAS 157 does not apply to fair value measurements associated with share-based compensation awards accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.”

          TRH adopted SFAS 157 on January 1, 2008, its required effective date. With certain specific exceptions which would require a cumulative-effect adjustment to opening retained earnings on January 1, 2008, SFAS 157 must be applied prospectively. At January 1, 2008, in accordance with the standard, TRH made no adjustment to opening retained earnings. In addition, there were no significant changes to valuation methodologies applied as of March 31, 2008 compared to those used as of December 31, 2007.

See Note 3 for additional SFAS 157 disclosures.

(b) SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”)

          In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 was effective for TRH on January 1, 2008. TRH did not employ this standard to measure any assets or liabilities at fair value that were not previously required to be measured on that basis.

2.	Recent Accounting Standards (continued)

(c) Future Application of Accounting Standard

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

3.	Investments:

(a) Fair Value Measurements

Effective January 1, 2008, TRH adopted SFAS 157, which specifies measurement and disclosure standards related to assets and liabilities measured at fair value. See Note 2 for additional information.

	I.	Fair Value Measurements on a Recurring Basis

          TRH measures at fair value on a recurring basis financial instruments included principally in its trading and available for sale securities portfolios, non-traded equity investments included in other invested assets, securities lending invested collateral (which includes asset-backed and non-asset-backed fixed maturities) and certain short-term investments. The fair value of a financial instrument is the amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

          The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.

A further discussion of the most significant categories of investments carried at fair value on a recurring basis follows:

i. Fixed Maturities Available for Sale (Including Fixed Maturities Within Securities Lending Invested Collateral) and Equity Securities Traded in Active Markets (Trading and Available for Sale)

             TRH maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, TRH obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity instruments in its available for sale portfolio and marketable equity securities in its trading and available for sale portfolios. Market price data generally is obtained from exchange or dealer markets.

3.	Investments (continued)

          TRH estimates the fair value of fixed maturity instruments not traded in active markets by referring to traded securities with similar attributes, using dealer quotations and a matrix pricing methodology, or discounted cash flow analyses. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity instruments that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

ii. Certain Short-Term Investments

          Short-term investments carried at fair value principally include money market instruments and commercial paper. These instruments are typically not traded in active markets; however, their fair values are based on market observable inputs.

	II.	Fair Value Measurements on a Non-Recurring Basis

          TRH also measures the fair value of certain assets on a non-recurring basis, when appropriate, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets primarily include held-to-maturity fixed maturities and cost and equity-method investments. When TRH determines that the carrying value of these assets may not be recoverable, TRH reduces the carrying value of such assets to fair value with the loss recognized in income as a realized capital loss. In such cases, TRH measures the fair value of these assets using the techniques discussed above for fixed maturities and equity securities.

See Note 2(c) of Notes to Consolidated Financial Statements in the 2007 Annual Report on Form 10-K for additional information about how TRH tests its investments for other-than-temporary impairment.

	III.	Fair Value Hierarchy

          Beginning January 1, 2008, assets recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the market place used to measure the fair values as discussed below:

•

Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that TRH has the ability to access for identical assets. TRH classifies as Level 1 those instruments valued using quoted market prices in active markets. Market price data generally is obtained from exchange or dealer markets. TRH does not adjust the quoted price for such instruments. Assets measured at fair value on a recurring basis and classified as Level 1 include fixed maturity obligations of the U.S. government, actively traded listed common stocks and mutual funds (which are included on the balance sheet in common stocks available for sale).

•

Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include certain U.S. government agency securities, state, municipal and political subdivision obligations, investment-grade and high-yield corporate bonds, non-redeemable preferred stocks available for sale, most asset-backed securities and certain short-term investments.

3.	Investments (continued)

•

Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. TRH considers factors specific to the asset. Assets measured at fair value on a recurring basis and classified as Level 3 principally include certain asset-backed and non-asset-backed securities included in securities lending invested collateral.

	IV.	Assets Measured at Fair Value on a Recurring Basis

          The following table presents information about assets measured at fair value on a recurring basis at March 31, 2008 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Balance March 31, 2008

	(in millions)
Assets(a):
Fixed maturities available for sale	$83.1	$8,205.1	$2.2	$8,290.4
Common stocks available for sale	564.0	—	—	564.0
Nonredeemable preferred stocks available for sale	—	195.1	2.5	197.6
Common stocks trading	32.7	—	—	32.7
Other invested assets	—	—	18.6	18.6
Securities lending invested collateral	—	1,434.5	229.9	1,664.4
Short-term investments(b)	—	93.4	—	93.4

Total	$679.8	$9,928.1	$253.2	$10,861.1

(a)	Represents only items measured at fair value.
(b)	Short-term investments in level 2 are carried at cost which approximates fair value.

At March 31, 2008, Level 3 assets totaled $253.2 million, representing 2.3% of total assets measured at fair value on a recurring basis.

3.	Investments (continued)

          The following table presents changes during the three-month period ended March 31, 2008 in Level 3 assets measured at fair value on a recurring basis, together with the balances of such assets at January 1, 2008 and March 31, 2008, and the realized and unrealized gains (losses) recorded in income or comprehensive income (loss) during the three-month period ended March 31, 2008, and the unrealized gains (losses) recorded in income during such three month period related to these assets that remained on the consolidated balance sheet at March 31, 2008:

		Net Realized/Unrealized Gains/Losses Included in

	Balance January 1, 2008	Net Investment Income	Net Realized Capital Gains	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Balance March 31, 2008	Unrealized (Gains) Losses Recorded in Income on Instruments held at March 31, 2008

	(in millions)

Fixed maturities available for sale	$0.5	$—	$—	$—	$1.7	$2.2	$—
Nonredeemable preferred stocks available for sale	2.5	—	—	—	—	2.5	—
Other invested assets	18.3	0.7	—	0.4	(0.8)	18.6	—
Securities lending invested collateral	237.1	—	—	(5.9)	(1.3)	229.9	—

Total	$258.4	$0.7	$—	$(5.5)	$(0.4)	$253.2	$—

          Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses for assets may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities).

Net unrealized depreciation related to Level 3 investments approximated $7.8 million at March 31, 2008.

V.	Fair Value Measured on a Non-Recurring Basis

None of TRH’s assets were written down to fair value on a non-recurring basis during the three months ended March 31, 2008.

3.	Investments (continued)

	(b)	Unrealized Gains (Losses) on Investments

I. Fixed Maturities: The amortized cost and fair value of investments classified as fixed maturities on the balance sheet at March 31, 2008 and December 31, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized

		Gains	Losses	Fair Value

	(in thousands)
March 31, 2008
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,248,886	$25,640	$12,526	$1,262,000

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$341,317	$8,745	$21	$350,041
States, municipalities and political subdivisions	5,378,790	96,670	93,736	5,381,724
Foreign governments	341,715	4,515	1,690	344,540
Corporate	2,225,865	7,898	60,269	2,173,494
Asset-backed	38,752	1,854	—	40,606

Total	$8,326,439	$119,682	$155,716	$8,290,405

	Amortized Cost	Gross Unrealized

		Gains	Losses	Fair Value

	(in thousands)
December 31, 2007
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,249,935	$32,871	$2,795	$1,280,011

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$323,364	$7,564	$90	$330,838
States, municipalities and political subdivisions	5,231,314	123,661	19,856	5,335,119
Foreign governments	330,079	2,372	2,439	330,012
Corporate	2,108,885	3,882	52,010	2,060,757
Asset-backed	41,096	1,502	72	42,526

Total	$8,034,738	$138,981	$74,467	$8,099,252

3.	Investments (continued)

II.      Securities Lending Invested Collateral: Securities lending invested collateral is maintained in segregated accounts for TRH by the program manager and is invested in floating rate bonds (i.e., fixed maturities), including asset-backed securities, and cash equivalents. The amortized cost and fair value of securities lending invested collateral by underlying category of security at March 31, 2008 and December 31, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized

		Gains	Losses	Fair Value

	(in thousands)
March 31, 2008
Fixed maturities available for sale:
Asset-backed:
Domestic:
Commercial mortgage-backed	$52,293	$—	$3,384	$48,909
Residential:
Mortgage-backed:
Alt-A	149,198	—	51,655	97,543
Prime non-agency	54,484	—	16,718	37,766
HELOC	22,214	—	7,555	14,659
Other asset-backed	16,863	—	2,617	14,246

Total domestic	295,052	—	81,929	213,123

Foreign:
Commercial mortgage-backed	106,304	—	4,135	102,169
Residential mortgage-backed	377,348	3	12,098	365,253
Other asset-backed	61,166	10	1,878	59,298

Total foreign	544,818	13	18,111	526,720

Total asset-backed	839,870	13	100,040	739,843
Non-asset-backed	947,670	21	23,129	924,562

Total fixed maturities available for sale	1,787,540	34	123,169	1,664,405
Cash equivalents	300,200	—	—	300,200

Total	$2,087,740	$34	$123,169	$1,964,605

3.	Investments (continued)

	Amortized Cost	Gross Unrealized

		Gains	Losses	Fair Value

	(in thousands)
December 31, 2007
Fixed maturities available for sale:
Asset-backed:
Domestic:
Commercial mortgage-backed	$52,292	$—	$713	$51,579
Residential:
Mortgage-backed:
Alt-A	154,829	—	12,365	142,464
Prime non-agency	55,102	—	5,070	50,032
HELOC	23,472	—	1,094	22,378
Other asset-backed	30,477	—	691	29,786

Total domestic	316,172	—	19,933	296,239

Foreign:
Commercial mortgage-backed	106,821	—	1,900	104,921
Residential mortgage-backed	385,102	3,822	7,530	381,394
Collateralized debt obligations	21,557	—	18	21,539
Other asset-backed	71,810	—	657	71,153

Total foreign	585,290	3,822	10,105	579,007

Total asset-backed	901,462	3,822	30,038	875,246
Non-asset-backed	955,070	54	15,078	940,046

Total fixed maturities available for sale	1,856,532	3,876	45,116	1,815,292
Cash equivalents	196,739	—	—	196,739

Total	$2,053,271	$3,876	$45,116	$2,012,031

4.	Net Income Per Common Share

         Net income per common share for the periods presented below has been computed based upon weighted average common shares outstanding.

	Three Months Ended March 31,

	2008	2007

	(in thousands, except per share data)

Net income (numerator)	$115,653	$107,229

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	67,229	67,038
Less: Average shares in treasury	989	989

Average outstanding shares - basic (denominator)	66,240	66,049
Average potential shares from stock compensation(a)	565	406

Average outstanding shares - diluted (denominator)	66,805	66,455

Net income per common share:
Basic	$1.75	$1.62
Diluted	1.73	1.61

(a)

The three months ended March 31, 2008 excludes the effect of 0.8 million anti-dilutive shares (from a total of 3.0 million potential shares). The three months ended March 31, 2007 excludes the effect of 0.6 million anti-dilutive shares (from a total of 2.9 million potential shares).

5.	Impact of Catastrophe Costs

          While there were no significant catastrophe costs for events occurring during the first quarter of 2008, income before income taxes in the first quarter of 2008 includes pre-tax net catastrophe costs of $0.3 million relating to events occurring in 2007 and 2005. Such costs consist of net catastrophe losses of ($0.6) million (gross $0.7 million; ceded $1.3 million) and net ceded reinstatement premiums of $0.9 million (gross ($0.8) million; ceded $0.1 million).

          Net income for the first quarter of 2007 includes pre-tax net aggregate costs from catastrophe events totaling $39.7 million, or $29.8 million after tax, principally arising from European Windstorm Kyrill. Such costs consist of net catastrophe losses incurred of $44.0 million (gross $42.4 million; ceded ($1.6) million) and net assumed reinstatement premiums of $4.3 million (gross $4.5 million; ceded $0.2 million). The small reduction in ceded catastrophe losses incurred relates to events occurring in prior years.

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

          Net catastrophe costs represent TRH’s best estimates, including net changes from prior estimates, of the aggregate ultimate costs to be incurred relating to significant catastrophe events based upon information available at the time the estimate was made. These catastrophe cost estimates reflect significant judgment relating to many factors, including the ultimate resolution of certain legal and regulatory issues.

          A summary of the components of pre-tax net catastrophe costs for the three months ended March 31, 2008 and 2007 is presented in the following table:

5.	Impact of Catastrophe Costs (continued)

	Three Months Ended March 31,

	2008	2007

	(in millions)

Net losses and loss adjustment expenses incurred from catastrophe events occurring in the current year	$—	$40.1
Net losses and loss adjustment expenses incurred from catastrophe events occurring in prior years	(0.6)	3.9

Total net losses and loss adjustment expenses incurred from catastrophe events	(0.6)	44.0
Net ceded (assumed) reinstatement premiums	0.9	(4.3)

Net catastrophe costs	$0.3	$39.7

          A summary of pre-tax net catastrophe costs by segment for the three month periods ended March 31, 2008 and 2007 is presented below:

	Three Months Ended March 31,

	2008	2007

	(in millions)

Domestic	$1.7	$2.1

International:
Europe	(1.3)	37.5
Other	(0.1)	0.1

Total international	(1.4)	37.6

Total	$0.3	$39.7

6.	Reinsurance Ceded

         Premiums written, premiums earned and losses and loss adjustment expenses incurred are comprised of the following:

	Three Months Ended March 31,

	2008	2007

	(in thousands)

Gross premiums written	$1,131,262	$1,095,960
Ceded premiums written	95,649	111,796

Net premiums written	$1,035,613	$984,164

Gross premiums earned	$1,085,343	$1,040,259
Ceded premiums earned	68,154	75,138

Net premiums earned	$1,017,189	$965,121

Gross incurred losses and loss adjustment expenses	$698,778	$697,810
Reinsured losses and loss adjustment expenses ceded	23,349	22,171

Net losses and loss adjustment expenses	$675,429	$675,639

6.	Reinsurance Ceded (continued)

          Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include amounts, which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates. Gross premiums written and ceded premiums written include $47.3 million and $48.5 million in the first quarter of 2008 and 2007, respectively, relating to such arrangements. Gross premiums earned and ceded premiums earned include $31.4 million and $35.0 million in the first quarter of 2008 and 2007, respectively, relating to such arrangements. Gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include $17.0 million and $10.4 million in the first quarter of 2008 and 2007, respectively, relating to such arrangements.

          In addition, gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded for the first quarter of 2008 and 2007 include gross and ceded catastrophe losses incurred, respectively, as discussed in Note 5.

7.	Cash Dividends

          In the first quarter of 2008, the Company’s Board of Directors declared a cash dividend of $0.16 per common share, or approximately $10.6 million in the aggregate, payable on June 20, 2008.

8.	Segment Information

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

          The following table presents a summary of comparative financial data by segment:

	Three Months Ended March 31,

	2008	2007

	(in thousands)
Domestic:
Net premiums written	$548,122	$516,039
Net premiums earned(a)	509,688	504,431
Net investment income	71,373	76,298
Realized net capital (losses) gains	(11,374)	14,147
Revenues	569,687	594,876
Net losses and loss adjustment expenses	373,382	374,234
Underwriting expenses(c)	147,851	131,815
Underwriting (loss) profit(d)(e)	(1,320)	1,360
Income before income taxes	41,226	75,391

8.	Segment Information (continued)

	Three Months Ended March 31,

	2008	2007

	(in thousands)
International-Europe:
Net premiums written	$382,353	$362,095
Net premiums earned(a)	370,933	349,129
Net investment income	37,136	31,695
Realized net capital gains	667	470
Revenues(b)	408,736	381,294
Net losses and loss adjustment expenses	232,735	251,684
Underwriting expenses(c)	98,299	101,444
Underwriting profit (loss)(d)(e)	43,746	(932)
Income before income taxes	81,548	31,222

International-Other(f):
Net premiums written	$105,138	$106,030
Net premiums earned(a)	136,568	111,561
Net investment income	8,700	8,164
Realized net capital (losses) gains	(4,344)	780
Revenues(b)	140,924	120,505
Net losses and loss adjustment expenses	69,312	49,721
Underwriting expenses(c)	40,915	39,499
Underwriting profit (loss)(d)(e)	18,073	20,652
Income before income taxes	22,445	30,002

Consolidated:
Net premiums written	$1,035,613	$984,164
Net premiums earned(a)	1,017,189	965,121
Net investment income	117,209	116,157
Realized net capital (losses) gains	(15,051)	15,397
Revenues	1,119,347	1,096,675
Net losses and loss adjustment expenses	675,429	675,639
Underwriting expenses(c)	287,065	272,758
Underwriting profit(d)(e)	60,499	21,080
Income before income taxes	145,219	136,615

(a)	Net premiums earned from affiliates approximate $97 million and $104 million for the three months ended March 31, 2008 and 2007, respectively, and are included mainly in Domestic.

(b)	Revenues from the London branch totaled $220 million and $208 million for the three months ended March 31, 2008 and 2007, respectively.

(c)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(d)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(e)	See Note 5 for net catastrophe costs by segment.

(f)

Hong Kong branch segment data is considered significant for the first quarter of 2008 only. Certain key Hong Kong data elements which are included in International - Other in the 2008 and 2007 periods are as follows:

	Three Months Ended March 31,

	2008	2007

	(in thousands)
Revenues	$20,938	$26,860
(Loss) income before income taxes	(6,253)	2,368

9.	Related Party Transactions

          As of March 31, 2008 and 2007, American International Group, Inc. (“AIG”) beneficially owned approximately 59% of the Company’s outstanding common stock.

          Approximately $137.6 million (12.2%) and $154.4 million (14.1%) of gross premiums written by TRH in the first quarter of 2008 and 2007, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG. In each of the first quarter of 2008 and 2007, the great majority of such gross premiums written were recorded in the property, other liability, ocean marine and aviation and medical malpractice lines. Of such premiums assumed from other subsidiaries of AIG, $56.6 million and $69.8 million in the first quarter of 2008 and 2007, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that is almost entirely reinsured by TRH by prearrangement (See Note 6 for amounts ceded in an equal amount to other AIG subsidiaries).

10.	Contingencies

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

          As part of these settlements, AIG has agreed to retain for a period of three years an independent consultant who will conduct a review that will include, among other things, the adequacy of AIG’s internal controls over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory, compliance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review. TRH, as a subsidiary of AIG, is cooperating with the terms of the settlements that are applicable to TRH.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          This Quarterly Report on Form 10-Q and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) officers and representatives may from time to time make statements which may constitute “forward-looking statements” within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as:

•	“intend”	•	“plans”
•	“intends”	•	“anticipates”
•	“intended”	•	“anticipated”
•	“goal”	•	“should”
•	“estimate”	•	“think”
•	“estimates”	•	“thinks”
•	“expect”	•	“designed to”
•	“expects”	•	“foreseeable future”
•	“expected”	•	“believe”
•	“project”	•	“believes”
•	“projects”	•	“scheduled”
•	“projected”	•	similar expressions
•	“projections”

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

          These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors in Part I, Item 1A in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. for the year-ended December 31, 2007. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I – Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
MARCH 31, 2008

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

Financial Statements

          The following discussion refers to the consolidated financial statements of TRH as of March 31, 2008 and December 31, 2007 and for the three month periods ended March 31, 2008 and 2007, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Note 6 of Notes to Condensed Consolidated Financial Statements (“Note 6”) and Note 9 of Notes to Condensed Consolidated Financial Statements (“Note 9”).)

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

          In recent periods, casualty lines have comprised approximately 70% of TRH’s net premiums written, while property lines comprised the balance. In addition, treaty reinsurance has totaled approximately 96% of net premiums written in such periods, with the balance representing facultative accounts. Moreover, business written by international branches has represented approximately half of net premiums written in such periods. (See Operational Review for detailed period to period comparisons of such measures.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          American International Group, Inc. (“AIG”), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 59% of the common stock of the Company as of March 31, 2008.

          TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are classified as fixed maturity securities on the Consolidated Balance Sheet with an average duration of 6.0 years as of March 31, 2008. In general, premiums are received significantly in advance of related claims payments.

          Consolidated Results

          The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Three Months Ended March 31,

	2008	2007	Change

	(dollars in millions)

Revenues	$1,119.3	$1,096.7	2.1%
Income before income taxes	145.2	136.6	6.3
Net income	115.7	107.2	7.9

          Revenues for the first quarter of 2008 increased compared to the same prior year quarter principally due to increases in net premiums earned, partially offset by a decrease in realized net capital (losses) gains. The increase in net premiums earned emanated primarily from the London and Miami branches and from TRZ. The decrease in realized net capital (losses) gains was due in part to write-downs of non-redeemable preferred and common equity securities that management considered to be other-than-temporarily impaired. In general, changes in net premiums earned between periods are influenced by prevailing market conditions in recent periods.

          Catastrophe costs in the first quarter of 2008 were insignificant. The first quarter of 2007 includes pre-tax net catastrophe costs of $39.7 million ($29.8 million after tax), principally arising from European Windstorm Kyrill. Catastrophe costs include losses and related reinstatement premiums, the details of which can be found in Note 5 of Notes to Condensed Consolidated Financial Statements (“Note 5”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

          Income before income taxes and net income increased in the first quarter of 2008 as compared to the same prior year period principally due to increases in underwriting profit, partially offset by a decrease in realized net capital (losses) gains. The increase in underwriting profit is due largely to lower net catastrophe costs and lower estimated net adverse loss reserve development in the first quarter of 2008 compared to the same year ago period, partially offset by the impact of a higher current accident year loss ratio in 2008 compared to the current accident year loss ratio (excluding catastrophe losses) in 2007. The current accident year loss ratio represents net losses and loss adjustment expenses in respect of losses occurring in the current year divided by net premiums earned in the current year. The higher current accident year loss ratio in 2008 results in part from rate deterioration in many classes and regions and also reflects an increased underwriting loss of approximately $11 million related to certain mortgage guaranty business due to disruption in the U.S. residential mortgage market. Decreased net catastrophe costs and lower estimated net adverse loss reserve development, in the aggregate, increased underwriting profit by $49.7 million in the first quarter of 2008 as compared to the first quarter of 2007.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          Underwriting profit (loss) is defined as net premiums earned less net losses and loss adjustment expenses (“LAE”) incurred, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

          Market Conditions

          The following paragraphs supplement and update information and discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Conditions and Outlook in the 2007 Annual Report on Form 10-K to reflect developments in or affecting TRH’s business to date during 2008.

          The market conditions under which TRH operates have historically been cyclical, experiencing cycles of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. For the period under discussion, the reinsurance market has been characterized by significant competition worldwide in most lines.

          Given the amount of capital attracted by year-end 2006, catastrophe exposed accounts renewing on January 1, 2007 saw a slowing of upward rate movements on programs. During the second half of 2007, property catastrophe rates began to decline as did the pricing for primary property risks in general. Nevertheless, TRH believes rates for U.S. catastrophe exposed business remained at an attractive level through 2007 and anticipates that will continue to be the case in 2008. Internationally, catastrophe rates in the U.K. and Europe did improve on programs impacted by the storms and floods of 2007, while in other regions, rates exhibited modest downward trends.

          Through 2007, casualty lines continued to experience steady rate reductions in the insurance markets on a global basis, but reinsurance rates did not experience the same amount of downward pressure. However, the January 2008 renewals did see rates coming under additional strain, but other terms and conditions for casualty business have remained stable. Although casualty rates have generally declined in recent periods, TRH anticipates there will be a large amount of casualty business that will remain attractive throughout 2008.

          Due to the favorable trading conditions for most insurance companies in recent years and strong industry results in 2006 and 2007, many insurance companies’ capitalization is now higher than ever. This factor has had a generally negative effect on pricing and has also caused certain ceding companies to choose to rely less on reinsurance as a form of capital and retain more business—thereby ceding less business to reinsurers. According to an important industry source, in 2007, for the first time in over 50 years, the total amount of premium written by the U.S. property and casualty insurance industry declined. In formulating a reinsurance purchasing strategy, the ceding company will also consider the perceived volatility of the business to be ceded.

          In April 2008, the Brazilian reinsurance market was opened to the private sector. As an Admitted Reinsurer in Brazil, TRC expects to see new opportunities arise in Brazil in future periods.

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

          Further information relating to items discussed in this Executive Overview may be found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

Critical Accounting Estimates

          This discussion and analysis of financial condition and results of operations is based on TRH’s condensed consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions that it believes to be reasonable, under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

          TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, other-than-temporary impairments, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis used in the preparation of TRH’s condensed consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected. A discussion of the most critical accounting estimates follows:

          (a) Loss Reserves

          Estimates of loss reserves take into account TRH’s assumptions with respect to many factors that will affect ultimate loss costs but are not yet known. The ultimate process by which actual carried reserves are determined considers not only actuarial estimates but a myriad of other factors. Such factors, both internal and external, which contribute to the variability and unpredictability of loss costs, include trends relating to jury awards, social inflation, medical inflation, worldwide economic conditions, tort reforms, court interpretations of coverages, the regulatory environment, underlying policy pricing, terms and conditions and claims handling, among others. In addition, information gathered through underwriting and claims audits is also considered. To the extent that these assumptions underlying the loss reserve estimates are significantly incorrect, ultimate losses may be materially different from the estimates included in the financial statements and may materially affect results of operations and financial condition. The impact of those differences is reflected in the period they become known.

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
MD&A - CONTINUED
MARCH 31, 2008

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

          During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these facts and trends emerge, it usually becomes necessary to refine and adjust the loss reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates. There is potential for significant variation in the development of loss reserves when actual costs differ from those costs implied by the use of the assumptions employed in the reserve setting process. This is particularly true for assumed reinsurance of long-tail casualty classes. Among the most critical assumptions are those made for ELRs and loss development factors.

          The actuarial methods that TRH employs to determine the appropriate loss reserves for short tail lines of business are the same as those employed for longer tailed lines. However, the judgments that are made with regard to factors such as loss trends, ELRs and loss development factors for shorter tailed lines generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made with respect to the longer tailed lines of business. In contrast to the longer tailed lines of business, reported losses for the shorter tailed classes, such as the property lines of business (e.g., fire and homeowners) and certain marine and energy classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on assumptions regarding ELRs and loss development factors for many accident years for a given line, these assumptions are generally only relevant for the most recent accident year or two. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter tailed lines of business.

          The characteristics of each line of business are considered in the reserving process. TRH’s major lines of business are discussed below:

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          Directors’ and Officers’ Liability (“D&O”) and Errors and Omissions Liability (“E&O”): These classes, which are significant components of the other liability line of business, are dominated by high layer excess-of-loss D&O business as well as E&O classes such as lawyers and accountants. Much of this business is domestic, although significant amounts are written by the London branch. This business is reviewed separately by operating branch and for pro rata versus excess-of-loss contracts, treaty versus facultative and D&O separately from E&O. Additionally, homogeneous groupings of accountants, lawyers, and architects and engineers risks are reviewed separately. These classes are long tailed in nature, often characterized by very high attachment points.

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

          Shorter tailed lines: These would include the property lines of business (such as fire and homeowners), accident and health (“A&H”) and certain marine and energy classes. These lines are written by several of TRH’s worldwide offices and the reserves are reviewed separately for each operating branch. Where sufficiently credible experience exists, these lines are generally reviewed after segregating pro rata contracts from excess-of-loss contracts. As a reinsurer, these lines do not develop to ultimate loss as quickly as when written on a primary basis; however, they are significantly shorter tailed than the casualty classes discussed earlier.

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

          See discussion of estimated net adverse development on losses occurring in prior years (which includes a discussion of the causative factors of such estimated net adverse development) under Results of Operations and further information about unpaid losses and loss adjustment expenses (“gross loss reserves”) under Financial Condition and Liquidity.

          (b) Fair Value Measurements of Certain Financial Assets

          TRH measures at fair value on a recurring basis financial instruments included principally in its trading and available for sale securities portfolios, non-traded equity investments included in other invested assets, securities lending invested collateral (which includes asset-backed and non-asset-backed fixed maturities) and certain short term investments. The fair value of a financial instrument is the amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

          The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          Subsidiaries of AIG manage the investments and perform investment recordkeeping services for TRH. In its Form 10-K for the year ended December 31, 2007, AIG disclosed a material weakness in its internal control over financial reporting relating to the fair value valuation of the super senior credit default swap portfolio of AIG Financial Products and AIG Trading Group Inc., including their respective subsidiaries (collectively, “AIGFP”). TRH’s portfolio does not contain any of these instruments, and TRH has determined that the control weakness identified by AIG did not affect any class of TRH’s investments.

(i) Fixed Maturities Available for Sale (Including Fixed Maturities Within Securities Lending Invested Collateral) and Equity Securities Traded in Active Markets (Trading and Available for Sale)

          TRH maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, TRH obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity instruments in its available for sale portfolio and marketable equity securities in its trading and available for sale portfolios. Market price data generally is obtained from exchange or dealer markets.

          TRH estimates the fair value of fixed maturity instruments not traded in active markets by referring to traded securities with similar attributes and using dealer quotations and a matrix pricing methodology, or discounted cash flow analyses. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity instruments that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

(ii) Certain Short-Term Investments

          Short-term investments carried at fair value principally include money market instruments and commercial paper. These instruments are typically not traded in active markets; however, their fair values are based on market observable inputs.

(iii) Level 3 Assets

          Under Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), assets recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the market place used to measure the fair value. See Note 3(a) of Notes to Condensed Consolidated Financial Statements for additional information about fair value measurements.

          At March 31, 2008, TRH classified $253.2 million of assets measured at fair value on a recurring basis as Level 3. This represented 2.3% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety is falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. TRH considers factors specific to the asset.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          TRH values its assets classified as Level 3 using judgment and valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable. The following paragraphs describe the methods TRH uses to measure on a recurring basis the fair value of assets classified in Level 3.

•

Corporate bonds: These assets initially are valued at the transaction price. Subsequently, they are valued using market data for similar instruments (e.g., recent transactions or bond spreads) or movements in underlying credit spreads. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond spreads and recovery rates based on collateral values as key inputs.

•

Residential Mortgage-Backed Securities (“RMBS”): These assets initially are valued at the transaction price. Subsequently, they may be valued by comparison to transactions in instruments with similar collateral and risk profiles, remittances received and updated cumulative loss data on underlying obligations, discounted cash flow techniques and/or option adjusted spread analyses.

•

Other Asset-Backed Securities—non-mortgage: These assets initially are valued at the transaction price. Subsequently, they may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable securities.

(c) Other-Than-Temporary Impairments

          TRH evaluates its investments for other-than-temporary impairments. The determination that a security has incurred an other-than-temporary impairment in value and the amount of any loss recognition requires the judgment of TRH’s management and a continual review of its investments.

          TRH evaluates its investments for impairments such that a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

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

•	TRH may not realize a full recovery on its investment, regardless of the occurrence of one of the foregoing events.

          The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which TRH could not reasonably assert that the recovery period would be temporary.

          At each balance sheet date, TRH evaluates its securities holdings with unrealized losses. When TRH does not intend to hold such securities until they have recovered their cost basis, TRH records the unrealized loss in income. If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer existed.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

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

          (d) Premium Revenues

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

          (e) Deferred Acquisition Costs

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

Operational Review

          Results of Operations

          TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned and net investment income of TRH for the periods indicated:

	Three Months Ended March 31,

	2008	2007	Change

	(dollars in millions)

Net premiums written	$1,035.6	$984.2	5.2%
Net premiums earned	1,017.2	965.1	5.4
Net investment income	117.2	116.2	0.9

          The increase in net premiums written in the first quarter of 2008 compared with the same prior year period occurred from increases in Domestic and International – Europe operations. The increase in Domestic net premiums written reflects in part increased premiums generated by domestic regional offices. The increase in International – Europe net premiums written is due in large part to changes in foreign currency exchange rates compared to the U.S. dollar. Premium growth continues to be mitigated by increased ceding company retentions in certain lines. On a worldwide basis, casualty lines business represented 71.9% of net premiums written in the first quarter of 2008 versus 70.4% in the same 2007 period. The balance represented property lines. Treaty business represented 97.1% of net premiums written in the first quarter of 2008 versus 96.5% in the same year ago quarter. The balance represented facultative accounts.

          The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the first quarter of 2008 compared to the first quarter of 2007:

Three Months Ended March 31,

Increase in original currency	1.3%
Foreign exchange effect	3.9

Increase as reported in U.S. dollars	5.2

          Domestic net premiums written increased in the first quarter of 2008 by $32.1 million, or 6.2%, over the first quarter of 2007 to $548.1 million. Significant increases in domestic net premiums written were recorded in the auto liability ($38.5 million) and other liability ($17.4 million) lines and were offset in part by significant decreases in the fidelity ($13.6 million) and medical malpractice ($11.8 million) lines.

          International net premiums written increased in the first quarter of 2007 by $19.4 million, or 4.1%, over the first quarter of 2007 to $487.5 million. The increase in international net premiums written was due in large part to changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business, which increased first quarter 2008 international net premiums written by $37.6 million over the comparable prior year quarter. A significant increase in net premiums written occurred in the London branch ($14.1 million). In the first quarter of 2008 compared to the same 2007 quarter, international net premiums written increased significantly in the medical malpractice ($12.0 million) line along with relatively minor increases spread among several other lines, offset in part by a significant decrease in the ocean marine ($10.8 million) line along with relatively minor decreases spread among several other lines.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written, except when changes result from reinstatement premiums or changes in premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates (see Note 5 and Note 6). As further discussed in Note 6 and Note 9, TRH transacts a significant amount of business assumed and ceded with other subsidiaries of AIG. TRH either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions.

          As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

          The components of net investment income for the periods indicated are presented in the table below:

	Three Months Ended March 31,

	2008	2007

	(in millions)

Fixed maturities	$106.3	$93.7
Equities	3.2	9.6
Other invested assets (including limited partnerships)	4.1	8.8
Other	5.9	6.5

Total investment income	119.5	118.6
Investment expenses	(2.3)	(2.4)

Net investment income	$117.2	$116.2

          Net investment income in the first quarter of 2008 was level with the first quarter of 2007 as increases in investment income from fixed maturities were offset by decreases in investment income from equities and other invested assets. The increase in investment income from fixed maturities is due in part to investment returns from continued positive operating cash flows. The decrease in investment income from equities is due in large part to a decrease in income from the equities trading portfolio and the decrease in investment income from other invested assets is due to a decrease in limited partnership income. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which investments are denominated increased net investment income in the first quarter of 2008 compared to the first quarter of 2007 by $2.7 million.

          The pre-tax effective yield on investments was 3.7% and 4.1% for the three month periods ending March 31, 2008 and 2007, respectively. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The decrease in the pre-tax effective yield on investments for the three month period ended March 31, 2008 compared to the same 2007 period is due largely to decreases in investment income from equities and other invested assets.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          Realized net capital (losses) gains totaled ($15.1) million and $15.4 million for the first quarter of 2008 and 2007, respectively. Realized net capital (losses) gains generally result from investment dispositions, which reflect TRH’s investment and tax planning strategies to maximize after-tax income, and write-downs of securities that, in the opinion of management, had experienced a decline in fair value that was other-than-temporary. Such write-downs in the first quarter of 2008 totaled ($9.5) million relating to non-redeemable preferred and common equities available for sale. There were no such write-downs in the first quarter of 2007. Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion earlier under Critical Accounting Estimates for criteria used in the determination of such write-downs.) In addition, realized net capital (losses) gains in the first quarter of 2008 and 2007 were (reduced) increased by net foreign currency transaction (losses) gains of ($6.1) million and $0.6 million, respectively.

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

          The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

	Three Months Ended March 31,

	2008	2007

Consolidated:
Loss ratio	66.4%	70.0%
Underwriting expense ratio	27.7	27.7
Combined ratio	94.1	97.7

Domestic:
Loss ratio	73.2%	74.2%
Underwriting expense ratio	27.0	25.5
Combined ratio	100.2	99.7

International:
Loss ratio	59.5%	65.4%
Underwriting expense ratio	28.6	30.1
Combined ratio	88.1	95.5

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          The improvement in the loss ratio for consolidated TRH in the first quarter of 2008 compared to the first quarter of 2007 is due in large part to a decrease in the aggregate of catastrophe costs and estimated net adverse development in the 2008 period offset by the impact of a higher current accident year loss ratio in 2008 compared to the current accident year loss ratio (excluding catastrophe losses) in 2007. The higher current accident year loss ratio in 2008 results in part from rate deterioration in many classes and regions and also reflects an increased underwriting loss of approximately $11 million related to certain mortgage guaranty business due to disruption in the U.S. residential mortgage market. In the aggregate, catastrophe costs and estimated net adverse loss reserve development added 0.4% and 5.6% to the consolidated TRH combined ratio for the first quarter of 2008 and 2007, respectively.

          The first quarter of 2008 includes pre-tax net catastrophe costs of $0.3 million related to events occurring in prior years. Net catastrophe costs in the aggregate added (reduced) nil, 0.3% and (0.3%) to (from) the first quarter of 2008 combined ratios for consolidated, domestic and international, respectively. The first quarter of 2007 includes net catastrophe costs of $39.7 million, principally related to European Windstorm Kyrill. Net catastrophe costs in the aggregate added 4.1%, 0.4% and 8.3% to the first quarter of 2007 combined ratios for consolidated, domestic and international, respectively. (See Note 5 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

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

          Net losses and LAE incurred for the first quarter of 2008 includes estimated net adverse development relating to losses occurring in all prior years which approximated $3 million. This net adverse loss reserve development was comprised of approximately $57 million of adverse development relating to losses occurring in 2002 and prior, largely offset by favorable development of approximately $54 million relating primarily to losses occurring in 2005 through 2007. Significant estimated adverse loss reserve development was related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. Significant estimated favorable loss reserve development was related to the shorter tailed classes. (See Note 5 for amounts included in estimated adverse development that relate to catastrophe losses.)

          Net losses and LAE incurred for the first quarter of 2007 includes estimated net adverse development relating to losses occurring in all prior years which approximated $18 million. This net adverse loss reserve development was comprised of approximately $65 million of adverse development relating to losses occurring in 2002 and prior, partially offset by favorable development of approximately $47 million relating primarily to losses occurring in 2004 through 2006. Significant estimated adverse loss reserve development was related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. Significant estimated favorable loss reserve development was related to the shorter tailed classes. Refer to the MD&A in the Company’s 2007 Form 10-K for information regarding full year 2007 net adverse loss reserve development and the components thereof.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          The estimated adverse development arising from losses occurring in years 1997 through 2002, which represents the great majority of the 2002 and prior development, generally relates to the fact that for many classes within these years, ceding companies continue to experience increased loss costs relative to expectations coupled with an unexpected lengthening of the loss emergence patterns. Generally, loss activity was greater than expected from losses occurring in the D&O and E&O classes, which continued to be impacted by claims relating to corporate bankruptcies and IPO allocation/laddering claims. Also, classes such as Excess Umbrella and Architects & Engineers were impacted by construction defect and other late reported high layer excess claims to a greater extent than expected. Contributing to this increase is the fact that many policies during this period covered underlying contracts that extended over multiple years. This has led to an increase in both the frequency and severity of claims entering the reinsured excess-of-loss coverage layers at later points in time than had previously been experienced. The favorable development in accident years 2005 through 2007 results from favorable loss trends, particularly in the shorter tailed classes.

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

          Based on information presently available, TRH believes its current loss reserves are adequate, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserve as of March 31, 2008 and thus, materially affect future net income, financial condition and cash flows.

          The underwriting expense ratio for consolidated TRH remained level in the first quarter of 2008 compared to the same 2007 quarter as a decrease of 0.4% in the commission expense component was offset by an increase of 0.4% in the other underwriting expense component.

          Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

          The first quarter of 2008 and 2007 each include interest expense incurred of $10.9 million in connection with the Company’s 5.75% senior notes due in 2015 (the “Senior Notes”). No interest was paid in either the first quarter of 2008 and 2007 in connection with the Senior Notes.

          General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”) are the primary components of “other, net” expenses on the Consolidated Statement of Operations. The increase in “other, net” expenses in the first quarter of 2008 compared to the same 2007 quarter is due principally to an increase in general corporate expenses.

          Income before income taxes amounted to $145.2 million and $136.6 million for the first quarter of 2008 and 2007, respectively. Income before income taxes increased in the first quarter of 2008 as compared to the same prior year period principally due to an increase in underwriting profit, offset in part by a decrease in realized net capital (losses) gains. The increase in underwriting profit reflects the impacts of lower net catastrophe costs and lower estimated net adverse loss reserve development. Reduced net catastrophe costs and estimated net adverse loss reserve development in the aggregate increased income before income taxes by $49.7 million in the first quarter of 2008 as compared to the same 2007 quarter.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          Federal and foreign income tax expense of $29.6 million and $29.4 million were recorded in the first quarter of 2008 and 2007, respectively. The Company and its domestic subsidiaries (which include foreign operations) file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

          The effective tax rates, which represent income taxes divided by income before income taxes, were 20.4% and 21.5% in the first quarter of 2008 and 2007, respectively. Tax benefits relating to net catastrophe costs were not significant in the first quarter of 2008. Through the application of the effective tax rate method, TRH recognized tax benefits of $10.0 million relating to net catastrophe costs in the first quarter of 2007 and recognized an additional $3.9 million of tax benefits relating to such catastrophe costs in subsequent quarters of 2007.

          Net income for the first quarter of 2008 was $115.7 million, or $1.73 per common share (diluted), compared to $107.2 million, or $1.61 per common share (diluted), in the 2007 first quarter. Reasons for the changes between periods are as discussed earlier. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

          Segment Results

          (a) Domestic:

          Revenues for the three month period ended March 31, 2008 decreased compared to the same prior year period due primarily to a decrease in realized net capital (losses) gains. As discussed earlier in Results of Operations, net premiums written increased in the first quarter of 2008 compared to the first quarter of 2007.

          Income before income taxes decreased in the first quarter of 2008 compared to the same 2007 period primarily due to a decrease in realized net capital (losses) gains.

          The first quarter of 2008 and 2007 include net catastrophe costs of $1.7 million and $2.1 million, respectively, relating to catastrophe events occurring in 2005.

          (b) International – Europe (London and Paris branches and TRZ):

          Revenues for the first quarter of 2008 increased compared to the same 2007 quarter due largely to an increase in net premiums written, net of the change in unearned premiums. Revenues increased principally in TRZ and the London branch. The increase in International – Europe net premiums written relates largely to the medical malpractice and boiler and machinery lines along with relatively minor increases spread among several other lines, offset in part by a significant decrease in the ocean marine line. The overall increase in net premiums written in the first quarter of 2008 versus the comparable year ago period was due to an increase of $27.1 million resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2008 period as compared to the same prior year period.

          Income before income taxes in the three month period ended March 31, 2008 increased compared to the same 2007 period due primarily to increases in underwriting profit. The increase in underwriting profit in the 2008 period compared to the same 2007 period is due largely to a decrease in net catastrophe costs in the 2008 period.

          The first quarter of 2008 includes net catastrophe costs of ($1.3) million related to events occurring in 2007 and 2005. The first quarter of 2007 includes net catastrophe costs of $37.5 million principally related to Windstorm Kyrill in Europe.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          (c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

          While net premiums written remained level in the comparable quarters, revenues for the first quarter of 2008 increased compared to the first quarter of 2007 due to an increase in net premiums earned, principally in the Miami branch, partially offset by a decrease in realized net capital (losses) gains. The largest increase in net premiums written in the first quarter period occurred in the auto liability line, offset by a decrease in the other liability line. Net premiums written in the first quarter of 2008 compared to the comparable 2007 quarter was increased by $10.5 million by the change in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2008 periods as compared to the same prior year periods.

          Income before income taxes in the first quarter of 2008 decreased compared to the same 2007 period primarily due to decreases in realized net capital (losses) gains and underwriting profit. The decrease in underwriting profit reflects increased loss activity in the 2008 period, particularly for the Hong Kong branch.

          Net catastrophe costs in the first quarter of 2008 and 2007 were insignificant.

Financial Condition and Liquidity

          As a holding company, the Company’s assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In the first quarter of 2008 and 2007, the Company received cash dividends from TRC of $10.0 million and $9.0 million, respectively. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses.

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

          At March 31, 2008, total investments were $12.67 billion compared to $12.50 billion at December 31, 2007. The increase was caused in large part by $284.1 million of cash provided by operating activities, offset by changes in net unrealized appreciation (depreciation) of investments which decreased investments by $207.2 million (see discussion of the change in unrealized depreciation of investments, net of tax, below) and $29.8 million for the net disbursement of collateral from securities lending activities. In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated increased total investments by approximately $145 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          The following table summarizes the investments of TRH (on the basis of carrying value) as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,248,886	9.9%	$1,249,935	10.0%

Available for sale (at fair value):
Corporate	2,173,494	17.1	2,060,757	16.5
U.S. Government and government agencies	350,041	2.8	330,838	2.7
Foreign government	344,540	2.7	330,012	2.6
States, municipalities and political subdivisions	5,381,724	42.5	5,335,119	42.7
Asset-backed securities	40,606	0.3	42,526	0.3

	8,290,405	65.4	8,099,252	64.8

Total fixed maturities	9,539,291	75.3	9,349,187	74.8

Equities:
Available for sale:
Common stocks	563,969	4.4	587,373	4.7
Nonredeemable preferred stocks	197,602	1.6	197,870	1.6

	761,571	6.0	785,243	6.3
Trading: common stocks	32,672	0.3	35,357	0.3

Total equities	794,243	6.3	820,600	6.6

Other invested assets	251,383	2.0	250,921	2.0
Securities lending invested collateral	1,964,605	15.5	2,012,031	16.1
Short-term investments	118,977	0.9	67,801	0.5

Total investments	$12,668,499	100.0%	$12,500,540	100.0%

          Based on the composition of its investments and its $293.3 million of cash and cash equivalents as of March 31, 2008, TRH considers its liquidity to be adequate through the end of 2008 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

          TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities, approximately 43.1% of which will mature in less than 10 years. The average duration of these fixed maturities was 6.0 years as of March 31, 2008. Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity.

          The following table summarizes the ratings of fixed maturities held to maturity and available for sale based on balance sheet carrying value as of March 31, 2008:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

	Aaa	Aa	A	Baa	Not Rated	Total

	(dollars in millions)
Held to maturity:
Non-asset-backed (a)	$988.6	$210.3	$50.0	$—	$—	$1,248.9

Available for sale:
Asset-backed, principally commercial mortgage-backed	19.0	—	10.9	10.7	—	40.6
Non-asset-backed (a)	4,531.2	3,045.1	630.5	25.0	18.0	8,249.8

Total available for sale	4,550.2	3,045.1	641.4	35.7	18.0	8,290.4

Total fixed maturities	$5,538.8	$3,255.4	$691.4	$35.7	$18.0	$9,539.3

Percent of total fixed maturities as of March 31, 2008	58.1%	34.1%	7.2%	0.4%	0.2%	100.0%

Percent of total fixed maturities as of December 31, 2007	65.7%	29.2%	4.5%	0.4%	0.2%	100.0%

(a)	Non-asset-backed fixed maturities in the aggregate include insured municipal bonds with ratings as follows:

Insured rating	$2,188.4	$855.6	$211.2	$4.3	$—	$3,259.5
Underlying rating	186.0	2,320.8	695.4	53.2	4.1	3,259.5

          At March 31, 2008, the amortized cost of asset-backed securities, which consists principally of commercial mortgage-backed securities (“CMBS”), included in fixed maturities available for sale by year of vintage and credit rating are as follows:

	Year of Vintage

	2007	2006	2005	2004	Prior	Total

	(in millions)

Aaa	$—	$—	$—	$11.9	$6.7	$18.6
Aa	—	—	—	—	10.2	10.2
Baa	—	—	—	—	10.0	10.0

Total asset-backed	$—	$—	$—	$11.9	$26.9	$38.8

          TRH engages in a securities lending program managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities and common stocks available for sale) from its portfolio are loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount exceeding the fair value of the loaned security. The collateral is maintained in segregated accounts for TRH by the program manager and is invested in floating rate bonds (i.e., fixed maturities), including asset-backed securities, and cash equivalents. Securities lending invested collateral is shown on the balance sheet principally at fair value. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The fair values of fixed maturities available for sale, common stocks available for sale and equities trading that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $2.01 billion, $7.5 million and $0.6 million, respectively, as of March 31, 2008. As of March 31, 2008, securities lending invested collateral consisted of $1.66 billion of fixed maturities available for sale and $300.2 million of cash equivalents. As of March 31, 2008, the average duration of fixed maturities available for sale included in securities lending invested collateral was 0.6 years.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          At March 31, 2008, TRH securities lending payables totaled $2.09 billion, $329 million of which were one-day tenor. The one-day tenor loans do not have a contractual end date but are terminable by either party on demand. Maturing loans are frequently renewed and rolled over to extended dates. In addition to the invested collateral, all of the assets of TRH are generally available to satisfy the liability for collateral received.

          The following table summarizes the ratings of the underlying securities included in the Consolidated Balance Sheet as securities lending invested collateral as of March 31, 2008 (based on balance sheet carrying value):

	Aaa	Aa	A	Baa	Not Rated	Total

	(in millions)
Fixed maturities available for sale:
Asset-backed:
Domestic:
CMBS	$48.9	$—	$—	$—	$—	$48.9
Residential:
Mortgage-backed:
Alt-A	97.5	—	—	—	—	97.5
Prime non-agency	37.8	—	—	—	—	37.8
HELOC (a)	—	—	—	14.7	—	14.7
Other asset-backed (a)	14.2	—	—	—	—	14.2

Total domestic	198.4	—	—	14.7	—	213.1

Foreign:
CMBS	95.5	6.7	—	—	—	102.2
RMBS	344.6	20.6	—	—	—	365.2
Other asset-backed (a)	59.3	—	—	—	—	59.3

Total foreign	499.4	27.3	—	—	—	526.7

Total asset-backed	697.8	27.3	—	14.7	—	739.8
Non-asset-backed	68.5	694.5	150.7	10.9	—	924.6

Total fixed maturities available for sale	$766.3	$721.8	$150.7	$25.6	$—	1,664.4

Cash equivalents						300.2

Total securities lending invested collateral						$1,964.6

Total securities lending invested collateral invested in fixed maturities available for sale by rating as of March 31, 2008	46.0%	43.4%	9.1%	1.5%	0.0%	100.0%

Total securities lending invested collateral invested in fixed maturities available for sale by rating as of December 31, 2007	50.7%	39.9%	8.8%	0.3%	0.3%	100.0%

(a)

At March 31, 2008, the ratings of one domestic and one foreign other asset-backed security included above as Aaa and a domestic HELOC included above as Baa benefit from insurance. The underlying rating of the domestic other asset-backed security with a fair value of $14.2 million is Aa; the underlying rating of the foreign other asset-backed security with a fair value of $5.9 million is A; the underlying rating of the domestic HELOC with a fair value of $14.7 million is Ba.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          At March 31, 2008, the amortized cost of CMBS, RMBS and HELOCs included in securities lending invested collateral by year of vintage and credit rating are as follows:

	Year of Vintage

	2007	2006	2005	2004	Prior	Total

	(in millions)

Domestic:
CMBS:
Aaa	$—	$52.3	$—	$—	$—	$52.3

Residential:
Mortgage-backed:
Alt-A - Aaa	49.8	50.5	48.9	—	—	149.2
Prime non-agency - Aaa	22.3	32.2	—	—	—	54.5
HELOC - Baa	—	—	22.2	—	—	22.2

Total Domestic	72.1	135.0	71.1	—	—	278.2

Foreign:
CMBS:
Aaa	25.5	47.3	20.4	6.1	—	99.3
Aa	—	7.0	—	—	—	7.0

RMBS:
Aaa	201.7	35.9	20.5	64.1	33.1	355.3
Aa	10.9	8.9	2.2	—	—	22.0

Total Foreign	238.1	99.1	43.1	70.2	33.1	483.6

Total	$310.2	$234.1	$114.2	$70.2	$33.1	$761.8

          Gross unrealized gains and losses and net unrealized (losses) gains on all fixed maturities, equities and securities lending invested collateral at March 31, 2008 and December 31, 2007 was as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized (Losses) Gains

	(in millions)
As of March 31, 2008:
Fixed maturities (including held to maturity and carried at amortized cost)	$145.3	$168.2	$(22.9)
Equities	16.6	52.1	(35.5)
Securities lending invested collateral	0.1	123.2	(123.1)

As of December 31, 2007:
Fixed maturities (including held to maturity and carried at amortized cost)	$171.9	$77.3	$94.6
Equities	31.0	42.5	(11.5)
Securities lending invested collateral	3.9	45.1	(41.2)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          In general, uncertainty in the credit markets continued to adversely impact the fair values of equities, fixed maturities and securities lending invested collateral, thus increasing net unrealized losses at March 31, 2008. The increase in net unrealized losses on fixed maturities at March 31, 2008 compared to December 31, 2007 is due in part to the impact of widening credit spreads on municipal bonds offsetting the effects of a decline in risk-free interest rates. The increase in net unrealized losses on securities lending invested collateral at March 31, 2008 compared to December 31, 2007 is generally due to the disruption in the U.S. residential mortgage market and global credit markets in general. (See Note 3(b) of Notes to Condensed Consolidated Financial Statements for additional details about gross unrealized gains and losses on fixed maturities and securities lending invested collateral.)

          Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established and the impact of changes in foreign currency exchange rates.

          At March 31, 2008, gross loss reserves totaled $8.07 billion, an increase of $143.3 million, or 1.8%, over December 31, 2007. The increase in gross loss reserves includes the impact of changes in foreign currency exchange rates since the end of 2007 and gross loss reserve development.

          The components of gross loss reserves as of March 31, 2008 consisted of $3.82 billion of reported amounts (“case reserves”) and $4.25 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

          At March 31, 2008, reinsurance recoverable on gross loss reserves totaled $934.0 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), a decrease of $92.6 million, or 9.0%, from the prior year-end. The decrease in reinsurance recoverable on gross loss reserves from year-end 2007 is due largely to a decrease in reinsurance recoverable on losses related to business which, by prearrangement with TRH, was assumed from an affiliate and then ceded in equal amounts to other affiliates.

          Net loss reserves totaled $7.14 billion at March 31, 2008, an increase of $235.9 million, or 3.4%, from the prior year-end. The increase in net loss reserves includes the impacts of net changes in foreign currency exchange rates since the end of 2007 of $30 million and net loss reserve development of $3 million. The first quarter of 2008 include paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of $25 million relating to events occurring in 2007 and 2005. In the first quarter of 2007, the net impact of reinsurance recovered related to catastrophe losses, net of additional catastrophe losses paid, reduced net losses and LAE paid by $56 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          An analysis of the change in net loss reserves for the first quarter of 2008, with comparable 2007 data, follows:

	Three Months Ended March 31,

	2008	2007

	(in millions)

At beginning of year:
Gross loss reserves	$7,926.3	$7,467.9
Less reinsurance recoverable	(1,026.6)	(1,260.7)

Net loss reserves	6,899.7	6,207.2

Net losses and LAE incurred (including estimated net adverse development on losses occurring in prior years of: 2008 - $3 million; 2007 - $18 million)	675.4	675.6
Net losses and LAE paid	469.3	468.1
Foreign exchange effect	29.8	(8.0)

At end of period:
Net loss reserves	7,135.6	6,406.7
Plus reinsurance recoverable	934.0	1,082.4

Gross loss reserves	$8,069.6	$7,489.1

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

          Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at March 31, 2008 are adequate.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

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

          For the first three months of 2008, TRH’s operating cash flows were $284.1 million, an increase of $89.4 million from the same 2007 period. The increase results, in part, from increased cash flows from underwriting activities and investment income received, partially offset by increased income taxes paid.

          As significant losses from catastrophes occurring in 2005 and 2007 remain unpaid, TRH expects that payments relating to these events will have a material adverse impact on operating cash flows in the remaining quarters of 2008 and perhaps thereafter.

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

          Of total consolidated operating cash flows, $110.0 million and $84.5 million were derived from international operations in the first three months of 2008 and 2007, respectively. In each of these periods, the London branch was the most significant source of international operating cash flows.

          TRH believes that its balance of cash and cash equivalents of $293.3 million as of March 31, 2008 and its future cash flows will be sufficient to meet TRH’s cash requirements through the end of 2008 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

          TRH’s operations are exposed to market risk. Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. (See Part I – Item 3 for further discussion.)

          TRH’s stockholders’ equity totaled $3.38 billion at March 31, 2008, an increase of $31.7 million from year-end 2007. The net increase consisted primarily of net income of $115.7 million, partially offset by cash dividends declared of $10.6 million and an increase in accumulated other comprehensive loss of $78.3 million.

          The abovementioned increase in accumulated other comprehensive loss consisted of net unrealized depreciation of investments, net of income taxes, of $134.7 million, partially offset by net unrealized foreign currency translation gain from functional currencies, net of income taxes, of $56.4 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of increases of $65.4 million in net unrealized depreciation of fixed maturities available for sale, principally municipal bonds, $15.6 million in net unrealized depreciation of equities available for sale and $53.2 million in net unrealized depreciation on securities lending invested collateral, for reasons discussed earlier.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

          Net unrealized depreciation of investments, net of income taxes, is subject to significant volatility resulting from changes in the fair value of fixed maturities and equities available for sale, securities lending invested collateral and other invested assets. Fair values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

Disruption in Global Credit Markets

          In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and sub-prime borrowers; evolving changes in the regulatory environment; a slower residential housing market; increased cost of borrowings for mortgage participants; and illiquid credit markets. The conditions continued and worsened throughout the balance of 2007 and the first quarter of 2008, expanding into the broader U.S. credit markets. In addition, the financial strength of certain bond insurers has been compromised to varying degrees by losses these entities are presently experiencing due in part to the coverage they provide for domestic RMBS.

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

          The operating results and financial condition of TRH have been and are likely to continue to be adversely affected by the factors referred to above. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level and the mortgage credit market stabilizes. TRH expects that this downward cycle may have an adverse effect on TRH’s operating results in the future. TRH also incurred unrealized market valuation losses in the first quarter of 2008 on its available for sale securities. The result on TRH’s operations with exposure to the U.S. residential mortgage market will be somewhat dependent on future market conditions.

          The ongoing effect of the downward cycle in the U.S. housing market on TRH’s operating results, investment portfolio and overall consolidated financial condition could be further adversely affected if the market disruption continues and expands beyond the U.S. residential mortgage and credit markets, although TRH attempts to mitigate these, as well as other financial and operational risks, by disciplined underwriting of a diversified book of business, generally conservative investment strategies and risk management. While TRH cannot predict with any certainty the ultimate impact the recent market disruption will have on TRH, these events may have a material adverse effect on TRH’s results of operations, financial condition and cash flows.

Recent Accounting Standards

          For further discussion of the following recent accounting standards and their application to TRH see Note 2 of Notes to Condensed Consolidated Financial Statements.

(a) Adoption of SFAS No. 157, “Fair Value Measurements”.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. TRH adopted SFAS 157 on January 1, 2008.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
MARCH 31, 2008

(b) SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).

In February 2007, the FASB issued SFAS 159. SFAS 159 was effective for TRH on January 1, 2008.

(c) Future Application of Accounting Standards

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

          TRH calculated the VaR with respect to net fair values as of March 31, 2008 and December 31, 2007. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figures) within a one-month holding period. TRH uses the historical simulation methodology that entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. TRH uses the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates. For each scenario, each transaction is re-priced. Scenario values are then calculated by netting the values of all underlying assets and liabilities.

          As market risk is assessed based upon VaR historical simulation methodology, it does not provide weight in its analysis to risks relating to current market issues such as liquidity and the credit-worthiness of investments.

          The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2008				2007

	As of March 31,	Three Months Ended, March 31,			As of December 31,	Year Ended, December 31,

(in millions)		Average	High	Low		Average	High	Low

Diversified	$175	$180	$185	$175	$185	$180	$190	$163
Interest rate	155	164	172	155	172	166	177	153
Equity	65	61	65	58	58	53	58	49
Currency	33	32	33	32	32	21	32	18

Part I – Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

          Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports TRH files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of March 31, 2008, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the first quarter of 2008. The preceding does not include 5,108 shares relating to options exercised in the three months ended March 31, 2008 that were attested to in satisfaction of the exercise price by holders of Transatlantic Holdings, Inc.’s employee or director stock options and 192 shares relating to restricted stock units (“RSU”) that were attested to in satisfaction of withholding taxes relating to the issuance of TRH shares for vested RSUs by holders of Transatlantic Holdings, Inc.’s employee RSUs.

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

Dated: May 9, 2008

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