Form 10-Q
period 2008-06-30
TRANSATLANTIC HOLDINGS INC
filed 2008-08-08
CIK 862510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

YES ☐                NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2008. 66,260,452.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2008 and December 31, 2007

(Unaudited)

	2008	2007

	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2008-$1,255,094; 2007-$1,280,011)	$1,247,829	$1,249,935
Available for sale, at fair value (amortized cost: 2008-$8,363,404; 2007-$8,034,738) (pledged, at fair value: 2008-$1,633,066; 2007-$1,966,364)	8,247,774	8,099,252
Equities:
Available for sale, at fair value:
Common stocks (cost: 2008-$583,037; 2007-$572,468) (pledged, at fair value: 2008-$3,013; 2007-$21,900)	554,593	587,373
Nonredeemable preferred stocks (cost: 2008-$219,200; 2007-$224,298)	183,060	197,870
Trading: common stocks, at fair value (cost: 2008-$32,846; 2007-$35,916) (pledged, at fair value: 2008-$3,145; 2007-$2,144)	30,929	35,357
Other invested assets	275,802	250,921
Securities lending invested collateral, at fair value (amortized cost: 2008-$1,613,767; 2007-$2,053,271)	1,545,263	2,012,031
Short-term investments	130,053	67,801

Total investments	12,215,303	12,500,540
Cash and cash equivalents	400,716	255,432
Accrued investment income	150,237	143,675
Premium balances receivable, net	729,304	641,026
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	370,052	443,856
Other	587,746	630,787
Deferred acquisition costs	248,589	248,081
Prepaid reinsurance premiums	108,597	71,617
Deferred income taxes	533,196	426,600
Other assets	124,912	122,713

Total assets	$15,468,652	$15,484,327

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$8,244,694	$7,926,261
Unearned premiums	1,261,068	1,226,647
Securities lending payable	1,677,627	2,054,649
5.75% senior notes due December 14, 2015:
Affiliates	448,250	448,158
Other	298,833	298,772
Other liabilities	128,645	180,798

Total liabilities	12,059,117	12,135,285

Commitments and contingent liabilities (see Note 10)
Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2008-67,249,352; 2007-67,222,470	67,249	67,222
Additional paid-in capital	260,904	249,853
Accumulated other comprehensive loss	(167,462)	(34,692)
Retained earnings	3,270,763	3,088,578
Treasury Stock, at cost: 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders' equity	3,409,535	3,349,042

Total liabilities and stockholders' equity	$15,468,652	$15,484,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in thousands, except per share data)
Revenues:
Net premiums written	$988,524	$983,084	$2,024,137	$1,967,248
Decrease (increase) in net unearned premiums	34,171	(34,974)	15,747	(54,017)

Net premiums earned	1,022,695	948,110	2,039,884	1,913,231
Net investment income	120,493	119,264	237,702	235,421
Realized net capital (losses) gains	(59,868)	1,882	(74,919)	17,279

Total revenues	1,083,320	1,069,256	2,202,667	2,165,931

Expenses:
Net losses and loss adjustment expenses	680,626	641,931	1,356,055	1,317,570
Net commissions	240,562	239,112	497,303	486,697
Other underwriting expenses	33,892	28,457	64,216	53,630
Decrease (increase) in deferred acquisition costs	5,296	(9,067)	(508)	(13,423)
Interest on senior notes	10,858	10,855	21,716	21,708
Other, net	5,205	6,054	11,785	11,220

Total expenses	976,439	917,342	1,950,567	1,877,402

Income before income taxes	106,881	151,914	252,100	288,529
Income taxes	17,148	26,252	46,714	55,638

Net income	$89,733	$125,662	$205,386	$232,891

Net income per common share:
Basic	$1.35	$1.90	$3.10	$3.52
Diluted	1.34	1.89	3.08	3.50
Cash dividends declared per common share	0.190	0.160	0.350	0.295
Weighted average common shares outstanding:
Basic	66,253	66,100	66,247	66,075
Diluted	66,780	66,629	66,792	66,543

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2008	2007

	(in thousands)
Net cash provided by operating activities	$493,427	$359,577

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	1,349,133	753,152
Proceeds of fixed maturities available for sale redeemed or matured	460,252	280,706
Proceeds of equities available for sale sold	457,142	541,427
Purchase of fixed maturities available for sale	(2,058,281)	(1,328,700)
Purchase of equities available for sale	(478,216)	(527,621)
Net (purchase) sale of other invested assets	(23,178)	3,725
Net change in securities lending invested collateral	438,556	87,777
Net purchase of short-term investments	(58,318)	(10,780)
Change in other liabilities for securities in course of settlement	4,535	(29,922)
Other, net	16,247	(9,037)

Net cash provided by (used in) investing activities	107,872	(239,273)

Cash flows from financing activities:
Net change in securities lending payable	(438,556)	(87,777)
Dividends to stockholders	(21,200)	(17,842)
Proceeds from common stock issued	381	2,979
Other, net	696	116

Net cash used in financing activities	(458,679)	(102,524)

Effect of exchange rate changes on cash and cash equivalents	2,664	611

Change in cash and cash equivalents	145,284	18,391
Cash and cash equivalents, beginning of period	255,432	205,264

Cash and cash equivalents, end of period	$400,716	$223,655

Supplemental cash flow information:
Income taxes paid, net	$78,503	$114,191
Interest paid on senior notes	21,563	21,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in thousands)
Net income	$89,733	$125,662	$205,386	$232,891

Other comprehensive loss:
Net unrealized depreciation of investments, net of tax:
Net unrealized holding losses	(107,068)	(109,216)	(323,174)	(121,619)
Deferred income tax benefit on above	37,471	38,225	113,110	42,567
Reclassification adjustment for losses (gains) included in net income	51,742	(11,599)	60,687	(26,386)
Deferred income tax (charge) benefit on above	(18,109)	4,060	(21,240)	9,235

	(35,964)	(78,530)	(170,617)	(96,203)

Net unrealized foreign currency translation (loss) gain, net of tax:
Net unrealized currency translation (loss) gain	(28,481)	14,468	58,226	30,157
Deferred income tax benefit (charge) on above	9,968	(5,064)	(20,379)	(10,555)

	(18,513)	9,404	37,847	19,602

Other comprehensive loss	(54,477)	(69,126)	(132,770)	(76,601)

Comprehensive income	$35,256	$56,536	$72,616	$156,290

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

1. Basis of Presentation

These unaudited condensed consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries, “TRH”) for the year ended December 31, 2007 (the “2007 10-K”).

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

TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, other-than-temporary impairments, premium revenues and deferred acquisition costs, as they require management's most significant exercise of judgment on both a quantitative and qualitative basis used in the preparation of TRH's condensed consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected.

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

TRH adopted SFAS 157 on January 1, 2008, its required effective date. With certain specific exceptions which would require a cumulative-effect adjustment to opening retained earnings on January 1, 2008, SFAS 157 must be applied prospectively. At January 1, 2008, in accordance with the standard, TRH made no adjustment to opening retained earnings. In addition, there were no significant changes to valuation methodologies applied as of June 30, 2008 compared to those used as of December 31, 2007.

See Note 3(a) for additional SFAS 157 disclosures.

2. Recent Accounting Standards (continued)

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

(c) Future Application of Accounting Standards

I. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with GAAP but does not change current practices. SFAS 162 will become effective on the 60th day following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to remove GAAP hierarchy from the auditing standards. SFAS 162 will have no effect on TRH’s consolidated financial condition, results of operations or cash flows.

II. In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires insurance companies to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 does not apply to certain insurance contracts that are similar to financial guarantee insurance contracts issued by insurance companies (such as mortgage guaranty insurance or credit insurance on trade receivables), nor does it apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. For TRH, SFAS 163 is required to be adopted on January 1, 2009, although certain disclosures may be required in its consolidated financial statements for the quarter ending September 30, 2008. Early adoption is prohibited. TRH is currently assessing the effect that adopting SFAS 163 will have on its consolidated financial statements.

III. In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the transactions or events that are considered business combinations, requiring an acquirer to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity, recognizing contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income, and recognizing preacquisition loss and gain contingencies at their acquisition-date fair values, among other changes. For TRH, SFAS 141R is required to be adopted for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is prohibited.

3. Investments

(a) Fair Value Measurements

Effective January 1, 2008, TRH adopted SFAS 157, which specifies measurement and disclosure standards related to assets and liabilities measured at fair value. See Note 2(a) for additional information.

3. Investments (continued)

I. Fair Value Measurements on a Recurring Basis

TRH measures at fair value on a recurring basis financial instruments included principally in its trading and available for sale securities portfolios, non-traded equity investments included in other invested assets, securities lending invested collateral (which includes asset-backed and non-asset-backed fixed maturities) and certain short-term investments and cash equivalents. The fair value of a financial instrument is the amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

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

A further discussion of the most significant categories of investments carried at fair value on a recurring basis follows:

i. Fixed Maturities Available for Sale (Including Fixed Maturities Within Securities Lending Invested Collateral) and Equity Securities Traded in Active Markets (Trading and Available for Sale)

TRH maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, TRH obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity securities in its available for sale portfolio and marketable equity securities in its trading and available for sale portfolios. Market price data generally is obtained from exchange or dealer markets.

TRH estimates the fair value of fixed maturity securities not traded in active markets by referring to traded securities with similar attributes, using dealer quotations, a matrix pricing methodology, discounted cash flow analyses or internal valuation models. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity securities that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

ii. Certain Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents are carried at cost or amortized cost, which approximates fair value, and principally include money market instruments and commercial paper. These instruments are typically not traded in active markets; however, their fair values are based on market observable inputs.

II. Fair Value Measurements on a Non-Recurring Basis

TRH also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets primarily include held-to-maturity fixed maturities, which are carried on the balance sheet at amortized cost, and cost and equity-method investments. When TRH determines that the carrying value of these assets may not be recoverable, TRH records the assets at fair value with the loss recognized in income as a realized capital loss. In such cases, TRH measures the fair value of these assets using the techniques discussed above for fixed maturities and equity securities.

3. Investments (continued)

See Note 2(c) of Notes to Consolidated Financial Statements in the 2007 10-K for additional information about how TRH tests its investments for other-than-temporary impairment.

III. Fair Value Hierarchy

Beginning January 1, 2008, assets recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•

Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that TRH has the ability to access for identical assets. Market price data generally is obtained from exchange or dealer markets. TRH does not adjust the quoted price for such instruments. Assets measured at fair value on a recurring basis and classified as Level 1 include certain government and government agency securities, actively traded listed common stocks and mutual funds (which are included on the balance sheet in common stocks available for sale).

•

Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include certain government and government agency securities, state, municipal and political subdivision obligations, most investment-grade and high-yield corporate bonds, non-redeemable preferred stocks available for sale, most asset-backed securities and certain short-term investments and cash equivalents.

•

Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, TRH considers factors specific to the asset. Assets measured at fair value on a recurring basis and classified as Level 3 principally include certain asset-backed securities included in securities lending invested collateral.

IV. Assets Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis at June 30, 2008 and indicates the level of the fair value measurement based on the levels of the inputs used:

3.	Investments (continued)

	Level 1	Level 2	Level 3	Balance June 30, 2008

	(in millions )
Assets(a):
Fixed maturities available for sale	$1.7	$8,245.3	$0.8	$8,247.8
Common stocks available for sale	554.6	—	—	554.6
Nonredeemable preferred stocks available for sale	—	180.6	2.5	183.1
Common stocks trading	30.9	—	—	30.9
Other invested assets	—	—	18.4	18.4
Securities lending invested collateral	—	1,322.4	61.3	1,383.7
Short-term investments(b)	—	119.2	—	119.2
Cash and cash equivalents(b)	—	122.8	—	122.8
Other assets	—	—	1.6	1.6

Total	$587.2	$9,990.3	$84.6	$10,662.1
______________
(a)	Represents only items measured at fair value.
(b)	Short-term investments and cash equivalents in level 2 are carried at cost which approximates fair value.

At June 30, 2008, Level 3 assets totaled $84.6 million, representing 0.8% of total assets measured at fair value on a recurring basis.

The following tables present analyses of the changes during the three and six-month periods ended June 30, 2008 in Level 3 assets measured at fair value on a recurring basis and the unrealized gains (losses) recorded in income during such three and six month periods related to these assets that remained on the consolidated balance sheet at June 30, 2008:

Three months ended June 30, 2008:	Fixed maturities available for sale	Nonredeemable preferred stocks available for sale	Other invested assets	Securities lending invested collateral	Other assets	Total

	(in millions)
Balance, April 1, 2008 (a)	$2.2	$2.5	$18.6	$144.2	$—	$167.5
Net realized/unrealized gains/losses included in:
Net investment income	—	—	0.1	—	—	0.1
Net realized capital losses	—	—	—	(11.4)	—	(11.4)
Accumulated other comprehensive income	—	—	—	12.8	—	12.8
Purchases, sales, issuances and settlements, net	(0.1)	—	(0.3)	(1.0)	1.6	0.2
Transfers in (out) of level 3	(1.3)	—	—	(83.3)	—	(84.6)

Balance, June 30, 2008	$0.8	$2.5	$18.4	$61.3	$1.6	$84.6

Unrealized gains (losses) recorded in income on instruments held at June 30, 2008	$—	$—	$—	$(11.4)	$—	$(11.4)

3. Investments (continued)

Six months ended June 30, 2008:	Fixed maturities available for sale	Nonredeemable preferred stocks available for sale	Other invested assets	Securities lending invested collateral	Other assets	Total

	(in millions)
Balance, January 1, 2008 (a)	$0.5	$2.5	$18.3	$151.3	$—	$172.6
Net realized/unrealized gains/losses included in:
Net investment income	—	—	0.8	—	—	0.8
Net realized capital losses	—	—	—	(11.4)	—	(11.4)
Accumulated other comprehensive income	—	—	0.4	6.9	—	7.3
Purchases, sales, issuances and settlements, net	1.6	—	(1.1)	(2.3)	1.6	(0.2)
Transfers in (out) of level 3	(1.3)	—	—	(83.2)	—	(84.5)

Balance, June 30, 2008	$0.8	$2.5	$18.4	$61.3	$1.6	$84.6

Unrealized gains (losses) recorded in income on instruments held at June 30, 2008	$—	$—	$—	$(11.4)	$—	$(11.4)

______________
(a)

Certain amounts previously reported in Level 3 were recharacterized in the second quarter of 2008. The effect of these recharacterizations on Level 3 net assets was a decrease of $86 million at January 1, 2008 and April 1, 2008. The Consolidated Statement of Operations, the Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows presented in the 2008 first quarter Form 10-Q were not affected by these changes.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at June 30, 2008 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities).

Net unrealized appreciation related to Level 3 investments approximated $4.2 million at June 30, 2008.

V. Assets Measured at Fair Value on a Non-Recurring Basis

None of TRH’s assets were written down to fair value on a non-recurring basis during the three or six months ended June 30, 2008.

3. Investments (continued)

(b) Unrealized Gains (Losses) on Investments

I. Fixed Maturities: The amortized cost and fair value of investments classified as fixed maturities on the balance sheet at June 30, 2008 and December 31, 2007 are summarized as follows:

		Gross Unrealized
	Amortized
	Cost	Gains	Losses	Fair Value

	(in thousands )
June 30, 2008
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,247,829	$18,855	$11,590	$1,255,094

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$342,587	$2,963	$2,573	$342,977
States, municipalities and political subdivisions	5,383,269	63,426	73,361	5,373,334
Foreign governments	306,025	1,608	3,998	303,635
Corporate	2,297,524	2,217	106,758	2,192,983
Asset-backed	33,999	1,316	470	34,845

Total	$8,363,404	$71,530	$187,160	$8,247,774

		Gross Unrealized
	Amortized
	Cost	Gains	Losses	Fair Value

	(in thousands)
December 31, 2007
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,249,935	$32,871	$2,795	$1,280,011

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$323,364	$7,564	$90	$330,838
States, municipalities and political subdivisions	5,231,314	123,661	19,856	5,335,119
Foreign governments	330,079	2,372	2,439	330,012
Corporate	2,108,885	3,882	52,010	2,060,757
Asset-backed	41,096	1,502	72	42,526

Total	$8,034,738	$138,981	$74,467	$8,099,252

3. Investments (continued)

II. Securities Lending Invested Collateral: Securities lending invested collateral is maintained in segregated accounts for TRH by the program manager and is invested primarily in floating rate bonds (i.e., fixed maturities), including asset-backed securities, and cash equivalents. The amortized cost and fair value of securities lending invested collateral by underlying category of security at June 30, 2008 and December 31, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized

		Gains	Losses	Fair Value

	(in thousands)
June 30, 2008
Fixed maturities available for sale:
Asset-backed:
Domestic:
Commercial mortgage-backed	$52,247	$—	$3,269	$48,978
Residential:
Mortgage-backed:
Alt-A	102,291	—	13,676	88,615
Prime non-agency	42,230	—	7,021	35,209
HELOC	9,818	—	1	9,817
Other asset-backed	14,700	—	1,905	12,795

Total domestic	221,286	—	25,872	195,414

Foreign:
Commercial mortgage-backed	103,727	6	5,573	98,160
Residential mortgage-backed	347,609	3	15,207	332,405
Other asset-backed	51,110	—	1,764	49,346

Total foreign	502,446	9	22,544	479,911

Total asset-backed	723,732	9	48,416	675,325
Non-asset-backed	728,476	62	20,159	708,379

Total fixed maturities available for sale	1,452,208	71	68,575	1,383,704
Cash equivalents	161,559	—	—	161,559

Total	$1,613,767	$71	$68,575	$1,545,263

3. Investments (continued)

	Amortized Cost	Gross Unrealized

		Gains	Losses	Fair Value

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

(c) Other-Than-Temporary Impairment Write-Downs

Realized net capital (losses) gains included other-than-temporary impairment write-downs of the amortized cost or cost of certain investments to fair value totaling ($68.8) million and ($78.2) million in the second quarter and first six months of 2008, respectively, and related principally to certain domestic residential asset-backed fixed maturity securities, which are included in securities lending invested collateral, and, to a much lesser extent, certain equity securities. Write-downs in the second quarter and first six months of 2007 totaled ($0.4) million and related to equities available for sale.

In 2008, as a result of its quarterly evaluations of investments, TRH determined that certain securities had experienced severe declines in fair value below cost or amortized cost for which TRH could not reasonably assert that the recovery period would be temporary. Such declines generally resulted from the continued credit market disruption and downturn in the U.S. economy.

4. Net Income Per Common Share

Net income per common share for the periods presented below has been computed based upon weighted average common shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in thousands, except per share data)
Net income (numerator)	$89,733	$125,662	$205,386	$232,891

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	67,242	67,089	67,236	67,064
Less: Average shares in treasury	989	989	989	989

Average outstanding shares - basic (denominator)	66,253	66,100	66,247	66,075
Average potential shares, principally stock options (a)	527	529	545	468

Average outstanding shares - diluted (denominator)	66,780	66,629	66,792	66,543

Net income per common share:
Basic	$1.35	$1.90	$3.10	$3.52
Diluted	1.34	1.89	3.08	3.50
______________
(a)

The three and six months ended June 30, 2008 each exclude the effect of 0.9 million anti-dilutive shares (from a total of 3.2 million and 3.1 million potential shares, respectively). The three and six months ended June 30, 2007 each exclude the effect of 0.7 million anti-dilutive shares (from a total of 3.0 million potential shares).

5. Impact of Catastrophe Costs

While there were no significant catastrophe costs for events occurring during 2008, net income in the second quarter of 2008 includes pre-tax net catastrophe costs of ($2.6) million relating to events occurring in 2007 and 2005. Such costs consist of net catastrophe losses incurred of ($2.4) million (gross ($2.0) million; ceded $0.4 million) and net assumed reinstatement premiums of $0.2 million (gross $0.3 million; ceded $0.1 million). Negative catastrophe costs may arise from adjustments of estimates relating to catastrophe costs of catastrophes occurring in prior periods.

Net income for the first six months of 2008 includes estimated pre-tax net catastrophe costs totaling ($2.3) million relating to events occurring in 2007 and 2005. Such costs consist of net catastrophe losses incurred of ($3.0) million (gross ($1.3) million; ceded $1.7 million) and net ceded reinstatement premiums of $0.7 million (gross ($0.6) million; ceded $0.1 million).

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

5. Impact of Catastrophe Costs (continued)

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

A summary of the components of pre-tax net catastrophe costs for the three and six months ended June 30, 2008 and 2007 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in millions)
Net losses and loss adjustment expenses incurred from catastrophe events occurring in the current year	$—	$14.6	$—	$54.7
Net losses and loss adjustment expenses incurred from catastrophe events occurring in prior years	(2.4)	1.1	(3.0)	5.0

Total net losses and loss adjustment expenses incurred from catastrophe events	(2.4)	15.7	(3.0)	59.7
Net (assumed) ceded reinstatement premiums	(0.2)	(1.8)	0.7	(6.0)

Net catastrophe costs	$(2.6)	$13.9	$(2.3)	$53.7

A summary of pre-tax net catastrophe costs by segment for the three and six month periods ended June 30, 2008 and 2007 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in millions)
Domestic	$0.7	$0.7	$2.4	$2.9

International:
Europe	(3.3)	12.7	(4.6)	50.3
Other	—	0.5	(0.1)	0.5

Total international	(3.3)	13.2	(4.7)	50.8

Total	$(2.6)	$13.9	$(2.3)	$53.7

6. Reinsurance Ceded

Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in thousands)
Gross premiums written	$1,065,227	$1,075,354	$2,196,489	$2,171,314
Ceded premiums written	(76,703)	(92,270)	(172,352)	(204,066)

Net premiums written	$988,524	$983,084	$2,024,137	$1,967,248

Gross premiums earned	$1,090,405	$1,035,483	$2,175,748	$2,075,742
Ceded premiums earned	(67,710)	(87,373)	(135,864)	(162,511)

Net premiums earned	$1,022,695	$948,110	$2,039,884	$1,913,231

Gross incurred losses and loss adjustment expenses	$722,805	$731,191	$1,421,583	$1,429,001
Reinsured losses and loss adjustment expenses ceded	(42,179)	(89,260)	(65,528)	(111,431)

Net losses and loss adjustment expenses	$680,626	$641,931	$1,356,055	$1,317,570

Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include amounts, which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates. Gross premiums written and ceded premiums written include $60.8 million and $54.5 million in the second quarter of 2008 and 2007, respectively, and $108.0 million and $103.0 million in the first six months of 2008 and 2007, respectively, relating to such arrangements. Gross premiums earned and ceded premiums earned include $43.7 million and $36.3 million in the second quarter of 2008 and 2007, respectively, and $75.2 million and $71.3 million in the first six months of 2008 and 2007, respectively, relating to such arrangements. Gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include $18.9 million and $50.1 million in the second quarter of 2008 and 2007, respectively, and $35.9 million and $60.5 million in the first six months of 2008 and 2007, respectively, relating to such arrangements.

In addition, gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded for the second quarter and first six months of 2008 and 2007 include gross and ceded catastrophe losses incurred, respectively, as discussed in Note 5.

7. Cash Dividends

In the second quarter of 2008, the Company’s Board of Directors declared a dividend of $0.19 per common share, or approximately $12.6 million in the aggregate, payable on September 18, 2008.

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

The following table presents a summary of comparative financial data by segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in thousands)
Domestic:
Net premiums written	$455,197	$493,941	$1,003,319	$1,009,980
Net premiums earned(a)	485,319	443,573	995,007	948,004
Net investment income	73,297	77,751	144,670	154,049
Realized net capital (losses) gains	(53,801)	9,684	(65,175)	23,831
Revenues	504,815	531,008	1,074,502	1,125,884
Net losses and loss adjustment expenses	355,369	354,188	728,751	728,422
Underwriting expenses(c)	120,506	121,873	268,357	253,688
Underwriting profit (loss)(d)(e)	3,208	(21,577)	1,888	(20,217)
Income before income taxes	6,655	48,956	47,881	124,347
International-Europe:
Net premiums written	$405,642	$363,810	$787,995	$725,905
Net premiums earned(a)	418,316	366,994	789,249	716,123
Net investment income	38,648	33,803	75,784	65,498
Realized net capital losses	(5,661)	(5,195)	(4,994)	(4,725)
Revenues(b)	451,303	395,602	860,039	776,896
Net losses and loss adjustment expenses	272,177	211,603	504,912	463,287
Underwriting expenses(c)	111,193	106,082	209,492	207,526
Underwriting profit(d)(e)	32,337	49,528	76,083	48,596
Income before income taxes	65,266	78,137	146,814	109,359
International-Other(f):
Net premiums written	$127,685	$125,333	$232,823	$231,363
Net premiums earned(a)	119,060	137,543	255,628	249,104
Net investment income	8,548	7,710	17,248	15,874
Realized net capital losses	(406)	(2,607)	(4,750)	(1,827)
Revenues	127,202	142,646	268,126	263,151
Net losses and loss adjustment expenses	53,080	76,140	122,392	125,861
Underwriting expenses(c)	42,755	39,614	83,670	79,113
Underwriting profit(d)(e)	26,774	19,726	44,847	40,378
Income before income taxes	34,960	24,821	57,405	54,823

8. Segment Information (continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in thousands)
Consolidated:
Net premiums written	$988,524	$983,084	$2,024,137	$1,967,248
Net premiums earned(a)	1,022,695	948,110	2,039,884	1,913,231
Net investment income	120,493	119,264	237,702	235,421
Realized net capital (losses) gains	(59,868)	1,882	(74,919)	17,279
Revenues(b)	1,083,320	1,069,256	2,202,667	2,165,931
Net losses and loss adjustment expenses	680,626	641,931	1,356,055	1,317,570
Underwriting expenses(c)	274,454	267,569	561,519	540,327
Underwriting profit(d)(e)	62,319	47,677	122,818	68,757
Income before income taxes	106,881	151,914	252,100	288,529
______________
(a)

Net premiums earned from affiliates approximate $110 million and $104 million for the three months ended June 30, 2008 and 2007, respectively, and approximate $206 million and $208 million for the six months ended June 30, 2008 and 2007, respectively, and are included mainly in Domestic.

(b)

Revenues from the London branch totaled $249 million and $211 million for the three months ended June 30, 2008 and 2007, respectively, and $469 million and $419 million for the six months ended June 30, 2008 and 2007, respectively.

(c)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.
(d)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.
(e)	See Note 5 for net catastrophe costs by segment.
(f)

The Miami and Toronto branch segment data are each considered significant for only the second quarter and/or the first six months of 2008. Certain key Miami and Toronto data elements which are included in International – Other in the 2008 and 2007 periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in thousands)
Miami:
Revenues	$58,667	$72,485	$134,643	$129,097
Income before income taxes	11,412	3,373	23,292	15,266
Toronto:
Revenues	$25,852	$31,427	$56,689	$58,356
Income before income taxes	17,650	14,844	30,245	27,104

9. Related Party Transactions

As of June 30, 2008 and 2007, American International Group, Inc. (“AIG”) beneficially owned approximately 59% of the Company’s outstanding common stock.

Gross premiums written by TRH of approximately $154.6 million (14.5%) and $149.0 million (13.9%) in the second quarter of 2008 and 2007, respectively, and $292.3 million (13.3%) and $303.5 million (14.0%) in the first six months of 2008 and 2007, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG. In the second quarter and the first six months of 2008, the great majority of such gross premiums written were recorded in the property, other liability and ocean marine and aviation lines. In the second quarter and the first six months of 2007, the great majority of such gross premiums written were recorded in the property and other liability lines.

Of the above premiums assumed from other subsidiaries of AIG, $74.0 million and $76.1 million in the second quarter of 2008 and 2007, respectively, and $130.5 million and $145.9 million in the first six months of 2008 and 2007, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that is almost entirely reinsured by TRH by prearrangement (See Note 6 for amounts ceded in an equal amount to other AIG subsidiaries).

10. Contingencies

TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of business. TRH does not believe that any pending litigation will have a material adverse effect on its results of operations, financial position or cash flows.

Various regulators including the United States Department of Justice (the “DOJ”), the SEC, the Office of the New York State Attorney General (the “NYAG”) and the New York State Insurance Department (the “NYS ID”) have been conducting investigations relating to certain insurance and reinsurance business practices, non-traditional insurance products and assumed reinsurance transactions within the industry and at AIG. In connection with these investigations, AIG requested that TRH, as a subsidiary of AIG, review its documents and practices, and TRH has cooperated with AIG in all such requests.

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

JUNE 30, 2008

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

Financial Statements

The following discussion refers to the consolidated financial statements of TRH as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Note 6 of Notes to Condensed Consolidated Financial Statements (“Note 6”) and Note 9 of Notes to Condensed Consolidated Financial Statements (“Note 9”).)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

American International Group, Inc. (“AIG”), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 59% of the common stock of the Company as of June 30, 2008.

TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are classified as fixed maturity securities on the Consolidated Balance Sheet with an average duration of 5.9 years as of June 30, 2008. In general, premiums are received significantly in advance of related claims payments.

Consolidated Results

The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

	2008	2007	Change	2008	2007	Change

	(dollars in millions)
Revenues	$1,083.3	$1,069.3	1.3%	$2,202.7	$2,165.9	1.7%
Income before income taxes	106.9	151.9	(29.6)	252.1	288.5	(12.6)
Net income	89.7	125.7	(28.6)	205.4	232.9	(11.8)

Revenues for the second quarter and first six months of 2008 increased compared to the same prior year periods principally due to increases in net premiums earned, largely offset by other-than-temporary impairment write-downs, which are included in realized net capital (losses) gains. The increase in net premiums earned emanated primarily from International – Europe and Domestic operations. In general, changes in net premiums earned between periods are influenced by prevailing market conditions in recent periods. The other-than-temporary impairment write-downs related to certain domestic residential asset-backed fixed maturities, which are included in securities lending invested collateral, and, to a much lesser extent, certain equity securities.

Catastrophe costs in the second quarter and first six months of 2008 were insignificant. The second quarter of 2007 includes pre-tax net catastrophe costs of $13.9 million, principally relating to floods in the U.K. and storms in Australia. The first six months of 2007 includes pre-tax net catastrophe costs of $53.7 million, principally relating to European Windstorm Kyrill, floods in the U.K. and storms in Australia. Catastrophe costs include losses and related reinstatement premiums, the details of which can be found in Note 5 of Notes to Condensed Consolidated Financial Statements (“Note 5”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

Income before income taxes and net income decreased in the second quarter and first six months of 2008 as compared to the same 2007 periods principally due to other-than-temporary impairment write-downs, which are included in realized net capital (losses) gains, offset in part by increases in underwriting profit. The decrease in net income in the second quarter and first six months of 2008 compared to the same 2007 periods was also partially offset by lower effective tax rates in the 2008 periods. The increase in underwriting profit is due largely to a decrease in the aggregate of catastrophe costs and estimated net loss reserve development in the 2008 periods. Decreased net catastrophe costs and estimated net loss reserve development, in the aggregate, increased underwriting profit by $32.9 million in the second quarter of 2008 as compared to the second quarter of 2007 and increased underwriting profit by $82.6 million in the first six months of 2008 as compared to the first six months of 2007.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

Underwriting profit (loss) is defined as net premiums earned less net losses and loss adjustment expenses (“LAE”) incurred, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

Market Conditions and General Trends

The following paragraphs supplement and update information and discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Conditions and Outlook in the 2007 Annual Report on Form 10-K (the “2007 10-K”) to reflect developments in or affecting TRH’s business to date during 2008.

The market conditions under which TRH operates have historically been cyclical, experiencing cycles of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. For the periods under discussion, the reinsurance market has been characterized by significant competition worldwide in most lines.

Given the amount of capital attracted by year-end 2006, catastrophe exposed domestic accounts renewing on January 1, 2007 saw a slowing of upward rate movements on programs. Starting in the second half of 2007, property catastrophe rates began to decline as did the pricing for primary property risks in general. Nevertheless, TRH believes rates for U.S. catastrophe exposed business remained at an attractive level through the first six months of 2008. Internationally, 2007 storm and flood activity did not lead to widespread rate improvements, but did curtail rate reductions. In 2008, catastrophe rates in the U.K. exhibited minor downward trends and in continental Europe slightly larger reductions. In other peak exposure regions, rates exhibited modest downward trends, with greater decreases in minor territories as reinsurers sought greater diversification.

Throughout 2007 and the first quarter of 2008, casualty lines continued to experience steady rate reductions in the insurance markets on a global basis, but reinsurance rates did not experience the same amount of downward pressure. In recent months, primary rates for most casualty lines continued to decline meaningfully with the exception of some professional liability lines, such as financial institution directors’ and officers’ liability. Reinsurance terms, however, saw very little pressure in general, as market discipline remained strong. TRH anticipates there will be a large amount of casualty business that will remain attractive throughout 2008.

Due to the favorable trading conditions for most insurance companies in recent years and strong industry results in 2006 and 2007, many insurance companies’ capitalization is still strong. This factor has had a generally negative effect on pricing and has also caused certain ceding companies to choose to rely less on reinsurance as a form of capital and retain more business—thereby ceding less business to reinsurers. According to a published industry source, in 2007, for the first time in over 50 years, the total amount of premium written by the U.S. property and casualty insurance industry declined. In formulating a reinsurance purchasing strategy, the ceding company will also consider the perceived volatility of the business to be ceded.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

Starting in mid-2007 and continuing through 2008, the U.S. residential mortgage market has been experiencing serious disruptions, which have adversely affected and may continue to adversely affect the operating results and financial condition of TRH (see Disruption in Global Credit Markets).

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

MD&A – CONTINUED

JUNE 30, 2008

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

•

ELRs for the latest accident years generally reflect the ELRs from prior accident years adjusted for the loss trend (see loss trend factors discussion immediately above), as well as the impact of rate level changes and other quantifiable factors. For certain longer tail lines of business that are typically lower frequency, higher severity classes, such as excess medical malpractice and directors’ and officer’s liability (“D&O”), ELRs are often utilized for the last several accident years.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

The actuarial methods that TRH employs to determine the appropriate loss reserves for short tail lines of business are the same as those employed for longer tailed lines. However, the judgments that are made with regard to factors such as loss trends, ELRs and loss development factors for shorter tailed lines generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made with respect to the longer tailed lines of business. In contrast to the longer tailed lines of business, reported losses for the shorter tailed classes, such as the property lines of business (e.g., fire and homeowners’) and certain marine and energy classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on assumptions regarding ELRs and loss development factors for many accident years for a given line, these assumptions are generally only relevant for the most recent accident year or two. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter tailed lines of business.

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

D&O and Errors and Omissions Liability (“E&O”): These classes, which are significant components of the other liability line of business, are dominated by high layer excess-of-loss D&O business as well as E&O classes such as lawyers and accountants. Much of this business is domestic, although significant amounts are written by the London branch. This business is reviewed separately by operating branch and for pro rata versus excess-of-loss contracts, treaty versus facultative and D&O separately from E&O. Additionally, homogeneous groupings of accountants, lawyers, and architects and engineers risks are reviewed separately. These classes are long tailed in nature, often characterized by very high attachment points.

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

Shorter tailed lines: These would include the property lines of business (such as fire and homeowners’), accident and health (“A&H”) and certain marine and energy classes. These lines are written by several of TRH’s worldwide offices and the reserves are reviewed separately for each operating branch. Where sufficiently credible experience exists, these lines are generally reviewed after segregating pro rata contracts from excess-of-loss contracts. As a reinsurer, these lines do not develop to ultimate loss as quickly as when written on a primary basis; however, they are significantly shorter tailed than the casualty classes discussed earlier.

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

MD&A - CONTINUED

JUNE 30, 2008

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

(b) Fair Value Measurements of Certain Financial Assets

TRH measures at fair value on a recurring basis financial instruments included principally in its trading and available for sale securities portfolios, non-traded equity investments included in other invested assets, securities lending invested collateral (which includes asset-backed and non-asset-backed fixed maturities) and certain short term investments and cash equivalents. The fair value of a financial instrument is the amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

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

Subsidiaries of AIG manage the investments and perform investment recordkeeping services for TRH. In its Form 10-K for the year ended December 31, 2007 and subsequent Forms 10-Q filed to date, AIG disclosed a material weakness in its internal control over financial reporting relating to the fair value valuation of the super senior credit default swap portfolio of AIG Financial Products and AIG Trading Group Inc., including their respective subsidiaries (collectively, “AIGFP”). TRH’s portfolio does not contain any of these instruments; thus, TRH has determined that the control weakness identified by AIG did not affect TRH’s investments.

(i) Fixed Maturities Available for Sale (Including Fixed Maturities Within Securities Lending Invested Collateral) and Equity Securities Traded in Active Markets (Trading and Available for Sale)

TRH maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, TRH obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity securities in its available for sale portfolio and marketable equity securities in its trading and available for sale portfolios. Market price data generally is obtained from exchange or dealer markets.

TRH estimates the fair value of fixed maturity securities not traded in active markets by referring to traded securities with similar attributes and using dealer quotations, a matrix pricing methodology, discounted cash flow analyses or internal valuation models. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity securities that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A - CONTINUED

JUNE 30, 2008

(ii) Certain Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents are carried at cost or amortized cost, which approximates fair value, and principally include money market instruments and commercial paper. These instruments are typically not traded in active markets; however, their fair values are based on market observable inputs.

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

At June 30, 2008, TRH classified $84.6 million of assets measured at fair value on a recurring basis as Level 3. This represented 0.8% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, TRH considers factors specific to the asset.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A - CONTINUED

JUNE 30, 2008

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

The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and/or severe market valuation decline, such as that experienced in current credit markets, in which TRH could not reasonably assert that the recovery period would be temporary (severity losses).

At each balance sheet date, TRH evaluates its securities holdings with unrealized losses. When TRH does not intend to hold such securities until they have recovered their cost basis, TRH records the unrealized loss in income as a realized capital loss. If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer existed.

TRH assesses its ability to hold any fixed maturity security in an unrealized loss position to its recovery, including fixed maturities classified as available for sale, at each balance sheet date. The decision to sell any fixed maturity security classified as available for sale reflects the judgment of TRH’s management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management’s judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale.

In periods subsequent to the recognition of other-than-temporary impairment write-downs for fixed maturity securities, which are not credit related, TRH generally accretes into income the discount or amortizes the reduced premium, subject to certain limitations, resulting from the reduction in cost basis over the remaining life of the security.

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

JUNE 30, 2008

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

Operational Review

Results of Operations

TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income and realized net capital (losses) gains of TRH for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

	2008	2007	Change	2008	2007	Change

	(dollars in millions)
Net premiums written	$988.5	$983.1	0.6%	$2,024.1	$1,967.2	2.9%
Net premiums earned	1,022.7	948.1	7.9	2,039.9	1,913.2	6.6
Net investment income	120.5	119.3	1.0	237.7	235.4	1.0
Realized net capital (losses) gains	(59.9)	1.9	—	(74.9)	17.3	—

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A - CONTINUED

JUNE 30, 2008

Net premiums written in the second quarter of 2008 were level with the comparable prior year period as an increase in International – Europe operations was largely offset by a decrease in Domestic operations. International – Europe net premiums written increased in the Paris and London branches and in TRZ. A significant portion of the increase in International – Europe net premiums written is due to changes in foreign currency exchange rates compared to the U.S. dollar. The decrease in Domestic net premiums written is due in part to prevailing market conditions in recent periods. The increase in net premiums written in the first six months of 2008 compared with the same prior year period occurred from an increase in International – Europe operations. International – Europe net premiums written increased in the London and Paris branches and in TRZ. The increase in International – Europe net premiums written is due in large part to changes in foreign currency exchange rates compared to the U.S. dollar. Overall premium growth continues to be mitigated by increased ceding company retentions in certain lines and price erosion in many classes and regions. On a worldwide basis, casualty lines business represented 70.2% of net premiums written in the first six months of 2008 versus 70.1% in the same 2007 period. The balance represented property lines. Treaty business represented 96.9% of net premiums written in the first six months of 2008 versus 96.2% in the same year ago quarter. The balance represented facultative accounts.

The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the second quarter and first six months of 2008 compared to the same 2007 periods:

	Three Months Ended June 30,	Six Months Ended June 30,

Decrease in original currency	(3.1)%	(0.9)%
Foreign exchange effect	3.7	3.8

Increase as reported in U.S. dollars	0.6%	2.9%

Domestic net premiums written decreased in the second quarter of 2008 by $38.7 million, or 7.8%, from the second quarter of 2007 to $455.2 million. Significant decreases in Domestic net premiums written were recorded in the auto liability ($45.0 million) and other liability ($17.1 million) lines and were offset in part by a significant increase in the A&H ($21.2 million) line. Domestic net premiums written for the first six months of 2008 totaled $1,003.3 million, remaining level with the comparable 2007 period. Significant decreases in Domestic net premiums written were recorded in the fidelity ($22.7 million) and medical malpractice ($20.3 million) lines, offset by a significant increase in the A&H ($27.7 million) line along with smaller increases spread among several other lines.

International net premiums written increased in the second quarter of 2008 by $44.2 million, or 9.0%, over the second quarter of 2007 to $533.3 million. Significant increases in net premiums written occurred in the Paris ($18.6 million) and London ($11.8 million) branches and in TRZ ($11.4 million). International net premiums written increased significantly in the auto liability ($12.5 million) and credit ($11.3 million) lines along with relatively minor increases spread among several other lines, offset in part by a significant decrease in the other liability ($11.4 million) line. International net premiums written increased in the first six months of 2008 by $63.5 million, or 6.6%, over the first six months of 2007 to $1,020.8 million. Significant increases in net premiums written occurred in the London ($26.0 million) and Paris ($22.9 million) branches and in TRZ ($13.2 million). International net premiums written increased significantly in the credit ($16.6 million), property ($14.3 million), A&H ($13.1 million), auto liability ($11.4 million) and medical malpractice ($11.4 million) lines. Such increases were partially offset by a significant decrease in the other liability ($21.0 million) line. The increases in international net premiums written in the second quarter and first six months periods were due in large part to changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business. Changes in foreign currency exchange rates increased 2008 international net premiums written by $36.1 million and $73.7 million in the second quarter and first six months, respectively, over the comparable prior year periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A - CONTINUED

JUNE 30, 2008

Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written, except for changes resulting from reinstatement premiums or changes in ceded premiums, including premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates (see Note 5 and Note 6). As further discussed in Note 6 and Note 9, TRH transacts a significant amount of business assumed and ceded with other subsidiaries of AIG. TRH either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions.

As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

The components of net investment income for the periods indicated are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in millions)
Fixed maturities	$106.8	$96.5	$213.1	$190.2
Equities	4.9	5.9	8.1	15.5
Other invested assets (including limited partnerships)	5.5	14.9	9.6	23.7
Other	6.2	4.0	12.1	10.4

Total investment income	123.4	121.3	242.9	239.8
Investment expenses	(2.9)	(2.0)	(5.2)	(4.4)

Net investment income	$120.5	$119.3	$237.7	$235.4

Net investment income in the second quarter and first six months of 2008 were level with the comparable 2007 periods as increases in investment income from fixed maturities were offset by decreases in investment income from limited partnership investments and, in the comparable six month periods only, investment losses from the equities trading portfolio. The increase in investment income from fixed maturities is due in part to investment returns from continued positive operating cash flows. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which investments are denominated increased net investment income in the second quarter and first six months of 2008 compared to the same 2007 periods by $2.5 million and $5.2 million, respectively.

The pre-tax effective yield on investments for the second quarter and first six months of 2008 was 3.8% and for the second quarter and first six months of 2007 was 4.1%. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The decrease in the pre-tax effective yield on investments for the three and six month periods ended June 30, 2008 compared to the same 2007 periods is due largely to decreases in investment income from other invested assets and equities.

Realized net capital (losses) gains totaled ($59.9) million and $1.9 million for the second quarter of 2008 and 2007, respectively, and totaled ($74.9) million and $17.3 million for the first six months of 2008 and 2007, respectively. Realized net capital (losses) gains generally result from investment dispositions, which reflect TRH's investment and tax planning strategies to maximize after-tax income, write-downs of securities that, in the opinion of management, had experienced a decline in fair value for which TRH could not reasonably assert that the recovery period would be temporary and foreign currency transaction gains and losses.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

Other-than-temporary impairment write-downs in the second quarter and first six months of 2008 totaled ($68.8) million and ($78.2) million, respectively. Of the second quarter 2008 other-than-temporary impairment write-downs, ($63.8) million relate to asset-backed securities included in securities lending invested collateral, ($52.3) million of which related to RMBS (Alt-A – ($41.2) million; Prime non-agency – ($11.1) million), and ($11.5) million related to a HELOC. While the HELOC is rated BB, the other asset backed securities written down are rated AAA. In addition, ($5.0) million of the impairment write-downs in the second quarter of 2008 related to non-redeemable preferred and common equities available for sale. Impairment write-downs for the first six months of 2008 include the above as well as ($9.5) million taken in the first quarter of 2008 relating to non-redeemable preferred and common equities available for sale. The 2008 write-downs were considered other than temporarily impaired principally due to the severity of the decline in fair value below cost or amortized cost and generally resulted from the downturn in the U.S. economy and continued disruption of the credit markets in recent periods. Write-downs in the second quarter and first six months of 2007 totaled ($0.4) million relating to equities available for sale. Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion earlier under Critical Accounting Estimates for criteria used in the determination of such write-downs.)

In addition, realized net capital (losses) gains in the second quarter of 2008 and 2007 were reduced by net foreign currency transaction losses of ($8.1) million and ($9.7) million, respectively, and realized net capital (losses) gains in the first six months of 2008 and 2007 were reduced by net foreign currency transaction losses of ($14.2) million and ($9.1) million, respectively.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Consolidated:
Loss ratio	66.5%	67.7%	66.5%	68.9%
Underwriting expense ratio	27.8	27.2	27.7	27.4
Combined ratio	94.3	94.9	94.2	96.3

Domestic:
Loss ratio	73.2%	79.8%	73.2%	76.9%
Underwriting expense ratio	26.5	24.7	26.8	25.1
Combined ratio	99.7	104.5	100.0	102.0
International:
Loss ratio	60.5%	57.0%	60.1%	61.0%
Underwriting expense ratio	28.9	29.8	28.7	30.0
Combined ratio	89.4	86.8	88.8	91.0

The improvements in the loss ratio for consolidated TRH in the second quarter and first six months of 2008 compared to the same 2007 periods are due in large part to decreases in the aggregate of catastrophe costs and estimated net loss reserve development in the 2008 periods. In the aggregate, catastrophe costs and estimated net loss reserve development (subtracted) added (0.2%) and 3.2% (from) to the consolidated TRH combined ratio for the second quarter of 2008 and 2007, respectively, and added 0.1% and 4.4% to the consolidated TRH combined ratio for the first six months of 2008 and 2007, respectively.

The second quarter of 2008 includes pre-tax net catastrophe costs of ($2.6) million relating to events occurring in prior years. Net catastrophe costs in the aggregate (reduced) added (0.3%), 0.2% and (0.6%) (from) to the second quarter of 2008 combined ratios for consolidated, domestic and international, respectively. Negative catastrophe costs may arise from adjustments of estimates relating to catastrophe costs of catastrophes occurring in prior periods. The second quarter of 2007 includes pre-tax net catastrophe costs of $13.9 million, principally relating to floods in the U.K. and storms in Australia. Net catastrophe costs in the aggregate added 1.5%, 0.2% and 2.7% to the second quarter of 2007 combined ratios for consolidated, domestic and international, respectively. The first six months of 2008 includes pre-tax net catastrophe costs of ($2.3) million relating to events occurring in prior years. Net catastrophe costs in the aggregate (reduced) added (0.1%), 0.2% and (0.5%) (from) to the first six months of 2008 combined ratios for consolidated, domestic and international, respectively. The first six months of 2007 includes pre-tax net catastrophe costs of $53.7 million, principally relating to European Windstorm Kyrill, floods in the U.K. and storms in Australia. Net catastrophe costs in the aggregate added 2.8%, 0.3% and 5.4% to the first six months of 2007 combined ratios for consolidated, domestic and international, respectively. (See Note 5 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

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

Net losses and LAE incurred for the second quarter and first six months of 2008 includes estimated net (favorable) adverse development relating to losses occurring in all prior years which approximated ($2) million and $1 million, respectively. The net adverse loss reserve development for the first six months of 2008 was comprised of approximately $98 million of adverse development relating to losses occurring in 2002 and prior, offset by favorable development of approximately $97 million relating primarily to losses occurring in 2005 through 2007. Adverse loss reserve development in 2002 and prior generally related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. Favorable loss reserve development in 2005 through 2007 generally related to the shorter tailed classes. (See Note 5 for amounts included in estimated adverse development that relate to catastrophe losses.)

Net losses and LAE incurred for the second quarter and first six months of 2007 includes estimated net adverse development relating to losses occurring in all prior years which approximated $18 million and $36 million, respectively. The net adverse loss reserve development for the first six months of 2007 was comprised of approximately $176 million of adverse development relating to losses occurring in 2002 and prior, offset largely by favorable development of approximately $140 million relating primarily to losses occurring in 2006. Significant estimated adverse loss reserve development was related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. Significant estimated favorable loss reserve development was related to the shorter tailed classes. Refer to the MD&A in the Company’s 2007 10-K for information regarding full year 2007 net adverse loss reserve development and the components thereof.

The estimated adverse development arising from losses occurring in years 1997 through 2002, which represents the great majority of the 2002 and prior development, generally relates to the fact that for many classes within these years, ceding companies continue to experience increased loss costs relative to expectations coupled with an unexpected lengthening of the loss emergence patterns. Generally, loss activity was greater than expected from losses occurring in the D&O and E&O classes, which continued to be impacted by claims relating to corporate bankruptcies and IPO allocation/laddering claims. Also, classes such as Excess Umbrella and Architects & Engineers were impacted by construction defect and other late reported high layer excess claims to a greater extent than expected. Contributing to this increase is the fact that many policies during this period covered underlying contracts that extended over multiple years. This has led to an increase in both the frequency and severity of claims entering the reinsured excess-of-loss coverage layers at later points in time than had previously been experienced. The favorable development in recent accident years results from favorable loss trends, particularly in the shorter tailed classes.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

Based on information presently available, TRH believes its current loss reserves are adequate, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserve as of June 30, 2008 and thus, materially affect future net income, financial condition and cash flows.

The underwriting expense ratio for consolidated TRH increased in the second quarter of 2008 compared to the second quarter of 2007 due to an increase in the other underwriting expense component. The underwriting expense ratio for consolidated TRH increased in the first six months of 2008 compared to the same 2007 period due to an increase of 0.5% in the other underwriting expense component, partially offset by a decrease of 0.2% in the commission expense component.

Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

The second quarter of 2008 and 2007 each include interest expense incurred of $10.9 million and the first six months of 2008 and 2007 each include interest expense of $21.7 million in connection with the Company’s 5.75% senior notes due in 2015 (the “Senior Notes”). The second quarter of 2008 and 2007 and the first six months of 2008 and 2007 each include interest paid of $21.6 million in connection with the Senior Notes.

General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”) are the primary components of “other, net” expenses on the Consolidated Statement of Operations. PRMS, a wholly-owned subsidiary of the Company, is an insurance program manager specializing in professional liability insurance services.

Income before income taxes totaled $106.9 million and $151.9 million for the second quarter of 2008 and 2007, respectively, and totaled $252.1 million and $288.5 million for the first six months of 2008 and 2007, respectively. Income before income taxes decreased in the second quarter and first six months of 2008 as compared to the same 2007 periods principally due to other-than-temporary impairment write-downs, which are included in realized net capital (losses) gains, offset in part by an increase in underwriting profit. The increase in underwriting profit reflects the impacts of lower net catastrophe costs and lower estimated net adverse loss reserve development. Reduced net catastrophe costs and estimated net adverse loss reserve development in the aggregate increased income before income taxes by $32.9 million in the second quarter of 2008 as compared to the second quarter of 2007 and increased income before income taxes by $82.6 million in the first six months of 2008 as compared to the first six months of 2007.

Federal and foreign income tax expense of $17.1 million and $26.3 million were recorded in the second quarter of 2008 and 2007, respectively. Federal and foreign income tax expense of $46.7 million and $55.6 million were recorded in the first six months of 2008 and 2007, respectively. The Company and its domestic subsidiaries (which include foreign operations) file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

The effective tax rates, which represent income taxes divided by income before income taxes, were 16.0% and 17.3% in the second quarter of 2008 and 2007, respectively, and were 18.5% and 19.3% in the first six months of 2008 and 2007, respectively. The effective tax rates in the second quarter and first six months of 2008 were lower than in the comparable 2007 periods largely due to tax exempt income representing a greater percentage of pretax income in 2008 as compared to 2007, which resulted in part from the significant amounts of realized net capital losses in the 2008 periods. Tax effects relating to net catastrophe costs were not significant in the second quarter and first six months of 2008. Through the application of the effective tax rate method, TRH recognized tax benefits of $4.2 million and $14.2 million relating to net catastrophe costs in the second quarter and first six months of 2007 and recognized an additional $4.6 million of tax benefits relating to such catastrophe costs in subsequent quarters of 2007. In addition, in the second quarter of 2007, TRH recognized a previously uncertain tax benefit of $5.3 million. As a result, income tax expense for each of the second quarter and first six months of 2007 was reduced by such amount.

Net income for the second quarter of 2008 was $89.7 million, or $1.34 per common share (diluted), compared to $125.7 million, or $1.89 per common share (diluted), in the 2007 second quarter. Net income for the first six months of 2008 was $205.4 million, or $3.08 per common share (diluted), compared to $232.9 million, or $3.50 per common share (diluted), in the 2007 second quarter. Reasons for the changes between periods are as discussed earlier.

Segment Results

(a) Domestic:

Revenues for the second quarter and first six months of 2008 decreased compared to the same prior year periods due primarily to other-than-temporary impairment write-downs, which are included in realized net capital (losses) gains, offset in part by an increase in net premiums earned. As discussed earlier in Results of Operations, net premiums written decreased in the second quarter of 2008 compared to the second quarter of 2007 and net premiums written for the first six months of 2008 remained level with the first six months of 2007.

Income before income taxes decreased in the second quarter and first six months of 2008 compared to the same 2007 periods primarily due to other-than-temporary impairment write-downs, which are included in realized net capital (losses) gains, partially offset by increases in underwriting profit (loss), reflecting an improved combined ratio.

The second quarter of 2008 and 2007 each include net catastrophe costs of $0.7 million relating to catastrophe events occurring in 2005. The first six months of 2008 and 2007 include net catastrophe costs of $2.4 million and $2.9 million, respectively, relating to catastrophe events occurring in 2005.

(b) International – Europe (London and Paris branches and TRZ):

Revenues for the second quarter of 2008 increased compared to the same 2007 quarter due largely to an increase in net premiums written, net of the change in unearned premiums. Revenues increased in both the London and Paris branches and TRZ, with the London branch representing the largest increase. The increase in International – Europe net premiums written relates largely to the auto liability and credit lines along with relatively minor increases spread among several other lines. Revenues for the first six months of 2008 increased compared to the same 2007 period due largely to an increase in net premiums written, net of the change in unearned premiums, and, to a lesser extent, increased net investment income. Revenues increased in both the London and Paris branches and TRZ, with the London branch representing the largest increase. The increase in International – Europe net premiums written relates largely to the credit, A&H, medical malpractice and boiler and machinery lines. The overall increases in net premiums written in the second quarter and first six month periods were largely due to increases of $29.0 million and $56.1 million resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2008 period as compared to the same prior year period.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

Income before income taxes in the second quarter of 2008 decreased compared to the same 2007 period due primarily to a decrease in underwriting profit. The decrease in underwriting profit is due largely to a decrease in underwriting profit from the London branch. Income before income taxes in the first six months of 2008 increased compared to the same 2007 period due primarily to increases in underwriting profit and net investment income. The increase in underwriting profit in the 2008 period compared to the same 2007 period is due largely to a decrease in net catastrophe costs in the 2008 period.

The second quarter and first six months of 2008 include net catastrophe costs of ($3.3) million and ($4.6) million, respectively, relating to events occurring in 2007 and 2005. The second quarter and first six months of 2007 includes net catastrophe costs of $12.7 million and $50.3 million, respectively, principally relating to Windstorm Kyrill in Europe, floods in the U.K. and storms in Australia.

(c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

While net premiums written increased slightly in the second quarter of 2008 compared to the second quarter of 2007, revenues for the second quarter of 2008 decreased compared to the second quarter of 2007 due to a decrease in net premiums earned, principally in the Miami branch. Revenues for the first six months of 2008 were level with the comparable 2007 period as small increases in net premiums earned and net investment income were largely offset by a small increase in realized net capital losses. Net premiums written in the first six months of 2008 increased slightly over the comparable 2007 period as relatively minor increases in several lines were largely offset by a significant decrease in the other liability line. On an original currency basis, net premiums written in the second quarter and first six months of 2008 decreased compared to the same 2007 periods. Changes in foreign currency exchange rates, between the U.S. dollar and the currencies in which premiums were written, increased U.S. dollar basis net premiums written by $7.1 million and $17.6 million in the second quarter and first six month periods, respectively.

Income before income taxes in the second quarter of 2008 increased compared to the same 2007 period primarily due to an increase in underwriting profit and a decrease in realized net capital losses. The increase in underwriting profit reflects decreased loss activity in the 2008 period for the Miami, Toronto and Tokyo branches, partially offset by increased loss activity for the Hong Kong branch. Income before income taxes in the first six months of 2008 increased compared to the first six months of 2007 primarily due to increases in underwriting profit and net investment income, partially offset by an increase in realized net capital losses. The increase in underwriting profit reflects decreased loss activity in the 2008 period mainly in the Miami and Toronto branches, partially offset by increased loss activity for the Hong Kong branch.

Net catastrophe costs in the second quarter and first six months of 2008 and 2007 were insignificant.

Financial Condition and Liquidity

As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company's future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. In each of the second quarter of 2008 and 2007, the Company received cash dividends from TRC of $30.0 million. For the first six months of 2008 and 2007, the Company received cash dividends from TRC of $40.0 million and $39.0 million. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

Sources of funds for the operating subsidiaries consisted primarily of premiums, reinsurance recoverables, investment income, proceeds from sales, redemptions and the maturing of investments and the receipt of securities lending collateral. Funds are applied by the operating subsidiaries primarily to payments of claims, commissions, ceded reinsurance premiums, insurance operating expenses, income taxes and securities lending payables and the purchase of investments. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

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

At June 30, 2008, total investments were $12.22 billion compared to $12.50 billion at December 31, 2007. The decrease was caused in large part by changes in net unrealized appreciation (depreciation) of investments which decreased investments by $262.5 million (see discussion of the change in unrealized depreciation of investments, net of tax, below) and $438.6 million for the net disbursement of collateral from securities lending activities, which reflected TRH’s intent to reduce the size of the securities lending program offset in part by $330.7 million of net purchases of investments other than securities lending invested collateral. In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated increased total investments by approximately $140 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A - CONTINUED

JUNE 30, 2008

The following table summarizes the investments of TRH (on the basis of carrying value) as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,247,829	10.2%	$1,249,935	10.0%

Available for sale (at fair value):
Corporate	2,192,983	17.9	2,060,757	16.5
U.S. Government and government agencies	342,977	2.8	330,838	2.7
Foreign government	303,635	2.5	330,012	2.6
States, municipalities and political subdivisions	5,373,334	44.0	5,335,119	42.7
Asset-backed securities	34,845	0.3	42,526	0.3

	8,247,774	67.5	8,099,252	64.8

Total fixed maturities	9,495,603	77.7	9,349,187	74.8

Equities:
Available for sale:
Common stocks	554,593	4.5	587,373	4.7
Nonredeemable preferred stocks	183,060	1.5	197,870	1.6

	737,653	6.0	785,243	6.3
Trading: common stocks	30,929	0.3	35,357	0.3

Total equities	768,582	6.3	820,600	6.6

Other invested assets	275,802	2.3	250,921	2.0
Securities lending invested collateral	1,545,263	12.6	2,012,031	16.1
Short-term investments	130,053	1.1	67,801	0.5

Total investments	$12,215,303	100.0%	$12,500,540	100.0%

Based on the composition of its investments and its $400.7 million of cash and cash equivalents as of June 30, 2008, TRH considers its liquidity to be adequate through the end of 2008 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities, approximately 43.9% of which will mature in less than 10 years. The average duration of these fixed maturities was 5.9 years as of June 30, 2008. Activity within the fixed maturities available for sale portfolio for the periods under discussion generally represented strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A - CONTINUED

JUNE 30, 2008

The following table summarizes the ratings of fixed maturities held to maturity and available for sale based on balance sheet carrying value as of June 30, 2008:

	AAA	AA	A	BBB	Other (c)	Total

	(dollars in millions)
Held to maturity:
Non-asset-backed (a)	$585.1	$612.7	$50.0	$—	$—	$1,247.8

Available for sale:
Asset-backed (b)	13.4	—	11.0	—	10.5	34.9
Non-asset-backed (a)	3,192.8	4,158.3	799.7	29.6	32.5	8,212.9

Total available for sale	3,206.2	4,158.3	810.7	29.6	43.0	8,247.8

Total fixed maturities	$3,791.3	$4,771.0	$860.7	$29.6	$43.0	$9,495.6

Percent of total fixed maturities as of June 30, 2008 (d)	39.9%	50.2%	9.1%	0.3%	0.5%	100.0%

Percent of total fixed maturities as of December 31, 2007 (d)	65.7%	29.2%	4.5%	0.4%	0.2%	100.0%
______________

(a)	Non-asset-backed fixed maturities in the aggregate include insured municipal bonds with ratings as follows:

	AAA	AA	A	BBB	Not Rated	Total

Insured rating	$1,286	$1,666	$395	$—	$—	$3,347
Underlying rating	265	2,221	808	49	4	3,347
(b)	Consists principally of commercial mortgage-backed securities.
(c)	Consists of the following:

	BB	Not Rated	Total Other

Available for sale:
Asset-backed	$10.2	$0.3	$10.5
Non-asset-backed	9.3	23.2	32.5

Total available for sale	$19.5	$23.5	$43.0

(d)

While the ratings reflect the benefit of credit enhancement from bond insurance and show a signficant trending from the AAA category to the AA category from December 31, 2007 to June 30, 2008, largely related to insured municipal bonds, the underlying ratings of such securities have not changed significantly since December 31, 2007.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A - CONTINUED

JUNE 30, 2008

At June 30, 2008, the amortized cost of asset-backed securities, which consists principally of commercial mortgage-backed securities (“CMBS”), included in fixed maturities available for sale by year of vintage and credit rating are as follows:

	Year of Vintage

	2007	2006	2005	2004	Prior	Total

	(in millions)
AAA	$—	$—	$—	$11.6	$1.9	$13.5
AA	—	—	—	—	10.3	10.3
BB	—	—	—	—	9.9	9.9
Not Rated	—	—	—	0.3	—	0.3

Total asset-backed	$—	$—	$—	$11.9	$22.1	$34.0

TRH engages in a securities lending program managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities and common stocks available for sale) from its portfolio are loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH in an amount generally exceeding the fair value of the loaned security. The collateral is maintained in segregated accounts for TRH by the program manager and is invested primarily in floating rate bonds (i.e., fixed maturities), including asset-backed securities, and cash equivalents. Securities lending invested collateral is shown on the balance sheet at fair value. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. The fair values of fixed maturities available for sale, common stocks available for sale and equities trading that are on loan are reflected parenthetically as pledged on the balance sheet and totaled $1.63 billion, $3.0 million and $3.1 million, respectively, as of June 30, 2008. As of June 30, 2008, securities lending invested collateral consisted of $1.38 billion of fixed maturities available for sale and $161.6 million of cash equivalents. As of June 30, 2008, the average duration of fixed maturities available for sale included in securities lending invested collateral was 0.7 years.

At June 30, 2008, TRH securities lending payables totaled $1.68 billion, $262 million of which were one-day tenor. The one-day tenor loans do not have a contractual end date but are terminable by either party on demand. Maturing loans are frequently renewed and rolled over to extended dates. In addition to the invested collateral, all of the assets of TRH are generally available to satisfy the liability for collateral received.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

The following table summarizes the ratings of the underlying securities included in the Consolidated Balance Sheet as securities lending invested collateral as of June 30, 2008 (based on balance sheet carrying value):

	AAA	AA	A	BBB	BB	Not Rated	Total

	(in millions)
Fixed maturities available for sale:
Asset-backed:
Domestic:
CMBS	$49.0	$—	$—	$—	$—	$—	$49.0
Residential:
Mortgage-backed:
Alt-A	88.6	—	—	—	—	—	88.6
Prime non-agency	35.2	—	—	—	—	—	35.2
HELOC	—	—	—	—	9.8	—	9.8
Other asset-backed	—	12.8	—	—	—	—	12.8

Total domestic	172.8	12.8	—	—	9.8	—	195.4

Foreign:
CMBS	91.5	6.7	—	—	—	—	98.2
RMBS	312.9	19.5	—	—	—	—	332.4
Other asset-backed	49.3	—	—	—	—	—	49.3

Total foreign	453.7	26.2	—	—	—	—	479.9

Total asset-backed	626.5	39.0	—	—	9.8	—	675.3
Non-asset-backed	46.3	390.1	267.5	—	—	4.5	708.4

Total fixed maturities available for sale	$672.8	$429.1	$267.5	$—	$9.8	$4.5	1,383.7

Cash equivalents							161.6

Total securities lending invested collateral							$1,545.3

Total securities lending invested collateral invested in fixed maturities available for sale by rating as of June 30, 2008	48.6%	31.0%	19.4%	0.0%	0.7%	0.3%	100.0%

Total securities lending invested collateral invested in fixed maturities available for sale by rating as of December 31, 2007	50.7%	39.9%	8.8%	0.3%	0.0%	0.3%	100.0%

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A – CONTINUED

JUNE 30, 2008

At June 30, 2008, the amortized cost of CMBS, RMBS and HELOCs included in securities lending invested collateral by year of vintage and credit rating are as follows:

	Year of Vintage

	2007	2006	2005	2004	Prior	Total

	(in millions)
Domestic:
CMBS:
AAA	$—	$52.3	$—	$—	$—	$52.3
Residential:
Mortgage-backed:
Alt-A - AAA	28.9	26.9	46.5	—	—	102.3
Prime non-agency - AAA	11.2	31.0	—	—	—	42.2
HELOC - BB	—	—	9.8	—	—	9.8

Total Domestic	40.1	110.2	56.3	—	—	206.6

Foreign:
CMBS:
AAA	23.1	47.3	20.2	6.1	—	96.7
AA	—	7.0	—	—	—	7.0
RMBS:
AAA	200.5	34.8	17.7	61.1	11.6	325.7
AA	10.9	8.9	2.1	—	—	21.9

Total Foreign	234.5	98.0	40.0	67.2	11.6	451.3

Total	$274.6	$208.2	$96.3	$67.2	$11.6	$657.9

Gross unrealized gains and losses and net unrealized (losses) gains on all fixed maturities, equities and securities lending invested collateral at June 30, 2008 and December 31, 2007 was as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized (Losses) Gains

	(in millions)
As of June 30, 2008:
Fixed maturities (including held to maturity and carried at amortized cost)	$90.4	$(198.8)	$(108.4)
Equities	16.0	(80.6)	(64.6)
Securities lending invested collateral	0.1	(68.6)	(68.5)
As of December 31, 2007:
Fixed maturities (including held to maturity and carried at amortized cost)	$171.9	$(77.3)	$94.6
Equities	31.0	(42.5)	(11.5)
Securities lending invested collateral	3.9	(45.1)	(41.2)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A - CONTINUED

JUNE 30, 2008

In general, uncertainty in the credit markets continued to adversely impact the fair values of equities, fixed maturities and securities lending invested collateral, thus increasing net unrealized losses at June 30, 2008. The increase in net unrealized losses on fixed maturities at June 30, 2008 compared to December 31, 2007 is due in part to increased interest rates on municipal bonds and widening spreads on corporate bonds. The increase in net unrealized losses on securities lending invested collateral at June 30, 2008 compared to December 31, 2007 is generally due to the disruption in the U.S. residential mortgage market and global credit markets in general. (See Note 3(b) of Notes to Condensed Consolidated Financial Statements for additional details about gross unrealized gains and losses on fixed maturities and securities lending invested collateral.)

Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established and the impact of changes in foreign currency exchange rates.

At June 30, 2008, gross loss reserves totaled $8.24 billion, an increase of $318.4 million, or 4.0%, over December 31, 2007. The increase in gross loss reserves includes the impact of changes in foreign currency exchange rates since the end of 2007 and gross loss reserve development.

The components of gross loss reserves as of June 30, 2008 consisted of $3.88 billion of reported amounts (“case reserves”) and $4.36 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

At June 30, 2008, reinsurance recoverable on gross loss reserves totaled $916.1 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), a decrease of $98.4 million, or 9.7%, from the prior year-end. The decrease in reinsurance recoverable on gross loss reserves from year-end 2007 is due largely to a decrease in reinsurance recoverable on losses relating to business which, by prearrangement with TRH, was assumed from an affiliate and then ceded in equal amounts to other affiliates.

Net loss reserves totaled $7.32 billion at June 30, 2008, an increase of $416.8 million, or 6.0%, from the prior year-end. The increase in net loss reserves includes the impacts of net changes in foreign currency exchange rates since the end of 2007 of $53 million and net loss reserve development of $1 million. The second quarter and first six months of 2008 include paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of $14 million and $40 million, respectively, relating to events occurring in 2007 and 2005. The second quarter of 2007 included paid losses and LAE, net of reinsurance recovered, relating to catastrophe losses of approximately $58 million principally relating to events occurring in 2005. In the first six months of 2007, gross paid losses and LAE relating to catastrophe events were largely offset by the impact of reinsurance recovered relating to catastrophe losses.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A - CONTINUED

JUNE 30, 2008

An analysis of the change in net loss reserves for the first six months of 2008, with comparable 2007 data, follows:

	Six Months Ended June 30,

	2008	2007

	(in millions)
At beginning of year:
Gross loss reserves	$7,926.3	$7,467.9
Less reinsurance recoverable	(1,026.6)	(1,260.7)

Net loss reserves	6,899.7	6,207.2
Net losses and LAE incurred (including estimated net adverse development on losses occurring in prior years of: 2008 - $1 million; 2007 - $36 million)	1,356.1	1,317.6
Net losses and LAE paid	991.7	1,106.0
Foreign exchange effect	52.5	31.7

At end of period:
Net loss reserves	7,316.6	6,450.5
Plus reinsurance recoverable	928.1	1,069.2

Gross loss reserves	$8,244.7	$7,519.7

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

Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at June 30, 2008 are adequate.

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

JUNE 30, 2008

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

For the first six months of 2008, TRH's operating cash flows were $493.4 million, an increase of $133.9 million from the same 2007 period. The increase results, in part, from increased cash flows from underwriting activities and investment income received and decreased income taxes paid.

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

Of total consolidated operating cash flows, $181.2 million and $173.1 million were derived from international operations in the first six months of 2008 and 2007, respectively. In each of these periods, the London branch was the most significant source of international operating cash flows.

TRH believes that its balance of cash and cash equivalents of $400.7 million as of June 30, 2008 and its future cash flows will be sufficient to meet TRH's cash requirements through the end of 2008 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

TRH’s operations are exposed to market risk. Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. (See Part I – Item 3 for further discussion.)

TRH’s stockholders' equity totaled $3.41 billion at June 30, 2008, an increase of $60.5 million from year-end 2007. The net increase consisted primarily of net income of $205.4 million, partially offset by cash dividends declared of $23.2 million and an increase in accumulated other comprehensive loss of $132.8 million.

The abovementioned increase in accumulated other comprehensive loss consisted of net unrealized depreciation of investments, net of income taxes, of $170.6 million, partially offset by net unrealized foreign currency translation gain from functional currencies, net of income taxes, of $37.8 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of increases of $117.1 million in net unrealized depreciation of fixed maturities available for sale, principally municipal and corporate bonds, $34.5 million in net unrealized depreciation of equities available for sale and $17.7 million in net unrealized depreciation on securities lending invested collateral, for reasons discussed earlier.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A - CONTINUED

JUNE 30, 2008

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

Disruption in Global Credit Markets

In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and sub-prime borrowers; evolving changes in the regulatory environment; a residential housing market characterized by a slowing pace of transactions and declining prices; increased cost and reduced availability of borrowings for mortgage participants; a rising unemployment rate; increased delinquencies in non-mortgage consumer credit; and illiquid credit markets. The conditions continued and worsened throughout the balance of 2007 and to date in 2008, expanding into the broader U.S. credit markets and resulting in greater volatility, less liquidity, widening of credit spreads, a lack of transparency and increased credit losses in certain markets. In addition, the financial strength of certain bond insurers has been compromised to varying degrees by losses these entities are presently experiencing due in part to the coverage they provide for domestic RMBS.

These issues carry risk relating to certain lines of business TRH underwrites because disruption in the credit market may increase claim activity in lines such as D&O, E&O, credit, and to a limited extent mortgage guaranty business where TRH has provided reinsurance on two programs. TRH also participates in the U.S. residential mortgage market through investments in mortgage-backed securities.

To a limited extent, TRH also wrote financial guaranty business. The underlying exposures for the vast majority of such business related to municipal bonds and state agencies. TRH still has exposure to liabilities, the large majority of which emanate from business written in 1998 and prior, which may arise from such financial guaranty business.

The operating results and financial condition of TRH have been and may continue to be adversely affected by the factors referred to above. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level and the mortgage credit market stabilizes. The duration and severity of the downward cycle could be further negatively affected in the event of an economic recession. TRH expects that this downward cycle may have an adverse effect on TRH’s operating results in the future. TRH also incurred realized and unrealized market valuation losses in the first six months of 2008 on its available for sale securities, including asset-backed fixed maturities in securities lending invested collateral. The impact on TRH’s operations with exposure to the U.S. residential mortgage market will be somewhat dependent on future market conditions.

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

Other Matters

The discussion below supplements the discussion of ratings assigned by A.M. Best Company (“Best”) to the Company’s operating subsidiaries and to the Company’s Senior Notes that is contained in Part I, Item IA (Risk Factors) of the Company’s 2007 10-K. None of the other ratings discussions included therein are affected.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MD&A - CONTINUED

JUNE 30, 2008

Best presently maintains a financial strength rating of A+ (Superior) and issuer credit ratings of aa– on the Company’s major operating subsidiaries, TRC, Putnam and TRZ. In addition, Best maintains an issuer credit rating of a– for the Company. These financial strength ratings represent the second highest rating level. The issuer credit ratings of the Company’s major operating subsidiaries represent the fourth highest rating level and the issuer credit rating of the Company represents the seventh highest rating level. The Company’s Senior Notes are presently rated a– by Best. The outlook for all of these ratings is stable.

As previously disclosed, on February 14, 2008, following the issuance by AIG of a Form 8-K on February 11, 2008, Best placed the issuer credit rating of AIG and the financial strength and issuer credit ratings of certain of AIG’s domestic property/casualty subsidiaries, including the Company, TRC, TRZ and Putnam, under review with negative implications. The rating assigned to the Company’s senior notes by Best was also placed under review with negative implications.

On May 28, 2008, Best affirmed all the ratings of the Company, TRC, Putnam, TRZ and the Company’s senior notes, and removed the under review with negative implications status and assigned a stable outlook to each of such ratings.

These ratings are current opinions of Best. As such, they may be changed, suspended or withdrawn at any time by Best as a result of changes in, or unavailability of, information or based on other circumstances, including TRH’s relationship with AIG. Ratings may also be withdrawn at the request of TRH’s management. Ratings are not a recommendation to buy, sell or hold securities and each rating should be evaluated independently of any other rating.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. TRH adopted SFAS 157 on January 1, 2008.

(b) SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).

In February 2007, the FASB issued SFAS 159. SFAS 159 was effective for TRH on January 1, 2008.

(c) Future Application of Accounting Standards

(i) In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).

(ii) In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60” (“SFAS 163”).

(iii) In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).

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

TRH calculated the VaR with respect to net fair values at each quarter end. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figures) within a one-month holding period. TRH uses the historical simulation methodology that entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. TRH uses the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates. For each scenario, each transaction is re-priced. Scenario values are then calculated by netting the values of all underlying assets and liabilities.

As market risk is assessed based upon VaR historical simulation methodology, it does not provide weight in its analysis to risks relating to current market issues such as liquidity and the credit-worthiness of investments.

The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the six months ended June 30, 2008 and for the year ended December 31, 2007. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2008				2007

	As of June 30,	Six Months Ended, June 30,			As of December 31,	Year Ended, December 31,

		Average	High	Low		Average	High	Low

	(in millions)
Diversified	$200	$186	$200	$175	$185	$180	$190	$163
Interest rate	193	173	193	155	172	166	177	153
Equity	73	65	73	58	58	53	58	49
Currency	33	33	33	32	32	21	32	18

Part I – Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH's management, including TRH's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, there has been no change in TRH's internal control over financial reporting that occurred during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of June 30, 2008, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the second quarter of 2008. The preceding does not include 7,263 shares and 12,371 shares relating to options exercised in the three and six months ended June 30, 2008, respectively, that were attested to in satisfaction of the exercise price by holders of Transatlantic Holdings, Inc.’s employee or director stock options and 2,860 shares and 3,052 shares relating to restricted stock units (“RSU”) in the three and six months ended June 30, 2008 that were attested to in satisfaction of withholding taxes relating to the issuance of TRH shares for vested RSUs by holders of Transatlantic Holdings, Inc.’s employee RSUs.

Part II – Item 4. Submissions of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 22, 2008, the stockholders:

(a) elected ten directors for a one year term, as follows:

NOMINEE	SHARES FOR	SHARES WITHHELD

Steven J. Bensinger	58,015,279	4,425,610
C. Fred Bergsten	62,240,630	200,259
Ian H. Chippendale	62,192,599	248,290
John G. Foos	62,244,386	196,503
John L. McCarthy	62,243,849	197,040
Robert F. Orlich	62,148,627	292,262
William J. Poutsiaka	62,238,860	202,029
Richard S. Press	62,209,257	231,632
Martin J. Sullivan (1)	58,207,265	4,233,624
Thomas R. Tizzio	58,054,430	4,386,459

______________

(1) Effective July 1, 2008, Mr. Sullivan resigned from the board of the Company.

(b) approved, by a vote of 60,853,624 shares in favor to 432,051 shares opposed, with 371,388 abstentions, 783,826 broker non-votes and 3,805,626 shares not voting, a proposal to adopt the 2008 Non-Employee Directors’ Stock Plan.

(c) approved, by a vote of 60,824,295 shares in favor to 456,896 shares opposed, with 375,872 abstentions, 783,826 broker non-votes and 3,805,626 shares not voting, a proposal to amend the 2000 Stock Option Plan.

(d) approved, by a vote of 62,323,371 shares in favor to 108,431 shares opposed, with 9,087 abstentions and 3,805,626 shares not voting, a proposal to ratify the selection of PricewaterhouseCoopers LLP as Transatlantic Holdings, Inc.’s independent registered public accounting firm for 2008.

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
Dated: August 8, 2008

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