Form 10-Q
period 2008-09-30
TRANSATLANTIC HOLDINGS INC
filed 2008-11-10
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

YES ☒          NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐           NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2008. 66,271,547.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007

	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2008-$1,177,861; 2007-$1,280,011)	$1,219,675	$1,249,935
Available for sale, at fair value (amortized cost: 2008-$8,352,246; 2007-$8,034,738) (pledged, at fair value: 2008-$1,181,828; 2007-$1,966,364)	7,928,655	8,099,252
Equities:
Available for sale, at fair value:
Common stocks (cost: 2008-$565,579; 2007-$572,468) (pledged, at fair value: 2008-$39; 2007-$21,900)	507,073	587,373
Nonredeemable preferred stocks (cost: 2008-$121,087; 2007-$224,298)	113,134	197,870
Trading: common stocks, at fair value (cost: 2007-$35,916) (pledged, at fair value: 2007-$2,144)	—	35,357
Other invested assets	268,016	250,921
Securities lending invested collateral, at fair value (amortized cost: 2008-$1,025,840; 2007-$2,053,271)	959,756	2,012,031
Short-term investments	237,232	67,801

Total investments	11,233,541	12,500,540
Cash and cash equivalents	338,223	255,432
Accrued investment income	153,851	143,675
Premium balances receivable, net	723,997	641,026
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	287,821	443,856
Other	570,260	630,787
Deferred acquisition costs	256,804	248,081
Prepaid reinsurance premiums	106,277	71,617
Deferred income taxes	763,018	426,600
Other assets	207,007	122,713

Total assets	$14,640,799	$15,484,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$8,371,470	$7,926,261
Unearned premiums	1,308,830	1,226,647
Securities lending payable	1,104,017	2,054,649
5.75% senior notes due December 14, 2015:
Affiliates	448,298	448,158
Other	298,865	298,772
Other liabilities	84,943	180,798

Total liabilities	11,616,423	12,135,285

Commitments and contingent liabilities (see Note 14)

Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2008-67,260,447; 2007-67,222,470	67,260	67,222
Additional paid-in capital	267,043	249,853
Accumulated other comprehensive loss	(438,660)	(34,692)
Retained earnings	3,150,652	3,088,578
Treasury Stock, at cost: 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	3,024,376	3,349,042

Total liabilities and stockholders’ equity	$14,640,799	$15,484,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands, except per share data)
Revenues:
Net premiums written	$1,094,182	$984,624	$3,118,319	$2,951,872
Increase in net unearned premiums	(67,251)	(24,817)	(51,504)	(78,834)

Net premiums earned	1,026,931	959,807	3,066,815	2,873,038
Net investment income	110,433	112,244	348,135	347,665
Realized net capital (losses) gains	(157,604)	14,723	(232,523)	32,002

Total revenues	979,760	1,086,774	3,182,427	3,252,705

Expenses:
Net losses and loss adjustment expenses	848,258	630,053	2,204,313	1,947,623
Net commissions	241,705	249,344	739,008	736,041
Other underwriting expenses	33,638	26,597	97,854	80,227
Increase in deferred acquisition costs	(8,215)	(7,833)	(8,723)	(21,256)
Interest on senior notes	10,861	10,856	32,577	32,564
Other, net	7,197	3,017	18,982	14,237

Total expenses	1,133,444	912,034	3,084,011	2,789,436

(Loss) income before income taxes	(153,684)	174,740	98,416	463,269
Income taxes (benefits)	(46,163)	33,014	551	88,652

Net (loss) income	($107,521)	$141,726	$97,865	$374,617

Net (loss) income per common share:
Basic	($1.62)	$2.14	$1.48	$5.67
Diluted	(1.62)	2.12	1.47	5.62

Cash dividends declared per common share	0.190	0.160	0.540	0.455

Weighted average common shares outstanding:
Basic	66,265	66,148	66,252	66,098
Diluted	66,265	66,732	66,762	66,604

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2008	2007

	(in thousands)

Net cash provided by operating activities	$901,731	$712,680

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	2,794,577	928,913
Proceeds of fixed maturities available for sale redeemed or matured	512,559	421,903
Proceeds of fixed maturities held to maturity redeemed	25,000	—
Proceeds of equities available for sale sold	801,756	902,011
Purchase of fixed maturities available for sale	(3,498,192)	(2,063,363)
Purchase of equities available for sale	(825,527)	(881,060)
Net (purchase) sale of other invested assets	(22,772)	4,677
Net sales (purchases) in securities lending invested collateral	572,356	(199,541)
Net purchase of short-term investments	(174,395)	(21,336)
Change in other liabilities for securities in course of settlement	(129,228)	39,268
Other, net	2,581	(1,507)

Net cash provided by (used in) investing activities	58,715	(870,035)

Cash flows from financing activities:
Net change in securities lending payable	(841,300)	199,541
Dividends to stockholders	(33,791)	(28,427)
Proceeds from common stock issued	747	4,302
Other, net	566	116

Net cash (used in) provided by financing activities	(873,778)	175,532

Effect of exchange rate changes on cash and cash equivalents	(3,877)	2,628

Change in cash and cash equivalents	82,791	20,805
Cash and cash equivalents, beginning of period	255,432	205,264

Cash and cash equivalents, end of period	$338,223	$226,069

Supplemental cash flow information:
Income taxes paid, net	$104,310	$153,079
Interest paid on senior notes	21,563	21,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)

Net (loss) income	($107,521)	$141,726	$97,865	$374,617

Other comprehensive (loss) income:
Net unrealized (depreciation) appreciation of investments, net of tax:
Net unrealized holding (losses) gains	(471,111)	36,686	(794,285)	(84,933)
Deferred income tax benefit (charge) on above	164,890	(12,840)	278,000	29,727
Reclassification adjustment for losses (gains) included in net (loss) income	161,907	(17,011)	222,594	(43,397)
Deferred income tax (charge) benefit on above	(56,668)	5,954	(77,908)	15,189

	(200,982)	12,789	(371,599)	(83,414)

Net unrealized foreign currency translation (loss) gain, net of tax:
Net unrealized currency translation (loss) gain	(108,025)	60,977	(49,799)	91,134
Deferred income tax benefit (charge) on above	37,809	(21,342)	17,430	(31,897)

	(70,216)	39,635	(32,369)	59,237

Other comprehensive (loss) income	(271,198)	52,424	(403,968)	(24,177)

Comprehensive (loss) income	($378,719)	$194,150	($306,103)	$350,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

          TRH adopted SFAS 157 on January 1, 2008, its required effective date. With certain specific exceptions which would require a cumulative-effect adjustment to opening retained earnings on January 1, 2008, SFAS 157 must be applied prospectively. At January 1, 2008, in accordance with the standard, TRH made no adjustment to opening retained earnings. In addition, there were no significant changes to valuation methodologies applied as of September 30, 2008 compared to those used as of December 31, 2007.

          On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. For TRH, FSP FAS 157-3 was effective for the quarter ended September 30, 2008. There were no significant changes to valuation methods applied as of September 30, 2008 as a result of FSP FAS 157-3.

2.       Recent Accounting Standards (continued)

See Note 3 for additional SFAS 157 disclosures.

(b) SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”)

          In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 was effective for TRH on January 1, 2008. TRH did not employ this standard to measure any assets or liabilities at fair value that were not previously required to be measured on that basis.

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

II. In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires insurance companies to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 does not apply to certain insurance contracts that are similar to financial guarantee insurance contracts issued by insurance companies (such as mortgage guaranty insurance or credit insurance on trade receivables), nor does it apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. For TRH, SFAS 163 is required to be adopted on January 1, 2009, although certain disclosures are required in the consolidated financial statements for the third quarter of 2008. As current and prior years’ in force financial guarantee business and related loss and loss adjustment expense reserves are not material, such third quarter disclosures have not been provided. Early adoption of SFAS 163 is prohibited. TRH is currently assessing the effect that adopting SFAS 163 in 2009 will have on the recognition and measurement of premium revenue and claim liabilities in its consolidated financial statements.

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

3.       Fair Value Measurements (continued)

(a) Fair Value Measurements on a Recurring Basis

          TRH measures at fair value on a recurring basis financial instruments included principally in its available for sale securities portfolios, securities lending invested collateral (which includes asset-backed and non-asset-backed fixed maturities) and certain short-term investments and cash equivalents. The fair value of a financial instrument is the amount that would be received to sell an asset in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

          The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An active market is one in which transactions for the asset being valued occur with sufficient frequency and volume to provide pricing information on an ongoing basis. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly for the asset being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.

A further discussion of the most significant categories of investments carried at fair value on a recurring basis follows:

I. Fixed Maturities (Including Fixed Maturities Within Securities Lending Invested Collateral) and Equity Securities Available for Sale

          TRH maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, TRH obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity and marketable equity securities in its available for sale portfolios. Market price data generally is obtained from exchange or dealer markets.

          TRH estimates the fair value of fixed maturity securities not traded in active markets by referring to traded securities with similar attributes, using dealer quotations and matrix pricing methodologies, discounted cash flow analyses or internal valuation models. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity securities that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

          Fair values for fixed maturity securities based on observable market prices for identical or similar instruments implicitly include the incorporation of counterparty credit risk. Fair values for fixed maturity securities based on internal models incorporate counterparty credit risk by using discount rates that take into consideration cash issuance spreads for similar instruments or other observable information.

II. Certain Short-Term Investments and Cash Equivalents

          Short-term investments and cash equivalents are carried at cost or amortized cost, which approximates fair value, and principally include money market instruments and commercial paper. These instruments are typically not traded in active markets; however, their fair values are based on market observable inputs.

3.       Fair Value Measurements (continued)

(b) Fair Value Measurements on a Non-Recurring Basis

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

(c) Fair Value Hierarchy

         Beginning January 1, 2008, assets recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•

Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that TRH has the ability to access for identical assets. Market price data generally is obtained from exchange or dealer markets. TRH does not adjust the quoted price for such instruments. Assets measured at fair value on a recurring basis and classified as Level 1 principally include actively traded listed common stocks and mutual funds (which are included on the balance sheet in common stocks available for sale).

•

Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include certain government and government agency securities, state, municipal and political subdivision obligations, most investment-grade and high-yield corporate bonds, nonredeemable preferred stocks available for sale, most asset-backed securities and certain short-term investments and cash equivalents.

•

Level 3: Fair value measurements based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, TRH considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets measured at fair value on a recurring basis and classified as Level 3 principally include certain asset-backed fixed maturities.

(d) Assets Measured at Fair Value on a Recurring Basis

          The following table presents information about assets measured at fair value on a recurring basis at September 30, 2008 and indicates the level of the fair value measurement based on the levels of the inputs used:

3.	Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Balance September 30, 2008

	(in millions)
Assets(a):
Fixed maturities available for sale	$2.9	$7,865.7	$60.1	$7,928.7
Common stocks available for sale	420.8	86.3	—	507.1
Nonredeemable preferred stocks available for sale	—	110.6	2.5	113.1
Other invested assets	0.1	—	17.1	17.2
Securities lending invested collateral	—	880.7	12.6	893.3
Short-term investments(b)	—	110.3	—	110.3
Cash and cash equivalents(b)	—	77.8	—	77.8
Other assets	—	—	3.2	3.2

Total	$423.8	$9,131.4	$95.5	$9,650.7

(a) Represents only items measured at fair value.

(b) Short-term investments and cash equivalents in Level 2 are carried at cost which approximates fair value.

          At September 30, 2008, Level 3 assets totaled $95.5 million, representing 1.0% of total assets measured at fair value on a recurring basis.

          The following tables present analyses of the changes during the three and nine-month periods ended September 30, 2008 in Level 3 assets measured at fair value on a recurring basis and the unrealized gains (losses) recorded in income during such three and nine month periods related to those assets that remained on the consolidated balance sheet at September 30, 2008:

Three Months ended September 30, 2008:	Fixed Maturities Available for Sale	Nonredeemable Preferred Stocks Available for Sale	Other Invested Assets	Securities Lending Invested Collateral	Other Assets	Total

	(in millions)
Balance, July 1, 2008	$0.8	$2.5	$18.4	$61.3	$1.6	$84.6
Net realized/unrealized gains/losses included in:
Net investment income	—	—	0.4	0.4	—	0.8
Net realized capital gains	—	—	—	3.2	—	3.2
Accumulated other comprehensive income	(9.4)	—	(0.7)	(5.5)	—	(15.6)
Purchases, sales, issuances and settlements, net	(1.8)	—	(1.0)	(0.6)	1.6	(1.8)
Transfer of investments	41.0	—	—	(41.0)	—	—
Transfers in (out) of Level 3	29.5	—	—	(5.2)	—	24.3

Balance, September 30, 2008	$60.1	$2.5	$17.1	$12.6	$3.2	$95.5

Unrealized gains (losses) recorded in income on instruments held at September 30, 2008	$—	$—	$—	$—	$—	$—

3.	Fair Value Measurements (continued)

Nine Months Ended September 30, 2008:	Fixed Maturities Available for Sale	Nonredeemable Preferred Stocks Available for Sale	Other Invested Assets	Securities Lending Invested Collateral	Other Assets	Total

	(in millions)
Balance, January 1, 2008	$0.5	$2.5	$18.3	$151.3	$—	$172.6
Net realized/unrealized gains/losses included in:
Net investment income	—	—	1.2	0.5	—	1.7
Net realized capital losses	—	—	—	(8.1)	—	(8.1)
Accumulated other comprehensive income	(9.5)	—	(0.3)	1.4	—	(8.4)
Purchases, sales, issuances and settlements, net	(0.2)	—	(2.1)	(3.0)	3.2	(2.1)
Transfer of investments	41.0	—	—	(41.0)	—	—
Transfers in (out) of Level 3	28.3	—	—	(88.5)	—	(60.2)

Balance, September 30, 2008	$60.1	$2.5	$17.1	$12.6	$3.2	$95.5

Unrealized gains (losses) recorded in income on instruments held at September 30, 2008	$(33.0)	$—	$—	$—	$—	$(33.0)

          Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at September 30, 2008 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities).

          Net unrealized depreciation related to Level 3 investments approximated $4.1 million at September 30, 2008.

(e) Assets Measured at Fair Value on a Non-Recurring Basis

          None of TRH’s assets were written down to fair value on a non-recurring basis during the three or nine months ended September 30, 2008.

(f) Liabilities Measured at Fair Value

          The fair value of TRH’s 5.75% senior notes due December 14, 2015 (the “Senior Notes”) as of September 30, 2008 and December 31, 2007 was $637.5 million and $714.3 million, respectively, based on quoted market prices. The balance sheet carrying value of the Senior Notes as of September 30, 2008 and December 31, 2007 was $747.2 million and $746.9 million, respectively.

4.	Unrealized Gains (Losses) on Investments

(a) Fixed Maturities

          The amortized cost and fair value of investments classified as fixed maturities on the balance sheet at September 30, 2008 and December 31, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized

		Gains	Losses	Fair Value

	(in thousands)
September 30, 2008
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,219,675	$12,041	($53,855)	$1,177,861

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$166,134	$1,581	($688)	$167,027
States, municipalities and political subdivisions	5,571,232	28,289	(301,049)	5,298,472
Foreign governments	236,770	2,239	(1,721)	237,288
Corporate	2,126,075	4,581	(118,407)	2,012,249
Asset-backed	252,035	1,462	(39,878)	213,619

Total	$8,352,246	$38,152	($461,743)	$7,928,655

December 31, 2007
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,249,935	$32,871	($2,795)	$1,280,011

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$323,364	$7,564	($90)	$330,838
States, municipalities and political subdivisions	5,231,314	123,661	(19,856)	5,335,119
Foreign governments	330,079	2,372	(2,439)	330,012
Corporate	2,108,885	3,882	(52,010)	2,060,757
Asset-backed	41,096	1,502	(72)	42,526

Total	$8,034,738	$138,981	($74,467)	$8,099,252

(b) Equities

          At September 30, 2008 and December 31, 2007, net unrealized depreciation of equities available for sale included gross gains of $3.0 million and $31.0 million and gross losses of $69.5 million and $42.5 million, respectively.

4.	Unrealized Gains (Losses) on Investments (continued)

(c) Securities Lending Invested Collateral

          The amortized cost and fair value of securities lending invested collateral by underlying category of security at September 30, 2008 and December 31, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized

		Gains	Losses	Fair Value

	(in thousands)
September 30, 2008
Fixed maturities available for sale:
Asset-backed - foreign:
Commercial mortgage-backed	$92,191	$6	($7,458)	$84,739
Residential mortgage-backed	291,882	2	(36,918)	254,966
Other asset-backed	28,977	—	(1,525)	27,452

Total asset-backed - foreign	413,050	8	(45,901)	367,157
Foreign non-asset-backed	546,361	10	(20,201)	526,170

Total fixed maturities available for sale	959,411	18	(66,102)	893,327
Cash equivalents	66,429	—	—	66,429

Total	$1,025,840	$18	($66,102)	$959,756

December 31, 2007
Fixed maturities available for sale:
Asset-backed:
Domestic:
Commercial mortgage-backed	$52,292	$—	($713)	$51,579
Residential:
Mortgage-backed:
Alt-A	154,829	—	(12,365)	142,464
Prime non-agency	55,102	—	(5,070)	50,032
HELOC	23,472	—	(1,094)	22,378
Other asset-backed	30,477	—	(691)	29,786

Total domestic	316,172	—	(19,933)	296,239

Foreign:
Commercial mortgage-backed	106,821	—	(1,900)	104,921
Residential mortgage-backed	385,102	3,822	(7,530)	381,394
Collateralized debt obligations	21,557	—	(18)	21,539
Other asset-backed	71,810	—	(657)	71,153

Total foreign	585,290	3,822	(10,105)	579,007

Total asset-backed	901,462	3,822	(30,038)	875,246
Domestic non-asset-backed	150,713	21	(2,508)	148,226
Foreign non-asset-backed	804,357	33	(12,570)	791,820

Total fixed maturities available for sale	1,856,532	3,876	(45,116)	1,815,292
Cash equivalents	196,739	—	—	196,739

Total	$2,053,271	$3,876	($45,116)	$2,012,031

4.	Unrealized Gains (Losses) on Investments (continued)

(d) Aging of Gross Unrealized Losses

          As of September 30, 2008 and December 31, 2007, TRH’s aggregate gross unrealized losses on all fixed maturities, on equities available for sale and on securities lending invested collateral totaled $651.2 million and $164.9 million, respectively. As of September 30, 2008 and December 31, 2007, no single issuer accounted for more than 3% and 4%, respectively, of the aggregate gross unrealized losses.

          As of September 30, 2008 and December 31, 2007, the aging of gross unrealized losses with respect to all fixed maturities, equities available for sale and securities lending invested collateral, grouped by percentage of gross unrealized loss (the extent by which the market value is less than amortized cost or cost) relative to cost, including the number of respective items was as follows:

September 30, 2008	Less than or equal to 20% of Cost or Amortized Cost			Greater than 20% to 50% of Cost or Amortized Cost			Greater than 50% of Cost or Amortized Cost			Total

Months in a Continuous Unrealized Loss Position	Fair Value	Gross Unrealized Losses	Items	Fair Value	Gross Unrealized Losses	Items	Fair Value	Gross Unrealized Losses	Items	Fair Value	Gross Unrealized Losses	Items

	(dollars in millions)

Total fixed maturities

0-6	$5,425	$258	881	$142	$54	23	$1	$1	1	$5,568	$313	905
6-12	888	94	108	33	12	4	—	—	—	921	106	112
>12	486	74	65	65	23	7	—	—	—	551	97	72

Total	$6,799	$426	1,054	$240	$89	34	$1	$1	1	$7,040	$516	1,089

Equities available for sale

0-6	$251	$18	183	$103	$42	110	$0	$0	1	$354	$60	294
6-12	30	4	15	12	5	11	—	—	—	42	9	26
>12	—	—	—	—	—	—	—	—	—	—	—	—

Total	$281	$22	198	$115	$47	121	$0	$0	1	$396	$69	320

Securities lending invested collateral

0-6	$44	$1	6	$—	$—	—	$—	$—	—	$44	$1	6
6-12	606	51	141	40	14	16	—	—	—	646	65	157
>12	—	—	—	—	—	—	—	—	—	—	—	—

Total	$650	$52	147	$40	$14	16	$—	$—	—	$690	$66	163

Total

0-6	$5,720	$277	1,070	$245	$96	133	$1	$1	2	$5,966	$374	1,205
6-12	1,524	149	264	85	31	31	—	—	—	1,609	180	295
>12	486	74	65	65	23	7	—	—	—	551	97	72

Total	$7,730	$500	1,399	$395	$150	171	$1	$1	2	$8,126	$651	1,572

4.	Unrealized Gains (Losses) on Investments (continued)

December 31, 2007	Less than or equal to 20% of Cost or Amortized Cost			Greater than 20% to 50% of Cost or Amortized Cost			Total

Months in a Continuous Unrealized Loss Position	Fair Value	Gross Unrealized Losses	Items	Fair Value	Gross Unrealized Losses	Items	Fair Value	Gross Unrealized Losses	Items

	(dollars in millions)
Total fixed maturities

0-6	$2,224	$61	372	$—	$—	—	$2,224	$61	372
6-12	755	14	78	—	—	—	755	14	78
>12	135	3	34	—	—	—	135	3	34

Total	$3,114	$78	484	$—	$—	—	$3,114	$78	484

Equities available for sale

0-6	$356	$34	139	$22	$8	9	$378	$42	148
6-12	4	0	4	—	—	—	4	0	4
>12	—	—	—	—	—	—	—	—	—

Total	$360	$34	143	$22	$8	9	$382	$42	152

Securities lending invested collateral

0-6	$1,381	$38	179	$5	$2	1	$1,386	$40	180
6-12	227	3	37	—	—	—	227	3	37
>12	58	2	8	—	—	—	58	2	8

Total	$1,666	$43	224	$5	$2	1	$1,671	$45	225

Total

0-6	$3,961	$133	690	$27	$10	10	$3,988	$143	700
6-12	986	17	119	—	—	—	986	17	119
>12	193	5	42	—	—	—	193	5	42

Total	$5,140	$155	851	$27	$10	10	$5,167	$165	861

(e) Concentrations of Gross Unrealized Losses

          At September 30, 2008 and December 31, 2007, the gross unrealized losses for all fixed maturities, equities available for sale and securities lending invested collateral included the following concentrations:

September 30, 2008	Concentration

(in thousands)
States, municipalities and political subdivisions	$354,904
Banking and financial institutions	134,690
Prime non-agency residential mortgage-backed	47,548
Domestic Alt-A residential mortgage-backed	19,771
Energy	15,338
Commercial mortgage-backed	13,830
Other	65,129

Total	$651,210

4.	Unrealized Gains (Losses) on Investments (continued)

December 31, 2007	Concentration

(in thousands)
Banking and financial institutions	$80,686
States, municipalities and political subdivisions	22,651
Domestic Alt-A residential mortgage-backed	12,654
U.S. Government and government agencies	7,984
Other	40,884

Total	$164,859

(f) Contractual Maturity of Fixed Maturities and Securities Lending Invested Collateral

          The fair value of fixed maturities and securities lending invested collateral, which is comprised principally of fixed maturities, in an unrealized loss position at September 30, 2008 and December 31, 2007, by contractual maturity is shown below:

	September 30, 2008	December 31, 2007

	(in thousands)
Non-asset-backed:
Due in one year or less	$298,387	$404,454
Due after one year through five years	1,319,424	1,590,134
Due after five years through ten years	1,503,680	819,549
Due after ten years	4,084,334	1,107,008
Asset-backed (1)	523,861	864,141

Total	$7,729,686	$4,785,286

(1) Asset-backed fixed maturities by their nature do not generally have single maturity dates.

5.	Securities Lending Program

          TRH participates in a securities lending program managed by a subsidiary of American International Group, Inc. (“AIG”), whereby certain securities from its portfolio are loaned to third parties. Prior to the third quarter of 2008, the initial collateral received by TRH for the securities loaned to third parties generally exceeded the fair value of such loaned securities. As a result of market conditions, during the third quarter of 2008, TRH has agreed to reduce the initial collateral received for the securities loaned to third parties. As of September 30, 2008, the initial collateral received in the aggregate approximated 91% of the fair value of the loaned securities. Prospectively, TRH’s counterparties continue to negotiate for lower initial collateral requirements.

          Securities lending invested collateral is maintained in segregated accounts for TRH by the program manager and is invested primarily in floating rate bonds (i.e., fixed maturities), including asset-backed securities, and cash equivalents. The fair value of securities lending invested collateral as of September 30, 2008 and December 31, 2007 was $959.8 million and $2.01 billion, respectively. (See Note 4(c) for gross unrealized gains and losses on securities lending invested collateral.) Securities lending payables at September 30, 2008 and December 31, 2007 totaled $1.10 billion and $2.05 billion, respectively. $21.3 million of securities lending payables at September 30, 2008 were one-day tenor, the vast majority of the remaining balance have loan maturities in October 2008. Maturing loans are frequently renewed and rolled over to extended dates. The one-day tenor loans do not have a contractual end date but are terminable by either party on demand. The significant decreases in securities lending invested collateral and securities lending payables since December 31, 2007 reflect TRH’s intent to reduce the size of the securities lending program in an orderly manner.

          In the third quarter of 2008, TRH repaid certain securities lending payables using cash from sources other than the sale of securities lending invested collateral. In that regard, fixed maturities with a fair value of $234.0 million as of September 30, 2008 were transferred from the securities lending invested collateral portfolio to the fixed maturities available for sale portfolio. Such transferred securities included commercial mortgage-backed securities, residential mortgage-backed securities, HELOC and other asset-backed securities.

6.	Other-Than-Temporary Impairment Write-Downs

          Realized net capital (losses) gains included other-than-temporary impairment write-downs of the amortized cost or cost of certain investments to fair value totaling ($124.2) million and ($202.4) million in the third quarter and first nine months of 2008, respectively, and related to fixed maturities, including fixed maturities included in securities lending invested collateral, and equities available for sale. Write-downs in the third quarter and first nine months of 2007 totaled ($2.9) million and ($3.4) million, respectively, related to fixed maturities and equities available for sale.

          The significant write-downs in the third quarter and first nine months of 2008 related to certain securities which had experienced declines in fair value below cost or amortized cost for which TRH could not reasonably assert that the recovery period would be temporary. These write-downs relate to severe declines in fair value, issuer-specific credit events and securities which TRH did not intend to hold until fair value recovered to cost or amortized cost. Such write-downs generally resulted from the downturn in the U.S. economy and the ongoing turmoil in the financial markets.

7.	Net (Loss) Income Per Common Share

          Net (loss) income per common share for the periods presented below has been computed based upon weighted average common shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands, except per share data)

Net (loss) income (numerator)	($107,521)	$141,726	$97,865	$374,617

Weighted average common shares outstanding used in the computation of net (loss) income per common share:
Average shares issued	67,254	67,137	67,241	67,087
Less: Average shares in treasury	989	989	989	989

Average outstanding shares - basic (denominator)	66,265	66,148	66,252	66,098
Average potential shares, principally stock options (a)	—	584	510	506

Average outstanding shares - diluted (denominator)	66,265	66,732	66,762	66,604

Net (loss) income per common share:
Basic	($1.62)	$2.14	$1.48	$5.67
Diluted	(1.62)	2.12	1.47	5.62

(a)

As the impact of potential shares for the three months ended September 30, 2008 is anti-dilutive (i.e., reduces the net loss per common share), 3.1 million potential shares are not included in the diluted net loss per common share calculation for that period. The nine months ended September 30, 2008 excludes the effect of 1.0 million anti-dilutive shares (from a total of 3.1 million potential shares). The three and nine months ended September 30, 2007 each exclude the effect of 0.7 million anti-dilutive shares (from a total of 3.0 million potential shares).

8.	Impact of Catastrophe Costs

          Net income for the third quarter of 2008 includes estimated pre-tax net catastrophe costs of $146.1 million, principally relating to Hurricane Ike. Such costs consist of net catastrophe losses incurred of $153.8 million (gross $152.3 million; ceded ($1.5) million) and net assumed reinstatement premiums of $7.7 million (gross $7.7 million; ceded insignificant).

          Net income for the first nine months of 2008 includes estimated pre-tax net catastrophe costs totaling $143.8 million principally relating to Hurricane Ike. Such costs consist of net catastrophe losses incurred of $150.8 million (gross $151.0 million; ceded $0.2 million) and net assumed reinstatement premiums of $7.0 million (gross $7.1 million; ceded $0.1 million).

8.	Impact of Catastrophe Costs (continued)

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

          Net assumed reinstatement premiums serve to increase net premiums written and earned by such amounts in their respective periods. Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period.

          Net catastrophe costs represent TRH’s best estimates, including net changes from prior estimates, of the aggregate ultimate costs to be incurred relating to significant catastrophe events based upon information available at the time the estimate was made. These catastrophe cost estimates reflect significant judgment relating to many factors, including the ultimate resolution of certain legal and other issues.

          A summary of the components of pre-tax net catastrophe costs for the three and nine months ended September 30, 2008 and 2007 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in millions)

Net losses and loss adjustment expenses incurred from catastrophe events occurring in the current year	$157.7	$3.6	$157.7	$58.3
Net losses and loss adjustment expenses incurred from catastrophe events occurring in prior years	(3.9)	2.5	(6.9)	7.5

Total net losses and loss adjustment expenses incurred from catastrophe events	153.8	6.1	150.8	65.8
Net assumed reinstatement premiums	(7.7)	(3.2)	(7.0)	(9.2)

Net catastrophe costs	$146.1	$2.9	$143.8	$56.6

          A summary of pre-tax net catastrophe costs by segment for the three and nine month periods ended September 30, 2008 and 2007 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in millions)

Domestic	$115.2	$1.4	$117.6	$4.2

International:
Europe	30.6	2.2	26.0	52.5
Other	0.3	(0.7)	0.2	(0.1)

Total international	30.9	1.5	26.2	52.4

Total	$146.1	$2.9	$143.8	$56.6

9.	Reinsurance Ceded

          Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)

Gross premiums written	$1,181,280	$1,043,625	$3,377,769	$3,214,939
Ceded premiums written	(87,098)	(59,001)	(259,450)	(263,067)

Net premiums written	$1,094,182	$984,624	$3,118,319	$2,951,872

Gross premiums earned	$1,114,907	$1,038,413	$3,290,655	$3,114,155
Ceded premiums earned	(87,976)	(78,606)	(223,840)	(241,117)

Net premiums earned	$1,026,931	$959,807	$3,066,815	$2,873,038

Gross incurred losses and loss adjustment expenses	$879,321	$659,097	$2,300,904	$2,088,098
Reinsured losses and loss adjustment expenses ceded	(31,063)	(29,044)	(96,591)	(140,475)

Net incurred losses and loss adjustment expenses	$848,258	$630,053	$2,204,313	$1,947,623

          Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include amounts, which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates. Gross premiums written and ceded premiums written include $42.6 million and $18.7 million in the third quarter of 2008 and 2007, respectively, and $150.7 million and $121.6 million in the first nine months of 2008 and 2007, respectively, relating to such arrangements. Gross premiums earned and ceded premiums earned include $42.0 million and $32.4 million in the third quarter of 2008 and 2007, respectively, and $117.3 million and $104.6 million in the first nine months of 2008 and 2007, respectively, relating to such arrangements. Gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include $12.5 million and $12.6 million in the third quarter of 2008 and 2007, respectively, and $53.8 million and $73.5 million in the first nine months of 2008 and 2007, respectively, relating to such arrangements.

          In addition, gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded for the third quarter and first nine months of 2008 and 2007 include gross and ceded catastrophe losses incurred, respectively, as discussed in Note 8.

10.	Cash Dividends

          In the third quarter of 2008, the Company’s Board of Directors declared a dividend of $0.19 per common share, or approximately $12.6 million in the aggregate, payable on December 5, 2008.

11.	Income Taxes (Benefits)

          The U.S. federal income tax rate is 35% for 2008 and was 35% for 2007. Actual tax expense on income before income taxes for the nine months ended September 30, 2008 and 2007 differ from the “expected” amount computed by applying the U.S. federal income tax rate to income before income taxes because of the following:

	Nine Months Ended September 30,

	2008		2007

	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes

	(dollars in thousands)
Expected Tax Expense	$34,445	35.0%	$162,144	35.0%
Adjustments:
Tax exempt interest	(66,798)	(67.9)	(61,106)	(13.2)
Dividends received deduction	(4,088)	(4.1)	(3,926)	(0.9)
Effective tax rate method adjustment	36,688	37.3	890	0.2
Interest on net tax refund	(1,283)	(1.3)	(2,697)	(0.6)
Recognition of previously uncertain tax benefit	—	—	(5,300)	(1.1)
State taxes, net of tax benefit	1,191	1.2	985	0.2
Other	396	0.4	(2,338)	(0.5)

Actual Tax Expense	$551	0.6%	$88,652	19.1%

          Under the effective tax rate method, the estimated full year effective tax rate is applied to the interim year to date income before income taxes to determine the income tax expense for the year to date period. Tax expense for any quarter represents the difference between the year to date amount for the current year to date period less such amount for the immediately preceding year to date period. In estimating the full year effective tax rate, management takes into account the estimated impact of all known events.

          For the first nine months of 2008, catastrophe costs, principally associated with Hurricane Ike, had a significant impact on the full year effective tax rate for the 2008 nine month period. As a result, $29.4 million of tax benefits associated with catastrophe costs incurred were recorded in the first nine months of 2008 and $20.9 million will be recorded in the fourth quarter of 2008 pursuant to the effective tax rate method. For the first nine months of 2007, catastrophe costs principally associated with European Windstorm Kyrill and floods in the U.K. affected the full year effective tax rate for the 2007 nine month period. As a result, $17.2 million of tax benefits associated with catastrophe costs incurred were recorded in the first nine months of 2007 and $2.6 million were not recorded until the fourth quarter of that year pursuant to the effective tax rate method.

12. Segment Information

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

           The following table presents a summary of comparative financial data by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)
Domestic:
Net premiums written	$525,155	$472,368	$1,528,474	$1,482,348
Net premiums earned(a)	531,874	478,368	1,526,881	1,426,372
Net investment income	65,238	70,056	209,908	224,105
Realized net capital (losses) gains	(154,560)	19,697	(219,735)	43,528
Revenues	442,552	568,121	1,517,054	1,694,005
Net losses and loss adjustment expenses	497,307	333,372	1,226,058	1,061,794
Underwriting expenses(c)	134,225	129,864	402,582	383,552
Underwriting profit (loss)(d)(e)	(103,085)	14,285	(101,197)	(5,932)
(Loss) income before income taxes	(210,495)	90,174	(162,614)	214,521

International-Europe:
Net premiums written	$414,363	$397,871	$1,202,358	$1,123,776
Net premiums earned(a)	373,440	374,111	1,162,689	1,090,234
Net investment income	36,757	33,657	112,541	99,155
Realized net capital losses	(7,921)	(4,135)	(12,915)	(8,860)
Revenues(b)	402,276	403,633	1,262,315	1,180,529
Net losses and loss adjustment expenses	290,347	232,187	795,259	695,474
Underwriting expenses(c)	94,925	107,770	304,417	315,296
Underwriting (loss) profit(d)(e)	(5,973)	40,761	70,110	89,357
Income before income taxes	22,864	70,284	169,678	179,643

International-Other(f):
Net premiums written	$154,664	$114,385	$387,487	$345,748
Net premiums earned(a)	121,617	107,328	377,245	356,432
Net investment income	8,438	8,531	25,686	24,405
Realized net capital gains (losses)	4,877	(839)	127	(2,666)
Revenues	134,932	115,020	403,058	378,171
Net losses and loss adjustment expenses	60,604	64,494	182,996	190,355
Underwriting expenses(c)	46,193	38,307	129,863	117,420
Underwriting profit(d)(e)	20,603	6,600	65,450	46,978
Income before income taxes	33,947	14,282	91,352	69,105

12. Segment Information (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)
Consolidated:
Net premiums written	$1,094,182	$984,624	$3,118,319	$2,951,872
Net premiums earned(a)	1,026,931	959,807	3,066,815	2,873,038
Net investment income	110,433	112,244	348,135	347,665
Realized net capital (losses) gains	(157,604)	14,723	(232,523)	32,002
Revenues(b)	979,760	1,086,774	3,182,427	3,252,705
Net losses and loss adjustment expenses	848,258	630,053	2,204,313	1,947,623
Underwriting expenses(c)	275,343	275,941	836,862	816,268
Underwriting (loss) profit(d)(e)	(88,455)	61,646	34,363	130,403
Income before income taxes	(153,684)	174,740	98,416	463,269

(a)

Net premiums earned from affiliates approximate $94 million and $113 million for the three months ended September 30, 2008 and 2007, respectively, and appoximate $300 million and $321 million for the nine months ended September 30, 2008 and 2007, respectively, and are included mainly in Domestic.

(b)

Revenues from the London branch totaled $232 million and $235 million for the three months ended September 30, 2008 and 2007, respectively, and $701 million and $654 million for the nine months ended September 30, 2008 and 2007, respectively.

(c)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(d)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(e)	See Note 8 for net catastrophe costs by segment.

(f)

The Miami and Toronto branch segment data are each considered significant for only the first nine months of 2008. Certain key Miami and Toronto data elements which are included in International - Other in the 2008 and 2007 periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)
Miami:

Revenues	$68,460	$50,778	$203,103	$179,875

Income before income taxes	16,499	162	39,791	15,428

Toronto:

Revenues	$27,003	$30,102	$83,692	$88,458

Income before income taxes	6,718	5,665	36,963	32,769

13. Related Party Transactions

          As of September 30, 2008 and 2007, AIG beneficially owned approximately 59% of the Company’s outstanding common stock.

          In September 2008, AIG experienced a severe strain on its liquidity that resulted in AIG entering into an $85 billion revolving credit facility and a guarantee and pledge agreement with the Federal Reserve Bank of New York (the “New York Fed”). AIG has pledged the 39.1 million shares of the Company’s common stock that it beneficially owns to secure the credit facility. None of TRH’s assets were pledged to secure AIG’s obligations under the credit facility. Under the credit facility agreement, AIG agreed to issue a new series of perpetual, non-redeemable Convertible Participating Serial Preferred Stock (the “AIG Preferred Stock”) to a trust that will hold the AIG Preferred Stock for the benefit of the United States Treasury. Among other things, the AIG Preferred Stock will vote with AIG’s common stock on all matters submitted to AIG stockholders, and will hold approximately, but not in excess of, 79.9% of the aggregate voting power of the AIG common stock, treating the AIG Preferred Stock as if converted. The AIG Preferred Stock will remain outstanding even if the credit facility is repaid in full or otherwise terminates.

13. Related Party Transactions (continued)

          Gross premiums written by TRH of approximately $142.3 million (12.0%) and $121.7 million (11.7%) in the third quarter of 2008 and 2007, respectively, and $434.5 million (12.9%) and $425.1 million (13.2%) in the first nine months of 2008 and 2007, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG. In each of the 2008 and 2007 periods, the great majority of such gross premiums written were recorded in the property, other liability and medical malpractice lines.

          Of the above premiums assumed from other subsidiaries of AIG, $70.9 million and $58.8 million in the third quarter of 2008 and 2007, respectively, and $201.4 million and $204.7 million in the first nine months of 2008 and 2007, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that is almost entirely reinsured by TRH by prearrangement (See Note 9 for amounts ceded in an equal amount to other AIG subsidiaries).

14. Contingencies

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

15. Subsequent Event

          On October 3, 2008, TRH adopted a retention program (the “Retention Plan”) covering a significant number of its employees, including its senior-most management among others. TRH expects to incur expenses related to the Retention Plan of approximately $8 million in the fourth quarter of 2008 and approximately $21 million throughout 2009. Approximately half of the $29 million total expected to be paid under the Retention Plan will be paid in December 2008 with most of the balance paid in July 2009.

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

          It is possible that TRH’s actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH’s actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions and cyclical industry conditions, credit quality, potential liquidity and other risks resulting from TRH’s participation in a securities lending program and other transactions, government, regulatory and accounting policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, legal and regulatory proceedings, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, the uncertainties inherent in international operations and the uncertainty surrounding AIG’s continued ownership interest in TRH.

          These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors in Part I, Item 1A in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. for the year-ended December 31, 2007 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I – Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2008

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

Financial Statements

          The following discussion refers to the consolidated financial statements of TRH as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Note 9 of Notes to Condensed Consolidated Financial Statements (“Note 9”) and Note 13 of Notes to Condensed Consolidated Financial Statements (“Note 13”).)

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

          In recent periods, casualty lines have comprised approximately 70% of TRH’s net premiums written, while property lines comprised the balance. In addition, treaty reinsurance has totaled approximately 97% of net premiums written in such periods, with the balance representing facultative accounts. Moreover, business written by international branches has represented approximately half of net premiums written in such periods. (See Operational Review for detailed period to period comparisons of such measures.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          American International Group, Inc. (“AIG”), which through its subsidiaries is one of the largest providers of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 59% of the common stock of the Company as of September 30, 2008. In September 2008, AIG experienced a severe strain on its liquidity that resulted in AIG entering into an $85 billion revolving credit facility and a guarantee and pledge agreement with the Federal Reserve Bank of New York (the “New York Fed”). AIG has pledged the 39.1 million shares of the Company’s common stock that it beneficially owns to secure the credit facility. None of TRH’s assets were pledged to secure AIG’s obligations under the credit facility. Under the credit facility agreement, AIG agreed to issue a new series of perpetual, non-redeemable Convertible Participating Serial Preferred Stock (the “AIG Preferred Stock”) to a trust that will hold the AIG Preferred Stock for the benefit of the United States Treasury. Among other things, the AIG Preferred Stock will vote with AIG’s common stock on all matters submitted to AIG stockholders, and will hold approximately, but not in excess of, 79.9% of the aggregate voting power of the AIG common stock, treating the AIG Preferred Stock as if converted. The AIG Preferred Stock will remain outstanding even if the credit facility is repaid in full or otherwise terminates. On September 29, 2008, AIG filed an amendment to its Schedule 13D relating to the Company stating, among other things, that “AIG is exploring all strategic alternatives in connection with the potential disposition or other monetization of its… interest in the Company.” (See Part II, Item 1A. Risk Factors for the potential impact of AIG’s disposition of its interest in the Company.)

          TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and net investment income earned on investments made. The great majority of TRH’s investments are classified as fixed maturity securities on the Consolidated Balance Sheet with an average duration of 6.2 years as of September 30, 2008. In general, premiums are received significantly in advance of related claims payments.

          Consolidated Results

          The following table summarizes TRH’s revenues, (loss) income before income taxes and net (loss) income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2008	2007	Change	2008	2007	Change

	(dollars in millions)

Revenues	$979.8	$1,086.8	(9.8)%	$3,182.4	$3,252.7	(2.2)%
(Loss) income before income taxes	(153.7)	174.7	—	98.4	463.3	(78.8)
Net (loss) income	(107.5)	141.7	—	97.9	374.6	(73.9)

          Revenues for the third quarter and first nine months of 2008 decreased compared to the same prior year periods principally due to significant realized net capital losses in the 2008 periods partially offset by increases in net premiums earned. The significant realized net capital losses, including significant other-than-temporary impairment write-downs, in the 2008 periods generally resulted from declines in market values due to the downturn in the U.S. economy, ongoing turmoil in the financial markets and issuer-specific credit events in recent periods. The increases in net premiums earned emanated primarily from Domestic and, for the nine month period only, International - Europe operations. In general, changes in net premiums earned between periods are influenced by prevailing market conditions in recent periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          The third quarter and first nine months of 2008 includes pre-tax net catastrophe costs of $146.1 million and $143.8 million, respectively, principally related to Hurricane Ike. The third quarter of 2007 includes pre-tax net catastrophe costs of $2.9 million. The first nine months of 2007 includes pre-tax net catastrophe costs of $56.6 million, principally relating to European Windstorm Kyrill and floods in the U.K. Catastrophe costs include losses and related reinstatement premiums, the details of which can be found in Note 8 of Notes to Condensed Consolidated Financial Statements (“Note 8”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

           (Loss) income before income taxes and net (loss) income decreased in the third quarter and first nine months of 2008 as compared to the same 2007 periods principally due to significant realized net capital losses, including significant other-than-temporary impairment write-downs, and decreases in underwriting profit (loss) in the 2008 periods. The decrease in net (loss) income in the third quarter of 2008 compared to the same prior year quarter was partially offset by income tax benefits on the loss before income taxes. The decrease in net income in the first nine months of 2008 compared to the same 2007 period was partially offset by a much lower effective tax rate in the 2008 period. The decrease in underwriting profit (loss) is due to a significant increase in net catastrophe costs partially offset by a decrease in estimated net loss reserve development in the 2008 periods. Increased net catastrophe costs and estimated net loss reserve development, in the aggregate, decreased underwriting profit (loss) by $139.3 million in the third quarter of 2008 as compared to the third quarter of 2007 and decreased underwriting profit (loss) by $56.8 million in the first nine months of 2008 as compared to the first nine months of 2007.

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

          Given the amount of capital attracted to the reinsurance industry by year-end 2006, catastrophe exposed domestic accounts renewing on January 1, 2007 saw a slowing of upward rate movements on programs. Starting in the second half of 2007, property catastrophe rates began to decline as did the pricing for primary property risks in general. Nevertheless, TRH believes rates for U.S. catastrophe exposed business remained at an attractive level through the first nine months of 2008. Internationally, 2007 storm and flood activity did not lead to widespread rate improvements, but did curtail rate reductions. Through the first nine months of 2008, catastrophe rates in the U.K. exhibited minor downward trends and in continental Europe slightly larger reductions. In other peak exposure regions, rates exhibited modest downward trends, with greater decreases in minor territories as reinsurers sought greater diversification.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

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

          Significant third quarter catastrophe losses, the current illiquidity of the credit markets and the significant decline of equity markets have caused a meaningful drop in the collective surplus of the property and casualty insurance and reinsurance industries. This decline may impair the capacity of some insurance companies to take on additional risk or, perhaps, even maintain their current risk tolerance levels. The amount of surplus that has recently left insurance companies’ balance sheets is expected to far exceed any previous individual catastrophe loss absorbed by the industry. With capital currently extremely difficult to raise in both the debt and equity markets, the demand for reinsurance to address capital declines is expected to increase. Furthermore, with many reinsurers also experiencing capital declines, the supply of reinsurance capacity as a whole is expected to decline as well. This reduction in insurance company surplus, coupled with a decline in reinsurance capacity, could potentially lead to a more favorable pricing environment.

          In April 2008, the Brazilian reinsurance market was opened to the private sector. As an Admitted Reinsurer in Brazil, TRC expects to see new opportunities arise in Brazil in future periods.

          The existence of favorable market conditions in certain regions and lines of business does not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there can be no assurance that these favorable conditions will remain in effect in the future.

          Additionally, as a practical matter, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms associated with reinsurance agreements, particularly for pro rata reinsurance business.

          Starting in mid-2007 and continuing through 2008, the U.S. residential mortgage market and the global credit market have been experiencing serious disruptions. TRH’s operating results and financial condition have been adversely affected and may continue to be adversely affected by this disruption (see Disruption in Global Credit Markets).

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
MD&A - CONTINUED
SEPTEMBER 30, 2008

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
MD&A - CONTINUED
SEPTEMBER 30, 2008

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

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

          (b) Fair Value Measurements of Certain Financial Assets

          TRH measures at fair value on a recurring basis financial instruments included principally in its available for sale securities portfolios, securities lending invested collateral (which includes asset-backed and non-asset-backed fixed maturities) and certain short term investments and cash equivalents. The fair value of a financial instrument is the amount that would be received to sell an asset in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

          The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An active market is one in which transactions for the asset being valued occurs with sufficient frequency and volume to provide pricing information on an ongoing basis. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly for the asset being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.

          TRH management is responsible for the determination of the value of the financial assets carried at fair value and the supporting methodologies and assumptions. With respect to securities, TRH employs independent third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When TRH’s valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market observable information, as applicable. The valuation models take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other issue or issuer specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

          TRH employs specific control processes to determine the reasonableness of the fair values of TRH’s financial assets. TRH’s processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. TRH assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, TRH may validate the reasonableness of fair values by comparing information obtained from TRH’s valuation service providers to other third party valuation sources for selected securities. TRH also validates prices for selected securities obtained from brokers through reviews by those who have relevant expertise and who are independent of those charged with executing investing transactions.

          The fair value of substantially all of TRH’s fixed maturity and equity securities is based on external sources, of which approximately $171 million is primarily based on broker quotes.

          Subsidiaries of AIG manage the investments and perform investment recordkeeping and the above valuation services for TRH. In its Form 10-K for the year ended December 31, 2007 and subsequent Forms 10-Q filed to date, AIG disclosed a material weakness in its internal control over financial reporting relating to the fair value valuation of the super senior credit default swap portfolio of AIG Financial Products and AIG Trading Group Inc., including their respective subsidiaries (collectively, “AIGFP”). TRH’s portfolio does not contain any of these instruments; thus, TRH has determined that the control weakness identified by AIG did not affect TRH’s investments.

(i) Fixed Maturities (Including Fixed Maturities within Securities Lending Invested Collateral) and Equity Securities Available for Sale

          TRH maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, TRH obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity and marketable equity securities in its available for sale portfolios. Market price data generally is obtained from exchange or dealer markets.

          TRH estimates the fair value of fixed maturity securities not traded in active markets by referring to traded securities with similar attributes, using dealer quotations and matrix pricing methodologies, discounted cash flow analyses or internal valuation models. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity securities that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          Fair values for fixed maturity securities based on observable market prices for identical or similar instruments implicitly include the incorporation of counterparty credit risk. Fair values for fixed maturity securities based on internal models incorporate counterparty credit risk by using discount rates that take into consideration cash issuance spreads for similar instruments or other observable information.

(ii) Certain Short-Term Investments and Cash Equivalents

          Short-term investments and cash equivalents are carried at cost or amortized cost, which approximates fair value, and principally include money market instruments and commercial paper. These instruments are typically not traded in active markets; however, their fair values are based on market observable inputs.

(iii) Level 3 Assets

          Under Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), assets recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the market place used to measure the fair value. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information about fair value measurements.

          At September 30, 2008, TRH classified $95.5 million of assets measured at fair value on a recurring basis as Level 3. This represented 1.0% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

▪

Residential Mortgage-Backed Securities (“RMBS”): These assets initially are valued at the transaction price. Subsequently, they may be valued by comparison to transactions in instruments with similar collateral and risk profiles, remittances received and updated cumulative loss data on underlying obligations, discounted cash flow techniques and/or option adjusted spread analyses.

▪

Other Asset-Backed Securities—non-mortgage: These assets initially are valued at the transaction price. Subsequently, they may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable securities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          (c) Other-Than-Temporary Impairments

          TRH evaluates its investments for other-than-temporary impairments in valuation as well as credit. TRH evaluates its investments for impairments such that a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

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

          In periods subsequent to the recognition of an other-than-temporary impairment write-down for fixed maturity securities, which are not credit or foreign exchange related, TRH generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security.

          (d) Premium Revenues

          Management must make certain judgments in the determination of premiums written and earned by TRH. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. For excess-of-loss treaty contracts, premiums are generally recorded as written based on contract terms and are earned ratably over the terms of the related coverages provided. In recent years, treaty contracts have generated approximately 97% of TRH’s premium revenues. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

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

Operational Review

          Results of Operations

          TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital (losses) gains and total revenues of TRH for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2008	2007	Change	2008	2007	Change

	(dollars in millions)

Net premiums written	$1,094.2	$984.6	11.1%	$3,118.3	$2,951.9	5.6%
Net premiums earned	1,026.9	959.8	7.0	3,066.8	2,873.0	6.7
Net investment income	110.4	112.2	(1.6)	348.1	347.7	0.1
Realized net capital (losses) gains	(157.6)	14.7	—	(232.5)	32.0	—
Total revenues	979.8	1,086.8	(9.8)	3,182.4	3,252.7	(2.2)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          Net premiums written in the third quarter of 2008 increased compared with the same prior year period due to increases in Domestic and International operations. The increase in International net premiums written occurred principally in the Miami and London branches. The increase in International net premiums written is due in part to changes in foreign currency exchange rates compared to the U.S. dollar. The increase in net premiums written in the first nine months of 2008 compared with the same prior year period occurred from increases in International and Domestic operations. International net premiums written increased significantly in the Miami, London and Paris branches and in TRZ. A significant portion of the increase in International net premiums written is due to changes in foreign currency exchange rates compared to the U.S. dollar. Overall premium growth in 2008 was mitigated by increased ceding company retentions in certain lines and price erosion in many classes and regions in recent periods. On a worldwide basis, casualty lines business represented 69.0% of net premiums written in the first nine months of 2008 versus 70.5% in the same 2007 period. The balance represented property lines. Treaty business represented 96.7% of net premiums written in the first nine months of 2008 versus 96.2% in the same year ago period. The balance represented facultative accounts.

          The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the third quarter and first nine months of 2008 compared to the same 2007 periods:

	Three Months Ended September 30,	Nine Months Ended September 30,

Increase in original currency	9.8%	2.6%
Foreign exchange effect	1.3	3.0

Increase as reported in U.S. dollars	11.1%	5.6%

          Domestic net premiums written increased in the third quarter of 2008 by $52.8 million, or 11.2%, from the third quarter of 2007 to $525.2 million. Significant increases in Domestic net premiums written were recorded in the property ($26.0 million), auto liability ($13.1 million) and A&H ($11.3 million) lines as well as relatively smaller increases spread across several lines and were offset in part by a significant decrease in the fidelity ($19.6 million) line. Domestic net premiums written for the first nine months of 2008 increased $46.1 million, or 3.1%, from the comparable 2007 period to $1,528.5 million. Significant increases in Domestic net premiums written were recorded in the A&H ($39.1 million) and property ($26.3 million) lines along with relatively smaller increases spread across several lines, partially offset by a significant decrease in the fidelity ($42.3 million) line.

          International net premiums written increased in the third quarter of 2008 by $56.8 million, or 11.1%, over the third quarter of 2007 to $569.0 million. Significant increases in net premiums written occurred in the Miami ($34.3 million) and London ($10.9 million) branches. International net premiums written increased significantly in the property ($54.9 million) line. International net premiums written increased in the first nine months of 2008 by $120.3 million, or 8.2%, over the first nine months of 2007 to $1,589.8 million. Significant increases in net premiums written occurred in the Miami ($40.7 million), London ($36.9 million) and Paris ($23.5 million) branches and in TRZ ($18.2 million). International net premiums written increased significantly in the property ($69.2 million), credit ($23.3 million) and A&H ($21.3 million) lines as well as relatively smaller increases spread across several lines and were offset in part by significant decreases in the other liability ($15.3 million) and ocean marine ($11.4 million) lines. The increases in international net premiums written in the third quarter and first nine months periods were affected by changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business. Changes in foreign currency exchange rates increased 2008 international net premiums written by $13.8 million and $87.5 million in the third quarter and first nine months, respectively, from the comparable prior year periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written, except for changes resulting from reinstatement premiums and changes in ceded premiums, including premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates (see Note 8 and Note 9). As further discussed in Note 9 and Note 13, TRH transacts a significant amount of business assumed and ceded with other subsidiaries of AIG. TRH either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions.

          As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

          The components of net investment income for the periods indicated are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in millions)

Fixed maturities	$105.8	$101.3	$318.9	$291.5
Equities	5.7	5.3	13.9	20.8
Other invested assets (including limited partnerships)	(4.5)	3.8	5.1	27.5
Other	5.9	4.3	17.9	14.8

Total investment income	112.9	114.7	355.8	354.6
Investment expenses	(2.5)	(2.5)	(7.7)	(6.9)

Net investment income	$110.4	$112.2	$348.1	$347.7

          Net investment income in the third quarter and first nine months of 2008 was level with the comparable prior year periods as increases in investment income from fixed maturities were offset by decreases in investment income from limited partnership investments and, for the nine month period only, equities. The increase in investment income from fixed maturities is due in part to investment returns from continued positive operating cash flows. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which investments are denominated (decreased) increased net investment income in the third quarter and first nine months of 2008 compared to the same 2007 periods by ($1.6) million and $3.6 million, respectively.

          The pre-tax effective yield on investments for the third quarter and first nine months of 2008 were 3.7% and 3.8%, respectively, and for the third quarter and first nine months of 2007 were 3.8% and 3.9%, respectively. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods.

          Realized net capital (losses) gains generally result from investment dispositions, which reflect TRH’s investment and tax planning strategies to maximize after-tax income, write-downs of securities that, in the opinion of management, had experienced a decline in fair value for which TRH could not reasonably assert that the recovery period would be temporary and foreign currency transaction gains (losses).

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          The components of realized net capital (losses) gains for the periods indicated are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in millions)

Sales of securities	($37.7)	$19.9	($20.2)	$46.8
Other-than-temporary impairment write-downs	(124.2)	(2.9)	(202.4)	(3.4)
Net foreign currency transaction gains (losses)	4.3	(2.3)	(9.9)	(11.4)

Total net realized capital (losses) gains	($157.6)	$14.7	($232.5)	$32.0

          The significant realized net capital losses from sales of securities and other-than-temporary impairment write-downs in the 2008 periods generally resulted from declines in market values due to the downturn in the U.S. economy, ongoing turmoil in the financial markets and issuer-specific credit events in recent periods. Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See discussion earlier under Critical Accounting Estimates for criteria used in the determination of such write-downs.)

          Other-than-temporary impairment write-downs by type of security and type of impairment recorded for the periods indicated are presented in the table below:

	Fixed Maturities	Equities	Security Lending Invested Collateral	Total

	(in millions)

Three months ended September 30, 2008:
Severity	($31.2)	($39.8)	($16.0)	($87.0)
Lack of intent to hold to recovery	(2.4)	(2.7)	(3.9)	(9.0)
Issuer-specific credit events	—	(14.1)	(14.1)	(28.2)

Total	($33.6)	($56.6)	($34.0)	($124.2)

Three months ended September 30, 2007:
Severity	$—	$—	$—	$—
Lack of intent to hold to recovery	—	(0.4)	—	(0.4)
Issuer-specific credit events	(2.5)	—	—	(2.5)

Total	($2.5)	($0.4)	$—	($2.9)

Nine months ended September 30, 2008:
Severity	($31.2)	($53.6)	($79.7)	($164.5)
Lack of intent to hold to recovery	(2.4)	(3.3)	(3.9)	(9.6)
Issuer-specific credit events	—	(14.2)	(14.1)	(28.3)

Total	($33.6)	($71.1)	($97.7)	($202.4)

Nine months ended September 30, 2007:
Severity	$—	$—	$—	$—
Lack of intent to hold to recovery	—	(0.4)	—	(0.4)
Issuer-specific credit events	(2.5)	(0.5)	—	(3.0)

Total	($2.5)	($0.9)	$—	($3.4)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

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

          The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Consolidated:
Loss ratio	82.6%	65.7%	71.9%	67.8%
Underwriting expense ratio	25.2	28.0	26.8	27.6
Combined ratio	107.8	93.7	98.7	95.4

Domestic:
Loss ratio	93.5%	69.7%	80.3%	74.4%
Underwriting expense ratio	25.6	27.5	26.3	25.9
Combined ratio	119.1	97.2	106.6	100.3

International:
Loss ratio	70.9%	61.6%	63.5%	61.2%
Underwriting expense ratio	24.8	28.5	27.3	29.5
Combined ratio	95.7	90.1	90.8	90.7

          The higher loss ratios for consolidated TRH in the third quarter and first nine months of 2008 compared to the same 2007 periods are due in large part to an increase in catastrophe costs, partially offset by lower estimated net adverse loss reserve development in the 2008 periods. In the aggregate, catastrophe costs and estimated net loss reserve development added 14.8% and 1.2% to the consolidated TRH combined ratio for the third quarter of 2008 and 2007, respectively, and added 5.0% and 3.4% to the consolidated TRH combined ratio for the first nine months of 2008 and 2007, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          The third quarter of 2008 includes pre-tax net catastrophe costs of $146.1 million, principally relating to Hurricane Ike. Net catastrophe costs in the aggregate added 14.3%, 21.7% and 6.2% to the third quarter of 2008 combined ratios for consolidated, domestic and international, respectively. The third quarter of 2007 includes pre-tax net catastrophe costs of $2.9 million. Net catastrophe costs in the aggregate added 0.3% to the third quarter of 2007 combined ratios for each of consolidated, domestic and international, respectively. The first nine months of 2008 includes pre-tax net catastrophe costs of $143.8 million, principally relating to Hurricane Ike. Net catastrophe costs in the aggregate added 4.7%, 7.7% and 1.7% to the first nine months of 2008 combined ratios for consolidated, domestic and international, respectively. The first nine months of 2007 includes pre-tax net catastrophe costs of $56.6 million, principally relating to European Windstorm Kyrill and floods in the U.K. Net catastrophe costs in the aggregate added 2.0%, 0.3% and 3.7% to the first nine months of 2007 combined ratios for consolidated, domestic and international, respectively. (See Note 8 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

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

          Net losses and LAE incurred for the third quarter and first nine months of 2008 includes estimated net adverse development relating to losses occurring in all prior years which approximated $1 million and $2 million, respectively. The net adverse loss reserve development for the first nine months of 2008 was comprised of approximately $139 million of adverse development relating to losses occurring in 2002 and prior, offset by favorable development of approximately $137 million relating primarily to losses occurring in 2005 through 2007. Adverse loss reserve development in 2002 and prior generally related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. Favorable loss reserve development in 2005 through 2007 generally related to the shorter tailed classes. (See Note 8 for amounts included in estimated adverse development that relate to catastrophe losses.)

          Net losses and LAE incurred for the third quarter and first nine months of 2007 includes estimated net adverse development relating to losses occurring in all prior years which approximated $11 million and $47 million, respectively. The net adverse loss reserve development for the first nine months of 2007 was comprised of approximately $225 million of adverse development relating to losses occurring in 2002 and prior, offset largely by favorable development of approximately $178 million relating primarily to losses occurring in 2004 through 2006. Significant estimated adverse loss reserve development was related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. Significant estimated favorable loss reserve development was related to the shorter tailed classes. Refer to the MD&A in the Company’s 2007 10-K for information regarding full year 2007 net adverse loss reserve development and the components thereof.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

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

          Based on information presently available, TRH believes its current loss reserves are adequate, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserve as of September 30, 2008 and thus, materially affect future net income, financial condition and cash flows.

          The underwriting expense ratio for consolidated TRH decreased in the third quarter of 2008 compared to the third quarter of 2007 due to a decrease of 3.2% in the commission expense component, partially offset by an increase of 0.4% in the other underwriting expense component. The decrease in the commission expense component is due in part to lower sliding scale commissions and a change in the mix of business. The underwriting expense ratio for consolidated TRH decreased in the first nine months of 2008 compared to the same 2007 period due to a decrease of 1.2% in the commission expense component, offset in part by an increase of 0.4% in the other underwriting expense component. The commission expense component decreased in the first nine month periods as a result of the decrease in the third quarter periods for reasons described above.

          On October 3, 2008, TRH adopted an employee retention plan (the “Retention Plan”). Expenses related to the Retention Plan will be incurred in the fourth quarter of 2008 and throughout 2009. See Note 15 of Notes to Condensed Consolidated Financial Statements and Part II, Item 5. Other Information for additional information on the Retention Plan.

          Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

          The third quarter of 2008 and 2007 each include interest expense incurred of $10.9 million and the first nine months of 2008 and 2007 each include interest expense of $32.6 million in connection with the Company’s 5.75% senior notes due in 2015 (the “Senior Notes”). The third quarter of 2008 and 2007 each did not have any interest payments relating to the Senior Notes and the first nine months of 2008 and 2007 each include interest paid of $21.6 million in connection with the Senior Notes.

          General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”) are the primary components of “other, net” expenses on the Consolidated Statement of Operations. PRMS, a wholly-owned subsidiary of the Company, is an insurance program manager specializing in professional liability insurance services.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          (Loss) income before income taxes totaled ($153.7) million and $174.7 million for the third quarter of 2008 and 2007, respectively, and totaled $98.4 million and $463.3 million for the first nine months of 2008 and 2007, respectively. (Loss) income before income taxes decreased in the third quarter and first nine months of 2008 as compared to the same 2007 periods principally due to significant realized net capital losses, including significant other-than-temporary impairment write-downs, and decreased underwriting profit in the 2008 periods. The decrease in underwriting profit reflects the impacts of higher net catastrophe costs, offset in part by lower estimated net adverse loss reserve development. Net catastrophe costs and estimated net adverse loss reserve development in the aggregate increased loss before income taxes by $139.3 million in the third quarter of 2008 as compared to the third quarter of 2007 and decreased income before income taxes by $56.8 million in the first nine months of 2008 as compared to the first nine months of 2007.

          Federal and foreign income tax (benefit) expense of ($46.2) million and $33.0 million were recorded in the third quarter of 2008 and 2007, respectively. Federal and foreign income tax expense of $0.6 million and $88.7 million were recorded in the first nine months of 2008 and 2007, respectively. The Company and its domestic subsidiaries (which include foreign operations) file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

          The effective tax rates, which represent income tax expense or tax benefit divided by income or loss before income taxes, were 30.0% and 18.9% in the third quarter of 2008 and 2007, respectively, and were 0.6% and 19.1% in the first nine months of 2008 and 2007, respectively. The significant difference in effective tax rates in the third quarter and first nine months of 2008 compared to their respective 2007 periods is due to significant tax benefits recorded related to catastrophe costs and realized net capital losses. The significant catastrophe costs and realized net capital losses cause tax exempt income to represent a greater absolute percentage of pretax (loss) income in the 2008 periods as compared to the same 2007 periods. (See Note 11 of Notes to Condensed Consolidated Financial Statements for a reconciliation between the statutory tax rate of 35% and effective rates used by TRH for each of the first nine months of 2008 and 2007.)

          Through the application of the effective tax rate method, TRH recognized tax benefits of $30.0 million and $2.9 million relating to catastrophe costs in the third quarter of 2008 and 2007, respectively, and recognized tax benefits of $29.4 million and $17.2 million in the first nine months of 2008 and 2007, respectively. TRH will recognize an additional $20.9 million of tax benefits in the fourth quarter of 2008 relating to net catastrophe costs in the first nine months of 2008. In the fourth quarter of 2007, TRH recognized an additional $2.6 million of tax benefits relating to net catastrophe costs in the first nine months of 2007. In addition, the first nine months of 2007 includes the recognition of a previously uncertain tax benefit of $5.3 million. As a result, income tax expense for the first nine months of 2007 was reduced by such amount.

          Net loss for the third quarter of 2008 was ($107.5) million, or ($1.62) per common share (diluted), compared to net income of $141.7 million, or $2.12 per common share (diluted), in the 2007 third quarter. Net income for the first nine months of 2008 was $97.9 million, or $1.47 per common share (diluted), compared to $374.6 million, or $5.62 per common share (diluted), in the comparable 2007 period. Reasons for the changes between periods are as discussed earlier.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          Segment Results

          (a) Domestic:

          Revenues for the third quarter and first nine months of 2008 decreased compared to the same prior year periods due primarily to significant realized net capital losses, including other-than-temporary impairment write-downs, offset in part by an increase in net premiums earned. As discussed earlier in Results of Operations, net premiums written increased in the third quarter and first nine months of 2008 compared to their respective comparable 2007 period.

          (Loss) income before income taxes decreased in the third quarter and first nine months of 2008 compared to the same 2007 periods primarily due to significant realized net capital losses, including other-than-temporary impairment write-downs, and increased net catastrophe costs. The significant realized net capital losses in the 2008 periods resulted in large part from the downturn in the U.S. economy, ongoing turmoil in financial markets and issuer-specific credit events.

          The third quarter of 2008 and 2007 include net catastrophe costs of $115.2 million and $1.4 million, respectively. The first nine months of 2008 and 2007 include net catastrophe costs of $117.6 million and $4.2 million, respectively. Net catastrophe costs in the 2008 periods principally related to Hurricane Ike. Net catastrophe costs in the 2007 periods related to catastrophe events occurring in 2005.

          (b) International – Europe (London and Paris branches and TRZ):

          Revenues for the third quarter of 2008 were level with the same 2007 quarter as small increases in realized net capital losses were offset by small increases in net investment income. Revenues decreased slightly in the London branch offset by small increases in the Paris branch and TRZ. International – Europe net premiums written increased most significantly in the London branch and related largely to the property line. Revenues for the first nine months of 2008 increased compared to the same 2007 period due largely to an increase in net premiums written, net of the change in unearned premiums, and, to a lesser extent, increased net investment income. Revenues increased in both the London and Paris branches and TRZ, with the London branch representing the largest increase. The increase in International – Europe net premiums written relates largely to the property, A&H and credit lines, partially offset by a significant decrease in the ocean marine line. The overall increases in net premiums written in the third quarter and first nine month periods were largely due to increases of $8.8 million and $64.9 million resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2008 period as compared to the same prior year period.

          Income before income taxes in the third quarter of 2008 decreased compared to the comparable 2007 period due primarily to a decrease in underwriting profit (loss). The decrease in underwriting profit (loss) in the third quarter of 2008 was due in part to catastrophe costs related to Hurricanes Ike and Gustav. Income before income taxes for the first nine months of 2008 decreased compared to the same 2007 period due primarily to a decrease in underwriting profit, partially offset by an increase in net investment income. The decrease in underwriting profit in the first nine months of 2008 reflects a higher loss ratio partially offset by a lower underwriting expense ratio.

          The third quarter and first nine months of 2008 include net catastrophe costs of $30.6 million and $26.0 million, respectively, principally relating to Hurricanes Ike and Gustav. The third quarter and first nine months of 2007 include net catastrophe costs of $2.2 million and $52.5 million, respectively. Net catastrophe costs for the first nine months of 2007 principally relating to Windstorm Kyrill in Europe and floods in the U.K.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          (c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

          Revenues for the third quarter of 2008 increased compared to the third quarter of 2007 due largely to an increase in net premiums written, net of the change in unearned premiums, and an increase in realized net capital gains (losses). The increase in revenues was principally reported by the Miami branch. Net premiums written in the third quarter of 2008 increased over the third quarter of 2007 due to a significant increase in the property lines, with the Miami branch accounting for most of the increase. Revenues for the first nine months of 2008 increased compared to the same 2007 period due principally to an increase in net premiums written, net of the change in unearned premiums. Net premiums written in the first nine months of 2008 increased over the comparable 2007 period due to a significant increase in the property line, partially offset by a significant decrease in the other liability line. Changes in foreign currency exchange rates, between the U.S. dollar and the currencies in which premiums were written, increased U.S. dollar basis net premiums written by $4.9 million and $22.6 million in the third quarter and first nine month periods, respectively.

          Income before income taxes in the third quarter of 2008 increased compared to the same 2007 period primarily due to an increase in underwriting profit and an increase in realized net capital gains (losses). The increase in underwriting profit largely reflects decreased loss activity in the 2008 period for the Miami branch. Income before income taxes in the first nine months of 2008 increased compared to the first nine months of 2007 primarily due to an increase in underwriting profit. The increase in underwriting profit largely reflects decreased loss activity in the 2008 period in the Miami branch.

          Net catastrophe costs in the third quarter and first nine months of 2008 and 2007 were insignificant.

Financial Condition and Liquidity

          As a holding company, the Company’s assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. TRH considers TRC’s ability to pay dividends to the Company to be adequate for the Company’s liquidity needs through the end of 2008 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In the third quarter of 2008 and 2007, the Company received cash dividends from TRC of $12.0 million and $11.0 million, respectively. For the first nine months of 2008 and 2007, the Company received cash dividends from TRC of $52.0 million and $50.0 million. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses.

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

          While the expected payout pattern of liabilities is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH has not historically maintained a credit facility. TRH’s primary investment goal is to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of significant acceleration of paid losses or a return of a substantial portion of loaned securities in a short period beyond TRH’s ability to fund such cash needs.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          At September 30, 2008, total investments were $11.23 billion compared to $12.50 billion at December 31, 2007. The decrease was caused in large part by net unrealized depreciation of investments which decreased investments by $571.7 million (see discussion of the change in unrealized depreciation of investments, net of tax, below), $202.4 million of other-than-temporary impairment write-downs and $841.3 million for the net repayment of securities lending payable, which reflected TRH’s intent to reduce the size of the securities lending program in an orderly manner, offset in part by $513.6 million of net purchases of investments other than securities lending invested collateral. In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated decreased total investments by approximately $270 million.

          The following table summarizes the investments of TRH (on the basis of carrying value) as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,219,675	10.8%	$1,249,935	10.0%

Available for sale (at fair value):
Corporate	2,012,249	17.9	2,060,757	16.5
U.S. Government and government agencies	167,027	1.5	330,838	2.7
Foreign government	237,288	2.1	330,012	2.6
States, municipalities and political subdivisions	5,298,472	47.2	5,335,119	42.7
Asset-backed securities	213,619	1.9	42,526	0.3

	7,928,655	70.6	8,099,252	64.8

Total fixed maturities	9,148,330	81.4	9,349,187	74.8

Equities:
Available for sale:
Common stocks	507,073	4.5	587,373	4.7
Nonredeemable preferred stocks	113,134	1.0	197,870	1.6

	620,207	5.5	785,243	6.3
Trading: common stocks	—	—	35,357	0.3

Total equities	620,207	5.5	820,600	6.6

Other invested assets	268,016	2.4	250,921	2.0
Securities lending invested collateral	959,756	8.6	2,012,031	16.1
Short-term investments	237,232	2.1	67,801	0.5

Total investments	$11,233,541	100.0%	$12,500,540	100.0%

          Based on the composition of its investments and its $338.2 million of cash and cash equivalents as of September 30, 2008, TRH considers its liquidity to be adequate through the end of 2008 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. (See Part II, Item 1A. Risk Factors for the potential impact on liquidity arising from TRH’s participation in a securities lending program.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities, approximately 42.7% of which will mature in less than 10 years. The average duration of these fixed maturities was 6.2 years as of September 30, 2008. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. In the third quarter of 2008, TRH repaid certain securities lending payables using cash from sources other than the sale of securities lending invested collateral. In that regard, fixed maturities with a fair value of $234.0 million as of September 30, 2008 were transferred from the securities lending invested collateral portfolio to the fixed maturities available for sale portfolio. Such transferred securities included commercial mortgage-backed securities (“CMBS”), RMBS, HELOC and other asset-backed securities. This transfer reflects management’s judgment that the ultimate value of these securities is greater than the value currently achievable on sale, given current market conditions. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity.

          The following table summarizes the ratings of fixed maturities held to maturity and available for sale based on balance sheet carrying value as of September 30, 2008:

	AAA	AA	A	BBB	Other (b)	Total

	(dollars in millions)
Held to maturity:
Non-asset-backed (a)	$596	$561	$63	$—	$—	$1,220

Available for sale:
Asset-backed:
CMBS	67	—	10	—	10	87
Residential:
Mortgage-backed:
Alt-A	62	—	—	—	12	74
Prime non-agency	31	—	—	—	—	31
HELOC	—	—	—	—	9	9
Other asset-backed	—	12	—	—	—	12
Non-asset-backed (a)	2,869	4,059	736	26	25	7,715

Total available for sale	3,029	4,071	746	26	56	7,928

Total fixed maturities	$3,625	$4,632	$809	$26	$56	$9,148

Percent of total fixed maturities as of September 30, 2008 (c)	39.6%	50.6%	8.9%	0.3%	0.6%	100.0%

Percent of total fixed maturities as of December 31, 2007 (c)	65.7%	29.2%	4.5%	0.4%	0.2%	100.0%

(a)	Non-asset-backed fixed maturities in the aggregate include insured municipal bonds with ratings as follows:

	AAA	AA	A	BBB	Below BBB or Not Rated	Total

Insured rating	$1,125	$1,597	$314	$—	$4	$3,040
Underlying rating	224	2,065	718	22	11	3,040

(b)	As of September 30, 2008, consists of BB rated securities, except for $6 million of non-asset-backed securities which are not rated.

(c)

While the ratings reflect the benefit of credit enhancement from bond insurance and show a signficant trending from the AAA category to the AA category from December 31, 2007 to September 30, 2008, largely related to insured municipal bonds, the underlying ratings of such securities have not changed significantly since December 31, 2007.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          At September 30, 2008, the amortized cost of asset-backed securities included in fixed maturities available for sale by year of vintage and credit rating are as follows:

	Year of Vintage

	2007	2006	2005	2004	Prior	Total

	(in millions)
CMBS:
AAA	$—	$52	$—	$20	$2	$74
A	—	—	—	—	10	10
BB	—	—	—	—	9	9

Residential:
Alt-A:
AAA	8	27	43	—	—	78
BB	16	—	—	—	—	16

Prime non-agency:
AAA	11	30	—	—	—	41

HELOC:
BB	—	—	10	—	—	10

Other asset-backed:
AA	—	14	—	—	—	14

Total asset-backed	$35	$123	$53	$20	$21	$252

          TRH engages in a securities lending program managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities available for sale) from its portfolio are loaned to third parties. In these transactions, initial collateral, principally cash, is received by TRH. Prior to the third quarter of 2008, the initial collateral received by TRH for the securities loaned to third parties generally exceeded the fair value of such loaned securities. As a result of market conditions, during the third quarter of 2008, TRH has agreed to reduce the initial collateral received for the securities loaned to third parties. As of September 30, 2008, the initial collateral received in the aggregate approximated 91% of the fair value of the loaned securities. Prospectively, TRH’s counterparties continue to negotiate for lower initial collateral requirements. The collateral is maintained in segregated accounts for TRH by the program manager and is invested primarily in floating rate bonds (i.e., fixed maturities), including asset-backed securities, and cash equivalents. Securities lending invested collateral is shown on the balance sheet at fair value. A liability is recorded in an amount equal to the collateral received to recognize TRH’s obligation to return such funds when the related loaned securities are returned. See discussion above of the transfer of certain fixed maturity securities in the third quarter of 2008 from the securities lending invested collateral portfolio to the fixed maturities available for sale portfolio. The fair values of securities that are on loan are reflected parenthetically as pledged on the balance sheet. $1.18 billion of fixed maturities available for sale were pledged as of September 30, 2008. As of September 30, 2008, securities lending invested collateral consisted of $893.3 million of fixed maturities available for sale and $66.5 million of cash equivalents. As of September 30, 2008, the average duration of fixed maturities available for sale included in securities lending invested collateral was 0.1 years.

          At September 30, 2008, TRH’s securities lending payables totaled $1.10 billion, $21.3 million of which were one-day tenor, the vast majority of the remaining balance have loan maturities in October 2008. Maturing loans are frequently renewed and rolled over to extended dates. The one-day tenor loans do not have a contractual end date but are terminable by either party on demand. In addition to the invested collateral, all of the assets of TRH are generally available to satisfy the liability for collateral received.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          The following table summarizes the ratings of the underlying securities included in the Consolidated Balance Sheet as securities lending invested collateral as of September 30, 2008 (based on balance sheet carrying value):

	AAA	AA	A	BBB	Below BBB or Not Rated	Total

	(in millions)
Fixed maturities available for sale:
Foreign asset-backed:
CMBS	$78.8	$5.9	$—	$—	$—	$84.7
RMBS	241.4	13.6	—	—	—	255.0
Other asset-backed	22.2	5.2	—	—	—	27.4

Total foreign asset-backed	342.4	24.7	—	—	—	367.1
Foreign non-asset-backed	37.8	278.4	207.1	1.0	1.9	526.2

Total fixed maturities available for sale	$380.2	$303.1	$207.1	$1.0	$1.9	893.3

Cash equivalents						66.5

Total securities lending invested collateral						$959.8

Total securities lending invested collateral invested in fixed maturities available for sale by rating as of September 30, 2008	42.6%	33.9%	23.2%	0.1%	0.2%	100.0%

Total securities lending invested collateral invested in fixed maturities available for sale by rating as of December 31, 2007	50.7%	39.9%	8.8%	0.3%	0.3%	100.0%

          At September 30, 2008, the amortized cost of foreign CMBS and foreign RMBS included in securities lending invested collateral by year of vintage and credit rating are as follows:

	Year of Vintage

	2007	2006	2005	2004	Prior	Total

	(in millions)

Foreign CMBS:
AAA	$20.5	$42.2	$17.9	$5.4	$—	$86.0
AA	—	6.2	—	—	—	6.2

Foreign RMBS:
AAA	170.6	35.1	13.2	51.9	4.3	275.1
AA	9.7	5.3	1.8	—	—	16.8

Total	$200.8	$88.8	$32.9	$57.3	$4.3	$384.1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          Gross unrealized gains and losses and net unrealized (losses) gains on all fixed maturities, equities and securities lending invested collateral at September 30, 2008 and December 31, 2007 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized (Losses) Gains

	(in millions)
As of September 30, 2008:
Fixed maturities (including held to maturity and carried at amortized cost)	$50.2	$(515.6)	$(465.4)
Equities available for sale	3.0	(69.5)	(66.5)
Securities lending invested collateral	—	(66.1)	(66.1)

As of December 31, 2007:
Fixed maturities (including held to maturity and carried at amortized cost)	$171.9	$(77.3)	$94.6
Equities available for sale	31.0	(42.5)	(11.5)
Securities lending invested collateral	3.9	(45.1)	(41.2)

          In general, the downturn in the U.S. economy and turmoil in the financial markets continued to adversely impact the fair values of equities, fixed maturities and securities lending invested collateral, thus increasing net unrealized losses at September 30, 2008. (See Note 4 of Notes to Condensed Consolidated Financial Statements (“Note 4”) for additional details about gross unrealized gains and losses on fixed maturities, equities and securities lending invested collateral.)

          Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established and the impact of changes in foreign currency exchange rates.

          At September 30, 2008, gross loss reserves totaled $8.37 billion, an increase of $445.2 million, or 5.6%, over December 31, 2007. The increase in gross loss reserves includes the impact of changes in foreign currency exchange rates since the end of 2007 and gross loss reserve development.

          The components of gross loss reserves as of September 30, 2008 consisted of $3.77 billion of reported amounts (“case reserves”) and $4.60 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

          At September 30, 2008, reinsurance recoverable on gross loss reserves totaled $822.0 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), a decrease of $192.6 million, or 19.0%, from the prior year-end. The decrease in reinsurance recoverable on gross loss reserves from year-end 2007 is due largely to a decrease in reinsurance recoverable on losses relating to business which, by prearrangement with TRH, was assumed from an affiliate and then ceded in equal amounts to other affiliates.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          Net loss reserves totaled $7.54 billion at September 30, 2008, an increase of $637.8 million, or 9.2%, from the prior year-end. The increase in net loss reserves includes the impacts of net changes in foreign currency exchange rates since the end of 2007 of $69 million and net loss reserve development of $2 million. The third quarter and first nine months of 2008 include paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of $13 million and $53 million, respectively, relating to events occurring in 2007 and 2005. There were no paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses occurring in 2008 in the third quarter or first nine months of 2008. The third quarter and first nine months of 2007 include paid losses and LAE, net of reinsurance recovered, relating to catastrophe losses of approximately $54 million and $56 million, respectively, relating to events occurring in 2007 and 2005.

          An analysis of the change in net loss reserves for the first nine months of 2008, with comparable 2007 data, follows:

	Nine Months Ended September 30,

	2008	2007

	(in millions)
At beginning of year:
Gross loss reserves	$7,926.3	$7,467.9
Less reinsurance recoverable	(1,026.6)	(1,260.7)

Net loss reserves	6,899.7	6,207.2

Net losses and LAE incurred (including estimated net adverse development on losses occurring in prior years of: 2008 - $2 million; 2007 - $47 million)	2,204.3	1,947.6
Net losses and LAE paid	1,497.9	1,540.9
Foreign exchange effect	(68.6)	54.8

At end of period:
Net loss reserves	7,537.5	6,668.7
Plus reinsurance recoverable	834.0	1,010.6

Gross loss reserves	$8,371.5	$7,679.3

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

          Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at September 30, 2008 are adequate.

          See Critical Accounting Estimates for a discussion of the significant assumptions and factors considered in the reserve setting process.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

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

          For the first nine months of 2008, TRH’s operating cash flows were $901.7 million, an increase of $189.1 million from the same 2007 period. The increase results, in part, from increased cash flows from underwriting activities and investment income received and decreased income taxes paid.

          As significant losses from catastrophes occurring in 2005, 2007 and 2008 remain unpaid, TRH expects that payments relating to these events will negatively impact on operating cash flows in the remaining quarter of 2008 and thereafter.

          If paid losses accelerated significantly beyond TRH’s ability to fund such paid losses from current operating cash flows or if TRH is required to pay a substantial portion of its securities lending payable on short notice, TRH would be compelled to liquidate a portion of its investment portfolio and/or arrange for financing. Such events that may cause such a liquidity strain could be the result of several catastrophic events occurring in a relatively short period of time or if a substantial portion of TRH’s loaned securities are returned over a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such cash needs were sold in a depressed marketplace and/or reinsurance recoverable on paid losses became uncollectible.

          Of total consolidated operating cash flows, $271.5 million and $307.1 million were derived from international operations in the first nine months of 2008 and 2007, respectively. In each of these periods, the London branch was the most significant source of international operating cash flows.

          TRH believes that its balance of cash and cash equivalents of $338.2 million as of September 30, 2008 and its future cash flows will be sufficient to meet TRH’s cash requirements through the end of 2008 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

          TRH’s operations are exposed to market risk. Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. (See Part I – Item 3 for further discussion.)

          TRH’s stockholders’ equity totaled $3.02 billion at September 30, 2008, a decrease of $324.7 million from year-end 2007. The net decrease consisted primarily of an increase in accumulated other comprehensive loss of $404.0 million and cash dividends declared of $35.8 million, partially offset by net income of $97.9 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          The abovementioned increase in accumulated other comprehensive loss consisted of net unrealized depreciation of investments, net of income taxes, of $371.6 million and by net unrealized foreign currency translation loss from functional currencies, net of income taxes, of $32.4 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of increases of $317.3 million in net unrealized depreciation of fixed maturities available for sale, principally states, municipalities and political subdivisions bonds and corporate bonds, $35.7 million in net unrealized depreciation of equities available for sale and $16.1 million in net unrealized depreciation on securities lending invested collateral, for reasons discussed earlier. (See Note 4 for details of gross unrealized gains and losses by security type.)

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

          Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss (“PML”). TRH defines PML as its anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event affecting a broad contiguous area. These modeled losses are estimated as of July 1, 2008 based upon contracts in force.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

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

	1.0%			0.4%

	Gross Losses	Pre-tax Net Catasrophe Costs	After-tax Net Catastrophe Costs	Gross Losses	Pre-tax Net Catasrophe Costs	After-tax Net Catastrophe Costs

	(in millions)
Europe, Wind	$867	$716	$465	$1,026	$858	$558
Japan, Earthquake	513	433	281	650	556	361
California, Earthquake	512	422	274	912	795	517
Florida, Wind	482	402	261	783	669	435
Northeast U.S., Wind	390	302	196	901	750	488

          Such modeled after-tax net catastrophe costs arising out of events with a 1.0% or 0.4% probability of exceeding the amounts shown in the table above from European Wind, the costliest of the modeled events, would represent 15.4% and 18.4%, respectively, of TRH’s stockholders’ equity at September 30, 2008. If multiple severe catastrophic events occur in any one year, the potential economic cost to the company could be materially higher than any one of the amounts shown above.

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

          See Note 8 for catastrophe costs incurred in the third quarter and first nine months of 2008 and 2007.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

Other Matters

          Disruption in Global Credit Markets

          In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and sub-prime borrowers; evolving changes in the regulatory environment; a residential housing market characterized by a slowing pace of transactions and declining prices; increased cost and reduced availability of borrowings for mortgage participants; a rising unemployment rate; increased delinquencies in non-mortgage consumer credit; and illiquid credit markets. In addition, the financial strength of certain bond insurers has been compromised to varying degrees by losses these entities are presently experiencing due in part to the coverage they provide for domestic RMBS. These conditions continued and worsened throughout the balance of 2007 and to date in 2008, expanding into the broader global credit markets and resulting in greater volatility, a steep decline in equity markets, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses in certain markets and the collapse of several prominent financial institutions.

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

          To a limited extent, TRH also wrote financial guaranty business. The underlying exposures for the vast majority of such business related to municipal bonds and state agencies. TRH still has exposure to such business, the loss reserves of which are not material.

          The operating results and financial condition of TRH have been and may continue to be adversely affected by the factors referred to above. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level and the mortgage credit market stabilizes. The duration and severity of the downward cycle could extend further in the event of an economic recession. TRH expects that this downward cycle may have an adverse effect on TRH’s operating results in the future. TRH also incurred realized and unrealized market valuation losses in the first nine months of 2008 on its available for sale securities, including asset-backed fixed maturities. The impact on TRH’s operations with exposure to the residential mortgage market will be somewhat dependent on future market conditions.

          The ongoing effect of the decline in global economic conditions on TRH’s operating results, investment portfolio and overall consolidated financial condition could be further adversely affected if the global economic conditions continue to deteriorate, although TRH attempts to mitigate these, as well as other financial and operational risks, by disciplined underwriting of a diversified book of business, generally conservative investment strategies and risk management. While TRH cannot predict with any certainty the ultimate impact the recent economic deterioration will have on TRH, these events may have a material adverse effect on TRH’s results of operations, financial condition, cash flows and stock price.

          Change of Control of AIG

          In September 2008, AIG, the beneficial owner of approximately 59% of the outstanding common stock of the Company, experienced a severe strain on its liquidity that resulted in AIG entering into an $85 billion revolving credit facility and a guarantee and pledge agreement with the New York Fed. AIG has pledged the 39.1 million shares of the Company’s common stock that it beneficially owns to secure the credit facility. None of TRH’s assets were pledged to secure AIG’s obligations under the credit facility. Under the credit facility agreement, AIG has agreed to issue the AIG Preferred Stock to a trust that will hold the AIG Preferred Stock for the benefit of the United States Treasury. Among other things, the AIG Preferred Stock will vote with AIG’s common stock on all matters submitted to AIG stockholders, and will hold approximately, but not in excess of, 79.9% of the aggregate voting power of the AIG common stock, treating the AIG Preferred Stock as if converted. The AIG Preferred Stock will remain outstanding even if the credit facility is repaid in full or otherwise terminates.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MD&A - CONTINUED
SEPTEMBER 30, 2008

          TRH is subject to various regulatory requirements and is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (“Arrangements”) that contain provisions giving regulators and counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries, as applicable. Whether the issuance of the AIG Preferred Stock will constitute a change in control of TRH or any of its subsidiaries under any of such Arrangements is dependent upon the specific provisions thereof. Based upon the facts and circumstances known to TRH as of the date hereof, TRH does not believe that the exercise of rights, if any, accruing to regulators and counterparties as a result of the issuance of the AIG Preferred Stock will have a material impact on TRH.

Recent Accounting Standards

          For further discussion of the following recent accounting standards and their application to TRH see Note 2 of Notes to Condensed Consolidated Financial Statements.

          (a) Adoption of SFAS No. 157, “Fair Value Measurements”.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. TRH adopted SFAS 157 on January 1, 2008. On October 10, 2008 the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). For TRH, FSP FAS 157-3 was effective for the quarter ended September 30, 2008.

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

          The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the nine months ended September 30, 2008 and for the year ended December 31, 2007. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2008				2007

	As of September 30,	Nine Months Ended, September 30,			As of December 31,	Year Ended, December 31,

		Average	High	Low		Average	High	Low

	(in millions)
Diversified	$190	$187	$200	$175	$185	$180	$190	$163
Interest rate	194	179	194	155	172	166	177	153
Equity	69	66	73	58	58	53	58	49
Currency	28	32	33	28	32	21	32	18

Part I – Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

          Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II – Item 1A. Risk Factors

          Included below are risks which could materially affect Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries “TRH”) business, results of operations, cash flows or financial condition that have changed since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(a) A downgrade in the ratings assigned to TRH’s operating subsidiaries could adversely affect TRH’s ability to write new business and may adversely impact TRH’s existing agreements.

          A.M. Best Company (“Best”), Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) are generally considered to be significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Financial strength and credit ratings by these rating agencies are important factors in establishing competitive position for insurance and reinsurance companies. Financial strength ratings measure a company’s ability to meet its obligations to contract holders. Credit ratings measure a company’s ability to repay its obligations and directly affect the cost and availability of unsecured financing. Ratings are subject to periodic review at the discretion of each respective rating agency and may be revised downward or revoked at their sole discretion. Rating agencies also may increase their scrutiny of rated companies, revise their rating standards or take other action. In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer or an affiliated company. Therefore, a downgrade of a rating of the Company or its operating subsidiaries may dissuade a ceding company from reinsuring with the Company’s operating subsidiaries in the future and may influence a ceding company to reinsure with a competitor of TRH that has a higher financial strength rating. A downgrade of the debt ratings of the Company may increase future borrowing costs, if any.

          On September 15, 2008, due to the deterioration of the financial strength and flexibility of American International Group, Inc. (“AIG”), Best downgraded the ratings of AIG and most of its subsidiaries. Accordingly, Best downgraded the financial strength ratings to “A (Excellent)” from “A+ (Superior)” and the issuer credit ratings to “a” from “aa-” of the Company’s major operating subsidiaries, Transatlantic Reinsurance Company (“TRC”), Putnam Reinsurance Company (“Putnam”) and Trans Re Zurich (“TRZ”). Best also downgraded the issuer credit rating of the Company to “bbb” from “a-” and downgraded the Company’s 5.75% senior notes due December 14, 2015 (the “Senior Notes”) to “bbb” from “a-”. These financial strength ratings (“A (Excellent)”) represent the third highest rating level. The issuer credit ratings of the Company’s major operating subsidiaries (“a”) represent the sixth highest rating level and the issuer credit rating of the Company (“bbb”) represents the ninth highest rating level. All of these ratings are under review with negative implications.

          S&P maintains counterparty credit and insurer financial strength ratings on each of TRC, Putnam and TRZ of “AA-” (Very Strong). This rating is the fourth highest rating level. The Company’s counterparty credit rating and senior unsecured debt ratings are currently “A-”. The Company’s Senior Notes are presently rated “A-”. The Company’s and the Senior Notes’ ratings are the seventh highest level. On September 29, 2008, S&P placed all of these ratings on CreditWatch with negative implications. The CreditWatch placement reflected uncertainty surrounding TRH’s future ownership structure given AIG’s liquidity constraints and the potential implications of a change in AIG’s beneficial ownership stake on TRH’s management and corporate strategy.

          Moody’s maintains an insurance financial strength rating of “Aa3” (Excellent) on TRC. This rating is the fourth highest rating level. On September 15, 2008, while affirming TRC’s financial strength rating of “Aa3”, Moody’s lowered the senior unsecured debt rating of the Company to “A3” from “A2”, noting that the debt rating previously incorporated one notch of rating uplift from AIG’s ownership stake and that Moody’s increasingly assesses TRH on a stand-alone basis. The Company’s senior unsecured debt rating (“A3”) is the seventh highest level. On October 3, 2008, following AIG’s announcement of a restructuring plan related to AIG’s $85 billion revolving credit facility with the Federal Reserve Bank of New York (the “New York Fed”), Moody’s placed these ratings on review with direction uncertain, signaling potential sales to buyers whose credit profiles could be stronger, weaker or similar to that of AIG.

          All of these ratings are current opinions of Best, S&P and Moody’s, respectively. As such, they may be changed, suspended or withdrawn at any time by the respective rating agencies as a result of changes in, or unavailability of, information or based on other circumstances, including TRH’s relationship with AIG. Ratings may also be withdrawn at the request of TRH’s management. Ratings are not a recommendation to buy, sell or hold securities and each rating should be evaluated independently of any other rating.

          A significant portion of TRH’s in-force treaty contracts as of September 30, 2008 permit the ceding company to cancel the contract on a cut-off or run-off basis if TRH’s operating subsidiaries’ financial strength rating is downgraded below a certain rating level, generally “A-”. TRC’s and TRZ’s financial strength ratings are at least two levels above the most common trigger point. In addition, contracts may also permit the ceding company to cancel the contract if there is a significant decline in the statutory surplus of TRC, generally of at least 20%.

          Contracts may contain one or both of the aforementioned contractual provisions, certain other cancellation triggers or other stipulations, such as a requirement to post collateral for all or a portion of TRH’s obligations or require commutation under the contract if a triggering event occurs. Whether a ceding company would exercise any of these cancellation rights would depend on, among other factors, the reason and extent of such downgrade or surplus reduction, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage, among other factors.

          When a contract is cancelled on a “cut-off” basis, as opposed to a “run-off” basis, the liability of the reinsurer under policies which became effective under the treaty prior to the cancellation date of such treaty ceases with respect to losses resulting from events taking place on and after said cancellation date. Accordingly, unearned premiums on that business as of the cut-off date are returned to the ceding company, net of a proportionate share of the original ceding commission. In the accounting period of the cancellation effective date, the amount of unearned premiums returned would be recorded as a reduction of gross premiums written with a like reduction in gross unearned premiums with no effect on gross premiums earned. Thus, the canceling of a contract generally has liquidity and future implications to TRH’s business but rarely affects premiums already earned.

          TRH cannot predict in advance the extent to which these cancellation rights would be exercised, if at all, or what effect such cancellations would have on TRH’s financial condition or future operations, but such effect potentially could be material.

          TRH may secure its obligations under its various reinsurance contracts using trusts and letters of credit. TRH may enter into agreements with ceding companies that require TRH to provide collateral for its obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where TRH’s obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on TRH’s ratings and a downgrade of TRH’s ratings or a failure to achieve a certain rating may increase the amount of collateral TRH is required to provide. TRH may provide the collateral by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to TRH under the reinsurance contract. The amount of collateral TRH is required to provide typically represents all or a portion of the obligations TRH may owe the ceding company, often including estimates made by the ceding company of incurred but not reported (“IBNR”) claims. Since TRH may be required to provide collateral based on the ceding company’s estimate, TRH may be obligated to provide collateral that exceeds its estimates of the ultimate liability to the ceding company. An increase in the amount of collateral TRH is obligated to secure its obligations may have an impact on TRH’s ability to write additional reinsurance.

(b) Uncertainty about the continued ownership by AIG of a majority of the outstanding shares of the Company’s common stock may have an adverse effect on TRH.

          In September 2008, AIG, the beneficial owner of approximately 59% of the outstanding common stock of the Company, experienced a severe strain on its liquidity that resulted in AIG entering into an $85 billion revolving credit facility and a guarantee and pledge agreement with the New York Fed. AIG has pledged the 39.1 million shares of the Company’s common stock that it beneficially owns to secure the credit facility. None of TRH’s assets were pledged to secure AIG’s obligations under the credit facility. Under the credit facility agreement, AIG has agreed to issue a new series of perpetual, non-redeemable Convertible Participating Serial Preferred Stock (the “AIG Preferred Stock”) to a trust that will hold the AIG Preferred Stock for the benefit of the United States Treasury (the “Trust”). Among other things, the AIG Preferred Stock will vote with AIG’s common stock on all matters submitted to AIG stockholders, and will hold approximately, but not in excess of, 79.9% of the aggregate voting power of the AIG common stock, treating the AIG Preferred Stock as if converted. The AIG Preferred Stock will remain outstanding even if the credit facility is repaid in full or otherwise terminates.

          On October 3, 2008, AIG indicated its intent to refocus on its core property and casualty insurance businesses, generate sufficient liquidity to repay the outstanding balance of its loan from the New York Fed and address its capital structure. AIG plans to retain its U.S. property and casualty and foreign general insurance businesses and to retain a continuing ownership interest in its foreign life insurance operations. AIG is exploring divesture opportunities for its remaining businesses and assets. A special committee of the Company’s independent directors (the “Special Committee”) was formed to evaluate proposals received from AIG relating to the possible disposition of, or other transactions involving, AIG’s 59% beneficial ownership of the Company as well as any related business combination transactions involving TRH’s outstanding shares. The Special Committee is continuing its process, however, there can be no assurance as to whether or when AIG will dispose of all or any portion of its interest in the Company or whether or when the Company will engage in any transaction.

          The uncertainty surrounding AIG’s continued ownership interest in the Company may impact TRH’s ability to obtain new and renewal business during the current renewal season, may result in employee retention issues and may negatively impact TRH’s financial strength and credit ratings, all of which could adversely impact TRH’s financial results in future periods.

          TRH is subject to various regulatory requirements and is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (“Arrangements”) that contain provisions giving regulators and counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of TRH or its subsidiaries, as applicable.

          Specifically, a sale of AIG’s interest in the Company could result in a change of control of TRH under a significant portion of TRH’s reinsurance agreements. If a change in control occurs, the cedant may be permitted to cancel the contract on a cut-off or run-off basis, and TRH may be required to provide collateral to secure premium and reserve balances or be required to cancel and commute the contract, subject to an agreement between the parties that may be settled in arbitration. If the contract is cancelled on a cut-off basis, TRH may be required to return unearned premiums, net of commissions.

          Whether a ceding company would have cancellation rights in the event of a sale of AIG’s interest depends upon the language of its agreement with TRH. Whether a ceding company would exercise any cancellation rights it did have would depend on, among other factors, such ceding company’s views with respect to the financial strength and business reputation of the new controlling party or other significant owners of the Company’s shares, the extent to which such ceding company currently has reinsurance coverage with such person or its affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH’s ratings following the change in control.

          In certain instances, contracts contain dual triggers, such as a change in control and a ratings downgrade, both of which must be satisfied for the contractual right to be exercisable. For purposes of discussing the impact on TRH, where a change in control option appears in a contract, the amounts below assume that the ratings downgrade stipulation has been met, thereby providing the exposure under the change in control clause.

          In addition, contracts may provide a ceding company with multiple options, such as collateralization or commutation that would be triggered by the same event. The amount of (i) premiums to be returned, net of commission; (ii) unearned premium reserves or loss reserves to be collateralized; or (iii) unearned premium reserves or loss reserves to be included in a commutation are listed for each consequence, even though it may emanate from the same contract and therefore the options would be mutually exclusive. Nevertheless, for purposes of this discussion, the amounts below reflect each of those amounts separately and therefore cannot be aggregated together.

          Subject to the limitations expressed above, TRH estimates that with respect to a change in control of TRH, approximately $700 million of unearned premiums, which is net of estimated commissions, could be subject to return to the ceding company should every cedant exercise their contractual termination right, including the right of commutation. Of such amount, contracts with AIG subsidiaries account for approximately $110 million.

          With respect to gross loss reserves, approximately $300 million of gross loss reserves are subject to commutation. Should cedants invoke the right to commute, an amount would be payable by TRH to the respective ceding companies. Such amount would typically consider a discount to the financial statement reserve value, reflecting the time value of money resident in the ultimate settlement of such reserves.

          In the event of a change of control of TRH, approximately $120 million of unearned premiums and approximately $975 million of gross loss reserves could be subject to collateralization requirements. Of such amounts, contracts with AIG subsidiaries account for approximately $90 million and approximately $675 million of unearned premiums and gross loss reserves, respectively. Note again that there is significant duplication in the amounts that are subject to collateralization and commutation as many contracts have multiple options.

          If a sale of AIG’s interest in the Company is announced, TRH plans to initiate discussions and activities with regulators and counterparties to take necessary actions to remedy, amend, or comply with the provisions of the Arrangements. However, TRH cannot presently predict the effects, if any, a change of control will have on such Arrangements, including the extent to which cancellation rights would be exercised, if at all, or on TRH’s financial condition, results of operations, or cash flows, but such effect could be material.

          In addition to a sale of AIG’s direct interest in TRH, upon the issuance of the AIG Preferred Stock to the Trust, the Trust will obtain control of AIG. The issuance of the AIG Preferred Stock may be deemed a change of control of AIG. Whether the issuance of the AIG Preferred Stock will constitute a change in control of TRH or any of its subsidiaries under any of such Arrangements is dependent upon the specific provisions thereof. Based upon the facts and circumstances known to TRH as of the date hereof, TRH does not believe that the exercise of rights, if any, accruing to regulators and counterparties as a result of the issuance of the AIG Preferred Stock will have a material impact on TRH.

(c) TRH’s business has been adversely affected by AIG’s recent liquidity problems.

          TRH’s business depends upon the financial stability (both actual and perceived) of the Company and its subsidiaries. AIG’s recent liquidity problems have negatively affected perceptions of TRH’s ability to meet its financial obligations. Perceptions that TRH or its subsidiaries may not be able to meet their obligations can negatively impact TRH’s business in many ways including:

•	rating downgrades by major rating agencies (See above for the potential implications to TRH of rating agency downgrades.);

•	customers and other parties being more cautious about doing business with TRH; and

•	requests by customers and other parties to terminate existing contractual relationships.

(d) The decline in the Company’s common stock price and the uncertainty relating to AIG’s continued ownership interest in the Company may prevent TRH from retaining key personnel.

          TRH relies upon the knowledge and talent of its employees to successfully conduct business. The decline in the Company’s common stock price has reduced the value of equity awards previously made to key employees. In addition, the uncertainty around the continued ownership by AIG of a majority of the outstanding shares of the Company’s common stock may result in competitors seeking to hire TRH’s key employees. TRH has implemented a retention program to seek to keep certain of its key employees, but there can be no assurance that the program is sufficient or will be effective. A loss of key personnel could have a material effect on TRH’s results of operations, financial condition and cash flows in future periods.

(e) TRH may encounter liquidity problems if a substantial portion of its loaned securities are returned at the same time.

          TRH engages in a securities lending program (the “Securities Lending Program”) managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities available for sale) from its portfolio are loaned to third parties.

          At September 30, 2008, under the Securities Lending Program, $21 million of the $1.10 billion in securities lending payables were one-day tenor, with the vast majority of the remaining balance having loan maturities in October 2008. One-day tenor loans do not have a contractual end date but are terminable by either party on demand. TRH may be adversely affected if a substantial portion of its loaned securities are returned over a relatively short period of time. If TRH requires a significant amount of cash on short notice, in excess of normal cash requirements, to return significant amounts of cash collateral in connection with the Securities Lending Program in a period of market illiquidity or volatility, TRH may have difficulty selling investments, including securities lending invested collateral, in a timely manner or may be forced to dispose of investments in an illiquid or volatile market for less than what TRH might otherwise have been able to under other conditions.

          In addition, in prior periods, the initial collateral required by TRH for the securities loaned to third parties generally exceeded the fair value of such loaned securities. As a result of market conditions, during the third quarter of 2008, TRH has agreed to reduce the initial collateral required for the securities loaned to third parties to less than the fair value of such loaned securities. Because the value of securities loaned to third parties is greater than the value of the underlying collateral at the time of lending, a portion of TRH’s portfolio under the Securities Lending Program is subject to risks resulting from adverse changes to a counterparty’s ability to return loaned securities while the value of the underlying collateral is not sufficient to recover the full value of the loaned securities, such as in the event of the counterparty’s default or bankruptcy or a default by the program manager in remitting collateral to TRH.

          If TRH encounters liquidity problems, the current disruptions in the credit and financial markets, combined with the recent decline in the Company’s stock price, will make it more difficult for TRH to raise cash in the capital markets.

(f) Difficult and volatile conditions in the global capital and credit markets and in the overall economy could materially and adversely affect TRH’s operating results, investment portfolio and financial condition.

Ongoing disruption and volatility in the global capital and credit markets and in the overall economy affects TRH’s business in a number of ways, including the following:

•

Disruption in the capital and credit markets may increase claims activity in TRH’s reinsurance lines such as directors’ and officers’ liability, errors and omissions liability, credit and, to a limited extent, mortgage guaranty business;

•	Significant fluctuations in the fixed maturities, asset-backed securities and equities markets could reduce TRH’s investment returns and the value of its investment portfolio; and

•	Volatility in the capital and credit markets make it more difficult to access those markets, if necessary, to maintain or improve TRH’s financial strength and credit ratings or to generate liquidity.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of September 30, 2008, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the third quarter of 2008. The preceding does not include 12,371 shares relating to options exercised in the nine months ended September 30, 2008 that were attested to in satisfaction of the exercise price by holders of Transatlantic Holdings, Inc.’s employee or director stock options and 3,052 shares relating to restricted stock units (“RSU”) in the nine months ended September 30, 2008 that were attested to in satisfaction of withholding taxes relating to the issuance of TRH shares for vested RSUs by holders of Transatlantic Holdings, Inc.’s employee RSUs.

Part II – Item 5. Other Information

          On October 3, 2008, TRH adopted a retention program (the “Retention Plan”) pursuant to which it approved retention letters for approximately 100 senior employees, including Robert F. Orlich, Chairman, President & CEO, Paul A. Bonny, Executive Vice President & President-International Operations, Michael Sapnar, Executive Vice President-Domestic Operations, Steven S. Skalicky, Executive Vice President & CFO and Javier Vijil, Executive Vice President & President-Latin America and Caribbean Division. TRH expects to incur expenses related to the Retention Plan of approximately $8 million in the fourth quarter of 2008 and approximately $21 million throughout 2009. In addition, on October 3, 2008, TRH amended the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan, the Transatlantic Holdings, Inc. Partners Plan and the Transatlantic Holdings, Inc. Senior Partners Plan to provide for the treatment of restricted stock units granted under such plans upon a change in control (as defined in such plans). A form of the aforementioned retention letters, as well as the amendments to the plans, are filed as exhibits to this Form 10-Q and incorporated into this Item 5, and are described in Transatlantic Holding, Inc.’s current report on Form 8-K filed on October 9, 2008.

Part II – Item 6. Exhibits

          See accompanying Exhibit Index.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSATLANTIC HOLDINGS, INC.

(Registrant)

/s/ STEVEN S. SKALICKY

Steven S. Skalicky
On behalf of the registrant and in his capacity as Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 7, 2008

EXHIBIT INDEX

Exhibit Number	Description	Location

10.1	Form of Transatlantic Holdings, Inc. Retention Bonus Letters	Filed herewith.

10.2	Amendment No. 1 to the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan	Filed herewith.

10.3	Amendment No. 1 to the Transatlantic Holdings, Inc. Partners Plan	Filed herewith.

10.4	Amendment No. 1 to the Transatlantic Holdings, Inc. Senior Partners Plan	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer.	Provided herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Provided herewith.