Form 10-K
period 2008-12-31
TRANSATLANTIC HOLDINGS INC
filed 2009-03-02
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 OR
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
Large accelerated filer   ☑  Accelerated filer  ☐  Non-accelerated filer  ☐ (Do not check if a smaller reporting company)  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,524,810,394.

As of January 31, 2009, there were outstanding 66,364,358 shares of Common Stock, $1.00 par value, of the registrant.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the stockholders of the registrant scheduled to be held on May 21, 2009 are incorporated by reference in Part III of this Form 10-K.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I

Throughout this Annual Report on Form 10-K, Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries, “TRH”) presents its operations in the way it believes will be most meaningful. TRH’s unpaid losses and loss adjustment expenses, net of related reinsurance recoverable, and TRH’s combined ratio and its components are presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

Item 1. Business

The Company and Its History

The Company is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company (“Putnam”), the Company’s name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company® (“TRC”) in exchange for shares of Common Stock of the Company (the “Share Exchange”). Prior to the Share Exchange, American International Group, Inc. (“AIG”, and collectively, with its subsidiaries, the “AIG Group”) held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company’s outstanding Common Stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company’s Common Stock (“TRH shares”) in a public offering. As of December 31, 2008, 2007 and 2006, AIG beneficially owned approximately 59% of the Company’s outstanding shares. (See Relationship with the AIG Group for a description of recent events relating to AIG.)

The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich (“TRZ”), acquired by TRC in 1996, and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products on both a treaty and facultative basis. These products are offered directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is licensed in Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region, People’s Republic of China and Australia. TRC is an Admitted Reinsurer in Brazil, where it maintains an office in Rio de Janeiro. In addition, TRC is registered and authorized as a foreign reinsurer in Argentina (where it maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), the Republic of Panama (where it maintains a representative office, TRC (PANAMÁ) S.A.), Bolivia, Chile, Colombia, Ecuador, El Salvador, France, Guatemala, Honduras, Mexico, Nicaragua, Paraguay, Peru, Uruguay, Venezuela and is authorized to maintain a representative office in Shanghai, People’s Republic of China. TRZ is licensed as a reinsurer in Switzerland and registered in Paraguay, Ecuador, Argentina, Honduras, El Salvador, Dominican Republic, Brazil and Colombia. Transatlantic Polska Sp. z o.o., a subsidiary of TRC, maintains a registered representative office in Warsaw, Poland. In October 2008, TRC formed a company in Munich, Germany, TransRe Germany GmbH, and was granted permission by the German regulator Bundesanstalt fur Finanzdienstleistungsaufsicht (“Bafin”) to conduct reinsurance business from its registered office in Munich, Germany.

The Reinsurance Business

Reinsurance is an arrangement whereby one or more companies, the reinsurer(s), agrees to indemnify another insurance or reinsurance company, the ceding company, for all or part of the insurance risks underwritten by the ceding company. Reinsurance can provide certain basic benefits to the ceding company. It reduces net liability on individual risks, thereby enabling the ceding company to underwrite more business than its own resources can support and it provides catastrophe protection to lessen the impact of large or multiple losses.

TRH offers two types of reinsurance based on the underlying insurance coverage:

•

Casualty. Casualty insurance protects the insured against financial loss arising out of its obligation to others for loss or damage to their person or property. Casualty reinsurance protects the ceding company against loss to the extent of the reinsurance coverage provided. TRH’s principal lines of casualty reinsurance include other liability (including directors’ and officers’ liability (“D&O”), errors and omissions liability (“E&O”) and general casualty), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health (“A&H”) and surety and credit.

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

Casualty business as a whole is volatile in that the ultimate claims costs for a policy or portfolio are not known for a significant amount of time. Reasons for this are the complexity of liability theory, the occurrence nature of some coverages, the potential for litigation, adverse court rulings, unpredictable claims and social inflation trends and reporting lag time between cedants and reinsurers.

•

Property. Property insurance protects the insured against financial loss arising out of the loss of property or its use caused by an insured peril. Property reinsurance protects the ceding company against loss to the extent of the reinsurance coverage provided. TRH’s principal lines of property reinsurance include fire, allied lines, auto physical damage and homeowners multiple peril.

Property reinsurance is written on an occurrence basis, but, because the loss is generally immediate and manifest, claims are adjusted and closed in a much shorter period than casualty business. However, due to the unpredictable nature of fires, hurricanes, earthquakes and other natural or man-made catastrophic events as well as the imperfect models that exist in measuring the probability and potential magnitude of costs from these events, there is a great deal of volatility in property reinsurance as well.

TRH writes reinsurance either through treaty or facultative reinsurance arrangements:

•	Treaty. Treaty reinsurance is a contractual arrangement that provides for the automatic reinsuring of a type or category of risk underwritten by the ceding company.

•

Facultative. Facultative reinsurance is the reinsurance of individual risks. Rather than agreeing to reinsure all or a portion of a class of risk, the reinsurer separately rates and underwrites each risk. Facultative reinsurance is normally purchased for risks not covered by treaty reinsurance or for individual risks covered by reinsurance treaties that are in need of capacity beyond that provided by such treaties.

TRH provides reinsurance for most major lines of insurance on both pro rata and excess-of-loss bases. A ceding company’s reinsurance program may involve pro rata and excess-of-loss reinsurance on both a treaty and facultative basis:

•

Pro rata. Under pro rata reinsurance (also referred to as proportional), the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. As pro rata business is a proportional sharing of premiums and losses between ceding company and reinsurer, generally, the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business. In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. Generally, the ceding commission is based on the ceding company’s cost of obtaining the business being reinsured (i.e., brokers’ and agents’ commissions, local taxes and administrative expenses).

•

Excess-of-Loss. Under excess-of-loss reinsurance, the reinsurer agrees to reimburse the ceding company for all losses in excess of a predetermined amount up to a predetermined limit. Premiums paid by the ceding company to the reinsurer for excess-of-loss coverage are generally not proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. Often there is no ceding commission on excess-of-loss reinsurance and therefore the pricing mechanism used by reinsurers in those instances is a rate applicable to premiums of the individual policy or policies subject to the reinsurance agreement.

Operations

TRH’s activities in the United States are conducted through its worldwide headquarters in New York, NY, its branch in Miami, FL and offices in Chicago, IL, Overland Park, KS, San Francisco, CA, Columbus, OH and Stamford, CT. All domestic treaty and facultative business is underwritten by, or under the supervision of, senior officers of TRH located in New York. TRH’s headquarters in New York and offices in Miami, Rio de Janeiro, Toronto, London, Paris, Zurich, Hong Kong, Tokyo and Sydney offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Panama, Warsaw, Munich and Shanghai, and maintains exclusive representative arrangements with MS Upson Associates c.c. in Johannesburg, South Africa and with NOBARE in Stockholm, Sweden. TRH’s arrangement with Momentum Underwriting Management, Ltd. (“Momentum Underwriting”) in London, England, in which Momentum Underwriting had the underwriting authority to bind TRH, pursuant to strict underwriting guidelines, lapsed and was not renewed by TRH on January 2, 2009. Momentum Underwriting no longer has underwriting authority on behalf of TRH. The termination of this arrangement did not affect business previously bound by Momentum Underwriting on behalf of TRH before the termination of this arrangement. TRH also operates Professional Risk Management Services, Inc. (“PRMS”), a wholly-owned subsidiary of the Company. Based in Arlington, VA, PRMS is an insurance program manager specializing in professional liability insurance services, including underwriting, claims, and risk management, for individual healthcare providers, group practices, facilities and organizations.

TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. Business underwritten by all branches located outside the United States and by the Miami branch (which underwrites business in Latin America and the Caribbean) accounted for approximately 50%, 51% and 52% of worldwide net premiums written in 2008, 2007 and 2006, respectively. The London branch had net premiums written totaling $829.1 million, $813.2 million and $744.5 million in 2008, 2007 and 2006, respectively, representing 20%, 21% and 20%, respectively, of worldwide net premiums written in those years. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for a discussion of premium fluctuations between years, Regulation for a discussion of certain conditions associated with international business and Note 17 of Notes to Consolidated Financial Statements for financial data by business segment.)

A portion of the reinsurance written by TRH is assumed from other subsidiaries of AIG. Approximately $550 million (12%), $555 million (13%) and $593 million (15%) of gross premiums written by TRH in the years 2008, 2007 and 2006, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG. (See Relationship with the AIG Group.)

In addition, TRH holds a 40% interest in Kuwait Reinsurance Company (K.S.C.) (“Kuwait Re”), acquired in 2000, which has a balance sheet carrying value of $51.4 million at December 31, 2008. Kuwait Re provides property, casualty and life reinsurance products to clients in Middle Eastern and North African markets.

TRC and Putnam have a quota share reinsurance agreement where TRC cedes 5% of its assumed reinsurance, net of other retrocessions, to Putnam. Presently all of Putnam’s business is assumed from TRC pursuant to this quota share reinsurance agreement. This agreement was entered into for operational reasons and had no impact on TRH’s financial position or results of operations.

Property and Casualty Lines of Business

Casualty reinsurance constitutes the larger portion of TRH’s business, accounting for 70% of net premiums written in 2008, 71% in 2007 and 73% in 2006. The following table presents certain underwriting information concerning TRH’s casualty and property business for the periods indicated (see MD&A):

	Years Ended December 31,
	Net Premiums Written			Net Premiums Earned			Net Losses and Loss Adjustment Expenses Incurred			Loss and Loss Adjustment Expense Ratio
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(dollars in millions)
Casualty:
Other liability(1)(2)(3)(4)	$1,037.2	$1,040.4	$1,003.4	$1,061.3	$1,043.9	$899.6	$842.3	$941.7	$784.8	79.4%	90.2%	87.2%
Medical malpractice(2)(3)(4)	372.4	388.8	318.0	372.5	379.8	304.9	295.8	304.2	233.2	79.4	80.1	76.5
Ocean marine and aviation(2)	323.6	335.7	349.4	329.2	350.9	325.6	251.7	251.5	234.6	76.5	71.7	72.0
Auto liability(2)	317.6	289.6	288.3	297.0	268.0	302.4	210.2	213.6	229.4	70.8	79.7	75.9
Accident and health	314.0	248.3	230.4	302.8	238.5	232.7	232.0	185.6	181.4	76.6	77.8	77.9
Surety and credit(4)	224.6	177.6	174.0	214.7	173.8	165.4	140.3	84.7	118.3	65.3	48.7	71.6
Other(3)	278.6	324.7	298.2	300.7	313.5	318.2	273.5	208.1	221.5	91.0	66.4	69.6

Total casualty	2,868.0	2,805.1	2,661.7	2,878.2	2,768.4	2,548.8	2,245.8	2,189.4	2,003.2	78.0	79.1	78.6

Property:
Fire(2)(3)(4)	582.7	568.6	474.0	573.7	534.2	487.7	393.5	235.6	156.8	68.6	44.1	32.2
Allied lines(2)(3)	314.6	284.4	230.5	304.8	289.4	220.3	128.6	73.4	99.4	42.2	25.4	45.1
Auto physical damage	170.5	111.4	108.3	136.9	101.4	136.7	93.7	78.1	107.6	68.4	77.1	78.7
Homeowners multiple peril(2)(3)(4)	72.8	64.5	45.9	72.4	83.4	97.6	13.5	(6.6)	29.8	18.7	(7.9)	30.5
Other(3)(4)	99.5	118.9	113.0	101.4	125.9	113.0	32.1	68.1	65.9	31.7	54.1	58.3

Total property	1,240.1	1,147.8	971.7	1,189.2	1,134.3	1,055.3	661.4	448.6	459.5	55.6	39.6	43.5

Total	$4,108.1	$3,952.9	$3,633.4	$4,067.4	$3,902.7	$3,604.1	$2,907.2	$2,638.0	$2,462.7	71.5	67.6	68.3

(1)

A large majority of the amounts within the other liability line relates to complex risks such as E&O and D&O, to general casualty risks and, to a much lesser extent, environmental impairment liability.

(2)

In 2008, development on reserves held at December 31, 2007 relating to losses that occurred in 2007 and prior years significantly decreased net losses and loss adjustment expenses incurred in the allied lines, homeowners multiple peril, auto liability and fire lines and significantly increased net losses and loss adjustment expenses incurred in the other liability and medical malpractice lines. In addition, pre-tax net catastrophe losses of $180 million significantly increased net losses and loss adjustment expenses incurred in the allied lines, ocean marine and fire lines.

(3)

In 2007, development on reserves held at December 31, 2006 relating to losses that occurred in 2006 and prior years significantly increased net losses and loss adjustment expenses incurred in the other liability, medical malpractice and other property lines and significantly decreased net losses and loss adjustment expenses incurred in the homeowners multiple peril, fire, allied lines and other casualty lines. In addition, pre-tax net catastrophe losses of $65 million significantly increased net losses and loss adjustment expenses incurred in the fire line.

(4)

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

Operating results in 2008, 2007 and 2006 included pre-tax net catastrophe costs of $170 million, $55 million and $29 million, respectively. (See MD&A.)

In general, the overall operating results (including investment performance) and other changes to stockholders’ equity of property and casualty insurance and reinsurance companies, and TRH, in particular, are subject to significant fluctuations due to competition, natural and man-made catastrophic events, general economic and social conditions, financial, credit and industry market conditions, foreign currency exchange rate fluctuations, interest rates, operating performance and prospects of investee companies and other factors, such as changes in tax laws, tort laws and the regulatory environment.

Treaty and Facultative Reinsurance

Treaty reinsurance constitutes the great majority of TRH’s business, accounting for 97%, 96% and 95% of net premiums written in 2008, 2007 and 2006, respectively. Facultative reinsurance comprises the balance of net premiums written.

The following table presents certain information concerning TRH’s treaty and facultative business for the periods indicated:

	Treaty
	Years Ended December 31,
	2008(1)	2007(2)	2006
	(in millions)
Gross premiums written	$4,088.7	$3,971.5	$3,655.2
Net premiums written	3,976.6	3,805.8	3,461.6
Net premiums earned	3,938.0	3,748.4	3,434.7

	Facultative
	Years Ended December 31,
	2008(1)	2007(2)	2006
	(in millions)
Gross premiums written	$334.5	$312.1	$328.2
Net premiums written	131.5	147.1	171.8
Net premiums earned	129.4	154.3	169.4

(1)

In 2008 compared to 2007, domestic treaty net premiums written increased significantly in the property, A&H, auto liability and other liability lines, offset in part by a significant decrease in the fidelity line. International treaty net premiums written increased significantly in the property, credit and A&H lines, partially offset by a significant decrease in the other liability and ocean marine lines. Facultative gross premiums written increased in 2008 compared to 2007 due largely to an increase in premiums that, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates in the fire line. Facultative net premiums written in 2008 decreased compared to 2007 principally in the property and A&H lines.

(2)

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

Treaty Reinsurance

Treaty reinsurance accounted for approximately $4.09 billion of gross premiums written and $3.98 billion of net premiums written in 2008. Approximately 70% of treaty net premiums written resulted from casualty lines treaties, with the remainder from property lines treaties. Approximately 69% of total treaty gross premiums written in 2008 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 8% of treaty gross premiums written in 2008 were attributable to other subsidiaries of AIG and were primarily written on a pro rata basis. (See Relationship with the AIG Group.) The majority of TRH’s non-AIG Group treaty premiums were also written on a pro rata basis. Non-U.S. treaty business accounted for approximately 48% of TRH’s total net premiums written for the year ended December 31, 2008.

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

TRH’s treaty business accepts a portfolio of risks on either a risk attaching basis or loss occurring during (“LOD”) basis. For risk attaching treaties, if an individual risk covered by the treaty incepts during the treaty period, TRH’s liability for that policy goes to that treaty year regardless of when the loss occurs. For LOD treaties, TRH covers losses occurring during the treaty coverage period on all in-force policies, regardless of the date the policies were issued by the ceding company.

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

TRH currently has approximately 4,100 treaties in effect for the current underwriting year. In 2008, no single treaty exceeded 3% of treaty gross premiums written. No ceding company accounted for more than 5% of total treaty gross premiums written in 2008 except for other subsidiaries of AIG (see Relationship with the AIG Group).

Facultative Reinsurance

During 2008, TRH wrote approximately $334.5 million of gross premiums written and $131.5 million of net premiums written of facultative reinsurance. Approximately 65% of facultative net premiums written represented casualty risks with the balance comprising property risks. TRH provides facultative reinsurance on predominantly an excess-of-loss basis, although some business is written on a pro rata basis. Non-U.S. facultative business accounted for approximately 2% of TRH’s total net premiums written for the year ended December 31, 2008.

TRH’s facultative contracts (also called certificates) provide prospective coverage on virtually the same basis as the original policy issued by the ceding insurer. In 2008, TRH’s facultative book of business focused on the property, other liability, medical malpractice and A&H lines, although coverage is generally offered for most lines of business, and is written principally on a risk attaching basis for each risk (i.e., TRH’s liability starts with the underlying policy inception and ends when the underlying policy expires). With respect to facultative contracts, TRH’s clients come to TRH on a risk by risk basis when they wish to obtain a larger policy limit than provided by their existing outward treaty reinsurance or when their existing treaty reinsurance excludes a class of business or type of coverage they provide to policyholders.

Other underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 62% of facultative gross premiums written in 2008 were attributable to other subsidiaries of AIG. The large majority of such facultative gross premiums written in 2008, 2007 and 2006, were, by prearrangement with TRH, assumed from one AIG subsidiary and ceded in an equal amount to other AIG subsidiaries. (See Note 16 of Notes to Consolidated Financial Statements (“Note 16”).) Except for AIG subsidiaries, no single ceding company accounted for more than 4% of total facultative gross premiums written in 2008.

Retrocession Arrangements

TRH generally enters into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including reducing the effect of individual or aggregate losses and increasing gross premium writings and risk capacity without requiring additional capital.

Retrocession arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH. TRH holds substantial amounts of funds, trust agreements and letters of credit to collateralize reinsurance recoverables. Such funds, trust agreements and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. In addition, an allowance has been established for estimated unrecoverable amounts.

As of December 31, 2008, TRH had in place approximately 160 active retrocessional arrangements for current and prior underwriting years with approximately 340 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses and loss adjustment expenses totaled $790.5 million, including $250.5 million recoverable from affiliates. No unsecured recoverables from a single retrocessionnaire, other than amounts due from affiliates, are considered material to the financial position of TRH. (See Note 16.)

Risk Management

TRH employs an Enterprise Risk Management (“ERM”) framework to identify, assess, quantify, mitigate and manage TRH’s risks in order to maximize its long-term value and achieve its corporate objectives. This framework is integrated into the day-to-day activities of TRH as well as its strategic planning processes.

As part of this framework, TRH determines its underwriting risk appetite by giving underwriters written underwriting authorities which are linked to competence and delegated according to class, risk limits, program limits and premium limits. The monitoring of underwriting and claims performance takes various forms including the qualitative review of underwriting files and rationales by peers and internal audit reviews of underwriting authorities and data input into TRH’s real-time management information system. Class results are reviewed quarterly at meetings between the regional Chief Underwriting Officers, the risk management department, the heads of underwriting areas, line underwriters, actuaries and the claims department. In addition, the actuarial department monitors rate adequacy, conducts profitability studies and assesses reserve adequacy.

Aggregating exposures are managed centrally through the establishment of risk tolerances which are set annually and monitored through quarterly and half-yearly roll ups of actual exposures. TRH has also developed a scenario-based assessment of potential loss events that focuses on cross-class aggregations and correlations. For natural catastrophe exposures, roll-ups are conducted using proprietary rating models supplemented by internally generated assessments for un-modeled exposures. (See Catastrophe Exposure in MD&A for further information.)

The risk management team is led by the Chief Risk Officer (“CRO”) who reports directly to the Chief Executive Officer who chairs the Risk Management Committee composed of executive officers including the CRO, Chief Financial Officer, Chief Information Officer, General Counsel, Chief Actuary, Senior Claims Executive in New York as well as the Chief Underwriting Officers for the Domestic Operations, International Operations and the Caribbean and Latin American Operations among other officers. In addition, the Underwriting and Risk Management Committee of the Company’s Board of Directors provides Board oversight of the risk management of TRH.

In all major branches, local risk committees meet quarterly to review the major risks of TRH including regulatory, operational, credit and other financial risks. These committees include senior representatives from the finance and accounting, claims, actuarial, systems, legal and underwriting departments and report to the risk management department in New York. TRH uses various tools including an employee code of conduct, mandatory ethics training, internal audit reviews and business continuity planning to mitigate its operational risks.

TRH utilizes investment strategies to manage asset type, sector, industry, issuer and issue concentrations within the investment portfolio and uses an approved reinsurers list to communicate throughout TRH the acceptability of potential retrocessionaires.

TRH is engaged in the continuous enhancement of its ERM framework, which includes the development of an economic capital model to assess the probability and potential severity of risk events and to determine the optimum risk adjusted appetite for TRH.

Marketing

TRH provides property and casualty reinsurance capacity through brokers as well as directly to insurance and reinsurance companies in both the domestic and international markets. TRH believes its worldwide network of offices helps position TRH to take advantage of market opportunities.

Business assumed from other subsidiaries of AIG is generally obtained directly from the ceding company. No ceding company other than such AIG subsidiaries has accounted for 10% or more of TRH’s consolidated revenues in any of the last five years.

Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. In 2008, approximately 82% of TRH’s non-AIG Group business was written through brokers and the balance was written directly. Also in 2008, companies controlled by Aon Corporation (“Aon”) and Marsh & McLennan Companies, Inc. (“Marsh”), TRH’s largest brokerage sources of non-AIG Group business, accounted for 27% and 15%, respectively, of TRH’s consolidated revenues. In addition, Aon and Marsh each accounted for non-AIG Group business representing 25% and 14% of total gross premiums written in 2008, respectively. Premiums brokered by Aon in 2008 increased over previous years due in large part to Aon’s acquisition of Benfield Group Limited in the fourth quarter of 2008 and Arthur J. Gallagher & Co.’s U.S. and U.K. reinsurance brokerage business in the first quarter of 2008. The business attributable to Aon above includes all TRH gross premiums brokered by Aon and its affiliates in the full year 2008 regardless of the date that any such affiliate was acquired. TRH’s largest 10 brokers accounted for non-AIG Group business aggregating approximately 58% of total gross premiums written. Brokerage fees generally are paid by reinsurers. TRH believes that its emphasis on seeking the lead position in non-AIG Group reinsurance treaties in which it participates is beneficial in obtaining business. Brokers do not have the authority to bind TRH with respect to reinsurance agreements, nor does TRH commit in advance to accept any portion of the business that brokers submit to it.

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

TRH also establishes reserves to provide for the estimated expenses of settling claims, including legal and other fees, the general expenses of administering the claims adjustment process (i.e., loss adjustment expenses (“LAE”)), and for losses and LAE incurred but not reported (“IBNR”). TRH calculates LAE and IBNR reserves by using generally accepted actuarial reserving techniques to estimate the ultimate liability for losses and LAE. Such reserves are periodically reassessed by TRH to adjust for changes in the expected loss emergence pattern over time. TRH has an in-house actuarial staff which periodically reviews TRH’s unpaid losses and loss adjustment expenses both gross and net of related reinsurance recoverables, and does not retain any outside actuarial firm to review its loss reserves on an ongoing basis.

Gross loss reserves represent the accumulation of case reserves and IBNR reserves. Provisions for inflation and social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of the numerous judgments which are made as to expected trends in average claim severity. Legislative changes may also affect TRH’s liabilities, and evaluation of the impact of such changes is made in the reserve setting process.

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

During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward. Even then, the ultimate net liability may be materially different from the revised estimates which are reflected in TRH’s consolidated financial statements, and such differences may have, and in certain recent years have had, a material effect on net income. (See MD&A, including the discussion of Critical Accounting Estimates, and Note 2(j) of Notes to Consolidated Financial Statements for further discussion.)

Net losses and LAE incurred consists of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of liabilities for prior period losses.

The “Analysis of Consolidated Net Loss Reserves Development” which follows presents the development of net loss reserves for calendar years 1998 through 2008. The upper half of the table shows the cumulative amounts paid during successive years relating to the opening reserve. For example, with respect to the net loss reserve of $2.66 billion as of December 31, 1998, by the end of 2008 (ten years later) $3.08 billion had actually been paid in settlement of those net loss reserves. In addition, as reflected in the lower section of the table, the original net loss reserve of $2.66 billion was reestimated to be $3.49 billion at December 31, 2008. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net (deficiency) redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net deficiency of $833.5 million at December 31, 2008 relating to December 31, 1998 net loss reserves of $2.66 billion, represents the cumulative amount by which net loss reserves as of year-end 1998 have developed adversely from 1999 through 2008.

Each amount other than the original reserves in the following table includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2005 for $150,000 was first reserved in 2002 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net (deficiency) redundancy in each of the years in the period 2002 through 2004 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

The “Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability” presents additional information regarding the development of gross loss reserves.

ANALYSIS OF CONSOLIDATED NET LOSS RESERVES DEVELOPMENT(1)(2)

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(in thousands)
Net loss reserves, as of December 31:(3)	$2,656,103	$2,762,162	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443	$6,207,220	$6,899,716	$7,349,078
Cumulative paid as of:
One year later	702,603	953,708	892,752	1,033,574	1,057,314	1,090,058	1,492,464	1,447,284	1,464,916	1,841,768
Two years later	1,224,593	1,570,329	1,573,227	1,759,047	1,806,388	2,035,299	2,416,036	2,526,261	2,761,250
Three years later	1,620,068	2,050,795	2,071,480	2,332,901	2,535,149	2,792,484	3,263,061	3,549,463
Four years later	1,982,347	2,408,700	2,499,596	2,932,043	3,198,831	3,485,611	4,028,731
Five years later	2,213,639	2,722,971	2,940,058	3,479,594	3,792,955	4,112,690
Six years later	2,417,530	3,039,306	3,333,401	3,953,515	4,297,909
Seven years later	2,620,053	3,306,557	3,649,883	4,365,880
Eight years later	2,794,230	3,525,322	3,952,850
Nine years later	2,937,132	3,765,082
Ten years later	3,076,176
Net reestimated liability as of:(3)
End of year	2,656,103	2,762,162	2,614,917	2,908,887	3,257,906	3,956,420	4,980,609	5,690,443	6,207,220	6,899,716	7,349,078
One year later	2,588,626	2,776,519	2,650,589	3,248,013	3,580,493	4,273,802	5,249,445	5,871,571	6,295,600	6,899,232
Two years later	2,496,422	2,802,612	3,088,303	3,561,876	4,112,290	4,781,344	5,557,243	6,133,365	6,385,124
Three years later	2,508,278	3,158,790	3,392,021	4,176,419	4,637,194	5,110,862	5,878,870	6,282,334
Four years later	2,764,144	3,379,226	3,872,054	4,641,988	4,976,922	5,485,195	6,066,219
Five years later	2,886,020	3,725,975	4,217,748	4,904,646	5,345,798	5,701,065
Six years later	3,073,754	3,944,728	4,396,225	5,184,316	5,555,013
Seven years later	3,218,944	4,064,479	4,584,446	5,390,160
Eight years later	3,313,104	4,193,632	4,747,977
Nine years later	3,407,352	4,321,030
Ten years later	3,489,633
Net (deficiency) redundancy as of December 31, 2008	$(833,530)	$(1,558,868)	$(2,133,060)	$(2,481,273)	$(2,297,107)	$(1,744,645)	$(1,085,610)	$(591,891)	$(177,904)	$484

(1)	This table is on a calendar year basis and does not present accident or underwriting year data.

(2)	Data have been affected by transactions between TRH and the AIG Group. (See Relationship with the AIG Group and Notes 14 and 16 of Notes to Consolidated Financial Statements.)

(3)	Represents unpaid losses and loss adjustment expenses, net of related reinsurance recoverables.

ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
AND NET REESTIMATED LIABILITY(1)(2)

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(in thousands)
End of year:
Gross liability	$3,116,038	$3,304,931	$3,077,162	$3,747,583	$4,032,584	$4,805,498	$5,941,464	$7,113,294	$7,467,949	$7,926,261	$8,124,482
Related reinsurance recoverable	459,935	542,769	462,245	838,696	774,678	849,078	960,855	1,422,851	1,260,729	1,026,545	775,404

Net liability	$2,656,103	$2,762,162	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443	$6,207,220	$6,899,716	$7,349,078

One year later:
Gross reestimated liability	$3,083,643	$3,369,520	$3,126,518	$4,136,126	$4,465,908	$5,117,490	$6,344,019	$7,306,595	$7,633,138	$7,918,300
Reestimated related reinsurance recoverable	495,017	593,001	475,929	888,113	885,415	843,688	1,094,574	1,435,024	1,337,538	1,019,068

Net reestimated liability	$2,588,626	$2,776,519	$2,650,589	$3,248,013	$3,580,493	$4,273,802	$5,249,445	$5,871,571	$6,295,600	$6,899,232

Two years later:
Gross reestimated liability	$3,033,092	$3,426,471	$3,565,853	$4,556,676	$5,003,598	$5,761,231	$6,633,579	$7,618,979	$7,722,795
Reestimated related reinsurance recoverable	536,670	623,859	477,550	994,800	891,308	979,887	1,076,336	1,485,614	1,337,671

Net reestimated liability	$2,496,422	$2,802,612	$3,088,303	$3,561,876	$4,112,290	$4,781,344	$5,557,243	$6,133,365	$6,385,124

Three years later:
Gross reestimated liability	$3,039,473	$3,788,866	$3,970,012	$5,188,506	$5,678,239	$6,096,568	$7,017,192	$7,769,983
Reestimated related reinsurance recoverable	531,195	630,076	577,991	1,012,087	1,041,045	985,706	1,138,322	1,487,649

Net reestimated liability	$2,508,278	$3,158,790	$3,392,021	$4,176,419	$4,637,194	$5,110,862	$5,878,870	$6,282,334

Four years later:
Gross reestimated liability	$3,298,599	$4,098,524	$4,492,711	$5,814,220	$6,034,785	$6,536,334	$7,219,505
Reestimated related reinsurance recoverable	534,455	719,298	620,657	1,172,232	1,057,863	1,051,139	1,153,286

Net reestimated liability	$2,764,144	$3,379,226	$3,872,054	$4,641,988	$4,976,922	$5,485,195	$6,066,219

Five years later:
Gross reestimated liability	$3,502,673	$4,479,946	$4,868,258	$6,099,084	$6,467,893	$6,766,081
Reestimated related reinsurance recoverable	616,653	753,971	650,510	1,194,438	1,122,095	1,065,016

Net reestimated liability	$2,886,020	$3,725,975	$4,217,748	$4,904,646	$5,345,798	$5,701,065

Six years later:
Gross reestimated liability	$3,713,151	$4,728,479	$5,058,733	$6,441,624	$6,692,327
Reestimated related reinsurance recoverable	639,397	783,751	662,508	1,257,308	1,137,314

Net reestimated liability	$3,073,754	$3,944,728	$4,396,225	$5,184,316	$5,555,013

Seven years later:
Gross reestimated liability	$3,893,259	$4,860,380	$5,262,921	$6,660,562
Reestimated related reinsurance recoverable	674,315	795,901	678,475	1,270,402

Net reestimated liability	$3,218,944	$4,064,479	$4,584,446	$5,390,160

Eight years later:
Gross reestimated liability	$3,995,364	$5,007,580	$5,439,253
Reestimated related reinsurance recoverable	682,260	813,948	691,276

Net reestimated liability	$3,313,104	$4,193,632	$4,747,977

Nine years later:
Gross reestimated liability	$4,105,512	$5,145,660
Reestimated related reinsurance recoverable	698,160	824,630

Net reestimated liability	$3,407,352	$4,321,030

Ten years later:
Gross reestimated liability	$4,200,914
Reestimated related reinsurance recoverable	711,281

Net reestimated liability	$3,489,633

Gross (deficiency) redundancy as of December 31, 2008	$(1,084,876)	$(1,840,729)	$(2,362,091)	$(2,912,979)	$(2,659,743)	$(1,960,583)	$(1,278,041)	$(656,689)	$(254,846)	$7,961

(1)	This table is on a calendar year basis and does not represent accident or underwriting year data.

(2)	Data has been affected by transactions between TRH and the AIG Group. (See Relationship with the AIG Group and Notes 14 and 16 of Notes to Consolidated Financial Statements.)

The trend depicted in the latest development year in the net reestimated liability portion of the “Analysis of Consolidated Net Loss Reserves Development” table and in the “Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability” table reflects minimal net favorable development. Net favorable development of $0.5 million was recorded in 2008 on losses occurring in all prior years. (See MD&A.) This net favorable development was comprised of net favorable development of $209.7 million for losses occurring in 2003 to 2007, offset by net adverse development of $209.2 million for losses occurring in 2002 and prior.

In general, the deficiencies shown in the tables for years 1998 through 2006 developed principally in 2002 through 2007 and resulted largely from losses occurring between 1998 and 2001 in certain casualty lines. Such adverse development involved an unexpected increase in the frequency and severity of large claims reported in late 2002 through 2007, as was common in the industry, relating to non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice, D&O, E&O and other general casualty. (See MD&A.)

See Note 6 of Notes to Consolidated Financial Statements for a reconciliation of beginning and ending gross and net loss reserves. For TRH’s domestic subsidiaries (TRC and Putnam), there is no difference in reserves for losses and LAE, net of related reinsurance recoverable, whether determined in accordance with U.S. generally accepted accounting principles or statutory accounting principles.

Investment Operations

TRH’s investments must comply with the insurance laws of the state of New York, the state of domicile of TRC and Putnam, and of the other states and jurisdictions in which the Company and its subsidiaries are regulated. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate fixed maturities, preferred and common stocks, real estate mortgages and real estate. The Finance and Investment Committee of the Company’s Board of Directors and senior management oversee investments, establish TRH’s investment strategy and implement investment decisions with the assistance of certain subsidiaries of AIG, which act as financial advisors and managers of TRH’s investment portfolio and, in connection therewith, make the selection of particular investments.

TRH’s current investment strategy seeks to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. Tax-exempt fixed maturities carry lower pre-tax yields than taxable fixed maturities that are comparable in risk and term to maturity due to their tax-advantaged status. (See MD&A.) The majority of the equity portfolio is structured to achieve capital appreciation primarily through investment in quality growth companies. Other invested assets principally includes investments in hedge funds and TRH’s 40% interest in Kuwait Re.

Through 2008, TRH participated in a securities lending program (the “Securities Lending Program”) managed by a subsidiary of AIG, whereby certain securities from its portfolio were loaned to third parties. (See Note 2(c) of Notes to Consolidated Financial Statements.) Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was invested to earn a spread.

Prior to the fourth quarter of 2008, the transfers of securities in exchange for collateral under the Securities Lending Program were accounted for as secured borrowings, with a liability recorded in an amount equal to the collateral received, reflecting TRH’s obligation to return the collateral when the loaned securities were returned. Securities lending invested collateral was shown on the balance sheet at fair value. As a result of conditions affecting the financial and credit markets, in the fourth quarter of 2008, counterparties were successful in negotiating significantly reduced collateral levels (i.e., collateral received as a percentage of the fair value of the security loaned). Due to the lower collateral levels, during the fourth quarter of 2008, many of such loaned securities were accounted for as sales at the time of transfer and as purchases when the securities were subsequently returned. In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program.

During 2008, the financial impact on the Statement of Operations of the Securities Lending Program was as follows: With respect to securities lending invested collateral: Net investment income from the Securities Lending Program (i.e., income earned on invested collateral, net of interest payable to the collateral provider) totaled $2.6 million; Net realized losses on sales of securities lending invested collateral totaled $8.0 million; Other-than-temporary impairment write-downs (included in net realized capital losses) totaled $97.7 million. With respect to the securities loaned, realized losses in the fourth quarter of 2008 on “deemed” sales of securities loaned totaled $16 million.

In 2008, TRH repaid certain securities lending payables using cash from sources other than the sale of securities lending invested collateral. In that regard, certain fixed maturities, including commercial mortgage-backed securities, residential mortgage-backed securities and other asset-backed securities, were transferred from securities lending invested collateral to fixed maturities available for sale. Other than the potential for future losses related to the securities that were transferred from securities lending invested collateral, TRH expects no further costs from the Securities Lending Program.

The following table reflects investment results for TRH for each of the five years in the period ended December 31, 2008.

INVESTMENT RESULTS(1)

Years Ended December 31,	Consolidated			Excluding Securities Lending Program (2)
	Average Investments and Interest-Bearing Cash (3)	Pre-Tax Net Investment Income	Pre-Tax Effective Yield (4)	Average Investments and Interest-Bearing Cash (5)	Pre-Tax Net Investment Income (6)	Pre-Tax Effective Yield (7)
2008	$11,595,522	$440,451	3.8%	$10,589,507	$437,883	4.1%
2007	12,024,944	469,772	3.9	10,171,508	467,293	4.6
2006	10,270,004	434,540	4.2	9,119,143	432,343	4.7
2005	8,748,640	343,247	3.9	8,007,658	341,631	4.3
2004	7,566,066	306,786	4.1	6,885,591	305,567	4.4

(1)	See discussion of the impact of the Securities Lending Program on investment yields in 2008, 2007 and 2006 in Results of Operations in MD&A.

(2)

Represents the consolidated information excluding the Securities Lending Program which better reflects the return on the ongoing investment portfolio as the Securities Lending Program has been terminated in the fourth quarter of 2008.

(3)	Average of beginning and ending carrying values of investments and interest-bearing cash and cash equivalents for the year.

(4)	Pre-tax net investment income divided by average investments and interest-bearing cash and cash equivalents.

(5)	Average of beginning and ending carrying values of investments and interest-bearing cash and cash equivalents excluding securities lending invested collateral for the year.

(6)	Pre-tax net investment income excluding net investment income from securities lending invested collateral.

(7)

Pre-tax net investment income excluding net investment income from securities lending invested collateral divided by average investments and interest-bearing cash and cash equivalents excluding securities lending invested collateral.

The carrying values of available for sale and trading securities are subject to significant volatility from changes in their fair values. (See MD&A.)

As of December 31, 2008, the fair value of the total investment portfolio was $10.22 billion.

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

TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater resources than TRH or operate in different regulatory jurisdictions and tax environments. TRH’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, domestic and European underwriting syndicates and in some instances with government owned or subsidized facilities. Although most reinsurance companies operate in the broker market, TRH’s largest competitors also work directly with ceding companies, competing with brokers.

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

Employees

At December 31, 2008, TRH had approximately 600 employees. Approximately 260 employees were located in the New York headquarters; 110 employees were located in other locations in the United States and 230 employees were located in offices outside of the United States.

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

The rates and contract terms of reinsurance agreements with non-affiliates are generally not subject to regulation by any governmental authority. This contrasts with primary insurance agreements, the rates and policy terms of which are generally closely regulated by governmental authorities. As a practical matter, however, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms associated with reinsurance agreements.

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

At December 31, 2008, the statutory surpluses of TRC and Putnam each exceeded the level of surplus required under RBC requirements for regulatory attention.

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

At the December 2008 Winter National Meeting, the NAIC formally adopted the new NAIC Reinsurance Regulatory Modernization Framework proposal (the “Framework”). The Framework contemplates the creation of the NAIC Reinsurance Supervision Review Department (the “RSRD”). The purpose of the RSRD will be to review and evaluate systems of reinsurance regulation in U.S. jurisdictions and non-U.S. jurisdictions to determine whether those regulatory systems are equivalent in terms of effectiveness to the systems of reinsurance regulation in typical U.S. jurisdictions. International reinsurers domiciled in an RSRD approved jurisdiction would be eligible to participate in the Framework. The same would be true for U.S. reinsurers domiciled in a U.S. state that has been approved by the RSRD.

Under the Framework, the issue of whether credit for reinsurance in financial statements would be allowed will be determined primarily by the single state that is the primary U.S. regulator of the reinsurer, rather than by the domestic regulators of all of the ceding insurers as is done currently.

Participating reinsurers would be assigned one of five security ratings by their U.S. regulator—ranging from 1 (secure) to 5 (vulnerable). The ratings would be based upon a number of factors, including but not limited to the reinsurer’s ratings from rating agencies. The level of collateral required for reinsurance placed with reinsurers would vary from zero for reinsurers with the highest security rating to 100% of gross assumed liabilities for reinsurers with the lowest security ratings. It should be noted that the NAIC’s approval of the Framework is not, in and of itself, sufficient to implement the Framework. The Framework requires enabling legislation from the U.S. Congress. The Framework needs to be adopted separately by each state legislature and the NAIC Reinsurance Task Force must develop an operating plan for the RSRD. Finally, the Framework would be applied only on a prospective basis.

In addition to the NAIC actions, several federal proposals were introduced in Congress which would allow industry participants to voluntarily choose a federal charter over the current state system. With the current debate in Congress over financial services regulatory reform, TRH believes that any insurance industry reform will most likely be addressed within the broader financial services industry proposals. Several states including New York and Florida have also drafted separate collateral requirement proposals. While it is unclear what proposal will ultimately be adopted by the states, any revision of the collateral requirements will likely recognize that reinsurers domiciled in certain countries outside of the U.S. are subject to financial scrutiny comparable to their U.S. domiciled counterparts. Consequently, collateral requirements under credit for reinsurance rules may be based in part on domicile and in part on each reinsurer’s financial strength rating as assigned by the NAIC or its designated rating organization(s). TRH does not presently expect this proposal to have a material effect on its operations. However, such proposal is expected to reduce the amount of collateral that many non-U.S. domiciled companies will need to post to secure their obligations to U.S. domiciled insurers and reinsurers.

TRH’s international operations are regulated in various jurisdictions with respect to licensing requirements, currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possible tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted. Regulations governing constitution of technical reserves and remittance of balances in some countries may hinder remittance of profits and repatriation of assets.

The Terrorism Risk Insurance Act of 2002 (“TRIA”) was signed into law in November 2002 and extended for two years in December 2005. TRIA provided coverage to the insurance industry for acts of terrorism, as defined by TRIA. The Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) greatly increased the portion of the loss the insurance industry would pay in the event of a terrorist attack and reduced the number of lines covered. This coverage does not apply to reinsurers. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) extended the TRIEA program through 2014. TRIPRA removes the distinction between foreign and domestic acts of terrorism and hardens the cap on insurers’ aggregate liability at $100 billion. Additionally, TRIPRA mandates that Federal fund outlays be recouped by mandatory policyholder surcharges. In general, TRH does not provide terrorism cover under international property treaties nor does it provide cover for certified acts of terrorism, as defined by TRIEA, under domestic property treaties. TRH offers terrorism-specific treaty coverages to ceding companies on a limited basis. With respect to other lines of business, TRH assumes terrorism risk in marine, aviation and other casualty treaties after careful underwriting consideration and, in many cases, with limitations.

Within the European Union (the “EU”), the EU Reinsurance Directive of November 2005 (the “Directive”) was to be phased in commencing October 2007 and fully implemented no later than

October 2008. As of December 31, 2008, not all EU members have adopted the Directive. The Directive will lift barriers to trade within the EU for companies that are domiciled in an EU country. TRH operates within the EU through a series of foreign branches and continues to evaluate the potential impact of the implementation of the Directive, which could vary from country to country. TRH has contacted insurance regulators throughout the EU to ascertain their regulatory intent and to discuss each country’s rule applicable to TRH. Currently, TRH continues to conduct business within the EU through its foreign branches with no significant impact on its operations. As each country within the EU adopts rules implementing the Directive, TRH could be materially affected by the adopted rules. TRH may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries implementing the Directive.

In addition to the Directive, the EU is phasing in a new regulatory regime for regulation of financial services known as “Solvency II.” Solvency II is a principles based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirement of insurers and reinsurers. Solvency II is scheduled to be introduced for insurers and reinsurers in 2010 and implemented by 2012. TRH could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustment to its corporate operating structure.

Traditionally, regulatory and legislative changes affecting the insurance and reinsurance industry, as well as the financial services industry as a whole, are conducted in an organized and structured manner usually encompassing the issuance of draft legislation or regulations and a significant period for review, evaluation and comment by the industry and markets. As a result of the displacement in the financial markets and its impact on the insurance and reinsurance industry, legislators and/or regulators may feel compelled to pass new rules in an expedited manner without the normal review periods. The passage of new regulatory rules on an expedited basis may have a materially adverse impact on TRH if those rules increase the cost of doing business or restrict TRH’s ability to underwrite certain lines of business and/or make certain investments without providing TRH with the normal amount of time to review the new rules, assess their impact on TRH and allow TRH to alter its business strategies or restructure in the most efficient manner.

Relationship with the AIG Group

Control of the Company

AIG, a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both general insurance and life insurance and retirement services operations. Other significant activities include financial services and asset management. AIG subsidiaries other than TRH, collectively, are among the largest purchasers of reinsurance in the insurance industry based on premiums ceded.

As of December 31, 2008, 2007 and 2006, AIG beneficially owned approximately 59% of the Company’s outstanding shares. As of December 31, 2008, one of the Company’s eight current directors, Thomas R. Tizzio, was a retired executive officer of AIG. Mr. Tizzio is a Retired Senior Vice Chairman and Honorary Director of AIG.

Between July 1, 2008 and October 24, 2008, two of the Company’s nine directors, Steven J. Bensinger and Mr. Tizzio, were active, former or retired executive officers of AIG. Mr. Bensinger resigned as Vice Chairman—Financial Services and Chief Financial Officer of AIG on October 9, 2008.

Between January 1, 2008 and June 30, 2008, three of the Company’s ten directors, Mr. Bensinger, Martin J. Sullivan and Mr. Tizzio, were active, former or retired executive officers of AIG. Mr. Sullivan was a Director, President and Chief Executive Officer of AIG until June 15, 2008.

As of December 31, 2007, three of the Company’s ten current directors were active executive officers of AIG, or in the case of Mr. Tizzio retired, and held a number of executive positions with AIG, including the following: Mr. Bensinger was an Executive Vice President and Chief Financial Officer; Mr.

Sullivan was a Director, President and Chief Executive Officer; and Mr. Tizzio was a Retired Senior Vice Chairman and Honorary Director.

As of December 31, 2006, three of the Company’s nine directors were active executive officers of AIG, or in the case of Mr. Tizzio retired, and held a number of executive positions with AIG, including the following: Mr. Bensinger was an Executive Vice President and Chief Financial Officer; Mr. Sullivan was a Director, President and Chief Executive Officer; and Mr. Tizzio was a Retired Senior Vice Chairman and Honorary Director.

Recent Actions by AIG which Impact TRH

In September 2008, AIG experienced a severe strain on its liquidity that resulted in AIG entering into an $85 billion credit agreement, subsequently reduced to $60 billion (“AIG’s Fed Credit Agreement”), with the Federal Reserve Bank of New York (the “NY Fed”), and, pursuant to that agreement, agreed to issue 100,000 shares of AIG Series C Perpetual, Convertible, Participating Preferred Stock (“AIG’s Series C Preferred Stock”) to a trust for the benefit of the U.S. Treasury (the “Trust”). AIG’s Fed Credit Agreement is secured by, among other things, 17.1 million shares of the Company’s common stock held directly by AIG; however, TRH did not guarantee AIG’s obligation under AIG’s Fed Credit Agreement and none of TRH’s assets were pledged to secure AIG’s obligations under AIG’s Fed Credit Agreement.

On September 29, 2008, AIG filed an amendment to its Schedule 13D relating to the Company, stating, among other things, that “AIG is exploring all strategic alternatives in connection with a potential disposition or other monetization of its...interest in the Company.” In October 2008, AIG announced a restructuring of its operations, and its intent to retain its U.S. property and casualty and foreign general insurance businesses, and to retain a continuing ownership interest in certain of its foreign life insurance operations, while exploring divestiture opportunities for its remaining businesses. Proceeds from these sales are contractually required to be applied toward the repayment of AIG’s Fed Credit Agreement.

A special committee of the Company’s independent directors (the “Special Committee”) was subsequently formed to evaluate proposals received from AIG relating to the possible disposition of, or other transactions involving, AIG’s 59% beneficial ownership of the Company as well as any related business combination transactions involving TRH’s outstanding shares. The Special Committee is continuing its process; however, there can be no assurance as to whether or when AIG will dispose of all or any portion of its interest in the Company or whether or when the Company will engage in any transaction.

In October 2008, TRH adopted an employee retention plan covering a significant number of its employees, including its senior-most management. Salary expense associated with this plan totaled approximately $8 million in 2008 and is expected to total approximately $20 million in 2009. (See Note 19 of Notes to Consolidated Financial Statements.)

Pursuant to AIG’s Fed Credit Agreement, AIG will be required to issue AIG’s Series C Preferred Stock. It is expected that AIG’s Series C Preferred Stock will not be redeemable and will, to the extent permitted by law, vote with AIG common stock as a single class and represent 77.9% of the voting power of AIG’s common stock.

In February 2009, AIG received a waiver from the NY Fed stating that neither the Company nor its wholly-owned subsidiary PRMS are deemed to be “restricted subsidiaries” as that term is defined under AIG’s Fed Credit Agreement. If such entities had been deemed to be “restricted subsidiaries,” then they may have been subject to various restrictive covenants and compliance obligations under AIG’s Fed Credit Agreement. TRH’s other subsidiaries are not deemed to be “restricted subsidiaries” under AIG’s Fed Credit Agreement as they are regulated insurance subsidiaries. TRH is not a party to AIG’s Fed Credit Agreement and has not received the benefit of any funding thereunder.

TRH is subject to various regulatory requirements and is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (“Arrangements”) that contain provisions giving regulators and counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries, as applicable. Whether the issuance of AIG’s Series C Preferred Stock will constitute a change in control of the Company or any of its subsidiaries under any of such Arrangements is dependent upon the specific provisions thereof. Based upon the facts and circumstances known to TRH as of the date hereof, TRH does not believe that the exercise of rights, if any, accruing to regulators and counterparties as a result of the issuance of AIG’s Series C Preferred Stock will have a material impact on TRH.

Additionally, a sale of AIG’s interest in the Company could result in a change of control of TRH under a significant portion of TRH’s reinsurance agreements. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and TRH may be required to provide collateral to secure premium and reserve balances or be required to cancel and commute contracts, subject to an agreement between the parties that may be settled in arbitration. If the contract is cancelled on a cut-off basis, TRH may be required to return unearned premiums, net of commissions.

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

See Item 1A. Risk Factors for a description of the possible impact of AIG’s recent actions on TRH.

AIG Group Reinsurance

AIG offers TRH the opportunity to participate in a significant amount of property and casualty reinsurance purchased by other subsidiaries of AIG. TRH either accepts or rejects such reinsurance offered based upon TRH’s assessment of risk selection, pricing, terms and conditions. Except where insurance business written by AIG subsidiaries is almost entirely reinsured by TRH by prearrangement, TRH has generally not set terms and conditions as lead underwriter with respect to the treaty reinsurance purchased by other subsidiaries of AIG; however, TRH may in the future set terms and conditions with respect to such business as lead underwriter and intends that the terms and conditions of any such reinsurance will be negotiated on an arm’s length basis. The operating management of TRH is not employed by the AIG Group, and the Underwriting and Risk Management Committee of the Board of Directors of the Company, which includes three independent directors of the Company who are not current or former executive officers of the AIG Group, monitor TRH’s underwriting policies.

Approximately $550 million (12%), $555 million (13%) and $593 million (15%) of gross premiums written by TRH in the years 2008, 2007 and 2006, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG, for the production of which TRH recorded ceding commissions totaling approximately $99 million, $114 million and $140 million, respectively, in such years. In 2008, 2007 and 2006, the great majority of such gross premiums written were recorded in the property, other liability, medical malpractice and ocean marine and aviation lines. Of the premiums assumed from other subsidiaries of AIG, $241 million, $248 million and $227 million in 2008, 2007 and 2006, respectively, represent premiums resulting from certain insurance business written by other AIG subsidiaries that is almost entirely reinsured by TRH by prearrangement, for the production of which TRH recorded ceding commissions to such AIG subsidiaries totaling approximately $30 million, $41 million and $40 million, respectively, in such years. TRH has no goal with respect to the proportion of AIG Group subsidiary versus non-AIG Group subsidiary business it accepts. TRH’s objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall underwriting results. (See Note 14 of Notes to Consolidated Financial Statements.)

TRH retroceded premiums written to other subsidiaries of AIG in the years 2008, 2007 and 2006 of approximately $188 million, $143 million and $135 million, respectively, and received ceding commissions of approximately $17 million, $13 million and $14 million, respectively, for the production of such business in such years. Virtually the entire amount of such retrocessions to AIG subsidiaries in 2008, 2007 and 2006 consist of amounts which, by prearrangement with TRH, were assumed from a subsidiary of AIG and then ceded in an equal amount to other subsidiaries of AIG. (See Note 16.)

Senior Notes Purchased by AIG Subsidiaries

In December 2005, certain subsidiaries of AIG purchased, and at December 31, 2008 still hold, $450 million aggregate principal amount of the Company’s 5.75% senior notes due in 2015. Such amount comprises 62% of the total outstanding amount of such notes as of December 31, 2008. (See Note 7 of Notes to Consolidated Financial Statements.)

Available Information

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

Because TRH underwrites property and casualty reinsurance and has large aggregate exposures to natural and man-made disasters, TRH expects that its loss experience will from time to time include events of great severity. The frequency and severity of catastrophe losses are inherently unpredictable, particularly in light of the acceleration of climate change. Consequently, the occurrence of losses from a severe catastrophe or series of catastrophes could have a material adverse effect on TRH’s financial condition, results of operations and cash flows. Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years, and TRH expects that those factors will increase the severity of catastrophe losses in the future.

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

Best, S&P and Moody’s are generally considered to be significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Financial strength and credit ratings by these rating agencies are important factors in establishing competitive position for insurance and reinsurance companies. Financial strength ratings measure a company’s ability to meet its obligations to contract holders. Credit ratings measure a company’s ability to repay its obligations and directly affect the cost and availability of unsecured financing. Ratings are subject to periodic review at the discretion of each respective rating agency and may be revised downward or revoked at their sole discretion. Rating agencies also may increase their scrutiny of rated companies, revise their rating standards or take other action. In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer or an affiliated company. Therefore, a downgrade of a rating of the Company or its operating subsidiaries may dissuade a ceding company from reinsuring with the Company’s operating subsidiaries in the future and may influence a ceding company to reinsure with a competitor of TRH that has a higher financial strength rating. In general, if TRC’s, Putnam’s or TRZ’s insurer financial strength ratings and/or financial strength ratings from these rating agencies fall below “A-”, certain rating agency triggers in TRH’s contracts would allow customers to elect to take a number of actions such as 1) terminating the contracts on a run-off or cut-off basis; 2) requiring TRH to post collateral for all or a portion of the obligations; or 3) require commutation under the contract as described below. A downgrade of the debt ratings of the Company may also increase future borrowing costs, if any.

On September 15, 2008, due to the deterioration of the financial strength and flexibility of AIG, Best downgraded the ratings of AIG and most of its subsidiaries. Best downgraded the financial strength ratings of the Company’s major operating subsidiaries, TRC, Putnam and TRZ, to “A (Excellent)” from “A+ (Superior)” and the issuer credit ratings to “a” from “aa-”. Best also downgraded the issuer credit rating of the Company to “bbb” from “a-” and downgraded the rating assigned to the Company’s 5.75% senior notes due December 14, 2015 (the “Senior Notes”) to “bbb” from “a-”. All of these ratings have negative outlooks. The financial strength rating “A (Excellent)” represents the third highest rating level. The issuer credit rating “a” represents the sixth highest rating level and the issuer credit rating “bbb” represents the ninth highest rating level.

On January 20, 2009, S&P lowered the ratings of the Company and its major operating subsidiaries stating that this action reflected “TRH’s inability to meet operating performance expectations over time and, to a lesser extent, concerns that the uncertainty surrounding the majority ownership stake of AIG could put constraints on the company’s financial flexibility in the coming months”. S&P lowered the counterparty credit ratings and insurer financial strength ratings on each of TRC, Putnam and TRZ to “A+” (Strong) from “AA-” (Very Strong). The Company’s counterparty credit rating was lowered to “BBB+” from “A-”. The outlook for these ratings is stable. The Company’s senior unsecured debt rating and its Senior Notes’ rating were also lowered to “BBB+” from “A-”. The counterparty credit rating and insurer financial strength rating “A+” represents the fifth highest level. The counterparty credit rating “BBB+” represents the eighth highest level.

Moody’s maintains an insurance financial strength rating of “Aa3” (Excellent) on TRC. This rating is the fourth highest rating level. On September 15, 2008, while affirming TRC’s financial strength rating of “Aa3”, Moody’s lowered the senior unsecured debt rating of the Company to “A3” from “A2”, noting that the debt rating previously incorporated one notch of rating uplift from AIG’s ownership stake and that Moody’s increasingly assesses TRH on a stand-alone basis. The Company’s senior unsecured debt rating (“A3”) is the seventh highest level. On October 3, 2008, following AIG’s announcement of a restructuring plan related to the facility created under AIG’s Fed Credit Agreement, Moody’s placed these ratings on review with direction uncertain, signaling potential sales to buyers whose credit profiles could be stronger, weaker or similar to that of AIG.

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

A significant portion of TRH’s in-force treaty contracts as of December 31, 2008 permit the ceding company to cancel the contract on a cut-off or run-off basis if TRH’s operating subsidiaries’ financial strength rating is downgraded below a certain rating level, generally “A-”. TRC’s and TRZ’s financial strength ratings are at least two levels above the most common trigger point. In addition, contracts may also permit the ceding company to cancel the contract if there is a significant decline in the statutory surplus of TRC, generally of at least 20%.

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

TRH may secure its obligations under its various reinsurance contracts using trusts and letters of credit. TRH may enter into agreements with ceding companies that require TRH to provide collateral for its obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where TRH’s obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on TRH’s ratings and a downgrade of TRH’s ratings or a failure to achieve a certain rating may increase the amount of collateral TRH is required to provide. TRH may provide the collateral by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to TRH under the reinsurance contract. The amount of collateral TRH is required to provide typically represents all or a portion of the obligations TRH may owe the ceding company, often including estimates made by the ceding company of IBNR claims. Since TRH may be required to provide collateral based on the ceding company’s estimate, TRH may be obligated to provide collateral that exceeds its estimates of the ultimate liability to the ceding company. An increase in the amount of collateral TRH is obligated to provide to secure its obligations may have an adverse impact on TRH’s ability to write additional reinsurance.

Uncertainty about the continued ownership by AIG of a majority of the Company’s outstanding shares may have an adverse effect on TRH.

In September 2008, AIG experienced a severe strain on its liquidity that resulted in AIG entering into AIG’s Fed Credit Agreement with the NY Fed, and, pursuant to that agreement, agreed to issue 100,000 shares of AIG’s Series C Preferred Stock to the Trust. AIG’s Fed Credit Agreement is secured by, among other things, 17.1 million shares of the Company’s common stock held directly by AIG; however, TRH did not guarantee AIG’s obligation under AIG’s Fed Credit Agreement and none of TRH’s assets were pledged to secure AIG’s obligations under AIG’s Fed Credit Agreement.

On September 29, 2008, AIG filed an amendment to its Schedule 13D relating to the Company, stating, among other things, that “AIG is exploring all strategic alternatives in connection with a potential disposition or other monetization of its...interest in the Company.” In October 2008, AIG announced a restructuring of its operations, and its intent to retain its U.S. property and casualty and foreign general insurance businesses, and to retain a continuing ownership interest in certain of its foreign life insurance operations, while exploring divestiture opportunities for its remaining businesses. Proceeds from these sales are contractually required to be applied toward the repayment of AIG’s Fed Credit Agreement.

A special committee of the Company’s independent directors (the “Special Committee”) was subsequently formed to evaluate proposals received from AIG relating to the possible disposition of, or other transactions involving, AIG’s 59% beneficial ownership of the Company as well as any related business combination transactions involving TRH’s outstanding shares. The Special Committee is continuing its process; however, there can be no assurance as to whether or when AIG will dispose of all or any portion of its interest in the Company or whether or when the Company will engage in any transaction.

In October 2008, TRH adopted an employee retention plan covering a significant number of its employees, including its senior-most management. Salary expense associated with this plan totaled approximately $8 million in 2008 and is expected to total approximately $20 million in 2009. (See Note 19 of Notes to Consolidated Financial Statements.)

Pursuant to AIG’s Fed Credit Agreement, AIG will be required to issue AIG’s Series C Preferred Stock. It is expected that AIG’s Series C Preferred Stock will not be redeemable and will, to the extent permitted by law, vote with AIG common stock as a single class and represent 77.9% of the voting power of AIG’s common stock.

In February 2009, AIG received a waiver from the NY Fed stating that neither the Company nor its wholly-owned subsidiary PRMS are deemed to be “restricted subsidiaries” as that term is defined under AIG’s Fed Credit Agreement. If such entities had been deemed to be “restricted subsidiaries,” then they may have been subject to various restrictive covenants and compliance obligations under AIG’s Fed Credit Agreement. TRH’s other subsidiaries are not deemed to be “restricted subsidiaries” under AIG’s Fed Credit Agreement as they are regulated insurance subsidiaries. TRH is not a party to AIG’s Fed Credit Agreement and has not received the benefit of any funding thereunder.

Continuing uncertainty surrounding AIG’s ownership interest in the Company may continue to impact TRH’s ability to obtain new and renewal business, result in employee retention issues and further negatively impact TRH’s financial strength and credit ratings, all of which could adversely impact TRH’s financial results in future periods. In addition, as AIG provides certain services to TRH (see Note 14 of Notes to Consolidated Financial Statements), a sale of AIG’s interest in TRH may result in additional operating expenses in the future.

TRH is also subject to various regulatory requirements and is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (“Arrangements”) that contain provisions giving regulators and counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of TRH or its subsidiaries, as applicable.

Additionally, a sale of AIG’s interest in the Company could result in a change of control of TRH under a significant portion of TRH’s reinsurance agreements. If a change in control occurs, the cedant may be permitted to cancel the contract on a cut-off or run-off basis, and TRH may be required to provide collateral to secure premium and reserve balances or be required to cancel and commute the contract, subject to an agreement between the parties that may be settled in arbitration. If the contract is cancelled on a cut-off basis, TRH may be required to return unearned premiums, net of commissions.

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

Subject to the limitations expressed above, TRH estimates that with respect to a change in control of TRH, approximately $650 million of unearned premiums, which is net of estimated commissions, could be subject to return to the ceding company should every cedant exercise their contractual termination right, including the right of commutation. With respect to gross loss reserves, approximately $980 million of gross loss reserves are subject to commutation. Should cedants invoke the right to commute, an amount would be payable by TRH to the respective ceding companies representing both a return of unearned premiums and a settlement of loss reserves. Such amount would typically consider a discount to the financial statement loss reserve value, reflecting the time value of money resident in the ultimate settlement of such loss reserves.

In the event of a change of control of TRH, approximately $120 million of unearned premiums and approximately $970 million of gross loss reserves could be subject to collateralization requirements. Collateral requirements may take the form of trust agreements, funded by securities held, or letters of credit. It is important to note that there is significant duplication in the amounts that are subject to either collateralization or commutation as many contracts have multiple options.

Of such amounts that are subject to collateralization or commutation, contracts with AIG subsidiaries account for approximately $100 million of unearned premiums and approximately $700 million gross loss reserves.

If a sale of AIG’s interest in the Company is announced, TRH may engage in discussions and activities with regulators and counterparties to take necessary actions to remedy, amend, or comply with the provisions of the Arrangements. However, TRH cannot presently predict the effects, if any, a change of control will have on such Arrangements, including the extent to which cancellation rights would be exercised, if at all, or on TRH’s financial condition, results of operations, or cash flows, but such effect could be material.

In addition to a sale of AIG’s direct interest in TRH, upon the issuance of AIG’s Series C Preferred Stock to the Trust, the Trust will obtain control of AIG. The issuance of AIG’s Series C Preferred Stock may be deemed a change of control of AIG. Whether the issuance of AIG’s Series C Preferred Stock will constitute a change in control of the Company or any of its subsidiaries under any of such Arrangements is dependent upon the specific provisions thereof. Based upon the facts and circumstances known to TRH as of the date hereof, TRH does not believe that the exercise of rights, if any, accruing to regulators and counterparties as a result of the issuance of AIG’s Series C Preferred Stock will have a material impact on TRH.

TRH’s business may continue to be adversely affected by AIG’s recent liquidity problems.

TRH’s business depends upon the financial stability (both actual and perceived) of the Company and its subsidiaries. AIG’s recent liquidity problems may continue to negatively affect perceptions of TRH’s ability to meet its financial obligations. Perceptions that TRH or its subsidiaries may not be able to meet their obligations could negatively impact TRH’s business in many ways including, among others:

•	rating downgrades by major rating agencies (see above for the potential implications to TRH of rating agency downgrades);

•	customers and other parties being more cautious about doing business with TRH; and

•	requests by customers and other parties to terminate or renegotiate existing contractual relationships.

As part of AIG’s recent liquidity problems AIG entered into AIG’s Fed Credit Agreement with the NY Fed (see Relationship with the AIG Group–Recent Actions by AIG which Impact TRH). AIG pledged 17.1 million shares of the Company’s common stock held directly by AIG to secure its obligations under AIG’s Fed Credit Agreement. In the event that the NY Fed were to perfect its interest and take control of the shares of the Company pledged to secure AIG’s obligations, TRH may be further negatively impacted as some companies may be restricted from doing business with or may become more cautious about doing business with TRH or its subsidiaries.

If TRH’s risk management methods and pricing models are not effective, TRH’s financial condition, results of operations and cash flows could be materially adversely affected.

TRH’s property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters, including those that may result from terrorist activity. TRH is also exposed to multiple insured losses arising out of a single occurrence that have the potential to accumulate to material amounts and affect multiple risks/programs and classes of business. TRH uses modeling techniques to manage certain of such risks to acceptable limits, although current techniques used to estimate the exposure may not accurately predict the probability of such an event nor the extent of resulting losses. In addition, TRH may purchase retrocession protection designed to limit the amount of losses that TRH may incur. Retrocession arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH. Moreover, from time to time, market conditions may limit and in some cases prevent reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their risk management. It is likely that TRH will face more difficulty obtaining certain retrocession protection in the future given current market conditions, and will also be required to pay higher prices for such protections than in the recent past. If TRH is unable to obtain retrocessional coverage in the amounts it desires or on acceptable terms, TRH’s capacity and appetite for risk could change, and TRH’s financial condition and results of operations may be materially adversely affected.

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

Historically, property and casualty reinsurers have experienced significant fluctuations in operating results. Demand for reinsurance is influenced significantly by underwriting and investment results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies’ decisions as to the amount or portion of risk that they retain for their own accounts and consequently how much they decide to cede to reinsurance companies. The supply of reinsurance is related to prevailing prices, the levels of insured losses, and levels of industry surplus, among other factors, that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. In addition, the supply of reinsurance is affected by a reinsurer’s confidence in its ability to accurately assess the probability of expected underwriting outcomes, particularly as respects catastrophe losses. As a result, the property and casualty reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable pricing.

The cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile and unpredictable developments, including what TRH believes to be a trend of courts to grant increasingly larger awards for certain damages, changes in the political, social or economic environment, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), man-made disasters (such as those arising from terrorist activities), fluctuations in interest rates, changes in the investment environment that affect market prices of and returns on investments and inflationary pressures that may affect the size of losses experienced by primary insurers. TRH cannot predict whether market conditions will improve, remain constant or deteriorate. Unfavorable market conditions may affect TRH’s ability to write reinsurance at rates that it considers appropriate relative to the risk assumed. If TRH cannot write property and casualty reinsurance at appropriate rates, its ability to transact reinsurance business would be significantly and adversely affected.

Increased competition could adversely affect TRH’s profitability.

The property and casualty reinsurance industry is highly competitive in virtually all lines. TRH could face increased competition from new market entrants, existing market participants devoting additional capital to the types of business written by TRH, alternatives to reinsurance available to cedants, such as capital market alternatives, and government sponsored reinsurance entities.

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

TRH competes in the United States and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater resources than TRH or operate in different regulatory jurisdictions and tax environments. TRH’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, domestic and European underwriting syndicates and in some instances with government owned or subsidized facilities. Certain of these competitors have been operating substantially longer than TRH has and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage.

Traditional reinsurers as well as capital market participants from time to time produce alternative products or reinsurance vehicles (such as reinsurance securitizations, catastrophe bonds, various derivatives such as swaps and sidecars) that may compete with certain types of reinsurance, such as property catastrophe. Hedge funds may provide reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business. Over time, these numerous initiatives could significantly affect supply, pricing and competition in the reinsurance industry.

In December 2006, the Florida legislature adopted legislation, since signed into law, which directed the Florida Hurricane Catastrophe Fund to more than double its catastrophe reinsurance fund limit. The rate for this coverage is mandated to be significantly below the prevailing market rate. The same law froze current property insurance rates and imposed a moratorium on policy non-renewals. Several other Southeast states have publicly indicated that they are considering similar proposals. While TRH cannot predict the full impact of this law, given TRH’s historical participation in this market, TRH does not presently expect the impact of this legislation to materially reduce its premiums assumed. However, this measure will likely reduce the demand for catastrophe reinsurance within the Florida market and may compel current market participants to seek greater participation in other regions and thus increase competition in other regions such as Latin America, the Caribbean, and the Coastal Mid-Atlantic and New England states.

A limited number of brokers account for a large portion of TRH’s revenues; the loss of all or a substantial portion of the business provided by them may have an adverse effect on TRH.

The great majority of TRH’s business from non-affiliates is written through brokers. In 2008, companies controlled by Aon and Marsh accounted for 27% and 15% of TRH’s consolidated revenues, respectively, and, accounted for 25% and 14%, respectively, of total gross premiums written. In addition, TRH’s largest 10 brokers accounted for 58% of total gross premiums written in 2008. These brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with TRH. The loss of all or a substantial portion of the business provided by TRH’s brokers could have a material adverse effect on TRH.

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

Certain of TRH’s investments may become illiquid. TRH’s investments include fixed maturities (including asset-backed securities), equity investments and limited partnerships (including hedge funds and private equities). The current disruption in the credit and financial markets may materially affect the liquidity of TRH’s investments, including residential mortgage-backed securities which represent 3% of total investments. If TRH requires significant amounts of cash on short notice in excess of normal cash requirements in a period of market illiquidity, then TRH may have difficulty selling investments in a timely manner or may be forced to dispose of them for less than what TRH might otherwise have been able to under other conditions.

Furthermore, TRH does not currently have a credit facility to help it respond to any liquidity problems it may encounter, and expects that it will be difficult to obtain a credit facility in the short-term. In addition, the current disruptions in the credit and financial markets, combined with the recent decline in the Company’s stock price, will make it more difficult for TRH to raise cash in the capital markets.

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

The valuation of TRH’s investments includes methodologies, estimations and assumptions which are subject to differing interpretations; these differing interpretations could result in changes to investment valuations that may adversely affect TRH’s results of operations or financial condition.

The vast majority of TRH’s investments are fixed maturity investments which are subject to the classification provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 requires assets recorded at fair value in the consolidated balance sheet to be measured and classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair values.

Level 1 assets use fair value measurements that are quoted prices (unadjusted) in active markets that TRH has the ability to access for identical assets.

Level 2 assets use fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 assets use fair value measurements based on valuation techniques that use significant inputs that are unobservable. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Securities that are less liquid are more difficult to value and trade. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the securities in TRH’s investment portfolio, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. In addition, prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.

As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated, thereby resulting in values which may be greater or less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within TRH’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on TRH’s results of operations or financial condition.

The determination of the amount of impairments taken on TRH’s investments is subjective and could materially impact TRH’s results of operations or financial position.

The determination that a security has incurred an other-than-temporary decline in value requires the judgment of TRH’s management and consideration of the fundamental condition of the issuer, its near-term prospects and all relevant facts and circumstances.

At each balance sheet date, TRH evaluates its securities holdings with unrealized losses. When TRH does not intend to hold such securities until they have recovered their cost basis, TRH records the unrealized loss in income as a realized capital loss. If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists. There can, however, be no assurance that TRH has accurately assessed the level of impairments reflected in its financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

An investment is impaired if its fair value falls below its cost or amortized cost. The determination of whether an impairment is other-than-temporary is subjective and involves the considerable judgment and the consideration of various factors and circumstances. The significant factors include:

•	the severity of the decline in fair value

•	the length of time the fair value is below cost

•	issuer financial condition, including profitability and cash flows

•	credit status of the issuer

•	the issuer’s specific and general competitive environment

•	published reports

•	general economic environment

•	regulatory and legislative environment

•	other factors as may become available from time to time

The impact of governmental actions made in response to the economic crisis on TRH is difficult to determine at this time.

In response to the financial crises affecting the credit and financial markets and concern about financial institutions’ ongoing viability, numerous regulatory and governmental actions have been taken or proposed. Within the U.S., the Federal Reserve has taken action through reduced federal funds rates and the expansion of acceptable collateral for its loans to provide additional liquidity. Numerous financial institutions have received and may continue to receive capital both in the form of emergency loans and direct Treasury equity investments. In addition, in February 2009, the U.S. Congress passed a $787 billion “economic stimulus” plan. Within the United Kingdom and Europe, similar actions including interest rate cuts and capital injections into financial institutions have been undertaken. It is possible that some of our competitors may participate in some of these programs.

An additional regulatory concern involving residential mortgage-backed securities is “cram-down legislation” currently under consideration in the U.S. Congress. If passed, this legislation would reallocate losses from defaults on the underlying residential mortgages across all tranches of the security, effectively negating the contractual terms of the security. TRH has investments in residential mortgage-backed securities. Should this legislation become law, certain securities held by TRH at December 31, 2008 could be put at greater risk for loss and could be downgraded to below investment grade by one or more rating agencies.

There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on TRH’s financial condition, results of operations and cash flows in particular.

Difficult and volatile conditions in the global capital and credit markets and in the overall economy could materially and adversely affect TRH’s operating results, investment portfolio and financial condition.

Ongoing disruption and volatility in the global capital and credit markets and in the overall economy affects TRH’s business in a number of ways, including the following:

•	Disruption in the capital and credit markets may increase claims activity in TRH’s reinsurance lines such as D&O, E&O, credit and, to a limited extent, mortgage guaranty business;

•	Significant fluctuations in the fixed maturities, asset-backed securities and equities markets could reduce TRH’s investment returns and the value of its investment portfolio; and

•	Volatility in the capital and credit markets makes it more difficult to access those markets, if necessary, to maintain or improve TRH’s financial strength and credit ratings or to generate liquidity.

It is difficult to predict how long these conditions will exist and how TRH’s markets, business and investments will continue to be adversely affected. Accordingly, these conditions could have a material adverse effect on TRH’s consolidated financial condition or results of operations in future periods.

TRH may be adversely affected by the impact of market volatility and interest rate and foreign currency exchange rate fluctuations.

TRH’s principal invested assets are fixed maturity investments and other interest rate sensitive securities, which are subject to the market risk of potential losses from adverse changes in interest rates, credit spreads or trading liquidity and may also be adversely affected by foreign currency exchange rate fluctuations. Depending on TRH’s classification of its investments as available for sale or other, changes in the fair value of TRH’s securities are reflected in the Consolidated Balance Sheet and/or Statement of Operations. TRH’s investment portfolio is also subject to credit risk resulting from adverse changes in the issuers’ ability to repay the debt or the ability of bond insurers to meet their obligations to provide insurance if an issuer is unable to repay its debt. Moreover, many issuers are facing liquidity pressures as a result of the current economic downturn and, in turn, may be subject to downgrades by the credit rating agencies in the future. These risks could materially adversely affect TRH’s results of operations and/or financial condition.

A principal exposure to foreign currency risk is TRH’s obligation to settle claims in foreign currencies. The possibility exists that TRH may incur foreign currency exchange gains or losses as TRH ultimately settles claims required to be paid in foreign currencies. To mitigate this risk, TRH also maintains investments denominated in certain foreign currencies in which the claims payments will be made. To the extent TRH does not seek to hedge its foreign currency risk or hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rates could materially adversely affect TRH’s results of operations or financial condition.

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

Within the EU, the Directive was to be phased in commencing October 2007 and fully implemented no later than October 2008. As of December 31, 2008, not all EU members have adopted the Directive. The Directive will lift barriers to trade within the EU for companies that are domiciled in an EU country. TRH operates within the EU through a series of foreign branches and continues to evaluate the potential impact of the implementation of the Directive which could vary from country to country. TRH has contacted insurance regulators throughout the EU to ascertain their regulatory intent and to discuss each country’s rule applicable to TRH. Currently, TRH continues to conduct business within the EU through its foreign branches with no significant impact on its operations. As each country within the EU adopts rules implementing the Directive, TRH could be materially affected by the adopted rules. TRH may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries implementing the Directive.

In addition to the Directive, the EU is phasing in a new regulatory regime for regulation of financial services known as “Solvency II.” Solvency II is a principles based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirement of insurers and reinsurers. Solvency II is scheduled to be introduced for insurers and reinsurers in 2010 and implemented by 2012. TRH could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustment to its corporate operating structure.

Traditionally, regulatory and legislative changes affecting the insurance and reinsurance industries, as well as the financial services industry as a whole, are conducted in an organized and structured manner usually encompassing the issuance of draft legislation or regulations and a significant period for review, evaluation and comment by the industry and markets. As a result of the displacement in the financial markets and its impact on the insurance and reinsurance industry, legislators and/or regulators may feel compelled to pass new rules in an expedited manner without the normal review periods. The passage of new regulatory rules on an expedited basis may have a materially adverse impact on TRH if those rules increase the cost of doing business or restrict TRH’s ability to underwrite certain lines of business and/or make certain investments without providing TRH with the normal amount of time to review the new rules, assess their impact on TRH and allow TRH to alter its business strategies or restructure in the most efficient manner.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2008, the office space of TRH’s New York headquarters and its Chicago and Toronto offices are rented from the AIG Group, which leases it from others. The lease for the office space occupied by TRH’s New York headquarters expires in 2021. The Arlington, Columbus, Overland Park, San Francisco, Stamford, Miami, Buenos Aires, Rio de Janeiro, Panama City, London, Paris, Zurich, Warsaw, Munich, Hong Kong, Shanghai, Tokyo and Sydney offices are rented from third parties.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales prices and the dividends declared per share of Transatlantic Holdings, Inc. (the “Company”) Common Stock (“TRH shares”) on the New York Stock Exchange Composite Tape for each of the four quarters of 2008 and 2007:

	2008			2007
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$73.70	$62.75	$0.160	$66.50	$60.49	$0.135
Second Quarter	69.51	56.47	0.190	72.52	65.31	0.160
Third Quarter	66.95	53.64	0.190	75.78	58.84	0.160
Fourth Quarter	56.83	31.16	0.190	75.05	68.69	0.160

The Company paid each dividend in the quarter following the quarter of declaration.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s consolidated earnings, financial condition and business needs, capital and surplus requirements of the Company’s operating subsidiaries, regulatory considerations and other factors. See Note 15 of Notes to Consolidated Financial Statements for restrictions on the Company’s operating subsidiaries’ ability to pay dividends.

As of January 31, 2009, the approximate number of holders of TRH shares, including those whose TRH shares are held in nominee name, was 32,000.

In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of TRH shares in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of December 31, 2008, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the fourth quarter of 2008. The preceding does not include 44,389 shares relating to restricted stock units (“RSU”) vesting in the three months ended December 31, 2008 that were attested to in satisfaction of withholding taxes relating to the issuance of TRH shares for vested RSUs by holders of the Company’s employee RSUs.

Performance Graph

The following Performance Graph compares the cumulative total return to stockholders on TRH shares for a five-year period (December 31, 2003 to December 31, 2008) with the cumulative total return of the S&P 500 stock index (the “S&P 500 Index”) and a peer group of companies (the “Peer Group”) consisting of fifteen reinsurance companies to which TRH compares its business and operations: Arch Capital Group Ltd., Axis Capital Holdings Ltd., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., IPC Holdings Ltd., Max Capital Group Ltd., Montpelier Re Holdings Ltd., Odyssey Re Holdings Corp., Partner Re Ltd., Platinum Underwriters Holdings, Ltd., PXRE Group Ltd. (through August 6, 2007 when it was acquired by Argo Group International Holdings, Ltd.), RenaissanceRe Holdings Ltd., SCOR, SCOR Holding (Switzerland) (formerly known as Converium Holding AG through June 27, 2008 when it was delisted) and Swiss Reinsurance Co. The performance of PXRE Group Ltd. and SCOR Holding (Switzerland) are included for a shorter period since they were not public companies for the entire five-year performance period. Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

Cumulative Total Return to Stockholders
Value of $100 Invested in December 2003

Company / Index	Dec. 2003	Dec. 2004	Dec. 2005	Dec. 2006	Dec. 2007	Dec. 2008
Transatlantic Holdings, Inc.	$100.00	$96.24	$105.35	$98.18	$115.86	$64.74
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	103.00	106.14	122.28	120.04	100.32

Item 6. Selected Financial Data

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

The Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Net premiums written	$4,108,092	$3,952,899	$3,633,440	$3,466,353	$3,749,274
Net premiums earned	4,067,389	3,902,669	3,604,094	3,384,994	3,661,090
Net investment income	440,451	469,772	434,540	343,247	306,786
Realized net capital (losses) gains(1)	(435,541)	9,389	10,862	39,884	22,181
Gain on early extinguishment of debt	10,250	—	—	—	—
Revenues	4,082,549	4,381,830	4,049,496	3,768,125	3,990,057
Income (loss) before income taxes(2)	3,223	595,752	539,908	(46,098)	276,212
Net income	102,254	487,141	428,152	37,910	254,584
Per Common Share:(3)
Net income:
Basic	$1.54	$7.37	$6.49	$0.58	$3.87
Diluted	1.53	7.31	6.46	0.57	3.85
Cash dividends declared	0.73	0.62	0.53	0.46	0.39
Share Data:(3)
Weighted average common shares outstanding:
Basic	66,270	66,124	65,955	65,836	65,731
Diluted	66,722	66,654	66,266	66,169	66,189
Ratios:(4)
Loss ratio	71.5%	67.6%	68.3%	85.0%	75.3%
Underwriting expense ratio	27.0	27.7	27.7	27.0	26.2
Combined ratio	98.5	95.3	96.0	112.0	101.5
Balance Sheet Data (at year end):
Investments and cash	$10,518,477	$12,755,972	$11,336,096	$9,241,837	$8,287,003
Assets	13,376,938	15,484,327	14,268,464	12,364,676	10,605,292
Unpaid losses and loss adjustment expenses	8,124,482	7,926,261	7,467,949	7,113,294	5,941,464
Unearned premiums	1,220,133	1,226,647	1,144,022	1,082,282	1,057,265
5.75% senior notes due December 14, 2015(5)	722,243	746,930	746,633	746,353	—
Stockholders’ equity	3,198,220	3,349,042	2,958,270	2,543,951	2,587,129
Book value per common share(6)	$48.19	$50.56	$44.80	$38.60	$39.30

(1)	Includes other-than-temporary impairment write-downs of $318 million in 2008, $27 million in 2007, $1 million in 2006, $2 million in 2005 and $6 million in 2004.

(2)	Includes pre-tax net catastrophe costs of $170 million in 2008, $55 million in 2007, $29 million in 2006, $544 million in 2005 and $215 million in 2004.

(3)	Share and per share data have been retroactively adjusted, as appropriate, to reflect common stock splits.

(4)

The loss ratio represents net losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. The underwriting expense ratio represents the sum of net commissions and other underwriting expenses expressed as a percentage of net premiums written. The combined ratio represents the sum of the loss ratio and the underwriting expense ratio.

(5)

Includes amounts payable to affiliates and others as follows: 2008—Affiliates $448,346; Others $273,897; 2007—Affiliates $448,158; Others $298,772; 2006—Affiliates $447,980; Others $298,653; 2005—Affiliates $447,812; Others $298,541.

(6)	Book value per common share is stockholders’ equity divided by outstanding common stock.

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

These statements are not historical facts but instead represent only TRH’s belief regarding future events and financial performance, many of which, by their nature, are inherently uncertain and outside of TRH’s control. These statements may address, among other things, TRH’s strategy and expectations for growth, product development, government and industry regulatory actions, legal matters, financial, credit and industry market conditions, financial results and reserves, as well as the expected impact on TRH of natural and man-made (e.g., terrorist attacks) catastrophic events and political, economic, legal and social conditions.

It is possible that TRH’s actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH’s actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions, financial and credit market conditions, cyclical industry conditions, credit quality, government, regulatory and accounting policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, legal and regulatory proceedings, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, the uncertainties inherent in international operations and the uncertainty surrounding AIG’s continued ownership interest in TRH.

These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of this Form 10-K. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

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

Financial Statements

The following discussion refers to the consolidated financial statements of TRH as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Notes 7, 12, 14 and 16 of Notes to Consolidated Financial Statements.)

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

TRH’s operating strategy emphasizes product and geographic diversification as key elements in managing its level of risk concentration. TRH seeks to focus on more complex risks within the casualty and property lines and adjusts its mix of business to take advantage of market opportunities. Over time, TRH has most often capitalized on market opportunities when they arise by strategically expanding operations in an existing location or opening a branch or representative office in new locations. TRH’s operations that serve international markets leverage TRH’s product knowledge, worldwide resources and financial strength, typically utilizing indigenous management and staff with a thorough knowledge of local markets and product characteristics.

In 2008, casualty lines comprised 70% of TRH’s net premiums written, while property lines totaled 30%. In addition, treaty reinsurance totaled 97% of net premiums written, with the balance representing facultative accounts. Moreover, business written by international operations represented 50% of net premiums written in 2008.

TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and income from investments. The great majority of TRH’s investments are in fixed maturity securities held to maturity and available for sale with an average duration of 6.0 years as of December 31, 2008. In general, premiums are received significantly in advance of related claims payments.

American International Group, Inc. (“AIG”), which through its subsidiaries is a provider of insurance and investment products and services to businesses and individuals around the world,

beneficially owned approximately 59% of the Common Stock of the Company (“TRH shares”) as of December 31, 2008, 2007 and 2006.

Recent Actions by AIG which Impact TRH

In September 2008, AIG experienced a severe strain on its liquidity that resulted in AIG entering into an $85 billion credit agreement, subsequently reduced to $60 billion (“AIG’s Fed Credit Agreement”), with the Federal Reserve Bank of New York (the “NY Fed”). Pursuant to that agreement, AIG agreed to issue 100,000 shares of AIG’s Series C Perpetual, Convertible, Participating Preferred Stock (“AIG’s Series C Preferred Stock”) to a trust for the benefit of the U.S. Treasury. AIG’s Fed Credit Agreement is secured by, among other things, 17.1 million shares of the Company’s common stock held directly by AIG; however, TRH did not guarantee AIG’s obligation under AIG’s Fed Credit Agreement and none of TRH’s assets were pledged to secure AIG’s obligations under AIG’s Fed Credit Agreement.

On September 29, 2008, AIG filed an amendment to its Schedule 13D relating to the Company, stating, among other things, that “AIG is exploring all strategic alternatives in connection with a potential disposition or other monetization of its...interest in the Company.” In October 2008, AIG announced a restructuring of its operations, and its intent to retain its U.S. property and casualty and foreign general insurance businesses, and to retain a continuing ownership interest in certain of its foreign life insurance operations, while exploring divestiture opportunities for its remaining businesses. Proceeds from these sales are contractually required to be applied toward the repayment of AIG’s Fed Credit Agreement.

A special committee of the Company’s independent directors (the “Special Committee”) was subsequently formed to evaluate proposals received from AIG relating to the possible disposition of, or other transactions involving, AIG’s 59% beneficial ownership of the Company as well as any related business combination transactions involving TRH’s outstanding shares. The Special Committee is continuing its process; however, there can be no assurance as to whether or when AIG will dispose of all or any portion of its interest in the Company or whether or when the Company will engage in any transaction.

In October 2008, TRH adopted an employee retention plan covering a significant number of its employees, including its senior-most management. Salary expense associated with this plan totaled approximately $8 million in 2008 and is expected to total approximately $20 million in 2009. (See Note 19 of Notes to Consolidated Financial Statements.)

Pursuant to AIG’s Fed Credit Agreement, AIG will be required to issue AIG’s Series C Preferred Stock. It is expected that AIG’s Series C Preferred Stock will not be redeemable and will, to the extent permitted by law, vote with AIG common stock as a single class and represent 77.9% of the voting power of AIG’s common stock.

In February 2009, AIG received a waiver from the NY Fed stating that neither the Company nor its wholly-owned subsidiary PRMS are deemed to be “restricted subsidiaries” as that term is defined under AIG’s Fed Credit Agreement. If such entities had been deemed to be “restricted subsidiaries,” then they may have been subject to various restrictive covenants and compliance obligations under AIG’s Fed Credit Agreement. TRH’s other subsidiaries, are not deemed to be “restricted subsidiaries” under AIG’s Fed Credit Agreement as they are regulated insurance subsidiaries. TRH is not a party to AIG’s Fed Credit Agreement and has not received the benefit of any funding thereunder.

TRH is subject to various regulatory requirements and is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (“Arrangements”) that contain provisions giving regulators and counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries, as applicable. Whether the issuance of AIG’s Series C Preferred Stock will constitute a change in control of the Company or any of its subsidiaries under any of such Arrangements is dependent upon the specific provisions thereof. Based upon the facts and circumstances known to TRH as of the date hereof, TRH does not believe that the exercise of rights, if any, accruing to regulators and counterparties as a result of the issuance of AIG’s Series C Preferred Stock will have a material impact on TRH.

Additionally, a sale of AIG’s interest in the Company could result in a change of control of TRH under a significant portion of TRH’s reinsurance agreements. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and TRH may be required to provide collateral to secure premium and reserve balances or be required to cancel and commute contracts, subject to an agreement between the parties that may be settled in arbitration. If the contract is cancelled on a cut-off basis, TRH may be required to return unearned premiums, net of commissions.

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

See Item 1A. Risk Factors for a description of the possible impact of AIG’s recent actions on TRH.

Consolidated Results

The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Years Ended December 31,
	2008		2007		2006
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount	Change From Prior Year
	(dollars in millions)
Revenues	$4,082.5	(6.8)%	$4,381.8	8.2%	$4,049.5	7.5%
Income before income taxes	3.2	(99.5)	595.8	10.3	539.9	—
Net income	102.3	(79.0)	487.1	13.8	428.2	1,029.4

Revenues decreased in 2008 compared to 2007 due primarily to significant realized net capital losses and a decrease in net investment income, partially offset by an increase in net premiums earned. The significant realized net capital losses of $435.5 million, including other-than-temporary impairment write- downs of $317.8 million, in 2008 generally resulted from declines in market values due to the downturn in the U.S. economy, turmoil in the financial markets, financial market illiquidity and issuer-specific credit events. The decrease in net investment income is due largely to a decrease in investment results from other invested assets, principally related to hedge funds, partially offset by an increase in fixed maturity income. The increase in net premiums earned emanated primarily from Domestic operations and the Miami and London branches. The most significant increases in net premiums earned occurred in the accident and health (“A&H”), property, credit and auto liability lines, partially offset by significant decreases in the fidelity and ocean marine lines. In general, changes in net premiums earned between periods are influenced by prevailing market conditions and strategic decisions by TRH’s management in recent periods.

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

Results for 2008 include pre-tax net catastrophe costs of $170 million principally arising from Hurricane Ike. Results for 2007 include pre-tax net catastrophe costs of $55 million principally arising from European Windstorm Kyrill and floods in the U.K. While there were no significant catastrophe losses occurring in 2006, the year 2006 includes pre-tax net catastrophe costs of $29 million relating to events which occurred in prior years. Catastrophe costs include losses incurred and related reinstatement premiums, the details of which can be found in Note 10 of Notes to Consolidated Financial Statements (“Note 10”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premiums to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (reduce) net premiums written and earned.

Income before income taxes and net income decreased in 2008 as compared to 2007 principally due to significant realized net capital losses, including significant other-than-temporary-impairment write-downs, and decreases in underwriting profit (loss) and net investment income. The decrease in net income between periods was mitigated by significant deferred tax benefits in 2008. The decrease in underwriting profit (loss) is largely due to decreased current accident year underwriting profit (loss) excluding catastrophe costs in 2008 compared to 2007 and a significant increase in net catastrophe costs partly offset by a decrease in net loss reserve development. Higher catastrophe costs and lower net loss reserve development in 2008 had the net impact of decreasing underwriting profit (loss) in 2008 by $47.3 million compared to 2007. (See Note 17 of Notes to Consolidated Financial Statements for underwriting profit (loss) by segment.)

Income before income taxes and net income increased in 2007 as compared to 2006 principally due to increased underwriting profit and net investment income. Net income also benefited from a lower effective tax rate in 2007. The increased underwriting profit in 2007 reflects increased premiums earned and a lower combined ratio. The lower combined ratio reflects decreased net adverse loss reserve development, offset in part by a higher level of catastrophe costs in 2007. Lower net adverse loss reserve development and higher catastrophe costs in 2007 had the impact of improving underwriting profit (loss) in 2007 by $47.7 million compared to 2006.

Underwriting profit (loss) is defined as net premiums earned less net losses and loss adjustment expenses (“LAE”) incurred, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs. (See Operational Review for further discussion.)

Market Conditions and Outlook

The market conditions in which TRH operates have historically been cyclical, experiencing cycles of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. For the period under discussion, the reinsurance market has been characterized by significant competition worldwide in most lines of business.

Following the terrorist attacks in the United States in 2001, the insurance and reinsurance markets experienced a considerable hardening of rates as well as terms and conditions. These improvements peaked in late 2003 / early 2004. From that point, while terms and conditions remained strong, globally rates began moving downward with property rate decreases generally outpacing casualty rate decreases and insurance rate decreases outpacing reinsurance rate decreases.

While these trends continued for the most part internationally, in the U.S., property catastrophe losses in 2004 and, more meaningfully, in 2005 produced significant rate increases and improvements in terms and conditions in both the insurance and reinsurance property markets. In addition, while U.S. casualty insurance rates maintained a downward trend, U.S. reinsurance rates remained quite stable. The improvement in the U.S. property marketplace resulted in new companies being formed in Bermuda as well as the entrance of additional capacity from the capital markets via sidecars, catastrophe bonds and other derivative products.

The entrance of the new capacity slowly eroded property insurance and reinsurance rates in 2007 and the first half of 2008, although the marketplace remained generally favorable. During the second half of 2008, however, the global credit and financial crisis began to significantly impact the insurance and reinsurance markets. First, many alternative reinsurance solutions (such as sidecars) were terminated or not renewed. Second, the impairment of company balance sheets meant historical risk levels in many cases now represented a higher than desired percentage of surplus. Third, Hurricane Ike produced one of the highest insured losses from a natural peril event despite being only a category 2 storm. These changes produced an increase in demand for traditional reinsurance from insurance companies as they 1) could not raise capital by issuing debt; 2) did not want to issue equity at depressed stock prices; and 3) lost the ability to go to the capital markets for alternative reinsurance solutions. In addition, reinsurers, affected by many of the same issues, in many cases did not have the same capacity to take on risk as they had in recent years.

The increase in demand coupled with a decrease in supply led to a significant increase in property and off-shore energy reinsurance pricing at January 1, 2009, most notably in the peak U.S. catastrophe zones such as the Southeast, West and Northeast. This pricing effect was much less noticeable in areas of the country where there is less catastrophe risk and internationally as well, where loss experience has been favorable, but improvements were evident. The casualty market did not enjoy the same type of increases except for certain areas such as financial institution directors’ and officers’ liability (“D&O”), related errors and omissions liability (“E&O”) covers, surety and credit and fidelity. In fact, some areas of casualty business continued to see deterioration of insurance pricing levels.

TRH expects that the U.S. property catastrophe reinsurance marketplace will continue to improve during 2009, especially where there is coastal storm or earthquake exposure and casualty rates will also begin to improve as loss trends emerge and the cost of capital increases. Internationally, most lines and markets continued to be impacted by overcapacity in 2008, but increased reinsurance industry discipline and contracting capacity toward the end of 2008 may potentially lead to stabilization or improvement of market conditions in 2009.

Additionally, in April 2008, the Brazilian reinsurance market was opened to the private sector. As an Admitted Reinsurer in Brazil, TRC expects to see new opportunities arise in Brazil in future periods.

The existence of favorable or improving market conditions in certain regions and lines of business does not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there can be no assurance that these favorable or improving conditions will occur or remain in effect in the future.

Additionally, as a practical matter, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms associated with reinsurance agreements, particularly for pro rata reinsurance business.

Starting in mid-2007 and continuing through 2009, the U.S. residential mortgage market and the global credit and financial markets have been experiencing serious disruptions. TRH’s operating results and financial condition have been adversely affected and may continue to be adversely affected by this disruption (see Disruption in Global Credit and Financial Markets).

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

TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, other-than-temporary impairments of investments, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH’s consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected, possibly materially. A discussion of these most critical accounting estimates follows:

(a) Loss Reserves

Estimates of loss reserves take into account TRH’s assumptions with respect to many factors that will affect ultimate loss costs but are not yet known. The ultimate process by which actual carried reserves are determined considers not only actuarial estimates but a myriad of other factors. Such factors, both internal and external, which contribute to the variability and unpredictability of loss costs, include trends relating to jury awards, social inflation, medical inflation, worldwide economic conditions, tort reforms, court interpretations of coverages, the regulatory environment, underlying policy pricing, terms and conditions and claims handling, among others. In addition, information gathered through underwriting and claims audits is also considered. To the extent that these assumptions underlying the loss reserve estimates are significantly incorrect, ultimate losses may be materially different from the estimates included in the financial statements and may materially and adversely affect results of operations and financial condition. The impact of those differences is reflected in the period they become known.

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

While this process is difficult and subjective for ceding companies, the inherent uncertainties of estimating loss reserves are even greater for reinsurers, due primarily to the longer-term nature of much reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which are subject to change without notice. Nevertheless, data received from cedants is subjected to audits periodically by TRH claims and underwriting personnel, to help ensure that reported data is supported by proper documentation and conforms to contract terms, and analyzed, as appropriate, by TRH underwriting and actuarial personnel. Such analysis often includes a detailed review of reported data to assess the underwriting results of reinsurance assumed and to explain any significant departures from expected performance. Over time, reported loss information is ultimately corroborated when such information eventually attains paid status.

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

During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these facts and trends emerge, it usually becomes necessary to refine and adjust the loss reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates. There is potential for significant variation in the development of loss reserves when actual costs differ from the costs implied by the use of the assumptions employed in the reserve setting process. This is particularly true for assumed reinsurance of long-tail casualty classes. Among the most critical assumptions are those made for ELRs and loss development factors.

The methodologies that TRH employed to assess the reasonableness of loss reserve estimates included paid loss development, incurred loss development, paid Bornhuetter-Ferguson (“B-F”) and incurred B-F methods. The actuarial methods that TRH employs to determine the appropriate loss reserves for short tail lines of business are the same as those employed for longer tail lines. However, the judgments that are made with regard to factors such as loss trends, ELRs and loss development factors for shorter tail lines generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made regarding longer tailed lines of business. In contrast to the longer tailed lines of business, reported losses for the shorter tailed classes, such as the property lines of business (e.g., fire and homeowners multiple peril) and certain marine and energy classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on assumptions regarding ELRs and loss development factors for many accident years for a given line, these assumptions are generally only relevant for the most recent accident year or two. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter tailed lines of business.

The characteristics of each line of business are considered in the reserving process. TRH’s major lines of business and reserve methodologies are discussed below:

•	Other Liability: The key components of the other liability line of business are excess casualty, D&O and E&O.

™

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

™

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

•

Medical Malpractice: Healthcare professional, which is the most significant component of TRH’s medical malpractice line of business, is reviewed separately for treaty and facultative contracts. Pro rata contracts are reviewed separately from excess-of-loss contracts. There is significant volume in all categories. This class is also quite long tailed due to the excess-of-loss nature of most of the contracts. Due to the lack of mature reported experience, B-F methods are generally utilized for the most recent five underwriting years with some weight given to the loss development methods for earlier years. Because almost all of these accounts are actuarially priced, the indications from these reviews are critical to the selection of the ELRs.

•

Shorter tailed lines: These would include the property lines of business (such as fire and homeowners multiple peril), A&H and certain marine and energy classes. These lines are written out of several of TRH’s worldwide offices and the reserves are reviewed separately for each operating branch. Where sufficiently credible experience exists, these lines are reviewed after segregating pro rata contracts from excess-of-loss contracts. For a reinsurer, these lines do not develop to ultimate loss as quickly as when written on a primary basis; however, they are significantly shorter tailed than the casualty classes discussed earlier. For these classes, a combination of loss development methods and B-F methods are used. Generally, selections for all but the most recent few years are based on loss development methods with the most recent years based on weightings of loss development and expected loss ratio indications.

A comprehensive annual loss reserve review is conducted in the fourth quarter of each year. The review is conducted in full detail for each class or line of business for each underwriting office and consists of more than one hundred individual analyses. In completing these detailed actuarial reserve analyses significant actuarial judgment is often employed. TRH is required to make numerous assumptions, including the selection of loss development factors and ELRs. Additionally, TRH needs to select the most appropriate actuarial method(s) to employ for each class of business.

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

In the course of these detailed loss reserve reviews, which are performed by year and by line of business, a point estimate of the loss reserve need is determined. Differences between the indications arising from the various methods are analyzed to understand the drivers of these differences, so that TRH can make a selection based on the methods that are believed to be most appropriate for that line of business. Frequently, the selection is based on an average of the various indications, giving the most weight to the indications deemed most appropriate. Generally speaking, TRH is often able to give more weight to loss development indications for more mature years where credible reported losses exist, as opposed to the more current years, where the B-F method is often highly relied upon due to the lack of credible and mature reported experience. When the actuarial point estimate is compared to the carried reserve, it is recognized that there is an implicit range around the indicated point estimate whereby a carried reserve within that range may be considered reasonable. TRH reviews the appropriateness of the held reserves relative to the indicated point estimate considering many factors. These factors may include, but are not limited to, the amount and direction of any difference between the point estimate and the held reserve, any operational issues which may be difficult to actuarially quantify, various actuarial assumptions on which management may want additional input or any observations regarding optimism or conservatism which management may believe need to be considered. Thus, the carried reserves, as determined by management, may be more or less than the actuarially determined point estimate. As of December 31, 2008 and 2007, TRH’s carried loss and LAE reserves, net of related reinsurance recoverable, were $7.35 billion and $6.90 billion, respectively, and were equal to the actuarial point estimate.

There is potential for significant variation in the development of loss reserves when actual costs differ from those costs implied by the assumptions used to test the loss reserves. This is particularly true for assumed reinsurance of long-tail casualty classes. Among the most critical assumptions are those made for ELRs and loss development factors.

TRH’s annual loss reserve review for 2008 did not include the calculation of a range of loss reserve estimates. Because management does not believe it can currently assign credible probabilistic values to a range, a better understanding of the volatility of loss reserve estimates can be gained via an analysis of the sensitivity of these estimates to changes in the critical assumptions used in the loss reserve review process as opposed to creating a range during the loss reserve review process.

An analysis of the sensitivity of the loss reserve indications to these key assumptions can be performed by measuring the effect of various changes to the assumptions utilized in the reviews. The assumptions made regarding factors considered in the sensitivity analysis, such as loss trends, ELRs and loss development factors, are generally consistent with TRH’s historical experience. Loss development factors, for example, which are used to project reported paid and incurred losses to an ultimate incurred loss, are selected based on the curves fitted to the historical averages which best represent the data. ELRs are based on the ultimate loss ratios for the more mature years adjusted for changes in the rate levels and other quantifiable factors to enable the ELRs to remain consistent with historical experience. In general, it is believed that the vast majority of potential volatility in the loss reserves results from the longer tailed lines of business. For the purpose of these sensitivity analyses, only loss reserves from these longer tailed lines, which represent approximately 65% of total loss reserves, were included in the calculations. Additionally, only those underwriting years where it is believed reasonable for deviations from the original assumptions to occur were utilized. Generally, the last 13 years were included in the analysis. The results derived from the sensitivity analyses are roughly the same whether utilizing unpaid losses and loss adjustment expenses (“gross loss reserves”) or net loss reserves.

While noting that there exists the potential for greater variations, TRH believes utilizing 5% and 10% changes to the assumptions made for both loss development factors and ELRs provide reasonable benchmarks for a sensitivity analysis of the loss reserve estimates. For example, changing the ELRs by 5 percentage points has an impact of about $180 million (either positively or negatively) on the loss reserve estimate. While less likely for many classes of business, we note that changing the ELRs by 10 percentage points has an effect of about $360 million. As previously described, another key assumption is the selection of loss development patterns. The effect of increasing the tail on the selected loss development patterns by 5% is about $370 million. Similarly, a 10% deviation would impact the reserve estimate by about $730 million. Because a downward adjustment to the loss development patterns can result in implied negative future development on reported losses for certain years, this scenario is not believed to be as likely as that of an upward deviation of this amount.

Due to the assumptions and methodologies utilized by TRH in its reviews of longer tailed classes of business, changes to the ELRs generally have a much greater impact on the assessment of loss reserves for the most recent few underwriting years while deviations from the loss development factors utilized in the reviews generally are more critical to the loss reserve indications for older underwriting years (i.e., 2002 and prior). Management believes that it is reasonable to simultaneously vary both of the assumptions previously discussed by 5% and 10%. The effect of varying these assumptions together by 5% is about $560 million. Increasing these assumptions by 10% simultaneously adds approximately $1.1 billion to the reserve estimates, although management considers this scenario to be significantly less likely than the 5% scenario previously discussed. We also note that the classes of business for which these assumptions are most critical are medical malpractice, D&O, E&O and excess casualty.

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

See discussion of net development on losses occurring in prior years (which includes a discussion of the causative factors of such net development) under Results of Operations and further information about gross loss reserves under Financial Condition and Liquidity.

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

The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices, have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An active market is one in which transactions for the asset being valued occurs with sufficient frequency and volume to provide pricing information on an ongoing basis. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly for the asset being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.

TRH’s management is responsible for the determination of the value of the financial assets carried at fair value and the supporting methodologies and assumptions. With respect to securities, TRH employs independent third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When TRH’s valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

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

As of December 31, 2008, the fair value of substantially all of TRH’s fixed maturity and equity securities is based on external sources, of which approximately $198 million is primarily based on broker quotes.

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

(iii) Fair Value Hierarchy and Level 3 Assets

Under Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), assets recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the market place used to measure the fair value. (See Note 3 of Notes to Consolidated Financial Statements for additional information about fair value measurements.)

The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At December 31, 2008, TRH classified $121.1 million of assets measured at fair value on a recurring basis as Level 3. This represented 1.4% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

•

Certain Residential Mortgage-Backed Securities (“RMBS”): These assets initially are valued at the transaction price. Subsequently, they may be valued by comparison to transactions in instruments with similar collateral and risk profiles, remittances received and updated cumulative loss data on underlying obligations, discounted cash flow techniques and/or option adjusted spread analyses.

•

Certain Other Asset-Backed Securities—non-mortgage: These assets initially are valued at the transaction price. Subsequently, they may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable securities.

(c) Other-Than-Temporary Impairments of Investments

TRH evaluates its investments for other-than-temporary impairments in valuation. TRH evaluates its investments for other-than-temporary impairment such that a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

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

The determination that a security has incurred an other-than-temporary impairment in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which TRH could not reasonably assert that the impairment period would be temporary (severity losses).

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

In periods subsequent to the recognition of an other-than-temporary impairment write-down of fixed maturity securities, which are not credit or foreign exchange related, TRH generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security.

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

TRH’s financial statements reflected estimates of gross premiums written, commissions and premium balances receivable, for which data had as yet to be reported by cedants as of December 31, 2008 and 2007, as follows:

2008	Gross Premiums Written	Commissions	Premiums Balances Receivable
Major Class
	(in thousands)
Casualty:
Other liability	$111,165	$30,237	$80,928
Medical malpractice	37,748	10,271	27,477
Ocean marine and aviation	42,942	4,485	38,457
Auto liability	14,228	3,871	10,357
Accident and health	11,628	3,486	8,142
Surety and credit	25,973	9,999	15,974
Other	26,337	7,463	18,874

Total casualty	270,021	69,812	200,209

Property:
Fire	56,105	13,228	42,877
Allied lines	27,624	4,248	23,376
Auto physical damage	19,749	5,256	14,493
Homeowners multiple peril	3,586	1,279	2,307
Other	1,877	445	1,432

Total property	108,941	24,456	84,485

Total	$378,962	$94,268	$284,694

2007	Gross Premiums Written	Commissions	Premiums Balances Receivable
Major Class
	(in thousands)
Casualty:
Other liability	$118,914	$32,837	$86,077
Medical malpractice	44,788	11,396	33,392
Ocean marine and aviation	40,553	2,052	38,501
Auto liability	19,925	4,824	15,101
Accident and health	13,507	3,958	9,549
Surety and credit	7,250	2,336	4,914
Other	27,594	8,681	18,913

Total casualty	272,531	66,084	206,447

Property:
Fire	80,110	23,828	56,282
Allied lines	32,480	5,541	26,939
Auto physical damage	10,318	2,254	8,064
Homeowners multiple peril	3,021	943	2,078
Other	5,432	1,691	3,741

Total property	131,361	34,257	97,104

Total	$403,892	$100,341	$303,551

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

Operational Review

Results of Operations

TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital (losses) gains, gain on early extinguishment of debt and total revenue of TRH for the periods indicated:

	Years Ended December 31,
	2008		2007		2006
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount	Change From Prior Year
	(dollars in millions)
Net premiums written	$4,108.1	3.9%	$3,952.9	8.8%	$3,633.4	4.8%
Net premiums earned	4,067.4	4.2	3,902.7	8.3	3,604.1	6.5
Net investment income	440.5	(6.2)	469.8	8.1	434.5	26.6
Realized net capital (losses) gains	(435.5)	—	9.4	(13.6)	10.9	(72.8)
Gain on early extinguishment of debt	10.3	—	—	—	—	—
Total revenues	4,082.5	(6.8)	4,381.8	8.2	4,049.5	7.5

Net premiums written increased in 2008 compared to 2007 due to increases in Domestic and International operations. Overall premium growth in 2008 was mitigated by increased ceding company retentions in certain lines and price erosion in many classes and regions in 2007 and the first half of 2008.

Net premiums written increased in 2007 compared to 2006. The sources of the most significant growth were premiums generated by domestic regional offices which were opened during 2006 but generated minimal premium volume in that year, increased international other liability business and A&H premiums generated by TRZ. In addition, the impact of changes in foreign currency exchange rates contributed significantly to premium growth as shown in the table below. Premium growth in 2007 was mitigated by increased ceding company retentions in certain lines.

In general, premium fluctuations reflect prevailing market conditions and strategic decisions by TRH’s management in recent periods as discussed earlier in MD&A.

In 2008 and 2007, as compared to the respective immediately prior year, the increase in net premiums written was from treaty business. On a worldwide basis, casualty lines business represented 69.8% of net premiums written in 2008 versus 71.0% and 73.3% in 2007 and 2006, respectively. The balance represented property lines. Treaty business represented 96.8% of net premiums written in 2008 versus 96.3% and 95.3% in 2007 and 2006, respectively. The balance represented facultative accounts.

The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in 2008 and 2007 compared to the respective immediately prior year.

	2008	2007
Increase in original currency	3.9%	6.4%
Foreign exchange effect	—	2.4
Increase as reported in U.S. dollars	3.9	8.8

Domestic net premiums written increased in 2008 by $87.6 million, or 4.5%, from the prior year to $2.04 billion. Significant increases in Domestic net premiums written were recorded in the property ($56.8 million), A&H ($48.5 million), auto liability ($20.8 million) and other liability ($18.9 million) lines. These increases were partially offset by significant decreases in the fidelity ($41.9 million) and medical malpractice ($27.9 million) lines.

International net premiums written increased in 2008 by $67.6 million, or 3.4%, from the prior year to $2.07 billion. The most significant increases in net premiums written occurred in the Miami ($37.2 million), London ($15.9 million) and Hong Kong ($11.9 million) branches and in TRZ ($18.7 million), partially offset by a significant decrease in the Toronto ($27.5 million) branch. International net premiums written increased significantly in the property ($35.4 million), credit ($25.1 million) and A&H ($17.2 million) lines and were partially offset by significant decreases in the other liability ($22.0 million) and ocean marine ($12.7 million) lines. International business represented 50.4% of 2008 net premiums written compared to 50.7% in 2007.

Domestic net premiums written increased in 2007 by $196.8 million, or 11.2%, from the prior year to $1.95 billion, with the large majority of that increase emanating from domestic regional offices which were opened during 2006. Significant increases in domestic net premiums written were recorded in the property ($142.8 million), medical malpractice ($58.8 million) and auto liability ($48.2 million) lines. These increases were partially offset by a significant decrease in the A&H ($23.0 million) line.

International net premiums written increased in 2007 by $122.6 million, or 6.5%, from the prior year to $2.00 billion due largely to the impact of changes in foreign currency exchange rates compared to the U.S. dollar. Significant increases in the London ($68.7 million), Paris ($30.1 million) and Toronto ($14.1 million) branches and in TRZ ($24.1 million) were partially offset by a significant decrease in the Miami branch ($11.5 million). Of the $122.6 million increase in international net premiums written, $88.5 million is attributable to changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH does business. Significant increases in international net premiums written were recorded in the other liability (principally D&O, E&O and the general casualty class) ($43.9 million), A&H ($40.8 million), property ($33.3 million) and boiler and machinery ($22.8 million) lines.

These increases were partially offset by a significant decrease in the auto liability ($46.8 million) line. International business represented 50.7% of 2007 net premiums written compared to 51.8% in 2006.

Generally, reasons for changes in gross premiums written between years are similar to those for net premiums written, except for changes resulting from reinstatement premiums and changes in ceded premiums, including premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates (see Note 10 and Note 16 of Notes to Consolidated Financial Statements (“Note 16”)). The increase in premiums ceded to affiliates in 2008 compared to 2007 is due principally to an increase in premiums assumed from an affiliate that, by prearrangement with TRH, were then ceded in an equal amount to other affiliates. The decrease in premiums ceded to non-affiliates in 2008 compared to 2007 is due in part to the purchase of less retrocession coverage. As further discussed in Notes 14 and 16 of Notes to Consolidated Financial Statements, TRH transacts a significant amount of business assumed and ceded with other subsidiaries of AIG. TRH either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions.

As premiums written are primarily earned ratably over the terms of the related coverages, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

Net investment income in 2008 decreased compared to 2007 due to a decrease in investment results from other invested assets of $57 million, principally related to hedge funds, partially offset by an increase in investment income from fixed maturities. The decrease in investment results from hedge funds was due in part to the recent turmoil in the financial markets. The increase in investment income from fixed maturities is due in part to investment returns from continued positive operating cash flows. Net investment income increased in 2007 compared to 2006 principally due to an increase in fixed maturity income, resulting mostly from investment returns from continued positive operating cash flows. The strengthening of foreign currencies against the U.S. dollar increased net investment income by approximately $9 million in 2007 compared to 2006. (See Note 4(b) of Notes to Consolidated Financial Statements for a breakdown of the components of net investment income and the cash flow discussion under Financial Condition and Liquidity.)

For 2008, 2007 and 2006, the pre-tax effective yields on investments were 3.8%, 3.9% and 4.2%, respectively. The pre-tax effective yield on investments represents net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash. Investment returns from securities lending invested collateral served to negatively impact the yields in each of the above years by 0.3%, 0.7% and 0.5%, respectively, as the net return from the invested collateral is very small in relation to the balance sheet carrying amount because investment income earned from invested collateral is reduced by interest payable to the collateral provider. In 2008 compared to 2007, the decline in investment results from other invested assets reduced the yield by 0.5%. (See Investment Results in Item 1. Business.)

Realized net capital (losses) gains generally result from 1) investment dispositions, which reflect TRH’s investment and tax planning strategies to maximize after-tax income; 2) write-downs of securities that, in the opinion of management, had experienced a decline in fair value for which TRH could not reasonably assert that the recovery period would be temporary; and 3) foreign currency transaction gains (losses).

Realized net capital (losses) gains totaled ($435.5) million, $9.4 million and $10.9 million in 2008, 2007 and 2006, respectively (see Note 4(c) of Notes to Consolidated Financial Statements for the components of realized net capital (losses) gains). Realized net capital losses in 2008 included $99.9 million of net losses on sales and redemptions of securities and $317.8 million of other-than-temporary impairment write-downs. The significant realized net capital losses from sales and redemptions of securities and other-than-temporary impairment write-downs in 2008 generally resulted from declines in the market values of securities due to the downturn in the U.S. economy, turmoil in the financial markets, financial market illiquidity and issuer-specific credit events in 2008.

Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Critical Accounting Estimates for the criteria used in the determination of such write-downs.)

Other-than-temporary impairment write-downs by balance sheet category at the time of impairment and type of impairment recorded for the years indicated are presented in the table below:

	Fixed Maturities	Equities	Securities Lending Invested Collateral	Total
	(in millions)
Year Ended December 31, 2008:
Severity	$115.4	$69.2	$79.7	$264.3
Lack of intent to hold to recovery	2.4	3.3	3.9	9.6
Issuer-specific credit events	7.3	22.5	14.1	43.9

Total	$125.1	$95.0	$97.7	$317.8

Year Ended December 31, 2007:
Severity	$—	$21.1	$—	$21.1
Lack of intent to hold to recovery	2.1	0.7	—	2.8
Issuer-specific credit events	2.5	0.7	—	3.2

Total	$4.6	$22.5	$—	$27.1

Year Ended December 31, 2006:
Severity	$—	$—	$—	$—
Lack of intent to hold to recovery	1.3	0.2	—	1.5
Issuer-specific credit events	—	—	—	—

Total	$1.3	$0.2	$—	$1.5

Through 2008, TRH participated in a securities lending program (the “Securities Lending Program”) managed by a subsidiary of AIG, whereby certain securities from its portfolio were loaned to third parties. (See Note 2(c) of Notes to Consolidated Financial Statements (“Note 2(c)”).) Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was invested to earn a spread.

Prior to the fourth quarter of 2008, the transfers of securities in exchange for collateral under the Securities Lending Program were accounted for as secured borrowings, with a liability recorded in an amount equal to the collateral received, reflecting TRH’s obligation to return the collateral when the loaned securities were returned. As a result of conditions affecting the financial and credit markets, in the fourth quarter of 2008, counterparties were successful in negotiating significantly reduced collateral levels (i.e., collateral received as a percentage of the fair value of the security loaned). Due to the lower collateral levels, during the fourth quarter of 2008, many of such loaned securities were accounted for as sales at the time of transfer and as purchases when the securities were subsequently returned. In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program.

The financial impact on the Statement of Operations of the Securities Lending Program was as follows: With respect to securities lending invested collateral: Net investment income from the Securities Lending Program (i.e., income earned on invested collateral, net of interest payable to the collateral provider) totaled $2.6 million, $2.5 million and $2.2 million in 2008, 2007 and 2006, respectively; Net realized losses on sales of securities lending invested collateral totaled $8.0 million, $1.8 million and nil in 2008, 2007 and 2006, respectively; Other-than-temporary impairment write-downs (included in net realized capital losses) totaled $97.7 million in 2008 and nil in 2007 and 2006. With respect to the securities loaned, realized losses in the fourth quarter of 2008 on “deemed” sales of securities loaned totaled $16 million.

In 2008, TRH repaid certain securities lending payables using cash from sources other than the sale of securities lending invested collateral. In that regard, certain fixed maturities, including commercial mortgage-backed securities (“CMBS”), RMBS and other asset-backed securities were transferred from securities lending invested collateral to fixed maturities available for sale. Other than the potential for future losses related to the securities that were transferred from securities lending invested collateral, TRH expects no further costs from the Securities Lending Program.

In 2008, TRH repurchased $25 million principal amount of its 5.75% senior notes due in 2015 (the “Senior Notes”) from non-affiliates for $15 million, realizing a gain of $10 million.

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

The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the years indicated:

	Years Ended December 31,
	2008	2007	2006
Consolidated:
Loss ratio	71.5%	67.6%	68.3%
Underwriting expense ratio	27.0	27.7	27.7
Combined ratio	98.5	95.3	96.0

Domestic:
Loss ratio	78.7%	74.2%	77.5%
Underwriting expense ratio	26.3	25.9	25.6
Combined ratio	105.0	100.1	103.1
International:
Loss ratio	64.2%	61.1%	60.1%
Underwriting expense ratio	27.9	29.5	29.6
Combined ratio	92.1	90.6	89.7

The increase in the loss ratio for consolidated TRH in 2008 compared to 2007 reflects an increased current accident year loss ratio excluding catastrophe losses and increased net catastrophe costs, partially offset by lower net loss reserve development. The improvement in the loss ratio for consolidated TRH in 2007 compared to 2006 reflects improvement from domestic operations partially offset by deterioration from international operations. The loss ratio for consolidated TRH in 2007 benefited from lower net adverse loss reserve development, partially offset by increased net catastrophe costs. In the aggregate, catastrophe costs and net loss reserve development added 4.4%, 3.4% and 5.0% to the consolidated TRH combined ratio in 2008, 2007 and 2006, respectively.

2008 includes net catastrophe costs of $169.7 million, principally relating to Hurricane Ike. Net catastrophe costs in the aggregate added 4.2%, 7.2% and 1.1% to the 2008 combined ratios for consolidated, domestic and international, respectively. (See Note 10 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums. See discussion in Catastrophe Exposure of the magnitude of TRH’s catastrophe exposures.)

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

In addition, in 2008, TRH decreased its estimates of the ultimate amounts of net losses occurring in 2007 and prior years by $0.5 million. This net favorable development was comprised of net favorable development of $209.7 million for losses occurring in 2003 to 2007, offset by net adverse development of $209.2 million relating to losses occurring in 2002 and prior. The detail of the $0.5 million net favorable development by line of business relating to all prior years is presented in the table below:

Line of Business	Net Loss Reserve at December 31, 2007	Year-end 2007 Net Reestimated Liability at Year-end 2008	Amount of Reestimation (Deficiency) Redundancy(1)
	(in thousands)
Other liability	$2,966,824	$3,046,459	$(79,635)
Allied lines	128,184	84,543	43,641
Medical malpractice	1,048,066	1,083,515	(35,449)
Homeowners multiple peril	26,951	9,963	16,988
Auto liability	550,869	537,664	13,205
Fire	492,853	481,281	11,572
Other, net	1,685,969	1,655,807	30,162

Total	$6,899,716	$6,899,232	$484

(1)	Amount of reestimation represents the amount of net losses and LAE incurred in 2008 relating to losses occurring in 2007 and prior years.

Significant net favorable development was recorded for losses occurring in the allied lines and fire lines, each arising principally from losses occurring in 2007, and in the homeowners multiple peril and auto liability lines, each arising principally from losses occurring in 2005 to 2007. The line of business with the most significant net adverse development recorded in 2008 was the other liability line, arising principally from losses occurring between 1997 and 2002, partially offset by favorable development from losses occurring in 2004 to 2006. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, significant net adverse development was recorded in 2008 for losses occurring in the medical malpractice line, arising principally from losses occurring in 1995 to 2001 and in 2006. (See Note 10 for amounts included in net adverse development that relate to catastrophe losses.)

The favorable development in accident years 2004 through 2007 results generally from favorable loss trends. The net adverse development arising from losses occurring in years 1998 through 2001, which represent the great majority of the 2002 and prior development, generally relates to the fact that for many classes within these years, ceding companies continue to experience increased loss costs relative to expectations, coupled with an unexpected lengthening of the loss emergence patterns. Generally, loss activity was greater than expected from losses occurring in the D&O and E&O classes, although to a lesser extent than in previous calendar year periods. Also, classes such as medical malpractice and excess umbrella were impacted by late reported high layer excess claims to a greater extent than expected. Contributing to this increase, is the fact that many policies during this period covered underlying contracts that extended over multiple years, which contributed to recent reported loss activity exceeding previous expectations. This has led to an increase in both the frequency and severity of claims entering the reinsured excess-of-loss coverage layers at later points in time than had previously been experienced.

TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for such volatile classes as medical malpractice, D&O, E&O and general casualty. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss trend factors for this business, such as jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependent upon the claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices are subject to change without notice.

Based on information presently available, TRH’s current loss reserves represent management’s best estimate of ultimate losses, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of December 31, 2008 and thus, have a material adverse effect on future net income, financial condition and cash flows.

For 2008 compared to 2007, the changes in gross and ceded losses and LAE incurred each include the effect of a $12 million decrease in losses and LAE incurred relating to business assumed from an affiliate which, by prearrangement with TRH, was then ceded in an equal amount to other affiliates (see Note 16). In addition, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses as discussed in Note 10.

2007 includes net catastrophe costs of $55.2 million, principally relating to European Windstorm Kyrill and floods in the U.K. Net catastrophe costs in the aggregate added 1.4%, 0.4% and 2.4% to the 2007 combined ratios for consolidated, domestic and international, respectively.

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

Line of Business	Net Loss Reserve at December 31, 2006	Year-end 2006 Net Reestimated Liability at Year-end 2007	Amount of Reestimation (Deficiency) Redundancy(1)
	(in thousands)
Other liability	$2,558,979	$2,780,364	$(221,385)
Medical malpractice	926,906	964,977	(38,071)
Fire	461,105	377,473	83,632
Allied lines	113,335	69,990	43,345
Homeowners multiple peril	50,838	16,662	34,176
Other, net	2,096,057	2,086,134	9,923

Total	$6,207,220	$6,295,600	$(88,380)

(1)	Amount of reestimation represents the amount of net losses and LAE incurred in 2007 relating to losses occurring in 2006 and prior years.

As presented in the table above, the line of business with the most significant net adverse development recorded in 2007 was the other liability line, arising principally from losses occurring between 1998 and 2002 for reasons similar to those discussed earlier for the other liability line development in 2008. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, significant net adverse development was recorded in 2007 in the medical malpractice line, arising principally from losses occurring between 1998 and 2002. These increases to incurred losses were offset in part by net favorable development occurring most significantly in the fire line, arising principally from losses occurring in 2006, and in the allied lines and homeowners multiple peril lines, each arising principally from losses occurring between 2004 and 2006. (See Note 10 for amounts included in net adverse development that relate to catastrophe losses.)

For 2007 compared to 2006, the changes in gross and ceded losses and LAE incurred each include the effect of a $188 million decrease in losses and LAE incurred relating to business assumed from an affiliate which, by prearrangement with TRH, was then ceded in an equal amount to other affiliates (see Note 16). In addition, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses as discussed in Note 10.

There were no significant net catastrophe costs for events occurring in 2006. Net catastrophe costs (relating to events principally occurring in 2005) in the aggregate added 0.8%, 1.1% and 0.6% to the 2006 combined ratios for consolidated, domestic and international, respectively.

However, in 2006, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2005 and prior years needed to be increased as a result of greater than expected loss activity in 2006. As a result of that determination, TRH increased net losses and LAE incurred by $181.1 million, representing significant net adverse development in 2006 of losses occurring in all prior years. This net adverse development was comprised of $339.7 million relating to losses occurring in 2002 and prior, partially offset by favorable development of $158.6 million relating primarily to 2005, and to a lesser extent, 2004 and 2003. The detail of the $181.1 million net adverse development by line of business relating to all prior years is presented in the table below:

Line of Business	Net Loss Reserve at December 31, 2005	Year-end 2005 Net Reestimated Liability at Year-end 2006	Amount of Reestimation (Deficiency) Redundancy(1)
	(in thousands)
Other liability	$2,272,605	$2,464,599	$(191,994)
Fire	503,396	374,606	128,790
Homeowners multiple peril	128,839	92,526	36,313
Medical malpractice	826,558	861,489	(34,931)
Fidelity	147,921	176,037	(28,116)
Ocean marine and aviation	499,305	521,074	(21,769)
Other, net	1,311,819	1,381,240	(69,421)

Total	$5,690,443	$5,871,571	$(181,128)

(1)	Amount of reestimation represents the amount of net losses and LAE incurred in 2006 relating to losses occurring in 2005 and prior years.

As presented in the table above, the line of business with the most significant net adverse development recorded in 2006 was the other liability line, arising principally from losses occurring in 2000 to 2002 for reasons similar to those discussed earlier for the other liability line development in 2008. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, significant net adverse development was recorded in 2006 in the medical malpractice line, arising principally from losses occurring between 1998 and 2002, the fidelity line, arising principally from losses occurring between 1999 and 2005, and the ocean marine and aviation line, arising principally from losses occurring in 2005. The large majority of such net adverse development related to domestic operations. These increases to incurred losses were offset in part by net favorable development occurring most significantly in the fire line, arising principally from losses occurring in 2005, and the homeowners multiple peril line, arising principally from losses occurring between 2004 and 2005. (See Note 10 for amounts included in net adverse development that relate to catastrophe losses.)

The underwriting expense ratio for consolidated TRH decreased in 2008 compared to 2007 due to a decrease of 1.0% in the commission expense component, partially offset by an increase of 0.3% in the other underwriting expense component. The decrease in the commission expense component is due in part to a change in the mix of business. The increase in the other underwriting expense component is due in part to expenses incurred related to the Retention Plan.

On October 3, 2008, TRH adopted the Retention Plan covering a significant number of its employees, including its senior-most management. Salary expense incurred related to the Retention Plan totaled $8 million in 2008 and is expected to total approximately $20 million in 2009 (see Note 19).

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

In 2008, TRH repurchased $25 million principal amount of the Senior Notes from non-affiliates. $725 million and $750 million principal amount of the Senior Notes were outstanding at December 31,

2008 and 2007, respectively. Interest expense incurred in connection with the Senior Notes totaled $43.4 million in each of 2008, 2007 and 2006. Interest paid on the Senior Notes totaled $43.1 million in each of 2008, 2007 and 2006.

General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”), which was acquired in 2007, are the primary components of “other, net” expenses on the Consolidated Statement of Operations. PRMS is an insurance program manager specializing in professional liability insurance services. The increase in “other, net” expenses in 2007 compared to 2006 is due to PRMS expenses and an increase in general corporate expenses.

Income before income taxes was $3.2 million in 2008, $595.8 million in 2007 and $539.9 million in 2006. The decrease in income before income taxes in 2008 compared to 2007 resulted from significant net realized capital losses, including significant other-than-temporary impairment write-downs, decreased underwriting profit and lower net investment income in 2008. The decreased net underwriting profit in 2008 is due in part to decreased current accident year underwriting profit (loss) excluding catastrophe costs in 2008 compared to 2007 and increased net catastrophe costs partially offset by lower net loss reserve development. Increased net catastrophe costs and lower net loss reserve development had the net impact of decreasing underwriting profit by $47.3 million. The decrease in net investment income is largely due to a decrease in investment results from other invested assets, principally related to hedge funds, partially offset by increased net investment income from fixed maturities. The increase in income before income taxes in 2007 compared to 2006 resulted primarily from increased underwriting profit (loss) and net investment income. The increased underwriting profit (loss) in 2007 reflected increased net premiums earned together with a lower combined ratio benefiting largely from decreased net adverse loss reserve development offset in part by higher catastrophe costs in 2007 compared to 2006 which together had the impact of increasing income before income taxes in 2007 by $47.7 million.

Federal and foreign income tax (benefit) expense of ($99.0) million, $108.6 million and $111.8 million were recorded in 2008, 2007 and 2006, respectively. The 2008 tax benefit, which exceeds the income before income taxes in 2008, resulted from the tax benefit generated by the significant amount of realized net capital losses occurring during the year, including an $83.5 million current tax benefit resulting from a tax capital loss carryback to prior years, in addition to the customary tax benefits associated with tax-exempt interest and the dividends received deduction.

In 2008, TRH reversed $15.0 million of previously recorded deferred tax benefits from minimum tax credit carryforwards. In 2007 and 2006, TRH generated $32.9 million and $6.6 million, respectively, of deferred tax benefits from minimum tax credit carryforwards.

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

The effective tax rates, which represent the sum of current and deferred income taxes (benefits) divided by income before income taxes, were (3,073.0%) in 2008, 18.2% in 2007 and 20.7% in 2006. The actual tax benefit in 2008 derived from tax-exempt interest was slightly higher than 2007; however, the percentage impact in the effective tax rate calculation from such item increased significantly. The greater impact is caused by the fact that income before taxes (i.e., the denominator in the effective tax rate calculation) is lower in 2008 compared to 2007 and 2006, due to the significant realized net capital losses and net catastrophe costs in 2008 compared to 2007 and 2006. (See Note 5 of Notes to Consolidated Financial Statements.)

The decrease in the effective tax rate in 2007 compared to 2006 was primarily attributable to the recognition of a previously uncertain tax benefit of $5.3 million, dividends received deduction and additional tax credits approximating $4.6 million and interest income anticipated of $4.3 million on net tax refunds. The effective tax rates for 2007 and 2006 reflect the fact that net catastrophe costs during those years were not as significant as in 2008.

Net income and net income per common share on a diluted basis, respectively, were as follows: 2008—$102.3 million, $1.53; 2007—$487.1 million, $7.31; 2006—$428.2 million, $6.46. Reasons for the changes between years are as discussed earlier. (See Note 9 of Notes to Consolidated Financial Statements.)

Segment Results

(a) Domestic:

2008 compared to 2007—Revenues decreased in 2008 due principally to significant realized net capital losses, including other-than-temporary impairment write-downs, and a decrease in net investment income, offset in part by an increase in net premiums earned and a gain on the early extinguishment of debt. The significant realized net capital losses generally resulted from declines in market values due to the downturn in the U.S. economy, turmoil in the financial markets, financial market illiquidity and issuer-specific credit events. The decrease in net investment income in 2008 is largely due to a decrease in results from other invested assets, principally related to hedge funds. The increase in net premiums earned in 2008 occurred primarily in the A&H, property, other liability and auto liability lines offset in part by a significant decrease in the fidelity line. (Loss) income before income taxes for 2008 decreased due primarily to increases in realized net capital losses and in underwriting loss and a decrease in net investment income. The increase in underwriting loss is principally due to increased net catastrophe costs, principally related to Hurricane Ike.

2008 includes net catastrophe costs of $147.4 million principally relating to Hurricane Ike. 2007 includes net catastrophe costs of $8.0 million relating to catastrophe events occurring in 2005.

Assets decreased by $109 million in 2008 due largely to a decrease in investments and cash of $351 million partially offset by a $239 million increase in net deferred income tax asset. The decrease in investment and cash is due largely to decreases of $255 million in securities lending invested collateral and of $269 million in equities available for sale, partially offset by a $218 million increase in fixed maturities available for sale. The increase in net deferred income taxes is due in part to the deferred tax benefit related to realized net capital losses and an increase in net unrealized depreciation of investments in 2008.

2007 compared to 2006—Revenues increased from the prior year due principally to increases in net premiums written, for reasons discussed earlier in MD&A, net of the difference in the change in unearned premiums between years and, to lesser extents, increased realized net capital gains, despite significant impairment write-downs in the equities portfolio, and net investment income. The increase in net premiums earned in 2007 occurred primarily in the property, other liability, medical malpractice and auto liability lines offset in part by a significant decrease in the fidelity and A&H lines. The increase in net investment income is due in part to continued positive operating cash flows, offset in part by a reduced investment return from the equities trading portfolio. Income before income taxes for 2007 increased due primarily to a decrease in underwriting loss and, to lesser extents, increases in realized net capital gains and net investment income, partially offset by increases in general corporate expenses and expenses relating to PRMS, acquired in 2007. The decrease in underwriting loss is due in part to improved loss experience in calendar year 2007.

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

(b) International—Europe (London and Paris branches and TRZ):

2008 compared to 2007—Revenues increased slightly due to increases in net premiums written, net of the change in unearned premiums, and net investment income, largely offset by an increase in realized net capital losses. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2008 as compared to 2007 lessened the increase in net premiums written by $10.0 million. Revenues increased in the Paris branch and in TRZ, largely offset by a decrease in the London branch. Net premiums earned increased principally in the credit, A&H and boiler & machinery lines offset in part by a significant decrease in the ocean marine and property lines. The increase in realized net capital losses was due in part to other-than-temporary impairment write-downs. Income before income taxes for 2008 decreased due primarily to a decrease in underwriting profit and increased realized net capital losses, partially offset by an increase in net investment income. The decrease in underwriting profit reflects a higher loss ratio, despite a reduction in net catastrophe costs, partially offset by a lower underwriting expense ratio.

2008 includes net catastrophe costs of $22.1 million principally relating to Hurricane Ike, offset in part by favorable development on catastrophe events occurring in 2007 and 2005. 2007 includes net catastrophe costs of $47.4 million principally relating to Windstorm Kyrill in Europe and floods in the U.K.

Assets decreased $1.88 billion in 2008 due principally to a $1.76 billion decrease in securities lending invested collateral due to TRH’s termination of its participation in the Securities Lending Program.

2007 compared to 2006—Revenues increased due to increases in net premiums earned and net investment income, partially offset by an increase in realized net capital losses, related in part to increased foreign exchange transaction losses. Revenues increased principally in the London and Paris branches. Net premiums earned increased principally in the other liability, A&H and medical malpractice lines offset in part by a significant decrease in the auto liability line. Income before income taxes for 2007 increased due primarily to increases in underwriting profit, despite a significant increase in catastrophe loss activity and increased net investment income offset in part by an increase in realized net capital losses. The increase in underwriting profit reflects a lower combined ratio from the London branch, reflecting improved loss experience, partially offset by a higher combined ratio from the Paris branch due to increased loss activity relating to catastrophe losses occurring in 2007.

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

(c) International—Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

2008 compared to 2007—Revenues increased in 2008 due to increases in net premiums written, net of the change in unearned premiums. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written increased net premiums written by $12.7 million in 2008 as compared to 2007. The increase in net premiums earned occurred principally in the property line offset in part by a decrease in the other liability line. A significant increase in revenues occurred in the Miami branch, partially offset by a significant decrease in revenues from the Toronto branch. Income before income taxes increased in 2008 due to an increase in underwriting profit. The increase in underwriting profit generally reflects decreased loss activity in the Miami branch.

Assets decreased by $116 million in 2008 due largely to a decrease of $184 million in reinsurance recoverable on paid and unpaid losses and LAE from affiliates. The decrease in reinsurance recoverable in largely due to a decrease in reinsurance recoverable related to losses on business assumed from an affiliate that, by prearrangement with TRH, was ceded in an equal amount to other affiliates.

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

Financial Condition and Liquidity

As a holding company, the Company’s assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 15 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment.) TRH considers TRC’s ability to pay dividends to the Company to be adequate for the Company’s liquidity needs through the end of 2009 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In 2008 and 2007, the Company received cash dividends from TRC of $102.0 million and $81.0 million, respectively. As of December 31, 2008, TRC could pay dividends to the Company of $353.4 million without regulatory approval. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses.

Sources of funds for the operating subsidiaries consist primarily of premiums, reinsurance recoverables, investment income and proceeds from the sales, redemptions and maturing of investments. Funds are applied by the operating subsidiaries primarily to payments of claims, commissions, ceded reinsurance premiums, insurance operating expenses, income taxes and securities lending payables and the purchase of investments. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

While the expected payout pattern of liabilities (see contractual obligations table later in this section) is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH has not historically maintained a credit facility. TRH’s primary investment goal is to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of a significant acceleration of paid losses beyond TRH’s ability to fund such cash needs.

In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program and returned the collateral, thus eliminating the securities lending payable. At December 31, 2008, total investments were $10.23 billion compared to $12.50 billion at December 31, 2007. The decrease reflects cash provided by investing activities of $850.6 million, net unrealized depreciation of investments which decreased investments by $355.1 million (see discussion of the change in unrealized depreciation of investments, net of tax, below) and $317.8 million of other-than-temporary impairment write-downs. In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated decreased total investments by approximately $515 million.

The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,218,603	11.9%	$1,249,935	10.0%

Available for sale (at fair value):
Corporate	2,094,029	20.5	2,060,757	16.5
U.S. Government and government agencies	45,198	0.4	330,838	2.7
Foreign government	280,598	2.8	330,012	2.6
States, municipalities and political subdivisions	5,149,093	50.3	5,335,119	42.7
Asset-backed securities	444,153	4.3	42,526	0.3

	8,013,071	78.3	8,099,252	64.8

Total fixed maturities	9,231,674	90.2	9,349,187	74.8

Equities:
Available for sale:
Common stocks	425,645	4.2	587,373	4.7
Nonredeemable preferred stocks	98,230	0.9	197,870	1.6

	523,875	5.1	785,243	6.3
Trading: common stocks	—	—	35,357	0.3

Total equities	523,875	5.1	820,600	6.6

Other invested assets	243,795	2.4	250,921	2.0
Securities lending invested collateral	—	—	2,012,031	16.1
Short-term investments	230,213	2.3	67,801	0.5

Total investments	$10,229,557	100.0%	$12,500,540	100.0%

TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities, approximately 44.5% of which will mature in less than 10 years. The average duration of these fixed maturities was 6.0 years as of December 31, 2008. Activity within the fixed maturities available for sale portfolio for the years under discussion includes strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. In 2008, TRH repaid certain securities lending payables using cash from sources other than the sale of securities lending invested collateral. In that regard, fixed maturities were transferred from the securities lending invested collateral portfolio to the fixed maturities available for sale portfolio. Such transferred securities include CMBS, RMBS and other asset-backed securities. This transfer reflects management’s judgment that the ultimate value of these securities is greater than the value currently achievable on sale, given current market conditions. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity.

The following table summarizes the ratings of fixed maturities held to maturity and available for sale as of December 31, 2008:

	AAA	AA	A	BBB	Below BBB or Not Rated	Total
	(dollars in millions)
Held to maturity:
Non-asset-backed	$589	$523	$85	$22	$—	$1,219

Available for sale:
Asset-backed:
CMBS	97	—	11	—	8	116
RMBS	251	7	—	9	24	291
Other asset-backed	23	10	4	—	—	37
Non-asset-backed	2,664	3,773	1,068	48	16	7,569

Total available for sale	3,035	3,790	1,083	57	48	8,013

Total fixed maturities(1)	$3,624	$4,313	$1,168	$79	$48	$9,232

Percent of total fixed maturities as of December 31, 2008(2)	39.3%	46.7%	12.6%	0.9%	0.5%	100.0%

Percent of total fixed maturities as of December 31, 2007(2)	65.7%	29.2%	4.5%	0.4%	0.2%	100.0%

(1)	Non-asset-backed fixed maturities in the aggregate include insured municipal bonds with ratings as follows:

	AAA	AA	A	BBB	Below BBB or Not Rated	Total
	(dollars in millions)
Insured rating	$1,167	$1,635	$234	$—	$—	$3,036
Underlying rating	260	1,999	744	22	11	3,036

(2)

While the ratings reflect the benefit of credit enhancement from bond insurance and show a significant trending from the AAA category to the AA category from December 31, 2007 to December 31, 2008, largely related to insured municipal bonds, the underlying ratings of such securities have not changed significantly since December 31, 2007.

At December 31, 2008, the amortized cost of asset-backed securities includes in fixed maturities available for sale by year of vintage and credit rating are as follows:

	Year of Vintage
	2007	2006	2005	2004	Prior	Total
	(dollars in millions)
CMBS:
AAA	$16.9	$54.0	$11.8	$24.7	$1.6	$109.0
A	—	2.6	—	—	8.4	11.0
Below BBB	—	—	—	—	8.1	8.1
RMBS:
AAA	154.5	67.0	50.3	33.7	2.9	308.4
A	4.4	2.8	0.5	—	—	7.7
BBB	—	12.4	—	—	—	12.4
Below BBB	23.8	—	9.3	—	—	33.1
Other asset-backed:
AAA	3.9	3.9	3.1	16.4	—	27.3
AA	—	12.9	—	—	—	12.9
A	—	—	—	4.4	—	4.4

Total asset-backed	$203.5	$155.6	$75.0	$79.2	$21.0	$534.3

Through 2008, TRH participated in the Securities Lending Program, whereby certain securities (principally fixed maturities available for sale) from its portfolio were loaned to third parties. (See Note 2(c).) Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was returned to the counterparties when the loaned securities were returned to

TRH at a future date. The fair values of the loaned securities, which are reflected in the aggregate parenthetically as pledged on the balance sheet, were monitored on a daily basis with additional collateral obtained or refunded as the values fluctuated.

Prior to the latter half of 2007, the collateral received was invested in segregated pooled accounts of the program manager containing floating rate bonds, including asset-backed securities, and interest-bearing cash equivalents. During the latter half of 2007, TRH’s interest in such pooled accounts was exchanged for separate portfolios containing floating rate bonds (i.e., fixed maturities), including asset-backed securities, and interest-bearing cash equivalents. These portfolios were maintained in segregated accounts for TRH by the program manager.

Prior to the fourth quarter of 2008, the transfers of securities in exchange for collateral under the Securities Lending Program were accounted for as secured borrowings. Securities lending invested collateral was shown on the balance sheet at fair value. A liability was recorded in an amount equal to the collateral received, reflecting TRH’s obligation to return the collateral when the loaned securities were returned. As a result of conditions affecting the financial and credit markets, in the fourth quarter of 2008, counterparties were successful in negotiating significantly reduced collateral levels (i.e., collateral received as a percentage of the fair value of the security loaned). Due to the lower collateral levels, during the fourth quarter of 2008, many of such loaned securities were accounted for as sales at the time of transfer and as purchases when the securities were subsequently returned. In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program.

The fair values of fixed maturities available for sale, common stocks available for sale and equities trading that were on loan as of December 31, 2007 are reflected parenthetically as pledged on the balance sheet and totaled $1.97 billion, $21.9 million and $2.1 million, respectively. As of December 31, 2007, securities lending invested collateral consisted of $1.82 billion of fixed maturities available for sale and $196.7 million of cash equivalents.

Gross unrealized gains and losses on all fixed maturities, equities and securities lending invested collateral at December 31, 2008 and 2007 was as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized (Losses) Gains
	(in millions)
As of December 31, 2008:
Fixed maturities (including held to maturity and carried at amortized cost)	$178.1	$(468.0)	$(289.9)
Equities	22.9	(81.5)	(58.6)
As of December 31, 2007:
Fixed maturities (including held to maturity and carried at amortized cost)	$171.9	$(77.3)	$94.6
Equities	31.0	(42.5)	(11.5)
Securities lending invested collateral	3.9	(45.1)	(41.2)

In general, the increase in unrealized losses in 2008 resulted largely from changes in market interest rates caused principally by a widening of credit spreads and general market illiquidity. (See Disruption in Global Credit and Financial Markets and Item 1A. Risk Factors. See Note 4 of Notes to Consolidated Financial Statements (“Note 4”) for additional details about gross unrealized gains and losses on fixed maturities, equities and securities lending invested collateral.)

Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established, and the impact of changes in foreign currency exchange rates.

At December 31, 2008, gross loss reserves totaled $8.12 billion, an increase of $198.2 million, or 2.5% over 2007. The increase in gross loss reserves was mitigated by the impact of changes in foreign currency exchange rates since the end of 2007.

The components of gross loss reserves as of December 31, 2008 and 2007 by major class of business, split between reported (“case”) amounts and IBNR amounts is presented below:

2008	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)
Casualty:
Other liability(1)	$1,125.2	$2,366.7	$3,491.9
Medical malpractice	437.6	744.5	1,182.1
Ocean marine and aviation	394.3	217.4	611.7
Auto liability	287.3	190.4	477.7
Accident and health	277.5	100.3	377.8
Surety and credit	113.9	152.0	265.9
Other	353.4	374.2	727.6

Total casualty	2,989.2	4,145.5	7,134.7

Property:
Fire	433.5	218.7	652.2
Allied lines	84.9	74.5	159.4
Auto physical damage	24.5	43.5	68.0
Homeowners multiple peril	13.3	14.6	27.9
Other	59.7	22.6	82.3

Total property	615.9	373.9	989.8

Total	$3,605.1	$4,519.4	$8,124.5

2007	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)
Casualty:
Other liability(1)	$1,128.8	$2,118.3	$3,247.1
Medical malpractice	412.1	712.1	1,124.2
Ocean marine and aviation	453.2	199.8	653.0
Auto liability	365.4	212.0	577.4
Accident and health	258.1	107.9	366.0
Surety and credit	111.2	126.7	237.9
Other	326.0	327.8	653.8

Total casualty	3,054.8	3,804.6	6,859.4

Property
Fire	598.4	132.6	731.0
Allied lines	66.4	84.9	151.3
Auto physical damage	24.9	26.4	51.3
Homeowners multiple peril	17.6	20.9	38.5
Other	62.7	32.1	94.8

Total property	770.0	296.9	1,066.9

Total	$3,824.8	$4,101.5	$7,926.3

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

At December 31, 2008, reinsurance recoverable on gross loss reserves totaled $763.4 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), a decrease of $251.1 million, or 24.8%, from the prior year-end. The decrease in reinsurance recoverable on gross loss reserves in 2008 was due largely to a decrease in reinsurance recoverable on losses relating to business which, by prearrangement with TRH, was assumed from an affiliate and then ceded in equal amounts to other affiliates. Of the amount of reinsurance recoverable on paid and unpaid losses and LAE, which totaled $790.5 million as of December 31, 2008, $425 million represented balances that were unsecured. Of such unsecured balances, $43 million was due from affiliates and 93% of the remaining balance was due from companies rated A– or better. (See Note 16.)

Net loss reserves totaled $7.35 billion at December 31, 2008, an increase of $449.4 million, or 6.5%, from the prior year-end. The increase in net loss reserves was mitigated by the impact of changes in foreign currency exchange rates since the end of 2007 which served to decrease net loss reserves by $341.8 million. 2008 includes paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of $94 million, relating to events occurring in 2008, 2007 and 2005. 2007 included paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of approximately $89 million, relating to events occurring in 2007 and 2005. An analysis of the change in net loss reserves from year-end 2007 to year-end 2008 is included in Note 6 of Notes to Consolidated Financial Statements.

Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses totaling $152 million and $124 million at December 31, 2008 and 2007, respectively, including $28 million and $25 million at the aforementioned dates, respectively, relating to such losses occurring in 1985 and prior. As TRC, the major operating subsidiary of the Company, commenced operations in 1978, the majority of TRH’s environmental and asbestos-related net loss reserves arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including IBNR reserves, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at December 31, 2008 are adequate.

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

In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH’s aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH’s approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH’s financial condition or results of operations. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH’s results of operations or financial condition.

For 2008, TRH’s net operating cash inflows totaled $1.10 billion, an increase of $69.7 million from 2007. The increase is due in large part to decreased income taxes paid and an increase in investment income received, partially offset by decreased cash flows from underwriting activities, including decreased collection of reinsurance recoverable.

For 2007, TRH’s net operating cash inflows totaled $1.03 billion, an increase of $181.4 million from 2006. The increase is due in large part to increased cash flows from underwriting activities, including increased collections of reinsurance recoverable, and investment income received, partially offset by increased income taxes paid.

As significant losses from catastrophes occurring in 2005, 2007 and 2008 remain unpaid, TRH expects that payments relating to these events will negatively impact operating cash flows in 2009 and perhaps thereafter.

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

Of total consolidated net operating cash inflows, $416.3 million, $476.3 million and $400.1 million were derived from international operations in 2008, 2007 and 2006, respectively. In each of such years, the London branch was the most significant source of international net operating cash inflows.

Based on its history of consistently strong operating cash flows, the present composition of its investment portfolio (including present levels of cash, cash equivalents and liquid investment classes) and consideration of its cash needs, TRH considers its liquidity to be adequate through the end of 2009 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

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

TRH calculated the VaR with respect to net fair values for 2008 and 2007. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure) within a one-month holding period. TRH uses the historical simulation methodology that entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. TRH uses the most recent three years of historical market information for interest rates, equity index prices and foreign currency exchange rates. For each scenario, each transaction was re-priced. Scenario values are then calculated by netting the values of all the underlying assets and liabilities.

As market risk is assessed based upon VaR historical simulation methodology, it does not provide weight in its analysis to risks relating to current market issues such as liquidity and the credit-worthiness of investments.

The following table presents the year-end, average, high and low VaRs on a diversified basis and of each component of market risk for 2008 and 2007. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2008				2007
	Year-End	Average	High	Low	Year-End	Average	High	Low
	(in millions)
Diversified	$91	$168	$200	$91	$185	$180	$190	$163
Interest rate	84	160	194	84	172	166	177	153
Equity	83	70	83	58	58	53	58	49
Currency	57	37	57	28	32	21	32	18

In the fourth quarter 2008, TRH revised its assumptions with respect to its loss and premium payouts. These revisions are done periodically to ensure that assumptions reflect the most current reporting trends and business mix. The revised payouts resulted in a significant increase in the duration of the projected cash flow of TRH’s net liabilities. This change is partly responsible for the decrease in the VaR with respect to interest rates as the duration of assets and liabilities are now more closely matched than in prior years.

TRH’s stockholders’ equity totaled $3.20 billion at December 31, 2008, a decrease of $150.8 million from year-end 2007. The net decrease consisted primarily of a decrease in accumulated other comprehensive income of $223.0 million, cash dividends declared of $48.4 million, partially offset by net income of $102.3 million.

The abovementioned decrease in accumulated other comprehensive income consisted of net unrealized depreciation of investments, net of income taxes, of $230.8 million, partially offset by net unrealized foreign currency translation gain from functional currencies, net of income taxes, of $7.8 million. The net unrealized depreciation of investments, net of income taxes, is composed principally of increases of $225.1 million in net unrealized depreciation of fixed maturities available for sale, principally states, municipalities and political subdivision bonds and asset-backed securities, $30.6 million in unrealized depreciation of equities available for sale, partially offset by a $26.8 million decrease in net unrealized depreciation of securities lending invested collateral, for reasons discussed earlier. (See Note 4 for details of gross unrealized gains and losses by security type.)

Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the fair value of fixed maturities available for sale, equities available for sale, securities lending invested collateral and other invested assets. Fair values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

The Company did not repurchase shares of its common stock in 2008, 2007 or 2006.

As of December 31, 2008, the amounts due and the estimated period between year-end 2008 and the dates of payment, under specified contractual obligations of TRH are as follows:

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Long-term debt(1)	$1,016,812	$41,687	$83,375	$83,375	$808,375
Operating leases	91,610	12,361	20,917	16,236	42,096
Gross loss reserves	8,124,483	1,847,758	2,346,597	1,508,661	2,421,467
Other(2)	14,773	14,773	—	—	—

Total	$9,247,678	$1,916,579	$2,450,889	$1,608,272	$3,271,938

(1)	Includes anticipated interest payments.

(2)	Represents commitments to invest in limited partnerships and expected salaries payable under the Retention Plan.

With respect to commitments and contingent liabilities, see Note 18 of Notes to Consolidated Financial Statements.

Risk Based Capital (“RBC”) standards, promulgated by the National Association of Insurance Commissioners (“NAIC”), relate an individual company’s statutory policyholders’ surplus to the risk inherent in its overall operations and set thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 2008 the statutory surpluses of TRC and Putnam each exceeded the level of surplus required under RBC requirements for regulatory attention.

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

Natural disasters such as hurricanes, earthquakes and other catastrophes have the potential to adversely affect TRH’s operating results by material amounts. Other risks, such as an outbreak of a pandemic disease, a major terrorist event, the bankruptcy of a major company, or a marine and/or aviation disaster, could also have a materially adverse effect on TRH’s business and operating results to an extent that may be only partially offset by reinsurance.

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

Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss (“PML”). TRH defines PML as its anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at July 1, 2008.

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

	1.0%			0.4%
	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs
	(in millions)
Europe, Wind	$774	$588	$382	$913	$718	$467
Japan, Earthquake	592	490	318	747	624	406
California, Earthquake	512	439	286	912	795	516
Florida, Wind	482	402	261	783	669	435
Northeast U.S., Wind	390	302	196	901	767	499

Such modeled after-tax net catastrophe costs arising out of events with a 1.0% or 0.4% probability of exceeding the amounts shown in the table above from the costliest of the modeled events, would represent 12.0% (Europe, Wind) and 16.1% (California, Earthquake), respectively, of TRH’s stockholders’ equity at December 31, 2008. If multiple severe catastrophic events occur in any one year, the potential economic cost to the company could be materially higher than any one of the amounts shown above.

There is much uncertainty and imprecision in the compilation of these estimates at many stages in the process. Moreover, the makeup of TRH’s in-force business is constantly changing as new business is added and existing contracts terminate or expire, including contracts for reinsurance coverage purchased by TRH. In addition, these estimates take into account what TRH believes to be the most likely accumulation of territories and/or lines of business in a catastrophic natural peril event, but there can be no assurance that TRH has captured every possible scenario in its analysis. As a result of these factors, among others, there can be no assurance that TRH will not experience after-tax net catastrophe costs from individual events that exceed these estimates by a material amount. There also can be no assurance that TRH will not experience catastrophe events more frequently than the modeled probabilities would suggest. In any given year, catastrophe events could have a material adverse effect on TRH’s financial condition, results of operations, cash flows and liquidity.

See Note 10 for catastrophe costs incurred in 2008, 2007 and 2006.

Disruption in Global Credit and Financial Markets

In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and sub-prime borrowers; evolving changes in the regulatory environment; a residential housing market characterized by a slowing pace of transactions and declining prices; increased cost of borrowings for mortgage participants; a rising unemployment rate; increased delinquencies in non-mortgage consumer credit; and illiquid credit markets. In addition, the financial strength of certain bond insurers has been compromised to varying degrees by losses these entities are presently experiencing due in part to the coverage they provide for domestic RMBS. These conditions continued and worsened throughout 2008 and into 2009, expanding into the broader global credit markets and resulting in greater volatility, a steep decline in equity markets, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses in certain markets and the collapse of several prominent financial institutions.

These issues carry risk relating to certain lines of business TRH underwrites because disruption in the credit market may increase claim activity in lines such as D&O, E&O, credit and, to a limited extent, mortgage guaranty business, among others. TRH also participates in the mortgage market through investments in mortgage-backed securities.

The operating results and financial condition of TRH have been and are likely to continue to be adversely affected by factors related to the market disruptions referred to above, among others. The downward cycle in the U.S. housing market is not expected to improve until residential inventories return to a more normal level and the mortgage credit market stabilizes. The duration and severity of the downward cycle could extend further as a result of the severity of the economic difficulties being experienced around the world, including the U.S. TRH expects that this downward cycle may continue to have an adverse effect on TRH’s operating results in the future. TRH also incurred realized and unrealized market valuation losses in 2008 and 2007 on its available for sale securities, including asset-backed fixed maturities. The impact on TRH’s operations with exposure to the residential mortgage market will be somewhat dependent on future market conditions.

The ongoing effect of the decline in global economic conditions on TRH’s operating results, investment portfolio and overall consolidated financial condition could be adversely affected if the global economic conditions continue to deteriorate, although TRH attempts to mitigate these, as well as other financial and operational risks, by disciplined underwriting of a diversified book of business, generally conservative investment strategies and risk management. While TRH cannot predict with any certainty the ultimate impact the recent economic deterioration will have on TRH, these events may have a material adverse effect on TRH’s results of operations, financial condition, cash flows and stock price.

Recent Accounting Standards

For further discussion of the following recent accounting standards and their application to TRH, see Note 2(l) of Notes to Consolidated Financial Statements.

(a) Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. TRH adopted SFAS 157 on January 1, 2008. In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). For TRH, FSP FAS 157-3 was effective starting in the third quarter of 2008.

(b) SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).

In February 2007, the FASB issued SFAS 159. SFAS 159 was effective for TRH on January 1, 2008.

(c) Adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”)

In July 2006, the FASB issued FIN 48. TRH adopted FIN 48 on January 1, 2007.

(d) Future Application of Accounting Standards

(i)	In November 2008, the FASB ratified FASB Emerging Issues Task Force Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).

(ii)	In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).

(iii)	In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an Interpretation of FASB Statement No. 60” (“SFAS 163”).

(iv)	In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and its subsidiaries (the "Company") at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 27, 2009

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
	(in thousands, except share data)
ASSETS
Investments and cash:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2008—$1,210,432; 2007—$1,280,011)	$1,218,603	$1,249,935
Available for sale, at fair value (amortized cost: 2008—$8,294,813; 2007—$8,034,738) (pledged, at fair value: 2007—$1,966,364)	8,013,071	8,099,252
Equities:
Available for sale, at fair value:
Common stocks (cost: 2008—$479,714; 2007—$572,468) (pledged, at fair value: 2007—$21,900)	425,645	587,373
Nonredeemable preferred stocks (cost: 2008—$102,804; 2007—$224,298)	98,230	197,870
Trading: common stocks, at fair value (cost: 2007—$35,916) (pledged, at fair value: 2007—$2,144)	—	35,357
Other invested assets	243,795	250,921
Securities lending invested collateral, at fair value (amortized cost: 2007—$2,053,271)	—	2,012,031
Short-term investments, at cost (approximates fair value)	230,213	67,801

Total investments	10,229,557	12,500,540
Cash and cash equivalents	288,920	255,432
Accrued investment income	141,563	143,675
Premium balances receivable, net	665,187	641,026
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	250,473	443,856
Other	540,026	630,787
Deferred acquisition costs	239,610	248,081
Prepaid reinsurance premiums	84,238	71,617
Deferred income taxes	692,345	426,600
Other assets	245,019	122,713

Total assets	$13,376,938	$15,484,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$8,124,482	$7,926,261
Unearned premiums	1,220,133	1,226,647
Securities lending payable	—	2,054,649
5.75% senior notes due December 14, 2015:
Affiliates	448,346	448,158
Other	273,897	298,772
Other liabilities	111,860	180,798

Total liabilities	10,178,718	12,135,285

Commitments and contingent liabilities (see Note 18)
Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2008—67,353,258; 2007—67,222,470	67,353	67,222
Additional paid-in capital	268,027	249,853
Accumulated other comprehensive loss	(257,690)	(34,692)
Retained earnings	3,142,449	3,088,578
Treasury Stock, at cost: 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	3,198,220	3,349,042

Total liabilities and stockholders’ equity	$13,376,938	$15,484,327

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands, except per share data)
Revenues:
Net premiums written	$4,108,092	$3,952,899	$3,633,440
Increase in net unearned premiums	(40,703)	(50,230)	(29,346)

Net premiums earned	4,067,389	3,902,669	3,604,094
Net investment income	440,451	469,772	434,540
Realized net capital (losses) gains	(435,541)	9,389	10,862
Gain on early extinguishment of debt	10,250	—	—

Total revenues	4,082,549	4,381,830	4,049,496

Expenses:
Net losses and loss adjustment expenses	2,907,227	2,638,033	2,462,666
Net commissions	980,626	980,121	903,666
Other underwriting expenses	131,555	115,760	102,339
Increase in deferred acquisition costs	(6,956)	(16,901)	(13,471)
Interest on senior notes	43,359	43,421	43,405
Other, net	23,515	25,644	10,983

Total expenses	4,079,326	3,786,078	3,509,588

Income before income taxes	3,223	595,752	539,908

Income taxes (benefits):
Current	45,277	182,612	123,986
Deferred	(144,308)	(74,001)	(12,230)

Total income taxes (benefits)	(99,031)	108,611	111,756

Net income	$102,254	$487,141	$428,152

Net income per common share:
Basic	$1.54	$7.37	$6.49
Diluted	1.53	7.31	6.46
Weighted average common shares outstanding:
Basic	66,270	66,124	65,955
Diluted	66,722	66,654	66,266

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands, except per share data)
Common Stock:
Balance, beginning of year	$67,222	$67,027	$66,900
Issued under stock compensation plans	131	195	127

Balance, end of year	67,353	67,222	67,027

Additional paid-in capital:
Balance, beginning of year	249,853	228,480	214,700
Excess of (costs) proceeds over par value of common stock issued under stock compensation plans	(1,052)	5,846	3,146
Contributed capital	19,226	15,527	10,634

Balance, end of year	268,027	249,853	228,480

Accumulated other comprehensive (loss) income:
Balance, beginning of year	(34,692)	42,626	35,729
Net change for year	(343,074)	(118,950)	10,613
Deferred income tax effect on net change	120,076	41,632	(3,716)

Balance, end of year	(257,690)	(34,692)	42,626

Retained earnings:
Balance, beginning of year	3,088,578	2,642,056	2,248,541
Net income	102,254	487,141	428,152
Cash dividends declared (per common share: 2008—$0.73; 2007—$0.62; 2006—$0.53)	(48,383)	(40,619)	(34,637)

Balance, end of year	3,142,449	3,088,578	2,642,056

Treasury Stock:
Balance, beginning and end of year	(21,919)	(21,919)	(21,919)

Total stockholders’ equity	$3,198,220	$3,349,042	$2,958,270

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$102,254	$487,141	$428,152

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in unpaid losses and loss adjustment expenses, unearned premiums and prepaid reinsurance premiums	179,086	537,967	409,039
Changes in premium and reinsurance balances receivable and payable, net	236,445	293,485	142,191
Change in deferred acquisition costs	8,471	(16,901)	(13,471)
Change in accrued investment income	28,575	(36,969)	(41,262)
Realized net capital losses (gains) from investments	407,455	(33,582)	(22,084)
Changes in current and deferred income taxes	(218,090)	(82,327)	54,881
Change in unrealized net foreign exchange gains and losses	307,364	(152,642)	(149,000)
Changes in other assets and liabilities, net	(8,923)	10,448	6,219
Changes in equities trading, net	28,720	(1,920)	7,512
Other, net	25,130	22,110	23,234

Total adjustments	994,233	539,669	417,259

Net cash provided by operating activities	1,096,487	1,026,810	845,411

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	4,346,358	1,348,583	692,237
Proceeds of fixed maturities available for sale redeemed or matured	619,493	490,205	412,379
Proceeds of fixed maturities held to maturity redeemed	25,000	—	—
Proceeds of equities available for sale sold	877,755	1,189,392	981,671
Purchase of fixed maturities available for sale	(5,157,138)	(2,782,062)	(1,767,482)
Purchase of equities available for sale	(899,896)	(1,191,044)	(1,165,148)
Net (purchase) sale of other invested assets	(22,265)	6,115	8,792
Net sales (purchases) in securities lending invested collateral	1,329,619	(305,987)	(1,038,979)
Net (purchase) sale of short-term investments	(173,520)	(20,329)	2,473
Change in other liabilities for securities in course of settlement	(84,369)	1,198	7,350
Other, net	(10,398)	5,947	14,440

Net cash provided by (used in) investing activities	850,639	(1,257,982)	(1,852,267)

Cash flows from financing activities:
Net change in securities lending payable	(1,845,822)	305,987	1,038,979
Dividends to stockholders	(46,382)	(39,019)	(33,637)
Common stock issued	(924)	6,042	3,273
Repurchase of senior notes	(14,750)	—	—
Other, net	2,946	790	233

Net cash (used in) provided by financing activities	(1,904,932)	273,800	1,008,848

Effect of exchange rate changes on cash and cash equivalents	(8,706)	7,540	5,152

Change in cash and cash equivalents	33,488	50,168	7,144
Cash and cash equivalents, beginning of year	255,432	205,264	198,120

Cash and cash equivalents, end of year	$288,920	$255,432	$205,264

Supplemental cash flow information:
Income taxes paid, net	$119,474	$184,592	$54,417
Interest paid on senior notes	43,113	43,125	43,125

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands)
Net income	$102,254	$487,141	$428,152

Other comprehensive (loss) income:
Net unrealized depreciation of investments, net of tax:
Net unrealized holding (losses) gains	(772,771)	(121,603)	7,932
Deferred income tax benefit (charge) on above	270,470	42,561	(2,777)
Reclassification adjustment for losses (gains) included in net income	417,705	(34,018)	(22,084)
Deferred income tax (charge) benefit on above	(146,197)	11,906	7,729

	(230,793)	(101,154)	(9,200)

Net unrealized currency translation gain, net of tax:
Net unrealized currency translation gain	11,992	36,671	24,765
Deferred income tax charge on above	(4,197)	(12,835)	(8,668)

	7,795	23,836	16,097

Other comprehensive (loss) income	(222,998)	(77,318)	6,897

Comprehensive (loss) income	$(120,744)	$409,823	$435,049

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Transatlantic Holdings, Inc. (the “Company”) is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company® (“TRC”). TRC owns all of the common stock of Trans Re Zurich (“TRZ”) and Putnam Reinsurance Company (“Putnam”). As of December 31, 2008, 2007 and 2006, American International Group, Inc. (“AIG”, and collectively with its subsidiaries, the “AIG Group”) beneficially owned approximately 59% of the Company’s outstanding shares. See Note 14 for additional discussion regarding AIG’s 59% beneficial ownership of the Company.

The Company and its subsidiaries (collectively, “TRH”), through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH’s principal lines of business are other liability (including directors’ and officers’ liability (“D&O”), errors and omissions liability (“E&O”) and general casualty), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health and surety and credit in the casualty lines, and fire, allied lines, auto physical damage and homeowners multiple peril lines in the property lines (which include property catastrophe risks). Casualty lines represented 69.8%, 71.0% and 73.3% of net premiums written in 2008, 2007 and 2006, respectively. The balance represented property lines.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The Company consolidates subsidiaries in which it holds a controlling financial interest. Entities where the Company holds 20% to 50% of the voting rights and hedge funds in which TRH holds a 5% or greater interest or where it has more than a minor influence over the operations of the investee are accounted for under the equity method.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All material intercompany accounts and transactions have been eliminated. Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2008 presentation.

(b) Use of Estimates: The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions that it believes to be reasonable under the circumstances to make judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

TRH believes that its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, other-than-temporary impairments of investments, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH’s consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected, possibly materially.

(c) Investments: Fixed maturities are classified as held to maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. When TRH does not have the positive intent to hold fixed maturities to maturity, such fixed maturities are classified as available for sale and carried at fair value. Premiums and discounts arising from the purchase of fixed maturities are treated as yield adjustments over their estimated lives, until maturity or call date, if applicable. Common stocks and non-redeemable preferred stocks are carried at fair value. See Note 3 for TRH’s methodology for determining the fair value of its investments.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other invested assets primarily include investments in hedge funds in which TRH holds a 5% or greater interest or where TRH has more than a minor influence over operations of the investee and TRH’s 40% interest in Kuwait Reinsurance Company (K.S.C.). Such investments are accounted for on the equity method. In applying the equity method of accounting, TRH consistently uses the most recently available financial information provided by the general partner or management of each of these investments. The financial information is for the period ended one to three months prior to the end of TRH’s reporting period. The financial statements of these investees are generally audited on an annual basis. The carrying value of such investments represents TRH’s share of the net asset value of these entities. The changes in such net asset values for investments carried on the equity method, other than the portion related to TRH’s share of the investee’s changes in accumulated other comprehensive income, are recorded in net investment income.

Through 2008, TRH participated in a securities lending program (the “Securities Lending Program”) managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities available for sale) from its portfolio were loaned to third parties. Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was returned to the counterparties when the loaned securities were returned to TRH at a future date. The fair values of the loaned securities, which are reflected in the aggregate parenthetically as pledged on the balance sheet, were monitored on a daily basis with additional collateral obtained or refunded as the values fluctuated.

Prior to the latter half of 2007, the collateral received was invested in segregated pooled accounts of the program manager containing floating rate bonds, including asset-backed securities, and interest-bearing cash equivalents. During the latter half of 2007, TRH’s interest in such pooled accounts was exchanged for separate portfolios containing floating rate bonds (i.e., fixed maturities), including asset-backed securities, and interest-bearing cash equivalents. These portfolios were maintained in segregated accounts for TRH by the program manager.

Prior to the fourth quarter of 2008, the transfers of securities in exchange for collateral under the Securities Lending Program were accounted for as secured borrowings. Securities lending invested collateral was shown on the balance sheet at fair value. A liability was recorded in an amount equal to the collateral received, reflecting TRH’s obligation to return the collateral when the loaned securities were returned. Income earned on invested collateral, net of interest payable to the collateral provider, was included in net investment income. As a result of conditions affecting the financial and credit markets, in the fourth quarter of 2008, counterparties were successful in negotiating significantly reduced collateral levels (i.e., collateral received as a percentage of the fair value of the security loaned). Due to the lower collateral levels, during the fourth quarter of 2008, many of such loaned securities were accounted for as sales at the time of transfer and as purchases when the securities were subsequently returned. In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program.

Unrealized gains and losses from fixed maturities available for sale, equities available for sale, securities lending invested collateral and other invested assets, are reported as a separate component of accumulated other comprehensive (loss) income, net of deferred income taxes, in stockholders’ equity. Unrealized gains and losses from investments in trading securities are reported in net investment income. Investments in fixed maturities and equity securities are recorded on a trade date basis.

TRH evaluates its investments for other-than-temporary impairments in valuation. TRH evaluates its investments for impairments such that a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25% or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine consecutive months or longer);

•	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The determination that a security has incurred an other-than-temporary decline in value requires the judgment of TRH’s management and consideration of the fundamental condition of the issuer, its near-term prospects and all relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which TRH could not reasonably assert that the impairment period would be temporary (severity losses).

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

In periods subsequent to the recognition of an other-than-temporary impairment write-down of fixed maturity securities, which are not credit or foreign exchange related, TRH generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security.

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

(f) Deferred Income Taxes: Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. TRH assesses its ability to realize deferred tax assets considering all available evidence including earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available to legal entities when recognizing deferred tax assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” See Note 5 for further discussion of income taxes.

(g) Unearned Premiums and Premium Revenues: In recent years, premiums from treaty contracts have approximated 97% of net premiums written, while facultative contracts have approximated 3%. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. For excess-of-loss treaty contracts, premiums are generally recorded as written based on contract terms. Premiums are earned ratably over the term of the related coverages. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. These estimates are subject to change when actual data for such items estimated

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

becomes available. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

(h) Net Investment Income: Net investment income represents income primarily from the following sources:

•	Interest income from fixed maturities, as well as amortization and accretion of premiums and discounts on fixed maturities

•	Dividend income and distributions from common and preferred stock and other investments when receivable

•	Earnings from investments accounted for under the equity method

•	Realized and unrealized gains and losses from investments in trading securities accounted for at fair value

(i) Realized Net Capital Gains and Losses: Realized capital gains and losses principally emanate from the following sources:

•	Sales and redemptions of fixed maturities, equities (except trading securities accounted for at fair value), securities lending invested collateral and hedge fund interests

•

Reductions to the cost basis of fixed maturities, equity securities (except trading securities accounted for at fair value), securities lending invested collateral and other invested assets for other-than-temporary impairments

•	Exchange gains and losses resulting from foreign currency transactions

(j) Losses and LAE: Unpaid losses and LAE (“gross loss reserves”) are principally based on reports and individual case estimates received from ceding companies. The incurred but not reported (“IBNR”) portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently. Net losses and LAE incurred consists of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of prior period losses.

The estimation of loss reserves is inherently difficult and subjective, especially in view of changes in the legal and tort environment which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

While the reserving process is difficult for ceding companies, the inherent uncertainties of estimating loss reserves are even greater for reinsurers, due primarily to the longer-term nature of much reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which are subject to change without notice. TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for classes such as medical malpractice, D&O, E&O and general casualty. Claims from such classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict.

Losses and loss adjustment expenses net of related reinsurance recoverable (“net loss reserves”) include amounts for risks relating to environmental impairment and asbestos-related illnesses. The great majority of TRH’s environmental and asbestos-related net loss reserves arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 2008 and 2007 for such claims, including IBNR reserves, are based upon known facts

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for environment impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things. Further, there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

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

Transaction gains and losses on assets and liabilities denominated in foreign currencies are recorded as a component of realized net capital (losses) gains during the period in which they occur.

(l) Recent Accounting Standards:

(1) Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an asset or liability is carried at fair value. The fair value measurement and related disclosure guidance in SFAS 157 does not apply to fair value measurements associated with share-based compensation awards accounted for in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

TRH adopted SFAS 157 on January 1, 2008, its required effective date. With certain specific exceptions which would require a cumulative-effect adjustment to opening retained earnings on January 1, 2008, SFAS 157 must be applied prospectively. At January 1, 2008, in accordance with the standard, TRH made no adjustment to opening retained earnings. In addition, there were no significant changes to valuation methodologies applied as of December 31, 2008 compared to those used as of December 31, 2007.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 with respect to the fair value measurements of a security when the market for that security is inactive. TRH adopted FSP FAS 157-3 in the third quarter of 2008. There were no significant changes to valuation methods applied as of December 31, 2008 as a result of FSP FAS 157-3.

(2) SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).

In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in income. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 was effective for TRH on January 1, 2008. TRH did not employ this standard to measure any assets or liabilities at fair value that were not previously required to be measured on that basis.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarified the accounting for uncertain income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and additional disclosures. TRH adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on TRH’s financial position as of January 1, 2007 or TRH’s results of operations and cash flows in the year of adoption.

(4) Future Application of Accounting Standards

(i) In November 2008, the FASB ratified FASB Emerging Issue Task Force Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarified the accounting for certain transactions and impairment considerations involving equity method investments. For TRH, EITF 08-6 will be effective on January 1, 2009 and must be applied prospectively. TRH does not expect the adoption of EITF 08-6 to have a material effect on TRH’s financial condition, results of operations or cash flows.

(ii) In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with GAAP but does not change current practices. SFAS 162 will become effective on the 60th day following SEC approval of the Public Company Accounting Oversight Board amendments to remove GAAP hierarchy from the auditing standards. SFAS 162 will have no effect on TRH’s consolidated financial condition, results of operations or cash flows.

(iii) In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires insurance companies to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 does not apply to certain insurance contracts that are similar to financial guarantee insurance contracts issued by insurance companies (such as mortgage guaranty insurance or credit insurance on trade receivables), nor does it apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For TRH, SFAS 163 is required to be adopted on January 1, 2009, although certain disclosures are required in the consolidated financial statements for 2008. As current and prior years’ in-force financial guarantee business and related loss and loss adjustment expense reserves were not material as of December 31, 2008, such disclosures for 2008 have not been provided. Early adoption of SFAS 163 is prohibited. Based on the fact that TRH’s financial guarantee business and related loss and loss adjustment expense reserves are presently not material, TRH does not expect the adoption of SFAS 163 to have a material effect on the recognition and measurement of premium revenue and claim liabilities in its consolidated financial statements.

(iv) In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations, requiring an acquirer to recognize 100% of the fair values

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of assets acquired, liabilities assumed, and noncontrolling interests; recognizing contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income; and recognizing preacquisition loss and gain contingencies at their acquisition-date fair values, among other changes. For TRH, SFAS 141R is required to be adopted for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is prohibited.

3. Fair Value Measurements

Effective January 1, 2008, TRH adopted SFAS 157, which specifies measurement and disclosure standards related to assets and liabilities measured at fair value. See Note 2(l) for additional information.

(a) Fair Value Measurements on a Recurring Basis

TRH measures at fair value on a recurring basis financial instruments included principally in its available for sale securities portfolios and certain short-term investments and cash equivalents. The fair value of a financial instrument is the amount that would be received to sell an asset in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

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

A further discussion of the most significant categories of investments carried at fair value on a recurring basis follows:

(1) Fixed Maturities (Including Fixed Maturities Within Securities Lending Invested Collateral) and Equity Securities Available for Sale

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(2) Certain Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents are carried at cost or amortized cost, which approximates fair value, and principally include money market instruments and commercial paper. These instruments are typically not traded in active markets; however, their fair values are based on market observable inputs.

(b) Fair Value Measurements on a Non-Recurring Basis

TRH also measures the fair value of certain assets, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets primarily include held-to-maturity fixed maturities, which are carried on the balance sheet at amortized cost, and cost and equity-method investments. When TRH determines that the carrying value of these assets may not be recoverable, TRH records the assets at fair value with the loss recognized in income as a realized capital loss. In such cases, TRH measures the fair value of these assets using the techniques discussed above for fixed maturities and equity securities.

See Note 2(c) for additional information about how TRH tests its investments for other-than-temporary impairment.

(c) Fair Value Hierarchy

Beginning January 1, 2008, assets recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•

Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that TRH has the ability to access for identical assets. Market price data generally is obtained from exchange or dealer markets. TRH does not adjust the quoted price for such instruments. Assets measured at fair value on a recurring basis and classified as Level 1 principally include certain government and government agency securities and actively traded listed common stocks and mutual funds (which are included on the balance sheet in common stocks available for sale).

•

Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include certain government and government agency securities, state, municipal and political subdivision obligations, most investment-grade and high-yield corporate bonds, most nonredeemable preferred stocks available for sale, most asset-backed securities and certain short-term investments and cash equivalents.

•

Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. TRH’s assessment

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, TRH considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets measured at fair value on a recurring basis and classified as Level 3 principally include certain asset-backed fixed maturities.

(d) Assets Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis at December 31, 2008 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Balance December 31, 2008
	(in millions)
Assets(1):
Fixed maturities available for sale	$19.1	$7,908.6	$85.4	$8,013.1
Common stocks available for sale	425.6	—	—	425.6
Nonredeemable preferred stocks available for sale	—	95.7	2.5	98.2
Other invested assets	0.1	—	33.2	33.3
Short-term investments(2)	1.5	89.2	—	90.7
Cash and cash equivalents(2)	—	51.2	—	51.2

Total	$446.3	$8,144.7	$121.1	$8,712.1

(1)	Represents only items measured at fair value.

(2)	Short-term investments and cash equivalents in Level 2 are carried at cost which approximates fair value.

At December 31, 2008, Level 3 assets totaled $121.1 million, representing 1.4% of total assets measured at fair value on a recurring basis.

The following tables present analyses of the changes during 2008 in Level 3 assets measured at fair value on a recurring basis and the realized and unrealized gains (losses) recorded in income during 2008 related to those assets that remained on the consolidated balance sheet at December 31, 2008:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fixed Maturities Available for Sale	Nonredeemable Preferred Stocks Available for Sale	Other Invested Assets	Securities Lending Invested Collateral	Total
	(in millions)
Balance, January 1, 2008	$0.5	$2.5	$18.3	$151.3	$172.6
Net realized/unrealized gains/losses included in:
Net investment income	0.6	—	1.1	0.5	2.2
Net realized capital losses	(15.4)	—	—	(11.5)	(26.9)
Accumulated other comprehensive (loss) income	(6.1)	—	0.5	1.0	(4.6)
Purchases, sales, issuances and settlements, net	(0.8)	—	22.8	(3.0)	19.0
Transfer of investments	53.8	—	—	(53.8)	—
Transfer in (out) of Level 3	52.8	—	(9.5)	(84.5)	(41.2)

Balance, December 31, 2008	$85.4	$2.5	$33.2	$—	$121.1

Unrealized losses recorded in realized net capital losses on instruments held at December 31, 2008	$(52.8)	$—	$—	$—	$(52.8)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at December 31, 2008 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities).

Net unrealized depreciation related to Level 3 investments approximated $22.7 million at December 31, 2008.

(e) Assets Measured at Fair Value on a Non-Recurring Basis

None of TRH’s assets were written down to fair value on a non-recurring basis during 2008.

4. Investments

(a) Statutory Deposits: Investments with carrying values of $552 million and $442 million at December 31, 2008 and 2007, respectively, were deposited with governmental authorities as required by law. The substantial majority of these deposits are fixed maturities and common stocks available for sale.

(b) Net Investment Income: An analysis of net investment income of TRH follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Fixed maturities	$427,620	$395,823	$354,890
Equities	19,735	25,639	28,122
Other invested assets (including hedge funds)	(18,999)	37,755	38,804
Other	22,056	19,206	22,420

Total investment income	450,412	478,423	444,236
Investment expenses	(9,961)	(8,651)	(9,696)

Net investment income	$440,451	$469,772	$434,540

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in net unrealized gains (losses) included in net investment income from equities classified as trading securities in 2008, 2007 and 2006 were $0.6 million, ($1.4) million and $2.5 million.

(c) Investment Gains and Losses: Realized net capital (losses) gains are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Realized net capital (losses) gains by source:
Fixed maturities	$(88,478)	$(1,399)	$(306)
Equities available for sale	(220,261)	37,247	22,343
Securities lending invested collateral	(105,703)	(1,830)	—
Net foreign currency transaction losses	(17,837)	(24,629)	(11,222)
Other	(3,262)	—	47

Total	$(435,541)	$9,389	$10,862

Realized net capital (losses) gains resulted from:
Sales and redemptions of securities	$(99,914)	$61,155	$23,563
Other-than-temporary impairment write-downs	(317,790)	(27,137)	(1,479)
Net foreign currency transaction losses	(17,837)	(24,629)	(11,222)

Total	$(435,541)	$9,389	$10,862

The change in net unrealized appreciation (depreciation) of investments is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Change in net unrealized appreciation (depreciation) of investments, before deferred income tax effect:
Fixed maturities carried at amortized cost	$(38,247)	$(7,541)	$10,733
Fixed maturities carried at fair value	(346,256)	(53,286)	(36,812)
Equities available for sale carried at fair value	(47,120)	(63,576)	26,332
Other(1)	38,311	(38,759)	(3,674)

Total	$(393,312)	$(163,162)	$(3,421)

(1)	Includes net unrealized appreciation (depreciation) from securities lending invested collateral of $41.2 million and ($41.2) million in 2008 and 2007, respectively.

Gross realized gains and gross realized losses on sales of TRH’s available for sale securities and securities lending invested collateral were as follows:

	2008		2007		2006
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(in millions)
Fixed maturities	$101.4	$(62.3)	$4.4	$(5.4)	$2.8	$(3.9)
Equities	51.1	(176.6)	90.2	(28.3)	61.8	(39.3)
Securities lending invested collateral	—	(8.0)	0.1	(1.9)	—	—

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Fixed Maturities: The amortized cost and fair value of investments classified as fixed maturities on the balance sheet at December 31, 2008 and 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses(1)
	(in thousands)
2008
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,218,603	$30,069	$(38,240)	$1,210,432

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$40,783	$4,565	$(150)	$45,198
States, municipalities and political subdivisions	5,354,696	57,452	(263,055)	5,149,093
Foreign governments	275,262	5,827	(491)	280,598
Corporate	2,089,766	78,946	(74,683)	2,094,029
Asset-backed	534,306	1,205	(91,358)	444,153

Total	$8,294,813	$147,995	$(429,737)	$8,013,071

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses(1)
	(in thousands)
2007
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,249,935	$32,871	$(2,795)	$1,280,011

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$323,364	$7,564	$(90)	$330,838
States, municipalities and political subdivisions	5,231,314	123,661	(19,856)	5,335,119
Foreign governments	330,079	2,372	(2,439)	330,012
Corporate	2,108,885	3,882	(52,010)	2,060,757
Asset-backed	41,096	1,502	(72)	42,526

Total	$8,034,738	$138,981	$(74,467)	$8,099,252

(1)	See Note 4(g) for additional information about gross unrealized losses as of December 31, 2008 and 2007.

The amortized cost and fair value of fixed maturities at December 31, 2008 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities held to maturity:
Due after five years through ten years	$128,200	$132,412
Due after ten years	1,090,403	1,078,020

Total	$1,218,603	$1,210,432

Fixed maturities available for sale:
Non-asset-backed:
Due in one year or less	$375,969	$376,594
Due after one year through five years	1,493,755	1,480,476
Due after five years through ten years	1,952,555	1,922,592
Due after ten years	3,938,228	3,789,256
Asset-backed(1)	534,306	444,153

Total	$8,294,813	$8,013,071

(1)	Asset-backed fixed maturities by their nature do not generally have single maturity dates.

(e) Equities: At December 31, 2008 and 2007, net unrealized depreciation of equities available for sale (before applicable income taxes) included gross gains of $22.9 million and $31.0 million, respectively, and gross losses of $81.5 million and $42.5 million, respectively. (See Note 4(g) for additional information about gross unrealized losses as of December 31, 2008 and 2007.)

(f) Securities Lending Program: Through 2008, TRH participated in a securities lending program (the “Securities Lending Program”) managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities available for sale) from its portfolio were loaned to third parties. (See Note 2(c).) Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was returned to the counterparties when the loaned securities were returned to TRH at a future date. The fair values of the loaned securities, which are reflected in the aggregate parenthetically as pledged on the balance sheet, were monitored on a daily basis with additional collateral obtained or refunded as the values fluctuated.

Prior to the latter half of 2007, the collateral received was invested in segregated pooled accounts of the program manager containing floating rate bonds, including asset-backed securities, and interest-bearing cash equivalents. During the latter half of 2007, TRH’s interest in such pooled accounts was exchanged for separate portfolios containing floating rate bonds (i.e., fixed maturities), including asset-backed securities, and interest-bearing cash equivalents. These portfolios were maintained in segregated accounts for TRH by the program manager.

Prior to the fourth quarter of 2008, the transfers of securities in exchange for collateral under the Securities Lending Program were accounted for as secured borrowings. Securities lending invested collateral was shown on the balance sheet at fair value. A liability was recorded in an amount equal to the collateral received, reflecting TRH’s obligation to return the collateral when the loaned securities were returned. As a result of conditions affecting the financial and credit markets, in the fourth quarter of 2008, counterparties were successful in negotiating significantly reduced collateral levels (i.e., collateral received as a percentage of the fair value of the security loaned). Due to the lower collateral levels, during the fourth quarter of 2008, many of such loaned securities were accounted for as sales at the time of transfer and as purchases when the securities were subsequently returned. The sale and return of such securities resulted in realized net capital losses of $16 million in 2008. In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program.

In 2008, TRH repaid certain securities lending payables using cash from sources other than the sale of securities lending invested collateral. In that regard, fixed maturities were transferred from the securities lending invested collateral portfolio to the fixed maturities available for sale portfolio. Such

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transferred securities included commercial mortgage-backed securities, residential mortgage-backed securities and other asset-backed securities.

The amortized cost and fair value of securities lending invested collateral by underlying category of security at December 31, 2007 is summarized as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses(1)
	(in thousands)
2007
Fixed maturities available for sale:
Asset-backed:
Commercial mortgage-backed	$159,113	$—	$(2,613)	$156,500
Residential mortgage-backed	618,505	3,822	(26,059)	596,268
Other asset-backed	123,844	—	(1,366)	122,478

Total asset-backed	901,462	3,822	(30,038)	875,246
Non-asset-backed	955,070	54	(15,078)	940,046

Total fixed maturities available for sale	1,856,532	3,876	(45,116)	1,815,292
Cash equivalents	196,739	—	—	196,739

Total securities lending invested collateral	$2,053,271	$3,876	$(45,116)	$2,012,031

(1)	See Note 4(g) for additional information about gross unrealized losses as of December 31, 2007.

(g) Additional Information on Gross Unrealized Losses on All Fixed Maturities, on Equities Available for Sale and, in 2007 only, on Securities Lending Invested Collateral: As of December 31, 2008 and 2007, TRH’s aggregate gross unrealized losses on all fixed maturities, on equities available for sale and on securities lending invested collateral totaled $549.5 million and $164.9 million, respectively. As of December 31, 2008 and 2007, no single issuer accounted for more than 5% and 4%, respectively, of the aggregate gross unrealized losses.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008 and 2007, the aging of the gross unrealized losses with respect to all fixed maturities, equities and securities lending invested collateral, grouped by percentage of gross unrealized loss (the extent by which the fair value is less than cost or amortized cost) relative to cost or amortized cost, including the number of respective items, was as follows:

2008

Months in a Continuous Unrealized Loss Position	Fair Value 20% or Less under Cost or Amortized Cost			Fair Value Greater than 20% up to 50% under Cost or Amortized Cost			Total
	Fair Value	Gross Unrealized Losses	Items	Fair Value	Gross Unrealized Losses	Items	Fair Value	Gross Unrealized Losses	Items
	(dollars in millions)
Total Fixed Maturities
0-6	$2,381	$98	366	$120	$52	23	$2,501	$150	389
6-12	1,330	96	193	35	12	9	1,365	108	202
>12	618	67	115	377	143	55	995	210	170

Total	$4,329	$261	674	$532	$207	87	$4,861	$468	761

Equities Available for Sale
0-6	$100	$12	96	$87	$41	102	$187	$53	198
6-12	37	5	19	45	23	41	82	28	60
>12	—	—	—	1	1	1	1	1	1

Total	$137	$17	115	$133	$65	144	$270	$82	259

Total
0-6	$2,481	$110	462	$207	$93	125	$2,688	$203	587
6-12	1,367	101	212	80	35	50	1,447	136	262
>12	618	67	115	378	144	56	996	211	171

Total	$4,466	$278	789	$665	$272	231	$5,131	$550	1,020

2007

Months in a Continuous Unrealized Loss Position	Fair Value 20% or Less under Cost or Amortized Cost			Fair Value Greater than 20% up to 50% under Cost or Amortized Cost			Total
	Fair Value	Gross Unrealized Losses	Items	Fair Value	Gross Unrealized Losses	Items	Fair Value	Gross Unrealized Losses	Items
	(dollars in millions)
Total Fixed Maturities
0-6	$2,224	$61	372	$—	$—	—	$2,224	$61	372
6-12	755	14	78	—	—	—	755	14	78
>12	135	3	34	—	—	—	135	3	34

Total	$3,114	$78	484	$—	$—	—	$3,114	$78	484

Equities Available for Sale
0-6	$356	$34	139	$22	$8	9	$378	$42	148
6-12	4	0	4	—	—	—	4	0	4
>12	—	—	—	—	—	—	—	—	—

Total	$360	$34	143	$22	$8	9	$382	$42	152

Securities Lending Invested Collateral
0-6	$1,381	$38	179	$5	$2	1	$1,386	$40	180
6-12	227	3	37	—	—	—	227	3	37
>12	58	2	8	—	—	—	58	2	8

Total	$1,666	$43	224	$5	$2	1	$1,671	$45	225

Total
0-6	$3,961	$133	690	$27	$10	10	$3,988	$143	700
6-12	986	17	119	—	—	—	986	17	119
>12	193	5	42	—	—	—	193	5	42

Total	$5,140	$155	851	$27	$10	10	$5,167	$165	861

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TRH does not consider its investments with unrealized losses to be other-than-temporarily impaired. The $211 million of unrealized losses for TRH’s investments that have been in a continuous unrealized loss position for more than twelve months as of December 31, 2008 represents 2% of the $10.10 billion of total amortized cost or cost of TRH’s total fixed maturities and equities available for sale. These unrealized losses resulted largely from changes in market interest rates caused principally by a widening of credit spreads from market dislocation and general market illiquidity. The majority of these securities in a loss position are highly-rated state, municipality or political subdivision fixed maturities. TRH has the ability and intent to hold all securities in an unrealized loss position until their fair values recover. In making this determination, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH’s history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs.

At December 31, 2008 and 2007, the gross unrealized losses for all fixed maturities, equities available for sale and securities lending invested collateral included the following concentrations:

2008

Concentration	Gross Unrealized Losses
(in thousands)

States, municipalities and political subdivisions	$301,295
Banking and financial institutions	91,175
Residential mortgage-backed	70,304
Energy	14,807
Commercial mortgage-backed	13,799
Technology	12,086
Other	46,055

Total	$549,521

2007

Concentration	Gross Unrealized Losses
(in thousands)

Banking and financial institutions	$80,686
Residential mortgage-backed	26,366
States, municipalities and political subdivisions	22,651
U.S. Government and government agencies	7,984
Other	27,172

Total	$164,859

The fair value of fixed maturities and securities lending invested collateral, which is comprised principally of fixed maturities, in an unrealized loss position at December 31, 2008 and 2007, by contractual maturity, is shown below:

	2008	2007
	(in thousands)
Non-asset-backed:
Due in one year or less	$73,915	$404,454
Due after one year through five years	408,603	1,590,134
Due after five years through ten years	553,534	819,549
Due after ten years	3,479,123	1,107,008
Asset-backed (1)	345,472	864,141

Total	$4,860,647	$4,785,286

(1)	Asset-backed fixed maturities by their nature do not generally have single maturity dates.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes (Benefits)

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

The U.S. federal income tax rate was 35% for 2008, 2007 and 2006. Actual tax (benefit) expense on income before income taxes differs from the “expected” amount computed by applying the U.S. federal income tax rate because of the following:

	Years Ended December 31,
	2008		2007		2006
	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes
	(dollars in thousands)
“Expected” tax expense	$1,128	35.0%	$208,513	35.0%	$188,968	35.0%
Adjustments:
Tax-exempt interest	(89,359)	(2,772.8)	(82,866)	(13.9)	(76,754)	(14.2)
Dividends received deduction	(4,867)	(151.0)	(5,011)	(0.8)	(3,688)	(0.7)
Recognition of previously uncertain tax benefit	—	—	(5,300)	(0.9)	—	—
Interest on net tax refunds	(3,656)	(113.4)	(4,279)	(0.7)	—	—
Other	(2,277)	(70.8)	(2,446)	(0.5)	3,230	0.6

Actual tax (benefit) expense	$(99,031)	(3,073.0)%	$108,611	18.2%	$111,756	20.7%

Foreign and domestic components of actual tax (benefit) expense:
Foreign	$73,814		$117,172		$92,413
Domestic:
Current	(28,537)		65,440		31,573
Deferred	(144,308)		(74,001)		(12,230)

	$(99,031)		$108,611		$111,756

(Loss) income before income taxes from Domestic operations was ($263.9) million, $268.1 million and $199.3 million in 2008, 2007 and 2006, respectively. Income before income taxes from foreign operations was $267.1 million, $327.6 million and $340.6 million in 2008, 2007 and 2006, respectively.

The domestic current tax benefit for 2008 includes $83.5 million resulting from a tax capital loss carryback to prior years. In addition, the 2008 deferred tax benefit includes the reversal of a previously recorded minimum tax credit carryforward in the amount of $15.0 million. The domestic deferred tax benefit for 2007 and 2006 includes $32.9 million and $6.6 million, respectively, resulting from a minimum tax credit carryforward. By law, minimum tax credits may be carried forward indefinitely.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax asset at December 31, 2008 and 2007 were as follows:

	2008	2007
	(in thousands)
Deferred income tax assets:
Unpaid losses and LAE, net of related reinsurance recoverable	$327,154	$325,599
Unearned premiums, net of prepaid reinsurance premiums	79,537	81,237
Cumulative translation adjustment	25,517	28,353
Benefit from amended tax returns	8,204	8,204
Minimum tax credit carryforward	45,334	60,316
Other-than-temporary impairment write-downs for investments held	123,382	12,693
Foreign tax credit carryforward	61,233	4,587
Net unrealized depreciation of investments	114,671	—
Other	30,926	22,966

Total deferred income tax assets	815,958	543,955

Deferred income tax liabilities:
Deferred acquisition costs	89,263	86,828
Net unrealized appreciation of investments	—	9,602
Other	34,350	20,925

Total deferred income tax liabilities	123,613	117,355

Net deferred income tax asset	$692,345	$426,600

No valuation allowance has been recorded as TRH has concluded that it is more likely than not that TRH will fully realize the deferred tax assets. The most significant deferred tax assets arise from the discounting of loss reserves and realized and unrealized losses on investments. TRH’s strong history of operating earnings supports its conclusion that it has the ability to realize the full benefits associated with all deferred tax assets, particularly the assets associated with the discounting of loss reserves. In addition to TRH’s strong history of operating earnings, TRH also has a strong history of generating capital gains to offset capital losses. During 2007 and 2006, TRH generated $135 million of capital gains on a tax basis that are available for carryback of losses generated in 2008 and 2009. TRH also notes that while the other-than-temporary impairment write-downs on its fixed maturity securities are reflected as realized losses for GAAP purposes, the securities continue to be held in its available for sale portfolio and, as such, the carryforward period for capital losses on a tax basis has not begun to run. Finally, TRH’s strong history of positive operating cash flow, having generated $2.97 billion over the last three years, supports the conclusion that TRH has the ability to hold until maturity, or until the values recover, those fixed income securities that have been written down, as well as those securities that are in an unrealized loss position.

On January 1, 2007, TRH adopted FIN 48. At January 1, 2007, the total amount of TRH’s liability for unrecognized tax benefit, excluding interest and penalties, was $5.3 million. In 2007, TRH recognized this previously uncertain tax benefit. As a result, income tax expense for 2007 has been reduced by $5.3 million. At December 31, 2008, TRH has no liability for unrecognized tax benefits. TRH does not presently anticipate any material change in unrecognized tax benefits during the next twelve months.

Interest and penalties relating to unrecognized tax benefits/expenses are recognized in income tax expense, when applicable. As of December 31, 2008 and 2007, there was $9.1 million and $4.3 million, respectively, of net interest receivable on income taxes. There was no interest or penalties accrued as of December 31, 2008. Current income tax expense was reduced by $3.7 million and $4.3 million of interest on net tax refunds in 2008 and 2007, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no unrecognized tax positions in 2008. The table below reconciles the total amounts of unrecognized tax positions, including interest and penalties, if any, from the beginning of 2007 to the end of 2007:

	Total Unrecognized Tax Positions Beginning of Year	Tax Additions/ Increases of prior years	Tax Reductions/ (Decreases) of prior years	Expiration of Statute	Settlements	Total Unrecognized Tax Positions End of Year
	(in thousands)
2007
Current Period Positions	$—	$—	$—	$—	$—	$—
Prior Period Positions	5,300	—	(5,300)	—	—	—

Total Positions	$5,300	$—	$(5,300)	$—	$—	$—

The following table lists the tax years that remain subject to examination by major tax jurisdiction as of December 31, 2008:

Major Tax Jurisdiction	Open Tax Years
Canada	2004-2007
France	2006-2007
Japan	2007
Switzerland	2007
United Kingdom	2005-2007
United States	2004-2007

6. Liability for Gross Loss Reserves

The activity in gross loss reserves is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
At beginning of year:
Gross loss reserves	$7,926,261	$7,467,949	$7,113,294
Less reinsurance recoverable	1,026,545	1,260,729	1,422,851

Net loss reserves	6,899,716	6,207,220	5,690,443

Net losses and LAE incurred in respect of losses occurring in:
Current year	2,907,711	2,549,653	2,281,538
Prior years	(484)	88,380	181,128

Total	2,907,227	2,638,033	2,462,666

Net losses and LAE paid in respect of losses occurring in:
Current year	565,613	508,511	508,917
Prior years	1,550,437	1,593,614	1,595,614

Total	2,116,050	2,102,125	2,104,531

Foreign exchange effect	(341,815)	156,588	158,642

At end of year:
Net loss reserves	7,349,078	6,899,716	6,207,220
Plus reinsurance recoverable	775,404	1,026,545	1,260,729

Gross loss reserves	$8,124,482	$7,926,261	$7,467,949

2008 includes net catastrophe losses incurred of $180.4 million, principally relating to Hurricane Ike. In addition, in 2008, TRH decreased its estimates of the ultimate amounts of net losses occurring

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in 2007 and prior years by $0.5 million. This net favorable development was comprised of net favorable development of $209.7 million for losses occurring in 2003 to 2007, offset by net adverse development of $209.2 million relating to losses occurring in 2002 and prior.

Significant net favorable development was recorded for losses occurring in the allied lines ($43.6 million) and fire ($11.6 million) lines, each arising principally from losses occurring in 2007, and in the homeowners multiple peril ($17.0 million) and auto liability ($13.2 million) lines, each arising principally from losses occurring in 2005 to 2007. The line of business with the most significant net adverse development recorded in 2008 was the other liability line ($79.6 million), arising principally from losses occurring between 1997 and 2002, partially offset by favorable development from losses occurring in 2004 to 2006. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, significant net adverse development was recorded in 2008 for losses occurring in the medical malpractice ($35.4 million) line, arising principally from losses occurring in 1995 to 2001 and in 2006. (See Note 10 for amounts included in net adverse development that relate to catastrophe losses.)

The favorable development in accident years 2004 through 2007 results generally from favorable loss trends. The net adverse development arising from losses occurring in years 1998 through 2001, which represent the great majority of the 2002 and prior development, generally relates to the fact that for many classes within these years, ceding companies continue to experience increased loss costs relative to expectations, coupled with an unexpected lengthening of the loss emergence patterns. Generally, loss activity was greater than expected from losses occurring in the D&O and E&O classes, although to a lesser extent than in previous calendar year periods. Also, classes such as medical malpractice and excess umbrella were impacted by late reported high layer excess claims to a greater extent than expected. Contributing to this increase, is the fact that many policies during this period covered underlying contracts that extended over multiple years, which contributed to recent reported loss activity exceeding previous expectations. This has led to an increase in both the frequency and severity of claims entering the reinsured excess-of-loss coverage layers at later points in time than had previously been experienced.

TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for such volatile classes as medical malpractice, D&O, E&O and general casualty. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss trend factors for this business, such as jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependent upon the claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices are subject to change without notice.

2007 includes net catastrophe losses incurred of $64.5 million, principally relating to European Windstorm Kyrill and floods in the U.K. In addition, in 2007, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2006 and prior years needed to be increased as a result of greater than expected loss activity in 2007. As a result of that determination, TRH increased net losses and LAE incurred by $88.4 million, representing significant net adverse development in 2007 of losses occurring in all prior years. This net adverse development was comprised of $368.9 million relating to losses occurring in 2002 and prior, partially offset by net favorable development of $280.5 million, principally relating to losses occurring in 2006 and, to a lesser extent, 2005 and 2004. The line of business with the most significant net adverse development recorded in 2007 was the other liability line ($221 million), arising principally from losses occurring in 1998 to 2002 for reasons similar to those discussed earlier for the other liability line development in 2008. In addition, significant net adverse development was recorded in 2007 in the medical malpractice line ($38 million), arising principally from losses occurring between 1998 and 2002. These increases to incurred losses were offset in part by net favorable development occurring most significantly in the fire line ($84 million), arising principally from losses occurring in 2006, and in the allied lines ($43 million) and homeowners multiple peril ($34 million) lines, each arising principally from losses occurring between 2004 and 2006.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no significant net catastrophe losses for events occurring in 2006. However, in 2006, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2005 and prior years needed to be increased as a result of greater than expected loss activity in 2006. As a result of that determination, TRH increased net losses and LAE incurred by $181.1 million, representing significant net adverse development in 2006 of losses occurring in all prior years. This net adverse development was comprised of $339.7 million relating to losses occurring in 2002 and prior, partially offset by favorable development of $158.6 million relating primarily to 2005, and to a much lesser extent, 2004 and 2003. The line of business with the most significant net adverse development recorded in 2006 was the other liability line ($192 million), arising principally from losses occurring in 2000 to 2002 for reasons similar to those discussed earlier for the other liability line development in 2008. In addition, significant net adverse development was recorded in 2006 in the medical malpractice line ($35 million), arising principally from losses occurring between 1998 and 2002, the fidelity line ($28 million), arising principally from losses occurring between 1999 and 2005, and the ocean marine and aviation line ($22 million), arising principally from losses occurring in 2005. The large majority of such net adverse development related to domestic operations. These increases to incurred losses were offset in part by net favorable development occurring most significantly in the fire line ($129 million), arising principally from losses occurring in 2005, and the homeowners multiple peril line ($36 million), arising principally from losses occurring between 2004 and 2005.

Net development on losses occurring in prior years, for all periods discussed above, includes amounts relating to catastrophe events. See Note 10 for such amounts.

7. Senior Notes

In December 2005, the Company completed a public offering of $750 million principal amount of its 5.75% senior notes due on December 14, 2015 (the “Senior Notes”). Of the $750 million aggregate principal amount of the Senior Notes offered, $450 million principal amount was purchased by certain subsidiaries of AIG. In 2008, TRH repurchased $25 million principal amount of the Senior Notes for $15 million from non-affiliates, realizing a gain of $10 million.

At December 31, 2008 and 2007, $725 million and $750 million, respectively, principal amount of Senior Notes remained outstanding. In addition, the unamortized original issue discount, which totaled $2.8 million and $3.1 million at December 31, 2008 and 2007, respectively, has been deducted from the carrying value of the Senior Notes and is being amortized over the term of the Senior Notes on the effective interest rate method. The fair value of the Senior Notes as of December 31, 2008 and 2007 was $469.4 million and $714.3 million, respectively, based on quoted market price.

Interest expense incurred in connection with the Senior Notes was $43.4 million in each of 2008, 2007 and 2006. Interest payments on the Senior Notes totaled $43.1 million in each of 2008, 2007 and 2006.

8. Common Stock

Common stock activity for each of the three years in the period ended December 31, 2008 was as follows:

	2008	2007	2006
Shares outstanding, beginning of year	66,233,570	66,037,708	65,911,185
Issued under stock compensation plans	130,788	195,862	126,523

Shares outstanding, end of year	66,364,358	66,233,570	66,037,708

9. Net Income Per Common Share

Net income per common share has been computed in the following table based upon weighted average common shares outstanding.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Net income (numerator)	$102,254	$487,141	$428,152

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	67,259	67,113	66,944
Less: Average shares in treasury	989	989	989

Average outstanding shares—basic (denominator)	66,270	66,124	65,955
Average potential shares from stock compensation(1)	452	530	311

Average outstanding shares—diluted (denominator)	66,722	66,654	66,266

Net income per common share:
Basic	$1.54	$7.37	$6.49
Diluted	1.53	7.31	6.46

(1)

2008 excludes the effect of 1.3 million anti-dilutive shares (from a total of 3.1 million potential shares). 2007 excludes the effect of 0.6 million anti-dilutive shares (from a total of 3.0 million potential shares). 2006 excludes the effect of performance-based restricted stock units whose performance period had not yet begun and 1.2 million anti-dilutive shares (from a total of 2.8 million potential shares).

10. Impact of Catastrophe Costs

Income before income taxes in 2008 includes estimated net catastrophe costs of $169.7 million, principally relating to Hurricane Ike. Such costs consist of net catastrophe losses incurred of $180.4 million (gross $187.0 million; ceded $6.6 million) and net assumed reinstatement premiums of $10.7 million (gross $11.4 million; ceded $0.7 million).

Income before income taxes in 2007 includes estimated net catastrophe costs of $55.2 million principally relating to European Windstorm Kyrill and floods in the U.K. Such costs consist of net catastrophe losses incurred of $64.5 million (gross $68.2 million; ceded $3.7 million) and net assumed reinstatement premiums of $9.3 million (gross $9.6 million; ceded $0.3 million).

While there were no significant net catastrophe costs for events occurring during 2006, income before income taxes in 2006 includes net catastrophe costs of $28.7 million relating to events which occurred in prior years. Such costs consist of net catastrophe losses incurred of $29.7 million (gross $84.5 million; ceded $54.8 million) and net assumed reinstatement premiums of $1.0 million.

Net assumed reinstatement premiums serve to increase net premiums written and earned by such amounts in their respective periods. Reinstatement premiums may arise on assumed and ceded business as a result of contractual provisions found in certain excess-of-loss catastrophe reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the components of pre-tax net catastrophe costs for 2008, 2007 and 2006 is presented below:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Net losses and LAE incurred for catastrophe events occurring in current year	$190.8	$53.3	$—
Net losses and LAE incurred for catastrophe events occurring in prior years	(10.4)	11.2	29.7

Total net losses and LAE incurred from catastrophe events	180.4	64.5	29.7
Net assumed reinstatement premiums	(10.7)	(9.3)	(1.0)

Net catastrophe costs	$169.7	$55.2	$28.7

A summary of pre-tax net catastrophe costs by segment for 2008, 2007 and 2006 is presented below:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Domestic	$147.4	$8.0	$18.2

International:
Europe	22.1	47.4	16.9
Other	0.2	(0.2)	(6.4)

Total international	22.3	47.2	10.5

Total	$169.7	$55.2	$28.7

11. Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income and changes in such amounts between years are as follows:

	Net Unrealized Appreciation (Depreciation) of Investments, Net of Deferred Income Tax	Net Unrealized Currency Translation Loss, Net of Deferred Income Tax	Accumulated Other Comprehensive (Loss) Income
	(in thousands)
Balance, December 31, 2005	$128,318	$(92,589)	$35,729
Change during year	(9,200)	16,097	6,897

Balance, December 31, 2006	119,118	(76,492)	42,626
Change during year	(101,154)	23,836	(77,318)

Balance, December 31, 2007	17,964	(52,656)	(34,692)
Change during year	(230,793)	7,795	(222,998)

Balance, December 31, 2008	$(212,829)	$(44,861)	$(257,690)

12. Pension, Other Postretirement Benefits and Incentive Savings Plans

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees of participating companies. For such plans, only contributions paid or accrued are charged to expense.

The charges made to operations for these plans for 2008, 2007 and 2006 were $6.4 million, $4.4 million and $5.2 million, respectively.

A small portion of TRH’s employees participate in plans maintained by TRH. Charges to operations for these plans are not material.

13. Stock-Based Compensation Plans

At December 31, 2008, TRH had five stock-based compensation plans, the Transatlantic Holdings, Inc. 1995 Stock Option Plan (the “1995 Plan”), the Transatlantic Holdings, Inc. 2000 Stock Option Plan, as amended, (the “2000 Plan” and collectively with the 1995 Plan, the “Stock Option Plans”), the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan, as amended, (the “Stock Incentive Plan”), the Transatlantic Holdings, Inc. 2008 Non-Employee Directors’ Stock Plan (the “Non-Employee Directors’ Plan”) and the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended (the “Stock Purchase Plan”). The Stock Incentive Plan includes two sub-plans, the Transatlantic Holdings, Inc. Partners Plan (the “Partners Plan”) and the Transatlantic Holdings, Inc. Senior Partners Plan (the “Senior Partners Plan”).

Expenses relating to stock-based compensation arrangements totaled $18.7 million, $14.8 million and $10.9 million in 2008, 2007 and 2006, respectively. Income tax benefits recognized related to stock-based compensation arrangements totaled $6.4 million, $4.9 million and $3.3 million in 2008, 2007 and 2006, respectively.

Net cash (paid) received from exercises of stock-based compensation was ($0.9) million, $6.0 million and $3.3 million during 2008, 2007 and 2006, respectively. The net cash paid from exercises of stock-based compensation is due to the payment of the employee portion of withholding taxes to governmental tax authorities on vested restricted stock units. TRH has not paid out any cash to settle share-based payment awards during the 2008, 2007 or 2006. Cash savings resulting from excess tax benefits, as defined by SFAS 123R, totaled $1.8 million, $1.1 million and $1.9 million in 2008, 2007 and 2006, respectively.

Income tax benefits realized by TRH on stock-based compensation exercises totaled $2.5 million, $2.7 million and $1.5 million in 2008, 2007 and 2006, respectively.

Historically, TRH has settled stock-based compensation exercises through the issuance of new shares.

The impact on the financial statements of the Stock Purchase Plan was not material to TRH in 2008, 2007 and 2006. A discussion of the more significant stock-based compensation plans follows.

(a) Stock Option Plans: In 2000, the Company’s Board of Directors (the “Board”) adopted, and the stockholders approved, the 2000 Plan. In 2006, the Board adopted, and the stockholders approved, amendments to the 2000 Plan increasing the maximum number of options which may be granted under the plan to 3,712,500 and increasing the maximum number of options which may be granted to any one person to 600,000. In 2008, the Board adopted and the stockholders approved an amendment to the 2000 Plan increasing the maximum number of options which may be granted to any one person from 600,000 to 800,000 shares. This plan provides that options to purchase the Company’s common stock (“TRH shares”) may be granted to certain key employees and non-employee directors at prices not less than their fair market value at the date of grant.

For options granted under the Stock Option Plans, in general, 25% of the options become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant. At December 31, 2008, 1,255,068 shares were available for future grants under the 2000 Plan. No further options can be granted under the 1995 Plan, although options outstanding continue in force until exercise, expiration or forfeiture.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

197,500 and 210,000 options were granted in 2008 and 2007, respectively. No options were granted in 2006. The fair value of each option grant is estimated on the date of grant using a binomial option pricing model. The following table presents the weighted average grant date fair value and the weighted average assumptions which were used in the calculation for options granted in 2008 and 2007:

	Years Ended December 31,
	2008	2007
Grant date fair value	$18.82	$23.41
Expected volatility	20.0%	25.0%
Risk free interest rate	3.5%	4.9%
Expected term (in years)	7.4	7.9

A weighted average dividend yield of 0.93% and 0.82% was used in 2008 and 2007, respectively, to value the options granted and was based on the dividend yield over the twelve month period prior to the grant date. The expected volatility was based on the historical volatility of TRH shares. The risk-free interest rate was based on the U.S. treasury yield curve in effect at the time of grant. The expected term was calculated based on historical data on employee exercise behavior.

A summary of the status of the Stock Option Plans as of December 31, 2008 and the changes since January 1, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2008	2,419,783	$58.72
Granted	197,500	68.60
Exercised	(42,882)	41.38
Forfeited or expired	(181,603)	48.71

Outstanding, December 31, 2008	2,392,798	60.60	5.0 years	(1)

Exercisable, December 31, 2008	1,973,043	59.20	4.3 years	(1)

(1)

As of December 31, 2008, all options outstanding and exercisable have aggregate intrinsic values of zero as the exercise prices of the options exceed the December 31, 2008 closing price of TRH shares on the New York Stock Exchange.

The aggregate intrinsic value of options exercised (the aggregate amount by which the market price of TRH shares at the time of exercise exceeded the exercise price of options exercised) was $1.0 million, $7.1 million and $4.4 million in 2008, 2007 and 2006, respectively. A total of approximately 190,000, 301,000 and 368,000 options vested in 2008, 2007 and 2006, respectively, with aggregate fair values of $3.8 million, $5.0 million and $5.8 million in 2008, 2007 and 2006, respectively.

As of December 31, 2008, there was $6.0 million of total unrecognized compensation costs relating to options granted but not yet vested under the 2000 Plan. Compensation expense for options granted under the 2000 Plan is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 2.2 years.

(b) Stock Incentive Plan, Partners Plan and Senior Partners Plan: In 2003, the Board adopted, and the stockholders approved, the Stock Incentive Plan. In 2006, the Board adopted, and the stockholders approved, certain amendments which increased the maximum number of shares available for grant under the Stock Incentive Plan to 925,000, increased the maximum number of awards a grantee may receive in any one year to 60,000, allowed for flexibility in determining the vesting terms of grants and allowed for grants of performance-based restricted stock or restricted stock units. In 2008, the Board approved certain amendments to the Stock Incentive Plan, Partners Plan and Senior Partners Plan which provided for treatment upon a change in control. The Stock Incentive Plan provides that equity-based or equity-related awards can be granted to officers, directors, employees

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other individuals as determined by the Board. No award may be made to directors who are not employees of the Company without stockholder approval.

Pursuant to the Stock Incentive Plan, service-based restricted stock units (“Service RSU”) have been granted and, as part of the Partners Plan and Senior Partners Plan, performance-based restricted stock units (“Performance RSU”) have been granted. As of December 31, 2008, there were 132,002 shares of common stock available for issuance in connection with future grants of awards under the Stock Incentive Plan. Shares available for future issuance assume participants in the Partners Plan and the Senior Partners Plan will earn the maximum number of Performance RSUs until the actual amounts are determined, at which time, such shares available amount will be adjusted accordingly.

A summary of the status of the Service RSUs and Performance RSUs granted pursuant to the Stock Incentive Plan as of December 31, 2008 and the changes since January 1, 2008 are presented below:

	Number of Units		Weighted Average Grant Date Fair Value
	Service RSUs	Performance RSUs	Service RSUs	Performance RSUs
Unvested, January 1, 2008	267,130	191,070	$64.59	$58.48
Granted	80,508	124,425	66.85	66.66
Additional RSUs resulting from satisfaction of performance condition	—	22,792	—	57.79
Vested	(144,150)	—	67.74	—
Forfeited or expired	(5,630)	(6)	65.71	58.19

Unvested, December 31, 2008	197,858	338,281	63.93	61.44

	Service RSUs	Performance RSUs
Unvested RSUs as of December 31, 2008:
Weighted average remaining contractual life	1.5 years	2.6 years
Aggregate intrinsic value (in thousands)	$ 7,926	$ 13,552

(i) Service RSU

The great majority of Service RSUs will vest on the third anniversary of the date of grant for those grantees with continued employment through such date, reflecting a one-year acceleration during 2008 of the previous vesting date. The impact of such acceleration increased 2008 expenses but was not material. The Company reserves the right to make payment for the Service RSUs in TRH shares or the cash equivalent of the fair value of such shares on the date of vesting.

80,508, 103,450 and 26,350 Service RSUs were granted in 2008, 2007 and 2006, respectively. The fair values of Service RSUs were estimated on the date of grant based on the closing market price of TRH shares on the date of grant.

144,150 and 7,597 Service RSUs vested in 2008 and 2007, respectively. No Service RSUs vested in 2006.

As of December 31, 2008, there was $6.1 million of total unrecognized compensation costs relating to Service RSUs granted but not yet vested under the Stock Incentive Plan. These costs are expected to be recognized over a weighted average period of 1.7 years.

(ii) Partners Plan and Senior Partners Plan

In August 2006, the Compensation Committee of the Board (the “Compensation Committee”) adopted the Partners Plan for purposes of incentivizing performance of certain of TRH’s senior executives. Under the Partners Plan, the Compensation Committee awards to senior executives Performance RSUs that pay out in TRH shares if performance goals for a specified period are satisfied. Each Performance RSU converts into one TRH share. The Partners Plan operates on the

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis of successive overlapping two year performance periods, with a new period beginning each year. The award granted in 2008’s performance period runs from January 1, 2008 through December 31, 2009. No awards were granted in 2007. Awards were granted in 2006. The first award’s performance period runs from January 1, 2006 through December 31, 2007 and the second award’s performance period runs from January 1, 2007 through December 31, 2008.

During the performance periods ending in 2007, 2008 and 2009, Partners Plan participants earn Performance RSUs based on the compound annual growth rate in adjusted book value per share of TRH shares (“BVPS Growth”) during the performance period. In 2008, 92,925 Performance RSUs were awarded under the Partners Plan with respect to the performance period beginning in 2008. In 2006, 42,925 Performance RSUs were awarded under the Partners Plan with respect to the performance period beginning in 2006 and 87,683 Performance RSUs were awarded with respect to the performance period beginning in 2007. Based on the percentage of the BVPS Growth target achieved over the performance period, participants can earn from 25% to 150% of the awarded number of Performance RSUs. The maximum number of Performance RSUs that can be earned is 139,388, 131,525 and 64,387 for the performance period beginning in 2008, 2007 and 2006, respectively. No Performance RSUs will be earned if BVPS Growth is less than 25% of target. Earned Performance RSUs will vest equally on the third and fourth anniversaries of the beginning of the performance period for the award granted in 2008 and on the fourth and sixth anniversaries of the beginning of the performance period for the awards granted in 2006, generally so long as the participant is then employed by TRH. The two-year performance period beginning in 2007 ended on December 31, 2008, resulting in 100,923 Performance RSUs earned. The two-year performance period beginning in 2006 ended on December 31, 2007. The maximum performance target was reached for the 2006-2007 period.

In August 2006, the Compensation Committee also adopted the Senior Partners Plan designed for TRH’s senior-most executives. The Senior Partners Plan generally operates in the same manner as the respective Partners Plan award with the same performance period start date, except that the performance period is three years, participants can earn from 25% to 200% of the awarded number of Performance RSUs and no Performance RSUs will be earned if BVPS growth is less than 50% of target. In 2008, 31,500 Performance RSUs were awarded under the Senior Partners Plan with respect to the performance period beginning in 2008. In 2007, 27,000 Performance RSUs were awarded under the Senior Partners Plan with respect to the performance period beginning in 2007. In 2006, 12,000 Performance RSUs were awarded under the Senior Partners Plan with respect to the performance period beginning in 2006. The maximum number of Performance RSUs that can be earned is 63,000, 54,000 and 24,000 for the performance periods beginning in 2008, 2007 and 2006, respectively. The three-year performance period beginning in 2006 ended on December 31, 2008, resulting in 21,552 Performance RSUs earned.

The fair value of each Performance RSU grant under the Partners Plan and the Senior Partners Plan is estimated on the date of grant based on the closing market price of TRH shares on the date of grant.

No Performance RSUs vested in 2008, 2007 or 2006.

As of December 31, 2008, there was $16.5 million of total unrecognized compensation costs relating to Performance RSUs granted but not yet vested under the Senior Partners Plan and the Partners Plan. Compensation expense for Performance RSUs is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 2.7 years. Because the performance period for the second award in 2006 under the Partners Plan did not begin until January 1, 2007, the second award was not included in TRH’s 2006 expenses.

(c) Non-Employee Directors’ Plan: In 2008, the Board adopted, and the stockholders approved, the Non-Employee Directors’ Plan. The Non-Employee Directors’ Plan provides that equity-based or equity-related awards can be granted to non-employee directors as determined by the Compensation

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Committee. The maximum number of shares available for grant under the Non-Employee Directors’ Plan is 100,000.

Pursuant to the Non-Employee Directors’ Plan, Service RSUs have been granted. As of December 31, 2008, there were 79,200 shares of common stock available for issuance in connection with future grants of awards under the Non-Employee Directors’ Plan.

A summary of the status of the Service RSUs granted pursuant to the Non-Employee Directors’ Plan as of December 31, 2008 and the changes since January 1, 2008 are presented below:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2008	—	$—
Granted	22,800	63.59
Vested	(2,000)	65.18
Forfeited or expired	(2,000)	63.48

Unvested, December 31, 2008	18,800	63.43

Unvested RSUs as of December 31, 2008:

Weighted average remaining contractual life	1.7 years
Aggregate intrinsic value (in thousands)	$ 753

One-third of the Service RSUs will vest on the anniversary of the date of the grant for each of the three years following the grant. The Company reserves the right to make payment for the Service RSUs in TRH shares or the cash equivalent of the fair value of such shares on the date of vesting.

22,800 Service RSUs were granted in 2008. The fair values of Service RSUs were estimated on the date of grant based on the closing market price of TRH shares on the date of grant.

2,000 Service RSUs vested in 2008.

As of December 31, 2008, there was $0.4 million of total unrecognized compensation costs relating to Service RSUs granted but not yet vested under the Non-Employee Directors’ Plan. These costs are expected to be recognized over a weighted average period of 1.8 years.

14. Related Party Transactions

(a) Recent Actions by AIG which Impact TRH: As of December 31, 2008, 2007 and 2006, AIG beneficially owned approximately 59% of the Company’s outstanding shares.

In September 2008, AIG experienced a severe strain on its liquidity that resulted in AIG entering into an $85 billion credit agreement, subsequently reduced to $60 billion (“AIG’s Fed Credit Agreement”), with the Federal Reserve Bank of New York (the “NY Fed”), and, pursuant to that agreement, agreed to issue 100,000 shares of AIG Series C Perpetual, Convertible, Participating Preferred Stock (“AIG’s Series C Preferred Stock”) to a trust for the benefit of the U.S. Treasury (the “Trust”). AIG’s Fed Credit Agreement is secured by, among other things, 17.1 million shares of the Company’s common stock held directly by AIG; however, TRH did not guarantee AIG’s obligation under AIG’s Fed Credit Agreement and none of TRH’s assets were pledged to secure AIG’s obligations under AIG’s Fed Credit Agreement.

On September 29, 2008, AIG filed an amendment to its Schedule 13D relating to the Company, stating, among other things, that “AIG is exploring all strategic alternatives in connection with a potential disposition or other monetization of its...interest in the Company.” In October 2008, AIG announced a restructuring of its operations, and its intent to retain its U.S. property and casualty and foreign general insurance businesses, and to retain a continuing ownership interest in certain of its foreign life insurance operations, while exploring divestiture opportunities for its remaining businesses.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from these sales are contractually required to be applied toward the repayment of AIG’s Fed Credit Agreement.

A special committee of the Company’s independent directors (the “Special Committee”) was subsequently formed to evaluate proposals received from AIG relating to the possible disposition of, or other transactions involving, AIG’s 59% beneficial ownership of the Company as well as any related business combination transactions involving TRH’s outstanding shares. The Special Committee is continuing its process; however, there can be no assurance as to whether or when AIG will dispose of all or any portion of its interest in the Company or whether or when the Company will engage in any transaction.

In October 2008, TRH adopted an employee retention plan covering a significant number of its employees, including its senior-most management (see Note 19).

Pursuant to AIG’s Fed Credit Agreement, AIG will be required to issue AIG’s Series C Preferred Stock. It is expected that AIG’s Series C Preferred Stock will not be redeemable and will, to the extent permitted by law, vote with AIG common stock as a single class and represent 77.9% of the voting power of AIG’s common stock.

In February 2009, AIG received a waiver from the NY Fed stating that neither the Company nor its wholly-owned subsidiary, Professional Risk Management Services, Inc. (“PRMS”), are deemed to be “restricted subsidiaries” as that term is defined under AIG’s Fed Credit Agreement. If such entities had been deemed to be “restricted subsidiaries,” then they may have been subject to various restrictive covenants and compliance obligations under AIG’s Fed Credit Agreement. TRH’s other subsidiaries, are not deemed to be “restricted subsidiaries” under AIG’s Fed Credit Agreement as they are regulated insurance subsidiaries. TRH is not a party to AIG’s Fed Credit Agreement and has not received the benefit of any funding thereunder.

TRH is subject to various regulatory requirements and is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (“Arrangements”) that contain provisions giving regulators and counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries, as applicable. Whether the issuance of AIG’s Series C Preferred Stock will constitute a change in control of the Company or any of its subsidiaries under any of such Arrangements is dependent upon the specific provisions thereof. Based upon the facts and circumstances known to TRH as of the date hereof, TRH does not believe that the exercise of rights, if any, accruing to regulators and counterparties as a result of the issuance of AIG’s Series C Preferred Stock will have a material impact on TRH.

Additionally, a sale of AIG’s interest in the Company could result in a change of control of TRH under a significant portion of TRH’s reinsurance agreements. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and TRH may be required to provide collateral to secure premium and reserve balances or be required to cancel and commute contracts, subject to an agreement between the parties that may be settled in arbitration. If the contract is cancelled on a cut-off basis, TRH may be required to return unearned premiums, net of commissions.

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

(b) Transactions with AIG: TRH has service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory, investment recordkeeping, cash management services, office space and human resource related

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activities. Under the guidance of TRH’s Finance and Investment Committee of the Board of Directors and senior management, certain subsidiaries of AIG act as financial advisors and managers of TRH’s investment portfolio. In 2008, 2007 and 2006, $13.8 million, $13.8 million and $13.1 million, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

Approximately $550 million (12%), $555 million (13%) and $593 million (15%) of gross premiums written by TRH in 2008, 2007 and 2006, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG, for the production of which TRH recorded ceding commissions totaling $99 million, $114 million and $140 million, respectively, in such years. In 2008, 2007 and 2006, the great majority of such gross premiums written were recorded in the property, other liability, medical malpractice and ocean marine and aviation lines. Of the premiums assumed from other subsidiaries of AIG, $241 million, $248 million and $227 million in 2008, 2007 and 2006, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that is almost entirely reinsured by TRH by prearrangement, for the production of which TRH recorded ceding commissions to such AIG subsidiaries totaling approximately $30 million, $41 million and $40 million, respectively, in such years. (See Note 16 for information relating to reinsurance ceded to related parties.)

(c) Senior Notes Purchased by AIG Subsidiaries: In December 2005, certain subsidiaries of AIG purchased, and at December 31, 2008 still hold, $450 million aggregate principal amount of the Senior Notes. Such amount comprises 62% of the total outstanding principal amount of the Senior Notes. (See Note 7.)

(d) Other: TRH’s employees participate in certain benefit plans administered by the AIG Group (see Note 12).

15. Dividend Restriction and Statutory Financial Data

The payment of dividends and interest on the Senior Notes by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Such dividends are limited by statutory formula unless otherwise approved by the New York State Insurance Department (the “NYS ID”). The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31, 2008, TRC had statutory earned surplus of $2.16 billion, and, in 2008, in accordance with the statutory formula, could pay dividends of approximately $353.4 million without regulatory approval.

Statutory surplus and net income as reported to the NYS ID were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
TRC
Statutory surplus	$3,534,148	$3,368,801	$3,059,483
Statutory net income	103,448	391,666	384,660
Putnam
Statutory surplus	165,888	151,720	138,091
Statutory net income	24,719	22,482	23,949

TRC and Putnam each prepare statutory financial statements in accordance with accounting practices prescribed or permitted by New York—their state of domicile. Prescribed statutory accounting practices are discussed in a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as in state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As required by the state of New York, TRC and Putnam use the Codification of Statutory Accounting

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principles as primary guidance on statutory accounting. All material statutory accounting practices of TRC and Putnam are prescribed in the authoritative literature described above.

16. Reinsurance Ceded

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

Premiums written, premiums earned and losses and LAE incurred are comprised as follows:

	2008	2007	2006
	(in thousands)
Gross premiums written	$4,423,241	$4,283,563	$3,983,417

Ceded premiums written:
Affiliates(1)	188,468	142,993	134,929
Other	126,681	187,671	215,048

	315,149	330,664	349,977

Net premiums written	$4,108,092	$3,952,899	$3,633,440

Gross premiums earned	$4,365,574	$4,232,190	$3,946,715

Ceded premiums earned:
Affiliates(1)	161,851	135,110	129,019
Other	136,334	194,411	213,602

	298,185	329,521	342,621

Net premiums earned	$4,067,389	$3,902,669	$3,604,094

Gross incurred losses and LAE(2)(3)	$3,015,155	$2,833,203	$2,820,206
Reinsured losses and LAE ceded(2)(3)	107,928	195,170	357,540

Net losses and LAE incurred	$2,907,227	$2,638,033	$2,462,666

(1)

Premiums written and earned that were ceded to affiliates principally represent amounts which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates.

(2)	See Note 10 for gross and ceded catastrophe losses.

(3)

Gross incurred losses and LAE and reinsured losses and LAE include $62 million, $74 million and $262 million related to premiums which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates.

Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balances at December 31, 2008 and 2007 are comprised as follows:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2008		2007
	Affiliates	Other	Affiliates	Other
	(in thousands)
Paid	$3,802	$23,293	$2,545	$57,553
Unpaid	246,671	516,733	441,311	573,234

Total	$250,473	$540,026	$443,856	$630,787

Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $12.0 million as of December 31, 2008 and 2007. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds, trust agreements and letters of credit to collateralize these amounts. Such funds, trust agreements and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire are considered material to the financial position of TRH.

17. Segment Information

TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Senior Notes) and stock-based compensation expense. (See Notes 7 and 13.)

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

In addition, two large international brokers, respectively, accounted for non-affiliated business equal to 27% and 15% in 2008, 16% and 14% in 2007 and 15% and 14% in 2006, of consolidated revenues, with a significant portion in each segment. Non-affiliated premiums brokered by the first of the two brokers listed earlier increased significantly in 2008 compared to 2007 and 2006 as a result of acquisitions made by that broker in 2008. In each year, premiums brokered by companies acquired are included in the calculated percentages of the acquiror starting in the year of acquisition.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of financial data by segment:

	2008	2007	2006
	(in thousands)
Domestic:
Net premiums written	$2,035,661	$1,948,045	$1,751,229
Net premiums earned(1)	2,043,053	1,933,643	1,703,575
Net investment income	259,379	300,702	290,349
Realized net capital (losses) gains	(364,775)	39,981	16,915
Revenues	1,947,907	2,274,326	2,010,839
Net losses and LAE	1,607,543	1,435,229	1,319,940
Underwriting expenses(2)	534,939	503,545	449,180
Underwriting loss(3)(4)	(101,869)	(3,441)	(53,514)
(Loss) income before income taxes	(263,911)	268,120	199,358
Identifiable assets(7)	8,469,294	8,577,815	8,369,479
International-Europe:
Net premiums written	$1,562,118	$1,524,036	$1,401,140
Net premiums earned	1,525,334	1,498,789	1,405,159
Net investment income	146,202	135,317	117,565
Realized net capital losses	(51,848)	(20,187)	(9,777)
Revenues(5)	1,619,688	1,613,919	1,512,947
Net losses and LAE	1,051,019	951,266	904,924
Underwriting expenses(2)	407,865	431,068	400,294
Underwriting profit(3)(4)	73,989	127,259	104,245
Income before income taxes	168,283	242,059	212,069
Identifiable assets(7)	3,630,496	5,512,987	4,713,522
International-Other(6):
Net premiums written	$510,313	$480,818	$481,071
Net premiums earned	499,002	470,237	495,360
Net investment income	34,870	33,753	26,626
Realized net capital (losses) gains	(18,918)	(10,405)	3,724
Revenues	514,954	493,585	525,710
Net losses and LAE	248,665	251,538	237,802
Underwriting expenses(2)	169,377	161,268	156,531
Underwriting profit(3)(4)	82,817	61,838	98,163
Income before income taxes	98,851	85,573	128,481
Identifiable assets(7)	1,277,148	1,393,525	1,185,463
Consolidated:
Net premiums written	$4,108,092	$3,952,899	$3,633,440
Net premiums earned(1)	4,067,389	3,902,669	3,604,094
Net investment income	440,451	469,772	434,540
Realized net capital (losses) gains	(435,541)	9,389	10,862
Revenues	4,082,549	4,381,830	4,049,496
Net losses and LAE	2,907,227	2,638,033	2,462,666
Underwriting expenses(2)	1,112,181	1,095,881	1,006,005
Underwriting profit(3)(4)	54,937	185,656	148,894
Income before income taxes	3,223	595,752	539,908
Identifiable assets(7)	13,376,938	15,484,327	14,268,464

(1)	Net premiums earned from affiliates approximate $386.5 million, $427.9 million and $422.7 million in 2008, 2007 and 2006, respectively, and are included mainly in Domestic.

(2)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(3)	Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(4)	See Note 10 for net catastrophe costs by segment.

(footnotes continued on next page)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(footnotes continued from previous page)

(5)	Includes revenues from the London branch of $879.7 million, $884.6 million and $819.5 million in 2008, 2007 and 2006, respectively.

(6)	The Miami and Toronto branch segment data are each considered significant for 2008 only. Certain key Miami and Toronto data elements which are included in International—Other are as follows:

	2008	2007	2006
	(in thousands)
Miami:
Revenues	$259,661	$230,286	$255,909
Income before income taxes	43,667	15,467	53,681
Identifiable assets	388,796	365,743	300,759
Toronto:
Revenues	$100,142	$121,473	$110,687
Income before income taxes	35,219	40,034	42,112
Identifiable assets	583,378	782,092	673,887

(7)	As of December 31.

Net premiums earned by major product line are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Casualty:
Other liability(1)	$1,061,291	$1,043,888	$899,653
Medical malpractice	372,498	379,792	304,872
Ocean marine and aviation	329,195	350,905	325,582
Auto liability	296,992	267,944	302,382
Accident and health	302,799	238,538	232,731
Surety and credit	214,677	173,838	165,366
Other	300,698	313,443	318,162

Total casualty	2,878,150	2,768,348	2,548,748

Property:
Fire	573,741	534,175	487,759
Allied lines	304,809	289,443	220,298
Auto physical damage	136,934	101,348	136,684
Homeowners multiple peril	72,406	83,414	97,567
Other	101,349	125,941	113,038

Total property	1,189,239	1,134,321	1,055,346

Total	$4,067,389	$3,902,669	$3,604,094

(1)	A large majority of the amounts within the other liability line relates to complex risks such as E&O and D&O, to general casualty risks and, to a lesser extent, environmental impairment liability.

18. Commitments and Contingent Liabilities

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

(b) Commercial Commitments: In the normal course of business, TRH has letters of credit outstanding as of December 31, 2008 totaling $41.5 million. These letters of credit are provided to secure certain loss reserves and other balances due to ceding companies. Where TRH provides a letter of credit, it is generally contractually obligated to continue to provide a letter of credit to the ceding company in the future to secure certain reserves and other balances.

(c) Leases: As of December 31, 2008, the future minimum lease payments (principally for leased office space) under various long-term operating leases were as follows:

(in thousands)
2009	$12,361
2010	11,406
2011	9,511
2012	9,238
2013	6,998
Remaining years after 2013 (from 2014 to 2021)	42,096

Total	$91,610

Rent expense approximated $12.0 million, $11.3 million and $9.7 million in 2008, 2007 and 2006, respectively.

19. Employee Retention Plan

In October 2008, TRH adopted a retention program (the “Retention Plan”) covering a significant number of its employees, including its senior-most management. Salary expenses incurred related to the Retention Plan totaled approximately $8 million in 2008 and is expected to total approximately $20 million in 2009. The vast majority of the Retention Plan is payable 60% in 2008 and 40% in 2009, subject to the employee’s continued employment through December 31, 2009. Approximately $15 million was paid in 2008 and $13 million is expected to be paid in 2009, mainly in July.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Quarterly Financial Information (unaudited)

The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 2008 and 2007. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for such periods have been made.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008(1)(2)	2007	2008(3)	2007
	(in thousands, except per share data)
Net premiums written	$1,035,613	$984,164	$988,524	$983,084	$1,094,182	$984,624	$989,773	$1,001,027
Net premiums earned	1,017,189	965,121	1,022,695	948,110	1,026,931	959,807	1,000,574	1,029,631
Net investment income	117,209	116,157	120,493	119,264	110,433	112,244	92,316	122,107
Realized net capital gains (losses)	(15,051)	15,397	(59,868)	1,882	(157,604)	14,723	(203,018)	(22,613)
Net income (loss)	115,653	107,229	89,733	125,662	(107,521)	141,726	4,389	112,524
Net income (loss) per common share:
Basic	1.75	1.62	1.35	1.90	(1.62)	2.14	0.07	1.70
Diluted	1.73	1.61	1.34	1.89	(1.62)	2.12	0.07	1.68

(1)

As the impact of potential shares for the three-month period ended September 30, 2008 is antidilutive (i.e., reduces the loss per common share) because there is a loss from continuing operations, potential shares are not included in the diluted net loss per common share calculation for that period.

(2)

Net loss for the three months ended September 30, 2008 includes significant pre-tax realized net capital losses, including $124 million of other-than-temporary impairment write-downs, and pre-tax net catastrophe costs of $146 million, largely related to Hurricane Ike. The impact of these items on net loss is mitigated by the tax benefit associated with these costs.

(3)

Net income for the three months ended December 31, 2008 includes significant pre-tax realized net capital losses, including $115 million of other-than-temporary impairment write-downs. The impact of this on net income is mitigated by the tax benefit associated with this.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 2008.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of TRH’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in TRH’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of TRH’s fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

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

As of the end of TRH’s 2008 fiscal year, management conducted an assessment of the effectiveness of TRH’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that TRH’s internal control over financial reporting as of December 31, 2008 is effective.

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

The effectiveness of TRH’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of TRH’s internal control over financial reporting as of December 31, 2008.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning directors of Transatlantic Holdings, Inc. (the “Company,” and collectively with its subsidiaries, “TRH”) and the TRH code of ethics is included in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the Company’s fiscal year (the “2009 Proxy Statement”), in the section captioned “Election of Directors,” and such information is incorporated herein by reference. TRH has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer, that establishes minimum standards of professional responsibility and ethical conduct. This code of ethics is available on TRH’s website at http://www.transre.com. If TRH makes any substantive amendments to this code of ethics or grants any waiver from a provision of this code for such persons, TRH will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 2009 Proxy Statement under the caption “Election of Directors: ‘Ownership of Certain Securities,’ ” and such information is incorporated herein by reference.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of February 27, 2009.

Name	Position	Age	Served as Director or Officer Since
Robert F. Orlich	Chairman, President and Chief Executive Officer and Director	61	1990(1)
Kenneth Apfel	Executive Vice President and Chief Actuary	50	2004(2)
Paul A. Bonny	Executive Vice President, President International Operations	52	1994
Michael C. Sapnar	Executive Vice President and Chief Underwriting Officer, Domestic Operations	42	2005(3)
Steven S. Skalicky	Executive Vice President and Chief Financial Officer	60	1995
Javier E. Vijil	Executive Vice President, President Latin American and Caribbean Division	55	1996
Gary A. Schwartz	Senior Vice President, General Counsel and Corporate Secretary	48	1999(4)
C. Fred Bergsten	Director	67	1998
Ian H. Chippendale	Director	60	2007(5)
John G. Foos	Director	59	2007(6)
John L. McCarthy	Director	61	2008(7)
William J. Poutsiaka	Director	56	2008(8)
Richard S. Press	Director	70	2006(9)
Thomas R. Tizzio	Director	71	1990(1)

(1)	Prior to April 1990, such person was a director or an officer of TRC and Putnam, but not of the Company.

(2)

Mr. Apfel was named Executive Vice President and Chief Actuary of the Company, TRC and Putnam by election of the Board of Directors in September 2008. From May 2005 to the present, Mr. Apfel served as a Director of TRC and Putnam, but not of the Company. From August 2004 to September 2008, Mr. Apfel was Senior Vice President and Chief Actuary of the Company, TRC and Putnam.

(3)

Mr. Sapnar was named Executive Vice President and Chief Underwriting Officer, Domestic Operations of the Company, TRC and Putnam by election of the Board of Directors in May 2006. From December 2005 to May 2006, Mr. Sapnar was Senior Vice President and Chief Underwriting Officer, Domestic Operations of the Company. From December 2004 to the present,

(footnotes continued on next page)

(footnotes continued from previous page)

Mr. Sapnar has served as a Director of TRC and Putnam, but not of the Company. From March 2002 to May 2006, Mr. Sapnar was Senior Vice President and Chief Underwriting Officer, Domestic Operations of TRC and Putnam.

(4)

Mr. Schwartz was named Corporate Secretary of the Company, TRC and Putnam by the Executive Committee of the Board of Directors in November 2008. From May 2004 to November 2008, Mr. Schwartz was Senior Vice President and General Counsel of the Company, TRC and Putnam. From July 1999 to May 2004, Mr. Schwartz was Vice President and General Counsel of the Company, TRC and Putnam. From May 2005 to the present, Mr. Schwartz served as a Director of TRC and Putnam, but not of the Company.

(5)	Mr. Chippendale was elected as a Director of the Company in May 2007.

(6)	Mr. Foos was elected as a Director of the Company in January 2007.

(7)	Mr. McCarthy was elected as a Director of the Company in May 2008.

(8)	Mr. Poutsiaka was elected as a Director of the Company in May 2008.

(9)	Mr. Press was elected as a Director of the Company in August 2006.

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

In addition, summarized information with respect to equity compensation granted by the Company as of December 31, 2008 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	2,392,798	$60.60	1,255,068
Service & performance RSUs	659,902	—	211,202
Equity compensation plan not approved by security holders	—	—	—

Total	3,052,700	$47.50	1,466,270

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

2.	Exhibits

21.1	—Subsidiaries of Registrant.
23.1	—Consent of PricewaterhouseCoopers LLP.
31.1	—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer.
31.2	—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.
32.1	—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer.
32.2	—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.

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

February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT F. ORLICH Robert F. Orlich	Chairman, President and Chief Executive Officer (principal executive officer)	February 26, 2009
/s/ STEVEN S. SKALICKY Steven S. Skalicky	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2009
/s/ C. FRED BERGSTEN C. Fred Bergsten	Director	February 26, 2009
/s/ IAN H. CHIPPENDALE Ian H. Chippendale	Director	February 26, 2009
/s/ JOHN G. FOOS John G. Foos	Director	February 26, 2009
/s/ JOHN L. MCCARTHY John L. McCarthy	Director	February 26, 2009
/s/ WILLIAM J. POUTSIAKA William J. Poutsiaka	Director	February 26, 2009
/s/ RICHARD S. PRESS Richard S. Press	Director	February 26, 2009
/s/ THOMAS R. TIZZIO Thomas R. Tizzio	Director	February 26, 2009

SCHEDULE I

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2008

Type of Investment	Cost or Amortized Cost(1)	Fair Value	Amount at Which Shown in the Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Government and government agencies and authorities	$40,783	$45,198	$45,198
States, municipalities and political subdivisions	6,573,299	6,359,525	6,367,696
Foreign governments	275,262	280,598	280,598
Public utilities	27,809	27,608	27,608
All other corporate	2,061,957	2,066,421	2,066,421
Asset-backed	534,306	444,153	444,153

Total fixed maturities	9,513,416	9,223,503	9,231,674

Equities:
Common stocks:
Public utilities	3,479	3,229	3,229
Banks, trust and insurance companies	51,325	42,311	42,311
Industrial, miscellaneous and all other	424,910	380,105	380,105

Total common stocks	479,714	425,645	425,645
Nonredeemable preferred stocks	102,804	98,230	98,230

Total equities	582,518	523,875	523,875

Other invested assets	230,837	243,795	243,795
Short-term investments	230,213	230,213	230,213

Total investments	$10,556,984	$10,221,386	$10,229,557

(1)	Investments in fixed maturities are shown at amortized cost.

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only)
As of December 31, 2008 and 2007

	2008	2007
	(in thousands, except share data)
Assets:
Fixed maturities available for sale, at fair value (amortized cost: 2008—$13,951; 2007—$21,502)	$15,483	$22,574
Short-term investment	3,745	—
Cash and cash equivalents	3,938	3,496
Investment in subsidiaries	3,852,258	4,025,270
Other assets	57,639	48,313
Dividend due from subsidiary	—	10,000

Total assets	$3,933,063	$4,109,653

Liabilities:
Dividends payable	$12,600	$10,600
5.75% senior notes due December 14, 2015:
Affiliates	448,346	448,158
Other	273,897	298,772
Accrued liabilities	—	3,081

Total liabilities	734,843	760,611

Stockholders’ equity:
Preferred Stock	—	—
Common Stock	67,353	67,222
Additional paid-in capital	268,027	249,853
Accumulated other comprehensive loss	(257,690)	(34,692)
Retained earnings	3,142,449	3,088,578
Treasury Stock, at cost: 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	3,198,220	3,349,042

Total liabilities and stockholders’ equity	3,933,063	$4,109,653

See Notes to Condensed Financial Information of Registrant—(Parent Company Only)

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
STATEMENTS OF OPERATIONS
(Parent Company Only)
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands)
Revenues:
Net investment income (principally dividends from subsidiary)	$95,725	$84,047	$90,825
Realized net capital gains	(3,161)	482	—
Gain on debt extinguishment	10,250	—	—
Equity in undistributed income of subsidiaries	42,767	442,843	374,491

Total revenues	145,581	527,372	465,316

Expenses:
Operating expenses	18,189	15,213	11,734
Interest on senior notes	43,359	43,421	43,405

Total expenses	61,548	58,634	55,139

Income before income taxes	84,033	468,738	410,177

Income tax benefits:
Current	(15,634)	(9,570)	(9,675)
Deferred	(2,587)	(8,833)	(8,300)

Total income tax benefits	(18,221)	(18,403)	(17,975)

Net income	$102,254	$487,141	$428,152

See Notes to Condensed Financial Information of Registrant—(Parent Company Only)

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only)
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$102,254	$487,141	$428,152

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(42,767)	(442,843)	(374,491)
Change in dividend due from subsidiary	10,000	(1,000)	(1,000)
Changes in other assets and accrued liabilities	(5,158)	(11,872)	(7,083)

Total adjustments	(37,925)	(455,715)	(382,574)

Net cash provided by operating activities	64,329	31,426	45,578

Cash flows from investing activities:
Proceeds of fixed maturities sold	103	25,529	6,780
Proceeds of fixed maturities matured	—	20	—
Purchase of fixed maturities	—	(12,952)	(18,428)
Purchase of subsidiary	—	(21,000)	—
Net change in securities lending invested collateral	—	—	5
Net purchase of short-term investments	(3,745)	—	—

Net cash used in investing activities	(3,642)	(8,403)	(11,643)

Cash flows from financing activities:
Net change in securities lending payable	—	—	(5)
Dividends to stockholders	(46,382)	(39,019)	(33,637)
Common stock issued	(924)	6,042	3,273
Repurchase of senior notes	(14,750)	—	—
Other, net	1,811	1,075	683

Net cash used in financing activities.	(60,245)	(31,902)	(29,686)

Change in cash and cash equivalents	442	(8,879)	4,249
Cash and cash equivalents, beginning of year	3,496	12,375	8,126

Cash and cash equivalents, end of year	$3,938	$3,496	$12,375

Notes to Condensed Financial Information of Registrant—(Parent Company Only)

(1)	The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2)	Investment in subsidiaries is reflected on the equity method.

SCHEDULE III

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
As of December 31, 2008, 2007 and 2006 and for the Years Then Ended

	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses	Net Commissions and Change in Deferred Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
	(in thousands)
2008
Property-Casualty
Domestic	$122,447	$4,949,708	$616,700	$2,043,053	$259,379	$1,607,543	$471,575	$65,804	$2,035,661
International:
Europe	63,320	2,551,940	317,820	1,525,334	146,202	1,051,019	354,425	45,901	1,562,118
Other	53,843	622,834	285,613	499,002	34,870	248,665	147,670	19,850	510,313

Consolidated	$239,610	$8,124,482	$1,220,133	$4,067,389	$440,451	$2,907,227	$973,670	$131,555	$4,108,092

2007
Property-Casualty
Domestic	$125,883	$4,448,545	$632,554	$1,933,643	$300,702	$1,435,229	$445,394	$56,461	$1,948,045
International:
Europe	63,618	2,645,256	317,972	1,498,789	135,317	951,266	377,332	42,932	1,524,036
Other	58,580	832,460	276,121	470,237	33,753	251,538	140,494	16,367	480,818

Consolidated	$248,081	$7,926,261	$1,226,647	$3,902,669	$469,772	$2,638,033	$963,220	$115,760	$3,952,899

2006
Property-Casualty
Domestic	$124,193	$4,311,705	$619,742	$1,703,575	$290,349	$1,319,940	$390,078	$47,071	$1,751,229
International:
Europe	52,814	2,428,357	278,222	1,405,159	117,565	904,924	356,142	39,848	1,401,140
Other	54,173	727,887	246,058	495,360	26,626	237,802	143,975	15,420	481,071

Consolidated	$231,180	$7,467,949	$1,144,022	$3,604,094	$434,540	$2,462,666	$890,195	$102,339	$3,633,440

SCHEDULE IV

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
REINSURANCE
For the Years Ended December 31, 2008, 2007 and 2006

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(dollars in thousands)
2008
Premiums written:
Property-Casualty	—	$315,149	$4,423,241	$4,108,092	108%
2007
Premiums written:
Property-Casualty	—	$330,664	$4,283,563	$3,952,899	108%
2006
Premiums written:
Property-Casualty	—	$349,977	$3,983,417	$3,633,440	110%

SCHEDULE VI

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
As of December 31, 2008, 2007 and 2006 and For the Years Then Ended

	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Discount if any Deducted	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Related to Current Year	Net Losses and Loss Adjustment Expenses Related to Prior Years	Net Commissions and Change in Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
	(in thousands)
2008	$239,610	$8,124,482	—	$1,220,133	$4,067,389	$440,451	$2,907,711	$(484)	$973,670	$2,116,050	$4,108,092
2007	248,081	7,926,261	—	1,226,647	3,902,669	469,772	2,549,653	88,380	963,220	2,102,125	3,952,899
2006	231,180	7,467,949	—	1,144,022	3,604,094	434,540	2,281,538	181,128	890,195	2,104,531	3,633,440

EXHIBIT INDEX

Exhibit No.		Description	Location
3.1	—	Certificate of Incorporation, as amended through April 19, 1990	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
3.1.1	—	Certificate of Amendment of the Certificate of Incorporation, dated May 25, 1999	Filed as exhibit to the Company’s 1999 Annual Report on Form 10-K (File No. 1- 10545) and incorporated herein by reference.
3.2	—	Amended and Restated By-Laws, as of September 27, 2007	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2007 and incorporated herein by reference.
4.1	—	Form of Common Stock Certificate	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
4.1.1	—	Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.1.2	—	First Supplemental Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.1.3	—	Underwriting Agreement among Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Transatlantic Holdings, Inc., dated December 7, 2005	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 9, 2005, and incorporated herein by reference.
4.1.4	—	Letter Agreement among American International Group, Inc., certain subsidiaries of American International Group, Inc. and Transatlantic Holdings, Inc., dated December 7, 2005	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 9, 2005, and incorporated herein by reference.

Exhibit No.		Description	Location
4.1.5	—	Registration Rights Agreement by and among Transatlantic Holdings, Inc., American International Group, Inc. and Designated Subsidiaries of American International Group, Inc. dated February 2, 2006	Filed as exhibit to the Company’s 2005 Annual Report on Form 10-K (File No. 1- 10545) and incorporated herein by reference.
10.1	—

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

Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.2	—	Exclusive Agency Agreement between Transatlantic Reinsurance Company and American Home Assurance Company, dated February 27, 1980	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.3	—	Service and Expense Agreement among PREINCO Holdings, Inc., Putnam Reinsurance Company, and American International Group, Inc. dated July 1, 1986	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.4	—	Service and Expense Agreement between Transatlantic Reinsurance Company and American International Group, Inc., dated December 15, 1977	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.5	—	Investment Management Contract between Transatlantic Reinsurance Company and AIG Global Investors, Inc. dated August 1, 1986	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.

Exhibit No.		Description	Location
10.6	—	Investment Management Contract between Putnam Reinsurance Company and AIG Global Investors, Inc. dated August 1, 1986	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.7	—	Transatlantic Holdings, Inc. 1990 Stock Option Plan*	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.7.1	—	Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan*	Filed as exhibit to the Company’s Registration Statement (File No. 33-41474) and incorporated herein by reference.
10.7.2	—	Amended Transatlantic Holdings, Inc. 1990 Stock Option Plan*	Filed as exhibit to the Company’s 1992 Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1- 10545) and incorporated herein by reference.
10.7.3	—	Transatlantic Holdings, Inc. 1995 Stock Option Plan and form of Director Option Agreement*	Filed as exhibits to the Company’s Registration Statement on Form S-8 (File No. 33-99764) and incorporated herein by reference.
10.7.4	—	Amendment to Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, effective as of December 7, 1995*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated January 31, 1996, and incorporated herein by reference.
10.7.5	—	Transatlantic Holdings, Inc. 2000 Stock Option Plan*	Filed as exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 50298) and incorporated herein by reference.
10.7.6	—	Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*	Filed as exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 111513) and incorporated herein by reference.
10.7.7	—	Form of Transatlantic Holdings, Inc. 2000 Stock Option Plan stock option agreement*	Filed as exhibit to the Company’s 2004 Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10545) and incorporated herein by reference.

Exhibit No.		Description	Location
10.7.8	—	Form of Transatlantic Holdings, Inc. 2003 Stock Incentive Plan RSU award agreement*	Filed as exhibit to the Company’s 2004 Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10545) and incorporated herein by reference.
10.7.9	—	Form of American International Group, Inc. 2005/2006 Deferred Compensation Profit Participation Plan for Senior Partners and related form of Senior Partner Award Letter*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2005, and incorporated herein by reference.
10.7.10	—	Form of American International Group, Inc. 2005/2006 Deferred Compensation Profit Participation Plan for Partners and related form of Partner Award Letter*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2005, and incorporated herein by reference.
10.7.11	—	Form of American International Group, Inc. 2005/2006 Deferred Compensation Profit Participation Plan for Associates and related form of Associate Award Letter*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2005, and incorporated herein by reference.
10.7.12	—	Amended Transatlantic Holdings, Inc. 2000 Stock Option Plan*	Filed as appendix to the Company’s Definitive Proxy Statement (File No. 1-10545) dated April 18, 2008 and incorporated herein by reference.
10.7.13	—	Amended Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*	Filed as exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 135832) and incorporated herein by reference.
10.7.14	—	Transatlantic Holdings, Inc. Partners Plan*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.7.15	—	Transatlantic Holdings, Inc. Senior Partners Plan*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.

Exhibit No.		Description	Location
10.7.16	—	Transatlantic Holdings, Inc. Annual Bonus Plan*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.7.17	—	Form of Transatlantic Holdings, Inc. Partners Plan Performance RSU Award Agreement*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.7.18	—	Form of Transatlantic Holdings, Inc. Senior Partners Plan Performance RSU Award Agreement*	Filed as exhibit to the Company’s 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.7.19	—	Transatlantic Holdings, Inc. 2007 Executive Bonus Plan*	Filed as appendix to the Company’s Definitive Proxy Statement (File No. 1-10545) dated April 20, 2007 and incorporated herein by reference.
10.7.20	—	Transatlantic Holdings, Inc. Non- Employee Directors’ Stock Plan*	Filed as exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 152095) and incorporated herein by reference.
10.7.21	—	Transatlantic Holdings, Inc. Executive Severance Plan*	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated May 29, 2008 and incorporated herein by reference.
10.7.22	—	Form of Transatlantic Holdings, Inc. Retention Bonus Letters*	Filed as exhibit to the Company’s 2008 Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-10545) and incorporated herein by reference.
10.7.23	—	Amendment No. 1 to the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*	Filed as exhibit to the Company’s 2008 Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-10545) and incorporated herein by reference.
10.7.24	—	Amendment No. 1 to the Transatlantic Holdings, Inc. Partners Plan*	Filed as exhibit to the Company’s 2008 Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-10545) and incorporated herein by reference.

Exhibit No.		Description	Location
10.7.25	—	Amendment No. 1 to the Transatlantic Holdings, Inc. Senior Partners Plan*	Filed as exhibit to the Company’s 2008 Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-10545) and incorporated herein by reference.
10.8	—	Surplus Treaty between American International Group Companies and Transatlantic Reinsurance Company, dated September 29, 1989	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.9	—	Quota Share Reinsurance Treaty among Lexington Insurance Company, Landmark Insurance Company, New Hampshire Insurance Company and Transatlantic Reinsurance Company, dated February 28, 1990	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.10	—

Representative Facultative Insurance Certificate for Casualty Reinsurance Risk (Certificate between National Union Fire Insurance Company of Pittsburgh, Pa. and Transatlantic Reinsurance Company, dated January 9, 1990)

Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.11	—	Representative Facultative Insurance Certificate for Property Reinsurance Risk (Certificate between American Home Assurance Company and Transatlantic Reinsurance Company, dated March 7, 1990)	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.12	—	Aggregate Excess Treaty between Transatlantic Reinsurance Company and National Union Fire Insurance Company of Pittsburgh, Pa., dated November 15, 1989	Filed as exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.
10.13	—	Management Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated February 15, 1991	Filed as exhibit to the Company’s 1995 Annual Report on Form 10-K (File No. 1- 10545) and incorporated herein by reference.

Exhibit No.		Description	Location
10.14	—	Quota Share Reinsurance Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated December 6, 1995	Filed as exhibit to the Company’s 1995 Annual Report on Form 10-K (File No. 1- 10545) and incorporated herein by reference.
21.1	—	Subsidiaries of the registrant	Filed herewith.
23.1	—	Consent of PricewaterhouseCoopers LLP.	Filed herewith.
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer	Filed herewith.
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer	Filed herewith.
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer	Provided herewith.
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer	Provided herewith.

*	Management compensation plan.