Form 10-Q
period 2009-03-31
TRANSATLANTIC HOLDINGS INC
filed 2009-05-08
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

(212) 770-2000

(Registrant’s telephone number, including area code)

NONE

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑               NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐               NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐               NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009. 66,364,358.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008
(Unaudited)

	2009	2008

	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2009-$1,241,876; 2008-$1,210,432)	$1,217,532	$1,218,603
Available for sale, at fair value (amortized cost: 2009-$8,402,113; 2008-$8,294,813)	8,294,218	8,013,071
Equities available for sale, at fair value:
Common stocks (cost: 2009-$440,190; 2008-$479,714)	389,623	425,645
Nonredeemable preferred stocks (cost: 2009-$66,680; 2008-$102,804)	50,034	98,230
Other invested assets	262,249	243,795
Short-term investments, at cost (approximates fair value)	217,071	230,213

Total investments	10,430,727	10,229,557
Cash and cash equivalents	444,034	288,920
Accrued investment income	139,678	141,563
Premium balances receivable, net	629,897	665,187
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:
Affiliates	262,100	250,473
Other	542,089	540,026
Deferred acquisition costs	253,931	239,610
Prepaid reinsurance premiums	106,995	84,238
Deferred income taxes	663,771	692,345
Other assets	202,985	245,019

Total assets	$13,676,207	$13,376,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$8,137,832	$8,124,482
Unearned premiums	1,300,521	1,220,133
5.75% senior notes due December 14, 2015:
Affiliates	448,395	448,346
Other	248,570	273,897
Other liabilities	219,982	111,860

Total liabilities	10,355,300	10,178,718

Commitments and contingent liabilities (see Note 11)

Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2009-67,353,258; 2008-67,353,258	67,353	67,353
Additional paid-in capital	269,500	268,027
Accumulated other comprehensive loss	(199,102)	(257,690)
Retained earnings	3,205,075	3,142,449
Treasury Stock, at cost: 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	3,320,907	3,198,220

Total liabilities and stockholders’ equity	$13,676,207	$13,376,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2009	2008

	(in thousands, except per share data)
Revenues:
Net premiums written	$1,047,102	$1,035,613
Increase in net unearned premiums	(70,571)	(18,424)

Net premiums earned	976,531	1,017,189
Net investment income	109,818	117,209
Realized net capital losses	(60,571)	(15,051)
Gain on early extinguishment of debt	9,878	—

Total revenues	1,035,656	1,119,347

Expenses:
Net losses and loss adjustment expenses	669,814	675,429
Net commissions	244,188	256,741
Other underwriting expenses	32,726	30,324
Increase in deferred acquisition costs	(17,365)	(5,804)
Interest on senior notes	10,362	10,858
Other, net	5,655	6,580

Total expenses	945,380	974,128

Income before income taxes	90,276	145,219
Income taxes	15,040	29,566

Net income	$75,236	$115,653

Net income per common share:
Basic	$1.13	$1.75
Diluted	1.13	1.73

Cash dividends declared per common share	0.19	0.16

Weighted average common shares outstanding:
Basic	66,364	66,240
Diluted	66,576	66,805

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2009	2008

	(in thousands)

Net cash provided by operating activities	$244,584	$284,138

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	285,647	681,266
Proceeds of fixed maturities available for sale redeemed or matured	114,335	233,094
Proceeds of equities available for sale sold	115,413	237,031
Purchase of fixed maturities available for sale	(610,581)	(1,117,952)
Purchase of equities available for sale	(92,432)	(254,867)
Net (purchase) sale of other invested assets	(24,994)	1,072
Net sales in securities lending invested collateral	—	29,839
Net sale (purchase) of short-term investments	12,616	(49,734)
Change in other liabilities for securities in course of settlement	156,415	19,858
Other, net	(15,152)	12,635

Net cash used in investing activities	(58,733)	(207,758)

Cash flows from financing activities:
Net change in securities lending payable	—	(29,839)
Dividends to stockholders	(12,609)	(10,599)
Proceeds from common stock issued	—	375
Repurchase of senior notes	(15,479)	—
Other, net	(429)	(243)

Net cash used in financing activities	(28,517)	(40,306)

Effect of exchange rate changes on cash and cash equivalents	(2,220)	1,758

Change in cash and cash equivalents	155,114	37,832
Cash and cash equivalents, beginning of period	288,920	255,432

Cash and cash equivalents, end of period	$444,034	$293,264

Supplemental cash flow information:
Income taxes paid, net	$7,180	$21,550
Interest paid on senior notes	—	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,

	2009	2008

	(in thousands)

Net income	$75,236	$115,653

Other comprehensive income (loss):
Net unrealized appreciation (depreciation) of investments, net of tax:
Net unrealized holding gains (losses)	104,941	(216,106)
Deferred income tax (charge) benefit on above	(36,730)	75,639
Reclassification adjustment for losses included in net income	55,846	8,945
Deferred income tax charge on above	(19,546)	(3,131)

	104,511	(134,653)

Net unrealized foreign currency translation (loss) gain, net of tax:
Net unrealized currency translation (loss) gain	(70,652)	86,707
Deferred income tax benefit (charge) on above	24,728	(30,347)

	(45,924)	56,360

Other comprehensive income (loss)	58,587	(78,293)

Comprehensive income	$133,823	$37,360

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transatlantic Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

1.	Basis of Presentation

          These unaudited condensed consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries, “TRH”) for the year ended December 31, 2008 (the “2008 10-K”).

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

          TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, other-than-temporary impairments of investments, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH’s condensed consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected, possibly materially.

Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

2.	Recent Accounting Standards

(a) Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”)

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an asset or liability is carried at fair value. The fair value measurement and related disclosure guidance in SFAS 157 does not apply to fair value measurements associated with share-based compensation awards accounted for in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”.

          TRH adopted SFAS 157 on January 1, 2008, its required effective date. With certain specific exceptions which would require a cumulative-effect adjustment to opening retained earnings on January 1, 2008, SFAS 157 must be applied prospectively. At January 1, 2008, in accordance with the standard, TRH made no adjustment to opening retained earnings. In addition, there have since been no significant changes to valuation methodologies applied compared to those used prior to adoption.

          In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 with respect to the fair value measurements of a security when the market for that security is inactive. TRH adopted FSP 157-3 in the third quarter of 2008. There were no significant changes to valuation methods applied as a result of FSP 157-3.

See Note 3 for additional SFAS 157 disclosures.

2.	Recent Accounting Standards (continued)

(b) FASB Emerging Issues Task Force Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”)

          In November 2008, the FASB ratified EITF 08-6. EITF 08-6 clarified the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 was effective for TRH on January 1, 2009. The adoption of EITF 08-6 did not have a material effect on TRH’s consolidated financial condition, results of operations or cash flows.

(c) SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”)

          In May 2008, the FASB issued SFAS 163. SFAS 163 requires insurance companies to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenues and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 does not apply to certain insurance contracts that are similar to financial guarantee insurance contracts issued by insurance companies (such as mortgage guaranty insurance or credit insurance on trade receivables), nor does it apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

SFAS 163 was effective for TRH on January 1, 2009. The adoption of SFAS 163 did not have a material effect on TRH’s consolidated financial condition, results of operations or cash flows.

(d) SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”)

          In December 2007, the FASB issued SFAS 141R. SFAS 141R changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations, requiring an acquirer to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests; recognizing contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income; and recognizing preacquisition loss and gain contingencies at their acquisition-date fair values, among other changes.

SFAS 141R was effective for TRH on January 1, 2009. TRH was not involved in any business combinations which would have required the application of SFAS 141R.

(e) Future Application of Accounting Standards

I.         In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.

          For TRH, FSP 107-1 will be effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. TRH does not expect the adoption of FSP 107-1 to have a material effect on TRH’s consolidated financial condition, results of operations or cash flows.

2.	Recent Accounting Standards (continued)

II.        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in other comprehensive income when the company does not intend to sell the security and it is more likely than not the company will not be required to sell the security prior to recovery. FSP 115-2 also changes the threshold for determining when an other-than-temporary impairment has occurred with respect to intent and ability to hold until recovery. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

          For TRH, FSP 115-2 will be effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. Upon adoption, TRH must record a cumulative effect adjustment for the non-credit component of previously recognized other-than-temporary impairments through an increase in retained earnings and an offsetting increase in accumulated other comprehensive loss. TRH is currently assessing the effect of implementing this guidance.

III.       In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

          For TRH, FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. TRH is currently assessing the effect of implementing this guidance.

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

3.	Fair Value Measurements (continued)

A further discussion of the most significant categories of investments carried at fair value on a recurring basis follows:

I. Fixed Maturity and Equity Securities Available for Sale

          TRH maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, TRH obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity and marketable equity securities in its available for sale portfolios. Market price data generally are obtained from exchange or dealer markets.

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

          See Note 2(c) of Notes to Consolidated Financial Statements in the 2008 10-K for additional information about how TRH tests its investments for other-than-temporary impairment.

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

3.	Fair Value Measurements (continued)

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

•

Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, TRH considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets measured at fair value on a recurring basis and classified as Level 3 principally include certain asset-backed fixed maturities and certain other invested assets.

(d)         Assets Measured at Fair Value on a Recurring Basis

             The following tables present information about assets measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Total

	(in millions)
As of March 31, 2009
Assets(a):
Fixed maturities available for sale	$—	$8,193.3	$100.9	$8,294.2
Common stocks available for sale	389.6	—	—	389.6
Nonredeemable preferred stocks available for sale	—	42.5	7.5	50.0
Other invested assets	0.1	—	57.3	57.4
Short-term investments(b)	4.8	98.8	—	103.6
Cash and cash equivalents(b)	—	118.1	—	118.1
Other assets	—	—	5.3	5.3

Total	$394.5	$8,452.7	$171.0	$9,018.2

As of December 31, 2008
Assets(a):
Fixed maturities available for sale	$19.1	$7,908.6	$85.4	$8,013.1
Common stocks available for sale	425.6	—	—	425.6
Nonredeemable preferred stocks available for sale	—	95.7	2.5	98.2
Other invested assets	0.1	—	33.2	33.3
Short-term investments(b)	1.5	89.2	—	90.7
Cash and cash equivalents(b)	—	51.2	—	51.2

Total	$446.3	$8,144.7	$121.1	$8,712.1

(a)	Represents only items measured at fair value.

(b)	Short-term investments and cash equivalents in Level 2 are carried at cost which approximates fair value.

3.	Fair Value Measurements (continued)

          At March 31, 2009 and December 31, 2008, Level 3 assets totaled $171.0 million and $121.1 million, respectively, representing 1.9% and 1.4%, respectively, of total assets measured at fair value on a recurring basis.

          The following tables present analyses of the changes during the three month periods ended March 31, 2009 and 2008 in Level 3 assets measured at fair value on a recurring basis and the unrealized gains (losses) recorded in income during such three month periods related to those assets that remained on the consolidated balance sheet at March 31, 2009 and 2008:

Three Months Ended March 31, 2009	Fixed Maturities Available for Sale	Nonredeemable Preferred Stocks Available for Sale	Other Invested Assets	Other Assets	Total

	(in millions)
Balance, December 31, 2008	$85.4	$2.5	$33.2	$—	$121.1
Net realized/unrealized gains/losses included in:
Net investment income	0.7	—	1.0	—	1.7
Net realized capital losses	(8.7)	—	—	—	(8.7)
Accumulated other comprehensive income	4.4	—	(1.9)	—	2.5
Purchases, sales, issuances and settlements, net	8.7	—	25.0	5.3	39.0
Transfers in (out) of Level 3	10.4	5.0	—	—	15.4

Balance, March 31, 2009	$100.9	$7.5	$57.3	$5.3	$171.0

Unrealized losses recorded in realized net capital losses on instruments held at March 31, 2009	$—	$—	$—	$—	$—

Three Months Ended March 31, 2008	Fixed Maturities Available for Sale	Nonredeemable Preferred Stocks Available for Sale	Other Invested Assets	Securities Lending Invested Collateral	Total

	(in millions)
Balance, January 1, 2008	$0.5	$2.5	$18.3	$151.3	$172.6
Net realized/unrealized gains/losses included in:
Net investment income	—	—	0.7	—	0.7
Net realized capital losses	—	—	—	—	—
Accumulated other comprehensive income	—	—	0.4	(5.9)	(5.5)
Purchases, sales, issuances and settlements, net	1.7	—	(0.8)	(1.3)	(0.4)
Transfers in (out) of Level 3	—	—	—	0.1	0.1

Balance, March 31, 2008	$2.2	$2.5	$18.6	$144.2	$167.5

Unrealized losses recorded in realized net capital losses on instruments held at March 31, 2008	$—	$—	$—	$—	$—

          Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at March 31, 2009 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

          Net unrealized depreciation related to Level 3 investments approximated $23.5 million at March 31, 2009 and $22.7 million at December 31, 2008.

3.	Fair Value Measurements (continued)

(e) Assets Measured at Fair Value on a Non-Recurring Basis

None of TRH’s assets were written down to fair value on a non-recurring basis during the three months ended March 31, 2009.

4.	Investments

(a) Fixed Maturities

The amortized cost and fair value of fixed maturities at March 31, 2009 and December 31, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized

		Gains	Losses	Fair Value

	(in thousands)
March 31, 2009
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,217,532	$39,858	$(15,514)	$1,241,876

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$22,014	$744	$(20)	$22,738
States, municipalities and political subdivisions	5,582,467	100,444	(112,677)	5,570,234
Foreign governments	253,239	3,537	(104)	256,672
Corporate	1,979,874	87,331	(125,434)	1,941,771
Asset-backed	564,519	16,617	(78,333)	502,803

Total	$8,402,113	$208,673	$(316,568)	$8,294,218

December 31, 2008
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,218,603	$30,069	$(38,240)	$1,210,432

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$40,783	$4,565	$(150)	$45,198
States, municipalities and political subdivisions	5,354,696	57,452	(263,055)	5,149,093
Foreign governments	275,262	5,827	(491)	280,598
Corporate	2,089,766	78,946	(74,683)	2,094,029
Asset-backed	534,306	1,205	(91,358)	444,153

Total	$8,294,813	$147,995	$(429,737)	$8,013,071

(b)	Equities

               At March 31, 2009 and December 31, 2008, net unrealized depreciation of equities available for sale included gross gains of $16.0 million and $22.9 million and gross losses of $83.2 million and $81.5 million, respectively.

4.	Investments (continued)

(c) Realized Net Capital Losses

The components of realized net capital losses for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,

	2009	2008

	(in millions)

Sales and redemptions of securities	$(10.4)	$0.5
Other-than-temporary impairment write-downs	(45.5)	(9.5)
Net foreign currency transaction losses	(4.7)	(6.1)

Total net realized capital losses	$(60.6)	$(15.1)

(d)	Aging of Gross Unrealized Losses

                    As of March 31, 2009 and December 31, 2008, the aging of the gross unrealized losses with respect to all fixed maturities and equities, grouped by months in a continuous unrealized loss position, was as follows:

	Less than 12 Months			12 Months or More		Total

	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
March 31, 2009:
Fixed maturities:
U.S. government and government agencies	$18	$	*	$—	$—	$18	$	*
States, municipalities and political subdivisions	1,398		(42)	1,221	(86)	2,619		(128)
Foreign governments	20		*	—	—	20		*
Corporate	544		(73)	221	(53)	765		(126)
Asset-backed	89		(20)	247	(58)	336		(78)

Total Fixed Maturities	2,069		(135)	1,689	(197)	3,758		(332)

Equities available for sale	244		(82)	2	(1)	246		(83)

Total	$2,313		$(217)	$1,691	$(198)	$4,004		$(415)

* Rounds to less than 1 million

4.	Investments (continued)

	Less than 12 Months			12 Months or More		Total

	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2008:
Fixed maturities:
U.S. government and government agencies	$10	$	*	$—	$—	$10	$	*
States, municipalities and political subdivisions	3,055		(173)	624	(128)	3,679		(301)
Foreign governments	15		(1)	—	—	15		(1)
Corporate	657		(51)	155	(24)	812		(75)
Asset-backed	129		(33)	216	(58)	345		(91)

Total Fixed Maturities	3,866		(258)	995	(210)	4,861		(468)

Equities available for sale	269		(81)	1	(1)	270		(82)

Total	$4,135		$(339)	$996	$(211)	$5,131		$(550)

* Rounds to less than 1 million

          The unrealized losses on total fixed maturities resulted largely from changes in market interest rates caused principally by a widening of credit spreads from market dislocation and general market illiquidity in recent periods. Fixed maturities in an unrealized loss position principally consist of highly-rated corporate, state, municipality or political subdivision and asset-backed fixed maturities. TRH has the ability and intent to hold all securities in an unrealized loss position until their fair values recover. In making this determination, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH’s history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs.

          Since the beginning of 2008, the collapse of the U.S. residential mortgage market, credit quality deterioration, increased credit losses in many sectors, the collapse of several prominent financial institutions and a general decline in global market conditions, among other factors, contributed to a steep decline in equity markets and thus, a decline in the fair values of TRH’s common equity securities. At March 31, 2009, the pre-tax gross unrealized loss for all equities was $83 million, of which a de minimis amount was in an unrealized loss position over 12 months. As these equities did not meet TRH’s criteria for other-than-temporary impairment write-down, which criteria are discussed in Note 2(c) of Notes to Consolidated Financial in the 2008 Form 10-K, and TRH has the intent and ability to hold these securities to recovery, TRH determined that these securities were not other-than-temporarily impaired.

5.	Net Income Per Common Share

          Net income per common share for the periods presented below has been computed based upon weighted average common shares outstanding.

	Three Months Ended March 31,

	2009	2008

	(in thousands, except per share data)

Net income (numerator)	$75,236	$115,653

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	67,353	67,229
Less: Average shares in treasury	989	989

Average outstanding shares - basic (denominator)	66,364	66,240
Average potential shares from stock compensation (a)	212	565

Average outstanding shares - diluted (denominator)	66,576	66,805

Net income per common share:
Basic	$1.13	$1.75
Diluted	1.13	1.73

(a)

The three months ended March 31, 2009 excludes the effect of 2.4 million anti-dilutive shares (from a total of 2.8 million potential shares). The three months ended March 31, 2008 excludes the effect of 0.8 million anti-dilutive shares (from a total of 3.0 million potential shares).

6.	Senior Notes

          In the first quarter of 2009, TRH repurchased $26 million principal amount of its 5.75% senior notes due on December 14, 2015 (the “Senior Notes”) for $16 million from non-affiliates, realizing a gain of $10 million. At March 31, 2009 and December 31, 2008, $699 million and $725 million, respectively, principal amount of the Senior Notes remained outstanding. In addition, the unamortized original issue discount, which totaled $2.5 million and $2.8 million on March 31, 2009 and December 31, 2008, respectively, has been deducted from the carrying value of the Senior Notes and is being amortized over the term of the Senior Notes on the effective interest rate method. The fair value of the Senior Notes as of March 31, 2009 and December 31, 2008 was $415.3 million and $469.4 million, respectively, based on quoted market price.

          Interest expense incurred in connection with the Senior Notes was $10.4 million and $10.9 million in the first quarter of 2009 and 2008, respectively. There were no scheduled interest payments on the Senior Notes in the first quarter of 2009 and 2008.

7.	Reinsurance Ceded

          Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended March 31,

	2009	2008

	(in thousands)

Gross premiums written	$1,134,327	$1,131,262
Ceded premiums written	(87,225)	(95,649)

Net premiums written	$1,047,102	$1,035,613

Gross premiums earned	$1,040,464	$1,085,343
Ceded premiums earned	(63,933)	(68,154)

Net premiums earned	$976,531	$1,017,189

Gross incurred losses and loss adjustment expenses	$708,088	$698,778
Reinsured losses and loss adjustment expenses ceded	(38,274)	(23,349)

Net incurred losses and loss adjustment expenses	$669,814	$675,429

          Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include amounts, which, by prearrangement with TRH, were assumed from an affiliate and then ceded in an equal amount to other affiliates. Gross premiums written and ceded premiums written include $57.8 million and $47.3 million in the first quarter of 2009 and 2008, respectively, relating to such arrangements. Gross premiums earned and ceded premiums earned include $41.0 million and $31.8 million in the first quarter of 2009 and 2008, respectively, relating to such arrangements. Gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include $23.0 million and $12.2 million in the first quarter of 2009 and 2008, respectively, relating to such arrangements.

8.	Cash Dividends

          In the first quarter of 2009, the Company’s Board of Directors declared a dividend of $0.19 per common share, or approximately $12.6 million in the aggregate, payable on June 19, 2009.

9.	Segment Information

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

          The following table presents a summary of comparative financial data by segment:

	Three Months Ended March 31,

	2009	2008

	(in thousands)
Domestic:
Net premiums written	$584,373	$548,122
Net premiums earned(a)	515,264	509,688
Net investment income	72,068	71,373
Realized net capital losses	(54,089)	(11,374)
Revenues	543,121	569,687
Net losses and loss adjustment expenses	354,763	373,382
Underwriting expenses(c)	156,527	147,851
Underwriting profit (loss)(d)	21,840	(1,320)
Income before income taxes	33,811	41,226

International-Europe:
Net premiums written	$347,681	$382,353
Net premiums earned(a)	356,168	370,933
Net investment income	29,623	37,136
Realized net capital (losses) gains	(1,871)	667
Revenues(b)	383,920	408,736
Net losses and loss adjustment expenses	259,255	232,735
Underwriting expenses(c)	90,759	98,299
Underwriting profit(d)	4,297	43,746
Income before income taxes	31,914	81,548

International-Other(e):
Net premiums written	$115,048	$105,138
Net premiums earned(a)	105,099	136,568
Net investment income	8,127	8,700
Realized net capital losses	(4,611)	(4,344)
Revenues	108,615	140,924
Net losses and loss adjustment expenses	55,796	69,312
Underwriting expenses(c)	29,628	40,915
Underwriting profit(d)	21,031	18,073
Income before income taxes	24,551	22,445

9.	Segment Information (continued)

	Three Months Ended March 31,

	2009	2008

	(in thousands)
Consolidated:
Net premiums written	$1,047,102	$1,035,613
Net premiums earned(a)	976,531	1,017,189
Net investment income	109,818	117,209
Realized net capital losses	(60,571)	(15,051)
Revenues(b)	1,035,656	1,119,347
Net losses and loss adjustment expenses	669,814	675,429
Underwriting expenses(c)	276,914	287,065
Underwriting profit(d)	47,168	60,499
Income before income taxes	90,276	145,219

(a)	Net premiums earned from affiliates approximate $80 million and $97 million for the three months ended March 31, 2009 and 2008, respectively, and are included mainly in Domestic.

(b)	Revenues from the London branch totaled $203 million and $220 million for the three months ended March 31, 2009 and 2008, respectively.

(c)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(d)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(e)

The Miami branch segment data is considered significant for the first quarter of 2009 only. Certain key Miami data elements, which are included in International - Other, in the 2009 and 2008 periods are as follows:

	Three Months Ended March 31,

	2009	2008

	(in thousands)
Miami:
Revenues	$55,787	$75,976
Income before income taxes	15,793	11,880

10.	Related Party Transactions

(a)	Recent Actions by AIG which Impact TRH

          As of March 31, 2009 and 2008, AIG beneficially owned approximately 59% of the Company’s outstanding common stock.

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

10.	Related Party Transactions (continued)

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

          In February 2009, AIG received a waiver from the NY Fed stating that neither the Company nor its wholly-owned subsidiary Professional Risk Management Services, Inc. are deemed to be “restricted subsidiaries” as that term is defined under AIG’s Fed Credit Agreement. If such entities had been deemed to be “restricted subsidiaries,” then they may have been subject to various restrictive covenants and compliance obligations under AIG’s Fed Credit Agreement. TRH’s other subsidiaries, are not deemed to be “restricted subsidiaries” under AIG’s Fed Credit Agreement as they are regulated insurance subsidiaries. TRH is not a party to AIG’s Fed Credit Agreement and has not received the benefit of any funding thereunder.

          On March 4, 2009, AIG issued 100,000 shares of AIG’s Series C Preferred Stock to the AIG Credit Facility Trust, a trust established for the sole benefit of the U.S. Treasury. The holders of AIG’s Series C Preferred Stock have approximately 77.9% of the aggregate voting power of AIG’s common stock. The issuance of AIG’s Series C Preferred Stock resulted in a change in control of AIG.

          TRH is subject to various regulatory requirements and is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (“Arrangements”) that contain provisions giving regulators and counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries, as applicable. Whether the change in control of AIG constitutes a change in control of the Company or any of its subsidiaries under any of such Arrangements is dependent upon the specific provisions thereof. Based upon the facts and circumstances known to TRH as of the date hereof, TRH does not believe that the exercise of rights, if any, accruing to regulators and counterparties as a result of the change in control of AIG will have a material impact on TRH.

          Additionally, a sale of AIG’s interest in the Company could result in a change of control of TRH under a significant portion of TRH’s reinsurance agreements. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and TRH may be required to provide collateral to secure premium and reserve balances or be required to cancel and commute contracts, subject to an agreement between the parties that may be settled in arbitration. If the contract is cancelled on a cut-off basis, TRH may be required to return unearned premiums, net of commissions. Whether a ceding company would have cancellation rights in the event of a sale of AIG’s interest depends upon the language of its agreement with TRH. Whether a ceding company would exercise any cancellation rights it did have would depend on, among other factors, such ceding company’s views with respect to the financial strength and business reputation of any new controlling party or other significant owners of the Company’s shares, the extent, if any, to which such ceding company currently has reinsurance coverage with such person or its affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH’s ratings following the change in control. The exercise of cancellation rights following a change in control could materially impact TRH’s financial condition, results of operations and cash flows.

(b)	Premiums Assumed From AIG

          Gross premiums written of approximately $140.4 million (12.4%) and $137.6 million (12.2%) in the first quarter of 2009 and 2008, respectively, were attributable to reinsurance purchased by other subsidiaries of AIG. In the first quarter of 2009 and 2008, the great majority of such gross premiums written were recorded in the property, other liability, ocean marine and aviation and medical malpractice lines.

          Of the above premiums assumed from other subsidiaries of AIG, $64.6 million and $56.6 million in the first quarter of 2009 and 2008, respectively, represent premiums resulting from certain insurance business written by AIG subsidiaries that is almost entirely reinsured by TRH by prearrangement (See Note 7 for amounts ceded in an equal amount to other AIG subsidiaries).

11.	Contingencies

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

          As part of these settlements, AIG has agreed to retain for a period of three years an independent consultant who will conduct a review that will include, among other things, the adequacy of AIG’s internal controls over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory, compliance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review. AIG continues to work with the Independent Consultant appointed by the SEC in 2006 in connection with his ongoing reports and monitoring of AIG’s financial reporting and regulatory, compliance and legal functions. TRH, as a majority-owned subsidiary of AIG, is cooperating with the terms of the settlements that are applicable to TRH.

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

          These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors in Part I, Item 1A in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. for the year-ended December 31, 2008 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I – Item 2

Transatlantic Holdings, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2009

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

Financial Statements

          The following discussion refers to the consolidated financial statements of TRH as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Note 7 of Notes to Condensed Consolidated Financial Statements (“Note 7”) and Note 10 of Notes to Condensed Consolidated Financial Statements (“Note 10”).)

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

          In the first quarter of 2009, casualty lines have comprised approximately 73% of TRH’s net premiums written, while property lines comprised the balance. In addition, treaty reinsurance totaled approximately 98% of net premiums written in such period, with the balance representing facultative accounts. Moreover, business written by international branches has represented approximately 44% of net premiums written in such period. (See Operational Review for detailed period to period comparisons of such measures.)

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and income from investments. The great majority of TRH’s investments are in fixed maturity securities held to maturity and available for sale with an average duration of 6.1 years as of March 31, 2009. In general, premiums are received significantly in advance of related claims payments.

          American International Group, Inc. (“AIG”), which through its subsidiaries is a provider of insurance and investment products and services to businesses and individuals around the world, beneficially owned approximately 59% of the Common Stock of the Company as of March 31, 2009.

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

          In February 2009, AIG received a waiver from the NY Fed stating that neither the Company nor its wholly-owned subsidiary Professional Risk Management Services, Inc. (“PRMS”) are deemed to be “restricted subsidiaries” as that term is defined under AIG’s Fed Credit Agreement. If such entities had been deemed to be “restricted subsidiaries,” then they may have been subject to various restrictive covenants and compliance obligations under AIG’s Fed Credit Agreement. TRH’s other subsidiaries, are not deemed to be “restricted subsidiaries” under AIG’s Fed Credit Agreement as they are regulated insurance subsidiaries. TRH is not a party to AIG’s Fed Credit Agreement and has not received the benefit of any funding thereunder.

          On March 4, 2009, AIG issued 100,000 shares of AIG’s Series C Preferred Stock to the AIG Credit Facility Trust, a trust established for the sole benefit of the U.S. Treasury. The holders of AIG’s Series C Preferred Stock have approximately 77.9% of the aggregate voting power of AIG’s common stock. The issuance of AIG’s Series C Preferred Stock resulted in a change in control of AIG.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          TRH is subject to various regulatory requirements and is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (“Arrangements”) that contain provisions giving regulators and counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries, as applicable. Whether the change in control of AIG constitutes a change in control of the Company or any of its subsidiaries under any of such Arrangements is dependent upon the specific provisions thereof. Based upon the facts and circumstances known to TRH as of the date hereof, TRH does not believe that the exercise of rights, if any, accruing to regulators and counterparties as a result of the change in control of AIG will have a material impact on TRH.

          Additionally, a sale of AIG’s interest in the Company could result in a change of control of TRH under a significant portion of TRH’s reinsurance agreements. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and TRH may be required to provide collateral to secure premium and reserve balances or be required to cancel and commute contracts, subject to an agreement between the parties that may be settled in arbitration. If the contract is cancelled on a cut-off basis, TRH may be required to return unearned premiums, net of commissions. Whether a ceding company would have cancellation rights in the event of a sale of AIG’s interest depends upon the language of its agreement with TRH. Whether a ceding company would exercise any cancellation rights it did have would depend on, among other factors, such ceding company’s views with respect to the financial strength and business reputation of any new controlling party or other significant owners of the Company’s shares, the extent, if any, to which such ceding company currently has reinsurance coverage with such person or its affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH’s ratings following the change in control. The exercise of cancellation rights following a change in control could materially impact TRH’s financial condition, results of operations and cash flows as discussed in Part II, Item 1A Risk Factors.

          Consolidated Results

          The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Three Months Ended March 31,

	2009	2008	Change

	(dollars in millions)

Revenues	$1,035.7	$1,119.3	(7.5)%
Income before income taxes	90.3	145.2	(37.8)
Net income	75.2	115.7	(34.9)

          Revenues for the first quarter of 2009 decreased compared to the same prior year period principally due to an increase in realized net capital losses and a decrease in net premiums earned. The increase in realized net capital losses, including significant other-than-temporary impairment write-downs, in the first quarter of 2009 resulted in part from the ongoing turmoil in the financial markets. The decrease in net premiums earned emanated from international operations and was due in part to changes in foreign currency exchange rates compared to the U.S. dollar. In general, changes in net premiums earned between periods are influenced by prevailing market conditions, strategic decisions by TRH’s management in recent periods and changes in foreign currency exchange rates.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          Income before income taxes and net income decreased in the first quarter of 2009 as compared to the same 2008 period principally due to an increase in realized net capital losses and a decrease in underwriting profit (loss) in the 2009 period. The impact on net income of the increase in realized net capital losses and the decrease in underwriting profit (loss) was mitigated by a lower effective tax rate in the 2009 period. The decrease in underwriting profit (loss) reflects a higher loss ratio. (See Results of Operations for the definition of loss ratio.) Net catastrophe costs and net loss reserve development were insignificant in the first quarter of 2009 and 2008.

          Underwriting profit (loss) is defined as net premiums earned less net losses and loss adjustment expenses (“LAE”) incurred, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs. (See Operational Review for further discussion.)

          Market Conditions and General Trends

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

          Following improvements in the U.S. property marketplace after significant catastrophe losses in 2004 and 2005, additional capacity entered the reinsurance market in the form of new companies in Bermuda as well as the entrance of capacity from the capital markets via sidecars, catastrophe bonds and other derivative products. The entrance of the new capacity slowly eroded property insurance and reinsurance rates through the first half of 2008, although the marketplace remained generally favorable.

          During the second half of 2008, however, the global credit and financial crisis began to significantly impact the insurance and reinsurance markets. First, many alternative reinsurance solutions (such as sidecars) were terminated or not renewed. Second, the impairment of company balance sheets meant historical risk levels in many cases now represented a higher than desired percentage of surplus. Third, Hurricane Ike produced one of the highest insured losses from a natural peril event despite being only a category 2 storm. These changes produced an increase in demand for traditional reinsurance from insurance companies as they could not raise capital by issuing debt; did not want to issue equity at depressed stock prices; and lost the ability to go to the capital markets for alternative reinsurance solutions. In addition, many reinsurers, affected by similar issues, could not maintain the levels of capacity that they had in recent years to take on risk.

          The increase in demand coupled with a decrease in supply led to a significant increase in property and off-shore energy reinsurance pricing in the first quarter of 2009, most notably in the peak U.S. catastrophe zones such as the Southeast, West and Northeast. This pricing effect was much less noticeable in areas of the country where there is less catastrophe risk and internationally as well, where loss experience has been favorable, but some moderate improvements were evident in peak European and Japanese areas.

          The casualty market did not enjoy the same type of pricing increases in the first quarter of 2009 as the property market except for certain areas such as financial institution directors’ and officers’ liability (“D&O”), related errors and omissions liability (“E&O”) covers, surety and credit and fidelity. In fact, some areas of casualty business saw deterioration of pricing levels. Terms and conditions generally remained acceptable.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          TRH expects that the U.S. property catastrophe reinsurance marketplace will continue to improve during 2009, especially where there is coastal storm or earthquake exposure and casualty rates should also begin to improve as loss trends emerge and the cost of capital increases. Internationally, most lines and markets continued to be impacted by overcapacity, but increased reinsurance industry discipline and contracting capacity may potentially lead to stabilization or improvement of market conditions in 2009. The reinsurance marketplace as a whole continues to be disciplined.

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

          TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, other-than-temporary impairments, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH’s condensed consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected, possibly materially. A discussion of these most critical accounting estimates follows:

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

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

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

•

Loss development factors are used to arrive at the ultimate amount of losses incurred for each accident year based on reported loss information. These factors, which are initially calculated based on historical loss development patterns (i.e., the emergence of reported losses over time relative to the ultimate losses to be paid) are then adjusted for current trends.

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
March 31, 2009

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

°

Excess Casualty: The vast majority of this class consists of domestic treaties, including pro rata and excess-of-loss contracts of general liability business. Excess casualty is dominated by umbrella business, some of which have very high attachment points. This business is generally very long tailed and characterized by relatively low frequency and high severity type losses.

°

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

•

Shorter tailed lines: These would include the property lines of business (such as fire and homeowners multiple peril), accident and health (“A&H”) and certain marine and energy classes. These lines are written by several of TRH’s worldwide offices and the reserves are reviewed separately for each operating branch. Where sufficiently credible experience exists, these lines are reviewed after segregating pro rata contracts from excess-of-loss contracts. For a reinsurer, these lines do not develop to ultimate loss as quickly as when written on a primary basis; however, they are significantly shorter tailed than the casualty classes discussed earlier.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

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

          See discussion of estimated net development on losses occurring in prior years under Results of Operations and further information about unpaid losses and loss adjustment expenses (“gross loss reserves”) under Financial Condition and Liquidity.

          (b) Fair Value Measurements of Certain Financial Assets

          TRH measures at fair value on a recurring basis financial instruments included principally in its available for sale securities portfolios and certain short term investments and cash equivalents. The fair value of a financial instrument is the amount that would be received to sell an asset in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

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
MD&A – Continued
March 31, 2009

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

          As of March 31, 2009, the fair value of substantially all of TRH’s available for sale fixed maturity and equity securities ($8.7 billion) is based on external sources. Of the fair values based on external sources, $8.6 billion is based upon prices received from independent pricing services and $0.1 billion, related to asset-backed fixed maturities, is based on non-binding broker quotes. Fair values from all external sources are reviewed and evaluated by management, but none were adjusted.

          Subsidiaries of AIG manage the investments and perform investment recordkeeping and the above valuation services for TRH.

          (i) Fixed Maturity and Equity Securities Available for Sale

          TRH maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, TRH obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity and marketable equity securities in its available for sale portfolios. Market price data generally are obtained from exchange or dealer markets.

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

          Fair values for fixed maturity securities based on observable market prices for identical or similar instruments implicitly include counterparty credit risk. Fair values for fixed maturity securities based on internal models incorporate counterparty credit risk by using discount rates that take into consideration cash issuance spreads for similar instruments or other observable information.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

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

(iii) Fair Value Hierarchy and Level 3 Assets

          Under Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), assets recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the market place used to measure the fair value. (See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information about fair value measurements.)

          The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At March 31, 2009, TRH classified $171.0 million of assets measured at fair value on a recurring basis as Level 3. This represented 1.9% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

          TRH values its assets classified as Level 3 using judgment and valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable. The following paragraphs describe the methods TRH uses to measure on a recurring basis the fair value of the most significant types of assets classified as Level 3.

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

•

Other Invested Assets: Fair values for other invested assets, principally direct equity investments and hedge funds, are initially valued at the transaction price. Subsequently, fair value is based on the net asset value or financial statement information of the investee.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

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

•

The occurrence of a discrete credit event resulting in (1) the issuer defaulting on a material outstanding obligation; (2) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court supervised reorganization of insolvent enterprises; or (3) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

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

          Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. Such estimates of premiums earned are considered when establishing the reserve for loss and LAE IBNR. The differences between these estimates and the actual data subsequently reported, which may be material as a result of the diversity of cedants and reporting practices and the inherent difficulty in estimating premium inflows, among other factors, are recorded in the period when the actual data become available and may materially affect results of operations. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

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

Operational Review

          Results of Operations

          TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital losses, gain on early extinguishment of debt and total revenues of TRH for the periods indicated:

	Three Months Ended March 31,

	2009	2008	Change

	(dollars in millions)

Net premiums written	$1,047.1	$1,035.6	1.1%
Net premiums earned	976.5	1,017.2	(4.0)
Net investment income	109.8	117.2	(6.3)
Realized net capital losses	(60.6)	(15.1)	-
Gain on early extinguishment of debt	9.9	-	-
Total revenues	1,035.7	1,119.3	(7.5)

          Net premiums written in the first quarter of 2009 remained level with the first quarter of 2008 as increases in Domestic operations were largely offset by decreases in international operations. The decrease in international net premiums written is due largely to changes in foreign currency exchange rates compared to the U.S. dollar. In general, premium fluctuations reflect prevailing market conditions and strategic decisions by TRH’s management in recent periods as discussed earlier in MD&A.

          On a worldwide basis, casualty lines business represented 72.9% of net premiums written in the first quarter of 2009 versus 71.9% in the same 2008 period. The balance represented property lines. Treaty business represented 97.6% of net premiums written in the first quarter of 2009 versus 97.1% in the same year ago period. The balance represented facultative accounts.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the first quarter of 2009 compared to the same 2008 period:

Three Months Ended March 31,

Increase in original currency	8.7%
Foreign exchange effect	(7.6)

Increase as reported in U.S. dollars	1.1%

          Domestic net premiums written increased in the first quarter of 2009 by $36.3 million, or 6.6%, from the first quarter of 2008 to $584.4 million. Significant increases in Domestic net premiums written were recorded in the A&H ($23.4 million) and property ($20.6 million) lines.

          International net premiums written decreased in the first quarter of 2009 by $24.8 million, or 5.1%, from the first quarter of 2008 to $462.7 million. The most significant decreases in net premiums written occurred in the Paris ($29.4 million) and London ($26.4 million) branches, partially offset by significant increases in TRZ ($21.1 million) and the Miami branch ($15.0 million). International net premiums written decreased significantly in the property ($28.0 million) and auto liability ($10.3 million) lines along with relatively small decreases spread across several lines, partially offset by a significant increase in the A&H ($25.2 million) line. The decrease in international net premiums written in the first quarter of 2009 was due largely to changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH writes premiums. Changes in foreign currency exchange rates decreased 2009 international net premiums written by $76.5 million in the first quarter from the comparable prior year period.

          Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written, except for changes in ceded premiums, including premiums assumed from an affiliate that, by prearrangement, were ceded in an equal amount to other affiliates (see Note 7). As further discussed in Note 7 and Note 10, TRH transacts a significant amount of business assumed and ceded with other subsidiaries of AIG. TRH either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions, among other factors.

          As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

          The components of net investment income for the periods indicated are presented in the table below:

	Three Months Ended March 31,

	2009	2008

	(in millions)

Fixed maturities	$106.2	$106.3
Equities	4.1	3.2
Other invested assets (including hedge funds)	(2.0)	4.1
Other	3.9	5.9

Total investment income	112.2	119.5
Investment expenses	(2.4)	(2.3)

Net investment income	$109.8	$117.2

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          Net investment income in the first quarter of 2009 decreased compared to the same prior year period due to the impact of changes in foreign currency exchanges rates compared to the U.S. dollar and a decrease in investment income from other invested assets. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which investments are denominated decreased net investment income in the first quarter of 2009 compared to the same 2008 period by $6.6 million, principally related to fixed maturities.

          In 2008, TRH participated in a securities lending program (the “Securities Lending Program”) managed by a subsidiary of AIG, whereby certain securities from its portfolio were loaned to third parties. Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was invested to earn a spread. In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program. See TRH’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) for further discussion of TRH’s participation in the Securities Lending Program.

          The financial impact on net investment income (i.e., income earned on securities lending invested collateral, net of interest payable to the collateral provider) in the first quarter of 2008 of the Securities Lending Program was insignificant.

          The pre-tax effective yield on investments for the first quarter of 2009 and 2008 was 4.1% and 3.7%, respectively. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. Investment returns from securities lending investing collateral served to negatively impact the yield in the first quarter of 2008 by 0.6% as the net return from the invested collateral is very small in relation to the balance sheet carrying amount because investment income earned from invested collateral is reduced by interest payable to the collateral provider.

          Realized net capital (losses) gains generally result from 1) investment dispositions, which reflect TRH’s investment and tax planning strategies to maximize after-tax income; 2) write-downs of securities that, in the opinion of management, had experienced a decline in fair value for which TRH could not reasonably assert that the recovery period would be temporary; and 3) foreign currency transaction gains (losses). See Note 4 of Notes to Condensed Consolidated Financial Statements (“Note 4”) for a breakdown of the components of realized net capital losses.

          The significant other-than-temporary impairment write-downs recorded in the first quarter of 2009 resulted in part from declines in market values due to the ongoing turmoil in the financial markets. Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Critical Accounting Estimates for the criteria used in the determination of such write-downs.)

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          Other-than-temporary impairment write-downs by balance sheet category at the time of impairment and type of impairment recorded for the periods indicated are presented in the table below:

	Fixed Maturities	Equities	Total

	(in millions)

Three months ended March 31, 2009:
Severity and/or duration	$(14.7)	$(16.9)	$(31.6)
Lack of intent to hold to recovery	(6.0)	(4.4)	(10.4)
Issuer-specific credit events	—	(3.5)	(3.5)

Total	$(20.7)	$(24.8)	$(45.5)

Three months ended March 31, 2008:
Severity and/or duration	$—	$(8.8)	$(8.8)
Lack of intent to hold to recovery	—	(0.7)	(0.7)
Issuer-specific credit events	—	—	—

Total	$—	$(9.5)	$(9.5)

          In the first quarter of 2009, TRH repurchased $26 million principal amount of its 5.75% senior notes due in 2015 (the “Senior Notes”) from non-affiliates for $16 million, realizing a gain of $10 million.

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
March 31, 2009

          The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

	Three Months Ended March 31,

	2009	2008

Consolidated:
Loss ratio	68.6%	66.4%
Underwriting expense ratio	26.4	27.7
Combined ratio	95.0	94.1

Domestic:
Loss ratio	68.8%	73.2%
Underwriting expense ratio	26.8	27.0
Combined ratio	95.6	100.2

International:
Loss ratio	68.3%	59.5%
Underwriting expense ratio	26.0	28.6
Combined ratio	94.3	88.1

          The higher loss ratio for consolidated TRH in the first quarter of 2009 compared to the same 2008 period reflects a higher loss ratio from international operations partially offset by a lower loss ratio from Domestic operations.

          Pre-tax net catastrophe costs were immaterial in the first quarter of 2009 and 2008. While TRH believes that it has taken appropriate steps to manage its exposure to possible future catastrophe losses, the occurrence of one or more natural or man-made catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses could have a material adverse effect on TRH’s results of operations, liquidity or financial condition. Current techniques and models may not accurately predict the probability of catastrophic events in the future and the extent of the resulting losses. Moreover, one or more catastrophe losses could weaken TRH’s retrocessionnaires and result in an inability of TRH to collect reinsurance recoverables.

          Net losses and LAE incurred for the first quarter of 2009 includes estimated net favorable development relating to losses occurring in all prior years which approximated $2 million. The net favorable loss reserve development for the first quarter of 2009 was comprised of approximately $25 million of favorable development relating to losses occurring in 2003 to 2008, offset by $23 million of adverse development relating to losses occurring in 2002 and prior. Adverse loss reserve development in 2002 and prior generally related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. Favorable loss reserve development in 2005 through 2008 generally related to the shorter tailed classes.

          Net losses and LAE incurred for the first quarter of 2008 includes estimated net adverse development relating to losses occurring in all prior years which approximated $3 million. The net adverse loss reserve development for the first quarter of 2008 was comprised of approximately $57 million of adverse development relating to losses occurring in 2002 and prior, offset largely by favorable development of approximately $54 million relating primarily to losses occurring in 2005 through 2007. Significant estimated adverse loss reserve development was related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. Significant estimated favorable loss reserve development was related to the shorter tailed classes. Refer to the MD&A in the 2008 10-K for information regarding full year 2008 net favorable loss reserve development and the components thereof.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

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

          Based on information presently available, TRH’s current loss reserves represent management’s best estimate of ultimate losses, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserve as of March 31, 2009 and thus, have a material adverse effect on future net income, financial condition and cash flows.

          The underwriting expense ratio for consolidated TRH decreased in the first quarter of 2009 compared to the first quarter of 2008 due to a decrease in the commission expense component, related to international operations caused in part by a change in the mix of business.

          Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

          Interest expense incurred in connection with the Senior Notes in the first quarter of 2009 and 2008 totaled $10.4 million and $10.9 million, respectively.

          General corporate expenses, certain stock-based compensation costs and expenses relating to PRMS are the primary components of “other, net” expenses on the Consolidated Statement of Operations. PRMS is an insurance program manager specializing in professional liability insurance services.

          Income before income taxes totaled $90.3 million and $145.2 million for the first quarter of 2009 and 2008, respectively. The decrease in income before income taxes in the first quarter of 2009 compared to the same 2008 period is principally due to an increase in realized net capital losses, including significant other-than-temporary impairment write-downs, and a decrease in underwriting profit in the 2009 period. The decrease in underwriting profit reflects a higher loss ratio.

          Federal and foreign income tax expense of $15.0 million and $29.6 million were recorded in the first quarter of 2009 and 2008, respectively. The Company and its domestic subsidiaries (which include foreign operations) file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

          The effective tax rates, which represent income tax expense divided by income before income taxes, were 16.7% and 20.4% in the first quarter of 2009 and 2008, respectively. The effective tax rate in the first quarter of 2009 was lower than in the comparable 2008 period largely due to tax exempt income representing a greater percentage of pretax income in 2009 as compared to 2008, which resulted in part from the significant amounts of realized net capital losses in the 2009 period.

          Net income for the first quarter of 2009 was $75.2 million, or $1.13 per common share (diluted), compared to net income of $115.7 million, or $1.73 per common share (diluted), in the 2008 first quarter. Reasons for the changes between periods are as discussed earlier.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          Segment Results

          (a) Domestic:

          Revenues decreased in the first quarter of 2009 compared to the same 2008 period due primarily to increased realized net capital losses, including other-than-temporary impairment write-downs. The significant realized net capital losses in the 2009 period resulted in part from the continued turmoil in financial markets. As discussed earlier in Results of Operations, net premiums written increased in the first quarter of 2009 compared to the comparable 2008 period.

          Income before income taxes decreased in the first quarter of 2009 compared to the same 2008 period primarily due to increased realized net capital losses, including other-than-temporary impairment write-downs, partially offset by an increase in underwriting profit (loss). The increase in underwriting profit (loss) reflects a lower loss ratio in the first quarter of 2009.

          Net catastrophe costs in the first quarter of 2009 and 2008 were insignificant.

          (b) International – Europe (London and Paris branches and TRZ):

          Revenues decreased in the first quarter of 2009 compared with the same 2008 quarter due to a decrease in net premiums written, net of the change in unearned premiums, and a decrease in net investment income. Revenues decreased in the London and Paris branches partially offset by an increase in TRZ. Net premiums written decreased significantly in the London and Paris branches, partially offset by an increase in TRZ. The decrease in net premiums written related largely to the property line as well as to relatively smaller decreases in several other lines offset in part by a significant increase in the A&H line. The overall decrease in net premiums written in the first quarter period was largely due to a decrease of $57.9 million resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2009 period as compared to the same prior year period. The decrease in net investment income is due in large part to changes in foreign currency exchange rates between the U.S. dollar and certain foreign currencies.

          Income before income taxes in the first quarter of 2009 decreased compared to the same 2008 period due primarily to a decrease in underwriting profit and to a lesser extent a decrease in net investment income. The decrease in underwriting profit reflects a higher loss ratio in the first quarter of 2009.

          Net catastrophe costs in the first quarter of 2009 and 2008 were insignificant.

          (c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

          Revenues for the first quarter of 2009 decreased compared to the first quarter of 2008 due largely to a decrease in net premiums earned. The decrease in revenues was principally reported by the Miami and Toronto branches. Net premiums written in the first quarter of 2009 increased over the first quarter of 2008 due to relatively small increases spread across several lines, with the Miami branch accounting for most of the increase. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written decreased net premiums written by $18.6 million in the first quarter of 2009 compared to the same 2008 period.

          Income before income taxes increased in the first quarter of 2009 compared to the same 2008 period primarily due to an increase in underwriting profit, due to a decrease in the commission expense component of the underwriting expense ratio.

          Net catastrophe costs in the first quarter of 2009 and 2008 were insignificant.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

Financial Condition and Liquidity

          As a holding company, the Company’s assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. TRH considers TRC’s ability to pay dividends to the Company to be adequate for the Company’s liquidity needs through the end of 2009 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In the first quarter of 2009 and 2008, the Company received cash dividends from TRC of $22.0 million and $10.0 million, respectively. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses. In the first quarter of 2009, the Company used cash to repurchase a portion of the Senior Notes.

          Sources of funds for the operating subsidiaries consisted primarily of premiums, reinsurance recoverables, investment income and proceeds from sales, redemptions and the maturing of investments. Funds are applied by the operating subsidiaries primarily to payments of claims, commissions, ceded reinsurance premiums, insurance operating expenses and income taxes and the purchase of investments. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

          While the expected payout pattern of liabilities is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH has not historically maintained a credit facility. TRH’s primary investment goal is to maximize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of significant acceleration of paid losses beyond TRH’s ability to fund such cash needs.

          At March 31, 2009, total investments were $10.43 billion compared to $10.23 billion at December 31, 2008. The increase was caused in large part by a reduction of net unrealized depreciation of investments which increased investments by $160.8 million (see discussion of the change in unrealized depreciation of investments, net of tax, below) and $215.1 million of net purchases of investments, offset in part by $45.5 million of other-than-temporary impairment write-downs. In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated decreased total investments by approximately $115 million.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          The following table summarizes the investments of TRH (on the basis of carrying value) as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,217,532	11.7%	$1,218,603	11.9%

Available for sale (at fair value):
Corporate	1,941,771	18.6	2,094,029	20.5
U.S. Government and government agencies	22,738	0.2	45,198	0.4
Foreign government	256,672	2.5	280,598	2.8
States, municipalities and political subdivisions	5,570,234	53.4	5,149,093	50.3
Asset-backed securities	502,803	4.8	444,153	4.3

	8,294,218	79.5	8,013,071	78.3

Total fixed maturities	9,511,750	91.2	9,231,674	90.2

Equities:
Available for sale:
Common stocks	389,623	3.7	425,645	4.2
Nonredeemable preferred stocks	50,034	0.5	98,230	0.9

Total equities	439,657	4.2	523,875	5.1

Other invested assets	262,249	2.5	243,795	2.4
Short-term investments	217,071	2.1	230,213	2.3

Total investments	$10,430,727	100.0%	$10,229,557	100.0%

          TRH’s fixed maturities are predominantly investment grade, liquid securities, approximately 42.5% of which will mature in less than 10 years. The average duration of the fixed maturities portfolio was 6.1 years as of March 31, 2009. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          The following table summarizes the ratings of fixed maturities held to maturity and available for sale as of March 31, 2009:

	AAA	AA	A	BBB	Below BBB or Not Rated (a)	Total

	(dollars in millions)
Held to maturity:
Non-asset-backed (b)	$588	$523	$85	$22	$—	$1,218

Available for sale:
Asset-backed:
Commerical mortgage-backed	96	—	9	7	—	112
RMBS	315	11	—	—	28	354
Other asset-backed	23	—	4	10	—	37
Non-asset-backed (b)	2,767	3,794	1,166	52	12	7,791

Total available for sale	3,201	3,805	1,179	69	40	8,294

Total fixed maturities	$3,789	$4,328	$1,264	$91	$40	$9,512

Percent of total fixed maturities	39.8%	45.5%	13.3%	1.0%	0.4%	100.0%

(a)	Available for sale fixed maturities consists of $18 million of BB rated securities, $11 million of B rated securities, $8 million of CCC rated securities and $3 million of not-rated securities.

(b)	Non-asset-backed fixed maturities in the aggregate include insured municipal bonds with ratings as follows:

	AAA	AA	A	BBB	Below BBB or Not Rated	Total

Insured rating	$1,196	$1,655	$239	$—	$—	$3,090
Underlying rating	277	2,014	745	43	11	3,090

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          At March 31, 2009, the amortized cost of commerical mortgage-backed securities (“CMBS”), RMBS and other asset-backed securities included in fixed maturities available for sale by year of vintage and credit rating are as follows:

	Year of Vintage

	2009	2008	2007	2006	2005	2004	Prior	Total

	(in millions)

CMBS:
AAA	$—	$—	$17	$54	$11	$27	$1	$110
A	—	—	—	3	—	—	8	11
BBB	—	—	—	—	—	—	8	8

RMBS:
AAA	13	60	147	67	34	25	3	349
AA	—	—	5	3	1	—	—	9
Below BBB	—	—	17	12	7	—	—	36

Other asset-backed:
AAA	—	—	4	3	3	16	—	26
A	—	—	—	—	—	4	—	4
BBB	—	—	—	12	—	—	—	12

Total asset-backed	$13	$60	$190	$154	$56	$72	$20	$565

          Gross unrealized gains and losses and net unrealized losses on all fixed maturities and equities at March 31, 2009 and December 31, 2008 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses

	(in millions)
As of March 31, 2009:
Fixed maturities (including held to maturity and carried at amortized cost)	$248.5	$(332.1)	$(83.6)
Equities available for sale	16.0	(83.2)	(67.2)

As of December 31, 2008:
Fixed maturities (including held to maturity and carried at amortized cost)	$178.1	$(468.0)	$(289.9)
Equities available for sale	22.9	(81.5)	(58.6)

          In general, the decrease in net unrealized losses as of March 31, 2009 as compared to December 31, 2008 is largely due to net unrealized appreciation of state, municipality and political subdivision securities caused in part by a decrease in credit spreads. (See Note 4 for additional details about gross unrealized gains and losses on fixed maturities and equities.)

          Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established and the impact of changes in foreign currency exchange rates.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          At March 31, 2009, gross loss reserves totaled $8.14 billion, an increase of $13.4 million, or 0.2%, over December 31, 2008. The increase in gross loss reserves includes the impact of changes in foreign currency exchange rates since the end of 2008 and gross loss reserve development.

          Gross loss reserves as of March 31, 2009 consisted of $3.59 billion of reported amounts (“case reserves”) and $4.55 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

          At March 31, 2009, reinsurance recoverable on gross loss reserves totaled $770.5 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), an increase of $7.1 million, or 0.9%, from the prior year-end.

          Net loss reserves totaled $7.36 billion at March 31, 2009, an increase of $6.2 million, or 0.1%, from the prior year-end. The overall increase in net loss reserves was reduced by the exchange rate impact of the changes in certain foreign currency exchange rates against the U.S. dollar in the quarter. The first quarter of 2009 includes paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of $20 million, relating to events occurring in 2008. The first quarter of 2008 includes paid losses and LAE, net of reinsurance recovered, relating to catastrophe losses of approximately $25 million, relating to events occurring in 2007 and 2005.

          An analysis of the change in net loss reserves for the first three months of 2009 and 2008 follows:

	Three Months Ended March 31,

	2009	2008

	(in millions)

At beginning of year:
Gross loss reserves	$8,124.5	$7,926.3
Less reinsurance recoverable	(775.4)	(1,026.6)

Net loss reserves	7,349.1	6,899.7

Net losses and LAE incurred (including estimated net (favorable) adverse development on losses occurring in prior years of: 2009 - ($2) million; 2008 - $3 million)	669.8	675.4
Net losses and LAE paid	615.1	469.3
Foreign exchange effect	(48.5)	29.8

At end of period:
Net loss reserves	7,355.3	7,135.6
Plus reinsurance recoverable	782.5	934.0

Gross loss reserves	$8,137.8	$8,069.6

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

          Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses. As TRC, the major operating subsidiary of the Company, commenced operations in 1978, the great majority of TRH’s environmental and asbestos-related net loss reserves arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including IBNR reserves, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

          Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at March 31, 2009 are adequate.

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

          For the first quarter of 2009, TRH’s net operating cash inflows were $244.6 million, a decrease of $39.6 million from the same 2008 period. The decrease results, in part, from a decrease in cash received from underwriting activities and a decrease in investment income received, partially offset by a decrease in income taxes paid.

          As significant losses from catastrophes occurring in 2008 remain unpaid, TRH expects that payments relating to these events will negatively impact operating cash flows in the remaining quarters of 2009 and possibly thereafter.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

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

          Of total consolidated net operating cash inflows, $68.5 million and $110.0 million were derived from international operations in the first quarter of 2009 and 2008, respectively. In each of these periods, the London branch was the most significant source of international net operating cash inflows.

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

          TRH’s stockholders’ equity totaled $3.32 billion at March 31, 2009, an increase of $122.7 million from year-end 2008. The net increase consisted primarily of net income of $75.2 million and a decrease in accumulated other comprehensive loss of $58.6 million, partially offset by cash dividends declared of $12.6 million.

          The abovementioned decrease in accumulated other comprehensive loss consisted of net unrealized appreciation of investments, net of income taxes, of $104.5 million partially offset by net unrealized foreign currency translation loss from functional currencies, net of income taxes, of $45.9 million. The net unrealized appreciation of investments, net of income taxes, is composed principally of a decrease of $113.0 million in net unrealized depreciation of fixed maturities available for sale, principally from state, municipality and political subdivision fixed maturities, offset in part by an increase of $5.6 million in net unrealized depreciation of equities available for sale. (See Note 4 for details of gross unrealized gains and losses by security type.)

          Net unrealized appreciation (depreciation) of investments, net of income taxes, is subject to significant volatility resulting from changes in the fair value of fixed maturities available for sale, equities available for sale and other invested assets. Fair values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

          The Company did not repurchase shares of its common stock in the first quarter of 2009 and 2008.

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

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

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

          Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss (“PML”). TRH defines PML as its anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at January 1, 2009.

          The following is an overview of such modeled PMLs from property, engineering, marine and energy exposures and the associated natural perils that TRH deems most significant. The estimated amount of these modeled losses are presented in three ways: 1) gross losses; 2) pre-tax net catastrophe costs (i.e., gross losses, net of reinsurance and the impact of net reinstatement premiums); and 3) after-tax net catastrophe costs (i.e., the net economic cost to TRH). The reduction for reinsurance assumes that all reinsurers fulfill their obligations to TRH in accordance with contract terms. The values provided have a likelihood of being exceeded in any single year of 1.0% or 0.4%.

	1.0%			0.4%

	Gross Losses	Pre-tax Net Catastrophe Costs	After-tax Net Catastrophe Costs	Gross Losses	Pre-tax Net Catastrophe Costs	After-tax Net Catastrophe Costs

	(in millions)
Europe, Wind	$736	$576	$374	$895	$714	$464
California, Earthquake	623	536	348	961	850	552
Florida, Wind	547	470	306	932	821	533
Japan, Earthquake	500	419	273	610	508	330
Northeast U.S., Wind	459	413	268	995	881	573

          “Europe, Wind” has the highest modeled after-tax net catastrophe costs arising out of events with a 1.0% probability of being exceeded and would represent 11.3% of TRH’s stockholders’ equity at March 31, 2009. “Northeast U.S., Wind” has the highest modeled after-tax net catastrophe costs arising out of events with a 0.4% probability of being exceeded and would represent 17.3% of TRH’s stockholders’ equity at March 31, 2009. If multiple severe catastrophic events occur in any one year, the potential economic cost to the company could be materially higher than any one of the amounts shown above.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

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

Disruption in Global Credit and Financial Markets

          In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and sub-prime borrowers; evolving changes in the regulatory environment; a residential housing market characterized by a slowing pace of transactions and declining prices; increased cost of borrowings for mortgage participants; a rising unemployment rate; increased delinquencies in non-mortgage consumer credit; and illiquid credit markets. In addition, the financial strength of certain bond insurers has been compromised to varying degrees by losses these entities experienced due in part to the coverage they provide for domestic RMBS. These conditions continued into 2009, expanding into the broader global credit markets and resulting in greater volatility, a steep decline in equity markets, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses in certain markets and the collapse of several prominent financial institutions.

          These issues carry risk relating to certain lines of business TRH underwrites because disruption in the credit and financial markets may increase claim activity in lines such as D&O, E&O, credit, and to a limited extent mortgage guaranty business, among others. TRH also participates in the mortgage market through investments in mortgage-backed securities.

          The operating results and financial condition of TRH have been and may continue to be adversely affected by factors related to the market disruptions referred to above, among others. The duration and severity of the downward cycle could extend further as a result of the severity of the economic difficulties being experienced around the world, including the U.S. TRH expects that this downward cycle may continue to have an adverse effect on TRH’s operating results in the future. TRH also incurred realized and unrealized market valuation losses in the first quarter of 2009 on its available for sale securities. The impact on TRH’s operations with exposure to the residential mortgage market will be somewhat dependent on future market conditions.

          The ongoing effect of the decline in global economic conditions on TRH’s operating results, investment portfolio and overall consolidated financial condition could be adversely affected if the global economic conditions deteriorate further, although TRH attempts to mitigate these, as well as other financial and operational risks, by disciplined underwriting of a diversified book of business, generally conservative investment strategies and risk management. While TRH cannot predict with any certainty the ultimate impact the recent economic deterioration will have on TRH, these events may have a material adverse effect on TRH’s results of operations, financial condition and cash flows.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
March 31, 2009

Recent Accounting Standards

          For further discussion of the following recent accounting standards and their application to TRH see Note 2 of Notes to Condensed Consolidated Financial Statements.

(a) Adoption of SFAS No. 157, “Fair Value Measurements”.

      In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. TRH adopted SFAS 157 on January 1, 2008. In October 2008 the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). TRH adopted FSP 157-3 in the third quarter of 2008.

(b) FASB Emerging Issues Task Force Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).

In November 2008, the FASB ratified EITF 08-6. EITF 08-6 was effective for TRH on January 1, 2009.

(c) SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”)

In May 2008, the FASB issued SFAS 163. SFAS 163 was effective for TRH on January 1, 2009.

(d) SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

In December 2007, the FASB issued SFAS 141R. SFAS 141R was effective for TRH on January 1, 2009.

(e) Future Application of Accounting Standards

(i) In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).

(ii) In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).

(iii) In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).

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

          The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the three months ended March 31, 2009 and for the year ended December 31, 2008. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2009				2008

		Three Months Ended, March 31,				Year Ended, December 31,
	As of March 31,				As of December 31,
		Average	High	Low		Average	High	Low

	(in millions)
Diversified	$169	$130	$169	$91	$91	$168	$200	$91
Interest rate	143	114	143	85	84	160	194	84
Equity	138	111	138	83	83	70	83	58
Currency	47	52	57	47	57	37	57	28

Part I – Item 4

Transatlantic Holdings, Inc. and Subsidiaries
Controls and Procedures

          Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II – Item 1A. Risk Factors

          Included below are risks which could materially affect Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries “TRH”) business, results of operations, cash flows or financial condition that have changed since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

          In February 2009, AIG received a waiver from the NY Fed stating that neither the Company nor its wholly-owned subsidiary Professional Risk Management Services, Inc. are deemed to be “restricted subsidiaries” as that term is defined under AIG’s Fed Credit Agreement. If such entities had been deemed to be “restricted subsidiaries,” then they may have been subject to various restrictive covenants and compliance obligations under AIG’s Fed Credit Agreement. TRH’s other subsidiaries, are not deemed to be “restricted subsidiaries” under AIG’s Fed Credit Agreement as they are regulated insurance subsidiaries. TRH is not a party to AIG’s Fed Credit Agreement and has not received the benefit of any funding thereunder.

          On March 4, 2009, AIG issued 100,000 shares of AIG’s Series C Preferred Stock to the AIG Credit Facility Trust, a trust established for the sole benefit of the U.S. Treasury. The holders of AIG’s Series C Preferred Stock have approximately 77.9% of the aggregate voting power of AIG’s common stock. The issuance of AIG’s Series C Preferred Stock resulted in a change in control of AIG.

          Continuing uncertainty surrounding AIG’s ownership interest in the Company may continue to impact TRH’s ability to obtain new and renewal business, result in employee retention issues and further negatively impact TRH’s financial strength and credit ratings, all of which could adversely impact TRH’s financial results in future periods. In addition, as AIG provides certain services to TRH, a sale of AIG’s interest in TRH may result in additional operating expenses in the future.

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

          Whether a ceding company would have cancellation rights in the event of a sale of AIG’s interest depends upon the language of its agreement with TRH. Whether a ceding company would exercise any cancellation rights it did have would depend on, among other factors, such ceding company’s views with respect to the financial strength and business reputation of any new controlling party or other significant owners of the Company’s shares, the extent, if any, to which such ceding company currently has reinsurance coverage with such person or its affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH’s ratings following the change in control.

          In certain instances, contracts contain dual triggers, such as a change in control and a ratings downgrade, both of which must be satisfied for the contractual right to be exercisable. For purposes of discussing the impact on TRH, where a change in control option appears in a contract, the amounts below assume that the ratings downgrade stipulation has also been met, thereby providing the exposure under the change in control clause.

          In addition, contracts may provide a ceding company with multiple options, such as collateralization or commutation, that would be triggered by a change in control. To avoid double-counting unearned premiums, net of commissions, from one treaty that are subject to return and also to collateralization, the amount of unearned premiums, net of commission, subject to return or collateralization are presented in the aggregate. For similar reasons, loss reserves to be included in a commutation or to be collateralized are disclosed as one amount. Collateral requirements may take the form of trust agreements, funded by securities held, or letters of credit. Upon commutation, the amount to be paid to settle the liability for gross loss reserves would typically consider a discount to the financial statement loss reserve value, reflecting the time value of money resident in the ultimate settlement of such loss reserves.

          Subject to the limitations expressed above, as of March 31, 2009, TRH estimates that with respect to a change in control of TRH, approximately $630 million of unearned premiums, which is net of estimated commissions, would be subject either to return to the ceding company should every cedant exercise their contractual termination right, including the right of commutation, or collateralization in the event of a change in control. Of such amount, $100 million relates to unearned premiums, net of commissions, from treaties assumed from AIG subsidiaries.

          With respect to gross loss reserves, as of March 31, 2009, approximately $1.17 billion of gross loss reserves are subject to commutation or collateralization in the event of a change in control. Of such amount, $650 million relates to gross loss reserves from treaties assumed from AIG subsidiaries. Should cedants invoke the right to commute, an amount would be payable by TRH to the respective ceding companies representing both a return of unearned premiums, as discussed earlier, and a settlement of loss reserves.

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

          In addition to a sale of AIG’s direct interest in TRH, the March 4, 2009 change in control of AIG may also constitute a change in control of the Company. Whether AIG’s change in control constitutes a change in control of the Company or any of its subsidiaries under any of such Arrangements is dependent upon the specific provisions thereof. Based upon the facts and circumstances known to TRH as of the date hereof, TRH does not believe that the exercise of rights, if any, accruing to regulators and counterparties as a result the change in control of AIG will have a material impact on TRH.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of March 31, 2009, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the first quarter of 2009.

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
Officer (Principal Financial and Accounting
Officer)

Dated: May 8, 2009

Exhibit Index

Exhibit Number	Description	Location

3.1	Certificate of Incorporation, as amended through April 19, 1990	Filed as exhibit to the Company’s registration Statement (File No. 33-34433) and incorporated herein by reference.

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated May 25, 1999	Filed as exhibit to the Company’s 1999 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.

3.2	Amended and Restated By-Laws, as of September 27, 2007	Filed as exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2007 and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chairman, President and Chief Executive Officer.	Provided herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Provided herewith.