Form 10-Q
period 2009-06-30
TRANSATLANTIC HOLDINGS INC
filed 2009-08-07
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

(212) 365-2200

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

YES ☐                NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009. 66,375,824.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008

	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2009-$1,240,150; 2008-$1,210,432)	$1,216,442	$1,218,603
Available for sale, at fair value (amortized cost: 2009-$8,841,672; 2008-$8,294,813)	8,658,533	8,013,071
Equities, available for sale, at fair value:
Common stocks (cost: 2009-$428,680; 2008-$479,714)	450,993	425,645
Nonredeemable preferred stocks (cost: 2009-$48,923; 2008-$102,804)	47,574	98,230
Other invested assets	259,696	243,795
Short-term investments, at cost (approximates fair value)	331,374	230,213

Total investments	10,964,612	10,229,557
Cash and cash equivalents	333,844	288,920
Accrued investment income	145,485	141,563
Premium balances receivable, net	672,577	665,187
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	813,973	790,499
Deferred acquisition costs	259,050	239,610
Prepaid reinsurance premiums	97,289	84,238
Deferred income taxes	598,144	692,345
Other assets	199,533	245,019

Total assets	$14,084,507	$13,376,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$8,424,403	$8,124,482
Unearned premiums	1,307,313	1,220,133
5.75% senior notes due December 14, 2015	697,041	722,243
Other liabilities	106,459	111,860

Total liabilities	10,535,216	10,178,718

Commitments and contingent liabilities

Preferred Stock, $1.00 par value; shares authorized: 5,000,000; none issued	—	—

Common Stock, $1.00 par value; shares authorized: 100,000,000; shares issued: 2009-67,364,724; 2008-67,353,258	67,365	67,353
Additional paid-in capital	267,051	268,027
Accumulated other comprehensive loss	(157,818)	(257,690)
Retained earnings	3,394,612	3,142,449
Treasury Stock, at cost: 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	3,549,291	3,198,220

Total liabilities and stockholders’ equity	$14,084,507	$13,376,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands, except per share data)
Revenues:
Net premiums written	$1,006,340	$988,524	$2,053,442	$2,024,137
Decrease (increase) in net unearned premiums	21,928	34,171	(48,643)	15,747

Net premiums earned	1,028,268	1,022,695	2,004,799	2,039,884

Net investment income	111,201	120,493	221,019	237,702

Realized net capital losses:
Total other-than-temporary impairments	(20,763)	(68,767)	(66,236)	(78,225)
Less: other-than-temporary impairments recognized in other comprehensive income (loss)	472	—	472	—

Other-than-temporary impairments charged to earnings	(20,291)	(68,767)	(65,764)	(78,225)
Other realized net capital (losses) gains	(5,194)	8,899	(20,292)	3,306

Total realized net capital losses	(25,485)	(59,868)	(86,056)	(74,919)

Gain on early extinguishment of debt	—	—	9,878	—

Total revenues	1,113,984	1,083,320	2,149,640	2,202,667

Expenses:
Net losses and loss adjustment expenses	683,847	680,626	1,353,661	1,356,055
Net commissions	236,945	240,562	481,133	497,303
Other underwriting expenses	35,817	33,892	68,543	64,216
Decrease (increase) in deferred acquisition costs	3,728	5,296	(13,637)	(508)
Interest on senior notes	9,933	10,858	20,295	21,716
Other, net	6,103	5,205	11,758	11,785

Total expenses	976,373	976,439	1,921,753	1,950,567

Income before income taxes	137,611	106,881	227,887	252,100
Income taxes	25,327	17,148	40,367	46,714

Net income	$112,284	$89,733	$187,520	$205,386

Net income per common share:
Basic	$1.69	$1.35	$2.83	$3.10
Diluted	1.68	1.34	2.81	3.08

Cash dividends declared per common share	$0.20	$0.19	$0.39	$0.35

Weighted average common shares outstanding:
Basic	66,371	66,253	66,368	66,247
Diluted	66,803	66,780	66,690	66,792

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2009	2008

	(in thousands)

Net cash provided by operating activities	$475,793	$493,427

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	350,426	1,349,133
Proceeds of fixed maturities available for sale redeemed or matured	255,577	460,252
Proceeds of equities available for sale sold	565,524	457,142
Purchase of fixed maturities available for sale	(902,670)	(2,058,281)
Purchase of equities available for sale	(540,624)	(478,216)
Net purchase of other invested assets	(24,784)	(23,178)
Net sales in securities lending invested collateral	—	438,556
Net purchase of short-term investments	(101,160)	(58,318)
Change in other liabilities for securities in course of settlement	15,282	4,535
Other, net	(24,354)	16,247

Net cash (used in) provided by investing activities	(406,783)	107,872

Cash flows from financing activities:
Net change in securities lending payable	—	(438,556)
Dividends to stockholders	(25,221)	(21,200)
Common stock issued	(171)	381
Repurchase of senior notes	(15,479)	—
Other, net	(557)	696

Net cash used in financing activities	(41,428)	(458,679)

Effect of exchange rate changes on cash and cash equivalents	17,342	2,664

Change in cash and cash equivalents	44,924	145,284
Cash and cash equivalents, beginning of period	288,920	255,432

Cash and cash equivalents, end of period	$333,844	$400,716

Supplemental cash flow information:
Income taxes paid, net	$13,900	$78,503
Interest paid on senior notes	20,110	21,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands)

Net income	$112,284	$89,733	$187,520	$205,386

Other comprehensive income (loss):
Net unrealized appreciation (depreciation) of investments, net of tax:
Net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken	(472)	—	(472)	—
Net unrealized holding gains (losses) on all other securities	125,752	(107,068)	230,693	(323,174)
Reclassification adjustment for losses included in net income	27,667	51,742	83,513	60,687
Deferred income tax (charge) benefit on above	(53,531)	19,362	(109,807)	91,870

	99,416	(35,964)	203,927	(170,617)

Net unrealized currency translation gain (loss), net of tax:
Net unrealized currency translation gain (loss)	50,355	(28,481)	(20,297)	58,226
Deferred income tax (charge) benefit on above	(17,624)	9,968	7,104	(20,379)

	32,731	(18,513)	(13,193)	37,847

Other comprehensive income (loss)	132,147	(54,477)	190,734	(132,770)

Comprehensive income	$244,431	$35,256	$378,254	$72,616

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transatlantic Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

1.	Basis of Presentation

         These unaudited condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries, “TRH”) for the year ended December 31, 2008 (the “2008 10-K”).

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

         Subsequent events through August 7, 2009, the filing date of this Form 10-Q, were evaluated for potential recognition or disclosure in the financial statements.

         Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

2.	Recent Accounting Standards

(a) Adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”)

          In April 2009, the FASB issued FSP 115-2. FSP 115-2 amends the other-than-temporary impairment guidance for fixed maturities to make the guidance more operational and to improve presentation and disclosure of other-than-temporary impairments on fixed maturity and equity securities in the financial statements. FSP 115-2 requires recognition of an other-than-temporary impairment on a fixed maturity in an unrealized loss position if (a) an entity intends to sell the security; (b) it is more likely than not the entity will be required to sell the security prior to an anticipated recovery in fair value, in order to meet a liquidity, regulatory or other business need; or (c) an entity determines it will not recover the entire amortized cost basis of the security. If an impaired fixed maturity security is designated for sale, or if it is more likely than not it will have to be sold, the total amount of the unrealized loss position is recognized in earnings as a realized capital loss.

2.	Recent Accounting Standards (continued)

          For all other impaired fixed maturities, FSP 115-2 requires entities to develop a best estimate of the present value of expected cash flows on a security by security basis. Entities must recognize an other-than-temporary impairment equal to the difference between the present value of expected cash flows and the amortized cost basis of the security, if the results of the cash flow analysis indicate the entity will not recover the full amount of its amortized cost basis in the investment. This amount is the credit component of the other-than-temporary impairment and is recorded in earnings as a realized capital loss. The difference between the total unrealized loss position on the security and the other-than-temporary impairment amount recognized in earnings is non-credit related and is recorded in other comprehensive income (“OCI”) as “net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken”.

          TRH adopted FSP 115-2 effective April 1, 2009. Upon adoption, FSP 115-2 requires entities to assess the credit versus non-credit components of previously recognized other-than-temporary impairments on fixed maturities still held, and for which the entity does not intend to sell or will most likely not be required to sell prior to an anticipated recovery in fair value. The cumulative amount of non-credit related other-than-temporary impairment amounts on these securities, net of income tax effect, is recorded as an increase to retained earnings and an offsetting adjustment to accumulated other comprehensive loss (“AOCI”) as of April 1, 2009, with no net change to total stockholders’ equity. TRH recorded a cumulative effect adjustment of $139.8 million, or $90.9 million, net of tax, related to its adoption of FSP 115-2. The adoption of FSP 115-2 did not have a material effect on TRH’s consolidated financial condition, results of operation, comprehensive income or cash flows.

(b) Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”)

          In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an asset or liability is carried at fair value. The fair value measurement and related disclosure guidance in SFAS 157 does not apply to fair value measurements associated with share-based compensation awards accounted for in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”.

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

          In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 with respect to the fair value measurements of a security when the market for that security is inactive. TRH adopted FSP 157-3 in the third quarter of 2008. There were no significant changes to valuation methods applied as a result of FSP 157-3.

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

          TRH adopted FSP 157-4 on April 1, 2009, and will apply the guidance prospectively. The adoption of FSP 157-4 did not have a material effect on TRH’s consolidated financial condition, results of operations or cash flows.

See Note 3 for additional SFAS 157 disclosures.

2.	Recent Accounting Standards (continued)

(c) FASB Emerging Issues Task Force Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”)

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

(e) SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”)

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

(f) FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”)

          In April 2009, the FASB issued FSP 107-1. FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.

          TRH adopted FSP 107-1 on April 1, 2009, and has applied the guidance prospectively. The adoption of FSP 107-1 did not have a material effect on TRH’s consolidated financial condition, results of operations or cash flows.

2.	Recent Accounting Standards (continued)

(g) SFAS No. 165, “Subsequent Events” (“SFAS 165”)

         In May 2009, the FASB issued SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth; the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In addition, an entity shall disclose the date through which subsequent events have been evaluated.

         TRH adopted the provisions of SFAS 165 in the second quarter of 2009, and has applied the guidance prospectively. The adoption of SFAS 165 did not have a material effect on TRH’s consolidated financial condition, results of operations or cash flows.

(h) Future Application of Accounting Standards

I.        In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves financial reporting for transfers of financial assets by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, comparability and consistency in accounting for transferred financial assets will be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS 166 requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Also, SFAS 166 clarifies and improves certain provisions in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that have resulted in inconsistencies in the application of the principles on which that Statement is based.

          For TRH, SFAS 166 will be effective for interim and annual reporting periods beginning after November 15, 2009 and shall be applied prospectively. TRH is currently assessing the effect of implementing this guidance.

II.       In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51,” (“FIN 46R”) and makes significant changes in an enterprise’s analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 amends FIN 46R to add an additional reconsideration event for determining whether an entity is a variable interest entity, requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires additional disclosures about an enterprise’s involvement in variable interest entities.

          For TRH, SFAS 167 will be effective for interim and annual reporting periods beginning after November 15, 2009 and shall be applied prospectively. TRH is currently assessing the effect of implementing this guidance.

2.	Recent Accounting Standards (continued)

III.      In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. In the view of the FASB, the issuance of SFAS 168 and the Codification will not change GAAP for public entities.

For TRH, SFAS 168 will be effective for interim and annual financial periods ending after September 15, 2009.

3.	Fair Value Measurements

          Effective January 1, 2008, TRH adopted SFAS 157, which specifies measurement and disclosure standards related to assets and liabilities measured at fair value. See Note 2(b) for additional information.

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

3.	Fair Value Measurements (continued)

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

(b) Fair Value Measurements on a Non-Recurring Basis

           TRH also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets primarily include held to maturity fixed maturities, which are carried on the balance sheet at amortized cost, and cost and equity method investments. When TRH determines that the carrying value of these assets may not be recoverable, TRH records the assets at fair value with the loss recognized in income as a realized capital loss. In such cases, TRH measures the fair value of these assets using the techniques discussed above for fixed maturity and equity securities.

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

•

Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include certain government and government agency securities, state, municipal and political subdivision obligations, investment-grade and high-yield corporate bonds, most nonredeemable preferred stocks available for sale, most commercial mortgage-backed securities (“CMBS”), most residential mortgage-backed securities (“RMBS”), certain other asset-backed securities and short-term investments and cash equivalents.

•

Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, TRH considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets measured at fair value on a recurring basis and classified as Level 3 principally include certain CMBS, RMBS, other-asset backed securities and other invested assets.

3.	Fair Value Measurements (continued)

(d) Assets Measured at Fair Value on a Recurring Basis

          In the second quarter of 2009, TRH adopted FSP 157-4, which provides additional guidance for estimating fair value when markets are inactive or transactions are not orderly. FSP 157-4 also requires additional disclosures for fixed maturity and equity securities by major security type. Prior period information is not required to be disaggregated in this Form 10-Q and therefore, prior periods have not been restated.

          The following tables present information about assets measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Total

	(in millions)
As of June 30, 2009
Assets(1):
Fixed maturities available for sale:
U.S. Government and government agencies	$—	$27.9	$—	$27.9
States, municipalities and political subdivisions	—	5,709.5	—	5,709.5
Foreign governments	—	255.7	—	255.7
Corporate	—	2,174.5	—	2,174.5
Asset-backed securities:
RMBS	—	233.8	29.0	262.8
CMBS	—	82.3	41.1	123.4
Other asset-backed	—	84.6	20.1	104.7

Total fixed maturities available for sale	—	8,568.3	90.2	8,658.5
Common stocks available for sale	451.0	—	—	451.0
Nonredeemable preferred stocks available for sale	—	40.1	7.5	47.6
Other invested assets	—	—	60.0	60.0
Short-term investments(2)	121.3	87.7	—	209.0
Other assets	—	—	5.3	5.3

Total	$572.3	$8,696.1	$163.0	$9,431.4

As of December 31, 2008
Assets(1):
Fixed maturities available for sale	$19.1	$7,908.6	$85.4	$8,013.1
Common stocks available for sale	425.6	—	—	425.6
Nonredeemable preferred stocks available for sale	—	95.7	2.5	98.2
Other invested assets	0.1	—	33.2	33.3
Short-term investments(2)	1.5	89.2	—	90.7
Cash and cash equivalents(2)	—	51.2	—	51.2

Total	$446.3	$8,144.7	$121.1	$8,712.1

(1)	Represents only items measured at fair value.
(2)	Short-term investments and cash equivalents in Level 2 are carried at cost which approximates fair value.

          At June 30, 2009 and December 31, 2008, Level 3 assets totaled $163.0 million and $121.1 million, respectively, representing 1.7% and 1.4%, respectively, of total assets measured at fair value on a recurring basis.

3.	Fair Value Measurements (continued)

          The following tables present analyses of the changes during the three and six month periods ended June 30, 2009 and 2008 in Level 3 assets measured at fair value on a recurring basis and the unrealized gains (losses) recorded in income during such three and six month periods related to those assets that remained on the consolidated balance sheet at June 30, 2009 and 2008

		Net realized/unrealized gains/losses included in:
					Purchases, sales, issuances, and settlements, net
Three Months Ended June 30, 2009	Balance April 1, 2009	Net investment income	Realized net capital gains (losses)	AOCI		Transfers in (out) of Level 3	Balance June 30, 2009

	(in millions)
Foreign government	$0.6	$—	$0.1	$—	$(0.7)	$—	$—
Municipalities	11.3	—	—	0.2	—	(11.5)	—
Asset-backed securities:
RMBS	29.1	1.1	2.0	0.9	(2.9)	(1.2)	29.0
CMBS	36.7	—	—	(0.5)	2.5	2.4	41.1
Other asset-backed	23.2	1.8	—	(4.1)	0.7	(1.5)	20.1
Nonredeemable preferred stocks available for sale	7.5	—	—	—	—	—	7.5
Other invested assets	57.3	2.9	—	(0.2)	—	—	60.0
Other assets	5.3	—	—	—	—	—	5.3

Total	$171.0	$5.8	$2.1	$(3.7)	$(0.4)	$(11.8)	$163.0

There were no unrealized losses recorded in realized net capital losses in the three months ended June 30, 2009 on instruments held at June 30, 2009.

		Net realized/unrealized gains/losses included in:
					Purchases, sales, issuances, and settlements, net
Three Months Ended June 30, 2008	Balance April 1, 2008	Net investment income	Realized net capital gains (losses)	AOCI		Transfers in (out) of Level 3	Balance June 30, 2008

	(in millions)
Fixed maturities available for sale	$2.2	$—	$—	$—	$(0.1)	$(1.3)	$0.8
Nonredeemable preferred stocks available for sale	2.5	—	—	—	—	—	2.5
Other invested assets	18.6	0.1	—	—	(0.3)	—	18.4
Securities lending invested collateral	144.2	—	(11.4)	12.8	(1.0)	(83.3)	61.3
Other assets	—	—	—	—	1.6	—	1.6

Total	$167.5	$0.1	$(11.4)	$12.8	$0.2	$(84.6)	$84.6

          There were $11.4 million of unrealized losses related to securities lending invested collateral recorded in realized net capital losses in the three months ended June 30, 2008 on instruments held at June 30, 2008.

3.	Fair Value Measurements (continued)

		Net realized/unrealized gains/losses included in:
					Purchases, sales, issuances, and settlements, net
Six Months Ended June 30, 2009	Balance January 1, 2009	Net investment income	Realized net capital gains (losses)	AOCI		Transfers in (out) of Level 3	Balance June 30, 2009

	(in millions)
Foreign government	$0.7	$—	$0.1	$(0.1)	$(0.7)	$—	$—
Municipalities	—	—	—	0.1	11.4	(11.5)	—
Asset-backed securities:
RMBS	35.1	2.2	(6.8)	4.8	(5.1)	(1.2)	29.0
CMBS	36.7	(0.1)	0.1	(1.3)	2.3	3.4	41.1
Other asset-backed	12.9	1.5	—	(2.6)	0.4	7.9	20.1
Nonredeemable preferred stocks available for sale	2.5	—	—	—	—	5.0	7.5
Other invested assets	33.2	3.9	—	(2.1)	25.0	—	60.0
Other assets	—	—	—	—	5.3	—	5.3

Total	$121.1	$7.5	$(6.6)	$(1.2)	$38.6	$3.6	$163.0

There were no unrealized losses recorded in realized net capital losses in the six months ended June 30, 2009 on instruments held at June 30, 2009.

		Net realized/unrealized gains/losses included in:
					Purchases, sales, issuances, and settlements, net
Six Months Ended June 30, 2008	Balance January 1, 2008	Net investment income	Realized net capital gains (losses)	AOCI		Transfers in (out) of Level 3	Balance June 30, 2008

	(in millions)
Fixed maturities available for sale	$0.5	$—	$—	$—	$1.6	$(1.3)	$0.8
Nonredeemable preferred stocks available for sale	2.5	—	—	—	—	—	2.5
Other invested assets	18.3	0.8	—	0.4	(1.1)	—	18.4
Securities lending invested collateral	151.3	—	(11.4)	6.9	(2.3)	(83.2)	61.3
Other assets	—	—	—	—	1.6	—	1.6

Total	$172.6	$0.8	$(11.4)	$7.3	$(0.2)	$(84.5)	$84.6

          There were $11.4 million of unrealized losses related to securities lending invested collateral recorded in realized net capital losses in the six months ended June 30, 2008 on instruments held at June 30, 2008.

          Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at June 30, 2009 and December 31, 2008 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

3.	Fair Value Measurements (continued)

          Net unrealized depreciation related to Level 3 investments approximated $58.2 million at June 30, 2009 and $22.7 million at December 31, 2008. The vast majority of the increase in such net unrealized depreciation on Level 3 investments at June 30, 2009 is related to the reclassification of other-than-temporary impairment losses pursuant to the adoption of FSP 115-2 on April 1, 2009.

(e) Assets Measured at Fair Value on a Non-Recurring Basis

None of TRH’s assets were written down to fair value on a non-recurring basis during the three or six month periods ended June 30, 2009 and 2008.

4.	Investments

(a) Statutory Deposits:

          Investments with a carrying value of $550 million and $552 million at June 30, 2009 and December 31, 2008, respectively, were deposited with governmental authorities as required by law. The substantial majority of the deposits are fixed maturities and common stocks available for sale.

(b) Gross Unrealized Gains and Losses:

The amortized cost and fair value of fixed maturities at June 30, 2009 and December 31, 2008 are summarized as follows:

		Gross Unrealized

			Losses

	Amortized Cost	Gains	Other	Other-Than- Temporary Impairments(1)	Fair Value

	(in thousands)
June 30, 2009
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,216,442	$38,781	$(15,073)	$—	$1,240,150

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$26,654	$1,276	$(30)	$—	$27,900
States, municipalities and political subdivisions	5,691,585	106,437	(88,508)	—	5,709,514
Foreign governments	251,859	3,838	(2)	—	255,695
Corporate	2,166,117	70,850	(59,981)	(2,518)	2,174,468
Asset-backed securities:
RMBS	410,455	100	(21,586)	(126,120)	262,849
CMBS	182,911	16	(47,916)	(11,622)	123,389
Other asset-backed	112,091	778	(8,151)	—	104,718

Total	$8,841,672	$183,295	$(226,174)	$(140,260)	$8,658,533

(1)	Represents other-than-temporary impairment losses in accumulated other comprehensive loss pursuant to FSP 115-2, which was adopted on April 1, 2009. See Note 2(a) for additional information.

4.	Investments (continued)

		Gross Unrealized

			Losses

	Amortized Cost	Gains	Other	Other-Than- Temporary Impairments	Fair Value

	(in thousands)
December 31, 2008
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,218,603	$30,069	$(38,240)	$—	$1,210,432

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$40,783	$4,565	$(150)	$—	$45,198
States, municipalities and political subdivisions	5,354,696	57,452	(263,055)	—	5,149,093
Foreign governments	275,262	5,827	(491)	—	280,598
Corporate	2,089,766	78,946	(74,683)	—	2,094,029
Asset-backed	534,306	1,205	(91,358)	—	444,153

Total	$8,294,813	$147,995	$(429,737)	$—	$8,013,071

          At June 30, 2009 and December 31, 2008, net unrealized appreciation (depreciation) of equities available for sale included gross gains of $48.8 million and $22.9 million and gross losses of ($27.8) million and ($81.5) million, respectively.

(c) Contractual Maturities of Fixed Maturities:

          The amortized cost and fair value of fixed maturities at June 30, 2009 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	As of June 30, 2009

	Amortized Cost	Fair Value

	(in thousands)

Fixed maturities held to maturity:
Due after five years through ten years	$177,002	$183,281
Due after ten years	1,039,440	1,056,869

Total	$1,216,442	$1,240,150

Fixed maturities available for sale:
Non-asset backed:
Due in one year or less	$340,709	$349,112
Due after one through five years	1,625,341	1,636,601
Due after five through ten years	1,963,244	1,961,878
Due after ten years	4,206,921	4,219,986
Asset-backed (1)	705,457	490,956

Total	$8,841,672	$8,658,533

(1)	Asset-backed fixed maturities by their nature do not generally have single maturity dates.

4.	Investments (continued)

(d) Net Investment Income:

An analysis of net investment income follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in millions)
Fixed maturities	$108.7	$106.8	$214.8	$213.1
Equities	3.1	4.9	7.2	8.1
Other invested assets (including alternative investments)	(0.5)	5.5	(2.5)	9.6
Other	2.8	6.2	6.8	12.1

Total investment income	114.1	123.4	226.3	242.9
Investment expenses	(2.9)	(2.9)	(5.3)	(5.2)

Net investment income	$111.2	$120.5	$221.0	$237.7

(e) Investment Gains and Losses:

Realized net capital (losses) gains are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands)
Realized net capital (losses) gains resulted from:
Total other-than-temporary impairments	$(20,763)	$(68,767)	$(66,236)	$(78,225)
Less: other-than-temporary impairments recognized in other comprehensive income (loss)	472	—	472	—

Other-than-temporary impairments charged to earnings	(20,291)	(68,767)	(65,764)	(78,225)
Sales and redemptions of securities	(7,377)	17,025	(17,749)	17,538
Net foreign currency transaction gains (losses)	2,183	(8,126)	(2,543)	(14,232)

Total	$(25,485)	$(59,868)	$(86,056)	$(74,919)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in millions)
Realized net capital (losses) gains by source:
Fixed maturities	$(10.2)	$7.1	$(20.5)	$21.8
Equity securities available for sale	(17.5)	4.9	(63.1)	(18.7)
Securities lending invested collateral	—	(63.8)	—	(63.8)
Net foreign currency transaction gains (losses)	2.2	(8.1)	(2.5)	(14.2)

Total	$(25.5)	$(59.9)	$(86.1)	$(74.9)

4.	Investments (continued)

The change in net unrealized appreciation (depreciation) of investments is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in millions)
Change in net unrealized appreciation (depreciation) of investments, before deferred income tax effect:
Fixed maturities carried at amortized cost	$(0.6)	$(5.8)	$31.9	$(22.8)
Fixed maturities carried at fair value	64.5	(79.6)	238.4	(180.1)
Cumulative effect of adoption of FSP 115-2	(139.8)	—	(139.8)	—
Equity securities available for sale carried at fair value	88.2	(29.1)	79.6	(53.1)
Other (1)	0.2	53.3	(4.3)	(29.3)

Total	$12.5	$(61.2)	$205.8	$(285.3)

(1) Includes net unrealized appreciation (depreciation) from securities lending invested collateral for the three and six months ended June 30, 2008 of $54.6 million and ($27.3) million, respectively.

          Gross realized gains and gross realized losses on sales of TRH’s available for sale securities were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2009		2008		2009		2008

	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

	(in millions)
Fixed maturities	$2.0	$(4.2)	$10.7	$(3.5)	$13.4	$(5.1)	$29.5	$(7.6)
Equity securities	17.2	(22.5)	22.2	(12.3)	23.3	(49.3)	27.2	(31.4)

          Equity securities sold at a loss in the second quarter and first six months of 2009 and 2008 were in a continuous unrealized loss position for 12 months or less and did not meet the conditions of TRH’s accounting policy to be considered other-than-temporarily impaired at any quarter-end prior to the time of sale.

          In the 2009 periods, securities in the equity portfolio were sold for a number of reasons, including the repositioning of TRH’s equity portfolio with respect to the continuing changes in the investment and credit markets during the first six months of 2009 and the desire over time to take advantage of tax-basis capital loss carry-backs to prior years that had capital gains. TRH’s equity security investment strategy includes the intent to maximize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.

          In the 2008 periods, securities in the equity portfolio were sold for a number of reasons, including the unprecedented market turmoil and severe changes in the investment and credit markets, short-term changes in investment philosophies prompted by the worsening credit markets and the desire over time to take advantage of tax-basis capital loss carry-backs to prior years that had capital gains. TRH’s equity security investment strategy includes the intent to maximize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.

          As discussed in Note 2, the other-than-temporary impairment amounts on certain fixed maturities are separated into credit loss and non-credit loss components. The credit loss impairments are recognized in earnings as realized capital losses, while the non-credit loss impairments are recorded in OCI. The following table sets forth the amount of credit loss impairments on fixed maturities held by TRH as of June 30, 2009, for which a portion of the other-than-temporary impairment amount was recorded in OCI.

4.	Investments (continued)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

	(in millions)
Beginning balance as of April 1, 2009	$21.4	$21.4
New securities subject to credit impairment losses	6.0	6.0

Ending balance	$27.4	$27.4

(f) Aging of Gross Unrealized Losses:

          As of June 30, 2009 and December 31, 2008, the aging of the gross unrealized losses with respect to all fixed maturities and equities, grouped by months in a continuous unrealized loss position, was as follows:

	Less than 12 Months			12 Months or More		Total

	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
June 30, 2009:
Fixed maturities:
U.S. Government and government agencies	$18	$	*	$—	$—	$18	$	*
States, municipalities and political subdivisions	1,427		(33)	1,228	(71)	2,655		(104)
Foreign governments	11		*	—	—	11		*
Corporate	256		(24)	309	(38)	565		(62)
Asset-backed securities:
RMBS	102		(121)	160	(27)	262		(148)
CMBS	65		(24)	57	(35)	122		(59)
Other asset-backed	3		(1)	35	(7)	38		(8)

Total fixed maturities	1,882		(203)	1,789	(178)	3,671		(381)

Equities available for sale:
Common stock	160		(24)	—	—	160		(24)
Nonredeemable preferred stock	9		(4)	—	—	9		(4)

Total equities available for sale	169		(28)	—	—	169		(28)

Total	$2,051		$(231)	$1,789	$(178)	$3,840		$(409)

* Rounds to less than 1 million

4.	Investments (continued)

	Less than 12 Months			12 Months or More		Total

	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2008:
Fixed maturities:
U.S. Government and government agencies	$10	$	*	$—	$—	$10	$	*
States, municipalities and political subdivisions	3,055		(173)	624	(128)	3,679		(301)
Foreign governments	15		(1)	—	—	15		(1)
Corporate	657		(51)	155	(24)	812		(75)
Asset-backed	129		(33)	216	(58)	345		(91)

Total Fixed Maturities	3,866		(258)	995	(210)	4,861		(468)
Equities available for sale	269		(81)	1	(1)	270		(82)

Total	$4,135		$(339)	$996	$(211)	$5,131		$(550)

* Rounds to less than 1 million

           At June 30, 2009, the carrying value of TRH’s fixed maturity and equity securities aggregated $10.4 billion. At June 30, 2009, the aggregate pre-tax gross unrealized losses on fixed maturity and equity securities were $409.3 million. Additional information about these securities is as follows:

•	These securities were valued, in the aggregate, at approximately 90.4% of their current amortized cost.

•	Approximately 83.3% of these securities had unrealized losses of less than or equal to 20% of their current cost, or amortized cost.

•	Approximately 0.9% of the fixed maturity securities had issuer credit ratings, which were below investment grade.

           At June 30, 2009, TRH held 513 and 188 individual fixed maturity and equity investments, respectively, that were in an unrealized loss position, of which, 252 individual investments were in a continuous unrealized loss position for over 12 months.

(g) Evaluating Investments for Other-Than-Temporary Impairments:

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

•	TRH may not realize a full recovery on its investment, regardless of the occurrence of one or more of the foregoing events.

4.	Investments (continued)

          TRH evaluated the significant categories of fixed maturity investments in an unrealized loss position for other-than-temporary impairments. For state, municipality and political subdivision securities, TRH takes into account the taxing power of the issuer, source of revenue, credit risk and credit enhancements and prerefunding. For asset-backed and mortgage-backed securities, TRH discounted its best estimate of future cash flows at an effective rate equal to the original effective yield of the security. Those models included TRH’s assumptions about prepayment speeds, default and delinquency rates, and underlying collateral (if any), as well as credit ratings, credit enhancements and other observable market data. For corporate fixed maturities, TRH reviewed business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.

          The unrealized losses on total fixed maturities resulted largely from changes in market interest rates caused principally by a widening of credit spreads from market dislocation and general market illiquidity in recent periods. Fixed maturities in an unrealized loss position principally consist of highly-rated corporate, state, municipality or political subdivision and asset-backed and mortgage-backed fixed maturities. TRH does not intend to sell these securities, and will not likely be required to sell these securities before an anticipated recovery in fair value. Further, TRH did not consider the unrealized losses on these impaired fixed maturities to be credit related. In making these determinations, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH’s history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs. Other considerations included the length of time and extent to which the security has been in an unrealized loss position, observable adverse conditions specifically related to the issuer or industry sector of the security, conditions in the country of issuance or primary market for the security, historical and implied volatility of the security’s fair value, defaults on principal or interest payments, and recoveries or further declines in fair value subsequent to the balance sheet date.

          Since the beginning of 2008, the collapse of the U.S. residential mortgage market, credit quality deterioration, increased credit losses in many sectors, the collapse of several prominent financial institutions and a general decline in global market conditions, among other factors, contributed to a steep decline in equity markets and thus, a decline in the fair values of TRH’s common equity securities. At June 30, 2009, the pre-tax gross unrealized loss for all equities was $28 million, of which none were in an unrealized loss position over 12 months. As these equities did not meet TRH’s criteria for other-than-temporary impairment write-down of equity securities and TRH has the intent and ability to hold these securities to recovery, TRH determined that these securities were not other-than-temporarily impaired.

(h) Additional Information on Gross Unrealized Losses on All Fixed Maturities and Equities Available for Sale:

          As of June 30, 2009 and December 31, 2008, TRH’s aggregate gross unrealized losses on all fixed maturities and equities available for sale totaled $409.3 million and $549.5 million, respectively. As of June 30, 2009 and December 31, 2008, no single issuer accounted for more than 6% and 5%, respectively of the aggregate gross unrealized losses.

4.	Investments (continued)

At June 30, 2009 and December 31, 2008, the gross unrealized losses for all fixed maturities and equities available for sale included the following concentrations:

Concentration as of June 30, 2009	Gross Unrealized Losses

(in thousands)

RMBS	$147,706
State, municipalities and political subdivisions	103,580
Banking and financial institutions	69,447
CMBS	59,538
Other asset-backed	8,151
Other	20,894

Total	$409,316

Concentration as of December 31, 2008	Gross Unrealized Losses

(in thousands)

State, municipalities and political subdivisions	$301,295
Banking and financial institutions	91,175
RMBS	70,304
Energy	14,807
CMBS	13,799
Technology	12,086
Other	46,055

Total	$549,521

The fair value of fixed maturities in an unrealized loss position at June 30, 2009 and December 31, 2008, by contractual maturity, is shown below:

	June 30, 2009	December 31, 2008

	(in thousands)

Non-asset backed:
Due in one year or less	$59,835	$73,915
Due after one year through five years	293,933	408,603
Due after five through ten years	496,354	553,534
Due after ten years	2,399,542	3,479,123
Asset-backed (1)	420,671	345,472

Total	$3,670,335	$4,860,647

(1) Asset-backed fixed maturities by their nature do not generally have single maturity dates.

5.	Net Income Per Common Share

          Net income per common share for the periods presented below has been computed based upon weighted average common shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands, except per share data)

Net income (numerator)	$112,284	$89,733	$187,520	$205,386

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	67,360	67,242	67,357	67,236
Less: Average shares in treasury	989	989	989	989

Average outstanding shares - basic (denominator)	66,371	66,253	66,368	66,247
Average potential shares from stock compensation (1)	432	527	322	545

Average outstanding shares - diluted (denominator)	66,803	66,780	66,690	66,792

Net income per common share:
Basic	$1.69	$1.35	$2.83	$3.10
Diluted	1.68	1.34	2.81	3.08

(1)

The three and six months ended June 30, 2009 each exclude the effect of 2.4 million anti-dilutive shares (from a total of 3.1 million and 3.0 million potential shares, respectively). The three and six months ended June 30, 2008 each exclude the effect of 0.9 million anti-dilutive shares (from a total of 3.2 million and 3.1 million potential shares, respectively).

6.	5.75% Senior Notes Due on December 14, 2015 (the “Senior Notes”)

          At June 30, 2009 and December 31, 2008, $699 million and $725 million, respectively, principal amount of the Senior Notes remained outstanding. In addition, the unamortized original issue discount, which totaled $2.4 million and $2.8 million on June 30, 2009 and December 31, 2008, respectively, has been deducted from the carrying value of the Senior Notes and is being amortized over the term of the Senior Notes on the effective interest rate method. At June 30, 2009 and December 31, 2008, $450 million principal amount of the Senior Notes was owned by related parties. The fair value of the Senior Notes as of June 30, 2009 and December 31, 2008 was $580.6 million and $469.4 million, respectively, based on quoted market price.

          In the first quarter of 2009, TRH repurchased $26 million principal amount of the Senior Notes for $16 million from non-related parties. The first six months of 2009 reflect a gain of $10 million from this early extinguishment of debt.

          Interest expense incurred and interest paid in connection with the Senior Notes in the second quarter and first six months of 2009 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands)
Interest expense incurred	$9,933	$10,858	$20,295	$21,716
Interest paid	20,110	21,563	20,110	21,563

7.	Reinsurance Ceded

Premiums written, premiums earned and losses and loss adjustment expenses incurred were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands)

Gross premiums written	$1,066,294	$1,065,227	$2,200,621	$2,196,489
Ceded premiums written	(59,954)	(76,703)	(147,179)	(172,352)

Net premiums written	$1,006,340	$988,524	$2,053,442	$2,024,137

Gross premiums earned	$1,100,356	$1,090,405	$2,140,820	$2,175,748
Ceded premiums earned	(72,088)	(67,710)	(136,021)	(135,864)

Net premiums earned	$1,028,268	$1,022,695	$2,004,799	$2,039,884

Gross incurred losses and loss adjustment expenses	$691,797	$722,805	$1,399,885	$1,421,583
Reinsured losses and loss adjustment expenses ceded	(7,950)	(42,179)	(46,224)	(65,528)

Net incurred losses and loss adjustment expenses	$683,847	$680,626	$1,353,661	$1,356,055

          Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include amounts, which, by prearrangement with TRH, were assumed from a related party and then ceded in an equal amount to affiliates of that related party. Gross premiums written and ceded premiums written include $37.1 million and $60.8 million in the second quarter of 2009 and 2008, respectively, and $94.9 million and $108.0 million in the first six months of 2009 and 2008, respectively, relating to such arrangements. Gross premiums earned and ceded premiums earned include $45.5 million and $43.6 million in the second quarter of 2009 and 2008, respectively, and $86.5 million and $75.4 million in the first six months of 2009 and 2008, respectively, relating to such arrangements. Gross incurred losses and loss adjustment expenses and reinsured losses and loss adjustment expenses ceded include $2.6 million and $29.1 million in the second quarter of 2009 and 2008, respectively, and $25.6 million and $41.3 million in the first six months of 2009 and 2008, respectively, relating to such arrangements.

8.	Cash Dividends

          In the second quarter of 2009, the Company’s Board of Directors declared a dividend of $0.20 per common share, or approximately $13.6 million in the aggregate, payable on September 17, 2009.

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

          The following table presents a summary of comparative financial data by segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands)
Domestic:
Net premiums written	$510,699	$455,197	$1,095,072	$1,003,319
Net premiums earned(1)	514,386	485,319	1,029,650	995,007
Net investment income	71,542	73,297	143,610	144,670
Realized net capital losses	(28,370)	(53,801)	(82,459)	(65,175)
Revenues	557,558	504,815	1,100,679	1,074,502
Net losses and loss adjustment expenses	321,087	355,369	675,850	728,751
Underwriting expenses(3)	138,580	120,506	295,107	268,357
Underwriting profit(4)	54,911	3,208	76,751	1,888
Income before income taxes	82,055	6,655	115,866	47,881

International-Europe:
Net premiums written	$356,078	$405,642	$703,759	$787,995
Net premiums earned(1)	371,493	418,316	727,661	789,249
Net investment income	32,016	38,648	61,639	75,784
Realized net capital gains (losses)	2,132	(5,661)	261	(4,994)
Revenues(2)	405,641	451,303	789,561	860,039
Net losses and loss adjustment expenses	293,145	272,177	552,400	504,912
Underwriting expenses(3)	89,636	111,193	180,395	209,492
Underwriting (loss) profit(4)	(15,570)	32,337	(11,273)	76,083
Income before income taxes	18,845	65,266	50,759	146,814

International-Other(5):
Net premiums written	$139,563	$127,685	$254,611	$232,823
Net premiums earned(1)	142,389	119,060	247,488	255,628
Net investment income	7,643	8,548	15,770	17,248
Realized net capital gains (losses)	753	(406)	(3,858)	(4,750)
Revenues	150,785	127,202	259,400	268,126
Net losses and loss adjustment expenses	69,615	53,080	125,411	122,392
Underwriting expenses(3)	44,546	42,755	74,174	83,670
Underwriting profit(4)	28,590	26,774	49,621	44,847
Income before income taxes	36,711	34,960	61,262	57,405

9.	Segment Information (continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands)
Consolidated:
Net premiums written	$1,006,340	$988,524	$2,053,442	$2,024,137
Net premiums earned(1)	1,028,268	1,022,695	2,004,799	2,039,884
Net investment income	111,201	120,493	221,019	237,702
Realized net capital losses	(25,485)	(59,868)	(86,056)	(74,919)
Revenues(2)	1,113,984	1,083,320	2,149,640	2,202,667
Net losses and loss adjustment expenses	683,847	680,626	1,353,661	1,356,055
Underwriting expenses(3)	272,762	274,454	549,676	561,519
Underwriting profit(4)	67,931	62,319	115,099	122,818
Income before income taxes	137,611	106,881	227,887	252,100

(1)

Net premiums earned from related parties approximate $89 million and $110 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $169 million and $206 million for the six months ended June 30, 2009 and 2008 respectively, and are included mainly in Domestic.

(2)

Revenues from the London branch totaled $219 million and $249 million for the three months ended June 30, 2009 and 2008, respectively, and $422 million and $469 million for the six months ended June 30, 2009 and 2008, respectively.

(3)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.

(4)	Underwriting profit (loss) represents net premiums earned less net losses and loss adjustment expenses and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.

(5)

The Miami and Toronto branch segment data are considered significant for only the second quarter and/or first six months of 2009 and 2008. Certain key Miami and Toronto data elements, which are included in International - Other, in the 2009 and 2008 periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands)
Miami:
Revenues	$77,143	$58,667	$132,930	$134,643
Income before income taxes	14,914	11,412	30,707	23,292
Toronto:
Revenues	$21,694	$25,852	$41,944	$56,689
Income before income taxes	8,592	17,650	10,941	30,245

10.	Related Party Transactions

(a) Secondary Public Offering of the Company’s Common Stock by American International Group, Inc. (“AIG”)

          On June 10, 2009, AIG and American Home Assurance Company (“AHAC”), a wholly owned subsidiary of AIG, consummated the secondary public offering (the “Offering”) of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. TRH did not receive any proceeds from the Offering. As of June 30, 2009, AHAC owned 9.2 million common shares of the Company, representing approximately 13.9% of the Company’s outstanding common shares, and AIG owned no common shares of the Company directly.

          In connection with the Offering, TRH entered into a Master Separation Agreement (the “MSA”) with AIG and AHAC on May 28, 2009. The MSA sets forth TRH’s agreements with AIG and AHAC regarding the orderly separation of TRH from AIG, AHAC and their subsidiaries (the “Separation”) and governs certain aspects of TRH’s relationship with AIG, AHAC and their subsidiaries on a going forward basis, including their waiver of certain rights they may have under intercompany agreements and insurance agreements.

10.	Related Party Transactions (continued)

          In connection with the Offering, TRH also entered into (i) a transition services agreement (the “TSA”) with AIG, (ii) a stockholders agreement (the “Stockholders Agreement”) with AIG and AHAC and (iii) a registration rights agreement (the “Registration Rights Agreement”) with AIG and AHAC. The TSA sets forth TRH’s agreements with AIG regarding the provision by AIG, AHAC and their subsidiaries of limited services to TRH for a specified period of time following the Separation. The Stockholders Agreement provides AIG and AHAC with certain information and consent rights and will subject AIG, AHAC, and their respective subsidiaries, affiliates, officers and directors to certain standstill provisions. Additionally, pursuant to the Stockholders Agreement, AIG, AHAC and their subsidiaries are subject to voting and transfer restrictions covering their shares of the Company’s common stock. The Registration Rights Agreement provides AIG and AHAC with registration rights relating to any shares of the Company’s common stock held by them. AIG and AHAC may require TRH to register under the Securities Act of 1933 all or a portion of these shares. The registration rights are subject to certain limitations, including TRH’s right to temporarily suspend the registration of shares.

          TRH is subject to various regulatory requirements and is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (“the Applicable Authorizations and Arrangements”) that contain provisions giving regulators and counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries, as applicable. Whether the transactions that AIG has entered into with the Federal Reserve Bank of New York (the “NY Fed”) constituted a change in control of the Company or any of its subsidiaries under any of the Applicable Authorizations and Arrangements is dependent upon the specific provisions thereof. Based upon the facts and circumstances known to TRH as of the date hereof, TRH does not believe that the exercise of rights, if any, accruing to counterparties as a result of the transactions that AIG has entered into with the NY Fed will have a material impact on TRH.

          Additionally, the Offering may be deemed to have constituted a change of control of TRH under a significant portion of TRH’s reinsurance agreements. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and TRH may be required to provide collateral to secure premium and reserve balances or be required to cancel and commute contracts, subject to an agreement between the parties that may be settled in arbitration. If the contract is cancelled on a cut-off basis, TRH may be required to return unearned premiums, net of commissions.

          Whether a ceding company would have cancellation rights in connection with the Offering depends upon the language of its agreement with TRH. Whether a ceding company would exercise any cancellation rights it did have would depend on, among other factors, such ceding company’s views with respect to the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH’s ratings. The exercise of cancellation rights following a change in control could materially impact TRH’s financial condition, results of operations and cash flows. As of June 30, 2009, no cedants have notified TRH of their intention to exercise any cancellation rights they may have as a result of the Offering.

(b) Premiums Assumed From AIG Subsidiaries

          Gross premiums written of approximately $67.7 million (6.3%) and $80.7 million (7.6%) in the second quarter of 2009 and 2008, respectively, and $143.5 million (6.5%) and $161.7 million (7.4%) in the first six months of 2009 and 2008, respectively, were originated by subsidiaries of AIG and ceded to TRH. These amounts exclude premiums assumed that initially were insured by AIG subsidiaries as a result of TRH’s marketing efforts and then ceded to TRH by prearrangement. Such amounts are not material. (See Note 7 for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.)

(c) Reinsurance Recoverables on Paid and Unpaid Losses and Loss Adjustment Expenses

          As of June 30, 2009 and December 31, 2008, $269.7 million and $250.5 million, respectively, of reinsurance recoverables on paid and unpaid losses and loss adjustment expenses, were recoverable from subsidiaries of AIG.

Transatlantic Holdings, Inc. and Subsidiaries
Cautionary Statement Regarding Forward-Looking Information

          This Quarterly Report on Form 10-Q and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”), through their officers and representatives, may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as:

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

          It is possible that TRH’s actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH’s actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions, financial and credit market conditions, cyclical industry conditions, credit quality, government, regulatory and accounting policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, legal and regulatory proceedings, failures of pricing models to accurately assess risks, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations and the uncertainties inherent in international operations.

          These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I – Item 2

Transatlantic Holdings, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
June 30, 2009

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

Financial Statements

          The following discussion refers to the consolidated financial statements of TRH as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Note 7 of Notes to Condensed Consolidated Financial Statements (“Note 7”) and Note 10 of Notes to Condensed Consolidated Financial Statements (“Note 10”).)

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

          Casualty lines have comprised approximately 71% and 70% of TRH’s net premiums written in the first six months 2009 and 2008, respectively, while property lines comprised the balance. In addition, treaty reinsurance totaled approximately 97% of net premiums written in each of the first six months of 2009 and 2008, respectively, with the balance representing facultative accounts. Moreover, business written by international branches has represented approximately 47% and 50% of net premiums written in the first six months of 2009 and 2008, respectively. (See Operational Review for detailed period to period comparisons of such measures.)

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and income from investments. The great majority of TRH’s investments are in fixed maturity securities held to maturity and available for sale with an average duration of 6.0 years as of June 30, 2009. In general, premiums are received significantly in advance of related claims payments.

          Secondary Public Offering of the Company’s Common Stock by American International Group, Inc. (“AIG”, and collectively with its subsidiaries, the “AIG Group”)

          On June 10, 2009, AIG and American Home Assurance Company (“AHAC”), a wholly owned subsidiary of AIG, consummated the secondary public offering (the “Offering”) of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. TRH did not receive any proceeds from the Offering. As of June 30, 2009, AHAC owned 9.2 million common shares of the Company, representing approximately 13.9% of the Company’s outstanding common shares, and AIG owned no common shares of the Company directly. As a result of the Offering, TRH is no longer considered a “controlled company” pursuant to the corporate governance listing standards of the New York Stock Exchange (“NYSE”) and will no longer be able to avail itself of the exemptions from certain of the NYSE’s corporate governance listing standards applicable to controlled companies (subject to the rules of the NYSE permitting a phase in period for compliance with such corporate governance listing standards).

          In connection with the Offering, TRH entered into a Master Separation Agreement (the “MSA”) with AIG and AHAC on May 28, 2009. The MSA sets forth TRH’s agreements with AIG and AHAC regarding the orderly separation of TRH from AIG, AHAC and their subsidiaries (the “Separation”) and governs certain aspects of TRH’s relationship with AIG, AHAC and their subsidiaries on a going forward basis, including their waiver of certain rights they may have under intercompany agreements and insurance agreements.

          In connection with the Offering, TRH also entered into (i) a transition services agreement (the “TSA”) with AIG, (ii) a stockholders agreement (the “Stockholders Agreement”) with AIG and AHAC and (iii) a registration rights agreement (the “Registration Rights Agreement”) with AIG and AHAC. The TSA sets forth TRH’s agreements with AIG regarding the provision by AIG, AHAC and their subsidiaries of limited services to TRH for a specified period of time following the Separation. The Stockholders Agreement provides AIG and AHAC with certain information and consent rights and will subject AIG, AHAC, and their respective subsidiaries, affiliates, officers and directors to certain standstill provisions. Additionally, pursuant to the Stockholders Agreement, AIG, AHAC and their subsidiaries are subject to voting and transfer restrictions covering their shares of the Company’s common stock. The Registration Rights Agreement provides AIG and AHAC with registration rights relating to any shares of the Company’s common stock held by them. AIG and AHAC may require TRH to register under the Securities Act of 1933 all or a portion of these shares. The registration rights are subject to certain limitations, including TRH’s right to temporarily suspend the registration of shares.

          TRH is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (the “Applicable Arrangements and Authorizations”) that contain provisions giving counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries.

          In the second half of 2008, the AIG Group, which then owned approximately 59% of the Company’s common stock, experienced an unprecedented strain on its liquidity. This strain led to a series of transactions between AIG and the Federal Reserve Bank of New York (the “NY Fed”) and the U.S. Department of the Treasury. The transactions that the AIG Group has entered into with the NY Fed and/or the Offering may be deemed to have constituted a change in control of TRH under a significant portion of TRH’s reinsurance agreements.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

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

          Whether a ceding company would have cancellation rights in connection with the Offering depends upon the language of its agreement with TRH. Whether a ceding company exercises any cancellation rights it has would depends on, among other factors, such ceding company’s views with respect to the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH’s ratings. As of June 30, 2009, no cedants have notified TRH of their intention to exercise any cancellation rights they may have as a result of the Offering.

          Based upon the facts and circumstances known to TRH as of the date of this Quarterly Report on Form 10-Q, TRH does not believe that the exercise of rights, if any, accruing to counterparties as a result of the transactions that the AIG Group has entered into with the NY Fed, will have a material impact on TRH. If, however, these actions, individually or collectively, or the Offering are deemed a change in control under the Applicable Arrangements and Authorizations, TRH’s business may be materially adversely affected. The exercise of cancellation rights following a change in control could materially impact TRH’s financial condition, results or operations and cash flows as discussed in Part II, Item 1A Risk Factors.

          Consolidated Results

          The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

	2009	2008	Change	2009	2008	Change

	(dollars in millions)

Revenues	$1,114.0	$1,083.3	2.8%	$2,149.6	$2,202.7	(2.4)%
Income before income taxes	137.6	106.9	28.8	227.9	252.1	(9.6)
Net income	112.3	89.7	25.1	187.5	205.4	(8.7)

          Revenues for the second quarter of 2009 increased compared to the same period in the prior year principally due to lower realized net capital losses, partially offset by decreased net investment income. Revenues for the first six months of 2009 decreased compared to the same prior year period principally due to decreases in net premiums earned and net investment income. The decrease in realized net capital losses primarily reflects lower other-than-temporary impairment write-downs in the second quarter of 2009. The decrease in net investment income is primarily due to lower investment income from alternative investments. The decrease in net premiums earned in the first six months emanated from international operations and was due in part to changes in foreign currency exchange rates compared to the U.S. dollar. In general, changes in net premiums earned between periods are influenced by prevailing market conditions, strategic decisions by TRH’s management in recent periods and changes in foreign currency exchange rates.

          Income before income taxes and net income increased in the second quarter of 2009 as compared to the same 2008 period as a result of decreased realized net capital losses, partially offset by a decrease in net investment income. Income before income taxes and net income decreased in the first six months of 2009 as compared to the same 2008 period principally due to a decrease in net investment income and a decrease in underwriting profit. The decrease in underwriting profit is due to increased loss experience in the International-Europe segment, offset in part by improved loss experience in the Domestic segment.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          Underwriting profit (loss) is defined as net premiums earned less net losses and loss adjustment expenses (“LAE”) incurred, net commissions and other underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs. (See Operational Review for further discussion.)

          Market Conditions and General Trends

          The market conditions in which TRH operates have historically been cyclical, experiencing cycles of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. For several years, the reinsurance market has been characterized by significant competition worldwide in most lines of business. Additionally, TRH is exposed to the operating cycles of primary insurers as the rates charged by, and the policy terms associated with, primary insurance agreements may affect the rates charged by, and the policy terms associated with, reinsurance agreements, particularly for pro rata reinsurance business.

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

          During the second half of 2008, however, the global credit and financial crisis began to significantly impact the insurance and reinsurance markets. First, many alternative reinsurance solutions (such as sidecars) were terminated or not renewed. Second, the impairment of insurance company balance sheets meant historical risk levels in many cases now represented a higher than desired percentage of surplus. Third, Hurricane Ike produced one of the highest insured losses from a natural peril event despite being only a category 2 storm. These changes produced an increase in demand for traditional reinsurance from insurance companies as they could not raise capital by issuing debt; did not want to issue equity at depressed stock prices; and lost the ability to access the capital markets for alternative reinsurance solutions. In addition, many reinsurers, affected by similar issues, could not maintain the levels of capacity that they had in recent years to take on risk.

          Through the first half of 2009, the reinsurance marketplace as a whole continues to be disciplined. Increased demand coupled with decreased supply improved property pricing in many catastrophe-exposed regions, particularly in the southeastern U.S. and Japan. However, other regions, like Europe, showed only modest improvements.

          In casualty lines, market condition improvements have been inconsistent. Adverse industry loss experience over the last twelve months has improved rates in ocean marine and aviation. Recent aviation losses will likely lead to further improvements. Directors’ and officers’ liability (“D&O”) and errors and omissions liability (“E&O”) covers for certain categories including financial institutions, retail and real estate-related companies saw significant improvements on primary pricing as well as modest improvements on reinsurance pricing. In certain casualty lines, rates remained flat or experienced some rate deterioration.

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

          Further information relating to items discussed in this Executive Overview may be found throughout MD&A.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

Critical Accounting Estimates

          This discussion and analysis of financial condition and results of operations is based on TRH’s condensed consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions that it believes to be reasonable, under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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
MD&A – Continued
June 30, 2009

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

•

ELRs for the latest accident years generally reflect the ELRs from prior accident years adjusted for the loss trend (see Loss trend factors discussion), as well as the impact of rate level changes and other quantifiable factors. For certain longer tail lines of business that are typically lower frequency, higher severity classes, such as excess medical malpractice and D&O, ELRs are often utilized for the last several accident years.

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

          The actuarial methods that TRH employs to determine the appropriate loss reserves for short tail lines of business are the same as those employed for longer-tail lines. However, the judgments that are made with regard to factors such as loss trends, ELRs and loss development factors for shorter tail lines generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made regarding longer-tailed lines of business. In contrast to the longer-tailed lines of business, reported losses for the shorter-tailed classes, such as the property lines of business (e.g., fire and homeowners multiple peril) and certain marine and energy classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on assumptions regarding ELRs and loss development factors for many accident years for a given line, these assumptions are generally only relevant for the most recent accident year or two. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter-tailed lines of business.

          The characteristics of each line of business are considered in the reserving process. TRH’s major lines of business are discussed below:

•	Other Liability: The key components of the other liability line of business are excess casualty, D&O and E&O.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

°

Excess Casualty: The vast majority of this class consists of domestic treaties, including pro rata and excess-of-loss contracts of general liability business. Excess casualty is dominated by umbrella business, some of which have very high attachment points. This business is generally very long tailed and characterized by relatively low frequency and high severity type losses.

°

D&O and E&O: These classes are dominated by high layer excess-of-loss D&O business as well as E&O classes such as lawyers and accountants. Much of this business is domestic, although significant amounts are written by the London branch. This business is reviewed separately by operating branch and for pro rata versus excess-of-loss contracts, treaty versus facultative and D&O separately from E&O. Additionally, homogeneous groupings of accountant, lawyer, and architect and engineer risks are reviewed separately. These classes are long tailed in nature, often characterized by very high attachment points.

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

•

Shorter-tailed lines: These would include the property lines of business (such as fire and homeowners multiple peril), accident and health (“A&H”) and certain marine and energy classes. These lines are written by several of TRH’s worldwide offices and the reserves are reviewed separately for each operating branch. Where sufficiently credible experience exists, these lines are reviewed after segregating pro rata contracts from excess-of-loss contracts. For a reinsurer, these lines do not develop to ultimate loss as quickly as when written on a primary basis; however, they are significantly shorter tailed than the casualty classes discussed earlier.

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

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

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

          As of June 30, 2009, the fair value of substantially all of TRH’s available for sale fixed maturity and equity securities ($9.2 billion) is based on external sources. Of the fair values based on external sources, $9.1 billion is based upon prices received from independent pricing services and $0.1 billion, related to asset-backed fixed maturities, is based on non-binding broker quotes. Fair values from all external sources are reviewed and evaluated by management, but none were adjusted.

          Through June 30, 2009, subsidiaries of AIG managed the investments and performed investment recordkeeping and the above valuation services for TRH. Effective July 1, 2009, TRH employs third parties not affiliated with AIG to provide these services.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

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

          The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At June 30, 2009, TRH classified $163.0 million of assets measured at fair value on a recurring basis as Level 3. This represented 1.7% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

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

▪

Certain residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”): These assets initially are valued at the transaction price. Subsequently, they may be valued by comparison to transactions in instruments with similar collateral and risk profiles, remittances received and updated cumulative loss data on underlying obligations, discounted cash flow techniques and/or option adjusted spread analyses.

▪

Certain other asset-backed securities—non-mortgage: These assets initially are valued at the transaction price. Subsequently, they may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable securities.

▪

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

          Other-than-temporary impairments for all investments other than fixed maturities are recognized through earnings as a realized capital loss. Following the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), at each balance sheet date, TRH recognizes an other-than-temporary impairment on a fixed maturity in an unrealized loss position if (1) TRH intends to sell the security; (2) it is more likely than not TRH will be required to sell the security prior to an anticipated recovery in fair value, in order to meet a liquidity, regulatory or other business need; or (3) TRH determines it will not recover the entire amortized cost basis of the security.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          If TRH intends to sell an impaired fixed maturity, or if it is more likely than not it will have to be sold, the total amount of the unrealized loss position is recognized in earnings as a realized capital loss. On a quarterly basis, TRH develops for fixed maturities, a best estimate of the present value of expected cash flows on a security by security basis. TRH recognizes an other-than-temporary impairment equal to the difference between the present value of expected cash flows and the amortized cost basis of the security, if the results of the cash flow analysis indicates TRH will not recover the full amount of its amortized cost basis in the investment. This amount is the credit component of the other-than-temporary impairment and is recorded in earnings as a realized capital loss. The difference between the total unrealized loss position on the security and the other-than-temporary impairment amount recognized in earnings is non-credit related and is recorded in other comprehensive income as “net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken”.

          If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the security to recovery no longer existed.

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

          TRH has provided no allowance for bad debts relating to the premium estimates based on its historical experience, the general profile of its cedants and the ability TRH has in most cases to significantly offset these premium receivables with losses and LAE or other amounts payable to the same parties.

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
MD&A – Continued
June 30, 2009

Operational Review

          Results of Operations

          TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital losses, gain on early extinguishment of debt and total revenues of TRH for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

	2009	2008	Change	2009	2008	Change

	(dollars in millions)

Net premiums written	$1,006.3	$988.5	1.8%	$2,053.4	$2,024.1	1.4%
Net premiums earned	1,028.3	1,022.7	0.5	2,004.8	2,039.9	(1.7)
Net investment income	111.2	120.5	(7.7)	221.0	237.7	(7.0)
Realized net capital losses	(25.5)	(59.9)	—	(86.1)	(74.9)	—
Gain on early extinguishment of debt	—	—	—	9.9	—	—
Total revenues	1,114.0	1,083.3	2.8	2,149.6	2,202.7	(2.4)

          Net premiums written in the second quarter and first six months of 2009 increased compared to the same prior year periods as increases in Domestic operations were largely offset by decreases in international operations. The decrease in international net premiums written is due largely to changes in foreign currency exchange rates compared to the U.S. dollar, but also reflects TRH’s nonrenewal of certain pro rata business that did not meet TRH’s underwriting standards. In general, premium fluctuations reflect prevailing market conditions and strategic decisions by TRH’s management in recent periods as discussed earlier in MD&A.

          On a worldwide basis, casualty lines business represented 71.5% of net premiums written in the first six months of 2009 versus 70.2% in the same 2008 period. The balance represented property lines. Treaty business represented 96.9% of net premiums written in each of the first six months of 2009 and 2008. The balance represented facultative accounts.

          The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the second quarter and first six months of 2009 compared to the same 2008 period:

	Three Months Ended June 30,	Six Months Ended June 30,

Increase excluding foreign exchange	6.5%	7.6%
Foreign exchange effect	(4.7)	(6.2)

Increase as reported in U.S. dollars	1.8%	1.4%

          Domestic net premiums written increased in the second quarter of 2009 by $55.5 million, or 12.2%, from the second quarter of 2008 to $510.7 million. Significant increases in Domestic net premiums written were recorded in the other liability ($27.9 million, principally related to specialty casualty) and A&H ($15.8 million) lines. Domestic net premiums written for the first six months of 2009 totaled $1,095.1 million, an increase of $91.8 million, or 9.1% from the first half of 2008. Significant increases in Domestic net premiums written were recorded in the A&H ($39.2 million), property ($30.5 million) and other liability ($30.4 million, principally related to specialty casualty) lines.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          International net premiums written decreased in the second quarter of 2009 by $37.7 million, or 7.1%, from the second quarter of 2008 to $495.6 million. Significant decreases in net premiums written occurred in the Paris ($36.5 million) and London ($20.5 million) branches. International net premiums written decreased significantly in the property ($19.6 million), auto liability ($13.9 million) and ocean marine and aviation ($11.0 million) lines, partially offset by a significant increase in the other liability ($11.6 million) line. International net premiums written decreased in the first six months of 2009 by $62.4 million, or 6.1%, over the first six months of 2008 to $958.4 million. The most significant decreases in net premiums written occurred in the Paris ($65.8 million) and London ($46.9 million) branches, partially offset by significant increases in TRZ ($28.5 million) and the Miami branch ($23.0 million). International net premiums written decreased significantly in the property ($47.6 million), auto liability ($24.2 million) and ocean marine and aviation ($21.9 million) lines, partially offset by a significant increase in the A&H ($25.1 million) line. The decrease in international net premiums written in the second quarter and first six months of 2009 was due largely to changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH writes premiums. Changes in foreign currency exchange rates decreased 2009 international net premiums written by $45.2 million and $121.8 million in the second quarter and first six months, respectively, from the comparable prior year period. International net premiums written represented 46.7% of total net premiums written in the first six months of 2009 compared to 50.4% in the comparable 2008 period.

          Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written, except for changes in premiums assumed from a subsidiary of AIG that, by prearrangement, were ceded in an equal amount to other subsidiaries of AIG. As further discussed in Note 7 and Note 10, TRH transacts business assumed and ceded with subsidiaries of AIG and either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions, among other factors.

          As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

          Net investment income in the second quarter and first six months of 2009 decreased compared to the same prior year period principally due to the impact of changes in foreign currency exchange rates compared to the U.S. dollar and a decrease in investment income from other invested assets. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which investments are denominated decreased net investment income in the second quarter and first six months of 2009 compared to the same 2008 period by $4.3 million and $11.0 million, respectively, principally related to fixed maturities. See Note 4(d) for the components of net investment income.

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

          The financial impact on net investment income (i.e., income earned on securities lending invested collateral, net of interest payable to the collateral provider) in the second quarter and first six months of 2008 of the Securities Lending Program was insignificant.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          The pre-tax effective yield on investments for the second quarter and first six months of 2009 was 4.0% and 4.1%, respectively, and for each of the second quarter and first six months of 2008 was 3.8%. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The increase in the pre-tax effective yield on investments for the three and six month periods ended June 30, 2009 compared to the same 2008 periods is due largely to the discontinuation of the Securities Lending Program at the end of 2008, partially offset by a decrease in investment income from alternative investments. Investment returns from securities lending investing collateral served to negatively impact the yield in the second quarter and first six months of 2008 by 0.6% as the net return from the invested collateral is very small in relation to the balance sheet carrying amount because investment income earned from invested collateral is reduced by interest payable to the collateral provider.

          Realized net capital (losses) gains generally result from 1) investment dispositions, which reflect TRH’s investment and tax planning strategies to maximize after-tax income; 2) other-than-temporary impairment of investments; and 3) foreign currency transaction gains (losses). See Note 4 of Notes to Condensed Consolidated Financial Statements (“Note 4”) for a breakdown of the components of realized net capital losses.

          The other-than-temporary impairment write-downs recorded in the second quarter and first six months of 2009 resulted in large part from the continued depressed fair values of certain securities and issuer specific credit events. The other-than-temporary impairment write-downs recorded in the second quarter and first six months of 2008 were principally due to the severity of the decline in fair value and generally resulted from the downturn in the U.S. economy and disruption of the credit markets. Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Critical Accounting Estimates for the criteria used in the determination of such write-downs.)

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          Other-than-temporary impairment write-downs by balance sheet category at the time of impairment and type of impairment recorded for the periods indicated are presented in the table below:

	Severity and/or Duration	Lack of Intent to Hold to Recovery	Issuer- Specific Credit Events	Total

	(in millions)

Three months ended June 30, 2009:
Fixed maturities	$—	$—	$(8.0)	$(8.0)
Equities	(12.3)	—	—	(12.3)

Total other-than-temporary impairments included in the Statement of Operations	(12.3)	—	(8.0)	(20.3)
Fixed maturities included in the Statement of Comprehensive Income (Loss)	—	—	(0.5)	(0.5)

Total other-than-temporary impairments	$(12.3)	$—	$(8.5)	$(20.8)

Three months ended June 30, 2008:
Fixed maturities	$—	$—	$—	$—
Equities	(4.9)	—	(0.1)	(5.0)
Securities lending invested collateral	(63.8)	—	—	(63.8)

Total other-than-temporary impairments included in the Statement of Operations	(68.7)	—	(0.1)	(68.8)
Fixed maturities included in the Statement of Comprehensive Income (Loss)	—	—	—	—

Total other-than-temporary impairments	$(68.7)	$—	$(0.1)	$(68.8)

Six months ended June 30, 2009:
Fixed maturities	$(14.7)	$(6.0)	$(8.0)	$(28.7)
Equities	(29.1)	(4.4)	(3.5)	(37.0)

Total other-than-temporary impairments included in the Statement of Operations	(43.8)	(10.4)	(11.5)	(65.7)
Fixed maturities included in the Statement of Comprehensive Income (Loss)	—	—	(0.5)	(0.5)

Total other-than-temporary impairments	$(43.8)	$(10.4)	$(12.0)	$(66.2)

Six months ended June 30, 2008:
Fixed maturities	$—	$—	$—	$—
Equities	(13.7)	(0.6)	(0.1)	(14.4)
Securities lending invested collateral	(63.8)	—	—	(63.8)

Total other-than-temporary impairments included in the Statement of Operations	(77.5)	(0.6)	(0.1)	(78.2)
Fixed maturities included in the Statement of Comprehensive Income (Loss)	—	—	—	—

Total other-than-temporary impairments	$(77.5)	$(0.6)	$(0.1)	$(78.2)

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          In the first quarter of 2009, TRH repurchased $26 million principal amount of its 5.75% senior notes due in 2015 (the “Senior Notes”) from non-related parties for $16 million. The first six months of 2009 reflects a gain of $10 million from this early extinguishment of debt.

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

          The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Consolidated:
Loss ratio	66.5%	66.5%	67.5%	66.5%
Underwriting expense ratio	27.1	27.8	26.8	27.7
Combined ratio	93.6	94.3	94.3	94.2

Domestic:
Loss ratio	62.4%	73.2%	65.6%	73.2%
Underwriting expense ratio	27.2	26.5	27.0	26.8
Combined ratio	89.6	99.7	92.6	100.0

International - Europe:
Loss ratio	78.9%	65.1%	75.9%	64.0%
Underwriting expense ratio	25.2	27.4	25.6	26.6
Combined ratio	104.1	92.5	101.5	90.6

International - Other:
Loss ratio	48.9%	44.6%	50.7%	47.9%
Underwriting expense ratio	31.9	33.5	29.1	35.9
Combined ratio	80.8	78.1	79.8	83.8

          The higher loss ratio for consolidated TRH in the first six months of 2009 compared to the same 2008 period reflects a higher loss ratio from International-Europe operations partially offset by lower loss ratios from the Domestic and International-Other operations.

          Pre-tax net catastrophe costs were immaterial in the second quarter and first six months of 2009 and 2008. While TRH believes that it has taken appropriate steps to manage its exposure to possible future catastrophe losses, the occurrence of one or more natural or man-made catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses could have a material adverse effect on TRH’s results of operations, liquidity or financial condition. Current techniques and models may not accurately predict the probability of catastrophic events in the future and the extent of the resulting losses. Moreover, one or more catastrophe losses could weaken TRH’s retrocessionnaires and result in an inability of TRH to collect reinsurance recoverables.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          Net losses and LAE incurred for the second quarter and first six months of 2009 include estimated net (favorable) development relating to losses occurring in all prior years which approximated ($5) million and ($7) million, respectively. The net favorable loss reserve development for the first six months of 2009 was comprised of approximately $45 million of favorable development principally relating to losses occurring in 2008, offset by $38 million of adverse development relating to losses occurring in 2002 and prior. Adverse loss reserve development in 2002 and prior generally related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. Favorable loss reserve development in 2008 generally related to the shorter tailed classes.

          Net losses and LAE incurred for the second quarter and first six months of 2008 includes estimated net (favorable) adverse development relating to losses occurring in all prior years which approximated ($2) million and $1 million, respectively. The net adverse loss reserve development for the first six months of 2008 was comprised of approximately $98 million of adverse development relating to losses occurring in 2002 and prior, offset largely by favorable development of approximately $97 million relating primarily to losses occurring in 2005 through 2007. Significant estimated adverse loss reserve development was related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. Significant estimated favorable loss reserve development in 2005 through 2007 generally related to the shorter tailed classes. Refer to the MD&A in the 2008 10-K for information regarding full year 2008 net favorable loss reserve development and the components thereof.

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

          Based on information presently available, TRH’s current loss reserves represent management’s best estimate of ultimate losses, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserve as of June 30, 2009 and thus, have a material adverse effect on future net income, financial condition and cash flows.

          The underwriting expense ratio for consolidated TRH decreased in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008, respectively, due to a decrease in the commission expense component, related to International-Europe and International-Other operations.

          Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

          Interest expense incurred and interest paid in connection with the Senior Notes in the second quarter and first six months of 2009 and 2008 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands)
Interest expense incurred	$9,933	$10,858	$20,295	$21,716
Interest paid	20,110	21,563	20,110	21,563

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”) are the primary components of “other, net” expenses on the Consolidated Statement of Operations. PRMS is an insurance program manager specializing in professional liability insurance services.

          Income before income taxes totaled $137.6 million and $106.9 million for the second quarter of 2009 and 2008, respectively, and totaled $227.9 million and $252.1 million for the first six months of 2009 and 2008, respectively. The increase in income before income taxes for the second quarter of 2009 compared to the same 2008 period is principally due to a decrease in realized net capital losses. The decrease in income before income taxes in the first six months of 2009 compared to the same 2008 period is principally due to decreases in net investment income and underwriting profit. The decrease in underwriting profit is due to increased loss experience in the International-Europe segment, partially offset by improved loss experience in the Domestic segment.

          Federal and foreign income tax expense of $25.3 million and $17.1 million were recorded in the second quarter of 2009 and 2008, respectively. Federal and foreign income tax expense of $40.4 million and $46.7 million were recorded in the first six months of 2009 and 2008, respectively. The Company and its domestic subsidiaries (which include foreign operations) file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

          The effective tax rates, which represent income tax expense divided by income before income taxes, were 18.4% and 16.0% in the second quarter of 2009 and 2008, respectively, and were 17.7% and 18.5% in the first six months of 2009 and 2008, respectively. The effective tax rate in the first six months of 2009 was lower than in the comparable 2008 period due to tax exempt income representing a larger percentage of pretax income in 2009 compared to 2008.

          Net income for the second quarter of 2009 was $112.3 million, or $1.68 per common share (diluted), compared to net income of $89.7 million, or $1.34 per common share (diluted), in the 2008 second quarter. Net income for the first six months of 2009 was $187.5 million, or $2.81 per common share (diluted), compared to $205.4 million, or $3.08 per common share (diluted) in the comparable 2008 period. Reasons for the changes between periods are as discussed earlier.

          Segment Results

          (a) Domestic:

          Revenues increased in the second quarter of 2009 compared to the same 2008 period due to an increase in net premiums written, net of the change in unearned premiums, and a decrease in realized net capital losses. Revenues increased in the first six months of 2009 compared to the comparable 2008 period due to an increase in net premiums written, net of the change in unearned premiums. As discussed earlier in Results of Operations, net premiums written increased in the second quarter and first six months of 2009 compared to the same respective prior year periods.

          Income before income taxes increased in the second quarter of 2009 compared to the same 2008 period primarily due to an increase in underwriting profit and a decrease in realized net capital losses. Income before income taxes increased in the first six months of 2009 compared to the same prior year period primarily due to an increase in underwriting profit. The increase in underwriting profit in the 2009 periods reflect a lower loss ratio.

          Net catastrophe costs in the second quarter and first six months of 2009 and 2008 were insignificant.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          (b) International – Europe (London and Paris branches and TRZ):

          Revenues decreased in the second quarter of 2009 compared with the same 2008 quarter due to decreases in net premiums written, net of the change in unearned premiums, and net investment income, partially offset by an increase in realized net capital gains (losses). The decrease in revenues and net premiums written emanated from the London and Paris branches. The decrease in net premiums written related largely to the property and auto liability lines, offset in part by a significant increase in the other liability line. The overall decrease in net premiums written in the second quarter of 2009 was largely due to a decrease of $35.7 million resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2009 period as compared to the same prior year period. In addition, the decrease in net premiums written also reflects TRH’s nonrenewal of certain pro rata business that did not meet TRH’s underwriting standards. The decrease in net investment income in the second quarter of 2009 is due in large part to changes in foreign currency exchange rates between the U.S. dollar and certain foreign currencies.

          Revenues for the first six months of 2009 decreased compared to the same 2008 period due largely to decreases in net premiums written, net of the change in unearned premiums, and net investment income. The decrease in revenues and net premiums written emanated from the London and Paris branches. The decrease in net premiums written related largely to the property, auto liability and ocean marine and aviation lines, offset in part by significant increase in the A&H line. The overall decrease in net premiums written in the first six month of 2009 was largely due to a decrease of $93.6 million resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2009 period as compared to the same prior year period. In addition, the decrease in net premiums written also reflects TRH’s nonrenewal of certain pro rata business that did not meet TRH’s underwriting standards. The decrease in net investment income in the first six months of 2009 is due in large part to changes in foreign currency exchange rates between the U.S. dollar and certain foreign currencies.

          Income before income taxes in the second quarter and first six months of 2009 decreased compared to the same 2008 periods due primarily to a decrease in underwriting profit and to a lesser extent a decrease in net investment income. The decrease in underwriting profit reflects a higher loss ratio in the 2009 periods.

          Net catastrophe costs in the second quarter and first six months of 2009 and 2008 were insignificant.

          (c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

          Revenues for the second quarter of 2009 increased compared to the second quarter of 2008 due largely to an increase in net premiums written, net of the change in unearned premiums. The increase in revenues was due to the Miami and Tokyo branches. The increase in net premiums written is due to relatively small increases spread across several lines. Revenues for the first six months of 2009 decreased compared to the same 2008 period due primarily to a decrease in net premiums earned. In addition, net premiums written in the first six months of 2009 increased over the first six months of 2008 due to relatively small increases spread across several lines, with the Miami branch accounting for most of the increase. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written decreased net premiums written by $9.6 million and $28.2 million in the second quarter and first six months of 2009 compared to the same 2008 period.

          Income before income taxes increased in the second quarter and first six months of 2009 compared to the same 2008 period primarily due to an increase in underwriting profit in the Tokyo and Hong Kong branches.

          Net catastrophe costs in the second quarter and first six months of 2009 and 2008 were insignificant.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

Financial Condition and Liquidity

          As a holding company, the Company’s assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. TRH considers TRC’s ability to pay dividends to the Company to be adequate for the Company’s liquidity needs through the end of 2009 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In the second quarter of 2009 and 2008, the Company received cash dividends from TRC of $35.0 million and $30.0 million, respectively. For the first six months of 2009 and 2008, the Company received cash dividends from TRC of $57.0 million and $40.0 million. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses. In the first six months of 2009, the Company used cash to repurchase a portion of the Senior Notes.

          Sources of funds for the operating subsidiaries consisted primarily of premiums, reinsurance recoveries, investment income and proceeds from sales, redemptions and the maturing of investments. Funds are applied by the operating subsidiaries primarily to payments of claims, commissions, ceded reinsurance premiums, insurance operating expenses, income taxes, securities lending payables through the end of 2008 and the purchase of investments. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

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

          At June 30, 2009, total investments were $10.96 billion compared to $10.23 billion at December 31, 2008. The increase was caused in large part by a reduction of net unrealized depreciation of investments which increased investments by $313.7 million (see discussion of the change in unrealized depreciation of investments, net of tax, below) and $422.1 million of net purchases of investments, offset in part by $65.8 million of other-than-temporary impairment write-downs recognized through income. In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated increased total investments by approximately $120 million.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          The following table summarizes the investments of TRH (on the basis of carrying value) as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,216,442	11.1%	$1,218,603	11.9%

Available for sale (at fair value):
Corporate	2,174,468	19.8	2,094,029	20.5
U.S. Government and government agencies	27,900	0.3	45,198	0.4
Foreign government	255,695	2.3	280,598	2.8
States, municipalities and political subdivisions	5,709,514	52.1	5,149,093	50.3
Asset-backed securities:
RMBS	262,849	2.4	291,311	2.8
CMBS	123,390	1.1	115,505	1.1
Other asset-backed	104,717	1.0	37,337	0.4

Total available for sale	8,658,533	79.0	8,013,071	78.3

Total fixed maturities	9,874,975	90.1	9,231,674	90.2

Equities available for sale:
Common stocks	450,993	4.1	425,645	4.2
Nonredeemable preferred stocks	47,574	0.4	98,230	0.9

Total equities	498,567	4.5	523,875	5.1

Other invested assets	259,696	2.4	243,795	2.4
Short-term investments	331,374	3.0	230,213	2.3

Total investments	$10,964,612	100.0%	$10,229,557	100.0%

          TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities, approximately 44.0% and 44.5% of which will mature in less than 10 years as of June 30, 2009 and December 31, 2008, respectively. The average duration of the fixed maturities portfolio was 6.0 years as of June 30, 2009 and December 31, 2008. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          The following table summarizes the ratings of fixed maturities held to maturity and available for sale:

	As of June 30, 2009 (1)

	AAA	AA	A	BBB	Below BBB or Not Rated (2)	Total

	(dollars in millions)
Held to maturity:
States, municipalities and political subdivisions (3)	$592	$481	$121	$22	$—	$1,216

Available for sale:
Corporate	272	853	982	57	10	2,174
U.S. Government and government agencies	28	—	—	—	—	28
Foreign government	95	130	31	—	—	256
States, municipalities and political subdivisions (3)	2,470	2,714	512	—	14	5,710
Asset-backed securities:
RMBS	225	9	—	—	29	263
CMBS	102	—	9	11	1	123
Other asset-backed	92	—	—	13	—	105

Total available for sale	3,284	3,706	1,534	81	54	8,659

Total fixed maturities	$3,876	$4,187	$1,655	$103	$54	$9,875

Percent of total fixed maturities	39.3%	42.4%	16.8%	1.0%	0.5%	100.0%

(1)	Principally Standard & Poor’s ratings.
(2)	Consists of $19 million of BB rated securities, $15 million of B rated securities, $7 million of CCC rated securities and $13 million of not-rated securities.
(3)	Includes insured municipal bonds with ratings as follows:

	AAA	AA	A	BBB	Below BBB or Not Rated	Total

Insured rating	$1,206	$1,357	$475	$32	$—	$3,070
Underlying rating	284	2,003	722	43	18	3,070

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          At June 30, 2009, the amortized cost of CMBS, RMBS and other asset-backed securities included in fixed maturities available for sale by year of vintage and credit rating are as follows:

	Year of Vintage

	2009	2008	2007	2006	2005	2004	Prior	Total

	(in millions)

RMBS:
AAA	$—	$—	$132	$41	$27	$23	$2	$225
AA	—	—	5	3	1	—	—	9
Below BBB	—	—	14	8	7	—	—	29

CMBS:
AAA	—	—	11	54	7	28	2	102
A	—	—	—	—	—	—	8	8
BBB	—	—	—	3	—	—	8	11
Below BBB	—	—	—	2	—	—	—	2

Other asset-backed:
AAA	12	53	5	3	3	16	—	92
BBB	—	—	—	9	—	4	—	13

Total asset-backed	$12	$53	$167	$123	$45	$71	$20	$491

          Gross unrealized gains and losses and net unrealized losses on all fixed maturities and equities at June 30, 2009 and December 31, 2008 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized (Losses) Gains

	(in millions)
As of June 30, 2009:
Fixed maturities (including held to maturity and carried at amortized cost) (1)	$222.1	$(381.5)	$(159.4)
Equities available for sale	48.8	(27.8)	21.0

As of December 31, 2008:
Fixed maturities (including held to maturity and carried at amortized cost) (1)	$178.1	$(468.0)	$(289.9)
Equities available for sale	22.9	(81.5)	(58.6)

(1)     At June 30, 2009, includes insignificant gross unrealized gains and gross unrealized losses of ($38.4) million on fixed maturities rated below BBB and gross unrealized gains of $0.4 million and no gross unrealized losses on fixed maturities which are not-rated. At December 31, 2008, includes gross unrealized gains of $0.2 million and gross unrealized losses of ($1.0) million on fixed maturities rated below BBB. The vast majority of the increase in gross unrealized losses on fixed maturities rated below BBB at June 30, 2009 compared to December 31, 2008 is related to the reclassification of other-than-temporary impairment losses pursuant to the adoption of FSP 115-2 on April 1, 2009.

          In general, the decrease in net unrealized losses as of June 30, 2009 as compared to December 31, 2008 is largely due to net unrealized appreciation of state, municipality and political subdivision securities, partially offset by $139.8 million related to the reclassification of other-than-temporary impairment losses, previously charged to earnings, to accumulated other comprehensive loss on April 1, 2009 due to the adoption of FSP 115-2. (See Note 4 for additional details about gross unrealized gains and losses on fixed maturities and equities.)

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

          Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established and the impact of changes in foreign currency exchange rates.

          At June 30, 2009, gross loss reserves totaled $8.42 billion, an increase of $299.9 million, or 3.7%, over December 31, 2008. The increase in gross loss reserves includes the impact of changes in foreign currency exchange rates since the end of 2008 and gross loss reserve development.

          Gross loss reserves as of June 30, 2009 consisted of $3.76 billion of reported amounts (“case reserves”) and $4.66 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

          At June 30, 2009, reinsurance recoverable on gross loss reserves totaled $776.5 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), an increase of $13.1 million, or 1.7%, from the prior year-end.

          Net loss reserves totaled $7.64 billion at June 30, 2009, an increase of $286.8 million, or 3.9%, from the prior year-end. The overall increase in net loss reserves was due in part to the exchange rate impact of the changes in certain foreign currency exchange rates against the U.S. dollar in the first six months of 2009. The second quarter and first six months of 2009 include paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of approximately $34 million and $62 million, respectively, relating to events occurring in 2008, 2007 and 2005. The second quarter and first six months of 2008 include paid losses and LAE, net of reinsurance recovered, relating to catastrophe losses of approximately $14 million and $40 million, respectively, relating to events occurring in 2007 and 2005.

          An analysis of the change in net loss reserves for the first six months of 2009 and 2008 follows:

	Six Months Ended June 30,

	2009	2008

	(in millions)
At beginning of year:
Gross loss reserves	$8,124.5	$7,926.3
Less reinsurance recoverable	(775.4)	(1,026.6)

Net loss reserves	7,349.1	6,899.7

Net losses and LAE incurred in respect of losses occuring in:
Current year	1,360.6	1,355.0
Prior years	(7.0)	1.1

Total	1,353.6	1,356.1

Net losses and LAE paid	1,228.1	991.7

Foreign exchange effect	161.3	52.5

At end of period:
Net loss reserves	7,635.9	7,316.6
Plus reinsurance recoverable	788.5	928.1

Gross loss reserves	$8,424.4	$8,244.7

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

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

          Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at June 30, 2009 are adequate.

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

          For the first six months of 2009, TRH’s net operating cash inflows were $475.8 million, a decrease of $17.6 million from the same 2008 period. The decrease results, in part, from a decrease in cash received from underwriting activities and a decrease in investment income received, partially offset by a decrease in income taxes paid.

          As significant losses from catastrophes occurring in prior years remain unpaid, TRH expects that payments relating to these events will negatively impact operating cash flows in the remaining quarters of 2009 and possibly thereafter.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

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

          Of total consolidated net operating cash inflows, $149.3 million and $181.2 million were derived from international operations in the first six months of 2009 and 2008, respectively. In each of these periods, the London branch was the most significant source of international net operating cash inflows.

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

          TRH’s stockholders’ equity totaled $3.55 billion at June 30, 2009, an increase of $351.1 million from year-end 2008. The net increase consisted primarily of net income of $187.5 million and other comprehensive income of $190.7 million, partially offset by cash dividends declared of $26.2 million.

          The abovementioned other comprehensive income consisted of net unrealized appreciation of investments, net of income taxes, of $203.9 million partially offset by net unrealized foreign currency translation loss from functional currencies, net of income taxes, of $13.2 million. The net unrealized appreciation of investments, net of income taxes, is composed principally of a decrease of $155.0 million in net unrealized depreciation of fixed maturities available for sale, principally from state, municipality and political subdivision fixed maturities, and an increase of $51.7 million in net unrealized appreciation of equities available for sale. (See Note 4 for details of gross unrealized gains and losses by security type.)

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

          The Company did not repurchase shares of its common stock in the first six months of 2009 and 2008.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

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

          The operating results and financial condition of TRH have been and may continue to be adversely affected by factors related to the market disruptions referred to above, among others. The duration and severity of the downward cycle could extend further as a result of the severity of the economic difficulties being experienced around the world, including the U.S. TRH expects that this downward cycle may continue to have an adverse effect on TRH’s operating results in the future. TRH also incurred realized and unrealized market valuation losses in the first six months of 2009 and 2008 on its available for sale securities, including asset-backed fixed maturities. The impact on TRH’s operations with exposure to the residential mortgage market will be somewhat dependent on future market conditions.

          The ongoing effect of the decline in global economic conditions on TRH’s operating results, investment portfolio and overall consolidated financial condition could be adversely affected if the global economic conditions deteriorate further, although TRH attempts to mitigate these, as well as other financial and operational risks, by disciplined underwriting of a diversified book of business, generally conservative investment strategies and risk management. While TRH cannot predict with any certainty the ultimate impact the recent economic deterioration will have on TRH, these events may have a material adverse effect on TRH’s results of operations, financial condition and cash flows and the Company’s stock price.

Other Matters

          Pursuant to agreements with AIG related to TRH’s separation from the AIG Group as discussed in Secondary Public Offering of the Company’s Common Stock by American International Group, Inc., the AIG Group, immediately prior to the closing of the offering and in its capacity at that time as the holder of a majority of the outstanding shares of the Company, executed a consent to amend and restate the Company’s certificate of incorporation to increase the number of authorized shares of common stock and preferred stock to 200,000,000 and 10,000,000, respectively, among other changes. In accordance with the rules of the SEC, such restatement, and thus the increase of authorized shares, will occur on or about August 30, 2009, approximately twenty calendar days after the expected mailing of the required information statement to shareholders.

Recent Accounting Standards

          For further discussion of the following recent accounting standards and their application to TRH see Note 2 of Notes to Condensed Consolidated Financial Statements.

(a) Adoption of FSP No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
June 30, 2009

In April 2009, the FASB issued FSP 115-2. FSP 115-2 was effective for TRH on April 1, 2009.

(b) Adoption of SFAS No. 157, “Fair Value Measurements”.

In September 2006, the FASB issued SFAS 157. TRH adopted SFAS 157 on January 1, 2008.

     In October 2008 the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). TRH adopted FSP 157-3 in the third quarter of 2008.

     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 was effective for TRH on April 1, 2009.

(c) FASB Emerging Issues Task Force Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).

In November 2008, the FASB ratified EITF 08-6. EITF 08-6 was effective for TRH on January 1, 2009.

(d) SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”).

In May 2008, the FASB issued SFAS 163. SFAS 163 was effective for TRH on January 1, 2009.

(e) SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

In December 2007, the FASB issued SFAS 141R. SFAS 141R was effective for TRH on January 1, 2009.

(f) FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).

In April 2009, the FASB issued FSP 107-1. FSP 107-1 was effective for TRH on April 1, 2009.

(g) SFAS No. 165, “Subsequent Events” (“SFAS 165”).

In May 2009, the FASB issued SFAS 165. SFAS 165 was effective for TRH in the second quarter of 2009.

(h) Future Application of Accounting Standards

I. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).

II. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).

III. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).

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

          TRH calculated the VaR with respect to net fair values at each quarter end. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figures) within a one-month holding period. The calculations reflected in the table below for the period labeled “as of June 30, 2009” only have been refined compared to prior periods presented and employ a variance-covariance methodology that entails modeling the linear sensitivities of all the assets and liabilities to a broad set of systematic market risk factors and idiosyncratic risk factors. Risk factor returns are assumed to be joint-normally distributed. The most recent two years of historical changes in these risk factors are utilized. Information included in the table below for all earlier periods presented herein have been calculated using historical simulation methodology. TRH does not believe that the differences between methods materially affects an evaluation of the potential impact that market risk may have on TRH. TRH expects to use the variance-covariance methodology for future period data.

          TRH’s market risk analyses do not provide weight to risks relating to market issues such as liquidity and the credit-worthiness of investments.

          The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the six months ended June 30, 2009 and for the year ended December 31, 2008. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2009				2008

		Six Months Ended June 30,				Year Ended, December 31,
	As of June 30,				As of December 31,
		Average	High	Low		Average	High	Low

	(in millions)
Diversified	$276	$179	$276	$91	$91	$168	$200	$91
Interest rate	216	148	216	84	84	160	194	84
Equity	85	102	138	83	83	70	83	58
Currency	79	61	79	47	57	37	57	28

Part I – Item 4

Transatlantic Holdings, Inc. and Subsidiaries
Controls and Procedures

          Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II – Item 1A. Risk Factors

          The risks described below could materially affect Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries “TRH”) business, results of operations, cash flows or financial condition.

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

          Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer, and the ceding company’s payment of that loss and subsequent payments to the ceding company by the reinsurer. TRH is required by applicable insurance laws and regulations and generally accepted accounting principles in the United States (“GAAP”) to establish liabilities on its consolidated balance sheet for payment of losses and loss adjustment expenses (“LAE”) that will arise in the future from its reinsurance products for losses that have occurred as of the balance sheet date. Under GAAP, TRH is not permitted to establish liabilities until an event occurs that may give rise to a loss. Once such an event occurs, liabilities are established in TRH’s financial statements for its losses, based upon estimates of losses incurred by the ceding companies. As a result, only liabilities applicable to losses incurred up to the reporting date may be established, with no allowance for the provision of a contingency reserve to account for expected or unexpected future losses. Losses arising from future events will be estimated and recognized at the time the losses occur. Although TRH annually reviews the adequacy of its established reserves for losses and LAE, there can be no assurance that TRH’s loss reserves will not develop adversely and have a material effect on TRH’s results of operations. To the extent these liabilities may be insufficient to cover actual losses or LAE, TRH will have to add to these liabilities and incur a charge to its earnings, which could have a material adverse effect on TRH’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a further discussion of the risks and uncertainties relating to loss reserves.

A downgrade in the ratings assigned to TRH’s operating subsidiaries could adversely affect TRH’s ability to write new business and may adversely impact TRH’s existing agreements.

          Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), and A.M. Best Company (“Best”) are generally considered to be significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Financial strength and credit ratings by these rating agencies are important factors in establishing a competitive position for insurance and reinsurance companies. Financial strength ratings measure a company’s ability to meet its insurance and reinsurance obligations to contract holders. Credit ratings measure a company’s ability to repay its debt obligations and directly affect the cost and availability of unsecured financing. Ratings are subject to periodic review at the discretion of each respective rating agency and may be revised downward or revoked at their sole discretion. Rating agencies also may increase their scrutiny of rated companies, revise their rating standards or take other action. In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer or an affiliated company. Therefore, a downgrade of a rating of the Company or its operating subsidiaries may dissuade a ceding company from reinsuring with TRH in the future and may influence a ceding company to reinsure with one of TRH’s competitors that has a higher financial strength rating. In general, if the insurer financial strength ratings and/or financial strength ratings of Transatlantic Reinsurance Company (“TRC”), Putnam Reinsurance Company (“Putnam”) or Trans Re Zurich (“TRZ”) from these rating agencies fall below “A-,” certain rating agency triggers in TRH’s contracts would allow customers to elect to take a number of actions such as 1) terminating the contracts on a run-off or cut-off basis; 2) requiring TRH to post collateral for all or a portion of the obligations; or 3) require commutation under the contract as described below. A downgrade of TRH’s debt ratings may also increase future borrowing costs.

          S&P maintains a counterparty credit rating and insurer financial strength rating of “A+” (Strong) on each of TRC, Putnam, and TRZ. The Company’s counterparty credit rating is “BBB+”. The outlooks for these ratings are stable. The Company’s senior unsecured debt rating is “BBB+”. On May 29, 2009, S&P affirmed all of these ratings. The counterparty credit rating and insurer financial strength rating “A+” represents the fifth highest level. The counterparty credit rating “BBB+” represents the eighth highest level.

          Moody’s maintains an insurance financial strength rating of “Aa3” (Excellent) on TRC and a senior unsecured debt rating of “A3” on the Company. On June 4, 2009, Moody’s announced that it had placed the “Aa3” insurance financial strength rating of TRC, as well as the “A3” rating on senior unsecured debt of the Company on review for possible downgrade. Moody’s stated that “its ratings review will focus on Transatlantic’s catastrophe risk exposure and tolerance relative to its capitalization and prospective financial metrics relative to Moody’s benchmarks, as well as its balance of business across geographies and products.” Moody’s also stated that “if Transatlantic were to be downgraded at the conclusion of the ratings review, the company’s ratings would most likely be lowered by one notch” and that it “expects to complete its review of Transatlantic within 90 days.” The insurance financial strength rating “Aa3” is the fourth highest rating level and the senior unsecured debt rating “A3” is the seventh highest level.

          Best maintains financial strength ratings on TRC, Putnam and TRZ of “A (Excellent)” and issuer credit ratings of “a”. Best maintains an issuer credit rating of “bbb” on the Company. On May 11, 2009, Best affirmed all of these ratings. All of these ratings have negative outlooks. The financial strength rating “A (Excellent)” represents the third highest rating level. The issuer credit rating “a” represents the sixth highest rating level and the issuer credit rating “bbb” represents the ninth highest rating level.

          All of these ratings are current opinions of S&P, Moody’s and Best, respectively. As such, they may be changed, suspended or withdrawn at any time by the respective rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at the request of TRH’s management. Ratings are not a recommendation to buy, sell or hold securities or TRH’s reinsurance products and each rating should be evaluated independently of any other rating.

          A significant portion of TRH’s in-force treaty contracts as of June 30, 2009 permit the ceding company to cancel the contract on a cut-off or run-off basis if TRH’s operating subsidiaries’ financial strength rating is downgraded below a certain rating level, generally “A-”. TRC’s and TRZ’s financial strength ratings are at least two levels above the most common trigger point. In addition, contracts may also permit the ceding company to cancel the contract if there is a significant decline in the statutory surplus of TRC, generally of at least 20%.

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

          TRH may secure its obligations under its various reinsurance contracts using trusts and letters of credit. TRH may enter into agreements with ceding companies that require TRH to provide collateral for its obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where TRH’s obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on TRH’s ratings, and a downgrade of TRH’s ratings or a failure to achieve a certain rating may increase the amount of collateral TRH is required to provide. TRH may provide the collateral by delivering letters of credit to the ceding company, depositing assets into a trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract. The amount of collateral TRH is required to provide typically represents all or a portion of the obligations TRH may owe the ceding company, often including estimates made by the ceding company of incurred but not reported claims. Since TRH may be required to provide collateral based on the ceding company’s estimate, TRH may be obligated to provide collateral that exceeds TRH’s estimates of the ultimate liability to the ceding company. An increase in the amount of collateral TRH is obligated to provide to secure its obligations may have an adverse impact on TRH’s ability to write additional reinsurance.

If TRH’s risk management methods and pricing models are not effective, TRH’s financial condition, results of operations and cash flows could be materially adversely affected.

          TRH’s property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters, including those that may result from terrorist activity. TRH is also exposed to multiple insured losses arising out of a single occurrence that have the potential to accumulate to material amounts and affect multiple risks/programs and classes of business. TRH uses modeling techniques to manage certain of such risks to acceptable limits, although current techniques used to estimate the exposure may not accurately predict the probability of such an event or the extent of resulting losses. In addition, TRH may purchase retrocession protection designed to limit the amount of losses that it may incur. Retrocession arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom TRH assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH. Moreover, from time to time, market conditions may limit and in some cases prevent reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their risk management. It is likely that TRH will face more difficulty obtaining certain retrocession protection in the future given current market conditions, and will also be required to pay higher prices for such protections than in the recent past. If TRH is unable to obtain retrocessional coverage in the amounts it desires or on acceptable terms, TRH’s capacity and appetite for risk could change, and TRH’s financial condition, results of operations and cash flows may be materially adversely affected.

          Various provisions of TRH’s contracts, such as limitations to or exclusions from coverage or choice of legal forum, may not be enforceable in the manner TRH intends, due to, among other things, disputes relating to coverage and choice of legal forum. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently difficult to predict and are beyond TRH’s control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed TRH’s expectations, which could have a material adverse effect on TRH’s financial condition, results of operations and cash flows.

The property and casualty reinsurance business is historically cyclical, and TRH expects to experience periods with excess underwriting capacity and unfavorable pricing.

          Historically, property and casualty reinsurers have experienced significant fluctuations in operating results. Demand for reinsurance is influenced significantly by underwriting and investment results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies’ decisions as to the amount or portion of risk that they retain for their own accounts and consequently how much they decide to cede to reinsurance companies. The supply of reinsurance is related to prevailing prices, the levels of insured losses, and levels of industry surplus, among other factors, that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. In addition, the supply of reinsurance is affected by a reinsurer’s confidence in its ability to accurately assess the probability of expected underwriting outcomes, particularly with respect to catastrophe losses. As a result, the property and casualty reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable pricing.

          The cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile and unpredictable developments, including what TRH believes to be a trend of courts to grant increasingly larger awards for certain damages, changes in the political, social or economic environment, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), man-made disasters (such as those arising from terrorist activities), fluctuations in interest rates, changes in the investment environment that affect market prices of and returns on investments and inflationary pressures that may affect the size of losses experienced by primary insurers. TRH cannot predict whether market conditions will improve, remain constant or deteriorate. Unfavorable market conditions may affect TRH’s ability to write reinsurance at rates that TRH considers appropriate relative to the risk assumed. If TRH cannot write property and casualty reinsurance at appropriate rates, TRH’s ability to transact reinsurance business would be significantly and adversely affected.

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

          Competition in the types of reinsurance in which TRH is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, the ratings of S&P, Moody’s and Best, the states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer, capacity and coverages offered, premiums charged, specific terms and conditions of the reinsurance offered, services offered, speed of claims payment and reputation and experience in the lines of business underwritten.

          TRH competes in the U.S. and international reinsurance markets with numerous major international reinsurance companies and numerous domestic reinsurance companies, some of which have greater resources than TRH or operate in different regulatory jurisdictions and tax environments. TRH’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, domestic and European underwriting syndicates and in some instances government-owned or subsidized facilities. Certain of these competitors have been operating substantially longer than TRH has and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage.

          Traditional reinsurers as well as capital market participants from time to time produce alternative products or reinsurance vehicles (such as reinsurance securitizations, catastrophe bonds and various derivatives such as swaps and sidecars) that may compete with certain types of reinsurance, such as property catastrophe. Hedge funds may provide reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business. Over time, these numerous initiatives could significantly affect supply, pricing and competition in the reinsurance industry.

          In January 2007, Florida enacted legislation that doubled the aggregate reinsurance capacity of the Florida Hurricane Catastrophe Fund (“FHCF”), the reinsurance facility established by the state, from $16 billion to approximately $32 billion. In addition, the legislation reduced the industry loss retention level from $6 billion to $5 billion, $4 billion or $3 billion, as determined by participants. During the 2008 to 2009 hurricane seasons, the legislation also adds coverage above and below the existing FHCF program. Under the Florida legislation, the state-run insurer of last resort, Citizens Property Insurance Corporation, was authorized to increase its underwriting capacity and charge lower rates. In addition, Citizens Property Insurance Corporation has recently obtained approval to write commercial property insurance business. The increase in capacity, lower retention levels and authorization to write commercial property insurance may lead to an increase in government-sponsored entities’ share of Florida’s property catastrophe reinsurance market. Other U.S. states are considering similar legislation. This measure and similar measures may reduce the demand for catastrophe reinsurance within the Florida market and other markets in which similar legislation is passed, which may compel current market participants to seek greater participation in other regions and thus increase competition in other regions such as Latin America, the Caribbean, and the coastal Mid-Atlantic and New England states.

A limited number of brokers account for a large portion of TRH’s revenues; the loss of all or a substantial portion of the business provided by them may have an adverse effect on TRH.

          The great majority of TRH’s business from non-related parties is written through brokers. In 2008, companies controlled by Aon Corporation and Marsh & McLennan Companies, Inc. accounted for 27% and 15% of TRH’s consolidated revenues, respectively, and, accounted for 25% and 14%, respectively, of total gross premiums written. In addition, TRH’s largest 10 brokers accounted for 58% of total gross premiums written in 2008. These brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with TRH. The loss of all or a substantial portion of the business provided by its brokers could have a material adverse effect on TRH.

Liquidity risk represents TRH’s potential inability to meet all payment obligations when they become due.

          TRH’s liquidity could be impaired by unforeseen significant outflows of cash. This situation may arise due to circumstances specific to TRH or that TRH may be unable to control, such as a general market disruption or an operational problem that affects third parties or TRH. The Company depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund payments on its obligations, including debt obligations. Regulatory and other legal restrictions may limit TRH’s ability to transfer funds freely, either to or from its subsidiaries. In particular, certain of TRH’s branches or subsidiaries are subject to laws and regulations, including those in foreign jurisdictions, that authorize regulatory bodies to block or reduce transfers of funds to the home office in the U.S. or TRH’s affiliates. These laws and regulations may hinder TRH’s ability to access funds that it may need to make payments on its obligations.

          Certain of TRH’s investments may become illiquid. TRH’s investments include fixed maturities (including asset-backed securities), equity investments and limited partnerships (including alternative investments and private equities). The current disruption in the credit and financial markets may materially affect the liquidity of TRH’s investments, including residential mortgage-backed securities (“RMBS”) which represent 2.4% of total investments as of June 30, 2009. If TRH requires significant amounts of cash on short notice in excess of normal cash requirements in a period of market illiquidity, then TRH may have difficulty selling investments in a timely manner or may be forced to dispose of them for less than what TRH might otherwise have been able to under other conditions.

          Furthermore, TRH does not currently have a credit facility to help it respond to any liquidity problems it may encounter, and TRH expects that it will be difficult to obtain a credit facility in the short term. In addition, the current disruptions in the credit and financial markets, combined with the recent decline in the Company’s stock price, will make it more difficult for TRH to raise cash in the capital markets.

Concentration of TRH’s investment portfolios in any particular segment of the economy may have adverse effects.

          Concentration of TRH’s investment portfolios in any particular industry, group of related industries, asset classes, such as RMBS, or geographic sector could have an adverse effect on TRH’s investment portfolios and consequently on TRH’s consolidated results of operations or financial condition. While TRH seeks to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may have a greater adverse effect on investment portfolios to the extent that the portfolios are concentrated rather than diversified. Further, TRH’s ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.

The valuation of TRH’s investments includes methodologies, estimations and assumptions which are subject to differing interpretations; these differing interpretations could result in changes to investment valuations that may adversely affect TRH’s results of operations or financial condition.

          The vast majority of TRH’s investments are fixed maturity investments, which are subject to the classification provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 requires assets recorded at fair value in the consolidated balance sheet to be measured and classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair values.

•	Level 1 assets use fair value measurements that are quoted prices (unadjusted) in active markets that TRH has the ability to access for identical assets.

•

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

•

Level 3 assets use fair value measurements based on valuation techniques that use at least one significant input that is unobservable. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. At June 30, 2009, TRH classified $163.0 million of assets measured at fair value on a recurring basis as Level 3. This represented 1.7% of total assets measured at fair value on a recurring basis.

          Securities that are less liquid are more difficult to value and trade. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the securities in TRH’s investment portfolio, if trading becomes less frequent or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and judgment of TRH’s management. In addition, prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.

          As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated, thereby resulting in values which may be greater or less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within TRH’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on TRH’s results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in this Quarterly Report on Form 10-Q for a further discussion of the risks and uncertainties relating to critical accounting estimates.

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

          Other-than-temporary impairments for all investments other than fixed maturities are recognized through earnings as a realized capital loss. Following the adoption of Financial Accounting Standards Board Staff Position No. FAS 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), at each balance sheet date, TRH recognizes an other-than-temporary impairment on a fixed maturity in an unrealized loss position if (1) TRH intends to sell the security; (2) it is more likely than not TRH will be required to sell the security prior to an anticipated recovery in fair value, in order to meet a liquidity, regulatory or other business need; or (3) TRH determines it will not recover the entire amortized cost basis of the security.

          If TRH intends to sell an impaired fixed maturity, or if it is more likely than not it will have to be sold, the total amount of the unrealized loss position is recognized in earnings as a realized capital loss. On a quarterly basis, TRH develops for fixed maturities, a best estimate of the present value of expected cash flows on a security by security basis. TRH recognizes an other-than-temporary impairment equal to the difference between the present value of expected cash flows and the amortized cost basis of the security, if the results of the cash flow analysis indicates TRH will not recover the full amount of its amortized cost basis in the investment. This amount is the credit component of the other-than-temporary impairment and is recorded in earnings as a realized capital loss. The difference between the total unrealized loss position on the security and the other-than-temporary impairment amount recognized in earnings is non-credit related and is recorded in other comprehensive income as “net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken”.

          If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the security to recovery no longer existed.

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

          An investment is impaired if its fair value falls below its cost or amortized cost. The determination of whether an impairment is other-than-temporary is subjective and involves considerable judgment and the consideration of various factors and circumstances. The significant factors include:

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

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity” included in this Quarterly Report on Form 10-Q for a further discussion of the risks and uncertainties relating to critical accounting estimates and TRH’s investment portfolio.

The impact of governmental actions made in response to the economic crisis on TRH is difficult to determine at this time.

          In response to the financial crises affecting the credit and financial markets and concern about certain financial institutions’ ongoing viability, numerous regulatory and governmental actions have been taken or proposed. Within the U.S., the Federal Reserve has taken action through reduced federal funds rates and the expansion of acceptable collateral for its loans to provide additional liquidity. Numerous financial institutions have received and may continue to receive capital both in the form of emergency loans and direct U.S. Government equity investments. In addition, in February 2009, the U.S. Congress passed a $787 billion “economic stimulus” plan. Within the United Kingdom and Europe, similar actions, including interest rate cuts and capital injections into financial institutions, have been undertaken. It is possible that some of TRH’s competitors may participate in some of these programs.

          An additional regulatory concern involving RMBS is “cram-down legislation” which had been under consideration in the U.S. Congress and may again resurface in the future. If enacted, such legislation would reallocate losses from defaults on the underlying residential mortgages across all tranches of the security, effectively negating the contractual terms of the security. TRH has investments in RMBS. Should this legislation become law, certain securities held by TRH could be put at greater risk for loss and could be downgraded to below investment grade by one or more rating agencies.

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

          Ongoing disruption and volatility in the global capital and credit markets and in the overall economy affects TRH’s business in a number of ways, including the following:

•	disruption in the capital and credit markets may increase claims activity in TRH’s reinsurance lines, such as D&O, E&O, credit and, to a limited extent, mortgage guaranty business

•	significant fluctuations in the fixed maturities, asset-backed securities and equities markets could reduce TRH’s investment returns and the value of its investment portfolio

•	volatility in the capital and credit markets makes it more difficult to access those markets, if necessary, to maintain or improve TRH’s financial strength and credit ratings or to generate liquidity

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

          TRH’s principal invested assets are fixed maturity investments and other interest rate sensitive securities, which are subject to the market risk of potential losses from adverse changes in interest rates, credit spreads or trading liquidity and may also be adversely affected by foreign currency exchange rate fluctuations. Depending on TRH’s classification of investments as available for sale or other, changes in the fair value of TRH’s securities are reflected in its consolidated balance sheet and/or statement of operations. TRH’s investment portfolio is also subject to credit risk resulting from adverse changes in the issuers’ ability to repay the debt or the ability of bond insurers to meet their obligations to provide insurance if an issuer is unable to repay its debt. Moreover, many issuers are facing liquidity pressures as a result of the current economic downturn and, in turn, may be subject to downgrades by the credit rating agencies in the future. These risks could materially adversely affect TRH’s results of operations and financial condition.

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

          TRH’s reinsurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to reinsurers and their stockholders and other investors, and relates to authorization to transact certain lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control and a variety of other financial and non-financial components of an insurance company’s business.

          In recent years, the state insurance regulatory framework in the U.S. has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance and reinsurance companies and insurance holding companies. Further, the National Association of Insurance Commissioners (the “NAIC”) and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Any proposed or future legislation or NAIC initiatives may be more restrictive than current regulatory requirements or may result in higher costs.

          Within the European Union (the “EU”), the EU Reinsurance Directive of November 2005 (the “Directive”) was to be phased in commencing October 2007 and fully implemented no later than October, 2008. As of June 30, 2009, all EU members have officially adopted the Directive. The Directive requires member countries to lift barriers to trade within the EU for companies that are domiciled in an EU country. TRH operates within the EU through a series of foreign branches and continues to evaluate the potential impact of the implementation of the Directive which could vary from country to country. TRH has contacted insurance regulators throughout the EU to ascertain their regulatory intent and to discuss each country’s rule applicable to TRH. Currently, TRH continues to conduct business within the EU through its foreign branches with no significant impact on its operations. As each country within the EU adopts rules implementing the Directive, TRH could be materially adversely affected by the adopted rules. TRH may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries implementing the Directive.

          In addition to the Directive, the EU is phasing in a new regulatory regime for regulation of financial services known as “Solvency II.” Solvency II is a principles-based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements of insurers and reinsurers. Solvency II is scheduled to be introduced for insurers and reinsurers in 2010 and implemented by 2012. TRH could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustment to TRH’s corporate operating structure.

          Traditionally, regulatory and legislative changes affecting the insurance and reinsurance industries, as well as the financial services industry as a whole, are conducted in an organized and structured manner encompassing the issuance of draft legislation or regulations and a significant period for review, evaluation and comment by the industry and markets. As a result of the displacement in the financial markets and its impact on the insurance and reinsurance industry, legislators and/or regulators may feel compelled to pass new rules in an expedited manner without the normal review periods. The passage of new regulatory rules on an expedited basis may have a materially adverse impact on TRH if those rules increase the cost of doing business or restrict TRH’s ability to underwrite certain lines of business and/or make certain investments without providing TRH with the normal amount of time to review the new rules, assess their impact on TRH and allow TRH to alter its business strategies or restructure in the most efficient manner.

TRH’s offices that operate in jurisdictions outside the U.S. are subject to certain limitations and risks that are unique to foreign operations.

          TRH’s international operations are also regulated in various jurisdictions with respect to licensing requirements, currency, amount and type of security deposits, amount and type of reserves, amount and type of local investments and other matters. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possibilities of tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted. In addition, TRH’s results of operations and net unrealized currency translation gain or loss (a component of accumulated other comprehensive income) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

The loss of key personnel could adversely affect TRH’s results of operations, financial condition and cash flows.

          TRH relies upon the knowledge and talent of its employees to successfully conduct business. The decline in the Company’s common stock price, particularly since mid-September of 2008, has reduced the value of equity awards previously made to key employees. TRH has implemented a retention program to seek to keep certain of its key employees, but there can be no assurance that the program is sufficient or will be effective. A loss of key personnel could have a material effect on TRH’s results of operations, financial condition and cash flows in future periods.

Recent transactions by American International Group, Inc. (“AIG”, and collectively with its subsidiaries, the “AIG Group”) may be deemed a change in control of TRH, in which case certain of TRH’s counterparties may acquire certain rights, which could negatively affect TRH.

          In the second half of 2008, the AIG Group, which then owned approximately 59% of the Company’s common stock, experienced an unprecedented strain on its liquidity. This strain led to a series of transactions between AIG and the Federal Reserve Bank of New York (the “NY Fed”) and the U.S. Department of the Treasury. On September 22, 2008, AIG entered into an $85 billion credit agreement (subsequently reduced to $60 billion) with the NY Fed. Subsequently, AIG announced its intention to dispose of its interest in TRH. On June 10, 2009, the AIG Group sold 29.9 million shares of the Company’s common stock in a secondary offering (the “Offering”), which reduced AIG’s beneficial ownership of the Company from approximately 59% to approximately 13.9%.

          TRH is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (the “Applicable Arrangements and Authorizations”) that contain provisions giving counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries.

          The transactions that the AIG Group has entered into with the NY Fed and/or the Offering may be deemed to have constituted a change in control of TRH under a significant portion of TRH’s reinsurance agreements.

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

          Whether a ceding company would have cancellation rights in connection with the Offering depends upon the language of its agreement with TRH. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company’s views with respect to the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH’s ratings.

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

          With respect to reinsurance agreements between TRH and the AIG Group, the AIG Group agreed, in connection with the Offering, to waive its rights to collateralization and commutation in connection with a change in control of TRH related to the Offering.

          As of June 30, 2009, TRH estimates that with respect to a change in control of TRH, approximately $580 million of unearned premiums, which is net of estimated commissions, could be subject either to return to the ceding company should every cedant exercise its contractual termination right, including the right of commutation, or collateralization in the event of a change in control. Of such amount, $100 million relates to unearned premiums net of estimated commissions from treaties with AIG subsidiaries.

          With respect to unpaid losses and LAE (“gross loss reserves”) as of June 30, 2009, approximately $1.21 billion of gross loss reserves are subject to commutation or collateralization in the event of a change in control. Of such amounts, $650 million relates to gross loss reserves from treaties assumed from AIG subsidiaries. Should cedants invoke the right to commute, an amount would be payable by TRH to the respective ceding companies representing both a return of unearned premiums and a settlement of loss reserves.

          TRH may engage in discussions and activities with counterparties to take necessary actions to remedy, amend or comply with the provisions of the Applicable Arrangements and Authorizations. However, TRH cannot presently predict the effects, if any, a change in control will have on the Applicable Arrangements and Authorizations, including the extent to which cancellation rights would be exercised, if at all, or on TRH’s financial condition, results of operations, or cash flows, but such effect could be material. As of June 30, 2009, no cedants have notified TRH of their intention to exercise any cancellation rights they may have as a result of the Offering.

          Based upon the facts and circumstances known to TRH as of the date of this Quarterly Report on Form 10-Q, TRH does not believe that the exercise of rights, if any, accruing to counterparties as a result of the transactions that the AIG Group has entered into with the NY Fed, will have a material impact on TRH. If, however, these actions, individually or collectively, or the Offering are deemed a change in control under the Applicable Arrangements and Authorizations, TRH’s business may be materially adversely affected.

Future sales of the Company’s common stock, or the perception in the public markets that these sales may occur, could depress the price of the Company’s common stock.

          Sales of substantial amounts of the Company’s common stock in the public market, or the perception that these sales could occur, could adversely affect the price of the Company’s common stock and could impair TRH’s ability to raise capital through the sale of additional shares. In connection with the Offering, TRH entered into a registration rights agreement with the AIG Group. The registration rights agreement provides the AIG Group with registration rights relating to the remaining shares of the Company’s common stock held by the AIG Group. The AIG Group may require TRH to register under the federal securities law all or a portion of these shares. The registration rights are subject to certain limitations, including TRH’s right to temporarily suspend the registration of the shares. If the AIG Group exercises its registration rights and sells a large number of shares of the Company’s common stock, the AIG Group could cause the price of the Company’s common stock to decline.

Provisions in the Company’s certificate of incorporation and by-laws and the insurance laws of the jurisdictions in which TRH operates could discourage another company from acquiring TRH and may prevent attempts by the Company’s stockholders to replace or remove TRH’s current management.

          Some provisions of the Company’s certificate of incorporation and by-laws may have the effect of delaying, discouraging or preventing a merger, acquisition or other change in control that the Company’s stockholders may consider favorable, including transactions in which stockholders may receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove TRH’s current management by making it more difficult for stockholders to replace or remove the Company’s board of directors. These provisions include:

•	the Company’s board of directors’ ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval

•	limitations on the ability of stockholders to call special meetings

          In addition, at any time and without stockholder approval, the Company’s board of directors may amend the Company’s by-laws in a manner that has the effect of delaying, discouraging or preventing a merger, acquisition or other change in control that the Company’s stockholders may consider favorable, including transactions in which stockholders may receive a premium for their shares.

          TRH is also subject to the laws governing insurance holding companies of various states and countries where TRH’s reinsurance subsidiaries are domiciled. Under these laws, a person generally must obtain the applicable insurance regulator’s approval to acquire, directly or indirectly, ten percent (or sometimes five percent) or more of the outstanding voting securities of TRH’s reinsurance subsidiaries. These laws may prevent, delay or defer a change in control of the Company or TRH’s reinsurance company subsidiaries.

The market price of the Company’s common stock has been volatile and may continue to be volatile, which may make it difficult or impossible for stockholders to obtain a favorable selling price for their shares.

          The Company’s common stock price has been volatile. Volatility in the market price of the Company’s common stock may prevent stockholders from being able to sell their shares at or above the price they paid for their shares. TRH currently expects that the Company’s common stock price may continue to be volatile due to factors such as:

•	general market and economic conditions

•	actual or anticipated variations in operating results

•	investor perceptions of TRH and the reinsurance industry

•	natural or manmade catastrophes

•	war, terrorist acts and epidemic disease

•	changes in financial estimates or recommendations by stock market analysts regarding TRH or its competitors

•	possible losses of large customers

•	future sales of the Company’s common stock

          The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like TRH. These broad market and industry factors may materially reduce the market price of the Company’s common stock, regardless of TRH’s operating performance.

The Company is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to meet its financial and other obligations.

          The payment of dividends by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Such dividends are limited by statutory formula unless otherwise approved by the New York State Insurance Department. The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. While the June 30, 2009 statutory statements will be filed with regulators on or before August 15, 2009, in accordance with the statutory formula based on estimated June 30, 2009 amounts, TRC could pay dividends of approximately $365 million without regulatory approval.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of June 30, 2009, 170,050 shares may still be purchased pursuant to this authorization. No shares were purchased in the second quarter of 2009. The preceding does not include 884 shares relating to restricted stock units (“RSU”) in each of the three and six months ended June 30, 2009 that were attested to in satisfaction of withholding taxes relating to the issuance of the Company’s shares for vested RSUs by holders of Transatlantic Holdings, Inc.’s employee RSU’s.

Part II – Item 4. Submissions of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 21, 2009, the stockholders:

(a) elected seven directors for a one year term, as follows:

NOMINEE	SHARES FOR	SHARES WITHHELD

Ian H. Chippendale	65,234,930	346,064
John G. Foos	65,256,690	324,304
John L. McCarthy	65,236,152	344,842
Robert F. Orlich	65,163,873	417,121
William J. Poutsiaka	65,262,200	318,794
Richard S. Press	65,234,878	346,116
Thomas R. Tizzio	58,174,456	7,406,538

(b) approved, by a vote of 63,197,678 shares in favor to 1,390,433 shares opposed, with 299,861 abstentions, 693,022 broker non-votes and 783,364 shares not voting, a proposal to adopt the 2009 Long Term Equity Incentive Plan.

(c) approved, by a vote of 65,472,077 shares in favor to 104,812 shares opposed, with 4,105 abstentions and 783,364 shares not voting, a proposal to ratify the selection of PricewaterhouseCoopers LLP as Transatlantic Holdings, Inc.’s independent registered public accounting firm for 2009.

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
Officer (Principal Financial and Accounting
Officer)

Dated: August 7, 2009

Exhibit Index

Exhibit Number	Description	Location

3.1	Certificate of Incorporation, as amended through April 19, 1990.	Filed as an exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated May 25, 1999.	Filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.

3.2	Amended and Restated By-Laws, as of September 27, 2007.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated October 3, 2007 and incorporated herein by reference.

10.1	Transatlantic Holdings, Inc. 2009 Long Term Equity Incentive Plan, dated May 21, 2009.	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 1-10545) dated May 21, 2009 and incorporated by herein by reference.

10.2	Master Separation Agreement by and among American International Group, Inc., American Home Assurance Company and Transatlantic Holdings, Inc., dated May 28, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated May 28, 2009 and incorporated by reference.

10.3	Transition Services Agreement by and among American International Group, Inc., and Transatlantic Holdings, Inc., dated June 4, 2009.	Filed herewith.

10.4	Stockholders Agreement by and among American International Group, Inc., American Home Assurance Company and Transatlantic Holdings, Inc., dated June 4, 2009.	Filed herewith.

Exhibit Number	Description	Location

10.5	Registration Rights Agreement by and among American International Group, Inc., American Home Assurance Company and Transatlantic Holdings, Inc., dated June 4, 2009.	Filed herewith.

10.6	Voting Agreement by and between Transatlantic Holdings, Inc. and Davis Selected Advisors L.P., dated June 8, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated June 10, 2009 and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Provided herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Provided herewith.