Form 10-Q
period 2009-09-30
TRANSATLANTIC HOLDINGS INC
filed 2009-11-09
CIK 862510

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

YES ☐                 NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009. 66,385,143.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
Index to Form 10-Q

Part I – Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
(Unaudited)

	2009	2008

	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2009-$1,288,748; 2008-$1,210,432)	$1,215,358	$1,218,603
Available for sale, at fair value (amortized cost: 2009-$8,964,949; 2008-$8,294,813)	9,252,135	8,013,071
Equities, available for sale, at fair value:
Common stocks (cost: 2009-$410,013; 2008-$479,714)	468,262	425,645
Nonredeemable preferred stocks (cost: 2009-$34,330; 2008-$102,804)	36,186	98,230
Other invested assets	273,042	243,795
Short-term investments, at cost (approximates fair value)	574,648	230,213

Total investments	11,819,631	10,229,557
Cash and cash equivalents	310,447	288,920
Accrued investment income	150,167	141,563
Premium balances receivable, net	602,551	665,187
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	818,630	790,499
Deferred acquisition costs	251,999	239,610
Prepaid reinsurance premiums	108,755	84,238
Deferred income taxes	388,660	692,345
Other assets	200,557	245,019

Total assets	$14,651,397	$13,376,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$8,505,555	$8,124,482
Unearned premiums	1,287,251	1,220,133
5.75% senior notes due December 14, 2015	697,124	722,243
Other liabilities	118,407	111,860

Total liabilities	10,608,337	10,178,718

Commitments and contingent liabilities

Preferred Stock, $1.00 par value; shares authorized: 2009-10,000,000; 2008-5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 2009-200,000,000; 2008-100,000,000; shares issued: 2009-67,374,043; 2008-67,353,258	67,374	67,353
Additional paid-in capital	275,195	268,027
Accumulated other comprehensive income (loss)	206,804	(257,690)
Retained earnings	3,515,606	3,142,449
Treasury Stock, at cost: 988,900 shares of common stock	(21,919)	(21,919)

Total stockholders’ equity	4,043,060	3,198,220

Total liabilities and stockholders’ equity	$14,651,397	$13,376,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands, except per share data)
Revenues:
Net premiums written	$972,572	$1,094,182	$3,026,014	$3,118,319
Decrease (increase) in net unearned premiums	35,510	(67,251)	(13,133)	(51,504)

Net premiums earned	1,008,082	1,026,931	3,012,881	3,066,815

Net investment income	123,205	110,433	344,224	348,135

Realized net capital gains (losses):
Total other-than-temporary impairments	(21,946)	(124,191)	(88,182)	(202,416)
Less: other-than-temporary impairments recognized in other comprehensive income (loss)	6,093	—	6,565	—

Other-than-temporary impairments charged to earnings	(15,853)	(124,191)	(81,617)	(202,416)
Other realized net capital gains (losses)	22,453	(33,413)	2,161	(30,107)

Total realized net capital gains (losses)	6,600	(157,604)	(79,456)	(232,523)

Gain on early extinguishment of debt	—	—	9,878	—

Total revenues	1,137,887	979,760	3,287,527	3,182,427

Expenses:
Net losses and loss adjustment expenses	657,765	848,258	2,011,426	2,204,313
Net commissions	222,854	241,705	703,987	739,008
Decrease (increase) in deferred acquisition costs	6,867	(8,215)	(6,770)	(8,723)
Other underwriting expenses	38,671	33,638	107,214	97,854
Interest on senior notes	10,137	10,861	30,432	32,577
Other, net	5,514	7,197	17,272	18,982

Total expenses	941,808	1,133,444	2,863,561	3,084,011

Income (loss) before income taxes	196,079	(153,684)	423,966	98,416
Income taxes (benefits)	42,816	(46,163)	83,183	551

Net income (loss)	$153,263	$(107,521)	$340,783	$97,865

Net income (loss) per common share:
Basic	$2.31	$(1.62)	$5.13	$1.48
Diluted	2.28	(1.62)	5.10	1.47

Cash dividends declared per common share	$0.20	$0.19	$0.59	$0.54

Weighted average common shares outstanding:
Basic	66,384	66,265	66,374	66,252
Diluted	67,081	66,265	66,821	66,762

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2009	2008

	(in thousands)

Net cash provided by operating activities	$776,548	$901,731

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	487,713	2,794,577
Proceeds of fixed maturities available for sale redeemed or matured	464,909	512,559
Proceeds of fixed maturities held to maturity redeemed	—	25,000
Proceeds of equities available for sale sold	802,418	801,756
Purchase of fixed maturities available for sale	(1,225,548)	(3,498,192)
Purchase of equities available for sale	(722,908)	(825,527)
Net purchase of other invested assets	(24,784)	(22,772)
Net sales in securities lending invested collateral	—	572,356
Net purchase of short-term investments	(490,832)	(174,395)
Change for securities in course of settlement	1,103	(129,228)
Other, net	(16,456)	2,581

Net cash (used in) provided by investing activities	(724,385)	58,715

Cash flows from financing activities:
Net change in securities lending payable	—	(841,300)
Dividends to stockholders	(38,497)	(33,791)
Common stock issued	(108)	747
Repurchase of senior notes	(15,479)	—
Other, net	1,453	566

Net cash used in financing activities	(52,631)	(873,778)

Effect of exchange rate changes on cash and cash equivalents	21,995	(3,877)

Change in cash and cash equivalents	21,527	82,791
Cash and cash equivalents, beginning of period	288,920	255,432

Cash and cash equivalents, end of period	$310,447	$338,223

Supplemental cash flow information:
Income taxes paid, net	$(42,751)	$(104,310)
Interest paid on senior notes	(20,110)	(21,563)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)

Net income (loss)	$153,263	$(107,521)	$340,783	$97,865

Other comprehensive income (loss):
Net unrealized appreciation (depreciation) of investments, net of tax:
Net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken	(6,093)	—	(6,565)	—
Net unrealized holding gains (losses) on all other securities	499,309	(471,111)	730,002	(794,285)
Reclassification adjustment for (gains) losses included in net income (loss)	(12,219)	161,907	71,294	222,594
Deferred income tax (charge) benefit on above	(168,348)	108,222	(278,155)	200,092

	312,649	(200,982)	516,576	(371,599)

Net unrealized currency translation gain (loss), net of tax:
Net unrealized currency translation gain (loss)	50,271	(108,025)	29,974	(49,799)
Deferred income tax (charge) benefit on above	(17,595)	37,809	(10,491)	17,430

	32,676	(70,216)	19,483	(32,369)

Other comprehensive income (loss)	345,325	(271,198)	536,059	(403,968)

Comprehensive income (loss)	$498,588	$(378,719)	$876,842	$(306,103)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transatlantic Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009
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

          TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, other-than-temporary impairments (“OTTI”) of investments, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH’s condensed consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected, possibly materially.

          Subsequent events through the filing of this Form 10-Q on November 9, 2009, were evaluated for potential recognition or disclosure in the financial statements.

          Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

(a) Third Quarter 2009 Corrections of Amounts Previously Reported

I. Correction of Cumulative Effect Adjustment (“CEA”) Related to the Adoption of Accounting Guidance Related to Other-Than-Temporary Impairment of Fixed Maturities

             In the second quarter of 2009, TRH recorded a CEA of $139.8 million, or $90.9 million, net of tax, in connection with the adoption of new accounting guidance related to OTTI on fixed maturities that was effective April 1, 2009. See further discussion in Note 2. In the third quarter of 2009, an error was discovered relating to the discount rate that was applied to the future cash flows used in the CEA calculation. The correct CEA is $110.1 million, or $71.6 million, net of tax, a reduction of $29.7 million, or $19.3 million, net of tax, from the amounts recorded in the second quarter of 2009. This correction, which was made in the third quarter of 2009, had no net effect on net income, stockholders’ equity or cash flows, and affected only accumulated other comprehensive income (loss) (“AOCI”) and retained earnings in equal but offsetting amounts. Had this correction been made in the second quarter of 2009, retained earnings reported in that quarter would have been reduced by $19.3 million and AOCI would have been increased by the same amount, with no net effect on stockholders’ equity. This correction did not have a material effect on the current or second quarter of 2009 and thus the amount reported in the second quarter of 2009 related to the CEA have not been restated.

1.	Basis of Presentation (continued)

II. Correction of Amortized Cost of Certain Fixed Maturities

             In connection with the transitioning to a new provider of investment recordkeeping and valuation services in the third quarter of 2009, it was determined that amortized cost on certain fixed maturities as of June 30, 2009 was understated by $82.9 million. This understatement of amortized cost resulted in an understatement of net unrealized depreciation of investments, net of tax, as of June 30, 2009, of $53.9 million, with an equal and offsetting overstatement of net unrealized currency translation loss, net of tax, with no net effect on AOCI on the balance sheet. In addition, this understatement had no effect on net income, stockholders’ equity or cash flows.

             The resulting corrections made in the third quarter of 2009 are reflected in the statements of comprehensive income (loss) for the third quarter and first nine months of 2009. Accordingly, in each of those statements of comprehensive income (loss), the increase in net unrealized appreciation of investments, net of tax, has been reduced by $53.9 million and the increase in net unrealized currency translation gain, net of tax, has been increased by such amount, with no net effect on other comprehensive income (“OCI”) for each of the third quarter and first nine months ended September 30, 2009 or AOCI as of September 30, 2009. In addition, this correction had no net impact on stockholders’ equity as of September 30, 2009. This correction did not have a material effect in the current or any prior quarter and thus the amounts reported in prior quarters related to the understatement of amortized cost of fixed maturities have not been restated.

2.	Recent Accounting Standards

(a) Recently Adopted Accounting Standards

I. New accounting guidance on OTTI

             In April 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on OTTI. This guidance amended prior OTTI guidance for fixed maturities to make it more operational and to improve presentation and disclosure of OTTI on fixed maturity and equity securities in the financial statements. This guidance also requires recognition of OTTI on a fixed maturity in an unrealized loss position if (a) an entity intends to sell the security; (b) it is more likely than not the entity will be required to sell the security prior to an anticipated recovery in fair value in order to meet a liquidity, regulatory or other business need; or (c) an entity determines it will not recover the entire amortized cost basis of the security. If an impaired fixed maturity security is designated for sale, or if it is more likely than not it will have to be sold, the total amount of the unrealized loss position is recognized in earnings as a realized capital loss.

             For all other impaired fixed maturities, this guidance requires entities to develop a best estimate of the present value of expected cash flows on a security by security basis. Entities must recognize OTTI equal to the difference between the present value of expected cash flows and the amortized cost basis of the security, if the results of the cash flow analysis indicate the entity will not recover the full amount of its amortized cost basis in the investment. This amount is the credit component of the OTTI and is recorded in earnings as a realized capital loss. The difference between the total unrealized loss position on the security and the OTTI amount recognized in earnings is non-credit related and is recorded in OCI as “net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken”.

             TRH adopted this guidance effective April 1, 2009. Upon adoption, this guidance required entities to assess the credit versus non-credit components of previously recognized OTTI on fixed maturities still held, and for which the entity does not intend to sell or more likely than not will not be required to sell prior to an anticipated recovery in fair value. The cumulative amount of non-credit related OTTI amounts on these securities, net of income tax effect, is recorded as an increase to retained earnings and an equal and offsetting reduction to AOCI as of April 1, 2009, with no net change to total stockholders’ equity. TRH recorded a CEA of $110.1 million, or $71.6 million, net of tax, related to its adoption of this guidance. The adoption of this guidance did not have a material effect on TRH’s consolidated financial condition, results of operations, comprehensive income or cash flows. (See Note 1 for discussion of the correction of the CEA in the third quarter of 2009.)

2.	Recent Accounting Standards (continued)

II. New accounting guidance on interim disclosures about fair value of financial instruments

             In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements, and requires those disclosures in summarized financial information at interim reporting periods.

             TRH adopted this guidance on April 1, 2009, and has applied the guidance prospectively. The adoption of this guidance did not have a material effect on TRH’s consolidated financial condition, results of operations or cash flows.

III. New accounting guidance on subsequent events

             In May 2009, the FASB issued new accounting guidance on subsequent events. This guidance establishes general standards of accounting for disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In addition, an entity shall disclose the date through which subsequent events have been evaluated.

             TRH adopted this guidance in the second quarter of 2009, and has applied the guidance prospectively. The adoption of this guidance did not have a material effect on TRH’s consolidated financial condition, results of operations or cash flows.

IV. New accounting guidance on the FASB Accounting Standards Codification (the “ASC”)

             In June 2009, the FASB issued guidance establishing the ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards. In the view of the FASB, the issuance of this guidance and the ASC will not change GAAP for public entities.

TRH adopted this guidance in the third quarter of 2009. The adoption of this guidance did not have a material effect on TRH’s consolidated financial condition, results of operations or cash flows.

(b) Future Application of Accounting Standards

I.          In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. This guidance changes financial reporting for transfers of financial assets by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, comparability and consistency in accounting for transferred financial assets will be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Also, this guidance clarifies and improves certain prior accounting provisions that have resulted in inconsistencies in application.

             For TRH, this guidance will be effective for interim and annual reporting periods beginning after November 15, 2009 and shall be applied prospectively. TRH is currently assessing the effect of implementing this guidance.

2.	Recent Accounting Standards (continued)

II.          In June 2009, the FASB issued new accounting guidance on the consolidation of variable interest entities. This guidance makes significant changes to an enterprise’s analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance adds an additional reconsideration event for determining whether an entity is a variable interest entity, requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires additional disclosures about an enterprise’s involvement in variable interest entities. For TRH, this guidance will be effective for interim and annual reporting periods beginning after November 15, 2009 and shall be applied prospectively. TRH is currently assessing the effect of implementing this guidance.

III.          In September 2009, the FASB issued new accounting guidance (Accounting Standards Update 2009-12) on the fair value measurement and disclosures for investments in certain entities that calculate net asset value per share. This guidance permits entities to measure the fair value of an investment on the basis of the net asset value per share of the investment if (a) the investment does not have a readily determinable fair value; and (b) the net asset value of the investment is calculated in a manner consistent with the measurement principles of investment companies under GAAP. This guidance also requires disclosure by major category of investment about the attributes of investments within the scope of this guidance, including the nature of any restrictions to the entities ability to redeem its investment at the measurement date, any unfunded commitments and the investment strategy of the investee. For TRH, this guidance will be effective for interim and annual reporting periods beginning after December 15, 2009 and shall be applied prospectively. TRH is currently assessing the effect of implementing this guidance.

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

3.	Fair Value Measurements (continued)

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

             Fair values for fixed maturity securities based on observable market prices for identical or similar instruments implicitly include the incorporation of counterparty credit risk. Fair values for fixed maturity securities based on internal models would incorporate counterparty credit risk by using discount rates that take into consideration cash issuance spreads for similar instruments or other observable information.

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

•

Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include most government and government agency securities, state, municipal and political subdivision obligations, investment-grade and high-yield corporate bonds, most nonredeemable preferred stocks available for sale, most residential mortgage-backed securities (“RMBS”), most commercial mortgage-backed securities (“CMBS”), certain other asset-backed securities, most short-term investments and cash equivalents.

3.	Fair Value Measurements (continued)

•

Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, TRH considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets measured at fair value on a recurring basis and classified as Level 3 principally include certain RMBS, CMBS, other-asset backed securities and other invested assets.

(d) Assets Measured at Fair Value on a Recurring Basis

              In the second quarter of 2009, TRH adopted new accounting guidance, which provides additional guidance for estimating fair value when markets are inactive or transactions are not orderly. This new guidance also requires additional disclosures for fixed maturity and equity securities by major security type. Prior period information is not required to be disaggregated in this Form 10-Q and therefore, prior periods have not been restated.

3.	Fair Value Measurements (continued)

          The following tables present information about assets measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Total

	(in millions)
As of September 30, 2009
Assets(1):
Fixed maturities available for sale:
U.S. Government and government agencies	$—	$268.7	$—	$268.7
States, municipalities and political subdivisions	—	5,921.8	—	5,921.8
Foreign governments	—	416.5	—	416.5
Corporate	—	2,202.4	—	2,202.4
Asset-backed:
RMBS	—	246.2	16.0	262.2
CMBS	—	90.8	51.4	142.2
Other asset-backed	—	17.4	20.9	38.3

Total fixed maturities available for sale	—	9,163.8	88.3	9,252.1
Common stocks available for sale	468.3	—	—	468.3
Nonredeemable preferred stocks available for sale	—	28.7	7.5	36.2
Other invested assets	—	—	66.4	66.4
Short-term investments(2)	27.6	513.3	—	540.9
Other assets	—	—	2.6	2.6

Total	$495.9	$9,705.8	$164.8	$10,366.5

As of December 31, 2008
Assets(1):
Fixed maturities available for sale	$19.1	$7,908.6	$85.4	$8,013.1
Common stocks available for sale	425.6	—	—	425.6
Nonredeemable preferred stocks available for sale	—	95.7	2.5	98.2
Other invested assets	0.1	—	33.2	33.3
Short-term investments(2)	1.5	89.2	—	90.7
Cash and cash equivalents(2)	—	51.2	—	51.2

Total	$446.3	$8,144.7	$121.1	$8,712.1

(1)	Represents only items measured at fair value.
(2)	Short-term investments and cash equivalents in Level 2 are carried at cost which approximates fair value.

          At September 30, 2009 and December 31, 2008, Level 3 assets totaled $164.8 million and $121.1 million, respectively, representing 1.6% and 1.4%, respectively, of total assets measured at fair value on a recurring basis.

3.	Fair Value Measurements (continued)

          The following tables present analyses of the changes during the three and nine month periods ended September 30, 2009 and 2008 in Level 3 assets measured at fair value on a recurring basis and the unrealized gains (losses) recorded in income during such three and nine month periods related to those assets that remained on the consolidated balance sheet at September 30, 2009 and 2008:

		Net realized/unrealized gains (losses) included in:			Purchases, sales, issuances and settlements, net

Three Months Ended September 30, 2009	Balance July 1, 2009	Net investment income	Realized net capital gains (losses)	AOCI		Transfer of investments	Transfers in (out) of level 3	Balance September 30, 2009

	(in millions)
Fixed maturities available for sale:
Foreign government	$—	$—	$—	$—	$—	$—	$—	$—
States, municipalities and political subdivisions	—	—	—	—	—	—	—	—
Asset-backed:
RMBS	29.0	0.5	(4.1)	6.9	(16.3)	—	—	16.0
CMBS	41.1	(0.1)	(3.0)	13.5	(0.1)	—	—	51.4
Other asset-backed	20.1	0.1	—	1.8	(1.1)	—	—	20.9
Nonredeemable preferred stocks available for sale	7.5	—	—	—	—	—	—	7.5
Other invested assets	60.0	—	—	6.4	—	—	—	66.4
Other assets	5.3	—	(2.7)	—	—	—	—	2.6

Total	$163.0	$0.5	$(9.8)	$28.6	$(17.5)	$—	$—	$164.8

          There were $1.7 million of OTTI related to RMBS fixed maturities available for sale and $5.2 million of OTTI related to CMBS fixed maturities available for sale that was recorded in realized net capital gains in the three months ended September 30, 2009 on instruments held at September 30, 2009.

		Net realized/unrealized gains (losses) included in:			Purchases, sales, issuances and settlements, net

Three Months Ended September 30, 2008	Balance July 1, 2008	Net investment income	Realized net capital gains (losses)	AOCI		Transfer of investments	Transfers in (out) of level 3	Balance September 30, 2008

	(in millions)
Fixed maturities available for sale	$0.8	$—	$—	$(9.4)	$(1.8)	$41.0	$29.5	$60.1
Nonredeemable preferred stocks available for sale	2.5	—	—	—	—	—	—	2.5
Other invested assets	18.4	0.4	—	(0.7)	(1.0)	—	—	17.1
Securities lending invested collateral	61.3	0.4	3.2	(5.5)	(0.6)	(41.0)	(5.2)	12.6
Other assets	1.6	—	—	—	1.6	—	—	3.2

Total	$84.6	$0.8	$3.2	$(15.6)	$(1.8)	$—	$24.3	$95.5

There was no OTTI that was recorded in realized net capital losses in the three months ended September 30, 2008 on instruments held at September 30, 2008.

3.	Fair Value Measurements (continued)

		Net realized/unrealized gains (losses) included in:			Purchases, sales, issuances and settlements, net

Nine Months Ended September 30, 2009	Balance January 1, 2009	Net investment income	Realized net capital gains (losses)	AOCI		Transfer of investments	Transfers in (out) of level 3	Balance September 30, 2009

	(in millions)
Fixed maturities available for sale:
Foreign government	$0.7	$—	$0.1	$(0.1)	$(0.7)	$—	$—	$—
States, municipalities and political subdivisions	—	—	—	0.1	11.4	—	(11.5)	—
Asset-backed:
RMBS	35.1	2.7	(10.9)	11.7	(21.4)	—	(1.2)	16.0
CMBS	36.7	(0.2)	(2.9)	12.2	2.2	—	3.4	51.4
Other asset-backed	12.9	1.6	—	(0.8)	(0.7)	—	7.9	20.9
Nonredeemable preferred stocks available for sale	2.5	—	—	—	—	—	5.0	7.5
Other invested assets	33.2	3.9	—	4.3	25.0	—	—	66.4
Other assets	—	—	(2.7)	—	5.3	—	—	2.6

Total	$121.1	$8.0	$(16.4)	$27.4	$21.1	$—	$3.6	$164.8

          There were $1.7 million of OTTI related to RMBS fixed maturities available for sale and $5.2 million of OTTI related to CMBS fixed maturities available for sale that was recorded in realized net capital losses in the nine months ended September 30, 2009 on instruments held at September 30, 2009.

		Net realized/unrealized gains (losses) included in:			Purchases, sales, issuances and settlements, net

Nine Months Ended September 30, 2008	Balance January 1, 2008	Net investment income	Realized net capital gains (losses)	AOCI		Transfer of investments	Transfers in (out) of level 3	Balance September 30, 2008

	(in millions)
Fixed maturities available for sale	$0.5	$—	$—	$(9.5)	$(0.2)	$41.0	$28.3	$60.1
Nonredeemable preferred stocks available for sale	2.5	—	—	—	—	—	—	2.5
Other invested assets	18.3	1.2	—	(0.3)	(2.1)	—	—	17.1
Securities lending invested collateral	151.3	0.5	(8.1)	1.4	(3.0)	(41.0)	(88.5)	12.6
Other assets	—	—	—	—	3.2	—	—	3.2

Total	$172.6	$1.7	$(8.1)	$(8.4)	$(2.1)	$—	$(60.2)	$95.5

          There were $33.0 million of OTTI related to fixed maturities available for sale that was recorded in realized net capital losses in the nine months ended September 30, 2008 on instruments held at September 30, 2008.

          Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at September 30, 2009 and December 31, 2008 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Net unrealized depreciation related to Level 3 investments approximated $22.9 million at September 30, 2009 and $22.7 million at December 31, 2008.

See Note 4 for discussion of securities lending invested collateral.

3.	Fair Value Measurements (continued)

(e) Assets Measured at Fair Value on a Non-Recurring Basis

None of TRH’s assets were written down to fair value on a non-recurring basis during the three or nine month periods ended September 30, 2009 and 2008.

4.	Investments

(a) Statutory Deposits

          Investments with a carrying value of $471 million and $465 million at September 30, 2009 and December 31, 2008, respectively, were deposited with governmental authorities as required by law. The substantial majority of the deposits are fixed maturities and common stocks available for sale.

(b) Gross Unrealized Gains and Losses

The amortized cost and fair value of fixed maturities at September 30, 2009 and December 31, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized			OTTI(1)

		Gains	Loss	Fair Value

	(in thousands)
September 30, 2009
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,215,358	$73,959	$(569)	$1,288,748	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$263,908	$4,772	$—	$268,680	$—
States, municipalities and political subdivisions	5,666,851	276,712	(21,784)	5,921,779	—
Foreign governments	387,618	31,799	(2,933)	416,484	—
Corporate	2,081,767	159,814	(39,187)	2,202,394	(2,518)
Asset-backed:
RMBS	357,492	2,185	(97,448)	262,229	(102,383)
CMBS	166,359	5,507	(29,634)	142,232	(9,789)
Other asset-backed	40,954	1,246	(3,863)	38,337	—

Total	$8,964,949	$482,035	$(194,849)	$9,252,135	$(114,690)

(1)	Represents OTTI in AOCI pursuant to new accounting guidance adopted on April 1, 2009. See Note 2(a) for additional information.

4.	Investments (continued)

	Amortized Cost	Gross Unrealized

		Gains	Loss	Fair Value	OTTI

	(in thousands)
December 31, 2008
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,218,603	$30,069	$(38,240)	$1,210,432	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$40,783	$4,565	$(150)	$45,198	$—
States, municipalities and political subdivisions	5,354,696	57,452	(263,055)	5,149,093	—
Foreign governments	275,262	5,827	(491)	280,598	—
Corporate	2,089,766	78,946	(74,683)	2,094,029	—
Asset-backed	534,306	1,205	(91,358)	444,153	—

Total	$8,294,813	$147,995	$(429,737)	$8,013,071	$—

          At September 30, 2009 and December 31, 2008, net unrealized appreciation (depreciation) of equities available for sale included gross gains of $61.5 million and $22.9 million and gross losses of ($1.4) million and ($81.5) million, respectively.

(c) Contractual Maturities of Fixed Maturities

          The amortized cost and fair value of fixed maturities at September 30, 2009 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	As of September 30, 2009

	Amortized Cost	Fair Value

	(in thousands)
Fixed maturities held to maturity:
Due after one through five years	$26,475	$29,146
Due after five years through ten years	153,476	163,946
Due after ten years	1,035,407	1,095,656

Total	$1,215,358	$1,288,748

Fixed maturities available for sale:
Non-asset backed:
Due in one year or less	$408,855	$435,778
Due after one through five years	1,642,853	1,741,439
Due after five through ten years	2,008,846	2,121,545
Due after ten years	4,339,590	4,510,575
Asset-backed (1)	564,805	442,798

Total	$8,964,949	$9,252,135

(1)	Asset-backed fixed maturities by their nature do not generally have single maturity dates.

4.	Investments (continued)

(d) Net Investment Income

An analysis of net investment income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in millions)
Fixed maturities	$105.8	$105.7	$320.6	$318.9
Equities	3.5	5.7	10.7	13.9
Other invested assets (including alternative investments)	12.1	(4.5)	9.7	5.0
Other	5.0	5.9	11.7	17.9

Total investment income	126.4	112.8	352.7	355.7
Investment expenses	(3.2)	(2.4)	(8.5)	(7.6)

Net investment income	$123.2	$110.4	$344.2	$348.1

(e) Investment Gains and Losses

Realized net capital (losses) gains are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in millions)
Realized net capital gains (losses) resulted from:
Total OTTI	$(22.0)	$(124.2)	$(88.2)	$(202.4)
Less: OTTI recognized in OCI	6.1	—	6.6	—

OTTI charged to earnings	(15.9)	(124.2)	(81.6)	(202.4)
Sales and redemptions of securities	28.1	(37.7)	10.3	(20.2)
Other	(5.6)	4.3	(8.2)	(9.9)

Total	$6.6	$(157.6)	$(79.5)	$(232.5)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in millions)
Realized net capital gains (losses) by source:
Fixed maturities	$(13.1)	$(37.0)	$(33.6)	$(15.2)
Equity securities available for sale	25.3	(110.5)	(37.7)	(129.2)
Securities lending invested collateral	—	(14.3)	—	(78.1)
Other	(5.6)	4.2	(8.2)	(10.0)

Total	$6.6	$(157.6)	$(79.5)	$(232.5)

4.	Investments (continued)

The change in net unrealized appreciation (depreciation) of investments is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in millions)
Change in net unrealized appreciation (depreciation) of investments, before deferred income tax effect:
Fixed maturities carried at amortized cost	$49.7	$(49.1)	$81.6	$(71.9)
Fixed maturities carried at fair value	440.7	(307.9)	679.0	(488.1)
CEA of adoption of new accounting guidance(1)	29.7	—	(110.1)	—
Equity securities available for sale carried at fair value	39.1	(1.9)	118.7	(54.9)
Other (2)	1.2	0.6	(3.1)	(28.7)

Total	$560.4	$(358.3)	$766.1	$(643.6)

(1)	See Note 1.
(2)

Includes net unrealized appreciation (depreciation) from securities lending invested collateral for the three and nine months ended September 30, 2008 of $2.4 million and ($24.8) million, respectively.

Gross realized gains and gross realized losses on sales of TRH’s available for sale securities were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2009		2008		2009		2008

	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

	(in millions)
Fixed maturities	$7.4	$(11.0)	$23.0	$(6.8)	$20.8	$(16.1)	$52.5	$(14.5)
Equity securities	38.6	(7.0)	17.3	(71.1)	61.9	(56.3)	44.5	(102.6)

          Equity securities sold at a loss in the third quarter and first nine months of 2009 and 2008 were in a continuous unrealized loss position for 12 months or less and did not meet the conditions of TRH’s accounting policy (see Note 4(g)) to be considered OTTI at any quarter-end prior to the time of sale.

          In the 2009 periods, securities in the equity portfolio were sold for a number of reasons, including the repositioning of TRH’s equity portfolio with respect to the continuing changes in the investment and credit markets during the first nine months of 2009 and the desire over time to take advantage of tax-basis capital loss carry-backs to prior years that had capital gains. TRH’s equity security investment strategy includes the intent to maximize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.

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

4.	Investments (continued)

          As discussed in Note 2, the OTTI amounts on certain fixed maturities are separated into credit loss and non-credit loss components. The credit loss impairments are recognized in earnings as realized capital losses, while the non-credit loss impairments are recorded in OCI. The following table sets forth the amount of credit loss impairments on fixed maturities held by TRH as of September 30, 2009, for which a portion of the OTTI amount was recorded in OCI.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

	(in millions)
Beginning balance (April 1, 2009 for the nine month period)	$27.4	$21.4
New securities subject to credit impairment losses	4.4	10.4
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(21.1)	(21.1)

Ending balance	$10.7	$10.7

(f) Aging of Gross Unrealized Losses

          As of September 30, 2009 and December 31, 2008, the aging of the gross unrealized losses with respect to all fixed maturities and equities, grouped by months in a continuous unrealized loss position, was as follows:

	Less than 12 Months		12 Months or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
September 30, 2009:
Fixed maturities:
U.S. Government and government agencies	$—	$—	$—	$—	$—	$—
States, municipalities and political subdivisions	35	*	485	(22)	520	(22)
Foreign governments	36	(3)	—	—	36	(3)
Corporate	256	(16)	215	(24)	471	(40)
Asset-backed:
RMBS	104	(86)	51	(11)	155	(97)
CMBS	23	(7)	71	(23)	94	(30)
Other asset-backed	—	—	33	(4)	33	(4)

Total fixed maturities	454	(112)	855	(84)	1,309	(196)
Equities available for sale	41	(1)	—	—	41	(1)

Total	$495	$(113)	$855	$(84)	$1,350	$(197)

* Rounds to zero

4.	Investments (continued)

	Less than 12 Months			12 Months or More		Total

	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2008:
Fixed maturities:
U.S. Government and government agencies	$10	$	*	$—	$—	$10	$	*
States, municipalities and political subdivisions	3,055		(173)	624	(128)	3,679		(301)
Foreign governments	15		(1)	—	—	15		(1)
Corporate	657		(51)	155	(24)	812		(75)
Asset-backed	129		(33)	216	(58)	345		(91)

Total Fixed Maturities	3,866		(258)	995	(210)	4,861		(468)

Equities available for sale	269		(81)	1	(1)	270		(82)

Total	$4,135		$(339)	$996	$(211)	$5,131		$(550)

* Rounds to zero

          At September 30, 2009, the carrying value of TRH’s fixed maturity and equity securities aggregated $10.97 billion with aggregate pre-tax gross unrealized losses of $197 million. Additional information about these securities is as follows:

•	Securities with gross unrealized losses were valued, in the aggregate, at approximately 87.3% of their current cost or amortized cost.

•	Approximately 82.5% of these securities had unrealized losses of less than or equal to 20% of their current cost or amortized cost.

•	Approximately 2.6% of the fixed maturity securities had issuer credit ratings which were below investment grade.

          At September 30, 2009, TRH held 225 and 44 individual fixed maturity and equity investments, respectively, that were in an unrealized loss position, of which, 120 individual investments were in a continuous unrealized loss position for over 12 months.

As of September 30, 2009 and December 31, 2008, no single issuer accounted for more than 8% and 5%, respectively, of the aggregate gross unrealized losses.

At September 30, 2009 and December 31, 2008, the gross unrealized losses for all fixed maturities and equities available for sale included the following concentrations:

Concentration as of September 30, 2009	Gross Unrealized Losses

(in millions)

RMBS	$97
Banking and financial institutions	36
CMBS	30
State, municipalities and political subdivisions	22
Other	12

Total	$197

4.	Investments (continued)

Concentration as of December 31, 2008	Gross Unrealized Losses

(in millions)

State, municipalities and political subdivisions	$301
Banking and financial institutions	91
RMBS	71
Energy	15
CMBS	14
Technology	12
Other	46

Total	$550

The fair value of fixed maturities in an unrealized loss position at September 30, 2009 and December 31, 2008, by contractual maturity, is shown below:

	September 30, 2009	December 31, 2008

	(in millions)

Non-asset backed:
Due in one year or less	$43	$74
Due after one year through five years	255	409
Due after five through ten years	236	554
Due after ten years	493	3,479
Asset-backed (1)	282	345

Total	$1,309	$4,861

(1) Asset-backed fixed maturities by their nature do not generally have single maturity dates.

(g) Evaluating Investments for OTTI

TRH evaluates its investments for OTTI such that a security is considered a candidate for OTTI if it meets any of the following criteria:

•	Trading at a significant (25% or more) discount to par, amortized cost (if lower) or cost for an extended period of time (nine consecutive months or longer);

•

The occurrence of a discrete credit event resulting in (a) the issuer defaulting on a material outstanding obligation; (b) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court supervised reorganization of insolvent enterprises; or (c) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•	TRH may not realize a full recovery on its investment, regardless of the occurrence of one or more of the foregoing events.

         TRH evaluated the significant categories of fixed maturity investments in an unrealized loss position for OTTI. For state, municipality and political subdivision securities, TRH takes into account the taxing power of the issuer, source of revenue, credit risk and credit enhancements and prerefunding. For asset-backed and mortgage-backed securities, TRH discounted its best estimate of future cash flows at an effective rate equal to the original effective yield of the security. Those models included TRH’s assumptions about prepayment speeds, default and delinquency rates, and underlying collateral (if any), as well as credit ratings, credit enhancements and other observable market data. For corporate fixed maturities, TRH reviewed business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.

4.	Investments (continued)

          Fixed maturities in an unrealized loss position principally consist of highly-rated corporate, state, municipality or political subdivision and asset backed and mortgage-backed fixed maturities. While the third quarter of 2009 saw significant improvement in each of these sectors, the fixed maturities most impacted by the market events of 2008 remained in an unrealized loss position. TRH did not consider the unrealized losses on these impaired fixed maturities to be credit related. In making these determinations, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH’s history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs. TRH does not intend to sell these securities, and will not likely be required to sell these securities before an anticipated recovery in fair value. Other considerations included the length of time and extent to which the security has been in an unrealized loss position, observable adverse conditions specifically related to the issuer or industry sector of the security, conditions in the country of issuance or primary market for the security, historical and implied volatility of the security’s fair value, defaults on principal or interest payments, and recoveries or further declines in fair value subsequent to the balance sheet date.

          At September 30, 2009, the pre-tax gross unrealized loss for all equities was $1 million, of which none were in an unrealized loss position over 12 months. As these equities did not meet TRH’s criteria for OTTI write-down of equity securities and TRH has the intent and ability to hold these securities to recovery, TRH determined that there was no OTTI on these securities.

(h) Securities Lending Program

          In 2008, TRH participated in a securities lending program managed by a subsidiary of American International Group, Inc. (“AIG”, and collectively with its subsidiaries, the “AIG Group”), whereby certain securities from its portfolio are loaned to third parties. Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was returned to the counterparties when the loaned securities were returned to TRH at a future date. Securities lending invested collateral was shown on the balance sheet at fair value. A liability was recorded in an amount equal to the collateral received, reflecting TRH’s obligation to return the collateral when the loaned securities were returned. Securities lending invested collateral was maintained in segregated accounts for TRH by the program manager and was invested primarily in floating rate bonds (i.e., fixed maturities), including asset-backed securities, and cash equivalents. Investment returns from securities lending invested collateral were very small in relation to the balance sheet carrying amount because investment income earned from invested collateral is reduced by interest payable to the collateral provider.

          In the third quarter of 2008, TRH repaid certain securities lending payables using cash from sources other than the sale of securities lending invested collateral. In that regard, fixed maturities with a fair value of $234.0 million as of September 30, 2008 were transferred from the securities lending invested collateral portfolio to the fixed maturities available for sale portfolio. Such transferred securities included RMBS, CMBS and other asset-backed securities.

In the fourth quarter of 2008, TRH terminated its participation in the securities lending program.

5.	Net Income (Loss) Per Common Share

          Net income (loss) per common share for the periods presented below has been computed based upon weighted average common shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands, except per share data)

Net income (loss) (numerator)	$153,263	$(107,521)	$340,783	$97,865

Weighted average common shares outstanding used in the computation of net income (loss) per common share:
Average shares issued	67,373	67,254	67,363	67,241
Less: Average shares in treasury	989	989	989	989

Average outstanding shares - basic (denominator)	66,384	66,265	66,374	66,252
Average potential shares from stock compensation(1)	697	—	447	510

Average outstanding shares - diluted (denominator)	67,081	66,265	66,821	66,762

Net income (loss) per common share:
Basic	$2.31	$(1.62)	$5.13	$1.48
Diluted	2.28	(1.62)	5.10	1.47

(1)

The three and nine months ended September 30, 2009 exclude the effect of 2.3 million and 2.4 million anti-dilutive shares, respectively (from a total of 3.5 million and 3.2 million potential shares, respectively). As the impact of potential shares for the three months ended September 30, 2008 is anti-dilutive (i.e., reduces the net loss per common share), 3.1 million potential shares are not included in the diluted net loss per common share calculation for that period. The nine months ended September 30, 2008 excludes the effect of 1.0 million anti-dilutive shares (from a total of 3.1 million potential shares).

6.	5.75% Senior Notes Due on December 14, 2015 (the “Senior Notes”)

          At September 30, 2009 and December 31, 2008, $699 million and $725 million, respectively, principal amount of the Senior Notes remained outstanding. In addition, the unamortized original issue discount, which totaled $2.3 million and $2.8 million on September 30, 2009 and December 31, 2008, respectively, has been deducted from the carrying value of the Senior Notes and is being amortized over the term of the Senior Notes on the effective interest rate method. At September 30, 2009 and December 31, 2008, $450 million principal amount of the Senior Notes were owned by subsidiaries of AIG. The fair value of the Senior Notes as of September 30, 2009 and December 31, 2008 was $649.2 million and $469.4 million, respectively, based on quoted market price.

          In the first quarter of 2009, TRH repurchased $26 million principal amount of the Senior Notes for $16 million from non-related parties. The first nine months of 2009 reflect a gain of $10 million from this early extinguishment of debt.

          Interest expense incurred and interest paid in connection with the Senior Notes in the third quarter and first nine months of 2009 and 2008 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)
Interest expense incurred	$10,137	$10,861	$30,432	$32,577
Interest paid	—	—	20,110	21,563

7.	Reinsurance Ceded

          Premiums written, premiums earned and losses and loss adjustment expenses (“LAE”) incurred were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)

Gross premiums written	$1,038,410	$1,181,280	$3,239,031	$3,377,769
Ceded premiums written	(65,838)	(87,098)	(213,017)	(259,450)

Net premiums written	$972,572	$1,094,182	$3,026,014	$3,118,319

Gross premiums earned	$1,062,503	$1,114,907	$3,203,323	$3,290,655
Ceded premiums earned	(54,421)	(87,976)	(190,442)	(223,840)

Net premiums earned	$1,008,082	$1,026,931	$3,012,881	$3,066,815

Gross incurred losses and LAE	$687,616	$879,321	$2,087,501	$2,300,904
Reinsured losses and LAE ceded	(29,851)	(31,063)	(76,075)	(96,591)

Net incurred losses and LAE	$657,765	$848,258	$2,011,426	$2,204,313

          Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and LAE and reinsured losses and LAE ceded include amounts, which, by prearrangement with TRH, were assumed from a related party and then ceded in an equal amount to affiliates of that related party. Gross premiums written and ceded premiums written include $47.2 million and $42.6 million in the third quarter of 2009 and 2008, respectively, and $142.1 million and $150.7 million in the first nine months of 2009 and 2008, respectively, relating to such arrangements. Gross premiums earned and ceded premiums earned include $33.2 million and $42.0 million in the third quarter of 2009 and 2008, respectively, and $119.7 million and $117.3 million in the first nine months of 2009 and 2008, respectively, relating to such arrangements. Gross incurred losses and LAE and reinsured losses and LAE ceded include $30.9 million and $12.5 million in the third quarter of 2009 and 2008, respectively, and $56.6 million and $53.8 million in the first nine months of 2009 and 2008, respectively, relating to such arrangements.

8.	Impact of Catastrophe Costs

          Net income for the third quarter of 2009 includes estimated reductions of net catastrophe costs incurred of ($3.2) million related to events occurring in prior years. Such amount in the third quarter of 2009 consists of net catastrophe losses incurred of ($3.5) million (gross ($0.8) million; ceded $2.7 million) and net (assumed) ceded reinstatement premiums of $0.3 million (assumed ($0.3) million; ceded insignificant).

          Net income for the first nine months of 2009 includes estimated reductions of net catastrophe costs incurred of ($3.1) million related to events occurring in prior years. Such amount in the first nine months of 2009 consists of net catastrophe losses incurred of ($5.1) million (gross $1.6 million; ceded $6.7 million) and net (assumed) ceded reinstatement premiums of $2.0 million (assumed ($2.7) million; ceded $0.7 million).

          Net loss for the third quarter of 2008 includes estimated pre-tax net catastrophe costs of $146.1 million, principally relating to Hurricane Ike. Such costs consist of net catastrophe losses incurred of $153.8 million (gross $152.3 million; ceded ($1.5) million) and net (assumed) ceded reinstatement premiums of ($7.7) million (assumed ($7.7) million; ceded insignificant).

          Net income for the first nine months of 2008 includes estimated pre-tax net catastrophe costs totaling $143.8 million principally relating to Hurricane Ike. Such costs consist of net catastrophe losses incurred of $150.8 million (gross $151.0 million; ceded $0.2 million) and net (assumed) ceded reinstatement premiums of ($7.0) million (assumed ($7.1) million; ceded $0.1 million).

8.	Impact of Catastrophe Costs (continued)

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

          A summary of the components of pre-tax net catastrophe costs for the three and nine months ended September 30, 2009 and 2008 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in millions)

Net losses and LAE incurred from catastrophe events occurring in:
Current year	$—	$157.7	$—	$157.7
Prior years	(3.5)	(3.9)	(5.1)	(6.9)

Total net losses and LAE incurred from catastrophe events	(3.5)	153.8	(5.1)	150.8
Net ceded (assumed) reinstatement premiums	0.3	(7.7)	2.0	(7.0)

Net catastrophe costs	$(3.2)	$146.1	$(3.1)	$143.8

          A summary of pre-tax net catastrophe costs by segment for the three and nine month periods ended September 30, 2009 and 2008 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in millions)
Domestic	$(3.7)	$115.2	$0.6	$117.6

International:
Europe	0.6	30.6	(3.4)	26.0
Other	(0.1)	0.3	(0.3)	0.2

Total international	0.5	30.9	(3.7)	26.2

Total	$(3.2)	$146.1	$(3.1)	$143.8

9.	Cash Dividends

          In the third quarter of 2009, the Company’s Board of Directors declared a dividend of $0.20 per common share, or approximately $13.3 million in the aggregate, payable on December 4, 2009.

10.	Income Taxes (Benefits)

          The U.S. federal income tax rate is 35% for 2009 and 2008. Actual tax expense on income before income taxes for the nine months ended September 30, 2009 and 2008 differ from the “expected” amount computed by applying the U.S. federal income tax rate to income before income taxes because of the following:

	Nine Months Ended September 30,

	2009		2008

	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes

	(dollars in thousands)
Expected Tax Expense	$148,388	35.0%	$34,445	35.0%
Adjustments:
Tax exempt interest	(68,156)	(16.1)	(66,798)	(67.9)
Dividends received deduction	(1,663)	(0.4)	(4,088)	(4.1)
Effective tax rate method adjustment	1,000	0.2	36,688	37.3
Other	3,614	0.9	304	0.3

Actual Tax Expense	$83,183	19.6%	$551	0.6%

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

          Income taxes from catastrophe costs for the first nine months of 2009 were minimal. For the first nine months of 2008, catastrophe costs principally associated with Hurricane Ike, had a significant impact on the full year effective tax rate for the 2008 nine month period. As a result, $29.4 million of tax benefits associated with catastrophe costs incurred were recorded in the first nine months of 2008 and $20.9 million were not recorded until the fourth quarter of 2008 pursuant to the effective tax rate method.

11.	Segment Information

          TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Senior Notes) and stock-based compensation expense.

          Financial data from the London and Paris branches and from Trans Re Zurich are reported in the aggregate as International – Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches are grouped as International – Other and represents the aggregation of segments that are generally not material. In each segment, property and casualty reinsurance is provided to insurers and reinsurers on a treaty and facultative basis, through brokers or directly to ceding companies.

11.	Segment Information (continued)

The following table presents a summary of comparative financial data by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)
Domestic:
Net premiums written	$499,070	$525,155	$1,594,142	$1,528,474
Net premiums earned(1)	522,825	531,874	1,552,475	1,526,881
Net investment income	86,100	65,238	229,710	209,908
Realized net capital gains (losses)	26,332	(154,560)	(56,127)	(219,735)
Revenues	635,257	442,552	1,735,936	1,517,054
Net losses and LAE	359,944	497,307	1,035,794	1,226,058
Underwriting expenses(3)	132,219	134,225	427,326	402,582
Underwriting profit (loss)(4)	25,779	(103,085)	102,530	(101,197)
Income (loss) before income taxes	122,585	(210,495)	238,451	(162,614)

International-Europe:
Net premiums written	$341,237	$414,363	$1,044,996	$1,202,358
Net premiums earned(1)	343,682	373,440	1,071,343	1,162,689
Net investment income	29,433	36,757	91,072	112,541
Realized net capital losses	(16,078)	(7,921)	(15,817)	(12,915)
Revenues(2)	357,037	402,276	1,146,598	1,262,315
Net losses and LAE	251,157	290,347	803,557	795,259
Underwriting expenses(3)	83,329	94,925	263,724	304,417
Underwriting profit (loss)(4)	8,765	(5,973)	(2,508)	70,110
Income before income taxes	22,120	22,864	72,879	169,678

International-Other(5):
Net premiums written	$132,265	$154,664	$386,876	$387,487
Net premiums earned(1)	141,575	121,617	389,063	377,245
Net investment income	7,672	8,438	23,442	25,686
Realized net capital (losses) gains	(3,654)	4,877	(7,512)	127
Revenues	145,593	134,932	404,993	403,058
Net losses and LAE	46,664	60,604	172,075	182,996
Underwriting expenses(3)	45,977	46,193	120,151	129,863
Underwriting profit(4)	47,381	20,603	97,002	65,450
Income before income taxes	51,374	33,947	112,636	91,352

11.	Segment Information (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)
Consolidated:
Net premiums written	$972,572	$1,094,182	$3,026,014	$3,118,319
Net premiums earned(1)	1,008,082	1,026,931	3,012,881	3,066,815
Net investment income	123,205	110,433	344,224	348,135
Realized net capital gains (losses)	6,600	(157,604)	(79,456)	(232,523)
Revenues(2)	1,137,887	979,760	3,287,527	3,182,427
Net losses and LAE	657,765	848,258	2,011,426	2,204,313
Underwriting expenses(3)	261,525	275,343	811,201	836,862
Underwriting profit(4)	81,925	(88,455)	197,024	34,363
Income before income taxes	196,079	(153,684)	423,966	98,416

(1)

Net premiums earned from related parties was approximately $86 million and $94 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $256 million and $300 million for the nine months ended September 30, 2009 and 2008, respectively, and were included mainly in Domestic.

(2)

Revenues from the London branch totaled $181 million and $232 million for the three months ended September 30, 2009 and 2008, respectively, and $603 million and $701 million for the nine months ended September 30, 2009 and 2008, respectively.

(3)	Underwriting expenses represent the sum of net commissions and other underwriting expenses.
(4)	Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses, plus (minus) the increase (decrease) in deferred acquisition costs.
(5)

The Miami and Toronto branch segment data were considered material for only the third quarter and/or first nine months of 2009 and 2008. Certain key Miami and Toronto data elements, which are included in International - Other, in the 2009 and 2008 periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)
Miami (serving Latin America and the Caribbean):
Revenues	$69,532	$68,460	$202,462	$203,103
Income before income taxes	27,677	16,499	58,384	39,791
Toronto:
Revenues	$32,289	$27,003	$74,233	$83,692
Income before income taxes	6,273	6,718	17,214	39,963

12.	Related Party Transactions

(a) Secondary Public Offering of the Company’s Common Stock by AIG (the “Offering”)

               On June 10, 2009, AIG and American Home Assurance Company (“AHAC”), a wholly owned subsidiary of AIG, consummated the Offering of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. TRH did not receive any proceeds from the Offering. According to the Form 13F filed on August 14, 2009 by AIG, as of June 30, 2009, the AIG Group had sole voting authority on 9.3 million shares of the Company’s common stock, representing approximately 14.0% of the Company’s outstanding shares as of September 30, 2009.

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

12.	Related Party Transactions (continued)

               In connection with the Offering, TRH also entered into (a) a transition services agreement (the “TSA”) with AIG, (b) a stockholders agreement (the “Stockholders Agreement”) with AIG and AHAC and (c) a registration rights agreement (the “Registration Rights Agreement”) with AIG and AHAC. The TSA sets forth TRH’s agreements with AIG regarding the provision by AIG, AHAC and their subsidiaries of limited services to TRH for a specified period of time following the Separation. The Stockholders Agreement provides AIG and AHAC with certain information and consent rights and will subject AIG, AHAC, and their respective subsidiaries, affiliates, officers and directors to certain standstill provisions. Additionally, pursuant to the Stockholders Agreement, AIG, AHAC and their subsidiaries are subject to voting and transfer restrictions covering their shares of the Company’s common stock. The Registration Rights Agreement provides AIG and AHAC with registration rights relating to any shares of the Company’s common stock held by them. AIG and AHAC may require TRH to register under the Securities Act of 1933 all or a portion of these shares. The registration rights are subject to certain limitations, including TRH’s right to temporarily suspend the registration of shares.

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

               Whether a ceding company would have cancellation rights in connection with the Offering depends upon the language of its agreement with TRH. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company’s views with respect to the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH’s ratings. As of September 30, 2009, no cedants have notified TRH of their intention to exercise any cancellation rights they may have as a result of the Offering.

               Based upon the facts and circumstances known to TRH as of the date of this Quarterly Report on Form 10-Q, TRH does not believe that the exercise of rights, if any, accruing to counterparties as a result of the transactions that the AIG Group has entered into with the NY Fed, will have a material impact on TRH. If, however, these actions, individually or collectively, or the Offering are deemed a change in control under the Applicable Arrangements and Authorizations, TRH’s business may be materially adversely affected. The exercise of cancellation rights following a change in control could materially impact TRH’s financial condition, results or operations and cash flows.

(b) Premiums Assumed From AIG Subsidiaries

               Gross premiums written of approximately $72.1 million (6.9%) and $71.4 million (6.0%) in the third quarter of 2009 and 2008, respectively, and $215.5 million (6.7%) and $233.2 million (6.9%) in the first nine months of 2009 and 2008, respectively, were originated by subsidiaries of AIG and ceded to TRH. These amounts exclude premiums assumed that initially were insured by AIG subsidiaries as a result of TRH’s marketing efforts and then ceded to TRH by prearrangement. Such amounts are not material. (See Note 7 for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.)

12.	Related Party Transactions (continued)

(c) Reinsurance Recoverables on Paid and Unpaid Losses and LAE

               As of September 30, 2009 and December 31, 2008, $296.9 million and $250.5 million, respectively, of reinsurance recoverables on paid and unpaid losses and LAE, were recoverable from subsidiaries of AIG.

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

          These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors in Part II, Item 1A in this Quarterly Report on Form 10-Q and in Part II, Item 1A in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. TRH is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I – Item 2

Transatlantic Holdings, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
September 30, 2009

          Throughout this Quarterly Report on Form 10-Q, Transatlantic Holdings, Inc. and its subsidiaries (collectively “TRH”) presents its operations in the way it believes will be most meaningful. TRH’s unpaid losses and loss adjustment expenses (“LAE”) net of related reinsurance recoverable (“net loss reserves”) are included in this MD&A and presented in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

Financial Statements

          The following discussion refers to the consolidated financial statements of TRH as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Note 7 of Notes to Condensed Consolidated Financial Statements (“Note 7”) and Note 12 of Notes to Condensed Consolidated Financial Statements (“Note 12”).)

Executive Overview

          The operations of Transatlantic Holdings, Inc. (the “Company”) are conducted principally by its three major operating subsidiaries – Transatlantic Reinsurance Company® (“TRC”), Trans Re Zurich (“TRZ”) and Putnam Reinsurance Company (“Putnam”) – and are managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis – structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

          TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Company’s senior notes) and stock-based compensation expense. Data from the London and Paris branches and from TRZ are reported in the aggregate as International – Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches are grouped as International – Other and represents the aggregation of segments that are generally not material.

          TRH’s operating strategy emphasizes product and geographic diversification as key elements in managing its level of risk concentration. TRH seeks to focus on more complex risks within the casualty and property lines and adjusts its mix of business to take advantage of market opportunities. Over time, TRH has most often capitalized on market opportunities when they arise by strategically expanding operations in an existing location or opening a branch or representative office in new locations. TRH’s operations serving international markets leverage TRH’s product knowledge, worldwide resources and financial strength, typically utilizing indigenous management and staff with a thorough knowledge of local markets and product characteristics.

          Casualty lines have comprised approximately 71% and 69% of TRH’s net premiums written in the first nine months 2009 and 2008, respectively, while property lines comprised the balance. In addition, treaty reinsurance totaled approximately 97% of net premiums written in each of the first nine months of 2009 and 2008 with the balance representing facultative accounts. Business written by international branches has represented approximately 47% and 51% of net premiums written in the first nine months of 2009 and 2008, respectively. (See Operational Review for detailed period to period comparisons of such measures.)

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and income from investments. The great majority of TRH’s investments are in fixed maturity securities held to maturity and available for sale. In general, premiums are received significantly in advance of related claims payments.

          Secondary Public Offering of the Company’s Common Stock by American International Group, Inc. (“AIG”, and collectively with its subsidiaries, the “AIG Group”)

          On June 10, 2009, AIG and American Home Assurance Company (“AHAC”), a wholly owned subsidiary of AIG, consummated the secondary public offering (the “Offering”) of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. TRH did not receive any proceeds from the Offering. As a result of the Offering, TRH is no longer considered a “controlled company” pursuant to the corporate governance listing standards of the New York Stock Exchange (“NYSE”) and will no longer be able to avail itself of the exemptions from certain of the NYSE’s corporate governance listing standards applicable to controlled companies (subject to the rules of the NYSE permitting a phase-in period for compliance with such corporate governance listing standards). According to the Form 13F filed on August 14, 2009 by AIG, as of June 30, 2009, the AIG Group had sole voting authority on 9.3 million shares of the Company’s common stock, representing approximately 14.0% of the Company’s outstanding shares as of September 30, 2009.

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

          In connection with the Offering, TRH also entered into (a) a transition services agreement (the “TSA”) with AIG, (b) a stockholders agreement (the “Stockholders Agreement”) with AIG and AHAC and (c) a registration rights agreement (the “Registration Rights Agreement”) with AIG and AHAC. The TSA sets forth TRH’s agreements with AIG regarding the provision by AIG, AHAC and their subsidiaries of limited services to TRH for a specified period of time following the Separation. The Stockholders Agreement provides AIG and AHAC with certain information and consent rights and will subject AIG, AHAC, and their respective subsidiaries, affiliates, officers and directors to certain standstill provisions. Additionally, pursuant to the Stockholders Agreement, AIG, AHAC and their subsidiaries are subject to voting and transfer restrictions covering their shares of the Company’s common stock. The Registration Rights Agreement provides AIG and AHAC with registration rights relating to any shares of the Company’s common stock held by them. AIG and AHAC may require TRH to register under the Securities Act of 1933 all or a portion of these shares. The registration rights are subject to certain limitations, including TRH’s right to temporarily suspend the registration of shares.

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
September 30, 2009

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

          Whether a ceding company would have cancellation rights in connection with the Offering depends upon the language of its agreement with TRH. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company’s views with respect to the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH’s ratings. As of September 30, 2009, no cedants have notified TRH of their intention to exercise any cancellation rights they may have as a result of the Offering.

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

          Consolidated Results

          The following table summarizes TRH’s revenues, income (loss) before income taxes and net income (loss) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2009	2008	Change	2009	2008	Change

	(dollars in millions)

Revenues	$1,137.9	$979.8	16.1%	$3,287.5	$3,182.4	3.3%
Income (loss) before income taxes	196.1	(153.7)	—	424.0	98.4	330.8
Net income (loss)	153.3	(107.5)	—	340.8	97.9	248.2

          Revenues for the third quarter of 2009 increased compared to the same period in the prior year principally due to increased realized net capital gains (losses). Revenues for the first nine months of 2009 increased compared to the same prior year period principally due to lower realized net capital losses, partially offset by a decrease in net premiums earned. Realized net capital gains (losses) increased in the 2009 periods compared to the respective 2008 periods primarily due to lower other-than-temporary impairment (“OTTI”) write-downs in the 2009 periods and realized net capital gains on sales and redemptions of securities in the 2009 periods compared to realized net capital losses on sales and redemptions of securities in the 2008 periods. The decrease in net premiums earned in the first nine months emanated from International – Europe operations and includes the impact of changes in foreign currency exchange rates compared to the U.S. dollar. In general, changes in net premiums earned between periods are influenced by prevailing market conditions, strategic decisions by TRH’s management in recent periods and changes in foreign currency exchange rates.

          The third quarter and first nine months of 2009 includes an estimated reduction of net catastrophe costs incurred of ($3.2) million and ($3.1) million, respectively, related to events occurring in prior years. The third quarter and first nine months of 2008 includes pre-tax net catastrophe costs of $146.1 million and $143.8 million, respectively, principally related to Hurricane Ike. Catastrophe costs include losses and related reinstatement premiums, the details of which can be found in Note 8 of Notes to Condensed Consolidated Financial Statements (“Note 8”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          Income (loss) before income taxes and net income (loss) increased in the third quarter and first nine months of 2009 as compared to the same 2008 periods principally as a result of increased underwriting profit and increased realized net capital gains (losses). The increase in underwriting profit is primarily due to decreased catastrophe costs in the 2009 periods.

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

          Through the first nine months of 2009, trends in reinsurance rates have been inconsistent, with rates increasing, staying level or deteriorating depending on the line of business or region. Additionally, improvements in general economic conditions in recent months and the strengthening of primary insurers’ balance sheets recently has had an overall moderating effect on reinsurance rates, as insurers have greater capacity to retain risk and increased access to capital market alternatives to reinsurance compared to late 2008.

          Rates, terms and conditions on specialty casualty lines were uneven but overall have been satisfactory. Certain lines, like financial institution D&O in the U.S. and Europe, have shown significant rate increases, while others, like physicians’ medical malpractice, have been flat or have shown occasional decreases. In other casualty lines, adverse industry loss experience has benefited rates, terms and conditions in offshore energy, marine and aviation lines, while rates in general liability, umbrella and auto liability lines have remained flat or deteriorated.

          In property lines, some catastrophe-exposed regions, particularly in peak zones, have seen significant rate increases in the first half of 2009 which leveled off in the third quarter. The lack of significant catastrophe losses through the first nine months of 2009 will likely lead to some pressure on reinsurance rates going forward. However, overall this business should remain attractively priced through the January 1, 2010 renewal period. Non-catastrophe exposed property business has seen some pockets of rate firming in the U.S. and Europe, but other markets, like Asia and U.S. regional business, remain competitive.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          The existence of favorable or improving market conditions in certain regions and lines of business does not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there can be no assurance that these favorable or improving conditions will occur or remain in effect in the future.

          Starting in mid-2007 and continuing through 2009, the U.S. residential mortgage market and the global credit and financial markets have been experiencing serious disruptions, although recently certain improvements have been evident. TRH’s operating results and financial condition have been adversely affected and may continue to be adversely affected by this disruption (see Disruption in Global Credit and Financial Markets).

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

          TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, OTTI of investments, premium revenues and deferred acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH’s condensed consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected, possibly materially. A discussion of these most critical accounting estimates follows:

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

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          While this process is difficult and subjective for ceding companies, the inherent uncertainties of estimating loss reserves are even greater for reinsurers, due primarily to the longer-term nature of much reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which are subject to change without notice. Nevertheless, data received from cedants is subjected to audits periodically by TRH claims and underwriting personnel, to help ensure that reported data is supported by proper documentation and conforms to contract terms, and is analyzed, as appropriate, by TRH underwriting and actuarial personnel. Such analysis often includes a detailed review of reported data to assess the underwriting results of reinsurance assumed and to explain any significant departures from expected performance. Over time, reported loss information is ultimately corroborated when such information eventually attains paid status.

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

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          The actuarial methods that TRH employs to determine the appropriate loss reserves for short tail lines of business are the same as those employed for longer-tail lines. However, the judgments that are made with regard to factors such as loss trends, ELRs and loss development factors for shorter-tail lines generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made regarding longer-tailed lines of business. In contrast to the longer-tailed lines of business, reported losses for the shorter-tailed classes, such as the property lines of business (e.g., fire and homeowners multiple peril) and certain marine and energy classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on assumptions regarding ELRs and loss development factors for many accident years for a given line, these assumptions are generally only relevant for the most recent accident year or two. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter-tailed lines of business.

          The characteristics of each line of business are considered in the reserving process. TRH’s major lines of business are discussed below:

•	Other Liability: The key components of the other liability line of business are excess casualty, D&O and E&O.

º

Excess Casualty: The vast majority of this class consists of domestic treaties, including pro rata and excess-of-loss contracts of general liability business. Excess casualty is dominated by umbrella business, some of which have very high attachment points. This business is generally very long tailed and characterized by relatively low frequency and high severity type losses.

º

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

•

Shorter-tailed lines: These would include the property lines of business (such as fire and homeowners multiple peril), accident and health (“A&H”) and certain marine and energy classes. These lines are written by several of TRH’s worldwide offices and the reserves are reviewed separately for each operating branch. Where sufficiently credible experience exists, these lines are reviewed after segregating pro rata contracts from excess-of-loss contracts. For a reinsurer, these lines do not develop to ultimate loss as quickly as when written on a primary basis; however, they are significantly shorter-tailed than the casualty classes discussed earlier.

          Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses. The majority of TRH’s environmental and asbestos-related net loss reserves arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including losses and LAE incurred but not reported (“IBNR”), are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          See discussion of estimated net development on losses occurring in prior years under Results of Operations and further information about unpaid losses and LAE (“gross loss reserves”) under Financial Condition and Liquidity.

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

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

         As of September 30, 2009, the fair value of all of TRH’s available for sale fixed maturity and equity securities ($9.8 billion) is based on prices received from independent pricing services and none were based on non-binding broker quotes or internal valuation sources.

         Through June 30, 2009, subsidiaries of AIG managed the investments and performed investment recordkeeping and the above valuation services for TRH. Effective July 1, 2009, TRH employs third parties not affiliated with AIG to provide these services.

         See Note 3(a) of Notes to Condensed Consolidated Financial Statements for discussion of how TRH determines the fair value of its fixed maturities available for sale, equities available for sale and certain short-term investments and cash equivalents.

          Fair Value Hierarchy and Level 3 Assets

          Under GAAP, assets recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the market place used to measure the fair value. (See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information about fair value measurements.)

          The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At September 30, 2009, TRH classified $164.8 million of assets measured at fair value on a recurring basis as Level 3. This represented 1.6% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          (c) OTTI of Investments

          See Note 4(g) of Notes to Condensed Consolidated Financial Statements (“Note 4(g)”) for the criteria TRH uses to evaluate if an investment is a candidate for OTTI.

          The determination that a security has incurred OTTI in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The criteria in Note 4(g) also consider circumstances of a rapid and severe market valuation decline, such as that experienced in recent credit markets, in which TRH could not reasonably assert that the recovery period would be temporary (severity losses).

          OTTI for all investments other than fixed maturities are recognized through earnings as a realized capital loss. For fixed maturities, effective starting in the second quarter of 2009, at each balance sheet date, TRH recognizes an OTTI on a fixed maturity in an unrealized loss position if (a) TRH intends to sell the security; (b) it is more likely than not TRH will be required to sell the security prior to an anticipated recovery in fair value, in order to meet a liquidity, regulatory or other business need; or (c) TRH determines it will not recover the entire amortized cost basis of the security.

          If TRH intends to sell an impaired fixed maturity, or if it is more likely than not it will have to be sold, the total amount of the unrealized loss position is recognized in earnings as a realized capital loss. On a quarterly basis, TRH develops for fixed maturities, a best estimate of the present value of expected cash flows on a security by security basis. TRH recognizes OTTI equal to the difference between the present value of expected cash flows and the amortized cost basis of the security, if the results of the cash flow analysis indicate TRH will not recover the full amount of its amortized cost basis in the investment. This amount is the credit component of the OTTI and is recorded in earnings as a realized capital loss. The difference between the total unrealized loss position on the security and the OTTI amount recognized in earnings is non-credit related and is recorded in other comprehensive income as “net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken”.

          If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the security to recovery no longer existed.

          In periods subsequent to the recognition of an OTTI write-down of fixed maturity securities, which are not credit or foreign exchange related, TRH generally accretes the discount or amortizes the reduced premium resulting from the reduction in cost basis into income over the remaining life of the security.

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
MD&A – Continued
September 30, 2009

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

Operational Review

          Results of Operations

          TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital gains (losses), gain on early extinguishment of debt and total revenues of TRH for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2009	2008	Change	2009	2008	Change

	(dollars in millions)

Net premiums written	$972.6	$1,094.2	(11.1)%	$3,026.0	$3,118.3	(3.0)%
Net premiums earned	1,008.1	1,026.9	(1.8)	3,012.9	3,066.8	(1.8)
Net investment income	123.2	110.4	11.6	344.2	348.1	(1.1)
Realized net capital gains (losses)	6.6	(157.6)	—	(79.5)	(232.5)	—
Gain on early extinguishment of debt	—	—	—	9.9	—	—
Total revenues	1,137.9	979.8	16.1	3,287.5	3,182.4	3.3

          Net premiums written decreased in the third quarter of 2009 compared to the third quarter of 2008, due to decreases from both domestic and international operations. The decrease includes the impact of both the nonrenewal of certain business that did not meet TRH’s underwriting standards and changes in foreign currency exchange rates compared to the U.S. dollar. Net premiums written decreased in the first nine months of 2009 compared to the same prior year period due to decreases in International – Europe operations, partially offset by increases from domestic operations. The decrease in International – Europe net premiums written is due largely to changes in foreign currency exchange rates, but also reflects TRH’s nonrenewal of certain business that did not meet TRH’s underwriting standards. In general, premium fluctuations reflect prevailing market conditions and strategic decisions by TRH’s management in recent periods as discussed earlier in MD&A.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          On a worldwide basis, casualty lines business represented 71.1% of net premiums written in the first nine months of 2009 versus 69.0% in the same 2008 period. The balance represented property lines. Treaty business represented 96.8% of net premiums written in the first nine months of 2009 compared to 96.7% in the comparable 2008 period. The balance represented facultative accounts.

          The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the third quarter and first nine months of 2009 compared to the same 2008 period:

	Three Months Ended September 30	Nine Months Ended September 30

Change excluding foreign exchange	(9.4)%	1.6%
Foreign exchange effect	(1.7)	(4.6)

Change as reported in U.S. dollars	(11.1)%	(3.0)%

          Domestic net premiums written decreased in the third quarter of 2009 by $26.1 million, or 5.0%, from the third quarter of 2008 to $499.1 million. Significant decreases in Domestic net premiums written were recorded in the property line ($20.2 million) along with relatively small decreases spread across several lines, partially offset by a significant increase in the other liability ($14.0 million) line. The decrease in Domestic net premiums written in the third quarter of 2009 reflects the impact of the non-renewal of certain business that did not meet TRH’s underwriting standards. Domestic net premiums written for the first nine months of 2009 totaled $1.59 billion, an increase of $65.7 million, or 4.3% from the first nine months of 2008. Significant increases in Domestic net premiums written were recorded in the other liability ($44.4 million) and A&H ($29.3 million) lines, offset in part by a significant decrease in the medical malpractice ($17.4 million) line.

          International net premiums written decreased in the third quarter of 2009 by $95.5 million, or 16.8%, from the third quarter of 2008 to $473.5 million. Significant decreases in net premiums written occurred in the London ($49.2 million), Paris ($29.1 million) and Miami ($24.0 million) branches. International net premiums written decreased significantly in the property ($53.8 million), auto liability ($15.0 million) and credit ($10.8 million) lines. The decrease in international net premiums written in the third quarter of 2009 includes the impact of both the nonrenewal of certain business that did not meet TRH’s underwriting standards and changes in foreign currency exchange rates compared to the U.S. dollar. International net premiums written decreased in the first nine months of 2009 by $158.0 million, or 9.9%, from the first nine months of 2008 to $1.43 billion. The most significant decreases in net premiums written occurred in the London ($96.1 million) and Paris ($94.9 million) branches, partially offset by a significant increase in TRZ ($33.6 million). International net premiums written decreased significantly in the property ($101.4 million), auto liability ($39.2 million) and ocean marine ($19.5 million) lines, partially offset by a significant increase in the A&H ($28.3 million) lines. The decrease in international net premiums written in the first nine months of 2009 was due largely to changes in foreign currency exchange rates between the U.S. dollar and the currencies in which TRH writes premiums and also reflects the impact of the non-renewal of certain business that did not meet TRH’s underwriting standards. Changes in foreign currency exchange rates decreased 2009 international net premiums written by $17.9 million and $139.7 million in the third quarter and first nine months, respectively, from the comparable prior year period. International net premiums written represented 47.3% of total net premiums written in the first nine months of 2009 compared to 51.0% in the comparable 2008 period.

          Generally, the reasons for changes in gross premiums written between periods are similar to those for net premiums written, except for changes in premiums assumed from a subsidiary of AIG that, by prearrangement, were ceded in an equal amount to other subsidiaries of AIG. As discussed in Note 7 and Note 12, TRH transacts business assumed and ceded with subsidiaries of AIG and either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions, among other factors.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

          Net investment income in the third quarter of 2009 increased compared to the third quarter of 2008 principally due to an increase in investment income from other invested assets. Net investment income in the first nine months of 2009 decreased compared to the same prior year period due in part to the impact of changes in foreign currency exchange rates compared to the U.S. dollar. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which investments are denominated increased net investment income in the third quarter of 2009 by $0.2 million and decreased net investment income in the first nine months of 2009 by ($10.8) million, each as compared to the same respective 2008 period. See Note 4 of Notes to Condensed Consolidated Financial Statements (“Note 4”) for the components of net investment income.

          In 2008, TRH participated in a securities lending program (the “Securities Lending Program”) managed by a subsidiary of AIG, whereby certain securities from its portfolio were loaned to third parties. Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was invested to earn a spread. In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program. See Note 4 and TRH’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) for further discussion of TRH’s participation in the Securities Lending Program.

          The financial impact on net investment income (i.e., income earned on securities lending invested collateral, net of interest payable to the collateral provider) in the third quarter and first nine months of 2008 of the Securities Lending Program was insignificant.

          The pre-tax effective yield on investments for the third quarter and first nine months of 2009 was 4.2% and 4.1%, respectively, and for the third quarter and first nine months of 2008 was 3.7% and 3.8%, respectively. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The increase in the pre-tax effective yield on investments for the third quarter and first nine months of 2009 compared to the same 2008 periods is due largely to the discontinuation of the Securities Lending Program at the end of 2008. Investment returns from securities lending invested collateral served to negatively impact the yield in the third quarter and first nine months of 2008 by 0.4% and 0.5%, respectively, as the net return from the invested collateral is very small in relation to the balance sheet carrying amount because investment income earned from invested collateral is reduced by interest payable to the collateral provider.

          Realized net capital gains (losses) generally result from (a) investment dispositions, which reflect TRH’s investment and tax planning strategies to maximize after-tax income; (b) OTTI of investments; and (c) foreign currency transaction gains (losses). See Note 4 for a breakdown of the components of realized net capital losses.

          The OTTI write-downs recorded in the third quarter and first nine months of 2009 resulted in large part from the continued depressed fair values of certain securities and issuer specific credit events. The OTTI write-downs recorded in the third quarter and first nine months of 2008 were principally due to the severity of the decline in fair value and issuer-specific credit events resulting generally from the downturn in the U.S. economy and disruption of the credit markets. Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Critical Accounting Estimates for the criteria used in the determination of such write-downs.)

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          OTTI write-downs by balance sheet category at the time of impairment and type of impairment recorded for the periods indicated are presented in the table below:

	Severity and/or Duration	Lack of Intent to Hold to Recovery	Issuer- Specific Credit Events	Total

	(in millions)
Three months ended September 30, 2009:
Fixed maturities	$—	$—	$(9.6)	$(9.6)
Equities	(6.3)	—	—	(6.3)

Total OTTI included in the statement of operations	(6.3)	—	(9.6)	(15.9)
Fixed maturities included in the statement of comprehensive income (loss)	—	—	(6.1)	(6.1)

Total OTTI	$(6.3)	$—	$(15.7)	$(22.0)

Three months ended September 30, 2008:
Fixed maturities	$(31.2)	$(2.4)	$—	$(33.6)
Equities	(39.8)	(2.7)	(14.1)	(56.6)
Securities lending invested collateral	(16.0)	(3.9)	(14.1)	(34.0)

Total OTTI included in the statement of operations	(87.0)	(9.0)	(28.2)	(124.2)
Fixed maturities included in the statement of comprehensive income (loss)	—	—	—	—

Total OTTI	$(87.0)	$(9.0)	$(28.2)	$(124.2)

Nine months ended September 30, 2009:
Fixed maturities	$(14.7)	$(6.0)	$(17.6)	$(38.3)
Equities	(35.4)	(4.4)	(3.5)	(43.3)

Total OTTI included in the statement of operations	(50.1)	(10.4)	(21.1)	(81.6)
Fixed maturities included in the statement of comprehensive income (loss)	—	—	(6.6)	(6.6)

Total OTTI	$(50.1)	$(10.4)	$(27.7)	$(88.2)

Nine months ended September 30, 2008:
Fixed maturities	$(31.2)	$(2.4)	$—	$(33.6)
Equities	(53.6)	(3.3)	(14.2)	(71.1)
Securities lending invested collateral	(79.7)	(3.9)	(14.1)	(97.7)

Total OTTI included in the statement of operations	(164.5)	(9.6)	(28.3)	(202.4)
Fixed maturities included in the statement of comprehensive income (loss)	—	—	—	—

Total OTTI	$(164.5)	$(9.6)	$(28.3)	$(202.4)

          In the first quarter of 2009, TRH repurchased $26 million principal amount of its 5.75% senior notes due in 2015 (the “Senior Notes”) from non-related parties for $16 million. The first nine months of 2009 reflects a gain of $10 million from this early extinguishment of debt.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results and does not include income from investments. Generally, a combined ratio under 100% indicates an underwriting profit and a combined ratio exceeding 100% indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. TRH’s combined ratio and its components, for all periods in this Form 10-Q, are presented in accordance with the methodology commonly used by insurance industry analysts and TRH’s peers. The combined ratio represents the sum of the loss ratio and the underwriting expense ratio. The loss ratio represents net losses and LAE incurred expressed as a percentage of net premiums earned. The underwriting expense ratio represents the sum of the commission ratio and the other underwriting expense ratio. The commission ratio represents the sum of net commissions and the decrease (increase) in deferred acquisition costs expressed as a percentage of net premiums earned. The other underwriting expense ratio represents other underwriting expenses expressed as a percentage of net premiums earned.

          Prior to the third quarter of 2009, TRH’s combined ratio and its components were presented in accordance with principles prescribed or permitted by insurance regulatory authorities. The combined ratio presented differs from the previously presented statutory combined ratio in the commission ratio and the other underwriting expense ratio components. The commission ratio now includes changes in deferred acquisition costs in the numerator and replaces net premiums written with net premiums earned in the denominator. The other underwriting expense ratio now replaces net premiums written with net premiums earned in the denominator. TRH believes that, taken as a whole, the current presentation of the combined ratio is not materially different from the previously presented statutory combined ratio (see “Combined ratio (prior method)” in the table below) and that this change will provide more consistency with how TRH’s peers report their combined ratios.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH, and separately for its domestic and international components, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Consolidated:
Loss ratio	65.3%	82.6%	66.8%	71.9%

Commission ratio	22.8	22.7	23.1	23.8
Other underwriting expense ratio	3.8	3.3	3.6	3.2

Underwriting expense ratio	26.6	26.0	26.7	27.0

Combined ratio	91.9%	108.6%	93.5%	98.9%

Combined ratio (prior method)	92.1%	107.8%	93.6%	98.7%

Domestic:
Loss ratio	68.9%	93.5%	66.7%	80.3%

Commission ratio	22.0	22.6	23.0	23.0
Other underwriting expense ratio	4.2	3.3	3.7	3.3

Underwriting expense ratio	26.2	25.9	26.7	26.3

Combined ratio	95.1%	119.4%	93.4%	106.6%

International - Europe:
Loss ratio	73.1%	77.7%	75.0%	68.4%

Commission ratio	21.0	20.7	22.0	22.7
Other underwriting expense ratio	3.3	3.2	3.2	2.9

Underwriting expense ratio	24.3	23.9	25.2	25.6

Combined ratio	97.4%	101.6%	100.2%	94.0%

International - Other:
Loss ratio	32.9%	49.9%	44.2%	48.5%

Commission ratio	29.9	29.4	27.0	30.5
Other underwriting expense ratio	3.7	3.8	3.9	3.7

Underwriting expense ratio	33.6	33.2	30.9	34.2

Combined ratio	66.5%	83.1%	75.1%	82.7%

          The lower loss ratio for consolidated TRH in the third quarter and first nine months of 2009 compared to the same 2008 periods is due principally to lower catastrophe costs in the 2009 periods.

          Pre-tax net catastrophe costs were immaterial in the third quarter and first nine months of 2009. The third quarter of 2008 includes pre-tax net catastrophe costs of $146.1 million, principally relating to Hurricane Ike. Net catastrophe costs in the aggregate added 14.3%, 21.7%, 8.2% and 0.3% to the third quarter of 2008 combined ratios for consolidated, Domestic, International – Europe and International – Other, respectively. The first nine months of 2008 includes pre-tax net catastrophe costs of $143.8 million, principally relating to Hurricane Ike. Net catastrophe costs in the aggregate added 4.7%, 7.7%, 2.2% and 0.0% to the first nine months of 2008 combined ratios for consolidated, Domestic, International – Europe and International – Other, respectively. (See Note 8 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

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

          Net losses and LAE incurred for the third quarter and first nine months of 2009 include estimated net favorable development relating to losses, including catastrophe losses, occurring in all prior years which approximated $7 million and $14 million, respectively. The net favorable loss reserve development for the first nine months of 2009 was comprised of approximately $90 million of favorable development principally relating to losses occurring in 2003 to 2008, offset by $76 million of adverse development relating to losses occurring in 2002 and prior. Adverse loss reserve development in 2002 and prior generally related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. Favorable loss reserve development in 2003 to 2008 generally related to the shorter tailed classes.

          Net losses and LAE incurred for the third quarter and first nine months of 2008 includes estimated net adverse development relating to losses, including catastrophe losses, occurring in all prior years which approximated $1 million and $2 million, respectively. The net adverse loss reserve development for the first nine months of 2008 was comprised of approximately $139 million of adverse development relating to losses occurring in 2002 and prior, offset by favorable development of approximately $137 million relating primarily to losses occurring in 2005 through 2007. Adverse loss reserve development in 2002 and prior generally related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. Favorable loss reserve development in 2005 through 2007 generally related to the shorter tailed classes. Refer to the MD&A in the 2008 10-K for information regarding full year 2008 net favorable loss reserve development and the components thereof.

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

          Based on information presently available, TRH’s current loss reserves represent management’s best estimate of ultimate losses, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of September 30, 2009 and thus, have a material adverse effect on future net income, financial condition and cash flows.

          The underwriting expense ratio for consolidated TRH increased in the third quarter of 2009 compared to the third quarter of 2008 principally due to an increase in the other underwriting expense component. The underwriting expense ratio for consolidated TRH in the first nine months of 2009 decreased from the comparable prior year period as a decrease in the commission expense component was partially offset by an increase in the other underwriting expense component.

          Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          Interest expense incurred and interest paid in connection with the Senior Notes in the third quarter and first nine months of 2009 and 2008 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)
Interest expense incurred	$10,137	$10,861	$30,432	$32,577
Interest paid	—	—	20,110	21,563

          General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”) are the primary components of “other, net” expenses on the Consolidated Statement of Operations. PRMS is an insurance program manager specializing in professional liability insurance services.

          Income (loss) before income taxes totaled $196.1 million and ($153.7) million for the third quarter of 2009 and 2008, respectively, and totaled $424.0 million and $98.4 million for the first nine months of 2009 and 2008, respectively. The increase in income (loss) before income taxes for the third quarter and first nine months of 2009 compared to the same 2008 periods is principally due to increases in underwriting profit (loss) and increases in realized net capital gains (losses). The increase in underwriting profit (loss) is principally due to lower catastrophe costs in the 2009 periods.

          Federal and foreign income tax expense (benefit) of $42.8 million and ($46.2) million were recorded in the third quarter of 2009 and 2008, respectively. Federal and foreign income tax expense of $83.2 million and $0.6 million were recorded in the first nine months of 2009 and 2008, respectively. The Company and its domestic subsidiaries (which include foreign operations) file consolidated federal income tax returns. The tax burden among the companies is allocated in accordance with a tax sharing agreement. TRC also includes as part of its taxable income or loss those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

          The effective tax rates, which represent income tax expense (benefit) divided by income (loss) before income taxes, were 21.8% and 30.0% in the third quarter of 2009 and 2008, respectively, and were 19.6% and 0.6% in the first nine months of 2009 and 2008, respectively. The effective tax rate in the first nine months of 2009 was higher than in the comparable 2008 period due to tax exempt income representing a smaller percentage of pretax income in 2009 compared to 2008 as a result of the significant net catastrophe costs and realized net capital losses in the 2008 period. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

          Income taxes related to catastrophe costs for the first nine months of 2009 were minimal. Through the application of the effective tax rate method, TRH recognized tax benefits of $30.0 million and $29.4 million relating to catastrophe costs occurring in the third quarter and first nine months of 2008, respectively. TRH recognized an additional $20.9 million of tax benefits in the fourth quarter of 2008 relating to net catastrophe costs in the first nine months of 2008.

          Net income for the third quarter of 2009 was $153.3 million, or $2.28 per common share (diluted), compared to net loss of ($107.5) million, or ($1.62) per common share (diluted), in the 2008 third quarter. Net income for the first nine months of 2009 was $340.8 million, or $5.10 per common share (diluted), compared to $97.9 million, or $1.47 per common share (diluted) in the comparable 2008 period. Reasons for the changes between periods are as discussed earlier.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          Segment Results

          (a) Domestic:

          Revenues increased in the third quarter of 2009 compared to the same 2008 period due to increases in realized net capital gains (losses) and, to a lesser extent, net investment income. Revenues increased in the first nine months of 2009 compared to the comparable 2008 period due to increases in net premiums written, net of the change in unearned premiums, and net investment income along with a decrease in realized net capital losses. See Results of Operations for discussion of the changes in net premiums written in the third quarter and first nine months of 2009 compared to the same respective prior year periods. The increase in net investment income in the 2009 periods is due in part to an increase in investment income from other invested assets.

          Income (loss) before income taxes increased in the third quarter and first nine months of 2009 compared to the same respective 2008 periods primarily due to increases in underwriting profit (loss) and realized net capital gains (losses). The increase in underwriting profit (loss) in the 2009 periods is due in large part to lower net catastrophe costs.

          Net catastrophe costs in the third quarter and first nine months of 2009 were insignificant. The third quarter and first nine months of 2008 includes net catastrophe costs of $115.2 million and $117.6 million, respectively. Net catastrophe costs in the 2008 periods principally related to Hurricane Ike.

          (b) International – Europe (London and Paris branches and TRZ):

          Revenues decreased in the third quarter of 2009 compared with the same 2008 quarter due to decreases in net premiums written, net of the change in unearned premiums, net investment income and realized capital gains (losses). The decreases in revenues and net premiums written emanated from the London and Paris branches, partially offset by an increase from TRZ. The decrease in net premiums written related largely to the property and credit lines along with relatively smaller decreases spread among several lines. The overall decrease in net premiums written in the third quarter of 2009 reflects the nonrenewal of certain business which did not meet TRH’s underwriting standards and a decrease of $14.1 million resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2009 period as compared to the same prior year period. The decrease in net investment income emanated mainly from the London branch.

          Revenues for the first nine months of 2009 decreased compared to the same 2008 period due largely to decreases in net premiums written, net of the change in unearned premiums, and net investment income. The decrease in revenues and net premiums written emanated from the London and Paris branches, partially offset by an increase from TRZ. The decrease in net premiums written related largely to the property, auto liability and ocean marine and aviation lines, offset in part by a significant increase in the A&H line. The overall decrease in net premiums written in the first nine months of 2009 was largely due to a decrease of $107.7 million resulting from changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written in the 2009 period as compared to the same prior year period. In addition, the decrease in net premiums written also reflects TRH’s nonrenewal of certain business that did not meet TRH’s underwriting standards. The decrease in net investment income in the first nine months of 2009 is due in part to changes in foreign currency exchange rates between the U.S. dollar and certain foreign currencies.

          Income before income taxes in the third quarter of 2009 remained level with the same 2008 period as increases in the underwriting profit (loss) were offset by decreases in realized net capital gains (losses) and net investment income. Income before income taxes in the first nine months of 2009 decreased compared to the same 2008 period due primarily to a decrease in underwriting profit and to a lesser extent a decrease in net investment income. The decrease in underwriting profit reflects a higher loss ratio, excluding net catastrophe costs in the first nine months of 2009, partially offset by lower net catastrophe costs.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          Net catastrophe costs in the third quarter and first nine months of 2009 were insignificant. The third quarter and first nine months of 2008 include net catastrophe costs of $30.6 million and $26.0 million, respectively, principally relating to Hurricanes Ike and Gustav.

          (c) International – Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

          Revenues for the third quarter of 2009 increased compared to the third quarter of 2008 due largely to an increase in net premiums written, net of the change in unearned premiums. The increase in revenues was principally due to the Hong Kong and Toronto branches. In addition, net premiums written decreased in the third quarter of 2009 compared to the third quarter of 2008 due largely to a decrease from the Miami branch and resulted largely from a decrease in the property line. Revenues for the first nine months of 2009 remained level compared to the same 2008 period as an increase in net premiums earned was offset by a decrease in realized capital gains (losses). In addition, net premiums written in the first nine months of 2009 remained level with the first nine months of 2008 as a decrease in the property line was offset by an increase in the surety line. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums were written decreased net premiums written by $3.8 million and $32.0 million in the third quarter and first nine months of 2009 compared to the same 2008 period.

          Income before income taxes increased in the third quarter and first nine months of 2009 compared to the same 2008 period primarily due to an increase in underwriting profit in the Miami, Tokyo and Hong Kong branches.

          Net catastrophe costs in the third quarter and first nine months of 2009 and 2008 were insignificant.

Financial Condition and Liquidity

          As a holding company, the Company’s assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s future cash flows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. TRH considers TRC’s ability to pay dividends to the Company to be adequate for the Company’s liquidity needs through the end of 2009 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In the third quarter of 2009 and 2008, the Company received cash dividends from TRC of $25.0 million and $12.0 million, respectively. For the first nine months of 2009 and 2008, the Company received cash dividends from TRC of $82.0 million and $52.0 million. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses. In the first nine months of 2009, the Company also used cash to repurchase a portion of the Senior Notes.

          Sources of funds for the operating subsidiaries consisted primarily of premiums, reinsurance recoveries, investment income and proceeds from sales, redemptions and the maturing of investments. Funds are applied by the operating subsidiaries primarily to the payments of claims, commissions, ceded reinsurance premiums, insurance operating expenses, income taxes, securities lending payables through the end of 2008 and the purchase of investments. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

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

          At September 30, 2009, total investments were $11.82 billion compared to $10.23 billion at December 31, 2008. The most significant components of this increase were an increase in net unrealized appreciation (depreciation) of investments which increased investments by $795 million (see discussion of the change in unrealized appreciation (depreciation) of investments, net of tax, below) and $725 million of net purchases of investments.

          The following table summarizes the investments of TRH (on the basis of carrying value) as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,215,358	10.3%	$1,218,603	11.9%

Available for sale (at fair value):
Corporate	2,202,394	18.6	2,094,029	20.5
U.S. Government and government agencies	268,680	2.3	45,198	0.4
Foreign government	416,484	3.5	280,598	2.8
States, municipalities and political subdivisions	5,921,779	50.1	5,149,093	50.3
Asset-backed:
RMBS	262,229	2.2	291,311	2.8
CMBS	142,232	1.2	115,505	1.1
Other asset-backed	38,337	0.3	37,337	0.4

Total available for sale	9,252,135	78.2	8,013,071	78.3

Total fixed maturities	10,467,493	88.5	9,231,674	90.2

Equities available for sale:
Common stocks	468,262	4.0	425,645	4.2
Nonredeemable preferred stocks	36,186	0.3	98,230	0.9

Total equities	504,448	4.3	523,875	5.1

Other invested assets	273,042	2.3	243,795	2.4
Short-term investments	574,648	4.9	230,213	2.3

Total investments	$11,819,631	100.0%	$10,229,557	100.0%

          TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities, approximately 44.7% and 44.5% of which will mature in less than 10 years as of September 30, 2009 and December 31, 2008, respectively. The average duration of the fixed maturities portfolio was 3.7 years as of September 30, 2009 and 6.0 years as of December 31, 2008. The decrease in duration as of September 30, 2009 compared to December 31, 2008 is due to a change in the calculation which more appropriately captures the underlying characteristics of the fixed maturities, such as call features on municipal bonds. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to maximize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

         The following table summarizes the ratings of fixed maturities held to maturity and available for sale (on the basis of carrying value):

	Rating as of September 30, 2009 (1)

	AAA	AA	A	BBB	Below BBB or Not Rated (2)	Total

	(dollars in millions)
Held to maturity:
States, municipalities and political subdivisions	$592	$480	$121	$22	$—	$1,215

Available for sale:
Corporate	289	861	899	140	13	2,202
U.S. Government and government agencies	269	—	—	—	—	269
Foreign government	201	168	35	—	12	416
States, municipalities and political subdivisions	2,571	2,811	522	—	18	5,922
Asset-backed:
RMBS	201	21	—	12	29	263
CMBS	118	—	9	10	5	142
Other asset-backed	26	—	—	8	4	38

Total available for sale	3,675	3,861	1,465	170	81	9,252

Total fixed maturities	$4,267	$4,341	$1,586	$192	$81	$10,467

Percent of total fixed maturities	40.8%	41.5%	15.1%	1.8%	0.8%	100.0%

(1)	Principally Standard & Poor’s ratings.
(2)	Consists of $1 million of BB rated securities, $9 million of B rated securities, $32 million of CCC rated securities and $39 million of not-rated securities.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          At September 30, 2009, the amortized cost of RMBS, CMBS and other asset-backed securities included in fixed maturities available for sale by year of vintage and credit rating are as follows:

	Year of Vintage

	2007	2006	2005	2004	Prior	Total

	(in millions)
RMBS:
AAA	$138	$20	$16	$25	$2	$201
AA	5	15	1	—	—	21
BBB	—	—	12	—	—	12
Below BBB or not rated	12	12	5	—	—	29

CMBS:
AAA	11	65	9	31	2	118
A	—	—	—	—	9	9
BBB	—	2	—	—	8	10
Below BBB or not rated	—	5	—	—	—	5

Other asset-backed:
AAA	5	3	2	16	—	26
BBB	—	8	—	—	—	8
Below BBB or not rated	—	—	—	4	—	4

Total asset-backed	$171	$130	$45	$76	$21	$443

          Gross unrealized gains and losses and net unrealized gains (losses) on all fixed maturities and equities at September 30, 2009 and December 31, 2008 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)

	(in millions)
As of September 30, 2009:
Fixed maturities (including held to maturity and carried at amortized cost) (1)	$556.0	$(195.4)	$360.6
Equities available for sale	61.5	(1.4)	60.1

As of December 31, 2008:
Fixed maturities (including held to maturity and carried at amortized cost) (1)	$178.1	$(468.0)	$(289.9)
Equities available for sale	22.9	(81.5)	(58.6)

(1)

At September 30, 2009, includes gross unrealized gains of $1.4 million and gross unrealized losses of ($34.9) million on fixed maturities rated below BBB and gross unrealized gains of $1.4 million and gross unrealized losses of ($1.1) million on fixed maturities which are not rated. At December 31, 2008, includes gross unrealized gains of $0.2 million and gross unrealized losses of ($1.0) million on fixed maturities rated below BBB. The vast majority of the increase in gross unrealized losses on fixed maturities rated below BBB at September 30, 2009 compared to December 31, 2008 is related to the reclassification of OTTI losses pursuant to the adoption of new accounting guidance on April 1, 2009.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          In general, the increase in net unrealized gains (losses) as of September 30, 2009 as compared to December 31, 2008 is largely due to net unrealized appreciation of states, municipalities and political subdivisions and corporate fixed maturities and equities available for sale partially offset by $110.1 million related to the reclassification of OTTI losses, previously charged to earnings, to accumulated other comprehensive income (loss) due to the adoption of new guidance on fixed maturity OTTI criteria. In general, the net unrealized appreciation of states, municipalities and political subdivisions and corporate fixed maturities and equities available for sale, reflect improvements in credit and financial markets in 2009 compared to year-end 2008 (see Disruption in Global Credit and Financial Markets). (See Note 1 of Notes to Condensed Consolidated Financial Statements (“Note 1”) for discussion of the correction of the cumulative effect adjustment from the adoption of new guidance on fixed maturity OTTI criteria in the third quarter of 2009.) (See Note 4 for additional details about gross unrealized gains and losses on fixed maturities and equities.)

          Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established and the impact of changes in foreign currency exchange rates.

          At September 30, 2009, gross loss reserves totaled $8.51 billion, an increase of $381.1 million, or 4.7%, over December 31, 2008. The increase in gross loss reserves includes the impact of changes in foreign currency exchange rates since the end of 2008 and gross loss reserve development.

          Gross loss reserves as of September 30, 2009 consisted of $3.77 billion of reported amounts (“case reserves”) and $4.74 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

          At September 30, 2009, reinsurance recoverable on gross loss reserves totaled $783.5 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), an increase of $20.1 million, or 2.6%, from the prior year-end.

          Net loss reserves totaled $7.71 billion at September 30, 2009, an increase of $361.0 million, or 4.9%, from the prior year-end. The overall increase in net loss reserves was due in part to the exchange rate impact of the changes in certain foreign currency exchange rates against the U.S. dollar in the first nine months of 2009. The third quarter and first nine months of 2009 include paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of approximately $24 million and $86 million, respectively, relating to events occurring in 2008, 2007 and 2005. The third quarter and first nine months of 2008 include paid losses and LAE, net of reinsurance recovered, relating to catastrophe losses of approximately $13 million and $53 million, respectively, relating to events occurring in 2007 and 2005.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          An analysis of the change in net loss reserves for the first nine months of 2009 and 2008 follows:

	Nine Months Ended September 30,

	2009	2008

	(in thousands)
At beginning of year:
Gross loss reserves	$8,124,482	$7,926,261
Less reinsurance recoverable	(775,404)	(1,026,545)

Net loss reserves	7,349,078	6,899,716

Net losses and LAE incurred in respect of losses occuring in:
Current year	2,025,663	2,202,145
Prior years	(14,237)	2,168

Total	2,011,426	2,204,313

Net losses and LAE paid	1,840,983	1,497,864

Foreign exchange effect	190,519	(68,681)

At end of period:
Net loss reserves	7,710,040	7,537,484
Plus reinsurance recoverable	795,515	833,986

Gross loss reserves	$8,505,555	$8,371,470

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

          Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at September 30, 2009 are adequate.

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
MD&A – Continued
September 30, 2009

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

          For the first nine months of 2009, TRH’s net operating cash inflows were $776.5 million, a decrease of $125.2 million from the same 2008 period. The decrease results, in part, from a decrease in cash received from underwriting activities and a decrease in investment income received, partially offset by a decrease in income taxes paid.

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

          Of total consolidated net operating cash inflows, $247.1 million and $271.5 million were derived from international operations in the first nine months of 2009 and 2008, respectively. In each of these periods, the London branch was the most significant source of international net operating cash inflows.

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

          TRH’s stockholders’ equity totaled $4.04 billion at September 30, 2009, an increase of $844.8 million from year-end 2008. The net increase consisted primarily of net income of $340.8 million and other comprehensive income of $536.1 million, partially offset by cash dividends declared of $39.2 million.

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

          The abovementioned OCI consisted of net unrealized appreciation of investments, net of income taxes, of $516.6 million and net unrealized foreign currency translation gain from functional currencies, net of income taxes, of $19.5 million. The net unrealized appreciation of investments, net of income taxes, is composed principally of an increase of $441.4 million in net unrealized appreciation (depreciation) of fixed maturities available for sale, principally from state, municipality and political subdivision and corporate fixed maturities, and an increase of $77.2 million in net unrealized appreciation of equities available for sale. (See Note 1 for the impact on net unrealized appreciation of investments, net of income taxes, and net unrealized foreign currency translation gain from functional currencies, net of income taxes, for the correction of amortized cost of certain fixed maturities in the third quarter of 2009.) (See Note 4 for details of gross unrealized gains and losses by security type.)

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

          In the third quarter of 2009, 1,100 shares of TRH common stock were mistakenly purchased on behalf of TRH by TRH’s investment manager on September 3, 2009, and were subsequently sold on September 23, 2009. The Company did not repurchase shares of its common stock in the first nine months of 2008.

          Pursuant to agreements with AIG related to TRH’s separation from the AIG Group as discussed in Secondary Public Offering of the Company’s Common Stock by American International Group, Inc., the AIG Group, immediately prior to the closing of the offering and in its capacity at that time as the holder of a majority of the outstanding shares of the Company, executed a consent to amend and restate the Company’s certificate of incorporation to increase the number of authorized shares of common stock and preferred stock, among other changes. In accordance with the rules of the SEC, following the mailing of the required information statement to shareholders in the third quarter of 2009, the number of authorized shares of common stock was increased from 100 million to 200 million and the number of authorized shares of preferred stock was increased from 5 million to 10 million.

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

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

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

          Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss (“PML”). TRH defines PML as its anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at July 1, 2009.

          The following is an overview of such modeled PMLs from property, engineering, marine and energy exposures and the associated natural perils that TRH deems most significant. The estimated amount of these modeled losses are presented in three ways: 1) gross losses; 2) pre-tax net catastrophe costs (i.e., gross losses, net of reinsurance and the impact of net reinstatement premiums); and 3) after-tax net catastrophe costs (i.e., the net cost to TRH). The reduction for reinsurance assumes that all reinsurers fulfill their obligations to TRH in accordance with contract terms. The values provided have a likelihood of being exceeded in any single year of 1.0% or 0.4%.

	1.0%			0.4%

	Gross Losses	Pre-tax Net Catastrophe Costs	After-tax Net Catastrophe Costs	Gross Losses	Pre-tax Net Catastrophe Costs	After-tax Net Catastrophe Costs

	(in millions)
California, Earthquake	$698	$632	$411	$1,028	$922	$599
Europe, Wind	778	630	410	914	759	493
Florida, Wind	517	468	304	925	832	541
Northeast U.S., Wind	447	405	263	913	826	537
Japan, Earthquake	412	332	216	515	433	281

          “California, Earthquake” has the highest modeled after-tax net catastrophe costs arising out of events with a 1.0% and 0.4% probability of being exceeded and would represent 10.2% and 14.8%, respectively, of TRH’s stockholders’ equity at September 30, 2009. If multiple severe catastrophic events occur in any one year, the potential economic cost to the company could be materially higher than any one of the amounts shown above.

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

Transatlantic Holdings, Inc. and Subsidiaries
MD&A – Continued
September 30, 2009

Disruption in Global Credit and Financial Markets

          In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and sub-prime borrowers; evolving changes in the regulatory environment; a residential housing market characterized by a slowing pace of transactions and declining prices; increased cost of borrowings for mortgage participants; a rising unemployment rate; increased delinquencies in non-mortgage consumer credit; and illiquid credit markets. In addition, the financial strength of certain bond insurers has been compromised to varying degrees by losses these entities experienced due in part to the coverage they provide for domestic RMBS. These conditions continued through 2008 and into 2009, expanding into the broader global credit markets and resulting in greater volatility, a steep decline in equity markets, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses in certain markets and the collapse of several prominent financial institutions. By the end of the third quarter of 2009, the disruptions to the global credit and financial markets had moderated as the markets started to stabilize, or in some cases recover. TRH cannot predict whether current trends will continue, deteriorate or improve.

          These issues carry risk relating to certain lines of business TRH underwrites because disruption in the credit and financial markets may increase claim activity in lines such as D&O, E&O, credit, and to a limited extent mortgage guaranty business, among others. TRH also participates in the mortgage market through investments in mortgage-backed securities.

          The operating results and financial condition of TRH have been and may continue to be adversely affected by factors related to the market disruptions referred to above, among others. The duration and severity of the downward cycle could extend further if there is an increase in the severity of the economic difficulties being experienced around the world, including the U.S. TRH expects that the difficulties in the economy may continue to have an adverse effect on TRH’s operating results in the future. TRH also incurred realized and unrealized market valuation losses 2008 and 2009 on its available for sale securities, including asset-backed fixed maturities. The impact on TRH’s operations with exposure to the residential mortgage market will be somewhat dependent on future market conditions.

          TRH’s operating results, investment portfolio and overall consolidated financial condition could be further adversely impacted if global economic conditions deteriorate in the future, although TRH attempts to mitigate these, as well as other financial and operational risks, by disciplined underwriting of a diversified book of business, generally conservative investment strategies and risk management. While TRH cannot predict with any certainty the ultimate impact the recent economic deterioration will have on TRH, these events may have a material adverse effect on TRH’s results of operations, financial condition and cash flows and the Company’s stock price.

Recent Accounting Standards

          See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting standards and their application to TRH.

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

          TRH has performed VaR analyses to estimate the maximum potential loss of fair value for financial instruments for each type of market risk. In this analysis, financial instrument assets include all investments, cash and accrued investment income. Financial instrument liabilities include unpaid losses and LAE and unearned premiums, each net of reinsurance, and the Senior Notes.

          TRH calculated the VaR with respect to net fair values at each quarter end. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figures) within a one-month holding period. Starting in the second quarter of 2009, TRH refined the calculations of VaR compared to prior periods presented. For the values calculated as of September 30, 2009 and as of June 30, 2009 (not presented herein, but included in the calculation of the average, high and low values for the nine months ended September 30, 2009), TRH employed a variance-covariance methodology that entails modeling the linear sensitivities of all the assets and liabilities to a broad set of systematic market risk factors and idiosyncratic risk factors. Risk factor returns are assumed to be joint-normally distributed. The most recent two years of historical changes in these risk factors are utilized. Information included in the table below for periods prior to second quarter 2009 presented herein have been calculated using the historical simulation methodology. TRH does not believe that the differences between methods materially affects an evaluation of the potential impact that market risk may have on TRH. TRH expects to use the variance-covariance methodology for future period data.

          TRH’s market risk analyses do not provide weight to risks relating to market issues such as liquidity and the credit-worthiness of investments.

          The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the nine months ended September 30, 2009 and for the year ended December 31, 2008. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2009				2008

		Nine Months Ended September 30,				Year Ended, December 31,

	As of September 30,				As of December 31,
		Average	High	Low		Average	High	Low

	(in millions)
Diversified	$254	$198	$276	$91	$91	$168	$200	$91
Interest rate	164	152	216	84	84	160	194	84
Equity	86	98	138	83	83	70	83	58
Currency	56	60	79	47	57	37	57	28

Part I – Item 4

Transatlantic Holdings, Inc. and Subsidiaries
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Disclosure controls and procedures of Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control Over Financial Reporting

          In the third quarter of 2009, TRH began using unrelated parties to provide investment recordkeeping and security valuation services, thus replacing American International Group, Inc. subsidiaries that had provided such services previously. Accordingly, TRH has modified its internal controls over financial reporting related to such investment recordkeeping and security valuation, which also include TRH’s evaluation of controls performed by the new third party providers. There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II – Item 1A. Risk Factors

          Included below are risks which could materially affect Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries “TRH”) business, results of operations, cash flows or financial condition that have changed since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

          S&P maintains a counterparty credit rating and insurer financial strength rating of “A+” (Strong) on each of TRC, TRZ and Putnam. The Company’s counterparty credit rating is “BBB+”. The outlooks for these ratings are stable. The Company’s senior unsecured debt rating is “BBB+”. On May 29, 2009, S&P affirmed all of these ratings. The counterparty credit rating and insurer financial strength rating “A+” represents the fifth highest level. The counterparty credit rating “BBB+” represents the eighth highest level.

          Best maintains financial strength ratings on TRC, TRZ and Putnam of “A (Excellent)” and issuer credit ratings of “a”. Best maintains an issuer credit rating of “bbb” on the Company. On May 11, 2009, Best affirmed all of these ratings. All of these ratings have negative outlooks. The financial strength rating “A (Excellent)” represents the third highest rating level. The issuer credit rating “a” represents the sixth highest rating level and the issuer credit rating “bbb” represents the ninth highest rating level.

          On September 30, 2009, citing concerns about catastrophe risk exposure, reserve leverage, long-term financial performance metrics and risks to profitability from potential inflationary trends, Moody’s downgraded the insurance financial strength rating of TRC and the senior unsecured debt rating of the Company. The insurance financial strength rating of TRC was downgraded from “Aa3” to “A1” and the Company’s senior unsecured debt rating was downgraded from “A3” to “Baa1”. Both of these ratings have stable outlooks. The insurance financial strength rating “A1” is the fifth highest rating level and the senior unsecured debt rating “Baa1” is the eighth highest level.

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

          A significant portion of TRH’s in-force treaty contracts as of September 30, 2009 permit the ceding company to cancel the contract on a cut-off or run-off basis if TRH’s operating subsidiaries’ financial strength rating is downgraded below a certain rating level, generally “A-”. TRC’s and TRZ’s financial strength ratings are at least two levels above the most common trigger point. In addition, contracts may also permit the ceding company to cancel the contract if there is a significant decline in the statutory surplus of TRC, generally of at least 20%.

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

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In November 2000, the Board of Directors authorized the purchase of up to 200,000 shares (375,000 shares after adjustment for subsequent stock splits) of Transatlantic Holdings, Inc.’s common stock in the open market or through negotiated transactions. The purchase program has no set expiration or termination date. As of September 30, 2009, 170,050 shares may still be purchased pursuant to this authorization. 1,100 shares were mistakenly purchased on behalf of TRH by TRH’s investment manager on September 3, 2009, and were subsequently sold on September 23, 2009. The preceding does not include 18,559 shares relating to options exercised in the three months ended September 30, 2009 that were attested to in satisfaction of the exercise price by holders of Transatlantic Holdings, Inc.’s employee or director stock options and 1,009 shares and 5,293 shares relating to restricted stock units (“RSU”) in the three and nine months ended September 30, 2009, respectively, that were attested to in satisfaction of withholding taxes relating to the issuance of the Company’s shares for vested RSUs by holders of Transatlantic Holdings, Inc.’s employee RSU’s.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Purchase Program(2)	Maximum Number of Shares That May yet Be Purchased Under the Purchase Program(2)

July 2009	—	$—	—	170,050
August 2009	—	—	—	170,050
September 2009	1,100	48.72	—	170,050

Total	1,100	48.72	—	170,050

(1) 1,100 shares of Transatlantic Holdings, Inc.’s common stock were mistakenly purchased on behalf of TRH by TRH’s investment manager on September 3, 2009, and were subsequently sold on September 23, 2009.
(2) The purchase program was announced in November 2000 and 200,000 shares (375,000 shares after adjustment for subsequent stock splits) were approved for purchase.

Part II – Item 6. Exhibits

          See accompanying Exhibit Index.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered and items for which substantially the same information has been previously reported by TRH.

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

Dated: November 9, 2009

Exhibit Index

Exhibit Number	Description	Location

3.1	Restated Certificate of Incorporation of Transatlantic Holdings, Inc., dated September 8, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009 and incorporated herein by reference.

3.2	Amended and Restated By-Laws of Transatlantic Holdings, Inc., dated September 8, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009 and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Provided herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Provided herewith.