Form 10-K
period 2009-12-31
TRANSATLANTIC HOLDINGS INC
filed 2010-02-24
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM to

COMMISSION FILE NUMBER 1-10545

TRANSATLANTIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3355897 (I.R.S. Employer Identification No.)
80 Pine Street, New York, New York (Address of principal executive offices)	10005 (Zip Code)

(212) 365-2200
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.00 per Share	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $2,868,315,447.

          As of January 31, 2010, there were outstanding 66,416,333 shares of Common Stock, $1.00 par value, of the registrant.

 Documents Incorporated by Reference

          Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the stockholders of the registrant scheduled to be held on May 20, 2010 are incorporated by reference in Part III of this Form 10-K.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

i

PART I

        Throughout this Annual Report on Form 10-K, Transatlantic Holdings, Inc. (the "Company", and collectively with its subsidiaries, "TRH") presents its operations in the way it believes will be most meaningful. In certain instances, TRH's unpaid losses and loss adjustment expenses are presented net of related reinsurance recoverable in accordance with principles prescribed or permitted by insurance regulatory authorities as these are standard measures in the insurance and reinsurance industries.

Item 1.    Business

The Company and Its History

        The Company is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Putnam Reinsurance Company ("Putnam"), the Company's name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of Transatlantic Reinsurance Company® ("TRC") in exchange for shares of common stock of the Company (the "Share Exchange"). Prior to the Share Exchange, American International Group, Inc. ("AIG", and collectively, with its subsidiaries, the "AIG Group") held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company's outstanding common stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company's common stock in a public offering. Prior to June 10, 2009 and as of December 31, 2008 and 2007, AIG beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and American Home Assurance Company ("AHAC"), a wholly owned subsidiary of AIG, consummated a secondary public offering (the "Offering") of 29.9 million issued and outstanding shares of the Company owned by AIG and AHAC. TRH did not receive any proceeds from the Offering. According to the Form 13F filed on February 18, 2010 by AIG, as of December 31, 2009, the AIG Group had sole voting authority over 9.2 million shares of the Company's common stock, representing approximately 13.8% of the Company's outstanding shares as of December 31, 2009. (See Relationship with the AIG Group for a description of recent events relating to AIG.)

        The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich ("TRZ"), acquired by TRC in 1996, and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets on both a treaty and facultative basis. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. Through its international locations, TRH has operations worldwide, including Canada, six countries in Europe, three countries in Central and South America, one country in Africa, one country in Asia (excluding Japan), Japan and Australia. TRC is licensed in Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region, the People's Republic of China and Australia. TRC is an Admitted Reinsurer in Brazil, where it maintains an office in Rio de Janeiro. In addition, TRC is registered and authorized as a foreign reinsurer in Argentina (where it maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), the Republic of Panama (where it maintains a representative office, TRC (PANAMÁ) S.A.), Bolivia, Chile, Colombia, Ecuador, El Salvador, France, Germany, Guatemala, Honduras, Mexico, Nicaragua, Paraguay, Peru, Uruguay and Venezuela, and is authorized to maintain a representative office in Shanghai, the People's Republic of China. TRZ is licensed as a reinsurer in Switzerland and registered in Paraguay, Ecuador, Argentina, Honduras, El Salvador, the Dominican Republic and Colombia. Transatlantic Polska Sp. z o.o., a subsidiary of TRC, maintains a registered representative office in Warsaw, Poland.

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

        TRH offers two types of reinsurance based on the underlying insurance coverage:

  •
  Casualty.  Casualty insurance protects the insured against financial loss arising out of its obligation to others for loss or damage to their person or property. Casualty reinsurance protects the ceding company against loss to the extent of the reinsurance coverage provided. TRH's principal lines of casualty reinsurance include other liability (including directors' and officers' liability ("D&O"), errors and omissions liability ("E&O") and general casualty), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health ("A&H") and surety and credit.

    Casualty insurance can be written on a claims-made or an occurrence basis. Claims-made policies generally provide coverage for claims made during the policy period regardless of when the act causing the claim occurred. Occurrence policies generally provide coverage in perpetuity for acts committed during the policy period regardless of when the claim is made. Depending on the nature of the business and statute of limitations, the final claims costs for occurrence business can take many years to be definitively known given that new claims can come in at any time and the cost of existing claims may continue to change over time. Claims-made business, while also taking a significant time to finalize claims costs, due to the development of open claims, generally has a shorter period for completion as the number of claims is known shortly after the policy expires.

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

  •
  Property.  Property insurance protects the insured against financial loss arising out of the loss of property or its use caused by an insured peril. Property reinsurance protects the ceding company against loss to the extent of the reinsurance coverage provided. TRH's principal lines of property reinsurance include fire, allied lines, auto physical damage and homeowners multiple peril.

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

Operations

        TRH's activities in the United States are conducted through its worldwide headquarters in New York, NY, its branch in Miami, FL and offices in Chicago, IL, Overland Park, KS, San Francisco, CA, Columbus, OH and Stamford, CT. All domestic treaty and facultative business is underwritten by, or under the supervision of, senior officers of TRH located in New York. TRH's headquarters in New York and offices in Miami, Rio de Janeiro, Toronto, London, Paris, Zurich, Hong Kong, Tokyo and Sydney offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Panama, Warsaw, Munich and Shanghai, and maintains exclusive representative arrangements with MS Upson Associates c.c. in Johannesburg, South Africa and with NOBARE in Stockholm, Sweden. On January 2, 2009, TRH's arrangement with Momentum Underwriting Management, Ltd. ("Momentum Underwriting") in London, England, in which Momentum Underwriting had the underwriting authority to bind TRH, pursuant to strict underwriting guidelines, lapsed and was not renewed by TRH. Momentum Underwriting no longer has underwriting authority on behalf of TRH. The termination of this arrangement did not affect business previously bound by Momentum Underwriting on behalf of TRH before the termination of this arrangement. TRH also operates Professional Risk Management Services, Inc. ("PRMS"), a wholly-owned subsidiary of the Company. Based in Arlington, VA, PRMS is an insurance program manager specializing in professional liability insurance services, including underwriting, claims and risk management, for individual healthcare providers, group practices, facilities and organizations.

        TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. Business underwritten by all branches located outside the United States and by the Miami branch (which underwrites business in Latin America and the Caribbean) accounted for approximately 49%, 50% and 51% of worldwide net premiums written in 2009, 2008 and 2007, respectively. (See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of premium fluctuations between years, Regulation for a discussion of certain conditions associated with international business and Note 17 of Notes to Consolidated Financial Statements for financial data by business segment.)

        Gross premiums written of approximately $263 million (6.3%), $310 million (7.0%) and $307 million (7.2%) in 2009, 2008 and 2007, respectively, were originated by the AIG Group and ceded to TRH. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement; and (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement are not material. (See Note 16 of Notes to Consolidated Financial Statements ("Note 16") for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.) (See Relationship with the AIG Group.)

        In addition, TRH holds a 40% interest in Kuwait Reinsurance Company (K.S.C.) ("Kuwait Re"), acquired in 2000, which has a balance sheet carrying value of $44.2 million and $51.4 million at December 31, 2009 and 2008, respectively. Kuwait Re provides property, casualty and life reinsurance products to clients in Middle Eastern and North African markets.

        TRC and Putnam have a quota share reinsurance agreement where TRC cedes 5% of its assumed reinsurance, net of other retrocessions, to Putnam. Presently all of Putnam's business is assumed from TRC pursuant to this quota share reinsurance agreement. This agreement was entered into for operational reasons and had no impact on TRH's consolidated financial position or results of operations.

Property and Casualty Lines of Business

        Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 71% of net premiums written in 2009, 70% in 2008 and 71% in 2007. The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated (see MD&A):

	Years Ended December 31,
	Net Premiums Written			Net Premiums Earned			Net Losses and Loss Adjustment Expenses Incurred			Loss and Loss Adjustment Expense Ratio
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(dollars in millions)
Casualty:
Other liability(1)(2)(3)(4)	$1,077.5	$1,037.2	$1,040.4	$1,037.6	$1,061.3	$1,043.9	$865.7	$842.3	$941.7	83.4%	79.4%	90.2%
Accident and health	416.0	314.0	248.3	399.3	302.8	238.5	331.7	232.0	185.6	83.1	76.6	77.8
Medical malpractice(3)(4)	339.3	372.4	388.8	359.0	372.5	379.8	255.6	295.8	304.2	71.2	79.4	80.1
Ocean marine and aviation(3)	291.8	323.6	335.7	305.8	329.2	350.9	217.1	251.7	251.5	71.0	76.5	71.7
Auto liability(3)	241.1	317.6	289.6	274.6	297.0	268.0	224.9	210.2	213.6	81.9	70.8	79.7
Surety and credit(2)	239.2	224.6	177.6	222.9	214.7	173.8	136.3	140.3	84.7	61.1	65.3	48.7
Other(4)	236.7	278.6	324.7	246.8	300.7	313.5	218.3	273.5	208.1	88.5	91.0	66.4

Total casualty	2,841.6	2,868.0	2,805.1	2,846.0	2,878.2	2,768.4	2,249.6	2,245.8	2,189.4	79.0	78.0	79.1

Property:
Fire(2)(3)(4)	507.5	582.7	568.6	544.6	573.7	534.2	236.2	393.5	235.6	43.4	68.6	44.1
Allied lines(2)(3)(4)	349.0	314.6	284.4	342.1	304.8	289.4	56.5	128.6	73.4	16.5	42.2	25.4
Auto physical damage	122.3	170.5	111.4	131.0	136.9	101.4	107.2	93.7	78.1	81.9	68.4	77.1
Homeowners multiple peril(3)(4)	70.5	72.8	64.5	77.5	72.4	83.4	16.1	13.5	(6.6)	20.7	18.7	(7.9)
Other(4)	95.2	99.5	118.9	97.9	101.4	125.9	13.6	32.1	68.1	13.9	31.7	54.1

Total property	1,144.5	1,240.1	1,147.8	1,193.1	1,189.2	1,134.3	429.6	661.4	448.6	36.0	55.6	39.6

Total	$3,986.1	$4,108.1	$3,952.9	$4,039.1	$4,067.4	$3,902.7	$2,679.2	$2,907.2	$2,638.0	66.3	71.5	67.6

(1)
A large majority of the amounts within the other liability line relates to complex risks such as E&O and D&O, to general casualty risks and, to a much lesser extent, environmental impairment liability.
(2)
In 2009, development on reserves held at December 31, 2008 relating to losses that occurred in 2008 and prior years significantly decreased net losses and loss adjustment expenses incurred in the fire, allied lines and surety and credit lines and significantly increased net losses and loss adjustment expenses incurred in the other liability line. There were no significant catastrophe losses incurred for events occurring in 2009.
(3)
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
(4)
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

        Operating results in 2009, 2008 and 2007 included pre-tax net catastrophe costs of ($6) million, $170 million and $55 million, respectively. (See MD&A.)

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

Treaty and Facultative Reinsurance

        Treaty reinsurance constitutes the great majority of TRH's business, accounting for 97%, 97% and 96% of net premiums written in 2009, 2008 and 2007, respectively. Facultative reinsurance comprises the balance of net premiums written.

        The following table presents certain information concerning TRH's treaty and facultative business for the periods indicated:

	Treaty
	Years Ended December 31,
	2009(1)	2008(2)	2007
	(in millions)
Gross premiums written	$3,947.3	$4,088.7	$3,971.5
Net premiums written	3,867.8	3,976.6	3,805.8
Net premiums earned	3,918.9	3,938.0	3,748.4

	Facultative
	Years Ended December 31,
	2009(1)	2008(2)	2007
	(in millions)
Gross premiums written	$256.5	$334.5	$312.1
Net premiums written	118.3	131.5	147.1
Net premiums earned	120.2	129.4	154.3

(1)
In 2009 compared to 2008, domestic treaty net premiums written increased significantly in the A&H and other liability lines, offset in part by a significant decrease in the medical malpractice line. International treaty net premiums written decreased significantly in the property, auto liability, boiler and machinery and ocean marine lines, partially offset by a significant increase in the A&H and other liability lines. Facultative gross premiums written decreased in 2009 compared to 2008 due largely to a decrease in premiums that, by prearrangement with TRH, were assumed from an AIG subsidiary and then ceded in an equal amount to other AIG subsidiaries in the property and other liability lines. Facultative net premiums written in 2009 decreased compared to 2008 principally in the other liability line along with relatively smaller decreases spread across several lines.
(2)
In 2008 compared to 2007, domestic treaty net premiums written increased significantly in the property, A&H, auto liability and other liability lines, offset in part by a significant decrease in the fidelity line. International treaty net premiums written increased significantly in the property, credit and A&H lines, partially offset by a significant decrease in the other liability and ocean marine lines. Facultative gross premiums written increased in 2008 compared to 2007 due largely to an increase in premiums that, by prearrangement with TRH, were assumed from an AIG subsidiary and then ceded in an equal amount to other AIG subsidiaries in the fire line. Facultative net premiums written in 2008 decreased compared to 2007 principally in the property and A&H lines.

  Treaty Reinsurance

        Treaty reinsurance accounted for approximately $3.95 billion of gross premiums written and $3.87 billion of net premiums written in 2009. Approximately 72% of treaty net premiums written resulted from casualty lines treaties, with the remainder from property lines treaties. Approximately 70% of total treaty gross premiums written in 2009 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Treaty business written by TRH's international operations accounted for approximately 47% of TRH's total net premiums written for the year ended December 31, 2009.

        TRH's treaty business consists primarily of business within the other liability (including D&O and E&O), A&H, medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), surety and credit, fire, allied lines, auto physical damage and homeowners multiple peril lines. A significant portion of TRH's business within these lines (primarily other liability, medical malpractice and A&H) is derived from complex risks.

        TRH's treaty business accepts a portfolio of risks on either a risk attaching basis or loss occurring during ("LOD") basis. For risk attaching treaties, if an individual risk covered by the treaty incepts during the treaty period, TRH's liability for that policy goes to that treaty year regardless of when the loss occurs. For LOD treaties, TRH covers losses occurring during the treaty coverage period on all in-force policies, regardless of the date the policies were issued by the ceding company.

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

        TRH offers brokers full service with large capacity for both casualty and property risks. For non-AIG Group business, TRH often seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and takes the initiative in negotiating price, terms and conditions. TRH believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. Except where premiums assumed were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement, TRH has generally not set terms and conditions as lead underwriter with respect to treaty reinsurance purchased by the AIG Group, although it may do so in the future. When TRH does not lead the treaty, it may still suggest changes to any aspect of the treaty. TRH may reject any treaty business offered to it based upon its assessment of all relevant factors. Such factors include type and level of risk assumed, actuarial and underwriting judgment with respect to rate adequacy, various treaty terms, prior and anticipated loss experience (including exposure to natural and man-made catastrophes) on the treaty, prior business experience with the ceding company, overall financial position, operating results, the A.M. Best Company ("Best"), Standard & Poor's ("S&P") and Moody's Investors Service ("Moody's") ratings of the ceding company and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

        TRH currently has approximately 3,700 treaties in effect for the current underwriting year. In 2009, no single treaty exceeded 3% of treaty gross premiums written. Approximately 6% of treaty gross premiums written in 2009 were originated by the AIG Group and ceded to TRH. These amounts exclude premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement are not material. (See Relationship with the AIG Group.) The majority of TRH's non-AIG Group treaty premiums were written on a pro rata basis. Except for the AIG Group, no single ceding company accounted for more than 5% of total treaty gross premiums written in 2009. (See Relationship with the AIG Group.)

  Facultative Reinsurance

        During 2009, TRH wrote approximately $256.5 million of gross premiums written and $118.3 million of net premiums written of facultative reinsurance. The vast majority of the difference between gross premiums written and net premiums written represents amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries. Approximately 61% of facultative net premiums written represented casualty risks with the balance comprising property risks. TRH provides facultative reinsurance on predominantly an excess-of-loss basis, although some business is written on a pro rata basis. Facultative business written by TRH's international operations accounted for approximately 2% of TRH's total net premiums written for the year ended December 31, 2009.

        TRH's facultative contracts (also called certificates) provide prospective coverage on virtually the same basis as the original policy issued by the ceding insurer. In 2009, TRH's facultative book of business focused on the property, other liability, medical malpractice and A&H lines, although coverage is generally offered for most lines of business, and is written principally on a risk attaching basis for each risk (i.e., TRH's liability starts with the underlying policy inception and ends when the underlying policy expires). With respect to facultative contracts, TRH's clients come to TRH on a risk by risk basis when they wish to obtain a larger policy limit than provided by their existing outward treaty reinsurance or when their existing treaty reinsurance excludes a class of business or type of coverage they provide to policyholders.

        Other underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business. Approximately 8% of facultative gross premiums written in 2009 were originated by the AIG Group and ceded to TRH. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement; and (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement are not material. (See Relationship with the AIG Group.) Except for the AIG Group, no single ceding company accounted for more than 4% of total facultative gross premiums written in 2009.

Retrocession Arrangements

        To a limited extent, TRH enters into retrocession arrangements, generally in order to reduce the effect of individual or aggregate losses, to reduce volatility in specific lines, to improve risk adjusted portfolio returns and to increase gross premium writings and risk capacity without requiring additional capital.

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

        As of December 31, 2009, TRH had in place approximately 130 active retrocessional arrangements for current and prior underwriting years with approximately 300 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses and loss adjustment expenses totaled $747.1 million, including $266.5 million recoverable from the AIG Group. No unsecured recoverables from a single retrocessionnaire are considered material to the financial position of TRH. (See Note 16.)

Risk Management

        TRH employs an Enterprise Risk Management ("ERM") framework to identify, assess, quantify, mitigate and manage TRH's risks in order to maximize its long-term value and achieve its corporate objectives. This framework is integrated into the day-to-day activities of TRH as well as its strategic planning processes.

        As part of this framework, TRH determines its underwriting risk profile by giving underwriters written underwriting authorities which are linked to competence and delegated according to class, risk limits, program limits and premium limits. The monitoring of underwriting and claims performance takes various forms including the qualitative review of underwriting files and rationales by peers and internal audit reviews of underwriting authorities and data input into TRH's real-time management information system. Class results are reviewed quarterly at meetings between the regional Chief Underwriting Officers, the risk management department, the heads of underwriting areas, line underwriters, actuaries and the claims department. In addition, the actuarial department monitors rate adequacy, conducts profitability studies and assesses reserve adequacy.

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

        The risk management team is led by the Chief Risk Officer ("CRO") who reports directly to the Chief Executive Officer who chairs a Corporate Risk Management Committee composed of executive officers including the CRO, Chief Financial Officer, Chief Information Officer, General Counsel, Chief Actuary, Senior Claims Executive in New York as well as the Chief Underwriting Officers for the Domestic Operations, International Operations and the Caribbean and Latin American Operations, among other officers. In addition, the Risk Management Committee of the Company's Board of Directors provides Board oversight of the risk management of TRH.

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

        TRH is engaged in the continuous review and enhancement of its ERM framework, which includes the development of an economic capital model to assess the probability and potential severity of risk events and to determine the optimum risk adjusted profile for TRH.

Marketing

        TRH provides property and casualty reinsurance capacity through brokers as well as directly to insurance and reinsurance companies in both the domestic and international markets. TRH believes its worldwide network of offices helps position TRH to take advantage of market opportunities.

        Business assumed from the AIG Group is generally obtained directly from the ceding company. Non-AIG Group treaty business is produced primarily through brokers, while non-AIG Group facultative business is produced both directly and through brokers. Brokerage fees generally are paid by reinsurers. In 2009, approximately 82% of TRH's non-AIG Group gross premiums written was written through brokers and the balance was written directly. In 2009, companies controlled by Aon Corporation ("Aon") and Marsh & McLennan Companies, Inc. ("Marsh"), were TRH's largest brokerage sources of non-AIG Group business. Non-AIG Group business brokered by Aon, Marsh and the rest of TRH's ten largest brokerage sources of non-AIG business as a percentage of TRH's consolidated revenues and total gross premiums written in 2009 are presented below:

	Revenues	Gross Premiums Written
Aon	25%	26%
Marsh	16	17
Next eight largest brokerage sources of non-AIG business	17	18

Ten largest brokerage sources of non-AIG business	58%	61%

        The business attributable to a broker includes all non-AIG gross premiums produced by that broker and its affiliates in the full year regardless of the date that any such affiliate was acquired.

        TRH believes that its emphasis on generally seeking the lead position in reinsurance treaties in which it participates is beneficial in obtaining business. Brokers do not have the authority to bind TRH with respect to reinsurance agreements, nor does TRH commit in advance to accept any portion of the business that brokers submit to it.

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

Reserves for Unpaid Losses and Loss Adjustment Expenses ("Gross Loss Reserves")

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

        TRH also establishes reserves to provide for the estimated expenses of settling claims, including legal and other fees, the general expenses of administering the claims adjustment process (i.e., loss adjustment expenses ("LAE")), and for losses and LAE incurred but not reported ("IBNR"). TRH calculates LAE and IBNR reserves by using generally accepted actuarial reserving techniques to estimate the ultimate liability for losses and LAE. Such reserves are periodically reassessed by TRH to adjust for changes in the expected loss emergence pattern over time. TRH has an in-house actuarial staff which periodically reviews TRH's unpaid losses and LAE both gross and net of related reinsurance recoverables.

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

        The methods of determining estimates for unreported losses and establishing resulting reserves and related reinsurance recoverable are continually reviewed and updated, and any resulting adjustments are reflected in income currently. The process relies upon the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. However, estimation of loss reserves is a difficult process, especially in view of changing legal and economic environments which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

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

        During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward. Even then, the ultimate net liability may be materially different from the revised estimates which are reflected in TRH's consolidated financial statements, and such differences may have, and in certain years have had, a material effect on net income. (See MD&A, including the discussion of Critical Accounting Estimates, and Note 2(j) of Notes to Consolidated Financial Statements for further discussion.)

        Net losses and LAE incurred consist of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of liabilities for prior period losses.

        The "Analysis of Consolidated Net Loss Reserves Development" which follows presents the development of net loss reserves for calendar years 1999 through 2009. The upper half of the table shows the cumulative amounts paid during successive years relating to the opening reserve. For example, with respect to the net loss reserve of $6.90 billion as of December 31, 2007, by the end of 2009 (two years later) $2.81 billion had actually been paid in settlement of those net loss reserves. In addition, as reflected in the lower section of the table, the original net loss reserve of $6.90 billion was re-estimated to be $6.96 billion at December 31, 2009. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims, overall claim frequency and severity patterns. The net

(deficiency) redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net deficiency of $59.2 million at December 31, 2009 relating to December 31, 2007 net loss reserves of $6.90 billion represents the cumulative amount by which net loss reserves as of year-end 2007 have developed adversely from that date through the end of 2009.

        Each amount other than the original reserves in the following table includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2006 for $150,000 was first reserved in 2003 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net (deficiency) redundancy in each of the years in the period 2003 through 2005 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

        The "Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability" presents additional information regarding the development of gross loss reserves.

ANALYSIS OF CONSOLIDATED NET LOSS RESERVES DEVELOPMENT(1)

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(in thousands)
Net loss reserves, as of December 31:(2)	$2,762,162	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443	$6,207,220	$6,899,716	$7,349,078	$7,871,825
Cumulative paid as of:
One year later	953,708	892,752	1,033,574	1,057,314	1,090,058	1,492,464	1,447,284	1,464,916	1,841,768	1,559,712
Two years later	1,570,329	1,573,227	1,759,047	1,806,388	2,035,299	2,416,036	2,526,261	2,761,250	2,813,396
Three years later	2,050,795	2,071,480	2,332,901	2,535,149	2,792,484	3,263,061	3,549,463	3,485,127
Four years later	2,408,700	2,499,596	2,932,043	3,198,831	3,485,611	4,028,731	4,127,882
Five years later	2,722,971	2,940,058	3,479,594	3,792,955	4,112,690	4,453,364
Six years later	3,039,306	3,333,401	3,953,515	4,297,909	4,470,656
Seven years later	3,306,557	3,649,883	4,365,880	4,609,558
Eight years later	3,525,322	3,952,850	4,620,686
Nine years later	3,765,082	4,137,488
Ten years later	3,876,772
Net reestimated liability as of:(2)
End of year	2,762,162	2,614,917	2,908,887	3,257,906	3,956,420	4,980,609	5,690,443	6,207,220	6,899,716	7,349,078	7,871,825
One year later	2,776,519	2,650,589	3,248,013	3,580,493	4,273,802	5,249,445	5,871,571	6,295,600	6,899,232	7,310,130
Two years later	2,802,612	3,088,303	3,561,876	4,112,290	4,781,344	5,557,243	6,133,365	6,385,124	6,958,926
Three years later	3,158,790	3,392,021	4,176,419	4,637,194	5,110,862	5,878,870	6,282,334	6,441,824
Four years later	3,379,226	3,872,054	4,641,988	4,976,922	5,485,195	6,066,219	6,401,324
Five years later	3,725,975	4,217,748	4,904,646	5,345,798	5,701,065	6,209,964
Six years later	3,944,728	4,396,225	5,184,316	5,555,013	5,881,308
Seven years later	4,064,479	4,584,446	5,390,160	5,742,547
Eight years later	4,193,632	4,747,977	5,570,367
Nine years later	4,321,030	4,898,056
Ten years later	4,439,343
Net (deficiency) redundancy as of December 31, 2009	$(1,677,181)	$(2,283,139)	$(2,661,480)	$(2,484,641)	$(1,924,888)	$(1,229,355)	$(710,881)	$(234,604)	$(59,210)	$38,948

(1)
This table is on a calendar year basis and does not present accident or underwriting year data.
(2)
Represents unpaid losses and loss adjustment expenses, net of related reinsurance recoverables.

ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
AND NET REESTIMATED LIABILITY(1)

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(in thousands)
End of year:
Gross liability	$3,304,931	$3,077,162	$3,747,583	$4,032,584	$4,805,498	$5,941,464	$7,113,294	$7,467,949	$7,926,261	$8,124,482	$8,609,105
Related reinsurance recoverable	542,769	462,245	838,696	774,678	849,078	960,855	1,422,851	1,260,729	1,026,545	775,404	737,280

Net liability	$2,762,162	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443	$6,207,220	$6,899,716	$7,349,078	$7,871,825

One year later:
Gross reestimated liability	$3,369,520	$3,126,518	$4,136,126	$4,465,908	$5,117,490	$6,344,019	$7,306,595	$7,633,138	$7,918,300	$8,070,824
Reestimated related reinsurance recoverable	593,001	475,929	888,113	885,415	843,688	1,094,574	1,435,024	1,337,538	1,019,068	760,694

Net reestimated liability	$2,776,519	$2,650,589	$3,248,013	$3,580,493	$4,273,802	$5,249,445	$5,871,571	$6,295,600	$6,899,232	$7,310,130

Two years later:
Gross reestimated liability	$3,426,471	$3,565,853	$4,556,676	$5,003,598	$5,761,231	$6,633,579	$7,618,979	$7,722,795	$7,988,632
Reestimated related reinsurance recoverable	623,859	477,550	994,800	891,308	979,887	1,076,336	1,485,614	1,337,671	1,029,706

Net reestimated liability	$2,802,612	$3,088,303	$3,561,876	$4,112,290	$4,781,344	$5,557,243	$6,133,365	$6,385,124	$6,958,926

Three years later:
Gross reestimated liability	$3,788,866	$3,970,012	$5,188,506	$5,678,239	$6,096,568	$7,017,192	$7,769,983	$7,770,305
Reestimated related reinsurance recoverable	630,076	577,991	1,012,087	1,041,045	985,706	1,138,322	1,487,649	1,328,481

Net reestimated liability	$3,158,790	$3,392,021	$4,176,419	$4,637,194	$5,110,862	$5,878,870	$6,282,334	$6,441,824

Four years later:
Gross reestimated liability	$4,098,524	$4,492,711	$5,814,220	$6,034,785	$6,536,334	$7,219,505	$7,886,168
Reestimated related reinsurance recoverable	719,298	620,657	1,172,232	1,057,863	1,051,139	1,153,286	1,484,844

Net reestimated liability	$3,379,226	$3,872,054	$4,641,988	$4,976,922	$5,485,195	$6,066,219	$6,401,324

Five years later:
Gross reestimated liability	$4,479,946	$4,868,258	$6,099,084	$6,467,893	$6,766,081	$7,364,727
Reestimated related reinsurance recoverable	753,971	650,510	1,194,438	1,122,095	1,065,016	1,154,763

Net reestimated liability	$3,725,975	$4,217,748	$4,904,646	$5,345,798	$5,701,065	$6,209,964

Six years later:
Gross reestimated liability	$4,728,479	$5,058,733	$6,441,624	$6,692,327	$6,952,158
Reestimated related reinsurance recoverable	783,751	662,508	1,257,308	1,137,314	1,070,850

Net reestimated liability	$3,944,728	$4,396,225	$5,184,316	$5,555,013	$5,881,308

Seven years later:
Gross reestimated liability	$4,860,380	$5,262,921	$6,660,562	$6,887,469
Reestimated related reinsurance recoverable	795,901	678,475	1,270,402	1,144,922

Net reestimated liability	$4,064,479	$4,584,446	$5,390,160	$5,742,547

Eight years later:
Gross reestimated liability	$5,007,580	$5,439,253	$6,849,486
Reestimated related reinsurance recoverable	813,948	691,276	1,279,119

Net reestimated liability	$4,193,632	$4,747,977	$5,570,367

Nine years later:
Gross reestimated liability	$5,145,660	$5,591,138
Reestimated related reinsurance recoverable	824,630	693,082

Net reestimated liability	$4,321,030	$4,898,056

Ten years later:
Gross reestimated liability	$5,265,220
Reestimated related reinsurance recoverable	825,877

Net reestimated liability	$4,439,343

Gross (deficiency) redundancy as of December 31, 2009	$(1,960,289)	$(2,513,976)	$(3,101,903)	$(2,854,885)	$(2,146,660)	$(1,423,263)	$(772,874)	$(302,356)	$(62,371)	$53,658

(1)
This table is on a calendar year basis and does not represent accident or underwriting year data.

        The trend depicted in the latest development year in the net reestimated liability portion of the "Analysis of Consolidated Net Loss Reserves Development" table and in the "Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability" table reflects net favorable development. Net favorable development of $38.9 million was recorded in 2009 on losses occurring in all prior years. (See MD&A.) This net favorable development was comprised of net favorable development of $219.1 million for losses occurring in 2002 to 2008, partially offset by net adverse development of $180.2 million for losses occurring in 2001 and prior.

        In general, the deficiencies shown in the tables for the years 1999 through 2006 resulted largely from losses occurring in 2001 and prior in certain casualty lines. Such adverse development has involved an unexpected increase in the frequency and severity of large claims, as was common in the industry, relating to non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for such volatile classes as medical malpractice, D&O, E&O and other general casualty. (See MD&A.)

        For TRH's domestic subsidiaries (TRC and Putnam), there is no difference in reserves for losses and LAE, net of related reinsurance recoverable, whether determined in accordance with generally accepted accounting principles in the U.S. ("GAAP") or statutory accounting principles. (See Note 6 of Notes to Consolidated Financial Statements for a reconciliation of beginning and ending gross and net loss reserves.)

Investment Operations

        TRH's investments must comply with the insurance laws of the State of New York, the state of domicile of TRC and Putnam, and of the other states and jurisdictions in which the Company and its subsidiaries are regulated. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate fixed maturities, preferred and common stocks, real estate mortgages and real estate. The Finance and Investment Committee of the Company's Board of Directors and senior management oversee investments, establish TRH's investment strategy and implement investment decisions. Through June 30, 2009, the AIG Group acted as financial advisors and managers of TRH's investment portfolio and, in connection therewith, made the selection of particular investments. Effective July 1, 2009, TRH employs a third party not affiliated with AIG to provide these services.

        TRH's current investment strategy seeks to optimize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. Tax-exempt fixed maturities carry lower pre-tax yields than taxable fixed maturities that are comparable in risk and term to maturity due to their tax-advantaged status. (See MD&A.) The equity portfolio is structured to achieve capital appreciation primarily through a selection of large capitalization U.S. stocks. Other invested assets principally include alternative investments and TRH's 40% interest in Kuwait Re.

        Through 2008, TRH participated in a securities lending program (the "Securities Lending Program") managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities available for sale) from its portfolio were loaned to third parties. (See Note 4(h) of Notes to Consolidated Financial Statements.) Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was invested to earn a spread. The collateral received was invested in separate portfolios containing floating rate bonds (i.e., fixed maturities), including asset-backed securities, and interest-bearing cash equivalents. These portfolios were maintained in segregated accounts for TRH by the program manager. The collateral was returned to the counterparties when the loaned securities were returned to TRH at a future date. In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program.

        The following table reflects investment results for TRH for each of the five years in the period ended December 31, 2009.

INVESTMENT RESULTS(1)

	Consolidated			Excluding Securities Lending Program(2)
Years Ended December 31,	Average Investments and Interest-Bearing Cash(3)	Pre-Tax Net Investment Income	Pre-Tax Effective Yield(4)	Average Investments and Interest-Bearing Cash(5)	Pre-Tax Net Investment Income(6)	Pre-Tax Effective Yield(7)
	(dollars in thousands)
2009	$11,470,262	$467,402	4.1%	$11,470,262	$467,402	4.1%
2008	11,595,522	440,451	3.8	10,589,507	437,883	4.1
2007	12,024,944	469,772	3.9	10,171,508	467,293	4.6
2006	10,270,004	434,540	4.2	9,119,143	432,343	4.7
2005	8,748,640	343,247	3.9	8,007,658	341,631	4.3

(1)
See discussion of the impact of the Securities Lending Program on investment yields in 2008 and 2007 in Results of Operations in MD&A.
(2)
Represents consolidated information excluding the Securities Lending Program which better reflects the return on the current investment portfolio as the Securities Lending Program was terminated in the fourth quarter of 2008.
(3)
Average of beginning and ending carrying values of investments and interest-bearing cash and cash equivalents for the year.
(4)
Pre-tax net investment income divided by average investments and interest-bearing cash and cash equivalents.
(5)
Average of beginning and ending carrying values of investments and interest-bearing cash and cash equivalents excluding securities lending invested collateral.
(6)
Pre-tax net investment income excluding net investment income from securities lending invested collateral.
(7)
Pre-tax net investment income excluding net investment income from securities lending invested collateral divided by average investments and interest-bearing cash and cash equivalents excluding securities lending invested collateral.

        The carrying values of available for sale securities are subject to significant volatility from changes in their fair values. (See MD&A.)

        As of December 31, 2009, the fair value of the total investment portfolio was $12.37 billion.

        In addition, TRH's investments are exposed to market and other significant risks which could result in the loss of fair value. Market risk results from the potential for adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. TRH has performed Value at Risk ("VaR") analyses to estimate the maximum potential loss of fair value that could occur as a result of market risk over a period of one month at a confidence level of 95%. TRH's market risk analyses do not provide weight to risks relating to market issues such as liquidity and the credit-worthiness of investments. (See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.)

Competition

        The reinsurance business is a mature, highly competitive industry in virtually all lines of business. (See MD&A for a discussion of market conditions and trends in competition intensity in recent years.)

        Competition in the types of reinsurance in which TRH engages is based on many factors, including the perceived overall financial strength of the reinsurer, Best, S&P and Moody's ratings, states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer, capacity and coverages offered, premiums charged, specific terms and conditions of the reinsurance offered, value-added services offered, speed of claims payment and reputation and experience in the lines of business underwritten. These factors also operate in the aggregate across the reinsurance industry, generally in combination with prevailing economic conditions. Reinsurance purchases are also sensitive to cyclical movements in reinsurance rates, terms and conditions and, ultimately, the reinsurance industry's overall financial results.

        TRH competes in the United States and international reinsurance markets with numerous international and domestic reinsurance companies, some of which have greater resources than TRH or operate in different regulatory jurisdictions and tax environments. TRH's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, domestic and European underwriting syndicates and, in some instances, government owned or subsidized facilities. Although most reinsurance companies operate in the broker market, TRH's largest competitors also work directly with ceding companies, competing with brokers.

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

Employees

        At December 31, 2009, TRH had approximately 620 employees. Approximately 270 employees were located in the New York headquarters; 110 employees were located in other locations in the United States and 240 employees were located in offices outside of the United States.

Regulation

        TRH's operations are subject to regulation in the U.S. and abroad. Changes to the regulatory environment can have a significant effect on TRH and its businesses. TRC, TRZ and Putnam, in common with other reinsurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an elected or appointed state insurance official. This regulation and supervision focuses primarily on the level of solvency that must be maintained, including risk-based capital measurements, limitations on the form of investments and other forms of risk. In addition, such regulation covers the licensing of underwriters of insurance and reinsurance, restrictions on the size of risks which may be insured under a single contract, specifications for deposits of securities for the benefit of ceding companies, methods of accounting, periodic examinations of the affairs and financial reports of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. As required by the State of New York, TRC and Putnam use the Codification of Statutory Accounting Principles as primary guidance on statutory accounting. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders rather than security holders.

        The rates and contract terms of reinsurance agreements with non-affiliates are generally not subject to regulation by any governmental authority. This contrasts with primary insurance agreements where the rates and policy terms are generally closely regulated by governmental authorities. As a practical matter, however, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms under associated reinsurance agreements.

        The Company, under the relevant insurance laws, is deemed an insurance holding company and TRH and its insurance company affiliates are subject to the insurance holding company statutes of various states and jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require domestic insurance holding companies and insurers and reinsurers that are subsidiaries of insurance holding companies to register with the applicable state regulatory authority and to file with that authority certain reports which provide information concerning their capital structure, ownership, financial condition, affiliated company transactions and general business operations.

        Such insurance holding company laws generally also require prior regulatory agency approval of changes in direct or indirect control of an insurer or reinsurer and of certain material intercorporate transfers of assets within the holding company structure. The New York Insurance Law provides that no corporation or other person, except an authorized insurer, may acquire direct control of TRC or Putnam, or acquire control of the Company and thus indirect control of TRC and Putnam, unless such corporation or person has obtained the prior approval of the New York State Insurance Department (the "NYS ID") for such acquisition. For the purposes of the New York Insurance Law, any investor acquiring ten percent or more of the Company's common shares would be presumed to be a "controlling person" of the Company and its subsidiaries, unless the NYS ID determines upon application that such investor would not control the Company. An investor who could be deemed a "controlling person" of the Company would be required to obtain the approval of the NYS ID prior to such acquisition. In addition, such investor would become subject to various ongoing reporting requirements in New York and in certain other states.

        Risk Based Capital ("RBC") is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, in theory, inadequately capitalized insurance companies can be identified. The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to items deemed to have more risk by the National Association of Insurance Commissioners ("NAIC") and lower factors are applied to items that are deemed to have less risk. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations.

        The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control.

        At December 31, 2009, the statutory surpluses of TRC and Putnam each exceeded the level of surplus required under RBC requirements for regulatory attention.

        Through the "credit for reinsurance" mechanism, TRC and Putnam are indirectly subject to the effects of regulatory requirements imposed by the states in which TRC's and Putnam's ceding companies are licensed. In general, an insurer which obtains reinsurance from a reinsurer that is licensed, accredited or authorized by the state in which the insurer files statutory financial statements is permitted to take a credit on its statutory financial statements in an aggregate amount equal to the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to the reinsurer, subject to certain limitations where amounts of reinsurance recoverable on paid losses are more than 90 days overdue. Certain states impose additional requirements that make it difficult to become so authorized, and certain states do not allow credit for reinsurance ceded to reinsurers that are not licensed or accredited in that state without additional provision for security.

        At the December 2008 Winter National Meeting, the NAIC formally adopted the new NAIC Reinsurance Regulatory Modernization Framework proposal (the "Framework"). The Framework contemplates the creation of the NAIC Reinsurance Supervision Review Department (the "RSRD"). The purpose of the RSRD will be to review and evaluate systems of reinsurance regulation in U.S. jurisdictions and non-U.S. jurisdictions to determine whether those regulatory systems are equivalent in terms of effectiveness to the systems of reinsurance regulation in typical U.S. jurisdictions. International reinsurers domiciled in an RSRD approved jurisdiction are eligible to participate in the Framework. The same is true for U.S. reinsurers domiciled in a U.S. state that has been approved by the RSRD.

        Under the Framework, the issue of whether credit for reinsurance in financial statements would be allowed will be determined primarily by the single state that is the primary U.S. regulator of the reinsurer, rather than by the domestic regulators of the ceding insurers as is done currently.

        Participating reinsurers would be assigned one of five security ratings by their U.S. regulator—ranging from 1 (secure) to 5 (vulnerable). The ratings would be based upon a number of factors, including but not limited to the reinsurers' ratings from rating agencies. The level of collateral required for reinsurance placed with reinsurers would vary from zero for reinsurers with the highest security rating to 100% of gross assumed liabilities for reinsurers with the lowest security ratings. It should be noted that the

NAIC's approval of the Framework is not, in and of itself, sufficient to implement the Framework. The Framework requires enabling legislation from the U.S. Congress. The Framework needs to be adopted separately by each state legislature and the NAIC Reinsurance Task Force must develop an operating plan for the RSRD. Finally, the Framework would be applied only on a prospective basis.

        In addition to the NAIC actions, several federal proposals were introduced in Congress which would allow industry participants to voluntarily choose a federal charter over the current state system. With the current debate in Congress over financial services regulatory reform, TRH believes that any insurance industry reform will most likely be addressed within the broader financial services industry proposals. Several states including New York and Florida have also drafted separate collateral requirement proposals. While it is unclear what proposal will ultimately be adopted by the states, any revision of the collateral requirements will likely recognize that reinsurers domiciled in certain countries outside of the U.S. are subject to financial scrutiny comparable to their U.S. domiciled counterparts. Consequently, collateral requirements under credit for reinsurance rules may be based in part on domicile and in part on each reinsurer's financial strength rating as assigned by the NAIC or its designated rating organization(s). TRH does not presently expect this proposal to have a material effect on its operations. However, such proposal is expected to reduce the amount of collateral that many non-U.S. domiciled companies will need to post to secure their obligations to U.S. domiciled insurers and reinsurers.

        TRH's international operations are regulated in various jurisdictions with respect to licensing requirements, currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possible tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted. Regulations governing technical reserves and remittance of balances in some countries may hinder remittance of profits and repatriation of assets.

        The Terrorism Risk Insurance Act of 2002 ("TRIA") was signed into law in November 2002 and extended for two years in December 2005. TRIA provided coverage to the insurance industry for acts of terrorism, as defined by TRIA. The Terrorism Risk Insurance Extension Act of 2005 ("TRIEA") greatly increased the portion of the loss the insurance industry would pay in the event of a terrorist attack and reduced the number of lines covered. This coverage does not apply to reinsurers. The Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA") extended the TRIEA program through 2014. TRIPRA removes the distinction between foreign and domestic acts of terrorism and hardens the cap on insurers' aggregate liability at $100 billion. Additionally, TRIPRA mandates that Federal fund outlays be recouped by mandatory policyholder surcharges. In general, TRH does not provide terrorism cover under international property treaties nor does it provide cover for certified acts of terrorism, as defined by TRIEA, under domestic property treaties. TRH offers terrorism-specific treaty coverages to ceding companies on a limited basis. With respect to other lines of business, TRH assumes terrorism risk in marine, aviation and other casualty treaties after careful underwriting consideration and, in many cases, with limitations.

        Within the European Union (the "EU"), the EU Reinsurance Directive of November 2005 (the "Directive") was adopted and may be fully implemented by all member countries by 2010. The Directive requires member countries to lift barriers to trade within the EU for companies that are domiciled in an EU country. TRH operates within the EU through a series of foreign branches and continues to evaluate the potential impact of the implementation of the Directive which could vary from country to country. TRH has contacted insurance regulators throughout the EU to ascertain their regulatory intent and to discuss each country's rule applicable to TRH. Currently, TRH continues to conduct business within the EU through its foreign branches with no significant impact on its operations. As each country within the EU adopts rules implementing the Directive, TRH could be materially adversely affected by the adopted rules. TRH may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries implementing the Directive.

        In addition to the Directive, the EU is phasing in a new regulatory regime for regulation of financial services known as "Solvency II." Solvency II is a principles-based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements of insurers and reinsurers. It is anticipated that Solvency II will not be implemented before 2012. TRH could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustment to TRH's corporate operating structure.

        Traditionally, regulatory and legislative changes affecting the insurance and reinsurance industries, as well as the financial services industry as a whole, are conducted in an organized and structured manner encompassing the issuance of draft legislation or regulations and a significant period for review, evaluation and comment by the industry and markets. As a result of the recent displacement in the financial markets and its impact on the insurance and reinsurance industry, legislators and/or regulators may feel compelled to pass new rules in an expedited manner without the normal review periods. The passage of new regulatory rules on an expedited basis may have a material adverse impact on TRH if those rules increase the cost of doing business or restrict TRH's ability to underwrite certain lines of business and/or make certain investments without providing TRH with the normal amount of time to review the new rules, assess their impact on TRH and allow TRH to alter its business strategies or restructure in the most efficient manner.

Relationship with the AIG Group

  Secondary Public Offering of the Company's Common Stock by AIG

        AIG, a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG's primary activities include general insurance, life insurance and retirement services operations. Other significant activities include financial services and asset management. AIG subsidiaries, collectively, are among the largest purchasers of reinsurance in the insurance industry based on premiums ceded.

        Prior to June 10, 2009 and as of December 31, 2008 and 2007, AIG beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and AHAC, a wholly owned subsidiary of AIG, consummated the Offering of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. TRH did not receive any proceeds from the Offering. According to the Form 13F filed on February 18, 2010 by AIG, as of December 31, 2009, the AIG Group had sole voting authority over 9.2 million shares of the Company's common stock, representing approximately 13.8% of the Company's outstanding shares as of December 31, 2009.

        As a result of the Offering, the Company is no longer considered a "controlled company" pursuant to the corporate governance listing standards of the New York Stock Exchange ("NYSE") and is no longer able to avail itself of the exemptions from certain of the NYSE's corporate governance listing standards applicable to controlled companies (subject to the rules of the NYSE permitting a phase in period for compliance with such corporate governance listing standards).

        In connection with the Offering, TRH entered into a Master Separation Agreement (the "MSA") with AIG and AHAC on May 28, 2009. The MSA sets forth TRH's agreements with AIG and AHAC regarding the orderly separation of TRH from AIG, AHAC and their subsidiaries (the "Separation") and governs certain aspects of TRH's relationship with AIG, AHAC and their subsidiaries on a going forward basis, including their waiver of certain rights they may have under intercompany agreements and insurance agreements.

        In connection with the Offering, TRH also entered into (a) a transition services agreement (the "TSA") with AIG; (b) a stockholders agreement (the "Stockholders Agreement") with AIG and AHAC; and (c) a registration rights agreement (the "Registration Rights Agreement") with AIG and AHAC. The TSA sets forth TRH's agreements with AIG regarding the provision by AIG, AHAC and their subsidiaries of limited services to TRH for a specified period of time following the Separation. As of December 31, 2009, all service agreements under the TSA have expired. The Stockholders Agreement provides AIG and AHAC with certain information and consent rights and will subject AIG, AHAC and their respective subsidiaries, affiliates, officers and directors to certain standstill provisions. Additionally, pursuant to the Stockholders Agreement, AIG, AHAC and their subsidiaries are subject to voting and transfer restrictions covering their shares of the Company's common stock. The Registration Rights Agreement provides AIG and AHAC with registration rights relating to any shares of the Company's common stock held by them. AIG and AHAC may require TRH to register under the Securities Act of 1933 all or a portion of these shares. The registration rights are subject to certain limitations, including TRH's right to temporarily suspend the registration of shares.

        TRH is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (the "Applicable Arrangements and Authorizations") that contain provisions giving counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and TRH may be required to provide collateral to secure premium and reserve balances or may be required to cancel and commute the contract, subject to an agreement between the parties that may be settled in arbitration. If a contract is cancelled on a cut-off basis, TRH may be required to return unearned premiums, net of commissions.

        The Offering may be deemed to have constituted a change in control of TRH under a portion of TRH's non-AIG Group reinsurance agreements. Whether a ceding company would have cancellation rights in connection with the Offering depends upon the language of its agreement with TRH. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company's views with respect to the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH's ratings. As of December 31, 2009, no cedants have notified TRH of their intention to exercise any cancellation rights they may have as a result of the Offering.

        As of December 31, 2009, one of the Company's seven directors, Thomas R. Tizzio, was a retired executive officer of AIG. Mr. Tizzio is a Retired Senior Vice Chairman and Honorary Director of AIG.

        As of December 31, 2008, one of the Company's eight directors, Mr. Tizzio, was a retired executive officer of AIG. Mr. Tizzio is a Retired Senior Vice Chairman and Honorary Director of AIG.

        Between July 1, 2008 and October 24, 2008, two of the Company's nine directors, Steven J. Bensinger and Mr. Tizzio, were active, former or retired executive officers of AIG. Mr. Bensinger resigned as Vice Chairman—Financial Services and acting Chief Financial Officer of AIG on October 9, 2008.

        Between January 1, 2008 and June 30, 2008, three of the Company's ten directors, Mr. Bensinger, Martin J. Sullivan and Mr. Tizzio, were active, former or retired executive officers of AIG. Mr. Sullivan was a Director, President and Chief Executive Officer of AIG until June 15, 2008.

        As of December 31, 2007, three of the Company's ten current directors were active or retired executive officers of AIG and held a number of executive positions with AIG, including the following: Mr. Bensinger was an Executive Vice President and Chief Financial Officer; Mr. Sullivan was a Director, President and Chief Executive Officer; and Mr. Tizzio was a Retired Senior Vice Chairman and Honorary Director.

  AIG Group Reinsurance

        In the normal course of business, TRH sells reinsurance to subsidiaries of the AIG Group. Based upon TRH's assessment of risk selection, pricing, terms and conditions and other relevant factors, TRH either accepts or rejects potential AIG Group business. Except where premiums assumed were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement, TRH has generally not set terms and conditions as lead underwriter with respect to the treaty reinsurance purchased by the AIG Group; however, TRH may in the future set terms and conditions with respect to such business as lead underwriter and intends that the terms and conditions of any such reinsurance will be negotiated on an arm's length basis.

        Gross premiums written of approximately $263 million (6.3%), $310 million (7.0%) and $307 million (7.2%) in 2009, 2008 and 2007, respectively, were originated by the AIG Group and ceded to TRH. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement; and (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement are not material. (See Note 16 for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.)

        As of December 31, 2009 and 2008, $266.5 million and $250.5 million, respectively, of reinsurance recoverables on paid and unpaid losses and LAE were recoverable from the AIG Group.

        2015 Notes Purchased by AIG Subsidiaries

        In December 2005, certain subsidiaries of AIG purchased $450 million aggregate principal amount of the Company's 5.75% senior notes due in 2015. (See Note 7 of Notes to Consolidated Financial Statements.)

Available Information

        The Company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet Web site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files electronically with the SEC at http://www.sec.gov or through the New York Stock Exchange, 20 Broad Street, New York, New York 10005, on which the Company's common stock is listed.

        TRH's website, which can be found on the Internet at http://www.transre.com, contains frequently updated information about the Company and its operations. Copies of the Company's recent Forms 10-K, Forms 10-Q and Forms 8-K, and all amendments to those reports, can be accessed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission by selecting "SEC Filings" on the drop-down menu under "Investor Information." TRH also makes available on its corporate website copies of the charters for the Company's Audit, Nominating and Corporate Governance and Compensation Committees, as well as its Corporate Governance Guidelines, Director Independence Standards, Director, Executive Officer and Senior Financial Officer Code of Business Conduct & Ethics, Employee Code of Conduct and Related-Party Transaction Approval Policy.

        In addition, copies of any of the Company's reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, as well as any Quarterly Earnings Press Release may be obtained by contacting the Company's Investor Relations department at:

  Transatlantic Holdings, Inc.
  80 Pine Street
  New York, New York 10005
  Telephone: (212) 365-2200
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

If TRH is required to increase its liabilities for loss reserves, TRH's financial condition, results of operations and ultimately its cash flows may be materially adversely affected.

        Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer, and the ceding company's payment of that loss and subsequent payments to the ceding company by the reinsurer. TRH is required by applicable insurance laws and regulations and GAAP to establish liabilities on its consolidated balance sheet for payment of losses and LAE that will arise in the future from its reinsurance products for losses that have occurred as of the balance sheet date. Under GAAP, TRH is not permitted to establish liabilities until an event occurs that may give rise to a loss. Once such an event occurs, liabilities are established in TRH's financial statements for its losses, based upon estimates of losses incurred by the ceding companies. As a result, only liabilities applicable to losses incurred up to the reporting date may be established, with no allowance for the provision of a contingency reserve to account for expected or unexpected future losses. Losses arising from future events will be estimated and recognized at the time the losses occur. Although TRH annually reviews the adequacy of its established reserves for losses and LAE, there can be no assurance that TRH's loss reserves will not develop adversely and have a material effect on TRH's results of operations. To the extent these liabilities may be insufficient to cover actual losses or LAE, TRH will have to add to these liabilities and incur a charge to its earnings, which could have a material adverse effect on TRH's financial condition, results of operations and ultimately its cash flows. See MD&A for a further discussion of the risks and uncertainties relating to loss reserves.

A downgrade in the ratings assigned to TRH could adversely affect TRH's ability to write new business and/or TRH's cost and availability of any future unsecured financing, and may adversely impact TRH's existing agreements.

        S&P, Best and Moody's are generally considered to be significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Financial strength and credit ratings by these rating agencies are important factors in establishing a competitive position for insurance and reinsurance companies. Financial strength ratings measure a company's ability to meet its insurance and reinsurance obligations to contract holders. Credit ratings measure a company's ability to repay its debt obligations and directly affect the cost and availability of unsecured financing. Ratings are subject to periodic review at the discretion of each respective rating agency and may be revised downward or revoked at their sole discretion. Rating agencies also may increase their scrutiny of rated companies, revise their rating standards or take other action. In addition, a ceding company's own rating may be adversely affected by a downgrade in the rating of its reinsurer or an affiliated company. Therefore, a downgrade of a rating of the

Company or its operating subsidiaries may dissuade a ceding company from reinsuring with TRH in the future and may influence a ceding company to reinsure with one of TRH's competitors that has a higher financial strength rating. In general, if the insurer financial strength ratings and/or financial strength ratings of TRC, TRZ or Putnam from these rating agencies fall below "A-," certain rating agency triggers in TRH's contracts would allow customers to elect to take a number of actions such as terminating the contracts on a run-off or cut-off basis, requiring TRH to post collateral for all or a portion of the obligations or requiring commutation under the contract as described below. A downgrade of TRH's debt ratings may also increase future borrowing costs.

        S&P maintains a counterparty credit rating and insurer financial strength rating of "A+" (Strong) on each of TRC, TRZ and Putnam. The Company's counterparty credit rating is "BBB+". The outlooks for these ratings are stable. The Company's senior unsecured debt rating is "BBB+". The counterparty credit rating and insurer financial strength rating "A+" represents the fifth out of 21 rating levels. The counterparty credit rating "BBB+" represents the eighth out of 21 rating levels.

        Best maintains financial strength ratings on TRC, TRZ and Putnam of "A (Excellent)" and issuer credit ratings of "a". Best maintains an issuer credit rating of "bbb" on the Company. The outlooks for these ratings are stable. The financial strength rating "A (Excellent)" represents the third out of 15 rating levels. The issuer credit rating "a" represents the sixth out of 21 rating levels and the issuer credit rating "bbb" represents the ninth out of 21 rating levels.

        Moody's maintains an insurance financial strength rating of "A1" on TRC and a senior unsecured debt rating of "Baa1" on the Company. Both of these ratings have stable outlooks. The insurance financial strength rating "A1" is the fifth out of 21 rating levels and the senior unsecured debt rating "Baa1" is the eighth out of 21 rating levels.

        All of these ratings are current opinions of S&P, Best and Moody's, respectively. As such, they may be changed, suspended or withdrawn at any time by the respective rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at the request of TRH's management. Ratings are not a recommendation to buy, sell or hold securities or TRH's reinsurance products and each rating should be evaluated independently of any other rating.

        A significant portion of TRH's in-force treaty contracts as of December 31, 2009 permit the ceding company to cancel the contract on a cut-off or run-off basis if TRH's operating subsidiaries' financial strength rating is downgraded below a certain rating level, generally "A-". TRC's and TRZ's financial strength ratings are at least two levels above the most common trigger point. In addition, contracts may also permit the ceding company to cancel the contract if there is a significant decline in the statutory surplus of TRC, generally of at least 20%.

        Contracts may contain one or both of the aforementioned contractual provisions, certain other cancellation triggers or other stipulations, such as a requirement to post collateral for all or a portion of TRH's obligations or require commutation under the contract if a triggering event occurs. Whether a ceding company would exercise any of these cancellation rights would depend on, among other factors, the reason and extent of such downgrade or surplus reduction, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage.

        When a contract is cancelled on a "cut-off" basis, as opposed to a "run-off" basis, the liability of the reinsurer under policies which became effective under the treaty prior to the cancellation date of such treaty ceases with respect to losses resulting from events taking place on and after said cancellation date. Accordingly, unearned premiums on that business as of the cut-off date are returned to the ceding company, net of a proportionate share of the original ceding commission. In the accounting period of the cancellation effective date, the amount of unearned premiums returned would be recorded as a reduction of gross premiums written with a like reduction in gross unearned premiums with no effect on gross premiums earned. Thus, the canceling of a contract generally has liquidity and future implications to TRH's business but rarely affects premiums already earned.

        TRH cannot predict in advance the extent to which these cancellation rights would be exercised, if at all, or what effect such cancellations would have on TRH's financial condition or future operations, but such effect potentially could be materially adverse.

        TRH may secure its obligations under its various reinsurance contracts using trusts and letters of credit. TRH may enter into agreements with ceding companies that require TRH to provide collateral for its obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where TRH's obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on TRH's ratings, and a downgrade of TRH's ratings or a failure to achieve a certain rating may increase the amount of collateral TRH is required to provide. TRH may provide the collateral by delivering letters of credit to the ceding company, depositing assets into a trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to TRH under the reinsurance contract. The amount of collateral TRH is required to provide typically represents all or a portion of the obligations TRH may owe the ceding company, often including estimates made by the ceding company of IBNR claims. Since TRH may be required to provide collateral based on the ceding company's estimate, TRH may be obligated to provide collateral that exceeds TRH's estimates of the ultimate liability to the ceding company. An increase in the amount of collateral TRH is obligated to provide to secure its obligations may have an adverse impact on, among other things, TRH's ability to write additional reinsurance.

If TRH's risk management methods and pricing models are not effective, TRH's financial condition, results of operations and cash flows could be materially adversely affected.

        TRH's property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters, including those that may result from terrorist activity. TRH is also exposed to multiple insured losses arising out of a single occurrence that have the potential to accumulate to material amounts and affect multiple risks/programs and classes of business. TRH uses modeling techniques to manage certain of such risks to acceptable limits, although current techniques used to estimate the exposure may not accurately predict the probability of such an event or the extent of resulting losses. In addition, TRH may purchase retrocession protection designed to limit the amount of losses that it may incur. Retrocession arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom TRH assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH. Moreover, from time to time, market conditions may limit and in some cases prevent reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their risk management. If TRH is unable to obtain retrocessional coverage in the amounts it desires or on acceptable terms, TRH's capacity and appetite for risk could change, and TRH's financial condition, results of operations and cash flows may be materially adversely affected.

        Further, various provisions of TRH's contracts, such as limitations to or exclusions from coverage or choice of legal forum, may not be enforceable in the manner TRH intends, due to, among other things, disputes relating to coverage and choice of legal forum. Additionally, underwriting is a matter of judgment, involving important assumptions about matters that are inherently difficult to predict and are beyond TRH's control, and for which historical experience and probability analysis may not provide sufficient guidance. Also, TRH's risk management methods, models, databases and experience may not adequately address the emergence of various matters, such as the impact of climate change, that could significantly affect TRH's business in future periods. One or more catastrophic or other events and emerging risks could result in claims or have an impact that substantially exceeds TRH's expectations, which could have a material adverse effect on TRH's financial condition, results of operations and cash flows.

The property and casualty reinsurance business is historically cyclical, and TRH expects to experience periods with excess underwriting capacity and unfavorable pricing.

        Historically, property and casualty reinsurers have experienced significant fluctuations in operating results. Demand for reinsurance is influenced significantly by underwriting and investment results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies' decisions as to the amount or portion of risk that they retain for their own accounts and consequently how much they decide to cede to reinsurance companies. The supply of reinsurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus, among other factors, that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. In addition, the supply of reinsurance is affected by a reinsurer's confidence in its ability to accurately assess the probability of expected underwriting outcomes, particularly with respect to catastrophe losses. As a result, the property and casualty reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable pricing.

        The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including what TRH believes to be a trend of courts to grant increasingly larger awards for certain damages, changes in the political, social or economic environment, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), man-made disasters (such as those arising from terrorist activities), fluctuations in interest rates, changes in the investment environment that affect market prices of and returns on investments and inflationary pressures that may affect the size of losses experienced by primary insurers. TRH cannot predict whether market conditions will improve, remain constant or deteriorate. Unfavorable market conditions may affect TRH's ability to write reinsurance at rates that TRH considers appropriate relative to the risk assumed. If TRH cannot write property and casualty reinsurance at appropriate rates, TRH's ability to transact reinsurance business would be significantly and adversely affected.

Increased competition could adversely affect TRH's profitability.

        The property and casualty reinsurance industry is highly competitive in virtually all lines. TRH could face increased competition from new market entrants, existing market participants devoting additional capital to the types of business written by TRH, alternatives to reinsurance available to cedants, such as capital market alternatives, and government-sponsored reinsurance entities.

        Competition in the types of reinsurance in which TRH is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, ratings of S&P, Best and Moody's, states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer, capacity and coverages offered, premiums charged, specific terms and conditions of the reinsurance offered, services offered, speed of claims payment and reputation and experience in the lines of business underwritten.

        TRH competes in the U.S. and international reinsurance markets with numerous international and domestic reinsurance companies, some of which have greater resources than TRH or operate in different regulatory jurisdictions and tax environments. TRH's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, domestic and European underwriting syndicates and, in some instances, government-owned or subsidized facilities. Certain of these competitors have been operating substantially longer than TRH and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage.

        Traditional reinsurers as well as capital market participants from time to time produce alternative products or reinsurance vehicles (such as reinsurance securitizations, catastrophe bonds and various derivatives, such as swaps, and sidecars) that may compete with certain types of reinsurance, such as property catastrophe. Hedge funds may provide reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business. Over time, these numerous initiatives could significantly affect supply, pricing and competition in the reinsurance industry.

        Additionally, government involvement in the reinsurance markets continues to evolve. For example, although the Florida legislature has recently begun to decrease the amount of reinsurance offered by the state-run reinsurer, the Florida Hurricane Catastrophe Fund ("FHCF"), in 2007, Florida enacted legislation that, among other things, increased the aggregate reinsurance capacity of the FHCF. In addition, the legislation authorized Citizens Property Insurance Corporation, the state-sponsored insurer of last resort, to increase its underwriting capacity and charge lower rates. This legislation initially reduced and may, as initiatives in the Florida market evolve, continue to change the role of the private reinsurance markets in Florida. Further, if similar measures are taken in other regions that reduce the demand for private reinsurance within such markets, this may compel current market participants to seek greater participation in different regions and thus increase competition in other regions such as Latin America, the Caribbean and the coastal Mid-Atlantic and New England states.

A limited number of brokers account for a large portion of TRH's premiums; the loss of all or a substantial portion of the business provided by them may have an adverse effect on TRH.

        The great majority of TRH's premiums are written through brokers. In 2009, non-AIG Group business brokered by companies controlled by Aon and Marsh accounted for 26% and 17%, respectively, of total gross premiums written. In addition, non-AIG Group business brokered by TRH's 10 largest brokerage sources of non-AIG Group business accounted for 61% of total gross premiums written in 2009. These brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with TRH. The loss of all or a substantial portion of the business provided by TRH's brokers could have a material adverse effect on TRH.

Concentration of TRH's investment portfolios in any particular segment of the economy may have adverse effects.

        Concentration of TRH's investment portfolios in any particular industry, group of related industries, asset class or geographic region could have an adverse effect on TRH's investment portfolios and consequently on TRH's consolidated results of operations or financial condition. While TRH seeks to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular industry, group of related industries, asset class or geographic region may have a greater adverse effect on investment portfolios to the extent that the portfolios are concentrated rather than diversified. Further, TRH's ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.

The valuation of TRH's investments includes methodologies, estimations and assumptions which are subject to differing interpretations; a change in interpretations could result in changes to investment valuations that may adversely affect TRH's results of operations or financial condition.

        The vast majority of TRH's investments are measured at fair value using methodologies, estimations and assumptions which are subject to differing interpretations. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Investments recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair values. (See Note 3 of Notes to Consolidated Financial Statements for the types of assets included in each of the three levels.)

        Securities that are less liquid are more difficult to value and trade. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the securities in TRH's investment portfolio if trading becomes less frequent or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to changes in the financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and judgment of TRH's management. In addition, prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.

        As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated, thereby resulting in values which may be greater or less than the value at which the investments may be ultimately sold. Further, rapidly changing or strained credit and equity market conditions could materially impact the valuation of securities as reported within TRH's consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on TRH's results of operations or financial condition. (See MD&A for a further discussion of the risks and uncertainties relating to critical accounting estimates.)

The determination of the amount of other-than-temporary impairment ("OTTI") taken on TRH's investments is subjective and could materially impact TRH's results of operations or financial condition.

        The determination that a security has incurred an other-than-temporary decline in value requires the judgment of TRH's management and consideration of the fundamental condition of the issuer, its near-term prospects and all relevant facts and circumstances. (See Note 4(g) of Notes to Consolidated Financial Statements for the methodology TRH uses to determine OTTI.)

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

        An investment is impaired if its fair value falls below its cost or amortized cost. The determination of whether an impairment is other-than-temporary is subjective and involves considerable judgment and the consideration of various factors and circumstances. The significant factors include:

  •
  the severity of the decline in fair value

  •
  the length of time the fair value is below cost

  •
  the issuer's financial condition, including profitability and cash flows

  •
  the issuer's credit status

  •
  the issuer's specific and general competitive environment

  •
  published reports

  •
  the general economic environment

  •
  the regulatory and legislative environment

  •
  other relevant factors

        If TRH's determination of OTTI is materially incorrect, it could have a material adverse effect on TRH's financial condition, results of operations and cash flows.

TRH's liquidity could be materially impaired by future events within or outside of TRH's control, including conditions in the financial and credit markets.

        The Company depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund payments on its obligations, including debt obligations. Regulatory and other legal restrictions may limit TRH's ability to transfer funds freely, either to or from its subsidiaries. In particular, certain of TRH's branches or subsidiaries are subject to laws and regulations, including those in foreign jurisdictions, that authorize regulatory bodies to block or reduce transfers of funds to the home office in the U.S. or TRH's affiliates. These laws and regulations may hinder TRH's ability to access funds that it may need to make payments on its obligations.

        Certain of TRH's investments may become illiquid. TRH's investments include fixed maturities (including asset-backed securities), equity investments and other invested assets (including alternative investments and direct equity investments). Disruptions in the credit and financial markets may materially affect the liquidity of TRH's investments. If TRH requires significant amounts of cash on short notice in excess of normal cash requirements in a period of market illiquidity, then TRH may have difficulty selling investments in a timely manner or may be forced to dispose of them for less than what TRH might otherwise have been able to under other conditions.

        Furthermore, TRH does not currently have a credit facility to help it respond to any liquidity problems it may encounter and from time to time it may be difficult for TRH to obtain a credit facility. In addition, conditions in the credit and financial markets, changes in the Company's stock price and other factors could make it difficult for TRH to raise cash in the capital markets.

The impact on TRH of governmental actions made in response to the recent economic crisis is difficult to determine at this time.

        In response to the recent financial crises affecting the credit and financial markets and concern about certain financial institutions' ongoing viability, numerous regulatory and governmental actions have been taken or proposed. Within the U.S., the Federal Reserve has taken action through reduced federal funds rates and the expansion of acceptable collateral for its loans to provide additional liquidity. Numerous financial institutions have received and may continue to receive capital both in the form of emergency loans and direct U.S. Government equity investments. Within the United Kingdom and Europe, similar actions, including interest rate cuts and capital injections into financial institutions, have been undertaken. It is possible that some of TRH's competitors may participate in some of these programs. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on TRH's financial condition, results of operations and cash flows in particular.

Difficult and volatile conditions in the global capital and credit markets and in the overall economy could materially and adversely affect TRH's operating results, investment portfolio and financial condition.

        Disruption and volatility in the global capital and credit markets and in the overall economy affects TRH's business in a number of ways, including the following:

  •
  disruption in the capital and credit markets may increase claims activity in TRH's reinsurance lines, such as D&O, E&O, credit and, to a limited extent, mortgage guaranty business

  •
  significant fluctuations in the fixed maturities, asset-backed securities and equities markets could reduce TRH's investment returns and the value of its investment portfolio

  •
  volatility in the capital and credit markets makes it more difficult to access those markets, if necessary, to maintain or improve TRH's financial strength and credit ratings or to generate liquidity

  •
  disruption in the overall economy may reduce demand for insurance and reinsurance products

        It is difficult to predict when and how long these conditions will exist and how TRH's markets, business and investments will be adversely affected. Accordingly, these conditions could have a material adverse effect on TRH's consolidated financial condition or results of operations in future periods.

TRH may be adversely affected by the impact of market volatility and interest rate and foreign currency exchange rate fluctuations.

        TRH's principal invested assets are fixed maturity investments and other interest rate sensitive securities, which are subject to the market risk of potential losses from adverse changes in interest rates, credit spreads or trading liquidity and may also be adversely affected by foreign currency exchange rate fluctuations. Depending on TRH's classification of the investment, changes in the fair value of TRH's securities are reflected in its consolidated balance sheet, statement of operations and/or statement of comprehensive income. TRH's investment portfolio is also subject to credit risk resulting from adverse changes in the issuers' ability to repay the debt or the ability of bond insurers to meet their obligations to pay principal and/or interest if an issuer is unable to repay its debt. Moreover, issuers may face liquidity pressures as a result of economic conditions and, in turn, may be subject to downgrades by the credit rating agencies. These risks could materially adversely affect TRH's results of operations and financial condition.

        A principal exposure to foreign currency risk is TRH's obligation to settle claims in foreign currencies. The possibility exists that TRH may incur foreign currency exchange gains or losses as TRH ultimately settles claims required to be paid in foreign currencies. To mitigate this risk, TRH also maintains investments denominated in certain foreign currencies in which the claims payments will be made. To the extent TRH does not seek to hedge its foreign currency risk or hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rates could materially adversely affect TRH's results of operations or financial condition.

TRH's businesses are heavily regulated, and changes in regulation may reduce TRH's profitability and limit its growth.

        TRH's reinsurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to reinsurers and their stockholders and other investors, and relates to authorization to transact certain lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control and a variety of other financial and non-financial components of an insurance company's business.

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

        Within the EU, the Directive was adopted and may be fully implemented by all member countries by 2010. The Directive requires member countries to lift barriers to trade within the EU for companies that are domiciled in an EU country. TRH operates within the EU through a series of foreign branches and continues to evaluate the potential impact of the implementation of the Directive which could vary from country to country. TRH has contacted insurance regulators throughout the EU to ascertain their regulatory intent and to discuss each country's rule applicable to TRH. Currently, TRH continues to conduct business within the EU through its foreign branches with no significant impact on its operations. As each country within the EU adopts rules implementing the Directive, TRH could be materially adversely affected by the adopted rules. TRH may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries implementing the Directive.

        In addition to the Directive, the EU is phasing in a new regulatory regime for regulation of financial services known as "Solvency II." Solvency II is a principles-based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements of insurers and reinsurers. It is anticipated that Solvency II will not be implemented before 2012. TRH could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustment to TRH's corporate operating structure.

        Traditionally, regulatory and legislative changes affecting the insurance and reinsurance industries, as well as the financial services industry as a whole, are conducted in an organized and structured manner encompassing the issuance of draft legislation or regulations and a significant period for review, evaluation and comment by the industry and markets. As a result of the displacement in the financial markets and its impact on the insurance and reinsurance industry, legislators and/or regulators may feel compelled to pass new rules in an expedited manner without the normal review periods. The passage of new regulatory rules on an expedited basis may have a material adverse impact on TRH if those rules increase the cost of doing business or restrict TRH's ability to underwrite certain lines of business and/or make certain investments without providing TRH with the normal amount of time to review the new rules, assess their impact on TRH and allow TRH to alter its business strategies or restructure in the most efficient manner.

TRH's offices that operate in jurisdictions outside the U.S. are subject to certain limitations and risks that are unique to foreign operations.

        TRH's international operations are also regulated in various jurisdictions with respect to licensing requirements, currency, amount and type of security deposits, amount and type of reserves, amount and type of local investments and other matters. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possibilities of tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted. In addition, TRH's results of operations and net unrealized currency translation gain or loss (a component of accumulated other comprehensive income) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. Regulations governing technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

The loss of key personnel could adversely affect TRH's results of operations, financial condition and cash flows.

        TRH relies upon the knowledge and talent of its employees to successfully conduct business. A loss of key personnel could have a material effect on TRH's results of operations, financial condition and cash flows in future periods.

The Company is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to meet its financial and other obligations.

        The payment of dividends, interest and other obligations by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and

Putnam may pay dividends only out of their statutory earned surplus. Such dividends are limited by statutory formula unless otherwise approved by the NYS ID. At December 31, 2009, TRC had statutory earned surplus of $2.50 billion, and, in 2009, in accordance with the statutory formula, for the twelve months ended December 31, 2009, TRC could have paid dividends of approximately $401.6 million without regulatory approval.

TRH's counterparties may acquire certain rights upon a change in control of TRH, which could negatively affect TRH.

        TRH is a party to the Applicable Arrangements and Authorizations that contain provisions giving counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and TRH may be required to provide collateral to secure premium and reserve balances or may be required to cancel and commute the contract, subject to an agreement between the parties that may be settled in arbitration. If a contract is cancelled on a cut-off basis, TRH may be required to return unearned premiums, net of commissions. In certain instances, contracts contain dual triggers, such as a change in control and a ratings downgrade, both of which must be satisfied for the contractual right to be exercisable.

        Whether a ceding company would have cancellation rights in connection with a change in control of TRH depends upon the language of its agreement with TRH. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company's views with respect to the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH's ratings.

        In addition, contracts may provide a ceding company with multiple options, such as collateralization or commutation, that would be triggered by a change in control. Collateral requirements may take the form of trust agreements or be funded by securities held or letters of credit. Upon commutation, the amount to be paid to settle the liability for gross loss reserves would typically consider a discount to the financial statement loss reserve value, reflecting the time value of money resident in the ultimate settlement of such loss reserves. TRH cannot presently predict the effects, if any, a change in control will have on the Applicable Arrangements and Authorizations, including the extent to which cancellation rights would be exercised, if at all, or on TRH's financial condition, results of operations, or cash flows, but such effect could be material.

Future sales of the Company's common stock, or the perception in the public markets that these sales may occur, could depress the price of the Company's common stock.

        Sales of substantial amounts of the Company's common stock in the public market, or the perception that these sales could occur, could adversely affect the price of the Company's common stock and could impair TRH's ability to raise capital through the sale of additional shares. In connection with the Offering, TRH entered into a registration rights agreement with the AIG Group. The registration rights agreement provides the AIG Group with registration rights relating to the remaining shares of the Company's common stock held by the AIG Group. The AIG Group may require TRH to register under the federal securities law all or a portion of these shares. The registration rights are subject to certain limitations, including TRH's right to temporarily suspend the registration of the shares. If the AIG Group exercises its registration rights and sells a large number of shares of the Company's common stock, the price of the Company's common stock could decline.

Provisions in the Company's certificate of incorporation and by-laws and the insurance laws of the jurisdictions in which TRH operates could discourage another company from acquiring TRH and may prevent attempts by the Company's stockholders to replace or remove TRH's current management.

        Some provisions of the Company's certificate of incorporation and by-laws may have the effect of delaying, discouraging or preventing a merger, acquisition or other change in control that the Company's stockholders may consider favorable, including transactions in which stockholders may receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by the Company's stockholders to replace or remove TRH's current management by making it more difficult for stockholders to replace or remove the Company's board of directors. These provisions include:

  •
  the Company's board of directors' ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval

  •
  limitations on the ability of stockholders to call special meetings

        In addition, at any time and without stockholder approval, the Company's board of directors may amend the Company's by-laws in a manner that has the effect of delaying, discouraging or preventing a merger, acquisition or other change in control that the Company's stockholders may consider favorable, including transactions in which stockholders may receive a premium for their shares.

        TRH is also subject to the laws governing insurance holding companies of various states and countries where TRH's reinsurance subsidiaries are domiciled. Under these laws, a person generally must obtain the applicable insurance regulator's approval to acquire, directly or indirectly, ten percent (or sometimes five percent) or more of the outstanding voting securities of TRH's reinsurance subsidiaries. These laws may prevent, delay or defer a change in control of the Company or TRH's reinsurance company subsidiaries.

The market price of the Company's common stock has been volatile and may continue to be volatile, which may make it difficult or impossible for stockholders to obtain a favorable selling price for their shares.

        The Company's common stock price has been volatile. Volatility in the market price of the Company's common stock may prevent stockholders from being able to sell their shares at or above the price they paid for their shares. TRH currently expects that the Company's common stock price may continue to be volatile due to factors such as:

  •
  general market and economic conditions

  •
  actual or anticipated variations in operating results

  •
  investor perceptions of TRH and the reinsurance industry

  •
  natural or man-made catastrophes

  •
  war, terrorist acts and epidemic disease

  •
  changes in financial estimates or recommendations by stock market analysts regarding TRH or its competitors

  •
  possible losses of large customers

  •
  future sales of the Company's common stock

        The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like TRH. These broad market and industry factors may materially reduce the market price of the Company's common stock, regardless of TRH's operating performance.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2009, the office space of TRH's New York headquarters and its Chicago and Toronto offices are rented from the AIG Group, which leases it from others. The lease for the office space occupied by TRH's New York headquarters expires in 2021. All other offices are rented from unrelated third parties.

Item 3.    Legal Proceedings

        TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

        On September 30, 2009, TRC initiated arbitration proceedings against United Guaranty Residential Insurance Company, United Guaranty Mortgage Indemnity Company, United Guaranty Credit Insurance Company and United Guaranty Residential Insurance Company of North Carolina (collectively, "UGC"), each a subsidiary of the AIG Group. The arbitration proceedings involve certain contracts related to subprime mortgages and credit default insurance pursuant to which UGC purchased reinsurance from TRC (the "Disputed Contracts"). TRC seeks in the proceedings, among other things, to rescind the Disputed Contracts. While the final outcome cannot be predicted with certainty, TRH believes these arbitration proceedings, when resolved, will not have a material adverse effect on TRH's consolidated results of operations, financial position or cash flows.

        In addition, from time to time, regulators commence investigations into insurance and reinsurance-industry practices. TRH has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests. While TRH does not believe that any of these inquiries will have a material impact on TRH's business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH's business or financial results.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the high and low sales prices and the dividends declared per share of Transatlantic Holdings, Inc. (the "Company") Common Stock ("TRH shares") on the New York Stock Exchange Composite Tape for each of the four quarters of 2009 and 2008:

	2009			2008
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$40.52	$26.16	$0.19	$73.76	$62.06	$0.16
Second Quarter	46.83	34.92	0.20	69.62	56.47	0.19
Third Quarter	51.36	41.48	0.20	66.95	51.90	0.19
Fourth Quarter	56.42	49.01	0.20	57.25	30.17	0.19

        The Company paid each dividend in the quarter following the quarter of declaration.

        The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's consolidated earnings, financial condition and business needs, capital and surplus requirements of the Company's operating subsidiaries, regulatory considerations and other factors. See Note 15 of Notes to Consolidated Financial Statements for restrictions on the Company's operating subsidiaries' ability to pay dividends.

        As of January 31, 2010, the approximate number of holders of TRH shares, including those whose TRH shares are held in nominee name, was 38,000.

        In November 2000, the Board of Directors authorized the purchase of up to 200,000 TRH shares (375,000 shares after adjustment for subsequent stock splits) from time to time in the open market or through negotiated transactions (the "November 2000 Authorization"). In December 2009, the Board of Directors authorized the purchase of up to $200 million of TRH shares from time to time in the open market or via negotiated transactions through December 31, 2011 (the "December 2009 Authorization"). The December 2009 Authorization superseded the 170,050 shares then still available for repurchase under the November 2000 Authorization. In the fourth quarter of 2009, the Company repurchased 59,600 shares of its common stock as detailed below:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the December 2009 Authorization	Dollar Amount Still Available Under the December 2009 Authorization at End of Month (in thousands)
October 2009	—	$—	—	$—
November 2009	—	—	—	—
December 2009	59,600	51.51	59,600	196,930

Total	59,600	51.51	59,600	$196,930

(1)
Does not include 50,978 shares relating to options exercised in the fourth quarter of 2009 that were attested to in satisfaction of the exercise price by holders of the Company's employee or director stock options.

Performance Graph

        The following Performance Graph compares the cumulative total return to stockholders on TRH shares for a five-year period (December 31, 2004 to December 31, 2009) with the cumulative total return of the S&P 500 stock index (the "S&P 500 Index"), a new peer group of companies (the "New Peer Group") and the peer group of companies used in the 2008 Annual Report on Form 10-K (the "Old Peer Group"). Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

        The Old Peer Group consists of fifteen reinsurance companies to which TRH compared its business and operations: Arch Capital Group Ltd., Axis Capital Holdings Ltd., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., IPC Holdings, Ltd. (through September 4, 2009, when it was acquired by Validus Holdings, Ltd.), Max Capital Group Ltd., Montpelier Re Holdings Ltd., Odyssey Re Holdings Corp. (through October 28, 2009, when it was acquired by Fairfax Financial Holdings Limited), Partner Re Ltd., Platinum Underwriters Holdings, Ltd., PXRE Group Ltd. (through August 6, 2007, when it was acquired by Argo Group International Holdings, Ltd.), RenaissanceRe Holdings Ltd., SCOR, SCOR Holding (Switzerland) (formerly known as Converium Holding AG, through June 27, 2008 when it was delisted) and Swiss Reinsurance Co. The performance of IPC Holdings, Ltd., Odyssey Re Holdings Corp., PXRE Group Ltd. and SCOR Holding (Switzerland) are included for a shorter period since they were not public companies for the entire five-year performance period. The New Peer Group consists of the Old Peer Group with the addition of Validus Holdings, Ltd. starting on September 8, 2009, the first trading day following its acquisition of IPC Holdings, Ltd.

Cumulative Total Return to Stockholders
Value of $100 Invested in December 2004

Comparison of Cumulative Five Year Total Return

Company / Index	Dec. 2004	Dec. 2005	Dec. 2006	Dec. 2007	Dec. 2008	Dec. 2009
Transatlantic Holdings, Inc.	$100.00	$109.46	$102.01	$120.38	$67.26	$89.12
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
New Peer Group	100.00	103.05	118.72	116.54	97.40	105.44
Old Peer Group	100.00	103.05	118.72	116.54	97.40	105.31

Item 6.    Selected Financial Data

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

        The Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data and ratios)
Statement of Operations Data:
Net premiums written	$3,986,101	$4,108,092	$3,952,899	$3,633,440	$3,466,353

Net premiums earned	$4,039,082	$4,067,389	$3,902,669	$3,604,094	$3,384,994
Net losses and loss adjustment expenses incurred	(2,679,171)	(2,907,227)	(2,638,033)	(2,462,666)	(2,877,042)
Net commissions	(927,918)	(980,626)	(980,121)	(903,666)	(857,450)
(Decrease) increase in deferred acquisition costs	(12,406)	6,956	16,901	13,471	14,648
Other underwriting expenses	(158,181)	(131,555)	(115,760)	(102,339)	(79,526)

Underwriting profit (loss)(1)	261,406	54,937	185,656	148,894	(414,376)
Net investment income	467,402	440,451	469,772	434,540	343,247
Realized net capital (losses) gains(2)	(70,641)	(435,541)	9,389	10,862	39,884
Gain on early extinguishment of debt	9,869	10,250	—	—	—
Interest on senior notes	(43,454)	(43,359)	(43,421)	(43,405)	(2,050)
Other expenses, net	(28,549)	(23,515)	(25,644)	(10,983)	(12,803)

Income (loss) before income taxes	596,033	3,223	595,752	539,908	(46,098)
Income (taxes) benefits	(118,371)	99,031	(108,611)	(111,756)	84,008

Net income	$477,662	$102,254	$487,141	$428,152	$37,910

Per Common Share:
Net income:
Basic	$7.20	$1.54	$7.37	$6.49	$0.58
Diluted	7.15	1.53	7.31	6.46	0.57
Cash dividends declared	0.79	0.73	0.62	0.53	0.46
Share Data:
Weighted average common shares outstanding:
Basic	66,381	66,270	66,124	65,955	65,836
Diluted	66,802	66,722	66,654	66,266	66,169
Ratios:(3)
Loss ratio	66.3%	71.5%	67.6%	68.3%	85.0%

Commission ratio	23.3	23.9	24.7	24.7	24.9
Other underwriting expense ratio	3.9	3.2	2.9	2.9	2.3

Underwriting expense ratio	27.2	27.1	27.6	27.6	27.2

Combined ratio	93.5%	98.6%	95.2%	95.9%	112.2%

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Balance Sheet Data:
Total Investments	$12,315,395	$10,229,557	$12,500,540	$11,130,832	$9,043,717
Cash and cash equivalents	195,723	288,920	255,432	205,264	198,120
Total assets	14,943,659	13,376,938	15,484,327	14,268,464	12,364,676
Unpaid losses and loss adjustment expenses	8,609,105	8,124,482	7,926,261	7,467,949	7,113,294
Unearned premiums	1,187,526	1,220,133	1,226,647	1,144,022	1,082,282
Senior notes	1,033,087	722,243	746,930	746,633	746,353
Total stockholders' equity	4,034,380	3,198,220	3,349,042	2,958,270	2,543,951
Book value per common share(4)	$60.77	$48.19	$50.56	$44.80	$38.60

(1)
Includes pre-tax net catastrophe (costs) of $6 million in 2009, ($170) million in 2008, ($55) million in 2007, ($29) million in 2006 and ($544) million in 2005.
(2)
Includes OTTI write-downs charged to earnings of ($83) million in 2009, ($318) million in 2008, ($27) million in 2007, ($1) million in 2006 and ($2) million in 2005.
(3)
The loss ratio represents net losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. The underwriting expense ratio represents the sum of the commission ratio and the other underwriting expense ratio. The commission ratio represents the sum of net commission and the decrease (increase) in deferred acquisition costs expressed as a percentage of net premiums earned. The other underwriting expense ratio represents other underwriting expenses expressed as a percentage of net premiums earned. The combined ratio represents the sum of the loss ratio and the underwriting expense ratio.
(4)
Book value per common share is stockholders' equity divided by outstanding common shares.

Cautionary Statement Regarding Forward-Looking Information

        This Annual Report on Form 10-K and other publicly available documents may include, and Transatlantic Holdings, Inc. and its subsidiaries (collectively, "TRH"), through their officers and representatives, may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as:

• "intend"	• "plans"
• "intends"	• "anticipates"
• "intended"	• "anticipated"
• "goal"	• "should"
• "estimate"	• "think"
• "estimates"	• "thinks"
• "expect"	• "designed to"
• "expects"	• "foreseeable future"
• "expected"	• "believe"
• "project"	• "believes"
• "projects"	• "scheduled"
• "projected"	• and similar expressions
• "projections"

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

        These factors are further discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of this Form 10-K. TRH is not under any obligation to (and expressly disclaims any such obligation to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

        Throughout this Annual Report on Form 10-K, Transatlantic Holdings, Inc. (the "Company", and collectively with its subsidiaries, "TRH") presents its operations in the way it believes will be most meaningful. In certain instances, TRH's unpaid losses and loss adjustment expenses ("LAE") are presented net of related reinsurance recoverable ("net loss reserves") in accordance with principles prescribed or permitted by insurance regulatory authorities, as these are standard measures in the insurance and reinsurance industries.

Financial Statements

        The following discussion refers to the consolidated financial statements of TRH as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Notes 7, 12, 14 and 16 of Notes to Consolidated Financial Statements.)

Executive Overview

        The operations of the Company are conducted principally by its three major operating subsidiaries—Transatlantic Reinsurance Company® ("TRC"), Trans Re Zurich ("TRZ") and Putnam Reinsurance Company ("Putnam")—and are managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis—structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

        TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Company's senior notes and stock-based compensation expense). Data from the London and Paris branches and from TRZ are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches are grouped as International-Other and represents the aggregation of segments that are generally not material.

        TRH's operating strategy emphasizes product and geographic diversification as key elements in managing its level of risk concentration. TRH seeks to focus on more complex risks within the casualty and property lines and adjusts its mix of business to take advantage of market opportunities. Over time, TRH has most often capitalized on market opportunities when they arise by strategically expanding operations in an existing location or opening a branch or representative office in new locations. TRH's operations serving international markets leverage TRH's product knowledge, worldwide resources and financial strength, typically utilizing indigenous management and staff with a thorough knowledge of local markets and product characteristics.

        In 2009, casualty lines comprised 71% of TRH's net premiums written, while property lines totaled 29%. In addition, treaty reinsurance totaled 97% of net premiums written, with the balance representing facultative accounts. Business written by international operations represented 49% of net premiums written in 2009.

        TRH's major sources of revenues are net premiums earned for reinsurance risks undertaken and income from investments. The great majority of TRH's investments are in fixed maturity securities held to maturity and available for sale. In general, premiums are received significantly in advance of related claims payments.

  Secondary Public Offering of the Company's Common Stock by American International Group, Inc. ("AIG", and collectively with its subsidiaries, the "AIG Group")

        Prior to June 10, 2009 and as of December 31, 2008 and 2007, AIG beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and American Home Assurance Company ("AHAC"), a wholly owned subsidiary of AIG, consummated the secondary public offering (the "Offering") of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. TRH did not receive any proceeds from the Offering. According to the Form 13F filed on February 18, 2010 by AIG, as of December 31, 2009, the AIG Group had sole voting authority over 9.2 million shares of the Company's common stock, representing approximately 13.8% of the Company's outstanding shares as of December 31, 2009.

        As a result of the Offering, the Company is no longer considered a "controlled company" pursuant to the corporate governance listing standards of the New York Stock Exchange ("NYSE") and is no longer able to avail itself of the exemptions from certain of the NYSE's corporate governance listing standards applicable to controlled companies (subject to the rules of the NYSE permitting a phase in period for compliance with such corporate governance listing standards).

        In connection with the Offering, TRH entered into a Master Separation Agreement (the "MSA") with AIG and AHAC on May 28, 2009. The MSA sets forth TRH's agreements with AIG and AHAC regarding the orderly separation of TRH from AIG, AHAC and their subsidiaries (the "Separation") and governs certain aspects of TRH's relationship with AIG, AHAC and their subsidiaries on a going forward basis, including their waiver of certain rights they may have under intercompany agreements and insurance agreements.

        In connection with the Offering, TRH also entered into (a) a transition services agreement (the "TSA") with AIG; (b) a stockholders agreement (the "Stockholders Agreement") with AIG and AHAC; and (c) a registration rights agreement (the "Registration Rights Agreement") with AIG and AHAC. The TSA sets forth TRH's agreements with AIG regarding the provision by AIG, AHAC and their subsidiaries of limited services to TRH for a specified period of time following the Separation. As of December 31, 2009, all service agreements under the TSA have expired. The Stockholders Agreement provides AIG and AHAC with certain information and consent rights and will subject AIG, AHAC, and their respective subsidiaries, affiliates, officers and directors to certain standstill provisions. Additionally, pursuant to the Stockholders Agreement, AIG, AHAC and their subsidiaries are subject to voting and transfer restrictions covering their shares of the Company's common stock. The Registration Rights Agreement provides AIG and AHAC with registration rights relating to any shares of the Company's common stock held by them. AIG and AHAC may require TRH to register under the Securities Act of 1933 all or a portion of these shares. The registration rights are subject to certain limitations, including TRH's right to temporarily suspend the registration of shares.

        TRH is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements (the "Applicable Arrangements and Authorizations") that contain provisions giving counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and TRH may be required to provide collateral to secure premium and reserve balances or may be required to cancel and commute the contract, subject to an agreement between the parties that may be settled in arbitration. If a contract is cancelled on a cut-off basis, TRH may be required to return unearned premiums, net of commissions.

        The Offering may be deemed to have constituted a change in control of TRH under a portion of TRH's non-AIG Group reinsurance agreements. Whether a ceding company would have cancellation rights in connection with the Offering depends upon the language of its agreement with TRH. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company's views with respect to the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH's ratings. As of December 31, 2009, no cedants have notified TRH of their intention to exercise any cancellation rights they may have as a result of the Offering.

        See Item 1A. Risk Factors for a description of the possible impact of a change in control on TRH.

  Consolidated Results

        The following table summarizes TRH's revenues, income before income taxes and net income for the periods indicated:

	Years Ended December 31,
	2009		2008		2007
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount
	(dollars in millions)
Revenues	$4,445.7	8.9%	$4,082.5	(6.8)%	$4,381.8
Income before income taxes	596.0	—	3.2	(99.5)	595.8
Net income	477.7	367.1	102.3	(79.0)	487.1

        Revenues increased in 2009 compared to 2008 due primarily to a decrease in realized net capital losses. The decrease in realized net capital losses was due principally to a decrease in other-than-temporary impairments ("OTTI") and an increase in realized net capital gains (losses) on sales and redemptions of securities in 2009 as financial and credit markets stabilized and partially recovered from the turmoil at the end of 2008. See Note 4(e) of Notes to Consolidated Financial Statements ("Note 4(e)") for a breakdown of realized net capital losses.

        Revenues decreased in 2008 compared to 2007 due primarily to significant realized net capital losses and a decrease in net investment income, partially offset by an increase in net premiums earned. The significant realized net capital losses of $435.5 million, including $317.8 million of OTTI, in 2008 generally resulted from declines in market values due to the downturn in the U.S. economy, turmoil in the financial markets, financial market illiquidity and issuer-specific credit events. The decrease in net investment income was due largely to a decrease in investment results from other invested assets, principally related to alternative investments, partially offset by an increase in fixed maturity income. The increase in net premiums earned emanated primarily from Domestic operations and the Miami and London branches. The most significant increases in net premiums earned occurred in the accident and health ("A&H"), property, credit and auto liability lines, partially offset by significant decreases in the fidelity and ocean marine lines. In general, changes in net premiums earned between periods were influenced by prevailing market conditions and strategic decisions by TRH's management in recent periods.

        While there were no significant catastrophe losses for events occurring in 2009, the year 2009 included a reduction of pre-tax net catastrophe costs incurred of ($6) million relating to events occurring in prior years. Results for 2008 included pre-tax net catastrophe costs of $170 million principally arising from Hurricane Ike. Results for 2007 included pre-tax net catastrophe costs of $55 million principally arising from European Windstorm Kyrill and floods in the U.K. Catastrophe costs include losses incurred and related reinstatement premiums, the details of which can be found in Note 10 of Notes to Consolidated Financial Statements ("Note 10"). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

        Income before income taxes and net income increased in 2009 compared to 2008 primarily as a result of a decrease in realized net capital losses and increased underwriting profit. The increase in underwriting profit was primarily due to decreased catastrophe costs and an increase in favorable net loss reserve development in 2009. The increase in net income between periods was reduced by the significant tax expense in 2009 caused by the improved results in 2009. Decreased catastrophe costs and increased favorable net loss reserve development had the net impact of increasing pre-tax underwriting profit in 2009 by $216.2 million compared to 2008.

        Income before income taxes and net income decreased in 2008 as compared to 2007 principally due to significant realized net capital losses, including significant amounts of OTTI, and decreases in underwriting profit (loss) and net investment income. The decrease in net income between periods was mitigated by significant deferred tax benefits in 2008. The decrease in underwriting profit (loss) was largely due to decreased current accident year underwriting profit (loss) excluding catastrophe costs in 2008 compared to 2007 and a significant increase in net catastrophe costs partly offset by a decrease in net loss reserve development. Higher catastrophe costs and lower net loss reserve development in 2008 had the net impact of decreasing pre-tax underwriting profit (loss) in 2008 by $47.3 million compared to 2007. (See Note 17 of Notes to Consolidated Financial Statements for underwriting profit (loss) by segment.)

        Underwriting profit (loss) is defined as net premiums earned less net losses and LAE incurred, net of commissions and other underwriting expenses, plus (minus) any increase (decrease) in deferred acquisition costs. (See Operational Review for further discussion.)

  Market Conditions and Outlook

        The market conditions in which TRH operates have historically been cyclical, experiencing periods of price erosion followed by rate strengthening as a result of catastrophes or other significant losses or events that affect the overall capacity of the industry to provide coverage. For the years under discussion, the reinsurance market has been characterized by significant competition worldwide in most lines of business. Additionally, TRH is exposed to the operating cycles of primary insurers as the rates charged by, and the policy terms associated with, primary insurance agreements may affect the rates charged by, and the policy terms associated with, reinsurance agreements, particularly for pro rata reinsurance business.

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

        During the second half of 2008, however, the global credit and financial crisis began to significantly impact the insurance and reinsurance markets. First, many alternative reinsurance solutions (such as sidecars) were terminated or not renewed. Second, the impairment of insurance company balance sheets meant historical risk levels in many cases now represented a higher than desired percentage of surplus. Third, Hurricane Ike produced one of the highest insured losses from a natural peril event despite being only a category 2 storm. These changes produced an increase in demand for traditional reinsurance from insurance companies as they could not raise capital by issuing debt, did not want to issue equity at depressed stock prices and lost the ability to access the capital markets for alternative reinsurance solutions. In addition, many reinsurers, affected by similar issues, could not maintain the levels of capacity that they had in recent years to take on risk.

        Trends in reinsurance rates at the beginning of 2009 were inconsistent, with rates increasing, staying level or deteriorating depending on the line of business or region. However, as 2009 progressed, improvements in general economic conditions, the strengthening of insurers' and reinsurers' balance sheets and the low level of catastrophe losses in 2009 put downward pressure on reinsurance rates. Insurers had greater capacity to retain risk and increased access to capital market alternatives to reinsurance compared to late 2008, while the strengthening of reinsurer balance sheets increased the amount of capacity available in the reinsurance market. Despite weakness in primary rates in several casualty lines and an increase in capacity, reinsurers generally remained disciplined during the January 1, 2010 renewal period. The January 1, 2010 renewals generally saw higher net retentions by cedants and reinsurance rates remaining within acceptable levels while exhibiting greater stability than primary rates.

        More specifically, rates on casualty lines were uneven in 2009. Certain lines, like directors' and officers' liability ("D&O") of financial institutions have shown rate increases, while others have been flat or shown decreases. Results in many casualty lines have benefited from favorable accident year loss severity and frequency trends in 2009, but these trends may not be sustainable. During the January 1, 2010 renewal period, casualty insurance rates generally remained under pressure, with some modest improvements in certain lines. Rates will likely remain under pressure in the near future as excess capacity, good results in recent accident years and strong cedant balance sheets hinder improvements. However, the current low investment yield environment combined with the potential of increased inflation in the future and deterioration from current favorable loss severity and frequency trends may lead to a hardening of casualty reinsurance rates in the future.

        In property lines, some catastrophe-exposed regions, particularly peak zones, saw significant rate increases in the first half of 2009, which leveled off in the second half of 2009. Overall this business remained acceptable through the January 1, 2010 renewal period, with rates in the U.S. down slightly and rates outside of the U.S. generally flat. The strengthening of insurers' balance sheets also led to higher net retentions by cedants during the January 1, 2010 renewal period. The lack of significant catastrophe losses in 2009 and the strengthening of cedants' balance sheets may lead to more downward pressure on property reinsurance rates going forward.

        The existence of favorable or improving market conditions in certain regions and lines of business does not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there can be no assurance that these favorable or improving conditions will occur or remain in effect in the future.

        Starting in mid-2007 and continuing through 2009, the U.S. residential mortgage market and the global credit and financial markets experienced serious disruptions, although some improvement was evident by the end of 2009. TRH's operating results and financial condition have been adversely affected and may continue to be adversely affected by this disruption. (See Disruption in Global Credit and Financial Markets.) However, the current global credit and financial markets may present attractive opportunities for strategic acquisitions and investments, particularly given TRH's strong capital position, financial resources and reputation, which TRH may, from time to time, evaluate and pursue.

        Further information relating to items discussed in this Executive Overview may be found throughout MD&A.

Critical Accounting Estimates

        This discussion and analysis of financial condition and results of operations is based on TRH's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions that it believes to be reasonable, under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

        TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, OTTI of investments, premium revenues and deferred acquisition costs, as they require management's most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH's consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH's results of operations and financial condition would be affected, possibly materially. A discussion of these most critical accounting estimates follows:

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

        The reserving process is inherently difficult and subjective, especially in view of changing legal and economic environments which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect development to the same degree in the future.

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

        Standard actuarial methodologies employed to estimate ultimate losses incorporate the inherent "lag" from the time claims are reported to the cedant to when the cedant reports the claims to the reinsurer. Certain actuarial methodologies may be more appropriate than others in instances where this "lag" may not be consistent from period to period. Consequently, additional actuarial judgment is employed in the selection of methodologies to best incorporate the potential impact of this situation.

        Generally, for each line of business, significant actuarial judgments are made with respect to the following factors used in the loss reserve setting process:

  •
  Loss trend factors are used to establish expected loss ratios ("ELRs") for subsequent accident years based on the projected loss ratios for prior accident years. Provisions for inflation and social inflation (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) and trends in court interpretations of coverage are among the factors which must be considered.

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

  •
  Loss development factors are used to arrive at the ultimate amount of losses incurred for each accident year based on reported loss information. These factors, which are initially calculated based on historical loss development patterns (i.e., the emergence of reported losses over time relative to the ultimate losses to be paid) may then be adjusted for current trends.

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

        The methodologies that TRH employed to assess the reasonableness of loss reserve estimates included the paid loss development, incurred loss development, paid Bornhuetter-Ferguson ("B-F") and incurred B-F methods. The actuarial methods that TRH employs to determine the appropriate loss reserves for short tail lines of business are the same as those employed for longer-tail lines. However, the judgments that are made with regard to factors such as loss trends, ELRs and loss development factors for shorter-tail lines generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made regarding longer-tailed lines of business. In contrast to the longer-tailed lines of business, reported losses for the shorter-tailed classes, such as the property lines of business (e.g., fire and homeowners multiple peril) and certain marine and energy classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on assumptions regarding ELRs and loss development factors for many accident years for a given line, these assumptions are generally only relevant for the most recent accident year or two. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter-tailed lines of business.

        The characteristics of each line of business are considered in the reserving process. TRH's major lines of business and reserve methodologies are discussed below:

  •
  Other Liability:    The key components of the other liability line of business are excess casualty, D&O and errors and omissions liability ("E&O").

  •
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

    •
    D&O and E&O:    These classes are dominated by high layer excess-of-loss D&O business as well as E&O classes such as lawyers and accountants. Much of this business is domestic, although significant amounts are written by the London branch. This business is reviewed separately by operating branch and for pro rata versus excess-of-loss contracts and for treaty versus facultative. Additionally, homogeneous groupings of accountant, lawyer, and architect and engineer risks are reviewed separately. These classes are long tailed in nature, often characterized by very high attachment points. Therefore, B-F methods are generally relied upon for the most recent years due to the lack of mature reported experience. The selections for older years will often be based on the weighted average of the loss development methods and B-F methods. The selection of ELRs for these classes is generally analogous to that of the Excess Casualty class described above but with added emphasis on actuarial pricing indications, as these accounts are often very large and are virtually all actuarially reviewed before the business is underwritten.

  •
  Medical Malpractice:    Healthcare professional, which is the most significant component of TRH's medical malpractice line of business, is reviewed separately for treaty and facultative contracts. Pro rata contracts are reviewed separately from excess-of-loss contracts. There is significant volume in all categories. This class is also quite long tailed due to the excess-of-loss nature of most of the contracts. Due to the lack of mature reported experience, B-F methods are generally utilized for the most recent five underwriting years with some weight given to the loss development methods for earlier years. Because almost all of these accounts are actuarially priced, the indications from these reviews are critical to the selection of the ELRs.

  •
  Shorter tailed lines:    These would include the property lines of business (such as fire and homeowners multiple peril), A&H and certain marine and energy classes. These lines are written by several of TRH's worldwide offices and the reserves are reviewed separately for each operating branch. Where sufficiently credible experience exists, these lines are reviewed after segregating pro rata contracts from excess-of-loss contracts. For a reinsurer, these lines do not develop to ultimate loss as quickly as when written on a primary basis; however, they are significantly shorter-tailed than the casualty classes discussed earlier. For these classes, a combination of loss development methods and B-F methods are used. Generally, selections for all but the most recent few years are based on loss development methods with the most recent years based on weightings of loss development and expected loss ratio indications.

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

        Triangles of written premium, paid losses and incurred losses are organized by underwriting year evaluated at six month intervals. The data triangles are split by branch, contract type (i.e., treaty versus facultative), line of business and often between excess-of-loss and pro rata business. The line of business groupings vary by branch and are reviewed annually to ensure a proper balance between homogeneity and credibility of data. In the loss development methods, paid and incurred losses by underwriting year are projected to an ultimate basis by applying appropriate age to ultimate development factors to the inception to date paid and incurred losses. The development factors are selected based on curves fitted to the historical average which best represent the data. In the B-F methods, estimates of unpaid and unreported losses are arrived at by multiplying underwriting year earned premium by an ELR and an estimated percentage of unpaid or unreported losses. These percentages of unpaid or unreported losses are derived from the loss development factors described above. These methods yield an indication of the ultimate losses for each underwriting year. The indicated incurred but not reported ("IBNR")

reserve need is then determined (by year, by line of business) by subtracting the reported losses (which are equal to the sum of inception to date paid losses and the case reserves as of the balance sheet date) from the indicated ultimate losses.

        In the course of these detailed loss reserve reviews, which are performed by year and by line of business, a point estimate of the loss reserve need is determined. Differences between the indications arising from the various methods are analyzed to understand the drivers of these differences, so that TRH can make a selection based on the methods that are believed to be most appropriate for that line of business. Frequently, the selection is based on an average of the various indications, giving the most weight to the indications deemed most appropriate. Generally speaking, TRH is often able to give more weight to loss development indications for more mature years where credible reported losses exist, as opposed to the more current years, where the B-F method is often highly relied upon due to the lack of credible and mature reported experience. When the actuarial point estimate is compared to the carried reserve, it is recognized that there is an implicit range around the indicated point estimate whereby a carried reserve within that range may be considered reasonable. TRH reviews the appropriateness of the held reserves relative to the indicated point estimate considering many factors. These factors may include, but are not limited to, the amount and direction of any difference between the point estimate and the held reserve, any operational issues which may be difficult to actuarially quantify, various actuarial assumptions on which management may want additional input or any observations regarding optimism or conservatism which management may believe need to be considered. Thus, the carried reserves, as determined by management, may be more or less than the actuarially determined point estimate. As of December 31, 2009 and 2008, TRH's carried loss and LAE reserves, net of related reinsurance recoverable, were $7.87 billion and $7.35 billion, respectively, and were equal to the actuarial point estimate.

        There is potential for significant variation in the development of loss reserves when actual costs differ from those costs implied by the assumptions used to test the loss reserves. This is particularly true for assumed reinsurance of long-tail casualty classes. Among the most critical assumptions are those made for ELRs and loss development factors.

        TRH's annual loss reserve review for 2009 did not include the calculation of a range of loss reserve estimates. Because management does not believe it can currently assign credible probabilistic values to a range, a better understanding of the volatility of loss reserve estimates can be gained via an analysis of the sensitivity of these estimates to changes in the critical assumptions used in the loss reserve review process as opposed to creating a range during the loss reserve review process.

        An analysis of the sensitivity of the loss reserve indications to these key assumptions can be performed by measuring the effect of various changes to the assumptions utilized in the reviews. The assumptions made regarding factors considered in the sensitivity analysis, such as loss trends, ELRs and loss development factors, are generally consistent with TRH's historical experience. Loss development factors, for example, which are used to project reported paid and incurred losses to an ultimate incurred loss, are selected based on the curves fitted to the historical averages which best represent the data. ELRs are based on the ultimate loss ratios for the more mature years adjusted for changes in the rate levels and other quantifiable factors to enable the ELRs to remain consistent with historical experience. In general, it is believed that the vast majority of potential volatility in the loss reserves results from the longer tailed lines of business. For the purpose of these sensitivity analyses, only IBNR loss reserves from these longer tailed lines, which represent approximately 85% of total IBNR loss reserves at December 31, 2009, were included in the calculations. Additionally, only those underwriting years where it is believed reasonable for deviations from the original assumptions to occur were utilized. Generally, the last 14 years were included in the analysis. The results derived from the sensitivity analyses are roughly the same whether utilizing unpaid losses and loss adjustment expenses ("gross loss reserves") or net loss reserves.

        While noting that there exists the potential for greater variations, TRH believes utilizing 5% and 10% changes to the assumptions made for both loss development factors and ELRs provide reasonable benchmarks for a sensitivity analysis of the loss reserve estimates at December 31, 2009. For example, changing the ELRs by 5 percentage points has an impact of about $200 million (either positively or negatively) on the loss reserve estimate. While less likely for many classes of business, TRH notes that changing the ELRs by 10 percentage points has an effect of about $410 million. As previously described, another key assumption is the selection of loss development patterns. The effect of increasing the tail on the selected loss development patterns by 5% is about $390 million. Similarly, a 10% deviation would impact the reserve estimate by about $770 million. Because a downward adjustment to the loss development patterns can result in implied negative future development on reported losses for certain years, this scenario is not believed to be as likely as that of an upward deviation of this amount.

        Due to the assumptions and methodologies utilized by TRH in its reviews of longer tailed classes of business, changes to the ELRs generally have a much greater impact on the assessment of loss reserves for the most recent few underwriting years while deviations from the loss development factors utilized in the reviews generally are more critical to the loss reserve indications for older underwriting years (i.e., 2002 and prior). Management believes that it is reasonable to simultaneously vary both of the assumptions previously discussed by 5% and 10%. The effect of varying these assumptions together by 5% is about $610 million. Increasing these assumptions by 10% simultaneously adds approximately $1.20 billion to the reserve estimates, although management considers this scenario to be significantly less likely than the 5% scenario previously discussed. TRH also notes that the classes of business for which these assumptions are most critical are medical malpractice, D&O, E&O and excess casualty.

        Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related net loss reserves arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including losses and LAE IBNR, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

        See discussion of net development on losses occurring in prior years (which includes a discussion of the causative factors of such net development) under Results of Operations and further information about gross loss reserves under Financial Condition and Liquidity.

  (b) Fair Value Measurements of Certain Financial Assets

        TRH measures at fair value on a recurring basis financial instruments included principally in its available for sale securities portfolios and certain short-term investments. The fair value of a financial instrument is the amount that would be received to sell an asset in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

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

        TRH management is responsible for the determination of the value of the financial assets carried at fair value and the supporting methodologies and assumptions. With respect to securities, TRH employs independent third party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When TRH's valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

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

        TRH employs specific control processes to determine the reasonableness of the fair values of TRH's financial assets. TRH's processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. TRH assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, TRH may validate the reasonableness of fair values by comparing information obtained from TRH's valuation service providers to other third party valuation sources for selected securities. TRH also validates prices for selected securities obtained from brokers through reviews by those who have relevant expertise and who are independent of those charged with executing investing transactions.

        As of December 31, 2009, of TRH's $10.0 billion of available for sale fixed maturity and equity securities and other invested assets measured at fair value on a recurring basis, $9.9 billion was based on prices received from independent pricing services and $0.1 billion was based on non-binding broker quotes or internal valuation sources. Fair values from all external sources are reviewed by management, but none were adjusted.

        Through June 30, 2009, the AIG Group managed the investments and performed investment recordkeeping and the above valuation services for TRH. Effective July 1, 2009, TRH employs third parties not affiliated with AIG to provide these services.

        See Note 3 of Notes to Consolidated Financial Statements ("Note 3") for discussion of how TRH determines the fair value of its fixed maturities available for sale, equities available for sale and certain short-term investments.

  Fair Value Hierarchy and Level 3 Assets

          Assets recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the market place used to measure the fair value. (See Note 3 for additional information about fair value measurements.)

          The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At December 31, 2009, TRH classified $150.0 million of assets measured at fair value on a recurring basis as Level 3. This represented 1.4% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

    •
    Certain residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS"): These assets initially are valued at the transaction price. Subsequently, they may be valued by comparison to transactions in instruments with similar collateral and risk profiles, remittances received and updated cumulative loss data on underlying obligations, discounted cash flow techniques and/or option adjusted spread analyses.

    •
    Certain other asset-backed securities—non-mortgage: These assets initially are valued at the transaction price. Subsequently, they may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable securities.

    •
    Other invested assets: Fair values for other invested assets, principally direct equity investments and alternative investments, are initially valued at the transaction price. Subsequently, fair value is based on the net asset value or financial statement information of the investee.

  (c) OTTI of Investments

        See Note 4(g) of Notes to Consolidated Financial Statements ("Note 4(g)") for the criteria TRH uses to evaluate if an investment is a candidate for OTTI.

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

        At December 31, 2009, TRH had gross unrealized losses on all fixed maturities (including fixed maturities classified as held to maturity) and equities totaling $173 million which did not meet the criteria for OTTI. If TRH's determination of OTTI is materially incorrect, it could have a material adverse effect on TRH's financial condition, results of operations and cash flows.

  (d) Premium Revenues

        Management must make certain judgments in the determination of premiums written and earned by TRH. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. For excess-of-loss treaty contracts, premiums are generally recorded as written based on contract terms and are earned ratably over the terms of the related coverages provided. In recent years, treaty contracts have generated approximately 97% of TRH's premium revenues. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

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

        TRH's financial statements reflected estimates of gross premiums written, commissions and premium balances receivable, for which data had as yet to be reported by cedants as of December 31, 2009 and 2008, as follows:

2009

Major Class	Gross Premiums Written	Commissions	Premiums Balances Receivable
	(in thousands)
Casualty:
Other liability	$85,380	$24,152	$61,228
Accident and health	14,975	3,908	11,067
Medical malpractice	37,130	9,668	27,462
Ocean marine and aviation	46,920	8,687	38,233
Auto liability	7,794	1,888	5,906
Surety and credit	36,198	12,107	24,091
Other	14,292	3,483	10,809

Total casualty	242,689	63,893	178,796

Property:
Fire	56,255	15,600	40,655
Allied lines	13,301	2,734	10,567
Auto physical damage	1,251	893	358
Homeowners multiple peril	3,742	1,324	2,418
Other	9,311	1,882	7,429

Total property	83,860	22,433	61,427

Total	$326,549	$86,326	$240,223

2008

Major Class	Gross Premiums Written	Commissions	Premiums Balances Receivable
	(in thousands)
Casualty:
Other liability	$111,165	$30,237	$80,928
Accident and health	11,628	3,486	8,142
Medical malpractice	37,748	10,271	27,477
Ocean marine and aviation	42,942	4,485	38,457
Auto liability	14,228	3,871	10,357
Surety and credit	25,973	9,999	15,974
Other	26,337	7,463	18,874

Total casualty	270,021	69,812	200,209

Property:
Fire	56,105	13,228	42,877
Allied lines	27,624	4,248	23,376
Auto physical damage	19,749	5,256	14,493
Homeowners multiple peril	3,586	1,279	2,307
Other	1,877	445	1,432

Total property	108,941	24,456	84,485

Total	$378,962	$94,268	$284,694

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

Operational Review

  Results of Operations

        TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital (losses) gains, gain on early extinguishment of debt and total revenue of TRH for the periods indicated:

	Years Ended December 31,
	2009		2008		2007
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount
	(dollars in millions)
Net premiums written	$3,986.1	(3.0)%	$4,108.1	3.9%	$3,952.9
Net premiums earned	4,039.1	(0.7)	4,067.4	4.2	3,902.7
Net investment income	467.4	6.1	440.5	(6.2)	469.8
Realized net capital (losses) gains	(70.6)	83.8	(435.5)	—	9.4
Gain on early extinguishment of debt	9.9	(3.7)	10.3	—	—
Total revenues	4,445.7	8.9	4,082.5	(6.8)	4,381.8

        Net premiums written decreased in 2009 compared to 2008 due in large part to changes in foreign currency exchange rates, but also reflected competitive market conditions which led TRH not to renew certain business that did not meet TRH's underwriting standards.

        Net premiums written increased in 2008 compared to 2007 due to increases in Domestic and International operations. Overall premium growth in 2008 was mitigated by increased ceding company retentions in certain lines and price erosion in many classes and regions in 2007 and the first half of 2008.

        In 2009 and 2008, as compared to the respective immediately prior year, the changes in net premiums written were primarily from treaty business. In general, premium fluctuations reflect prevailing market conditions and strategic decisions by TRH's management in recent periods as discussed earlier in MD&A.

        A breakdown of total net premiums written in 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007
Casualty	71.3%	69.8%	71.0%
Property	28.7	30.2	29.0

Total	100.0%	100.0%	100.0%

Treaty	97.0%	96.8%	96.3%
Facultative	3.0	3.2	3.7

Total	100.0%	100.0%	100.0%

Domestic	51.5%	49.6%	49.3%
International	48.5	50.4	50.7

Total	100.0%	100.0%	100.0%

        The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in 2009 and 2008 compared to the respective immediately prior year.

	2009	2008
Change excluding foreign exchange	(0.5)%	3.9%
Foreign exchange effect	(2.5)	—
Change as reported in U.S. dollars	(3.0)	3.9

        Domestic net premiums written increased in 2009 by $15.4 million, or 0.8%, from 2008 to $2.05 billion. Significant increases in Domestic net premiums written were recorded in the A&H ($38.1 million) and other liability ($21.5 million) lines. These increases were largely offset by significant decreases in the medical malpractice ($31.9 million) and auto liability ($17.5 million) lines.

        International net premiums written decreased in 2009 by $137.4 million, or 6.6%, from 2008 to $1.94 billion. The significant decreases in net premiums written occurred in the London ($103.1 million), Paris ($100.0 million) and Hong Kong ($27.3 million) branches, partially offset by significant increases in TRZ ($46.2 million) and the Toronto branch ($26.9 million). Significant decreases in International net premiums written were recorded in the property ($101.2 million), auto liability ($59.0 million), boiler and machinery ($22.0 million) and ocean marine ($20.7 million) lines. These decreases were partially offset by significant increases in the A&H ($63.9 million) and other liability ($18.8 million) lines. Of the $137.4 million decrease in international net premiums written, $98.5 million was due to changes in foreign exchange rates.

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

        Generally, reasons for changes in gross premiums written between years are similar to those for net premiums written, except for changes in ceded premiums, including premiums assumed from a subsidiary of AIG that, by prearrangement, were ceded in an equal amount to other subsidiaries of AIG (see Note 16 of Notes to Consolidated Financial Statements ("Note 16")). The majority of the decrease in premiums ceded in 2009 compared to 2008 is due to a decrease in premiums assumed from a subsidiary of AIG that, by prearrangement with TRH, were then ceded in an equal amount to other subsidiaries of AIG. The increase in premiums ceded to related parties in 2008 compared to 2007 is due principally to an increase in premiums assumed from a subsidiary of AIG that, by prearrangement with TRH, were then ceded in an equal amount to other subsidiaries of AIG. The decrease in premiums ceded to non-related parties in 2008 compared to 2007 is due in part to the purchase of less retrocession coverage. As further discussed in Notes 14 and 16 of Notes to Consolidated Financial Statements, TRH transacts business assumed and ceded with the AIG Group and either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions, among other factors.

        As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

        Net investment income in 2009 increased compared to 2008 due to an increase in investment results from other invested assets of $40 million, principally related to alternative investments. Net investment income in 2008 decreased compared to 2007 due to a decrease in investment results from other invested assets of $57 million, principally related to alternative investments, partially offset by an increase in investment income from fixed maturities. The decrease in investment income from alternative investments was due in part to the recent turmoil in the financial markets. The increase in investment income from fixed maturities is due in part to investment returns from continued positive operating cash flows. (See Note 4(d) of Notes to Consolidated Financial Statements for a breakdown of the components of net investment income and the cash flow discussion under Financial Condition and Liquidity.)

        For 2009, 2008 and 2007, the pre-tax effective yields on investments were 4.1%, 3.8% and 3.9%, respectively. The pre-tax effective yield on investments represents net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash. The increase in the pre-tax effective yield on investments for 2009 compared to 2008 is due largely to increased investment income from other invested assets and the impact of securities lending invested collateral on the yield in 2008, partially offset by the decrease in pre-tax effective yield on fixed maturities for 2009 compared to 2008. Investment returns from securities lending invested collateral served to negatively impact the yields in 2008 and 2007 by 0.3% and 0.7%, respectively, as the net return from the invested collateral is very small in relation to the balance sheet carrying amount because investment income earned from invested collateral is reduced by interest payable to the collateral provider.

        In 2008 compared to 2007, the decline in investment results from other invested assets reduced the yield by 0.5%. (See Investment Results in Item 1. Business.)

        Realized net capital (losses) gains totaled ($70.6) million, ($435.5) million and $9.4 million in 2009, 2008 and 2007, respectively. Realized net capital (losses) gains generally result from (a) investment dispositions, which reflect TRH's investment and tax planning strategies to optimize after-tax income; (b) OTTI of investments; and (c) foreign currency transaction gains (losses). See Note 4(e) for a breakdown of realized net capital (losses) gains.

        Realized net capital losses in 2009 included ($83.1) million of OTTI write-downs charged to earnings, due in large part to the continued depressed fair values of certain securities and issuer specific credit events. OTTI decreased in 2009 compared to 2008 as financial and credit markets stabilized and partially recovered from the turmoil at the end of 2008. Realized net capital losses in 2008 included ($99.9) million of net losses on sales and redemptions of securities and ($317.8) million of OTTI write-downs. The significant realized net capital losses from sales and redemptions of securities and OTTI write-downs in 2008 generally resulted from declines in the fair values of securities and issuer-specific credit events due to the downturn in the U.S. economy, turmoil in the financial markets and financial market illiquidity in 2008.

        Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Note 4(g) for the criteria used in the determination of such write-downs.)

        OTTI write-downs by balance sheet category at the time of impairment and type of impairment recorded for the years indicated are presented in the table below:

	Severity and/or Duration	Lack of Intent to Hold to Recovery	Issuer- Specific Credit Events	Total
	(in millions)
Year Ended December 31, 2009:
Fixed maturities	$(14.7)	$(6.0)	$(19.1)	$(39.8)
Equities	(35.4)	(4.4)	(3.5)	(43.3)

Total included in the statement of operations	(50.1)	(10.4)	(22.6)	(83.1)
Fixed maturities—included in the statement of comprehensive income (loss)	—	—	(13.4)	(13.4)

Total	$(50.1)	$(10.4)	$(36.0)	$(96.5)

Year Ended December 31, 2008:
Fixed maturities	$(115.4)	$(2.4)	$(7.3)	$(125.1)
Equities	(69.2)	(3.3)	(22.5)	(95.0)
Securities lending invested collateral	(79.7)	(3.9)	(14.1)	(97.7)

Total included in the statement of operations	$(264.3)	$(9.6)	$(43.9)	$(317.8)

Year Ended December 31, 2007:
Fixed maturities	$—	$(2.1)	$(2.5)	$(4.6)
Equities	(21.1)	(0.7)	(0.7)	(22.5)
Securities lending invested collateral	—	—	—	—

Total included in the statement of operations	$(21.1)	$(2.8)	$(3.2)	$(27.1)

        Through 2008, TRH participated in a securities lending program (the "Securities Lending Program") managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities available for sale) from its portfolio were loaned to third parties. Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was invested to earn a spread. The collateral was returned to the counterparties when the loaned securities were returned to TRH at a future date. In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program.

        Prior to the fourth quarter of 2008, the transfers of securities in exchange for collateral under the Securities Lending Program were accounted for as secured borrowings. Securities lending invested collateral was shown on the balance sheet at fair value. A liability was recorded in an amount equal to the collateral received, reflecting TRH's obligation to return the collateral when the loaned securities were returned. Income earned on invested collateral, net of interest payable to the collateral provider, was included in net investment income. As a result of conditions affecting the financial and credit markets, in the fourth quarter of 2008, counterparties were successful in negotiating significantly reduced collateral levels (i.e., collateral received as a percentage of the fair value of the security loaned). Due to the lower collateral levels, during the fourth quarter of 2008, many of such loaned securities were accounted for as sales at the time of transfer and as purchases when the securities were subsequently returned.

        The financial impact on the Statement of Operations of the Securities Lending Program was as follows: With respect to securities lending invested collateral: Net investment income from the Securities Lending Program (i.e., income earned on invested collateral, net of interest payable to the collateral provider) totaled $2.6 million and $2.5 million in 2008 and 2007, respectively; Net realized losses on sales of securities lending invested collateral totaled ($8.0) million and ($1.8) million in 2008 and 2007, respectively; OTTI write-downs (included in realized net capital losses) totaled ($97.7) million in 2008 and nil in 2007. With respect to the securities loaned, realized losses in the fourth quarter of 2008 on "deemed" sales of securities loaned totaled ($16) million.

        In 2008, TRH repaid certain securities lending payables using cash from sources other than the sale of securities lending invested collateral. In that regard, certain fixed maturities, including CMBS, RMBS and other asset-backed securities were transferred from securities lending invested collateral to fixed maturities available for sale.

        In 2009 and 2008, TRH repurchased portions of its 5.75% senior notes due in 2015 (the "2015 Notes") from non-related parties as detailed below:

	2009	2008	2007
	(in millions)
Principal amount repurchased	$30	$25	$—
Repurchase price	20	15	—
Gain on early extinguishment of debt	10	10	—

        The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results and does not include income from investments. Generally, a combined ratio under 100% indicates an underwriting profit and a combined ratio exceeding 100% indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. TRH's combined ratio and its components, for all periods in this Form 10-K, are presented in accordance with the methodology commonly used by insurance industry analysts and TRH's peers. The combined ratio represents the sum of the loss ratio and the underwriting expense ratio. The loss ratio represents net losses and LAE incurred expressed as a percentage of net premiums earned. The underwriting expense ratio represents the sum of the commission ratio and the other underwriting expense ratio. The commission ratio represents the sum of net commissions and the decrease (increase) in deferred acquisition costs expressed as a percentage of net premiums earned. The other underwriting expense ratio represents other underwriting expenses expressed as a percentage of net premiums earned.

        The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH and each of TRH's reporting segments, for the years indicated:

	Years Ended December 31,
	2009	2008	2007
Consolidated:
Loss ratio	66.3%	71.5%	67.6%

Commission ratio	23.3	23.9	24.7
Other underwriting expense ratio	3.9	3.2	2.9

Underwriting expense ratio	27.2	27.1	27.6

Combined ratio	93.5%	98.6%	95.2%

Domestic:
Loss ratio	66.0%	78.7%	74.2%

Commission ratio	23.2	23.1	23.1
Other underwriting expense ratio	4.2	3.2	2.9

Underwriting expense ratio	27.4	26.3	26.0

Combined ratio	93.4%	105.0%	100.2%

International—Europe:
Loss ratio	73.9%	68.9%	63.5%

Commission ratio	21.9	23.2	25.2
Other underwriting expense ratio	3.4	3.0	2.8

Underwriting expense ratio	25.3	26.2	28.0

Combined ratio	99.2%	95.1%	91.5%

International—Other:
Loss ratio	46.7%	49.8%	53.5%

Commission ratio	27.6	29.6	29.8
Other underwriting expense ratio	4.1	4.0	3.5

Underwriting expense ratio	31.7	33.6	33.3

Combined ratio	78.4%	83.4%	86.8%

        The lower loss ratio for consolidated TRH in 2009 compared to 2008 is due principally to lower catastrophe costs and increased favorable loss reserve development. The increase in the loss ratio for consolidated TRH in 2008 compared to 2007 reflects an increased current accident year loss ratio excluding catastrophe losses and increased net catastrophe costs, partially offset by lower net loss reserve development. In the aggregate, catastrophe costs and net loss reserve development (decreased) added (0.9)%, 4.4% and 3.4% (from) to the consolidated TRH combined ratio in 2009, 2008 and 2007, respectively.

        While there were no significant net catastrophe costs for events occurring during 2009, 2009 includes estimated reductions of net catastrophe costs incurred of ($5.6) million relating to events occurring in prior years. Net catastrophe costs in the aggregate (decreased) added (0.1)%, 0.0%, (0.4)% and (0.1)% to the 2009 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively. (See Note 10 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums. See discussion in Catastrophe Exposure of the magnitude of TRH's catastrophe exposures.)

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

        In addition, in 2009, TRH decreased its estimates of the ultimate amounts of net losses occurring in 2008 and prior years by $38.9 million. This net favorable development was comprised of net favorable development of $219.1 million for losses occurring in 2002 to 2008, partially offset by net adverse development of $180.2 million relating to losses occurring in 2001 and prior. The detail of the $38.9 million net favorable development by line of business relating to all prior years is presented in the table below:

Line of Business	Net Loss Reserve at December 31, 2008	Year-end 2008 Net Reestimated Liability at Year-end 2009	Amount of Reestimation (Deficiency) Redundancy(1)
	(in thousands)
Other liability	$3,220,712	$3,341,142	$(120,430)
Fire	546,050	441,940	104,110
Allied lines	157,194	114,785	42,409
Fidelity	255,808	285,829	(30,021)
Surety and credit	242,205	216,909	25,296
Other, net	2,927,109	2,909,525	17,584

Total	$7,349,078	$7,310,130	$38,948

(1)
Amount of reestimation represents the (increase) decrease in net losses and LAE incurred in 2009 relating to losses occurring in 2008 and prior years.

        Significant net favorable development was recorded for losses occurring in the fire and allied lines, arising principally from losses occurring in 2007 to 2008, and the surety and credit line, arising principally from losses occurring in 2004 to 2008. The line of business with the most significant net adverse development recorded in 2009 was the other liability line, arising principally from losses occurring in 2001 and prior, partially offset by favorable development from losses occurring between 2004 and 2006. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, significant net adverse development was recorded in 2009 for losses occurring in the fidelity line, arising principally from losses occurring in 2007 to 2008, related to the global credit crisis. (See Note 10 for amounts included in net favorable development that relate to catastrophe losses.)

        The favorable development in 2004 through 2008 results generally from favorable loss trends. The net adverse development arising from losses occurring in 2001 and prior generally relates to various excess casualty lines such as general liability and excess umbrella liability which were impacted by late reported high layer excess claims. Ceding companies and their reinsurers continue to experience increased loss costs relative to expectations as loss emergence patterns continue to lengthen as regards the soft market years of 1997 through 2001.

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

        Based on information presently available, TRH's current loss reserves represent management's best estimate of ultimate losses, but there can be no assurance that TRH's loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of December 31, 2009 and thus, have a material adverse effect on future net income, financial condition and cash flows.

        For 2009 compared to 2008, the changes in gross and ceded losses and LAE incurred each include the effect of a $22 million decrease in losses and LAE incurred relating to business assumed from an AIG subsidiary which, by prearrangement with TRH, was then ceded in an equal amount to other AIG subsidiaries. (See Note 16.) In addition, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses as discussed in Note 10.

        2008 includes net catastrophe costs of $169.7 million, principally relating to Hurricane Ike. Net catastrophe costs in the aggregate added 4.2%, 7.2%, 1.4% and 0.0% to the 2008 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.

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

(1)
Amount of reestimation represents the (increase) decrease in net losses and LAE incurred in 2008 relating to losses occurring in 2007 and prior years.

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

        The favorable development in 2004 through 2007 results generally from favorable loss trends. The net adverse development arising from losses occurring in years 1998 through 2001, which represent the great majority of the 2002 and prior development, generally relates to the fact that for many classes within these years, ceding companies continue to experience increased loss costs relative to expectations, coupled with an unexpected lengthening of the loss emergence patterns. Generally, loss activity was greater than expected from losses occurring in the D&O and E&O classes, although to a lesser extent than in previous calendar year periods. Also, classes such as medical malpractice and excess umbrella were impacted by late reported high layer excess claims to a greater extent than expected. Contributing to this increase, is the fact that many policies during this period covered underlying contracts that extended over multiple years, which contributed to recent reported loss activity exceeding previous expectations. This has led to an increase in both the frequency and severity of claims entering the reinsured excess-of-loss coverage layers at later points in time than had previously been experienced.

        For 2008 compared to 2007, the changes in gross and ceded losses and LAE incurred each include the effect of a $12 million decrease in losses and LAE incurred relating to business assumed from an AIG subsidiary which, by prearrangement with TRH, was then ceded in an equal amount to other AIG subsidiaries. (See Note 16.) In addition, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses as discussed in Note 10.

        2007 includes net catastrophe costs of $55.2 million, principally relating to European Windstorm Kyrill and floods in the U.K. Net catastrophe costs in the aggregate added (decreased) 1.4%, 0.4%, 3.2% and (0.1)% to (from) the 2007 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.

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

(1)
Amount of reestimation represents the (increase) decrease in net losses and LAE incurred in 2007 relating to losses occurring in 2006 and prior years.

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

        The underwriting expense ratio for consolidated TRH in 2009 remained level with 2008 as an increase of 0.7% in the other underwriting expense ratio was offset by a decrease of 0.6% in the commission ratio. The increase in the other underwriting expense ratio in 2009 compared to 2008 is related largely to additional compensation costs associated with improved results in 2009 compared to 2008 and expenses incurred related to an employee retention plan (the "Retention Plan") covering a significant number of its employees, including its senior-most management. The decrease in the commission ratio occurred in the International-Europe and International-Other segments. The underwriting expense ratio for consolidated TRH decreased in 2008 compared to 2007 due to a decrease of 0.8% in the commission ratio, partially offset by an increase of 0.3% in the other underwriting expense ratio. The decrease in the commission ratio is due in part to a change in the mix of business. The increase in the other underwriting expense ratio in 2008 compared to 2007 is due in part to expenses incurred related to the Retention Plan.

        On October 3, 2008, TRH adopted the Retention Plan covering a significant number of its employees, including its senior-most management. Salary expense incurred related to the Retention Plan totaled $20 million in 2009 and $8 million in 2008. (See Note 19.)

        Deferred acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

        In November 2009, the Company issued $350 million principal amount of its 8% senior notes due in 2039 (the "2039 Notes" and together with the 2015 Notes, the "Senior Notes"), all of which remains outstanding as of December 31, 2009. In 2009 and 2008, TRH repurchased $30 million and $25 million, respectively, principal amount of the 2015 Notes from non-related parties. $695 million and $725 million principal amount of the 2015 Notes were outstanding at December 31, 2009 and 2008, respectively. Interest expense incurred and interest paid in connection with the Senior Notes is shown below:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Interest expense incurred	$43,454	$43,359	$43,421
Interest paid	40,394	43,113	43,125

        General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. ("PRMS") are the primary components of "other, net" expenses on the Consolidated Statement of Operations. PRMS is an insurance program manager specializing in professional liability insurance services.

        Income before income taxes was $596.0 million in 2009, $3.2 million in 2008 and $595.8 million in 2007. The increase in income before income taxes in 2009 compared to 2008 resulted from a decrease in realized net capital losses and an increase in underwriting profit. The increase in underwriting profit is due to a decrease in catastrophe costs and an increase in favorable net loss reserve development in 2009. Decreased catastrophe costs and increased favorable net loss reserve development had the net impact of increasing pre-tax underwriting profit in 2009 by $216.2 million compared to 2008.

        The decrease in income before income taxes in 2008 compared to 2007 resulted from significant realized net capital losses, including significant amounts of OTTI, decreased underwriting profit and lower net investment income in 2008. The decreased net underwriting profit in 2008 is due in part to decreased current accident year underwriting profit (loss) excluding catastrophe costs in 2008 compared to 2007 and increased net catastrophe costs partially offset by lower net loss reserve development. Increased net catastrophe costs and lower net loss reserve development had the net impact of decreasing pre-tax underwriting profit by $47.3 million. The decrease in net investment income is largely due to a decrease in investment results from other invested assets, principally related to alternative investments, partially offset by increased net investment income from fixed maturities.

        Federal and foreign income tax (benefit) expense of $118.4 million, ($99.0) million and $108.6 million were recorded in 2009, 2008 and 2007, respectively. The 2008 tax benefit, which exceeds the income before income taxes in 2008, resulted from the tax benefit generated by the significant amount of realized net capital losses occurring during the year, including the tax benefit on $100.3 million of tax capital loss carrybacks to prior years, in addition to the customary tax benefits associated with tax-exempt interest and the dividends received deduction.

        Income tax expense in 2009 includes $56.7 million of deferred tax benefits from minimum tax credit carryforwards. In 2008, TRH reversed $15.0 million of previously recorded deferred tax benefits from minimum tax credit carryforwards. In 2007, TRH generated $32.9 million of deferred tax benefits from minimum tax credit carryforwards.

        The effective tax rates, which represent the sum of current and deferred income taxes (benefits) divided by income before income taxes, were 19.9% in 2009, (3,073.0%) in 2008 and 18.2% in 2007. The difference in effective tax rates in 2009 compared to 2008 was due to tax exempt income representing a smaller percentage of pretax income in 2009 compared to 2008. Net catastrophe costs and realized net capital losses significantly reduced pretax income in 2008.

        The actual tax benefit in 2008 derived from tax-exempt interest was slightly higher than 2007; however, the percentage impact in the effective tax rate calculation from such item increased significantly. The greater impact is caused by the fact that income before taxes (i.e., the denominator in the effective tax rate calculation) is lower in 2008 compared to 2007, due to the significant realized net capital losses and net catastrophe costs in 2008 compared to 2007. (See Note 5 of Notes to Consolidated Financial Statements.)

        TRH recognized income tax expenses (benefits) of $2.0 million, ($59.4) million and ($19.3) million relating to catastrophe costs occurring in 2009, 2008 and 2007, respectively.

        Net income and net income per common share on a diluted basis, respectively, were as follows: 2009—$477.7 million, $7.15; 2008—$102.3 million, $1.53; 2007—$487.1 million, $7.31. Reasons for the changes between years are as discussed earlier. (See Note 9 of Notes to Consolidated Financial Statements for the calculation of net income per common share.)

  Non-GAAP Measures

        The performance of TRH is commonly assessed by analysts and others based on performance measures which are not defined under GAAP. Those measures include net operating income ("NOI"), NOI per Common Share (diluted) and operating return on equity ("Operating ROE"). NOI is defined as GAAP net income (loss) excluding realized net capital gains (losses) and gain on early extinguishment of debt, net of taxes. NOI Per Common Share (diluted) represents NOI divided by average common shares outstanding on a diluted basis. Operating ROE is defined as NOI divided by the average of beginning and ending stockholders' equity. In addition, GAAP return on equity ("GAAP ROE") is defined as GAAP net income divided by the average of beginning and ending stockholders' equity. TRH uses these measures in analyzing its performance as these measures focus on the core fundamentals of TRH's operations. While TRH considers realized capital gains (losses) and the gain on early extinguishment of debt as integral parts of its business and results, such items are not indicative of the core fundamentals of TRH's operations. TRH believes these measures are of interest to the investment community because they provide additional meaningful methods of evaluating certain aspects of TRH's operating performance from period to period on bases that are not otherwise apparent under GAAP. These non-GAAP measures, namely, NOI, NOI Per Common Share (diluted) and Operating ROE should not be viewed as substitutes for GAAP net income, GAAP net income per common share on a diluted basis and GAAP ROE, respectively. Reconciliations of NOI, NOI Per Common Share (diluted) and Operating ROE to GAAP net income, GAAP net income per common share on a diluted basis and GAAP ROE, respectively, the most directly comparable GAAP measures, are included below:

	Years Ended December 31,
	2009		2008		2007
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net income	$477.7	$7.15	$102.3	$1.53	$487.1	$7.31
Realized net capital losses (gains), net of tax(1)	45.9	0.69	283.1	4.25	(6.1)	(0.09)
Gain on early extinguishment of debt, net of tax(1)	(6.4)	(0.10)	(6.7)	(0.10)	—	—

Net operating income	$517.2	$7.74	$378.7	$5.68	$481.0	$7.22

	Years Ended December 31,
	2009	2008	2007
GAAP return on equity	13.2%	3.1%	15.4%
Realized net capital losses (gains), net of tax(1)	1.3	8.7	(0.1)
Gain on early extinguishment of debt, net of tax(1)	(0.2)	(0.2)	—

Operating return on equity	14.3%	11.6%	15.3%

(1)
Assumes a 35% tax rate.

        The increases in NOI, NOI per Common Share (diluted) and Operating ROE in 2009 compared to 2008 is due largely to a decrease in catastrophe costs in 2009. The decreases in NOI, NOI per Common Share (diluted) and Operating ROE in 2008 compared to 2007 is due largely to an increase in catastrophe costs in 2008.

  Segment Results

  (a) Domestic:

        2009 compared to 2008—Revenues increased in 2009 due principally to a decrease in realized net capital losses, including OTTI write-downs, and, to lesser extents, increases in net investment income and net premiums earned. The reduction in realized net capital losses resulted in part from a decrease in OTTI write-downs as financial and credit markets stabilized and partially recovered from the turmoil at the end of 2008. The increase in net investment income in 2009 is largely due to an increase in results from other invested assets, principally related to alternative investments. The increase in net premiums earned in 2009 occurred primarily in the property and A&H lines offset in part by significant decreases in the medical malpractice and other liability lines. Income (loss) before income taxes for 2009 increased due primarily to a decrease in realized net capital losses and an increase in underwriting profit (loss). The increase in underwriting profit (loss) is largely due to a decrease in net catastrophe costs.

        Net catastrophe costs in 2009 were insignificant. 2008 includes net catastrophe costs of $147.4 million principally relating to Hurricane Ike.

        Assets increased by $943 million in 2009 due largely to an increase in investments of $1.35 billion, partially offset by decreases in the net deferred income tax asset and premium balances receivable, net. The increase in investments is due largely to increases of $852 million in fixed maturities available for sale and $487 million in short-term investments. The increase in investments generally reflects the investment of net operating cash inflows, changes in the fair value of investments and the investment of the proceeds from the issuance of the 2039 Notes.

        2008 compared to 2007—Revenues decreased in 2008 due principally to significant realized net capital losses, including OTTI, and a decrease in net investment income, offset in part by an increase in net premiums earned and a gain on the early extinguishment of debt. The significant realized net capital losses generally resulted from declines in market values due to the downturn in the U.S. economy, turmoil in the financial markets, financial market illiquidity and issuer-specific credit events. The decrease in net investment income in 2008 is largely due to a decrease in results from other invested assets, principally related to alternative investments. The increase in net premiums earned in 2008 occurred primarily in the A&H, property, other liability and auto liability lines offset in part by a significant decrease in the fidelity line. Income (loss) before income taxes for 2008 decreased due primarily to increases in realized net capital losses and in underwriting loss and a decrease in net investment income. The increase in underwriting loss is principally due to increased net catastrophe costs, principally related to Hurricane Ike.

        2008 includes net catastrophe costs of $147.4 million principally relating to Hurricane Ike. 2007 includes net catastrophe costs of $8.0 million relating to catastrophe events occurring in 2005.

        Assets decreased by $109 million in 2008 due largely to a decrease in investments and cash of $351 million partially offset by an increase in net deferred income tax asset. The decrease in investments and cash is due largely to decreases of $255 million in securities lending invested collateral and of $269 million in equities available for sale, partially offset by a $218 million increase in fixed maturities available for sale. The increase in net deferred income taxes is due in part to the deferred tax benefit related to OTTI and an increase in net unrealized depreciation of investments in 2008.

  (b) International-Europe (London and Paris branches and TRZ):

        2009 compared to 2008—Revenues decreased due to decreases in net premiums written, net of the change in unearned premiums, and, to a lesser extent, net investment income partially offset by a decrease in realized net capital losses. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2009 as compared to 2008 decreased net premiums written by $78.7 million. Revenues decreased in the London and Paris branches, partially offset by an increase in TRZ. Net premiums earned decreased principally in the property, auto liability and fidelity lines offset in part by a significant increase in the A&H line. Net investment income decreased in both the London and Paris branches and in TRZ and was due in part to changes in foreign currency exchange rates and lower yields on investments. Income before income taxes for 2009 decreased due primarily to decreases in underwriting profit and net investment income partially offset by a decrease in realized net capital losses. The decrease in underwriting profit reflects a higher loss ratio, excluding net catastrophe costs, partially offset by lower net catastrophe costs and a lower commission ratio.

        Net catastrophe costs in 2009 were insignificant. 2008 includes net catastrophe costs of $22.1 million principally relating to Hurricane Ike, offset in part by favorable development on catastrophe events occurring in 2007 and 2005.

        Assets increased by $408 million in 2009 due principally to a $526 million increase in investments. The increase in investments is due largely to increases of $296 million in fixed maturities available for sale and $223 million in short-term investments. The increase in investments generally reflects the investment of net operating cash inflows and changes in the fair value of investments.

        2008 compared to 2007—Revenues increased slightly due to increases in net premiums written, net of the change in unearned premiums, and net investment income, largely offset by an increase in realized net capital losses. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2008 as compared to 2007 lessened the increase in net premiums written by $10.0 million. Revenues increased in the Paris branch and in TRZ, largely offset by a decrease in the London branch. Net premiums earned increased principally in the credit, A&H and boiler & machinery lines offset in part by a significant decrease in the ocean marine and property lines. The increase in realized net capital losses was due in part to OTTI. Income before income taxes for 2008 decreased due primarily to a decrease in underwriting profit and increased realized net capital losses, partially offset by an increase in net investment income. The decrease in underwriting profit reflects a higher loss ratio, despite a reduction in net catastrophe costs, partially offset by a lower underwriting expense ratio.

        2008 includes net catastrophe costs of $22.1 million principally relating to Hurricane Ike, offset in part by favorable development on catastrophe events occurring in 2007 and 2005. 2007 includes net catastrophe costs of $47.4 million principally relating to Windstorm Kyrill in Europe and floods in the U.K.

        Assets decreased $1.88 billion in 2008 due principally to a $1.76 billion decrease in securities lending invested collateral due to TRH's termination of its participation in the Securities Lending Program.

  (c) International-Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

        2009 compared to 2008—Revenues increased in 2009 due largely to an increase in net premiums written, net of the change in unearned premiums and a decrease in realized net capital losses. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2009 compared to 2008 lessened the increase in net premiums written by $19.8 million. The increase in net premiums earned occurred principally in the surety line along with relatively smaller increases spread across several lines. Significant increases in revenues occurred in the Tokyo and Toronto branches. Income before income taxes increased in 2009 due to an increase in underwriting profit and a decrease in realized net capital losses. The increase in underwriting profit generally reflects a lower loss ratio and a lower commission ratio.

        Assets increased by $216 million in 2009 due principally to a $205 million increase in investments. The increase in investments is due to an increase of $294 million in fixed maturities available for sale, partially offset by decreases of $57 million in short-term investments and $32 million in common stocks available for sale. The increase in investments generally reflects the investment of net operating cash inflows and changes in the fair value of investments.

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

        Assets decreased by $116 million in 2008 due largely to a decrease of $184 million in reinsurance recoverable on paid and unpaid losses and LAE from related parties. The decrease in reinsurance recoverable is largely due to a decrease in reinsurance recoverable related to losses on business assumed from an AIG subsidiary that, by prearrangement with TRH, was ceded in an equal amount to other AIG subsidiaries.

Financial Condition and Liquidity

        As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The Company's liabilities consist primarily of the Senior Notes and related interest payable. The Company's cash inflows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 15 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment and Schedule II—Condensed Financial Information of Registrant As of December 31, 2009 and 2008 and For the Years Ended December 31, 2009, 2008 and 2007 for the condensed financial statements of the Company.) In 2009, cash inflows also included the proceeds from the issuance of the 2039 Notes. TRH considers TRC's ability to pay dividends to the Company to be adequate for the Company's liquidity needs through the end of 2010 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In 2009, 2008 and 2007, the Company received cash dividends, primarily from TRC, of $121.5 million, $103.5 million and $81.0 million, respectively. In accordance with the statutory formula, based on December 31, 2009 statutory surplus, for the twelve months ended December 31, 2009, TRC could have paid dividends to the Company of approximately $401.6 million without regulatory approval. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses. In 2009, the Company also used cash to repurchase a portion of the 2015 Notes and repurchase common shares. In 2008, the Company also used cash to repurchase a portion of the 2015 Notes.

        Sources of funds for the operating subsidiaries consisted primarily of premiums, reinsurance recoveries, investment income and proceeds from sales, redemptions and the maturing of investments. Funds are applied by the operating subsidiaries primarily to the purchase of investments and the payments of claims, commissions, ceded reinsurance premiums, operating expenses, income taxes and, through the end of 2008, securities lending payables. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

        While the expected payout pattern of liabilities (see the contractual obligations table later in this section) is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH has not historically maintained a credit facility, though it may do so in the future. TRH's primary investment goal is to optimize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of significant acceleration of paid losses beyond TRH's ability to fund such cash needs.

        At December 31, 2009, total investments were $12.32 billion compared to $10.23 billion at December 31, 2008, an increase of $2.09 billion. The most significant components of this increase were an increase in net unrealized appreciation (depreciation) of investments which increased investments by $687 million (see discussion of the change in unrealized appreciation (depreciation) of investments, net of tax, included later in this section) and $1.38 billion of net purchases of investments. In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated increased total investments in 2009 compared to 2008.

        The increase in investments occurred largely in fixed maturities and short-term investments. The increase in fixed maturities is due in part to a significant increase in net unrealized appreciation on fixed maturities and significant net purchases of fixed maturities. The increase in short-term investments is due in part to the proceeds from the issuance of the 2039 Notes in November 2009.

        The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,214,238	9.8%	$1,218,603	11.9%

Available for sale (at fair value):
Corporate	2,317,041	18.8	2,094,029	20.5
U.S. Government and government agencies	528,808	4.3	45,198	0.4
Foreign government	553,541	4.5	280,598	2.8
States, municipalities and political subdivisions	5,668,828	46.0	5,149,093	50.3
Asset-backed:
RMBS	258,445	2.1	291,311	2.8
CMBS	93,191	0.8	115,505	1.1
Other asset-backed	34,918	0.3	37,337	0.4

Total available for sale	9,454,772	76.8	8,013,071	78.3

Total fixed maturities	10,669,010	86.6	9,231,674	90.2

Equities available for sale:
Common stocks	481,515	3.9	425,645	4.2
Nonredeemable preferred stocks	25,097	0.2	98,230	0.9

Total equities	506,612	4.1	523,875	5.1

Other invested assets	256,437	2.1	243,795	2.4
Short-term investments	883,336	7.2	230,213	2.3

Total investments	$12,315,395	100.0%	$10,229,557	100.0%

        TRH's fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities. Approximately 45.3% and 44.5% of the non-asset-backed fixed maturities will mature in less than 10 years as of December 31, 2009 and 2008, respectively. By their nature, asset-backed fixed maturities do not generally have single maturity dates. The average duration of these fixed maturities was 3.7 years as of December 31, 2009 and 6.0 years as of December 31, 2008. The decrease in duration as of December 31, 2009 compared to December 31, 2008 is due to a change in the calculation which more appropriately captures the underlying characteristics of the fixed maturities, such as call features on municipal bonds. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to optimize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity.

        The following table summarizes the ratings of fixed maturities held to maturity and available for sale (on the basis of carrying value):

	Ratings as of December 31, 2009(1)
	AAA	AA	A	BBB	Below BBB or Not-Rated(2)	Total
	(dollars in millions)
Held to maturity:
States, municipalities and political subdivisions	$591	$480	$121	$22	$—	$1,214

Available for sale:
Corporate	386	733	1,013	173	12	2,317
U.S. Government and government agencies	529	—	—	—	—	529
Foreign government	335	178	28	—	13	554
States, municipalities and political subdivisions	2,467	2,583	606	—	13	5,669
Asset-backed:
RMBS	194	27	—	10	27	258
CMBS	69	2	12	10	—	93
Other asset-backed	26	—	—	9	—	35

Total available for sale	4,006	3,523	1,659	202	65	9,455

Total fixed maturities	$4,597	$4,003	$1,780	$224	$65	$10,669

Percent of total fixed maturities	43.1%	37.5%	16.7%	2.1%	0.6%	100.0%

(1)
Principally Standard & Poor's ratings.
(2)
Consists of $1 million of B rated securities, $27 million of CCC rated securities and $37 million of not-rated securities.

        Through 2008, TRH participated in the Securities Lending Program, whereby certain securities (principally fixed maturities available for sale) from its portfolio were loaned to third parties. Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was invested to earn a spread. The collateral received was invested in separate portfolios containing floating rate bonds (i.e., fixed maturities), including asset-backed securities, and interest-bearing cash equivalents. These portfolios were maintained in segregated accounts for TRH by the program manager. The collateral was returned to the counterparties when the loaned securities were returned to TRH at a future date. In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program.

        Prior to the fourth quarter of 2008, the transfers of securities in exchange for collateral under the Securities Lending Program were accounted for as secured borrowings. Securities lending invested collateral was shown on the balance sheet at fair value. A liability was recorded in an amount equal to the collateral received, reflecting TRH's obligation to return the collateral when the loaned securities were returned. Income earned on invested collateral, net of interest payable to the collateral provider, was included in net investment income. As a result of conditions affecting the financial and credit markets, in the fourth quarter of 2008, counterparties were successful in negotiating significantly reduced collateral levels (i.e., collateral received as a percentage of the fair value of the security loaned). Due to the lower collateral levels, during the fourth quarter of 2008, many of such loaned securities were accounted for as sales at the time of transfer and as purchases when the securities were subsequently returned.

        Gross unrealized gains and losses and net unrealized gains (losses) on all fixed maturities and equities at December 31, 2009 and 2008 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
	(in millions)
As of December 31, 2009:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$401.3	$(171.3)	$230.0
Equities	67.8	(2.1)	65.7
As of December 31, 2008:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$178.1	$(468.0)	$(289.9)
Equities	22.9	(81.5)	(58.6)

(1)
At December 31, 2009, includes no gross unrealized gains and gross unrealized losses of ($34.0) million on fixed maturities rated below BBB and gross unrealized gains of $0.1 million and gross unrealized losses of ($0.1) million on fixed maturities which are not-rated. At December 31, 2008, includes gross unrealized gains of $0.2 million and gross unrealized losses of ($1.0) million on fixed maturities rated below BBB. The vast majority of the increase in gross unrealized losses on fixed maturities rated below BBB at December 31, 2009 compared to December 31, 2008 is related to the reclassification of OTTI losses pursuant to the adoption of new accounting guidance on April 1, 2009.

        In general, the increase in unrealized gains (losses) in 2009 is largely due to net unrealized appreciation of states, municipalities and political subdivisions and corporate fixed maturities and equities available for sale partially offset by $110.1 million related to the reclassification of OTTI losses, previously charged to earnings, to accumulated other comprehensive income (loss) due to the adoption of new accounting guidance on fixed maturity OTTI criteria. In general, the net unrealized appreciation of states, municipalities and political subdivisions and corporate fixed maturities and equities available for sale, reflect improvements in credit and financial markets in 2009 compared to year-end 2008. (See Disruption in Global Credit and Financial Markets and Item 1A. Risk Factors. See Note 4 of Notes to Consolidated Financial Statements ("Note 4") for additional details about gross unrealized gains and losses on fixed maturities and equities.)

        Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established, and the impact of changes in foreign currency exchange rates.

        At December 31, 2009, gross loss reserves totaled $8.61 billion, an increase of $484.6 million, or 6.0% over 2008. The increase in gross loss reserves includes the impact of changes in foreign currency exchange rates since the end of 2008 and gross loss reserve development.

        The components of gross loss reserves as of December 31, 2009 and 2008 by major class of business, split between reported ("case") amounts and losses and LAE IBNR amounts is presented below:

2009

	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)
Casualty:
Other liability(1)	$1,192.7	$2,655.5	$3,848.2
Accident and health	233.0	122.5	355.5
Medical malpractice	478.2	785.0	1,263.2
Ocean marine and aviation	430.3	184.3	614.6
Auto liability	298.5	209.8	508.3
Surety and credit	138.7	158.1	296.8
Other	420.5	393.0	813.5

Total casualty	3,191.9	4,508.2	7,700.1

Property:
Fire	453.2	172.7	625.9
Allied lines	56.4	67.3	123.7
Auto physical damage	33.1	38.3	71.4
Homeowners multiple peril	14.5	8.2	22.7
Other	46.3	19.0	65.3

Total property	603.5	305.5	909.0

Total	$3,795.4	$4,813.7	$8,609.1

2008

	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)
Casualty:
Other liability(1)	$1,125.2	$2,366.7	$3,491.9
Accident and health	277.5	100.3	377.8
Medical malpractice	437.6	744.5	1,182.1
Ocean marine and aviation	394.3	217.4	611.7
Auto liability	287.3	190.4	477.7
Surety and credit	113.9	152.0	265.9
Other	353.4	374.2	727.6

Total casualty	2,989.2	4,145.5	7,134.7

Property:
Fire	433.5	218.7	652.2
Allied lines	84.9	74.5	159.4
Auto physical damage	24.5	43.5	68.0
Homeowners multiple peril	13.3	14.6	27.9
Other	59.7	22.6	82.3

Total property	615.9	373.9	989.8

Total	$3,605.1	$4,519.4	$8,124.5

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

        At December 31, 2009, reinsurance recoverable on gross loss reserves totaled $725.3 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), a decrease of $38.1 million, or 5.0%, from the prior year-end. Of the amount of reinsurance recoverable on paid and unpaid losses and LAE, which totaled $747.1 million as of December 31, 2009, $375 million represented balances that were unsecured. Of such unsecured balances, $36 million was due from related parties and 96% of the remaining balance was due from companies rated A- or better. (See Note 16.)

        Net loss reserves totaled $7.87 billion at December 31, 2009, an increase of $522.7 million, or 7.1%, from the prior year-end. The overall increase in net loss reserves was due in part to the exchange rate impact of the changes in certain foreign currency exchange rates against the U.S. dollar since the end of 2008 which served to increase net loss reserves by $264.6 million. 2009 includes paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of approximately $108 million relating to events occurring in 2008, 2007 and 2005. 2008 includes paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of $94 million, relating to events occurring in 2008, 2007 and 2005. 2007 included paid losses and LAE, net of reinsurance recovered, relating to net catastrophe losses of approximately $89 million, relating to events occurring in 2007 and 2005. An analysis of the change in net loss reserves from year-end 2008 to year-end 2009 is included in Note 6 of Notes to Consolidated Financial Statements.

        Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses totaling $163 million and $152 million at December 31, 2009 and 2008, respectively, including $30 million and $28 million at the aforementioned dates, respectively, relating to such losses occurring in 1985 and prior. As TRC, the major operating subsidiary of the Company, commenced operations in 1978, the great majority of TRH's environmental and asbestos-related net loss reserves arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including IBNR reserves, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

        Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH's consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at December 31, 2009 are adequate.

        See Critical Accounting Estimates for a discussion of the significant assumptions and factors considered in the reserve setting process.

        In the ordinary course of business, TRH is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine TRH's rights and obligations under reinsurance agreements and other more general contracts. In some disputes, TRH seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, TRH is resisting attempts by others to enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation, arbitration and mediation. (See Item 3. Legal Proceedings.)

        In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH's aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH's approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH's financial condition or results of operations. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH's results of operations or financial condition.

        For 2009, TRH's net operating cash inflows were $951.5 million, a decrease of $145.0 million from 2008. The decrease results, in large part, from a decrease in cash received from underwriting activities.

        For 2008, TRH's net operating cash inflows totaled $1.10 billion, an increase of $69.7 million from 2007. The increase is due in large part to decreased income taxes paid and an increase in investment income received, partially offset by decreased cash flows from underwriting activities, including decreased collection of reinsurance recoverable.

        As significant losses from catastrophes occurring in prior years remain unpaid, TRH expects that payments relating to these events will negatively impact operating cash flows in 2010 and perhaps thereafter.

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

        Based on its history of consistently strong operating cash flows, the present composition of its investment portfolio (including present levels of cash, cash equivalents, short-term investments and other liquid investment classes) and consideration of its cash needs, TRH considers its liquidity to be adequate through the end of 2010 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

        TRH's stockholders' equity totaled $4.03 billion at December 31, 2009, an increase of $836.2 million from year-end 2008. The net increase consisted primarily of net income of $477.7 million and other comprehensive income of $399.0 million, partially offset by cash dividends declared of $52.5 million.

        The abovementioned other comprehensive income consisted of net unrealized appreciation of investments, net of income taxes, of $446.3 million, partially offset by net unrealized foreign currency translation loss from functional currencies, net of income taxes, of ($47.4) million. The net unrealized appreciation of investments, net of income taxes, is composed principally of increases of $367.0 million in net unrealized appreciation (depreciation) of fixed maturities available for sale, principally states, municipalities and political subdivision and corporate fixed maturities, and an increase of $80.8 million in unrealized appreciation of equities available for sale. (See Note 4 for details of gross unrealized gains and losses by security type.)

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

        In December 2009, the Company's Board of Directors authorized the repurchase of up to $200 million of its shares from time to time in the open market or via privately negotiated transactions through December 31, 2011. In 2009, the Company repurchased 59,600 shares of it common stock at an aggregate cost of $3.1 million. The Company did not repurchase shares of its common stock in 2008 or 2007. (See Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.)

        In November 2009, the Company issued $350 million principal amount of the 2039 Notes, all of which remains outstanding as of December 31, 2009. In 2009 and 2008, TRH repurchased $30 million and $25 million, respectively, principal amount of the 2015 Notes from non-related parties. $695 million and $725 million principal amount of the 2015 Notes were outstanding at December 31, 2009 and 2008, respectively. See Results of Operations for the gain realized on the early extinguishment of the 2015 Notes in 2009 and 2008.

        As of December 31, 2009, the amounts due and the estimated period between year-end 2009 and the dates of payment, under specified contractual obligations of TRH are as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt(1)	$2,124,778	$67,963	$135,925	$135,925	$1,784,965
Operating leases	86,191	12,338	22,556	17,332	33,965
Gross loss reserves	8,609,105	1,986,894	2,455,099	1,565,190	2,601,922
Other(2)	921	921	—	—	—

Total	$10,820,995	$2,068,116	$2,613,580	$1,718,447	$4,420,852

(1)
Includes anticipated interest payments.
(2)
Represents commitments to invest in limited partnerships.

        With respect to commitments and contingent liabilities, see Note 18 of Notes to Consolidated Financial Statements.

        Risk Based Capital ("RBC") standards, promulgated by the National Association of Insurance Commissioners ("NAIC"), relate an individual company's statutory policyholders' surplus to the risk inherent in its overall operations and set thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 2009 the statutory surpluses of TRC and Putnam each exceeded the level of surplus required under RBC requirements for regulatory attention.

Catastrophe Exposure

        The nature of TRH's business exposes it to losses from various catastrophe events. In a catastrophe event, losses from many insureds across multiple lines of business may result directly or indirectly from such single occurrence. In order to control such exposures, TRH employs a combination of measures, including setting targets for the amount of its exposure in key geographic zones and product lines that are prone to catastrophic events, monitoring and modeling accumulated exposures and purchasing catastrophe reinsurance when deemed cost effective.

        Natural disasters such as hurricanes, earthquakes and other catastrophes have the potential to adversely affect TRH's operating results by material amounts. Other risks, such as an outbreak of a pandemic disease, a major terrorist event, the bankruptcy of a major company, or a marine and/or aviation disaster, could also have a materially adverse effect on TRH's business and operating results to an extent that may be only partially offset by reinsurance.

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

        While the analytical tools used to estimate catastrophe exposure are useful in both pricing and monitoring catastrophe risk, the estimates derived by use of these techniques are inherently uncertain and do not reflect TRH's maximum exposures to these events. While the models are frequently updated, these projections are nevertheless inherently imprecise. It is highly likely that TRH's losses will vary, perhaps materially, from these estimates.

        Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss ("PML"). TRH defines PML as its anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at January 1, 2010.

        The following is an overview of such modeled PMLs from property, engineering, marine and energy exposures and the associated natural perils that TRH deems most significant. The estimated amount of these modeled losses are presented in three ways: (a) gross losses; (b) pre-tax net catastrophe costs (i.e., gross losses, net of reinsurance and the impact of net reinstatement premiums); and (c) after-tax net catastrophe costs (i.e., the net cost to TRH). The reduction for reinsurance assumes that all reinsurers fulfill their obligations to TRH in accordance with contract terms. The values provided have a likelihood of being exceeded in any single year of 1.0% or 0.4%.

	1.0%			0.4%
	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs
	(in millions)
Europe, Wind	$840	$721	$469	$999	$861	$559
Florida, Wind	518	493	320	920	853	555
California, Earthquake	493	468	304	864	794	516
Northeast U.S., Wind	464	432	281	952	874	568
Japan, Earthquake	414	332	216	519	418	272

        "Europe, Wind" has the highest modeled after-tax net catastrophe costs arising out of events with a 1.0% probability of being exceeded and would represent 11.6% of TRH's stockholders' equity at December 31, 2009. "Northeast U.S., Wind" has the highest modeled after-tax net catastrophe costs arising out of events with a 0.4% probability of being exceeded and would represent 14.1% of TRH's stockholders' equity at December 31, 2009. If multiple severe catastrophic events occur in any one year, the potential economic cost to the company could be materially higher than any one of the amounts shown above.

        There is much uncertainty and imprecision in the compilation of these estimates at many stages in the process. Moreover, the makeup of TRH's in-force business is constantly changing as new business is added and existing contracts terminate or expire, including contracts for reinsurance coverage purchased by TRH. In addition, these estimates take into account what TRH believes to be the most likely accumulation of territories and/or lines of business in a catastrophic natural peril event, but there can be no assurance that TRH has captured every possible scenario in its analysis. As a result of these factors, among others, there can be no assurance that TRH will not experience after-tax net catastrophe costs from individual events that will exceed these estimates by a material amount. There also can be no assurance that TRH will not experience catastrophe events more frequently than the modeled probabilities would suggest. In any given year, catastrophe events could have a material adverse effect on TRH's financial condition, results of operations, cash flows and liquidity.

        See Note 10 for catastrophe costs incurred in 2009, 2008 and 2007.

Disruption in Global Credit and Financial Markets

        In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and sub-prime borrowers; evolving changes in the regulatory environment; a residential housing market characterized by a slowing pace of transactions and declining prices; increased cost of borrowings for mortgage participants; a rising unemployment rate; increased delinquencies in non-mortgage consumer credit; and illiquid credit markets. In addition, the financial strength of certain bond insurers has been compromised to varying degrees by losses these entities experienced due in part to the coverage they provide for domestic RMBS. These conditions continued through 2008 and into 2009, expanding into the broader global credit markets and resulting in greater volatility, a steep decline in equity markets, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses in certain markets and the collapse of several prominent financial institutions. By the end of 2009, the disruptions to the global credit and financial markets had moderated as the markets started to stabilize or, in some cases, recover. TRH cannot predict whether current trends will continue, deteriorate or improve.

        These issues carry risk relating to certain lines of business TRH underwrites because disruption in the credit and financial markets may increase claim activity in lines such as D&O, E&O, credit, and to a limited extent mortgage guaranty business, among others. TRH also participates in the mortgage market through investments in mortgage-backed securities.

        The operating results and financial condition of TRH have been and may continue to be adversely affected by factors related to the market disruptions referred to above, among others. The duration and severity of the downward cycle could extend further if there is an increase in the severity of the economic difficulties being experienced around the world, including the U.S. TRH expects that the difficulties in the economy may continue to have an adverse effect on TRH's operating results in the future. TRH also incurred realized and unrealized market valuation losses in 2009, 2008 and 2007 on its available for sale securities, including asset-backed fixed maturities. The impact on TRH's operations with exposure to the residential mortgage market will be somewhat dependent on future market conditions.

        TRH's operating results, investment portfolio and overall consolidated financial condition could be further adversely impacted if global economic conditions deteriorate in the future, although TRH attempts to mitigate these, as well as other financial and operational risks, by disciplined underwriting of a diversified book of business, generally conservative investment strategies and risk management. While TRH cannot predict with any certainty the ultimate impact the recent economic deterioration will have on TRH, these events may have a material adverse effect on TRH's results of operations, financial condition and cash flows and the Company's stock price.

Recent Accounting Standards

        See Note 2(l) of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and their application to TRH.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        TRH's operations are exposed to market risk. Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates. TRH's market risk exposures arise from the following:

  •
  TRH is a globally diversified enterprise with capital employed in a variety of currencies.

  •
  The large amount of TRH's capital invested in fixed income or equity securities.

        TRH analyzes market risk using Value at Risk ("VaR"). VaR is a summary statistical measure that applies the estimated volatility and correlation of market factors of TRH's market position. The output from the VaR calculation is the maximum loss that could occur over a defined period of time given a certain probability. VaR measures not only the size of the individual exposures but also the interaction between different market exposures, thereby providing a portfolio approach to measuring market risk.

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

        TRH calculated the VaR with respect to net fair values at each quarter end in 2009 and 2008. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figures) within a one-month holding period. Starting in the second quarter of 2009, TRH refined the calculations of VaR compared to prior periods. For the values calculated as of December 31, 2009, September 30, 2009 and June 30, 2009 (September 30, 2009 and June 30, 2009 are not presented herein, but included in the calculation of the average, high and low values for the year ended December 31, 2009), TRH employed a variance-covariance methodology that entails modeling the linear sensitivities of all the assets and liabilities to a broad set of systematic market risk factors and idiosyncratic risk factors. Risk factor returns are assumed to be joint-normally distributed. The most recent two years of historical changes in these risk factors are utilized. Information prior to second quarter 2009 that was utilized in calculating the information presented below have been calculated using the historical simulation methodology. TRH does not believe that the differences between methods materially affect an evaluation of the potential impact that market risk may have on TRH. TRH expects to use the variance-covariance methodology for future period data.

        TRH's market risk analyses do not provide weight to risks relating to market issues such as liquidity and the credit-worthiness of investments.

        The following table presents the year-end, average, high and low VaRs on a diversified basis and of each component of market risk for 2009 and 2008. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2009				2008
	Year-End	Average	High	Low	Year-End	Average	High	Low
	(in millions)
Diversified	$170	$192	$276	$91	$91	$168	$200	$91
Interest rate	140	149	216	84	84	160	194	84
Equity	80	94	138	80	83	70	83	58
Currency	49	58	79	47	57	37	57	28

Item 8.    Financial Statements and Supplementary Data

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Transatlantic Holdings, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and its subsidiaries (the "Company") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairment of debt securities in 2009 in connection with its adoption of new accounting guidance.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 24, 2010

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

	2009	2008
	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2009—$1,271,397; 2008—$1,210,432)	$1,214,238	$1,218,603
Available for sale, at fair value (amortized cost: 2009—$9,281,934; 2008—$8,294,813)	9,454,772	8,013,071
Equities, available for sale, at fair value:
Common stocks (cost: 2009—$417,365; 2008—$479,714)	481,515	425,645
Nonredeemable preferred stocks (cost: 2009—$23,559; 2008—$102,804)	25,097	98,230
Other invested assets	256,437	243,795
Short-term investments, at cost (approximates fair value)	883,336	230,213

Total investments	12,315,395	10,229,557
Cash and cash equivalents	195,723	288,920
Accrued investment income	148,055	141,563
Premium balances receivable, net	591,300	665,187
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	747,073	790,499
Deferred acquisition costs	237,466	239,610
Prepaid reinsurance premiums	60,251	84,238
Deferred income taxes	454,483	692,345
Other assets	193,913	245,019

Total assets	$14,943,659	$13,376,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$8,609,105	$8,124,482
Unearned premiums	1,187,526	1,220,133
Senior notes	1,033,087	722,243
Other liabilities	79,561	111,860

Total liabilities	10,909,279	10,178,718

Commitments and contingent liabilities (see Note 18)
Preferred Stock, $1.00 par value; shares authorized: 2009—10,000,000; 2008—5,000,000; none issued	—	—
Common Stock, $1.00 par value; shares authorized: 2009—200,000,000; 2008—100,000,000; shares issued: 2009—67,431,121; 2008—67,353,258	67,431	67,353
Additional paid-in capital	283,036	268,027
Accumulated other comprehensive income (loss)	69,701	(257,690)
Retained earnings	3,639,200	3,142,449
Treasury Stock, at cost: 2009—1,048,500; 2008—988,900 shares of common stock	(24,988)	(21,919)

Total stockholders' equity	4,034,380	3,198,220

Total liabilities and stockholders' equity	$14,943,659	$13,376,938

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(in thousands, except per share data)
Revenues:
Net premiums written	$3,986,101	$4,108,092	$3,952,899
Decrease (increase) in net unearned premiums	52,981	(40,703)	(50,230)

Net premiums earned	4,039,082	4,067,389	3,902,669

Net investment income	467,402	440,451	469,772

Realized net capital (losses) gains:
Total other-than-temporary impairments	(96,527)	(317,790)	(27,137)
Less: Total other-than-temporary impairments recognized in other comprehensive income (loss)	13,445	—	—

Other-than-temporary impairments charged to earnings	(83,082)	(317,790)	(27,137)
Other realized net capital gains (losses)	12,441	(117,751)	36,526

Total realized net capital (losses) gains	(70,641)	(435,541)	9,389

Gain on early extinguishment of debt	9,869	10,250	—

Total revenues	4,445,712	4,082,549	4,381,830

Expenses:
Net losses and loss adjustment expenses	2,679,171	2,907,227	2,638,033
Net commissions	927,918	980,626	980,121
Decrease (increase) in deferred acquisition costs	12,406	(6,956)	(16,901)
Other underwriting expenses	158,181	131,555	115,760
Interest on senior notes	43,454	43,359	43,421
Other, net	28,549	23,515	25,644

Total expenses	3,849,679	4,079,326	3,786,078

Income before income taxes	596,033	3,223	595,752

Income taxes (benefits):
Current	96,771	45,277	182,612
Deferred	21,600	(144,308)	(74,001)

Total income taxes (benefits)	118,371	(99,031)	108,611

Net income	$477,662	$102,254	$487,141

Net income per common share:
Basic	$7.20	$1.54	$7.37
Diluted	7.15	1.53	7.31
Weighted average common shares outstanding:
Basic	66,381	66,270	66,124
Diluted	66,802	66,722	66,654

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(in thousands, except per share data)
Common Stock:
Balance, beginning of year	$67,353	$67,222	$67,027
Issued under stock compensation plans	78	131	195

Balance, end of year	67,431	67,353	67,222

Additional paid-in capital:
Balance, beginning of year	268,027	249,853	228,480
Excess of proceeds (costs) over par value of common stock issued under stock compensation plans	1,514	(1,052)	5,846
Contributed capital	13,495	19,226	15,527

Balance, end of year	283,036	268,027	249,853

Accumulated other comprehensive income (loss):
Balance, beginning of year	(257,690)	(34,692)	42,626
Net change for year	613,783	(343,074)	(118,950)
Deferred income tax effect on above net change	(214,823)	120,076	41,632
Cumulative effect of accounting change, net of tax	(71,569)	—	—

Balance, end of year	69,701	(257,690)	(34,692)

Retained earnings:
Balance, beginning of year	3,142,449	3,088,578	2,642,056
Net income	477,662	102,254	487,141
Cash dividends declared (per common share: 2009—$0.79; 2008—$0.73; 2007—$0.62)	(52,480)	(48,383)	(40,619)
Cumulative effect of accounting change, net of tax	71,569	—	—

Balance, end of year	3,639,200	3,142,449	3,088,578

Treasury Stock:
Balance, beginning of year	(21,919)	(21,919)	(21,919)
Acquisition of treasury stock	(3,069)	—	—

Balance, end of year	(24,988)	(21,919)	(21,919)

Total stockholders' equity	$4,034,380	$3,198,220	$3,349,042

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$477,662	$102,254	$487,141

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in unpaid losses and loss adjustment expenses, unearned premiums and prepaid reinsurance premiums	476,003	179,086	537,967
Changes in premium and reinsurance balances receivable and payable, net	111,329	236,445	293,485
Change in deferred acquisition costs	2,144	8,471	(16,901)
Change in accrued investment income	(27,390)	28,575	(36,969)
Realized net capital losses (gains) from investments	62,156	407,455	(33,582)
Changes in current and deferred income taxes	48,377	(218,090)	(82,327)
Change in unrealized net foreign exchange (gains) losses	(187,288)	307,364	(152,642)
Changes in other assets and liabilities, net	(49,375)	(8,923)	10,448
Other, net	37,867	53,850	20,190

Total adjustments	473,823	994,233	539,669

Net cash provided by operating activities	951,485	1,096,487	1,026,810

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	1,229,268	4,346,358	1,348,583
Proceeds of fixed maturities available for sale redeemed or matured	600,939	619,493	490,205
Proceeds of fixed maturities held to maturity redeemed	—	25,000	—
Proceeds of equities available for sale sold	944,695	877,755	1,189,392
Purchase of fixed maturities available for sale	(2,514,442)	(5,157,138)	(2,782,062)
Purchase of equities available for sale	(849,162)	(899,896)	(1,191,044)
Net sale (purchase) of other invested assets	14,902	(22,265)	6,115
Net sales (purchases) in securities lending invested collateral	—	1,329,619	(305,987)
Net purchase of short-term investments	(791,086)	(173,520)	(20,329)
Change in other liabilities for securities in course of settlement	40,479	(84,369)	1,198
Other, net	(16,456)	(10,398)	5,947

Net cash (used in) provided by investing activities	(1,340,863)	850,639	(1,257,982)

Cash flows from financing activities:
Net change in securities lending payable	—	(1,845,822)	305,987
Dividends to stockholders	(51,780)	(46,382)	(39,019)
Common stock issued	1,579	(924)	6,042
Acquisition of treasury stock	(3,069)	—	—
Repurchase of senior notes	(19,612)	(14,750)	—
Net proceeds from issuance of senior notes	336,929	—	—
Other, net	1,254	2,946	790

Net cash provided by (used in) financing activities	265,301	(1,904,932)	273,800

Effect of exchange rate changes on cash and cash equivalents	30,880	(8,706)	7,540

Change in cash and cash equivalents	(93,197)	33,488	50,168
Cash and cash equivalents, beginning of year	288,920	255,432	205,264

Cash and cash equivalents, end of year	$195,723	$288,920	$255,432

Supplemental cash flow information:
Income taxes paid, net	$(108,713)	$(119,474)	$(184,592)
Interest paid on senior notes	(40,394)	(43,113)	(43,125)

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(in thousands)
Net income	$477,662	$102,254	$487,141

Other comprehensive income (loss):
Net unrealized appreciation (depreciation) of investments, net of tax:
Net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken	(13,445)	—	—
Net unrealized holding gains (losses) on all other securities	635,091	(772,771)	(121,603)
Reclassification adjustment for losses (gains) included in net income	64,989	417,705	(34,018)
Deferred income tax (charge) benefit	(240,322)	124,273	54,467

	446,313	(230,793)	(101,154)

Net unrealized currency translation (loss) gain, net of tax:
Net unrealized currency translation (loss) gain	(72,852)	11,992	36,671
Deferred income tax benefit (charge)	25,499	(4,197)	(12,835)

	(47,353)	7,795	23,836

Other comprehensive income (loss)	398,960	(222,998)	(77,318)

Comprehensive income (loss)	$876,622	$(120,744)	$409,823

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

        Transatlantic Holdings, Inc. (the "Company", and collectively with its subsidiaries, "TRH") is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company® ("TRC"). TRC owns all of the common stock of Trans Re Zurich ("TRZ") and Putnam Reinsurance Company ("Putnam"). Prior to June 10, 2009 and as of December 31, 2008 and 2007, American International Group, Inc. ("AIG", and collectively with its subsidiaries, the "AIG Group") beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and American Home Assurance Company ("AHAC"), a wholly owned subsidiary of AIG, consummated the secondary public offering of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. According to the Form 13F filed on February 18, 2010 by AIG, as of December 31, 2009, the AIG Group had sole voting authority over 9.2 million shares of the Company's common stock, representing approximately 13.8% of the Company's outstanding shares as of December 31, 2009. (See Note 14 for additional discussion regarding AIG's beneficial ownership of the Company.)

        TRH, through its operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are other liability (including directors' and officers' liability ("D&O"), errors and omissions liability ("E&O") and general casualty), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health and surety and credit in the casualty lines, and fire, allied lines, auto physical damage and homeowners multiple peril lines in the property lines (which include property catastrophe risks). Casualty lines represented 71.3%, 69.8% and 71.0% of net premiums written in 2009, 2008 and 2007, respectively. The balance represented property lines.

2. Summary of Significant Accounting Policies

        (a) Basis of Presentation:    The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The Company consolidates subsidiaries in which it holds a controlling financial interest. Entities where the Company holds 20% to 50% of the voting rights and alternative investments in which TRH holds a 5% or greater interest or where it has more than a minor influence over the operations of the investee are accounted for under the equity method.

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All material intercompany accounts and transactions have been eliminated. Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2009 presentation.

        Subsequent events through the time of filing of this Form 10-K on February 24, 2010, were evaluated for potential recognition or disclosure in the financial statements.

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

        TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, other-than-temporary impairments ("OTTI") of investments,

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

premium revenues and deferred acquisition costs, as they require management's most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH's consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH's results of operations and financial condition would be affected, possibly materially.

        (c) Investments:    Fixed maturities are classified as held to maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. When TRH does not have the positive intent to hold fixed maturities to maturity, such fixed maturities are classified as available for sale and carried at fair value. Premiums and discounts arising from the purchase of fixed maturities are treated as yield adjustments over their estimated lives, until maturity or call date, if applicable. Common stocks and non-redeemable preferred stocks are carried at fair value. See Note 3 for TRH's methodology for determining the fair value of its investments.

        Other invested assets primarily include alternative investments in which TRH holds a 5% or greater interest or where TRH has more than a minor influence over operations of the investee and TRH's 40% interest in Kuwait Reinsurance Company (K.S.C.). Such investments are accounted for on the equity method. In applying the equity method of accounting, TRH consistently uses the most recently available financial information for each of these investments for the period ended one to three months prior to the end of TRH's reporting period. The financial statements of these investees are generally audited on an annual basis. The carrying value of such investments represents TRH's share of the net asset value of these entities. The changes in such net asset values for investments carried on the equity method, other than the portion related to TRH's share of the investees' changes in accumulated other comprehensive income (loss) ("AOCI"), are recorded in net investment income. In 2009, the fair value option was elected for one alternative investment and this instrument is carried at fair value and unrealized gains and losses on this instrument are reported in earnings through net investment income.

        Short-term investments are carried at cost or amortized cost, which approximates fair value, and principally include money market instruments, treasury bills and commercial paper.

        Through 2008, TRH participated in a securities lending program (the "Securities Lending Program") managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities available for sale) from its portfolio were loaned to third parties. Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was invested to earn a spread. The collateral was returned to the counterparties when the loaned securities were returned to TRH at a future date. In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program.

        Prior to the fourth quarter of 2008, the transfers of securities in exchange for collateral under the Securities Lending Program were accounted for as secured borrowings. Securities lending invested collateral was shown on the balance sheet at fair value. A liability was recorded in an amount equal to the collateral received, reflecting TRH's obligation to return the collateral when the loaned securities were returned. Income earned on invested collateral, net of interest payable to the collateral provider, was included in net investment income. As a result of conditions affecting the financial and credit markets, in the fourth quarter of 2008, counterparties were successful in negotiating significantly reduced collateral levels (i.e., collateral received as a percentage of the fair value of the security loaned). Due to the lower

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

collateral levels, during the fourth quarter of 2008, many of such loaned securities were accounted for as sales at the time of transfer and as purchases when the securities were subsequently returned.

        Unrealized gains and losses from fixed maturities available for sale, equities available for sale and other invested assets, are reported as a separate component of AOCI, net of deferred income taxes, in stockholders' equity. Investments in fixed maturities and equities are recorded on a trade date basis.

        Each quarter, TRH evaluates its investments for OTTI. See Note 4(g) for the criteria TRH uses to evaluate if an investment is a candidate for OTTI.

        In periods subsequent to the recognition of OTTI on fixed maturity securities, which are not credit related, TRH generally accretes the discount or amortizes the reduced premium resulting from the reduction in cost basis into income over the remaining life of the security.

        (d) Cash and Cash Equivalents:    Cash and cash equivalents, which are principally interest-bearing, generally include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less.

        (e) Deferred Acquisition Costs:    Acquisition costs, consisting primarily of net commissions incurred on business conducted through reinsurance contracts or certificates, are deferred, and then amortized over the period in which the related premiums are earned, generally one year. Anticipated losses and loss adjustment expenses ("LAE") and estimated remaining costs of servicing the contracts are considered in the evaluation of recoverability of acquisition costs to be deferred. Anticipated investment income is not considered in such evaluation.

        (f) Deferred Income Taxes:    Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. TRH assesses its ability to realize deferred tax assets considering all available evidence including earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available to legal entities when recognizing deferred tax assets. See Note 5 for further discussion of income taxes.

        (g) Unearned Premiums and Premium Revenues:    In recent years, premiums from treaty contracts have approximated 97% of net premiums written, while facultative contracts have approximated 3%. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. For excess-of-loss treaty contracts, premiums are generally recorded as written based on contract terms. Premiums are earned ratably over the term of the related coverages. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. These estimates are subject to change when actual data for such estimated items becomes available. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

        (h) Net Investment Income:    Net investment income consists primarily of:

  •
  Interest income from fixed maturities, as well as amortization and accretion of premiums and discounts on fixed maturities

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  •
  Dividend income and distributions from common and preferred stock and other investments when receivable

  •
  Earnings from investments accounted for under the equity method

  •
  Less expenses related to investments

        (i) Realized Net Capital Gains and Losses:    Realized capital gains and losses principally emanate from the following sources:

  •
  Sales and redemptions of fixed maturities, equities, securities lending invested collateral and alternative investments

  •
  Reductions to the cost basis of fixed maturities, equity securities, securities lending invested collateral and other invested assets (except for where the fair value option has been elected) for OTTI which are recognized through earnings

  •
  Exchange gains and losses resulting from foreign currency transactions

        (j) Losses and LAE:    Unpaid losses and LAE ("gross loss reserves") are principally based on reports and individual case estimates received from ceding companies. The incurred but not reported ("IBNR") portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently. Net losses and LAE incurred consists of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of prior period losses.

        The estimation of loss reserves is inherently difficult and subjective, especially in view of changing legal and economic environments which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

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

        Losses and loss adjustment expenses net of related reinsurance recoverable ("net loss reserves") include amounts for risks relating to environmental impairment and asbestos-related illnesses. The great majority of TRH's environmental and asbestos-related net loss reserves arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 2009 and

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

2008 for such claims, including IBNR reserves, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for environment impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things. Further, there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

        (k) Currency Translation:    Assets and liabilities related to investing activities and denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. All other assets and liabilities denominated in foreign currencies, which are principally related to underwriting activities, are translated using rates prior to period-end. The effect of changes in rates used compared to period-end rates are reviewed and any material differences are recorded. Income and expense accounts are translated at average exchange rates for the year. The resulting unrealized currency translation gain (loss) for functional currencies is recorded, net of tax, in AOCI, a component of stockholders' equity.

        Transaction gains and losses on assets and liabilities denominated in foreign currencies are recorded as a component of realized net capital (losses) gains during the period in which they occur.

        (l) Recent Accounting Standards:

  (1) Adoption of new accounting guidance on OTTI

          In April 2009, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on OTTI. This guidance amended prior OTTI guidance for fixed maturities to make it more operational and to improve presentation and disclosure of OTTI on fixed maturity and equity securities in the financial statements. This guidance also requires recognition of OTTI on a fixed maturity in an unrealized loss position if (a) an entity intends to sell the security; (b) it is more likely than not the entity will be required to sell the security prior to an anticipated recovery in fair value in order to meet a liquidity, regulatory or other business need; or (c) an entity determines it will not recover the entire amortized cost basis of the security. If an impaired fixed maturity security is designated for sale, or if it is more likely than not it will have to be sold, the total amount of the unrealized loss position is recognized in earnings as a realized capital loss.

          For all other impaired fixed maturities, this guidance requires entities to develop a best estimate of the present value of expected cash flows on a security by security basis. Entities must recognize OTTI equal to the difference between the present value of expected cash flows and the amortized cost basis of the security, if the results of the cash flow analysis indicate the entity will not recover the full amount of its amortized cost basis in the investment. This amount is the credit component of the OTTI and is recorded in earnings as a realized capital loss. The difference between the total unrealized loss position on the security and the OTTI amount recognized in earnings is non-credit related and is recorded in other comprehensive income (loss) ("OCI") as "net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken".

          TRH adopted this guidance effective April 1, 2009. Upon adoption, this guidance required entities to assess the credit versus non-credit components of previously recognized OTTI on fixed maturities still held, and for which the entity did not intend to sell or more likely than not would not be

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  required to sell prior to an anticipated recovery in fair value. The cumulative amount of non-credit related OTTI amounts on these securities, net of income tax effect, was recorded as an increase to retained earnings and an equal and offsetting reduction to AOCI as of April 1, 2009, with no net change to total stockholders' equity. TRH recorded a cumulative effect adjustment ("CEA") of $110.1 million, or $71.6 million, net of tax, related to its adoption of this guidance. The adoption of this guidance did not have a material effect on TRH's consolidated financial condition, results of operations, comprehensive income or cash flows.

  (2) Adoption of new accounting guidance on subsequent events

          In May 2009, the FASB issued new accounting guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In addition, an entity shall disclose the date through which subsequent events have been evaluated.

          TRH adopted this guidance in the second quarter of 2009, and has applied the guidance prospectively. The adoption of this guidance did not have a material effect on TRH's consolidated financial condition, results of operations or cash flows.

  (3) Adoption of new accounting guidance on the FASB Accounting Standards Codification (the "ASC")

          In June 2009, the FASB issued guidance establishing the ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards. TRH adopted this guidance in the third quarter of 2009. The adoption of this guidance did not have a material effect on TRH's consolidated financial condition, results of operations or cash flows.

  (4) Adoption of new accounting guidance on fair value measurements

          In September 2006, the FASB issued new accounting guidance on fair value measurement which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements but does not change existing guidance about whether an asset or liability is carried at fair value. This fair value measurement and related disclosure guidance does not apply to fair value measurements associated with share-based compensation awards.

          TRH adopted this guidance on January 1, 2008, its required effective date. In general, this guidance must be applied prospectively. At January 1, 2008, in accordance with this guidance, TRH made no adjustment to opening retained earnings. In addition, there were no significant changes to valuation methodologies applied as of December 31, 2008 compared to those used as of December 31, 2007.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

          In October 2008, the FASB issued additional guidance on determining the fair value of a security when the market for that security is inactive. TRH adopted this additional guidance in the third quarter of 2008 with no significant changes to valuation methods applied compared to those used prior to adoption.

          In April 2009, the FASB issued additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance in the second quarter of 2009 by TRH had no material effect on TRH's consolidated financial condition, results of operations or cash flows.

  (5) Adoption of new accounting guidance on the fair value option for financial assets and financial liabilities.

          In February 2007, the FASB issued new accounting guidance which permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in income. This guidance also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. This guidance was effective for TRH on January 1, 2008. The adoption of this guidance did not have a material effect on TRH's consolidated financial condition, results of operations or cash flows.

  (6) Adoption of new accounting guidance on the fair value measurement of and disclosures for investments in certain entities that calculate net asset value per share (FASB Accounting Standards Update ("ASU") 2009-12).

          In September 2009, the FASB issued new accounting guidance on the fair value measurement of and disclosures for investments in certain entities that calculate net asset value per share. This guidance permits entities to measure the fair value of an investment on the basis of the net asset value per share of the investment if (a) the investment does not have a readily determinable fair value; and (b) the net asset value of the investment is calculated in a manner consistent with the measurement principles of investment companies under GAAP. This guidance also requires disclosure by major category of investment about the attributes of investments within the scope of this guidance, including the nature of any restrictions to the entities ability to redeem its investment at the measurement date, any unfunded commitments and the investment strategy of the investee. TRH adopted this guidance in the fourth quarter of 2009 with its provisions applied prospectively. The adoption of this guidance was not material to TRH's consolidated financial condition, results of operations or cash flows.

  (7) Future Application of Accounting Standards

          (i)    In January 2010, the FASB issued new accounting guidance on disclosures about fair value measurements (ASU 2010-06). This guidance requires the amounts and reasons for significant transfers in and out of levels 1 and 2 to be discussed. In addition, a greater level of disaggregation of asset and liability classes will be required in fair value measurement disclosures. For fair value measurements that fall in either Level 2 or Level 3, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  nonrecurring fair value measurements. For TRH, these disclosures will be effective for interim and annual reporting periods beginning after December 15, 2009.

          For activity within level 3, this guidance requires that purchases, sales, issuances and settlements, be presented separately rather than as one net amount, as currently permitted. For TRH, these disclosures are effective for interim and annual periods beginning after December 15, 2010.

          The adoption of this guidance will not have a material effect on TRH's results of operations, financial position or cash flows.

          (ii)    In June 2009, the FASB issued new accounting guidance on the consolidation of variable interest entities (ASU 2009-17). This guidance makes significant changes to an enterprise's analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance adds an additional reconsideration event for determining whether an entity is a variable interest entity, requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires additional disclosures about an enterprise's involvement in variable interest entities. For TRH, this guidance will be effective for interim and annual reporting periods beginning after November 15, 2009 and shall be applied prospectively. TRH does not currently expect the implementation of this guidance to be material to TRH's consolidated financial condition, results of operations or cash flows.

          (iii)    In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets (ASU 2009-16). This guidance changes financial reporting for transfers of financial assets by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, comparability and consistency in accounting for transferred financial assets will be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Also, this guidance clarifies and improves certain prior accounting provisions that have resulted in inconsistencies in application.

          For TRH, this guidance will be effective for interim and annual reporting periods beginning after November 15, 2009 and shall be applied prospectively. TRH does not currently expect the implementation of this guidance to be material to TRH's consolidated financial condition, results of operations or cash flows.

3. Fair Value Measurements

  (a) Fair Value Measurements on a Recurring Basis

        TRH measures at fair value on a recurring basis financial instruments included principally in its available for sale securities portfolios and certain short-term investments. The fair value of a financial

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

instrument is the amount that would be received to sell an asset in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

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

  (1) Fixed Maturity and Equity Securities Available for Sale

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

          TRH estimates the fair value of fixed maturity securities not traded in active markets by referring to traded securities with similar attributes, using dealer quotations and matrix pricing methodologies, discounted cash flow analyses or internal valuation models. This methodology considers such factors as the issuer's industry, the security's rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity securities that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management's best estimate is used.

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

  (2) Certain Short-Term Investments

          Short-term investments are carried at amortized cost, which approximates fair value, and principally include money market instruments, treasury bills and commercial paper. These

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

  instruments are typically not traded in active markets; however, their fair values are based on market observable inputs.

  (b) Fair Value Measurements on a Non-Recurring Basis

        TRH also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets primarily include held-to-maturity fixed maturities, which are carried on the balance sheet at amortized cost, and equity method investments. When TRH determines that the carrying value of these assets may not be recoverable, TRH records the assets at fair value with the loss recognized in income as a realized capital loss. In such cases, TRH measures the fair value of these assets using the techniques discussed above for fixed maturity and equity securities.

  (c) Fair Value Hierarchy

        Assets recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

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

  •
  Level 2:    Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include most government and government agency securities, state, municipal and political subdivision obligations, investment-grade and high-yield corporate bonds, most nonredeemable preferred stocks available for sale, most residential mortgage-backed securities ("RMBS"), most commercial mortgage-backed securities ("CMBS"), certain other asset-backed securities, most short-term investments and cash equivalents.

  •
  Level 3:    Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. TRH's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, TRH considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets measured at fair value on a recurring basis and classified as Level 3 principally include certain RMBS, CMBS, other-asset backed securities and other invested assets.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

  (d) Assets Measured at Fair Value on a Recurring Basis

        In the second quarter of 2009, TRH adopted new accounting guidance which, among other things, requires additional disclosures for fixed maturity and equity securities by major security type. Prior period information is not required to be disaggregated in this Form 10-K and therefore, prior periods have not been reclassified.

        The following table presents information about assets measured at fair value on a recurring basis at December 31, 2009 and 2008 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2009
Assets(1):
Fixed maturities available for sale:
U.S. Government and government agencies	$—	$528.8	$—	$528.8
States, municipalities and political subdivisions	—	5,668.8	—	5,668.8
Foreign governments	—	552.1	1.4	553.5
Corporate	—	2,317.1	—	2,317.1
Asset-backed:
RMBS	—	239.9	18.6	258.5
CMBS	—	60.5	32.7	93.2
Other asset-backed	—	17.3	17.6	34.9

Total fixed maturities available for sale	—	9,384.5	70.3	9,454.8
Common stocks available for sale	481.5	—	—	481.5
Nonredeemable preferred stocks available for sale	—	17.6	7.5	25.1
Other invested assets	—	—	72.2	72.2
Short-term investments(2)	—	846.3	—	846.3

Total	$481.5	$10,248.4	$150.0	$10,879.9

As of December 31, 2008
Assets(1):
Fixed maturities available for sale	$19.1	$7,908.6	$85.4	$8,013.1
Common stocks available for sale	425.6	—	—	425.6
Nonredeemable preferred stocks available for sale	—	95.7	2.5	98.2
Other invested assets	0.1	—	33.2	33.3
Short-term investments(2)	1.5	89.2	—	90.7
Cash and cash equivalents(2)	—	51.2	—	51.2

Total	$446.3	$8,144.7	$121.1	$8,712.1

(1)
Represents only items measured at fair value.
(2)
Short-term investments and cash equivalents in Level 2 are carried at cost or amortized cost which approximates fair value.

        At December 31, 2009 and 2008, Level 3 assets totaled $150.0 million and $121.1 million, respectively, representing 1.4% and 1.4%, respectively, of total assets measured at fair value on a recurring basis.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

        The following tables present analyses of the changes during 2009 and 2008 in Level 3 assets measured at fair value on a recurring basis and the realized and unrealized gains (losses) recorded in income during 2009 and 2008 related to those assets that remained on the consolidated balance sheet at December 31, 2009 and 2008:

		Net realized/unrealized gains (losses) included in:
					Purchases, sales, issuances and settlements, net
	Balance beginning of year	Net investment income	Realized net capital gains (losses)(1)	AOCI		Transfer of investments	Transfers in (out) of Level 3	Balance, end of year
	(in millions)
2009
Fixed maturities available for sale:
States, municipalities and political subdivisions	$—	$—	$—	$0.1	$11.4	$—	$(11.5)	$—
Foreign governments	0.7	—	0.1	(0.1)	(0.7)	—	1.4	1.4
Asset-backed:
RMBS	35.1	3.2	(10.9)	10.8	(22.7)	—	3.1	18.6
CMBS	36.7	(0.3)	(14.5)	26.1	(33.3)	—	18.0	32.7
Other asset-backed	12.9	1.6	(2.8)	0.1	(3.5)	—	9.3	17.6
Nonredeemable preferred stocks available for sale	2.5	—	—	—	—	—	5.0	7.5
Other invested assets	33.2	14.9	—	(0.9)	25.0	—	—	72.2
Other assets	—	—	(5.3)	—	5.3	—	—	—

Total	$121.1	$19.4	$(33.4)	$36.1	$(18.5)	$—	$25.3	$150.0

(1)
There were $1.7 million of OTTI related to RMBS fixed maturities available for sale that was recorded in realized net capital losses in 2009 on instruments still held at December 31, 2009.

		Net realized/unrealized gains (losses) included in:
					Purchases, sales, issuances and settlements, net
	Balance beginning of year	Net investment income	Realized net capital gains (losses)(1)	AOCI		Transfer of investments	Transfers in (out) of Level 3	Balance, end of year
	(in millions)
2008
Fixed maturities available for sale	$0.5	$0.6	$(15.4)	$(6.1)	$(0.8)	$53.8	$52.8	$85.4
Nonredeemable preferred stocks available for sale	2.5	—	—	—	—	—	—	2.5
Other invested assets	18.3	1.1	—	0.5	22.8	—	(9.5)	33.2
Securities lending invested collateral	151.3	0.5	(11.5)	1.0	(3.0)	(53.8)	(84.5)	—
Other assets	—	—	(3.2)	—	3.2	—	—	—

Total	$172.6	$2.2	$(30.1)	$(4.6)	$22.2	$—	$(41.2)	$121.1

(1)
There were $52.8 million of OTTI related to fixed maturities available for sale that was recorded in realized net capital losses in 2008 on instruments still held at December 31, 2008.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

        Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at December 31, 2009 and 2008 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

        Net unrealized depreciation related to Level 3 investments approximated $23.9 million and $22.7 million at December 31, 2009 and 2008, respectively.

        (e) Assets Measured at Fair Value on a Non-Recurring Basis

        None of TRH's assets were written down to fair value on a non-recurring basis during 2009 and 2008.

4. Investments

        (a) Statutory Deposits

        Investments with carrying values of $606 million and $552 million at December 31, 2009 and 2008, respectively, were deposited with governmental authorities as required by law. The substantial majority of these deposits are fixed maturities and common stocks available for sale.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        (b) Gross Unrealized Gains and Losses

        The amortized cost and fair value of fixed maturities at December 31, 2009 and 2008 are summarized as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value	OTTI(1)
	(in millions)
2009
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,214,238	$59,959	$(2,800)	$1,271,397	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$528,290	$3,414	$(2,896)	$528,808	$—
States, municipalities and political subdivisions	5,513,019	189,987	(34,178)	5,668,828	—
Foreign governments	543,011	18,876	(8,346)	553,541	—
Corporate	2,228,438	120,554	(31,951)	2,317,041	(386)
Asset-backed:
RMBS	334,226	707	(76,488)	258,445	(107,107)
CMBS	99,436	6,836	(13,081)	93,191	—
Other asset-backed	35,514	1,006	(1,602)	34,918	—

Total	$9,281,934	$341,380	$(168,542)	$9,454,772	$(107,493)

2008
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,218,603	$30,069	$(38,240)	$1,210,432	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$40,783	$4,565	$(150)	$45,198	$—
States, municipalities and political subdivisions	5,354,696	57,452	(263,055)	5,149,093	—
Foreign governments	275,262	5,827	(491)	280,598	—
Corporate	2,089,766	78,946	(74,683)	2,094,029	—
Asset-backed	534,306	1,205	(91,358)	444,153	—

Total	$8,294,813	$147,995	$(429,737)	$8,013,071	$—

(1)
Represents the non-credit portion of OTTI, not adjusted for subsequent changes in unrealized gain or loss, taken on securities still held as of year-end (including the pre-tax CEA, see Note 2(l)), pursuant to accounting guidance adopted on April 1, 2009. See Note 2(l) for additional information.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        At December 31, 2009 and 2008, net unrealized appreciation (depreciation) of equities available for sale included gross gains of $67.8 million and $22.9 million, respectively, and gross losses of ($2.1) million and ($81.5) million, respectively.

        (c) Contractual Maturities of Fixed Maturities

        The amortized cost and fair value of fixed maturities at December 31, 2009 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities held to maturity:
Due after one year through five years	$26,404	$29,134
Due after five years through ten years	179,431	188,135
Due after ten years	1,008,403	1,054,128

Total	$1,214,238	$1,271,397

Fixed maturities available for sale:
Non-asset-backed:
Due in one year or less	$382,318	$396,340
Due after one year through five years	1,765,544	1,843,738
Due after five years through ten years	2,133,705	2,208,330
Due after ten years	4,531,192	4,619,810
Asset-backed(1)	469,175	386,554

Total	$9,281,934	$9,454,772

(1)
Asset-backed fixed maturities by their nature do not generally have single maturity dates.

        (d) Net Investment Income

        An analysis of net investment income follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Fixed maturities	$424,075	$427,620	$395,823
Equities	14,211	19,735	25,639
Other invested assets (including alternative investments)	20,898	(18,999)	37,755
Other	19,841	22,056	19,206

Total investment income	479,025	450,412	478,423
Investment expenses	(11,623)	(9,961)	(8,651)

Net investment income	$467,402	$440,451	$469,772

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        (e) Investment Gains and Losses:

        Realized net capital (losses) gains are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Realized net capital (losses) gains resulted from:
Total OTTI	$(96,527)	$(317,790)	$(27,137)
Less: OTTI recognized in OCI	13,445	—	—

OTTI charged to earnings	(83,082)	(317,790)	(27,137)
Sales and redemptions of securities	12,794	(99,914)	61,155
Net foreign currency transaction losses	(353)	(17,837)	(24,629)

Total	$(70,641)	$(435,541)	$9,389

Realized net capital (losses) gains by source:
Fixed maturities	$(41,813)	$(88,478)	$(1,399)
Equities available for sale	(23,204)	(220,261)	37,247
Securities lending invested collateral	—	(105,703)	(1,830)
Net foreign currency transaction losses	(353)	(17,837)	(24,629)
Other	(5,271)	(3,262)	—

Total	$(70,641)	$(435,541)	$9,389

        The change in net unrealized appreciation (depreciation) of investments is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Change in net unrealized appreciation (depreciation) of investments, before deferred income tax effect:
Fixed maturities carried at amortized cost	$65,330	$(38,247)	$(7,541)
Fixed maturities carried at fair value	564,687	(346,256)	(53,286)
CEA of adoption of new accounting guidance (see Note 2(l))	(110,107)	—	—
Equities available for sale carried at fair value	124,331	(47,120)	(63,576)
Other(1)	(2,383)	38,311	(38,759)

Total	$641,858	$(393,312)	$(163,162)

(1)
Includes net unrealized appreciation (depreciation) from securities lending invested collateral of $41.2 million and ($41.2) million in 2008 and 2007, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        Gross realized gains and gross realized losses on sales of TRH's available for sale securities and securities lending invested collateral were as follows:

	2009		2008		2007
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(in millions)
Fixed maturities	$47.3	$(49.4)	$101.4	$(62.3)	$4.4	$(5.4)
Equities	78.4	(58.3)	51.1	(176.6)	90.2	(28.3)
Securities lending invested collateral	—	—	—	(8.0)	0.1	(1.9)

        Equity securities sold at a loss in 2009, 2008 and 2007 were in a continuous unrealized loss position for 12 months or less and did not meet the conditions of TRH's accounting policy to be considered OTTI at any quarter-end prior to the time of sale. (See Note 4(g) for the criteria TRH uses to evaluate if an equity investment is considered OTTI.)

        In 2009, sales of fixed maturity available for sale securities, which produced pre-tax gross realized losses of $49.4 million, related primarily to corporate, municipalities and asset-backed securities.

        Gross realized losses on sales of fixed maturity available for sale securities were generally the result of (a) TRH's desire to manage the duration of the investment portfolio as part of its overall view of prudent management of an available for sale fixed maturity investment portfolio; (b) the disposition of certain securities that, based on TRH's judgment, were unlikely to provide on a relative basis as attractive a return as alternative securities entailing comparable risks; and (c) repositioning of the investment portfolio in light of the transition to a new investment manager in the third quarter of 2009.

        In 2009, securities in the equities available for sale portfolio were sold for a number of reasons, including the repositioning of TRH's equity portfolio with respect to the continuing changes in the investment and credit markets during 2009 and the desire over time to take advantage of tax-basis capital loss carry-backs to prior years that had capital gains. TRH's equity security investment strategy includes the intent to optimize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.

        In 2008, sales of fixed maturity available for sale securities, which produced pre-tax gross realized losses of $62 million, related primarily to corporate, municipalities, U.S. Government and U.S. Government agency securities.

        Of such amount, gross realized losses of $44 million (which is a component of the $16 million of realized net capital losses discussed in Note 4(h)) related to the "deemed sales" treatment accorded transfers of securities under the Securities Lending Program in the fourth quarter of 2008 as a result of significantly reduced collateral levels.

        In addition, sales generating approximately $18 million of gross realized losses resulted, in part, from TRH's desire to manage the duration of the investment portfolio as part of its overall view of prudent management of an available for sale fixed maturity investment portfolio, and were also driven by unprecedented financial and credit market turmoil where TRH determined, subsequent to prior reporting dates, that a sale of such investments was a preferred alternative to their retention as the market became highly volatile and uncertain.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        In 2008, securities in the equities available for sale portfolio were sold for a number of reasons, including the unprecedented market turmoil and severe changes in the investment and credit markets, short-term changes in investment philosophies prompted by the worsening credit markets and the desire over time to take advantage of tax-basis capital loss carry-backs to prior years that had capital gains. TRH's equity security investment strategy includes the intent to optimize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.

        As discussed in Note 4(g), the OTTI amounts on certain fixed maturities are separated into credit loss and non-credit loss components. The credit loss impairments are recognized in earnings as realized capital losses, while the non-credit loss impairments are recorded in OCI. The following table sets forth the amount of credit loss impairments on fixed maturities held by TRH as of December 31, 2009, for which a portion of the OTTI amount was recorded in OCI.

2009
(in millions)
Beginning balance (April 1, 2009)	$21.4
New securities subject to credit impairment losses	11.8
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(28.7)

Ending balance	$4.5

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        (f) Aging of Gross Unrealized Losses

        As of December 31, 2009 and 2008, the aging of the gross unrealized losses with respect to all fixed maturities and equities, grouped by months in a continuous unrealized loss position, was as follows:

	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
2009
Fixed maturities
U.S. Government and government agencies	$298	$(3)	$—	$—	$298	$(3)
States, municipalities and political subdivisions	470	(7)	451	(30)	921	(37)
Foreign governments	227	(5)	16	(3)	243	(8)
Corporate	593	(9)	244	(23)	837	(32)
Asset-backed:
RMBS	75	(52)	101	(24)	176	(76)
CMBS	1	*	45	(13)	46	(13)
Other asset-backed	3	*	13	(2)	16	(2)

Total fixed maturities	1,667	(76)	870	(95)	2,537	(171)
Equities available for sale	81	(2)	—	—	81	(2)

Total	$1,748	$(78)	$870	$(95)	$2,618	$(173)

2008
Fixed maturities
U.S. Government and government agencies	$10	$	*	$—	$—	$10	$	*
States, municipalities and political subdivisions	3,055		(173)	624	(128)	3,679		(301)
Foreign governments	15		(1)	—	—	15		(1)
Corporate	657		(51)	155	(24)	812		(75)
Asset-backed	129		(33)	216	(58)	345		(91)

Total fixed maturities	3,866		(258)	995	(210)	4,861		(468)
Equities available for sale	269		(81)	1	(1)	270		(82)

Total	$4,135		$(339)	$996	$(211)	$5,131		$(550)

*
Rounds to less than 1 million.

        At December 31, 2009, the carrying value of TRH's fixed maturity and equity securities aggregated $11.18 billion with aggregate pre-tax gross unrealized losses of $173 million. Additional information about these securities is as follows:

  •
  Securities with gross unrealized losses were valued, in the aggregate, at approximately 93.8% of their current cost or amortized cost.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

  •
  Approximately 95.4% of these securities had unrealized losses of less than or equal to 20% of their current cost or amortized cost.

  •
  Approximately 1.4% of the fixed maturity securities had issuer credit ratings which were below investment grade or not rated.

        At December 31, 2009, TRH held 351 and 102 individual fixed maturity and equity investments, respectively, that were in an unrealized loss position, of which, 129 individual fixed maturity investments were in a continuous unrealized loss position for 12 months or more.

        As of December 31, 2009 and 2008, no single issuer accounted for more than 10% and 5%, respectively, of the aggregate gross unrealized losses.

        At December 31, 2009 and 2008, the gross unrealized losses for all fixed maturities and equities available for sale included the following concentrations:

2009

Concentration	Gross Unrealized Losses
(in millions)
RMBS	$76
States, municipalities and political subdivisions	37
Banking and financial institutions	30
CMBS	13
Foreign governments	8
Other	9

Total	$173

2008

Concentration	Gross Unrealized Losses
(in millions)
States, municipalities and political subdivisions	$301
Banking and financial institutions	91
RMBS	71
Energy	15
CMBS	14
Technology	12
Other	46

Total	$550

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        The fair value of fixed maturities in an unrealized loss position at December 31, 2009 and 2008, by contractual maturity, is shown below:

	2009	2008
	(in millions)
Non-asset-backed:
Due in one year or less	$116	$74
Due after one year through five years	536	409
Due after five years through ten years	515	554
Due after ten years	1,132	3,479
Asset-backed(1)	238	345

Total	$2,537	$4,861

(1)
Asset-backed fixed maturities by their nature do not generally have single maturity dates.

        (g) Evaluating Investments for OTTI

        Each quarter, TRH evaluates its investments for OTTI such that a security is considered a candidate for OTTI if it meets any of the following criteria:

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

        The determination that a security has incurred OTTI requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in credit markets in recent years, in which TRH could not reasonably assert that the impairment period would be temporary (severity losses). The analysis of any individual security for OTTI is performed based on its functional currency. Additional criteria considered includes a security's business prospects, the investment's credit ratings and whether there have been any recent downgrades, whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the term of the investment, market values, issuer specific financial information and available information from asset managers and rating agencies for individual securities.

        OTTI on all investments other than fixed maturities are recognized through earnings as a realized capital loss. OTTI on fixed maturities prior to the second quarter of 2009 were recognized through earnings as a realized capital loss. Effective in the second quarter of 2009, at each balance sheet date,

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

TRH recognizes an OTTI on a fixed maturity in an unrealized loss position if (a) TRH intends to sell the security; (b) it is more likely than not TRH will be required to sell the security prior to an anticipated recovery in fair value, in order to meet a liquidity, regulatory or other business need; or (c) TRH determines it will not recover the entire amortized cost basis of the security.

        If TRH intends to sell an impaired fixed maturity, or if it is more likely than not it will have to be sold, the total amount of the unrealized loss position is recognized in earnings as a realized capital loss. On a quarterly basis, TRH develops for fixed maturities, a best estimate of the present value of expected cash flows on a security by security basis. TRH recognizes OTTI equal to the difference between the present value of expected cash flows and the amortized cost basis of the security, if the results of the cash flow analysis indicate TRH will not recover the full amount of its amortized cost basis in the investment. This amount is the credit component of the OTTI and is recorded in earnings as a realized capital loss. The difference between the total unrealized loss position on the security and the OTTI amount recognized in earnings is non-credit related and is recorded in OCI as "net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken".

        If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the security to recovery no longer existed.

        TRH evaluated the significant categories of fixed maturity investments in an unrealized loss position for OTTI. For state, municipality and political subdivision securities, TRH takes into account the taxing power of the issuer, source of revenue, credit risk and credit enhancements and pre-refunding. For asset-backed securities, TRH discounted its best estimate of future cash flows at an effective rate equal to the original effective yield of the security. Those models included TRH's assumptions about prepayment speeds, default and delinquency rates, and underlying collateral (if any), as well as credit ratings, credit enhancements and other observable market data. For corporate fixed maturities, TRH reviewed business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.

        Fixed maturities in an unrealized loss position principally consist of highly-rated corporate, state, municipality or political subdivision and asset-backed fixed maturities. While 2009 saw significant improvement in each of these sectors, the fixed maturities most impacted by the market events of 2008 remained in an unrealized loss position. TRH did not consider the unrealized losses on these impaired fixed maturities to be credit related. In making these determinations, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH's history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs. TRH does not intend to sell these securities, and will not likely be required to sell these securities before an anticipated recovery in fair value. Other considerations included the length of time and extent to which the security has been in an unrealized loss position, observable adverse conditions specifically related to the issuer or industry sector of the security, conditions in the country of issuance or primary market for the security, historical and implied volatility of the security's fair value, defaults on principal or interest payments, and recoveries or further declines in fair value subsequent to the balance sheet date.

        At December 31, 2009, the pre-tax gross unrealized loss for all equities was $2 million, of which none were in an unrealized loss position over 12 months. As these equities did not meet TRH's criteria for OTTI

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

of equity securities and TRH has the intent and ability to hold these securities to recovery, TRH determined that there was no OTTI on these securities.

        (h) Securities Lending Program

        Through 2008, TRH participated in the Securities Lending Program managed by a subsidiary of AIG, whereby certain securities (principally fixed maturities available for sale) from its portfolio were loaned to third parties. Under such program, TRH loaned securities to counterparties and received collateral, generally cash, which was invested to earn a spread. The collateral received was invested in separate portfolios containing floating rate bonds (i.e., fixed maturities), including asset-backed securities, and interest-bearing cash equivalents. These portfolios were maintained in segregated accounts for TRH by the program manager. The collateral was returned to the counterparties when the loaned securities were returned to TRH at a future date. In the fourth quarter of 2008, TRH terminated its participation in the Securities Lending Program.

        Prior to the fourth quarter of 2008, the transfers of securities in exchange for collateral under the Securities Lending Program were accounted for as secured borrowings. Securities lending invested collateral was shown on the balance sheet at fair value. A liability was recorded in an amount equal to the collateral received, reflecting TRH's obligation to return the collateral when the loaned securities were returned. Income earned on invested collateral, net of interest payable to the collateral provider, was included in net investment income. As a result of conditions affecting the financial and credit markets, in the fourth quarter of 2008, counterparties were successful in negotiating significantly reduced collateral levels (i.e., collateral received as a percentage of the fair value of the security loaned). Due to the lower collateral levels, during the fourth quarter of 2008, many of such loaned securities were accounted for as sales at the time of transfer and as purchases when the securities were subsequently returned. The sale and return of such securities resulted in realized net capital losses of $16 million in 2008.

        In 2008, TRH repaid certain securities lending payables using cash from sources other than the sale of securities lending invested collateral. In that regard, fixed maturities were transferred from the securities lending invested collateral portfolio to the fixed maturities available for sale portfolio. Such transferred securities included CMBS, RMBS and other asset-backed securities.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes (Benefits) (Continued)

        The U.S. federal income tax rate was 35% for 2009, 2008 and 2007. Actual tax expense (benefit) on income before income taxes differs from the "expected" amount computed by applying the U.S. federal income tax rate because of the following:

	Years Ended December 31,
	2009		2008		2007
	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes
	(dollars in thousands)
"Expected" tax expense	$208,612	35.0%	$1,128	35.0%	$208,513	35.0%
Adjustments:
Tax-exempt interest	(90,928)	(15.2)	(89,359)	(2,772.8)	(82,866)	(13.9)
Dividends received deduction	(2,022)	(0.3)	(4,867)	(151.0)	(5,011)	(0.8)
Recognition of previously uncertain tax benefit	—	—	—	—	(5,300)	(0.9)
Interest on net tax refunds	(1,073)	(0.2)	(3,656)	(113.4)	(4,279)	(0.7)
Other	3,782	0.6	(2,277)	(70.8)	(2,446)	(0.5)

Actual tax expense (benefit)	$118,371	19.9%	$(99,031)	(3,073.0)%	$108,611	18.2%

Foreign and domestic components of actual tax expense (benefit):
Foreign	$29,273		$73,814		$117,172
Domestic:
Current	67,498		(28,537)		65,440
Deferred	21,600		(144,308)		(74,001)

	$118,371		$(99,031)		$108,611

        Income (loss) before income taxes from Domestic operations was $327.1 million, ($263.9) million and $268.1 million in 2009, 2008 and 2007, respectively. Income before income taxes from foreign operations was $269.0 million, $267.1 million and $327.6 million in 2009, 2008 and 2007, respectively.

        The domestic current tax expense for 2009 includes a tax capital loss of $209.2 million. Of that amount, $21.3 million can be carried back to prior years and the remainder can be carried forward five years to offset future capital gains. The domestic deferred tax expense for 2009 is net of $56.7 million resulting from minimum tax credit carryforwards. By law, minimum tax credits may be carried forward indefinitely. The domestic current tax benefit for 2008 includes the tax benefit on $100.3 million of tax capital loss carrybacks to prior years. The actual capital loss included in the 2008 U.S. consolidated tax return was $114.0 million. The 2009 tax expense includes an adjustment to align the amounts reflected in the 2008 tax expense with the amounts included in the 2008 income tax return. In addition, the 2008 deferred tax benefit includes the reversal of a previously recorded minimum tax credit carryforward in the

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes (Benefits) (Continued)

amount of $15.0 million. The domestic deferred tax benefit for 2007 includes $32.9 million resulting from a minimum tax credit carryforward.

        The components of the net deferred income tax asset at December 31, 2009 and 2008 were as follows:

	2009	2008
	(in thousands)
Deferred income tax assets:
Unpaid losses and LAE, net of related reinsurance recoverable	$329,753	$327,154
Unearned premiums, net of prepaid reinsurance premiums	78,005	79,537
Cumulative translation adjustment	49,655	25,517
Benefit from amended tax returns	8,204	8,204
Minimum tax credit carryforward	102,025	45,334
OTTI write-downs for investments held	31,388	123,382
Foreign tax credit carryforward	10,461	61,233
Net unrealized depreciation of investments	—	114,671
Other	48,852	30,926

Total deferred income tax assets	658,343	815,958

Deferred income tax liabilities:
Deferred acquisition costs	84,921	89,263
Net unrealized appreciation of investments	87,190	—
Other	31,749	34,350

Total deferred income tax liabilities	203,860	123,613

Net deferred income tax asset	$454,483	$692,345

        No valuation allowance has been recorded as TRH has concluded that it is more likely than not that TRH will fully realize the deferred tax assets. The most significant deferred tax assets arise from the discounting of loss reserves, minimum tax credit carryforwards and realized and unrealized losses on investments. TRH's strong history of operating earnings supports its conclusion that it has the ability to realize the full benefits associated with all deferred tax assets, particularly the assets associated with the discounting of loss reserves and minimum tax credits, which may be carried forward indefinitely. In addition to TRH's strong history of operating earnings, TRH also has a strong history of generating capital gains to offset capital losses. During 2007 and 2006, TRH generated $135 million of capital gains on a tax basis that are available for carryback of losses generated in 2008 and 2009. TRH also notes that while the OTTI write-downs on its fixed maturity securities are reflected as realized losses for GAAP purposes, the securities continue to be held in its available for sale portfolio and, as such, the carryforward period for capital losses on a tax basis has not begun to run. Finally, TRH's strong history of positive operating cash flow, having generated $3.07 billion over the last three years, supports the conclusion that TRH has the ability to hold until maturity, or until the values recover, those fixed income securities that have been written down, as well as those securities that are in an unrealized loss position.

        At January 1, 2007, the total amount of TRH's liability for unrecognized tax benefit, excluding interest and penalties, was $5.3 million. In 2007, TRH recognized this previously uncertain tax benefit. As a result, income tax expense for 2007 was reduced by $5.3 million. At December 31, 2009 and 2008, TRH has no liability for unrecognized tax benefits. TRH does not presently anticipate any material change in unrecognized tax benefits during the next twelve months.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes (Benefits) (Continued)

        There were no unrecognized tax positions in 2009 or 2008. The table below reconciles the total amounts of unrecognized tax positions, including interest and penalties, if any, from the beginning of 2007 to the end of 2007:

	Total Unrecognized Tax Positions Beginning of Year	Tax Additions/ Increases of prior years	Tax Reductions/ (Decreases) of prior years	Expiration of Statute	Settlements	Total Unrecognized Tax Positions End of Year
	(in thousands)
2007
Current Period Positions	$—	$—	$—	$—	$—	$—
Prior Period Positions	5,300	—	(5,300)	—	—	—

Total Positions	$5,300	$—	$(5,300)	$—	$—	$—

        Interest and penalties relating to unrecognized tax benefits/expenses are recognized in income tax expense, when applicable. As of December 31, 2009 and 2008, there was $10.2 million and $9.1 million, respectively, of net interest receivable on income taxes. There was no liability for interest or penalties accrued as of December 31, 2009. Current income tax expense was reduced by $1.1 million, $3.7 million and $4.3 million of interest on net tax refunds in 2009, 2008 and 2007, respectively.

        The following table lists the tax years that remain subject to examination by major tax jurisdiction as of December 31, 2009:

Major Tax Jurisdiction	Open Tax Years
Canada	2004 - 2008
France	2007 - 2008
Japan	2007 - 2008
Switzerland	2007 - 2008
United Kingdom	2005 - 2008
United States	2004 - 2008

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Liability for Gross Loss Reserves

        The activity in gross loss reserves is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
At beginning of year:
Gross loss reserves	$8,124,482	$7,926,261	$7,467,949
Less reinsurance recoverable	775,404	1,026,545	1,260,729

Net loss reserves	7,349,078	6,899,716	6,207,220

Net losses and LAE incurred in respect of losses occurring in:
Current year	2,718,119	2,907,711	2,549,653
Prior years	(38,948)	(484)	88,380

Total	2,679,171	2,907,227	2,638,033

Net losses and LAE paid in respect of losses occurring in:
Current year	620,517	565,613	508,511
Prior years	1,800,491	1,550,437	1,593,614

Total	2,421,008	2,116,050	2,102,125

Foreign exchange effect	264,584	(341,815)	156,588

At end of year:
Net loss reserves	7,871,825	7,349,078	6,899,716
Plus reinsurance recoverable	737,280	775,404	1,026,545

Gross loss reserves	$8,609,105	$8,124,482	$7,926,261

        There were no significant net catastrophe losses for events occurring in 2009. In addition, in 2009, TRH decreased its estimates of the ultimate amounts of net losses occurring in 2008 and prior years by $38.9 million. This net favorable development was comprised of net favorable development of $219.1 million for losses occurring in 2002 to 2008, offset by net adverse development of $180.2 million relating to losses occurring in 2001 and prior.

        Significant net favorable development was recorded for losses occurring in the fire ($104.1 million) and allied lines ($42.4 million) lines, each arising principally from losses occurring in 2007 to 2008, and the surety and credit line ($25.3 million), arising principally from losses occurring in 2004 to 2008. The line of business with the most significant net adverse development recorded in 2009 was the other liability line ($120.4 million), arising principally from losses occurring in 2001 and prior, partially offset by favorable development from losses occurring between 2004 and 2006. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, significant net adverse development was recorded in 2009 for losses occurring in the fidelity ($30.0 million) line, arising principally from losses occurring in 2007 to 2008.

        The favorable development in 2004 through 2008 results generally from favorable loss trends. The net adverse development arising from losses occurring in 2001 and prior, generally relates to various excess casualty lines such as general liability and excess umbrella liability which were impacted by late reported high layer excess claims. Ceding companies and their reinsurers continue to experience

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Liability for Gross Loss Reserves (Continued)

increased loss costs relative to expectations as loss emergence patterns continue to lengthen as regards the soft market years of 1997 through 2001.

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

        The favorable development in 2004 through 2007 results generally from favorable loss trends. The net adverse development arising from losses occurring in years 1998 through 2001, which represent the great majority of the 2002 and prior development, generally relates to the fact that for many classes within these years, ceding companies continue to experience increased loss costs relative to expectations, coupled with an unexpected lengthening of the loss emergence patterns. Generally, loss activity was greater than expected from losses occurring in the D&O and E&O classes, although to a lesser extent than in previous calendar year periods. Also, classes such as medical malpractice and excess umbrella were impacted by late reported high layer excess claims to a greater extent than expected. Contributing to this increase, is the fact that many policies during this period covered underlying contracts that extended over multiple years, which contributed to recent reported loss activity exceeding previous expectations. This has led to an increase in both the frequency and severity of claims entering the reinsured excess-of-loss coverage layers at later points in time than had previously been experienced.

        2007 includes net catastrophe losses incurred of $64.5 million, principally relating to European Windstorm Kyrill and floods in the U.K. In addition, in 2007, TRH determined that its estimates of the ultimate amounts of net losses occurring in 2006 and prior years needed to be increased as a result of greater than expected loss activity in 2007. As a result of that determination, TRH increased net losses and LAE incurred by $88.4 million, representing significant net adverse development in 2007 of losses occurring in all prior years. This net adverse development was comprised of $368.9 million relating to losses occurring in 2002 and prior, partially offset by net favorable development of $280.5 million, principally relating to losses occurring in 2006 and, to a lesser extent, 2005 and 2004. The line of business

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Liability for Gross Loss Reserves (Continued)

with the most significant net adverse development recorded in 2007 was the other liability line ($221 million), arising principally from losses occurring in 1998 to 2002 for reasons similar to those discussed earlier for the other liability line development in 2008. In addition, significant net adverse development was recorded in 2007 in the medical malpractice line ($38 million), arising principally from losses occurring between 1998 and 2002. These increases to incurred losses were offset in part by net favorable development occurring most significantly in the fire line ($84 million), arising principally from losses occurring in 2006, and in the allied lines ($43 million) and homeowners multiple peril ($34 million) lines, each arising principally from losses occurring between 2004 and 2006.

        Net development on losses occurring in prior years, for all periods discussed above, includes amounts relating to catastrophe events. See Note 10 for such amounts.

7. Senior Notes

        In December 2005, the Company completed a public offering of $750 million aggregate principal amount of its 5.75% senior notes due on December 14, 2015 (the "2015 Notes"). Of the $750 million principal amount of the 2015 Notes offered, $450 million principal amount was purchased by certain subsidiaries of AIG. In 2009 and 2008, TRH repurchased portions of the 2015 Notes from non-related parties as detailed below:

	2009	2008	2007
	(in millions)
Principal amount repurchased	$30	$25	$—
Repurchase price	20	15	—
Gain on early extinguishment of debt	10	10	—

        In November 2009, the Company completed a public offering of $350 million aggregate principal amount of its 8.00% senior notes due on November 30, 2039 (the "2039 Notes" and together with the 2015 Notes, the "Senior Notes"). The net proceeds from the offering will be used for general corporate purposes which, depending on market conditions, may include repurchases of the Company's common stock and the 2015 Notes.

        The balance sheet carrying value, unamortized original issue discount, outstanding principal amount and fair value of the Senior Notes are presented below. The unamortized original issue discount is being amortized over the term of the notes on the effective interest rate method. The fair values are based on quoted market prices.

	As of December 31, 2009		As of December 31, 2008
	2015 Notes	2039 Notes	2015 Notes	2039 Notes
	(in millions)
Balance sheet carrying amount	$692.8	$340.3	$722.2	$—
Unamortized original issue discount	2.2	9.7	2.8	—
Outstanding principal amount	695.0	350.0	725.0	—
Fair value	712.5	359.3	469.4	—

        Interest expense incurred and paid in connection with the Senior Notes was as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Interest expense incurred	$43,454	$43,359	$43,421
Interest paid	40,394	43,113	43,125

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Common Stock

        Common stock activity for each of the three years in the period ended December 31, 2009 was as follows:

	2009	2008	2007
Shares outstanding, beginning of year	66,364,358	66,233,570	66,037,708
Issued under stock compensation plans	77,863	130,788	195,862
Acquisition of treasury stock	(59,600)	—	—

Shares outstanding, end of year	66,382,621	66,364,358	66,233,570

9. Net Income Per Common Share

        Net income per common share has been computed in the following table based upon weighted average common shares outstanding.

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Net income (numerator)	$477,662	$102,254	$487,141

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	67,374	67,259	67,113
Less: Average shares in treasury	(993)	(989)	(989)

Average outstanding shares—basic (denominator)	66,381	66,270	66,124
Average potential shares from stock compensation(1)	421	452	530

Average outstanding shares—diluted (denominator)	66,802	66,722	66,654

Net income per common share:
Basic	$7.20	$1.54	$7.37
Diluted	7.15	1.53	7.31

(1)
2009 excludes the effect of 2.2 million anti-dilutive shares (from a total of 3.2 million potential shares). 2008 excludes the effect of 1.3 million anti-dilutive shares (from a total of 3.1 million potential shares). 2007 excludes the effect of 0.6 million anti-dilutive shares (from a total of 3.0 million potential shares).

10. Impact of Catastrophe Costs

        Net catastrophe costs represent TRH's best estimates, including net changes from prior estimates, of the aggregate ultimate costs to be incurred relating to significant catastrophe events based upon information available at the time the estimate was made. These catastrophe cost estimates reflect significant judgment relating to many factors, including the ultimate resolution of certain legal and other issues.

        Gross and ceded reinstatement premiums serve to increase or decrease, respectively, net premiums written and earned by such amounts in their respective periods. Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period.

        There were no significant net catastrophe costs for events occurring during 2009. Net catastrophe costs in 2008 principally related to Hurricane Ike. Net catastrophe costs in 2007 principally related to

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Impact of Catastrophe Costs (Continued)

European Windstorm Kyrill and floods in the U.K. Net catastrophe costs also include estimated changes in net catastrophe costs incurred relating to events occurring in prior years.

        Summaries of the components of pre-tax net catastrophe costs for 2009, 2008 and 2007 are presented below:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Net losses and LAE incurred from catastrophe events occurring in:
Current year	$—	$190.8	$53.3
Prior years	(8.0)	(10.4)	11.2

Total net losses and LAE incurred from catastrophe events	(8.0)	180.4	64.5
Net ceded (assumed) reinstatement premiums	2.4	(10.7)	(9.3)

Net catastrophe costs	$(5.6)	$169.7	$55.2

Losses and LAE incurred from catastrophe events:
Gross	$(0.9)	$187.0	$68.2
Ceded	(7.1)	(6.6)	(3.7)

Net	(8.0)	180.4	64.5

Reinstatement premiums:
Gross	3.1	(11.4)	(9.6)
Ceded	(0.7)	0.7	0.3

Net	2.4	(10.7)	(9.3)

Net catastrophe costs	$(5.6)	$169.7	$55.2

        A summary of pre-tax net catastrophe costs by segment for 2009, 2008 and 2007 is presented below:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Domestic	$0.8	$147.4	$8.0

International:
Europe	(5.8)	22.1	47.4
Other	(0.6)	0.2	(0.2)

Total international	(6.4)	22.3	47.2

Total	$(5.6)	$169.7	$55.2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Accumulated Other Comprehensive Income (Loss)

        The components of AOCI and changes in such amounts between years are as follows:

	Net Unrealized Appreciation (Depreciation) of Investments without Non- credit OTTI, Net of Tax	Net Unrealized Appreciation (Depreciation) of Investments with Non-credit OTTI, Net of Tax	Net Unrealized Currency Translation Loss, Net of Tax	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2006	$119,118	$—	$(76,492)	$42,626
Change during the year	(101,154)	—	23,836	(77,318)

Balance, December 31, 2007	17,964	—	(52,656)	(34,692)
Change during the year	(230,793)	—	7,795	(222,998)

Balance, December 31, 2008	(212,829)	—	(44,861)	(257,690)
CEA, net of tax (see Note 2(l))	—	(71,569)	—	(71,569)
Change during the year	419,505	26,808	(47,353)	398,960

Balance, December 31, 2009	$206,676	$(44,761)	$(92,214)	$69,701

12. Pension, Other Postretirement Benefits and Incentive Savings Plans

        Through various dates in 2009, TRH's employees continued to participate in certain benefit plans sponsored by the AIG Group, including noncontributory defined benefit ("DB") pension plans, defined contribution ("DC") pension plans and other postretirement benefit plans. A substantial majority of TRH's employees were eligible to participate in these plans. Certain of the pension plans were multiemployer plans in that they do not separately identify plan benefits and plan assets attributable to participating companies. For such plans, only contributions paid or accrued were charged to expense.

        After December 31, 2009, TRH employees no longer participate in any benefit plans sponsored or administered by the AIG Group. TRH employees now participate in DB pension, DC pension and other post retirement benefit plans sponsored and maintained by TRH. In general, vested and unvested benefits accrued through the end of 2009 by TRH employees participating in AIG sponsored plans have been assumed by a new corresponding TRH pension plan, and in the case of the U.S. DB pension plans, benefits have been frozen as of December 31, 2009. In 2010, an AIG DB pension plan will transfer funds related to TRH employees' prior participation in such plan into a new frozen DB pension plan sponsored by TRH. For the period beginning in 2010, TRH has established new DC pension plans to replace the AIG DB pension plans. These plans are not material to results of operations, financial condition or cash flows.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension, Other Postretirement Benefits and Incentive Savings Plans (Continued)

        The charges made to operations for benefit plans administered by the AIG Group for 2009, 2008 and 2007 were $7.0 million, $6.4 million and $4.4 million, respectively.

        In 2009, 2008 and 2007, a portion of TRH's employees participate in plans maintained by TRH. Charges to operations for these plans are not material.

13. Stock-Based Compensation Plans

        In 2009, the Company's Board of Directors (the "Board") adopted, and the stockholders approved, the Transatlantic Holdings, Inc. 2009 Long Term Equity Incentive Plan (the "2009 Plan"). The 2009 Plan permits the granting of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, performance awards and share awards. The maximum number of shares available for grant under the 2009 Plan is 2,600,000 shares, of which no more than 1,000,000 may be issued in the form of incentive stock options. In addition, the maximum number of options, SARs, performance-based restricted stock units ("Performance RSUs") and performance share units granted to an individual in any three year calendar period may not exceed 1,000,000 and the maximum dollar amount of cash or the fair market value of shares that any individual may receive in any calendar year in respect to performance units may not exceed $5 million. As of December 31, 2009, there were 1,773,410 shares of common stock available for issuance (no more than 1,000,000 of which may be incentive stock options) in connection with future grants of awards under the 2009 Plan. Shares available for future issuance assume participants will earn the maximum number of Performance RSUs until the actual amounts are determined, at which time, such shares available amount will be adjusted accordingly.

        TRH also maintains the Transatlantic Holdings Inc. Partners Plan (the "Partners Plan") and the Transatlantic Holdings, Inc. Senior Partners Plan (the "Senior Partners Plan"). Performance RSUs awarded under the Partner Plan and the Senior Partner Plan were granted from the 2009 Plan or, prior to 2009, from the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan, as amended, (the "2003 Plan").

        The 2009 Plan replaced the Transatlantic Holdings, Inc. 2000 Stock Option Plan, as amended, (the "2000 Plan") and the 2003 Plan. No further awards can be granted under the 2000 Plan or the 2003 Plan.

        In 2008, the Board adopted, and the stockholders approved, the Transatlantic Holdings, Inc. 2008 Non-Employee Directors' Stock Plan (the "Non-Employee Directors' Plan"). The Non-Employee Directors' Plan provides that equity-based or equity-related awards can be granted to non-employee directors as determined by the Compensation Committee of the Board (the "Compensation Committee"). The maximum number of shares available for grant under the Non-Employee Directors' Plan is 100,000. As of December 31, 2009, there were 66,000 shares of common stock available for issuance in connection with future grants of awards under the Non-Employee Directors' Plan.

        At December 31, 2009, TRH had awards outstanding from five stock-based compensation plans, (a) the 2009 Plan; (b) the 2000 Plan; (c) the 2003 Plan; (d) the Non-Employee Directors' Plan; and (e) the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended (the "Stock Purchase Plan").

        Expenses relating to stock-based compensation arrangements totaled $13.2 million, $18.7 million and $14.8 million in 2009, 2008 and 2007, respectively. Income tax benefits recognized related to stock-based compensation arrangements totaled $4.5 million, $6.4 million and $4.9 million in 2009, 2008 and 2007, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans (Continued)

        Net cash received (paid) from exercises of stock-based compensation was $1.6 million, ($0.9) million and $6.0 million during 2009, 2008 and 2007, respectively. The net cash paid from exercises of stock-based compensation in 2008 is due to the payment of the employee portion of withholding taxes to governmental tax authorities on vested restricted stock units. TRH has not paid out any cash to settle share-based payment awards in 2009, 2008 or 2007. Cash savings resulting from excess tax benefits totaled $0.2 million, $1.8 million and $1.1 million in 2009, 2008 and 2007, respectively.

        Income tax benefits realized by TRH on stock-based compensation exercises totaled $0.8 million, $2.5 million and $2.7 million in 2009, 2008 and 2007, respectively.

        Historically, TRH has settled stock-based compensation exercises through the issuance of new shares.

        The impact on the financial statements of the Stock Purchase Plan was not material to TRH in 2009, 2008 and 2007. A discussion of the more significant stock-based compensation awards follows.

  (a) Stock Options

        Options to purchase the Company's common stock ("TRH shares") were granted to certain key employees and non-employee directors at prices not less than the New York Stock Exchange ("NYSE") closing price on the date of grant under the 2000 Plan. In general, 25% of the options become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant.

        No options were granted in 2009. 197,500 and 210,000 options were granted in 2008 and 2007, respectively. The fair value of each option grant is estimated on the date of grant using a binomial option pricing model. The following table presents the weighted average grant date fair value and the weighted average assumptions which were used in the calculation for options granted in 2008 and 2007:

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans (Continued)

        A summary of the status of options granted as of December 31, 2009 and the changes since January 1, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2009	2,392,798	$60.60
Granted	—	—
Exercised	(133,296)	40.80
Forfeited or expired	(560)	52.66

Outstanding, December 31, 2009	2,258,942	61.77	4.3 years	$294	(1)

Exercisable, December 31, 2009	2,005,812	61.14	3.8 years	$294	(1)

(1)
Represents the aggregate intrinsic value of options outstanding and exercisable with exercise prices below the closing price of TRH shares on the NYSE on December 31, 2009.

        The aggregate intrinsic value of options exercised (the aggregate amount by which the market price of TRH shares at the time of exercise exceeded the exercise price of options exercised) was $1.6 million, $1.0 million and $7.1 million in 2009, 2008 and 2007, respectively. A total of approximately 167,000, 190,000 and 301,000 options vested in 2009, 2008 and 2007, respectively, with aggregate grant-date fair values of $3.6 million, $3.8 million and $5.0 million in 2009, 2008 and 2007, respectively.

        As of December 31, 2009, there was $3.1 million of total unrecognized compensation costs relating to options granted but not yet vested. Compensation expense for options granted is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 1.7 years.

  (b) Service-Based Restricted Stock Units ("Service RSUs") and Performance RSUs

        Service RSUs and Performance RSUs have been granted under the 2009 Plan, the Non-Employee Directors' Plan and the 2003 Plan to officers, employees and directors of TRH. A summary of the status of the Service RSUs and Performance RSUs granted pursuant to the 2009 Plan, Non-Employee Directors' Plan and the 2003 Plan as of December 31, 2009 and the changes since January 1, 2009 are presented below:

	Number of Units		Weighted Average Grant Date Fair Value
	Service RSUs	Performance RSUs	Service RSUs	Performance RSUs
Unvested, January 1, 2009	216,658	338,281	$63.89	$61.44
Granted	411,390	264,500	41.44	37.61
Additional RSUs resulting from satisfaction of performance condition	—	48,529	—	64.67
Vested	(21,552)	—	57.91	—
Forfeited or expired	(200)	—	63.07	—

Unvested, December 31, 2009	606,296	651,310	48.87	52.00

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans (Continued)

	Service RSUs	Performance RSUs
Unvested RSUs as of December 31, 2009:
Weighted average remaining contractual life	1.5 years	2.0 years
Aggregate intrinsic value (in thousands)	$31,594	$33,940
  (i)
  Service RSUs

        Service RSUs have vesting dates ranging from one to four years from the date of grant. As of December 31, 2009, the great majority of Service RSUs will vest on the third anniversary of the date of grant for those grantees with continued employment through such date. The Company reserves the right to make payment for the Service RSUs in TRH shares or the cash equivalent of the fair value of such shares on the date of vesting.

        411,390, 103,308 and 103,450 Service RSUs were granted in 2009, 2008 and 2007, respectively. The fair values of Service RSUs were estimated on the date of grant based on the closing market price of TRH shares on the date of grant.

        21,552, 146,150 and 7,597 Service RSUs vested in 2009, 2008 and 2007, respectively.

        As of December 31, 2009, there was $15.9 million of total unrecognized compensation costs relating to Service RSUs granted but not yet vested. These costs are expected to be recognized over a weighted average period of 1.7 years.

  (ii)
  Performance RSUs

        Under the Partners Plan, the Compensation Committee awarded to senior executives Performance RSUs with a two-year performance period ("Two-Year Performance RSUs") that pay out in TRH shares if performance goals for a specified period are satisfied. Each Two-Year Performance RSU converts into one TRH share. Two-Year Performance RSUs operate on the basis of successive overlapping two year performance periods, with a new period beginning each year. Recipients earn Performance RSUs based on the growth in adjusted book value per share of TRH shares ("BVPS Growth") during the performance period. Based on the percentage of the BVPS Growth target achieved over the performance period, recipients can earn from 25% to 150% of the awarded number of Performance RSUs. No Performance RSUs will be earned if BVPS Growth is less than 25% of target.

        A summary of unvested Two-Year Performance RSUs grants as of December 31, 2009 follows:

Year Granted	Performance Period Beginning	Performance Period End	Performance RSUs Granted	Maximum Number of Performance RSUs Available to be Earned	Actual Performance RSUs Earned	50% of Earned Performance RSUs Vests on January 1,
2006	January 1, 2006	December 31, 2007	42,925	64,387	64,387	2010 and 2012
2006	January 1, 2007	December 31, 2008	87,683	131,525	100,913	2011 and 2013
2008	January 1, 2008	December 31, 2009	92,925	139,388	120,374	2011 and 2012
2009	January 1, 2009	December 31, 2010	201,200	301,800	N/A(1)	2012 and 2013

(1)
Amount undeterminable as of December 31, 2009 as the performance period has not yet ended.

        Under the Senior Partners Plan, the Compensation Committee awarded to TRH's senior-most executives Performance RSUs with a three-year performance period ("Three-Year Performance RSUs")

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans (Continued)

that pay out in TRH shares if performance goals for a specified period are satisfied. Each Three-Year Performance RSU converts into one TRH share. Three-Year Performance RSUs operate on the basis of successive overlapping three year performance periods, with a new period beginning each year. Recipients earn Performance RSUs based on BVPS Growth during the performance period. Based on the percentage of the BVPS Growth target achieved over the performance period, recipients can earn from 25% to 200% of the awarded number of Performance RSUs. No Performance RSUs will be earned if BVPS Growth is less than 50% of target.

        A summary of unvested Three-Year Performance RSUs grants as of December 31, 2009 follows:

Year Granted	Performance Period Beginning	Performance Period End	Performance RSUs Granted	Maximum Number of Performance RSUs Available to be Earned	Actual Performance RSUs Earned	50% of Earned Performance RSUs Vests on January 1,
2006	January 1, 2006	December 31, 2008	12,000	24,000	21,552	2010 and 2012
2007	January 1, 2007	December 31, 2009	27,000	54,000	48,090	2011 and 2013
2008	January 1, 2008	December 31, 2010	31,500	63,000	N/A(1)	2011 and 2012
2009	January 1, 2009	December 31, 2011	63,300	126,600	N/A(1)	2012 and 2013

(1)
Amount undeterminable as of December 31, 2009 as the performance period has not yet ended.

        The fair values of Performance RSUs are estimated based on the NYSE closing price of TRH shares on the date of grant.

        No Performance RSUs vested in 2009, 2008 or 2007.

        As of December 31, 2009, there was $20.9 million of total unrecognized compensation costs relating to Performance RSUs granted but not yet vested. Compensation expense for Performance RSUs is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 2.3 years.

14. Related Party Transactions

  (a) Secondary Public Offering of the Company's Common Stock by AIG (the "Offering")

        Prior to June 10, 2009 and as of December 31, 2008 and 2007, AIG beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and AHAC, a wholly owned subsidiary of AIG, consummated the Offering of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. TRH did not receive any proceeds from the Offering. According to the Form 13F filed on February 18, 2010 by AIG, as of December 31, 2009, the AIG Group had sole voting authority over 9.2 million shares of the Company's common stock, representing approximately 13.8% of the Company's outstanding shares as of December 31, 2009.

        As a result of the Offering, the Company is no longer considered a "controlled company" pursuant to the corporate governance listing standards of the NYSE and is no longer able to avail itself of the exemptions from certain of the NYSE's corporate governance listing standards applicable to controlled companies (subject to the rules of the NYSE permitting a phase in period for compliance with such corporate governance listing standards).

        In connection with the Offering, TRH entered into a Master Separation Agreement (the "MSA") with AIG and AHAC on May 28, 2009. The MSA sets forth TRH's agreements with AIG and AHAC regarding

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Related Party Transactions (Continued)

the orderly separation of TRH from AIG, AHAC and their subsidiaries (the "Separation") and governs certain aspects of TRH's relationship with AIG, AHAC and their subsidiaries on a going forward basis, including their waiver of certain rights they may have under intercompany agreements and insurance agreements.

        In connection with the Offering, TRH also entered into (a) a transition services agreement (the "TSA") with AIG; (b) a stockholders agreement (the "Stockholders Agreement") with AIG and AHAC; and (c) a registration rights agreement (the "Registration Rights Agreement") with AIG and AHAC. The TSA sets forth TRH's agreements with AIG regarding the provision by AIG, AHAC and their subsidiaries of limited services to TRH for a specified period of time following the Separation. As of December 31, 2009, all service agreements under the TSA have expired. The Stockholders Agreement provides AIG and AHAC with certain information and consent rights and will subject AIG, AHAC, and their respective subsidiaries, affiliates, officers and directors to certain standstill provisions. Additionally, pursuant to the Stockholders Agreement, AIG, AHAC and their subsidiaries are subject to voting and transfer restrictions covering their shares of the Company's common stock. The Registration Rights Agreement provides AIG and AHAC with registration rights relating to any shares of the Company's common stock held by them. AIG and AHAC may require TRH to register under the Securities Act of 1933 all or a portion of these shares. The registration rights are subject to certain limitations, including TRH's right to temporarily suspend the registration of shares.

        TRH is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of the Company or its subsidiaries. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and TRH may be required to provide collateral to secure premium and reserve balances or may be required to cancel and commute the contract, subject to an agreement between the parties that may be settled in arbitration. If a contract is cancelled on a cut-off basis, TRH may be required to return unearned premiums, net of commissions.

        The Offering may be deemed to have constituted a change in control of TRH under a portion of TRH's non-AIG Group reinsurance agreements. Whether a ceding company would have cancellation rights in connection with the Offering depends upon the language of its agreement with TRH. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company's views with respect to the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH's ratings. As of December 31, 2009, no cedants have notified TRH of their intention to exercise any cancellation rights they may have as a result of the Offering.

        (b) Transactions with AIG

        TRH had service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory, investment recordkeeping, cash management services, office space and human resource related activities. Most of these service and expense agreements have ceased on various dates in 2009. Under the guidance of TRH's Finance and Investment Committee of the Board of Directors and senior management, the AIG Group acted as financial advisors and managers of TRH's investment portfolio through June 30, 2009. Effective July 1, 2009, TRH employs a third party not affiliated with AIG to provide these services. In 2009, 2008 and 2007, $8.9 million, $13.8 million and $13.8 million, respectively, of operating and investment expenses relate to services and expenses provided by the AIG Group under these agreements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Related Party Transactions (Continued)

        Gross premiums written of approximately $263 million (6.3%), $310 million (7.0%) and $307 million (7.2%) in 2009, 2008 and 2007, respectively, were originated by the AIG Group and ceded to TRH. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement; and (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement are not material. (See Note 16 for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.)

        (c) Reinsurance Recoverables on Paid and Unpaid Losses and LAE

        As of December 31, 2009 and 2008, $266.5 million and $250.5 million, respectively, of reinsurance recoverables on paid and unpaid losses and LAE were recoverable from the AIG Group. (See Note 16.)

        (d) 2015 Notes Purchased by AIG Subsidiaries

        In December 2005, certain subsidiaries of AIG purchased $450 million aggregate principal amount of the 2015 Notes. (See Note 7.)

        (e) Other:    TRH's employees participated in certain benefit plans administered by the AIG Group (see Note 12).

15. Dividend Restriction and Statutory Financial Data

        The payment of dividends and interest on the Senior Notes by the Company is generally dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Such dividends are limited by statutory formula unless otherwise approved by the New York State Insurance Department (the "NYS ID"). The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. At December 31, 2009, TRC had statutory earned surplus of $2.50 billion, and, in 2009, in accordance with the statutory formula, for the twelve months ended December 31, 2009, TRC could pay dividends of approximately $401.6 million without regulatory approval.

        Statutory surplus and net income as reported to the NYS ID were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
TRC
Statutory surplus	$4,016,064	$3,534,148	$3,368,801
Statutory net income	415,534	103,448	391,666
Putnam
Statutory surplus	203,507	165,888	151,720
Statutory net income	33,055	24,719	22,482

        TRC and Putnam each prepare statutory financial statements in accordance with accounting practices prescribed or permitted by New York—their state of domicile. Prescribed statutory accounting practices are discussed in a variety of publications of the National Association of Insurance

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Dividend Restriction and Statutory Financial Data (Continued)

Commissioners ("NAIC"), as well as in state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As required by the State of New York, TRC and Putnam use the Codification of Statutory Accounting Principles as primary guidance on statutory accounting. All material statutory accounting practices of TRC and Putnam are prescribed in the authoritative literature described above.

16. Reinsurance Ceded

        In the normal course of business, TRH generally purchases reinsurance from its retrocessionnaires to reduce the effect of individual or aggregate losses, to reduce volatility in specific lines, to improve risk adjusted portfolio returns and to increase gross premium writings and risk capacity without requiring additional capital.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Reinsurance Ceded (Continued)

        Premiums written, premiums earned and losses and LAE incurred are comprised as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Gross premiums written	$4,203,777	$4,423,241	$4,283,563

Ceded premiums written:
Related parties(1)	(133,625)	(188,468)	(142,993)
Other	(84,051)	(126,681)	(187,671)

	(217,676)	(315,149)	(330,664)

Net premiums written	$3,986,101	$4,108,092	$3,952,899

Gross premiums earned	$4,283,797	$4,365,574	$4,232,190

Ceded premiums earned:
Related parties(1)	(156,137)	(161,851)	(135,110)
Other	(88,578)	(136,334)	(194,411)

	(244,715)	(298,185)	(329,521)

Net premiums earned	$4,039,082	$4,067,389	$3,902,669

Gross incurred losses and LAE(2)(3)	$2,747,213	$3,015,155	$2,833,203
Reinsured losses and LAE ceded(2)(3)	(68,042)	(107,928)	(195,170)

Net losses and LAE incurred	$2,679,171	$2,907,227	$2,638,033

(1)
Premiums written and earned that were ceded to related parties principally represent amounts which, by prearrangement with TRH, were assumed from an AIG subsidiary and then ceded in an equal amount to other AIG subsidiaries.
(2)
See Note 10 for gross and ceded catastrophe losses.
(3)
Gross incurred losses and LAE and reinsured losses and LAE ceded include $40 million, $62 million and $74 million in 2009, 2008 and 2007, respectively, related to premiums which, by prearrangement with TRH, were assumed from an AIG subsidiary and then ceded in an equal amount to other AIG subsidiaries.

        Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balances at December 31, 2009 and 2008 are comprised as follows:

	2009		2008
	Related Parties	Other	Related Parties	Other
	(in thousands)
Paid	$5,518	$16,275	$3,802	$23,293
Unpaid	261,020	464,260	246,671	516,733

Total	$266,538	$480,535	$250,473	$540,026

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Reinsurance Ceded (Continued)

        Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $12.0 million as of December 31, 2009 and 2008. With respect to reinsurance recoverable on paid and unpaid losses and prepaid reinsurance premiums, TRH holds substantial amounts of funds, trust agreements and letters of credit to collateralize these amounts. Such funds, trust agreements and letters of credit can be drawn on for amounts remaining unpaid beyond contract terms. No uncollateralized amounts recoverable from a single retrocessionnaire are considered material to the financial position of TRH.

17. Segment Information

        TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Senior Notes) and stock-based compensation expense. (See Notes 7 and 13.)

        Financial data from the London and Paris branches and from Trans Re Zurich are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches are grouped as International-Other and represents the aggregation of segments that are generally not material. In each segment, property and casualty reinsurance is provided to insurers and reinsurers on a treaty and facultative basis, through brokers or directly to ceding companies.

        A significant portion of the assets and liabilities of TRH's international operations relate to the countries where ceding companies and reinsurers are located. Most investments are located in the country of domicile of these operations. In addition to licensing requirements, TRH's international operations are regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possibilities of tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TRH vary from country to country and cannot easily be predicted.

        While the great majority of premium revenues and assets relate to the regions where particular offices are located, a significant portion of such amounts may be derived from other regions of the world.

        In addition, two large international brokers, respectively, accounted for non-AIG Group business equal to 25% and 16% in 2009, 27% and 15% in 2008 and 16% and 14% in 2007, of consolidated revenues, with a significant portion in each segment. Non-AIG Group premiums brokered by the first of the two brokers listed earlier increased significantly in 2008 compared to 2007 as a result of acquisitions made by that broker in 2008. In each year, premiums brokered by companies acquired are included in the calculated percentages of the acquiror starting in the year of acquisition.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Information (Continued)

        The following table is a summary of financial data by segment:

	2009	2008	2007
	(in thousands)
Domestic:
Net premiums written	$2,051,053	$2,035,661	$1,948,045
Net premiums earned(1)	2,064,778	2,043,053	1,933,643
Net investment income	309,747	259,379	300,702
Realized net capital (losses) gains	(54,923)	(364,775)	39,981
Revenues	2,329,471	1,947,907	2,274,326
Net losses and LAE	1,364,082	1,607,543	1,435,229
Underwriting expenses(2)	565,250	537,379	501,855
Underwriting profit (loss)(3)(4)	135,446	(101,869)	(3,441)
Income (loss) before income taxes	327,070	(263,911)	268,120
Identifiable assets(6)	9,412,298	8,469,294	8,577,815
International-Europe:
Net premiums written	$1,405,209	$1,562,118	$1,524,036
Net premiums earned	1,442,326	1,525,334	1,498,789
Net investment income	125,114	146,202	135,317
Realized net capital losses	(12,640)	(51,848)	(20,187)
Revenues	1,554,800	1,619,688	1,613,919
Net losses and LAE	1,066,717	1,051,019	951,266
Underwriting expenses(2)	364,652	400,326	420,264
Underwriting profit(3)(4)	10,957	73,989	127,259
Income before income taxes	123,620	168,283	242,059
Identifiable assets(6)	4,038,126	3,630,496	5,512,987
International-Other(5):
Net premiums written	$529,839	$510,313	$480,818
Net premiums earned	531,978	499,002	470,237
Net investment income	32,541	34,870	33,753
Realized net capital losses	(3,078)	(18,918)	(10,405)
Revenues	561,441	514,954	493,585
Net losses and LAE	248,372	248,665	251,538
Underwriting expenses(2)	168,603	167,520	156,861
Underwriting profit(3)(4)	115,003	82,817	61,838
Income before income taxes	145,343	98,851	85,573
Identifiable assets(6)	1,493,235	1,277,148	1,393,525

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Information (Continued)

	2009	2008	2007
	(in thousands)
Consolidated:
Net premiums written	$3,986,101	$4,108,092	$3,952,899
Net premiums earned(1)	4,039,082	4,067,389	3,902,669
Net investment income	467,402	440,451	469,772
Realized net capital (losses) gains	(70,641)	(435,541)	9,389
Revenues	4,445,712	4,082,549	4,381,830
Net losses and LAE	2,679,171	2,907,227	2,638,033
Underwriting expenses(2)	1,098,505	1,105,225	1,078,980
Underwriting profit(3)(4)	261,406	54,937	185,656
Income before income taxes	596,033	3,223	595,752
Identifiable assets(6)	14,943,659	13,376,938	15,484,327

(1)
Net premiums earned from related parties approximate $334.0 million, $386.5 million and $427.9 million in 2009, 2008 and 2007, respectively, and are included mainly in Domestic.
(2)
Underwriting expenses represent the sum of net commissions, (increase) decrease in deferred acquisition costs and other underwriting expenses.
(3)
Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses.
(4)
See Note 10 for net catastrophe costs by segment.
(5)
The Miami and Toronto branch segment data are each considered significant for 2009 and/or 2008 only. Certain key Miami and Toronto data elements which are included in International-Other are as follows:

	2009	2008	2007
	(in thousands)
Miami:
Revenues	$269,435	$259,661	$230,286
Income before income taxes	71,924	43,667	15,467
Identifiable assets	478,751	388,796	365,743
Toronto:
Revenues	$115,419	$100,142	$121,473
Income before income taxes	25,101	35,219	40,034
Identifiable assets	696,204	583,378	782,092
(6)
As of December 31.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Information (Continued)

        Net premiums earned by major product line are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Casualty:
Other liability(1)	$1,037,628	$1,061,291	$1,043,888
Accident and health	399,267	302,799	238,538
Medical malpractice	359,030	372,498	379,792
Ocean marine and aviation	305,785	329,195	350,905
Auto liability	274,543	296,992	267,944
Surety and credit	222,931	214,677	173,838
Other	246,785	300,698	313,443

Total casualty	2,845,969	2,878,150	2,768,348

Property:
Fire	544,641	573,741	534,175
Allied lines	342,125	304,809	289,443
Auto physical damage	130,989	136,934	101,348
Homeowners multiple peril	77,473	72,406	83,414
Other	97,885	101,349	125,941

Total property	1,193,113	1,189,239	1,134,321

Total	$4,039,082	$4,067,389	$3,902,669

(1)
A large majority of the amounts within the other liability line relates to complex risks such as E&O and D&O, to general casualty risks and, to a lesser extent, environmental impairment liability.

18. Commitments and Contingent Liabilities

        (a) Legal Proceedings

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingent Liabilities (Continued)

TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH's approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH's financial condition or results of operations. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH's results of operations or financial condition.

        On September 30, 2009, TRC initiated arbitration proceedings against United Guaranty Residential Insurance Company, United Guaranty Mortgage Indemnity Company, United Guaranty Credit Insurance Company and United Guaranty Residential Insurance Company of North Carolina (collectively, "UGC"), each a subsidiary of the AIG Group. The arbitration proceedings involve certain contracts related to subprime mortgages and credit default insurance pursuant to which UGC purchased reinsurance from TRC (the "Disputed Contracts"). TRC seeks in the proceedings, among other things, to rescind the Disputed Contracts. While the final outcome cannot be predicted with certainty, TRH believes these arbitration proceedings, when resolved, will not have a material adverse effect on TRH's consolidated results of operations, financial position or cash flows.

        In addition, from time to time, regulators commence investigations into insurance and reinsurance-industry practices. TRH has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests. While TRH does not believe that any of these inquiries will have a material impact on TRH's business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH's business or financial results.

        (b) Commercial Commitments

        In the normal course of business, TRH has letters of credit outstanding as of December 31, 2009 totaling $59.6 million. These letters of credit are provided to secure certain loss reserves and other balances due to ceding companies. Where TRH provides a letter of credit, it is generally contractually obligated to continue to provide a letter of credit to the ceding company in the future to secure certain reserves and other balances.

        (c) Leases:    As of December 31, 2009, the future minimum lease payments (principally for leased office space) under various long-term operating leases were as follows:

(in thousands)
2010	$12,338
2011	11,455
2012	11,101
2013	8,919
2014	8,413
Remaining years after 2014 (from 2015 to 2021)	33,965

Total	$86,191

        Rent expense approximated $12.9 million, $12.0 million and $11.3 million in 2009, 2008 and 2007, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Employee Retention Plan

        In October 2008, TRH adopted a retention program (the "Retention Plan") covering a significant number of its employees, including its senior-most management. Salary expenses incurred related to the Retention Plan totaled approximately $20 million and $8 million in 2009 and 2008, respectively.

20. Quarterly Financial Information (unaudited)

        The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 2009 and 2008. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for such periods have been made.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in thousands, except per share data)
Net premiums written	$1,047,102	$1,035,613	$1,006,340	$988,524	$972,572	$1,094,182	$960,087	$989,773
Net premiums earned	976,531	1,017,189	1,028,268	1,022,695	1,008,082	1,026,931	1,026,201	1,000,574
Net investment income	109,818	117,209	111,201	120,493	123,205	110,433	123,178	92,316
Realized net capital (losses) gains	(60,571)	(15,051)	(25,485)	(59,868)	6,600	(157,604)	8,815	(203,018)
Total expenses	945,380	974,128	976,373	976,439	941,808	1,133,444	986,118	995,315
Net income (loss)	75,236	115,653	112,284	89,733	153,263	(107,521)	136,879	4,389
Net income (loss) per common share:
Basic	1.13	1.75	1.69	1.35	2.31	(1.62)	2.06	0.07
Diluted(1)	1.13	1.73	1.68	1.34	2.28	(1.62)	2.04	0.07

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 2009.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out by TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, of the effectiveness of TRH's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, TRH's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in TRH's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of TRH's fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, TRH's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management of TRH is responsible for establishing and maintaining adequate internal control over financial reporting. TRH's internal control over financial reporting is a process designed under the supervision of TRH's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of TRH's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        As of the end of TRH's 2009 fiscal year, management conducted an assessment of the effectiveness of TRH's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that TRH's internal control over financial reporting as of December 31, 2009 is effective.

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

        The effectiveness of TRH's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of TRH's internal control over financial reporting as of December 31, 2009.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item concerning directors of Transatlantic Holdings, Inc. (the "Company," and collectively with its subsidiaries, "TRH") and the TRH code of ethics is included in the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the Company's fiscal year (the "2010 Proxy Statement"), in the section captioned "Election of Directors," and such information is incorporated herein by reference. TRH has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer, that establishes minimum standards of professional responsibility and ethical conduct. This code of ethics is available on TRH's website at http://www.transre.com. If TRH makes any substantive amendments to this code of ethics or grants any waiver from a provision of this code for such persons, TRH will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the 2010 Proxy Statement under the caption "Election of Directors: Ownership of Certain Securities," and such information is incorporated herein by reference.

 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The table below sets forth the names, positions and ages of the persons who are the directors and executive officers of the Company as of February 24, 2010.

Name	Position	Age	Served as Director or Officer Since
Robert F. Orlich	President and Chief Executive Officer and Director	62	1990	(1)
Kenneth Apfel	Executive Vice President and Chief Actuary	51	2004	(2)
Paul A. Bonny	Executive Vice President, President International Operations	53	1994
Michael C. Sapnar	Executive Vice President and Chief Underwriting Officer, Domestic Operations	43	2005	(3)
Steven S. Skalicky	Executive Vice President and Chief Financial Officer	61	1995
Javier E. Vijil	Executive Vice President, President Latin American and Caribbean Division	56	1996
Gary A. Schwartz	Senior Vice President and General Counsel	49	1999	(4)
Amy M. Cinquegrana	Corporate Secretary	35	2009	(5)
Richard S. Press	Chairman	71	2006	(6)
Ian H. Chippendale	Director	61	2007	(7)
John G. Foos	Director	60	2007	(8)
John L. McCarthy	Director	62	2008	(9)
Thomas R. Tizzio	Director	72	1990	(1)

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
(4)
Since May 2004, Mr. Schwartz was Senior Vice President and General Counsel of the Company, TRC and Putnam. From November 2008 to March 2009, Mr. Schwartz also was Corporate Secretary of the Company, TRC and Putnam. From July 1999 to May 2004, Mr. Schwartz was Vice President and General Counsel of the Company, TRC and Putnam. From May 2005 to the present, Mr. Schwartz served as a Director of TRC and Putnam, but not of the Company.
(5)
Ms. Cinquegrana was elected Corporate Secretary of the Company in March 2009.
(6)
Mr. Press was elected Chairman in July 2009. From August 2006 to July 2009, Mr. Press served as a Director of the Company.
(7)
Mr. Chippendale was elected as a Director of the Company in May 2007.
(8)
Mr. Foos was elected as a Director of the Company in January 2007.
(9)
Mr. McCarthy was elected as a Director of the Company in May 2008.

        Except as noted, each of the executive officers has, for more than five years, occupied an executive position with the Company or companies that are now its subsidiaries. For more than five years prior to joining the Company in February 2009, Ms. Cinquegrana served as an officer, and most recently as Secretary, of certain AIG Group companies.

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

        In addition, summarized information with respect to equity compensation granted by the Company as of December 31, 2009 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	2,258,942	$61.77
Service & performance RSUs(1)	1,455,808	—

Total equity compensation plans approved by security holders	3,714,750	37.56	1,839,410
Equity compensation plan not approved by security holders	—	—	—

Total	3,714,750	$37.56	1,839,410

(1)
Includes 2,802 vested but unissued restricted stock units.

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

February 24, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT F. ORLICH Robert F. Orlich	President and Chief Executive Officer (principal executive officer) and Director	February 24, 2010
/s/ STEVEN S. SKALICKY Steven S. Skalicky	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 24, 2010
/s/ RICHARD S. PRESS Richard S. Press	Chairman	February 24, 2010
/s/ IAN H. CHIPPENDALE Ian H. Chippendale	Director	February 24, 2010
/s/ JOHN G. FOOS John G. Foos	Director	February 24, 2010
/s/ JOHN L. MCCARTHY John L. McCarthy	Director	February 24, 2010
/s/ THOMAS R. TIZZIO Thomas R. Tizzio	Director	February 24, 2010

SCHEDULE I

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

As of December 31, 2009

Type of Investment	Cost or Amortized Cost(1)	Fair Value	Amount at Which Shown in the Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Government and government agencies	$528,290	$528,808	$528,808
States, municipalities and political subdivisions	6,727,257	6,940,225	6,883,066
Foreign governments	543,011	553,541	553,541
Corporate	2,228,438	2,317,041	2,317,041
Asset-backed:
Residential mortgage-backed	334,226	258,445	258,445
Commercial mortgage-backed	99,436	93,191	93,191
Other asset-backed	35,514	34,918	34,918

Total fixed maturities	10,496,172	10,726,169	10,669,010

Equities:
Common stocks:
Public utilities and transportation	40,235	44,852	44,852
Banking and financial	129,038	158,840	158,840
All other	248,092	277,823	277,823

Total common stocks	417,365	481,515	481,515
Nonredeemable preferred stocks	23,559	25,097	25,097

Total equities	440,924	506,612	506,612

Other invested assets	245,862	256,437	256,437
Short-term investments	883,336	883,336	883,336

Total investments	$12,066,294	$12,372,554	$12,315,395

(1)
Investments in fixed maturities are shown at amortized cost.

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(Parent Company Only)

As of December 31, 2009 and 2008

	2009	2008
	(in thousands, except share data)
Assets:
Fixed maturities available for sale, at fair value (amortized cost: 2009—$36,493; 2008—$13,951)	$36,359	$15,483
Short-term investments, at cost (approximates fair value)	323,734	3,745
Cash and cash equivalents	—	3,938
Investment in subsidiaries	4,640,617	3,852,258
Dividend due from subsidiary	30,000	—
Other assets	50,057	57,639

Total assets	$5,080,767	$3,933,063

Liabilities:
Dividends payable	$13,300	$12,600
Senior notes	1,033,087	722,243

Total liabilities	1,046,387	734,843

Stockholders' equity:
Preferred Stock	—	—
Common Stock	67,431	67,353
Additional paid-in capital	283,036	268,027
Accumulated other comprehensive income (loss)	69,701	(257,690)
Retained earnings	3,639,200	3,142,449
Treasury Stock, at cost: 2009—1,048,500; 2008—988,900 shares of common stock	(24,988)	(21,919)

Total stockholders' equity	4,034,380	3,198,220

Total liabilities and stockholders' equity	$5,080,767	$3,933,063

See Notes to Condensed Financial Information of Registrant—(Parent Company Only)

 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF OPERATIONS

(Parent Company Only)

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(in thousands)
Revenues:
Net investment income (principally dividends from subsidiary)	$151,907	$95,725	$84,047
Realized net capital (losses) gains	(3,941)	(3,161)	482
Gain on early extinguishment of debt	9,869	10,250	—
Equity in undistributed income of subsidiaries	366,066	42,767	442,843

Total revenues	523,901	145,581	527,372

Expenses:
Operating expenses	19,707	18,189	15,213
Interest on senior notes	43,454	43,359	43,421

Total expenses	63,161	61,548	58,634

Income before income taxes	460,740	84,033	468,738

Income tax benefits:
Current	(14,309)	(15,634)	(9,570)
Deferred	(2,613)	(2,587)	(8,833)

Total income tax benefits	(16,922)	(18,221)	(18,403)

Net income	$477,662	$102,254	$487,141

See Notes to Condensed Financial Information of Registrant—(Parent Company Only)

 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

(Parent Company Only)

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$477,662	$102,254	$487,141

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(366,066)	(42,767)	(442,843)
Change in dividend due from subsidiary	(30,000)	10,000	(1,000)
Other, net	(2,911)	(5,158)	(11,872)

Total adjustments	(398,977)	(37,925)	(455,715)

Net cash provided by operating activities	78,685	64,329	31,426

Cash flows from investing activities:
Proceeds of fixed maturities sold or matured	14,319	103	25,549
Purchase of fixed maturities	(35,513)	—	(12,952)
Purchase of subsidiary	—	—	(21,000)
Net purchase of short-term investments	(319,989)	(3,745)	—
Other, net	(5,300)	—	—

Net cash used in investing activities	(346,483)	(3,642)	(8,403)

Cash flows from financing activities:
Dividends to stockholders	(51,780)	(46,382)	(39,019)
Common stock issued	1,579	(924)	6,042
Acquisition of treasury stock	(3,069)	—	—
Repurchase of senior notes	(19,612)	(14,750)	—
Net proceeds from issuance of senior notes	336,929	—	—
Other, net	(187)	1,811	1,075

Net cash provided by (used in) financing activities	263,860	(60,245)	(31,902)

Change in cash and cash equivalents	(3,938)	442	(8,879)
Cash and cash equivalents, beginning of year	3,938	3,496	12,375

Cash and cash equivalents, end of year	$—	$3,938	$3,496

Notes to Condensed Financial Information of Registrant—(Parent Company Only)

(1)
The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2)
Investment in subsidiaries is reflected on the equity method.

(3)
See Note 7 of Notes to Consolidated Financial Statements for a discussion of the senior notes.

(4)
Dividends received from consolidated subsidiaries totaled $121.5 million, $103.5 million and $81.0 million in 2009, 2008 and 2007, respectively.

(5)
The Company's short-term investments are available for liquidity needs in 2010.

SCHEDULE III

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

As of December 31, 2009, 2008 and 2007 and for the Years Then Ended

	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses	Net Commissions and Change in Deferred Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
	(in thousands)
2009
Property-Casualty
Domestic	$120,061	$5,116,056	$600,247	$2,064,778	$309,747	$1,364,082	$478,448	$86,802	$2,051,053
International:
Europe	59,496	2,786,126	306,211	1,442,326	125,114	1,066,717	315,308	49,344	1,405,209
Other	57,909	706,923	281,068	531,978	32,541	248,372	146,568	22,035	529,839

Consolidated	$237,466	$8,609,105	$1,187,526	$4,039,082	$467,402	$2,679,171	$940,324	$158,181	$3,986,101

2008
Property-Casualty
Domestic	$122,447	$4,949,708	$616,700	$2,043,053	$259,379	$1,607,543	$471,575	$65,804	$2,035,661
International:
Europe	63,320	2,551,940	317,820	1,525,334	146,202	1,051,019	354,425	45,901	1,562,118
Other	53,843	622,834	285,613	499,002	34,870	248,665	147,670	19,850	510,313

Consolidated	$239,610	$8,124,482	$1,220,133	$4,067,389	$440,451	$2,907,227	$973,670	$131,555	$4,108,092

2007
Property-Casualty
Domestic	$125,883	$4,448,545	$632,554	$1,933,643	$300,702	$1,435,229	$445,394	$56,461	$1,948,045
International:
Europe	63,618	2,645,256	317,972	1,498,789	135,317	951,266	377,332	42,932	1,524,036
Other	58,580	832,460	276,121	470,237	33,753	251,538	140,494	16,367	480,818

Consolidated	$248,081	$7,926,261	$1,226,647	$3,902,669	$469,772	$2,638,033	$963,220	$115,760	$3,952,899

SCHEDULE IV

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

REINSURANCE

For the Years Ended December 31, 2009, 2008 and 2007

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(dollars in thousands)
2009
Premiums written:
Property-Casualty	—	$217,676	$4,203,777	$3,986,101	105%
2008
Premiums written:
Property-Casualty	—	$315,149	$4,423,241	$4,108,092	108%
2007
Premiums written:
Property-Casualty	—	$330,664	$4,283,563	$3,952,899	108%

SCHEDULE VI

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY/CASUALTY INSURANCE OPERATIONS

As of December 31, 2009, 2008 and 2007 and For the Years Then Ended

	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Discount if any Deducted	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Related to Current Year	Net Losses and Loss Adjustment Expenses Related to Prior Years	Net Commissions and Change in Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
	(in thousands)
2009	$237,466	$8,609,105	$—	$1,187,526	$4,039,082	$467,402	$2,718,119	$(38,948)	$940,324	$2,421,008	$3,986,101
2008	239,610	8,124,482	—	1,220,133	4,067,389	440,451	2,907,711	(484)	973,670	2,116,050	4,108,092
2007	248,081	7,926,261	—	1,226,647	3,902,669	469,772	2,549,653	88,380	963,220	2,102,125	3,952,899

EXHIBIT INDEX

Exhibit No.		Description	Location
3.1	—	Restated Certificate of Incorporation of Transatlantic Holdings, Inc., dated September 8, 2009	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009 and incorporated herein by reference.
3.2	—	Amended and Restated By-Laws of Transatlantic Holdings, Inc., dated September 8, 2009	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009 and incorporated herein by reference.
4.1	—	Form of Common Stock Certificate	Filed as exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
4.2.1	—	Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.2.2	—	First Supplemental Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.2.3	—	Underwriting Agreement among Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Transatlantic Holdings, Inc., dated December 7, 2005	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated December 9, 2005, and incorporated herein by reference.
4.2.4	—	Letter Agreement among American International Group, Inc., certain subsidiaries of American International Group, Inc. and Transatlantic Holdings, Inc., dated December 7, 2005	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated December 9, 2005, and incorporated herein by reference.
4.2.5	—	Registration Rights Agreement by and among Transatlantic Holdings, Inc., American International Group, Inc. and Designated Subsidiaries of American International Group, Inc. dated February 2, 2006	Filed as exhibit to the Company's 2005 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.
4.2.6	—	Second Supplemental Indenture by and among Transatlantic Holdings, Inc. and The Bank of New York Mellon, dated November 23, 2009	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated November 23, 2009, and incorporated herein by reference.
4.2.7	—	Underwriting Agreement by and among Transatlantic Holdings, Inc. and Goldman Sachs & Co. and Wells Fargo Securities, LLC, dated November 18, 2009	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated November 23, 2009, and incorporated herein by reference.

Exhibit No.		Description	Location
4.3.1.	—	Master Separation Agreement by and among American International Group, Inc., American Home Assurance Company and Transatlantic Holdings, Inc., dated May 28, 2009	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated May 28, 2009 and incorporated herein by reference.
4.3.2	—	Transition Services Agreement by and among American International Group, Inc., and Transatlantic Holdings, Inc., dated June 4, 2009	Filed as an exhibit to the Company's 2009 Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-10545) and incorporated herein by reference.
4.3.3	—	Stockholders Agreement by and among American International Group, Inc., American Home Assurance Company and Transatlantic Holdings, Inc., dated June 4, 2009	Filed as an exhibit to the Company's 2009 Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-10545) and incorporated herein by reference.
4.3.4	—	Registration Rights Agreement by and among American International Group, Inc., American Home Assurance Company and Transatlantic Holdings, Inc., dated June 4, 2009	Filed as an exhibit to the Company's 2009 Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-10545) and incorporated herein by reference.
4.3.5	—	Voting Agreement by and between Transatlantic Holdings, Inc. and Davis Selected Advisors L.P., dated June 8, 2009	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated June 10, 2009 and incorporated herein by reference.
10.1	—	Investment Management Agreement between Transatlantic Holdings, Inc. and BlackRock Financial Management, Inc. dated June 30, 2009	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated July 2, 2009 and incorporated herein by reference.
10.2	—	Transatlantic Holdings, Inc. 2000 Stock Option Plan*	Filed as exhibit to the Company's Registration Statement on Form S-8 (File No. 333-50298) and incorporated herein by reference.
10.2.1	—	Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*	Filed as exhibit to the Company's Registration Statement on Form S-8 (File No. 333-111513) and incorporated herein by reference.
10.2.2	—	Form of Transatlantic Holdings, Inc. 2000 Stock Option Plan stock option agreement*	Filed as exhibit to the Company's 2004 Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10545) and incorporated herein by reference.
10.2.3	—	Form of Transatlantic Holdings, Inc. 2003 Stock Incentive Plan RSU award agreement*	Filed as exhibit to the Company's 2004 Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10545) and incorporated herein by reference.

Exhibit No.		Description	Location
10.2.4	—	Amended Transatlantic Holdings, Inc. 2000 Stock Option Plan*	Filed as appendix to the Company's Definitive Proxy Statement (File No. 1-10545) dated April 18, 2008 and incorporated herein by reference.
10.2.5	—	Amended Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*	Filed as exhibit to the Company's Registration Statement on Form S-8 (File No. 333-135832) and incorporated herein by reference.
10.2.6	—	Transatlantic Holdings, Inc. Partners Plan*	Filed as exhibit to the Company's 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.2.7	—	Transatlantic Holdings, Inc. Senior Partners Plan*	Filed as exhibit to the Company's 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.2.8	—	Transatlantic Holdings, Inc. Annual Bonus Plan*	Filed as exhibit to the Company's 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.2.9	—	Form of Transatlantic Holdings, Inc. Partners Plan Performance RSU Award Agreement*	Filed as exhibit to the Company's 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.2.10	—	Form of Transatlantic Holdings, Inc. Senior Partners Plan Performance RSU Award Agreement*	Filed as exhibit to the Company's 2006 Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10545) and incorporated herein by reference.
10.2.11	—	Transatlantic Holdings, Inc. 2007 Executive Bonus Plan*	Filed as appendix to the Company's Definitive Proxy Statement (File No. 1-10545) dated April 20, 2007 and incorporated herein by reference.
10.2.12	—	Transatlantic Holdings, Inc. 2008 Non-Employee Directors' Stock Plan*	Filed as exhibit to the Company's Registration Statement on Form S-8 (File No. 333-152095) and incorporated herein by reference.
10.2.13	—	Transatlantic Holdings, Inc. Executive Severance Plan*	Filed as exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated May 29, 2008 and incorporated herein by reference.

Exhibit No.		Description	Location
10.2.14	—	Form of Transatlantic Holdings, Inc. Retention Bonus Letters*	Filed as exhibit to the Company's 2008 Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-10545) and incorporated herein by reference.
10.2.15	—	Amendment No. 1 to the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*	Filed as exhibit to the Company's 2008 Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-10545) and incorporated herein by reference.
10.2.16	—	Amendment No. 1 to the Transatlantic Holdings, Inc. Partners Plan*	Filed as exhibit to the Company's 2008 Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-10545) and incorporated herein by reference.
10.2.17	—	Amendment No. 1 to the Transatlantic Holdings, Inc. Senior Partners Plan*	Filed as exhibit to the Company's 2008 Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-10545) and incorporated herein by reference.
10.2.18	—	Transatlantic Holdings, Inc. 2009 Long Term Equity Incentive Plan*	Filed as exhibit to the Company's Registration Statement on Form S-8 (File No. 333-159398) and incorporated herein by reference.
10.3	—	Management Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated February 15, 1991	Filed as exhibit to the Company's 1995 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.
10.4	—	Quota Share Reinsurance Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated December 6, 1995	Filed as exhibit to the Company's 1995 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.
21.1	—	Subsidiaries of the registrant	Filed herewith.
23.1	—	Consent of PricewaterhouseCoopers LLP	Filed herewith.
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer	Filed herewith.
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer	Filed herewith.

Exhibit No.		Description	Location
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer	Provided herewith.
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer	Provided herewith.

*
Management compensation plan.