Form 10-Q
period 2010-03-31
TRANSATLANTIC HOLDINGS INC
filed 2010-05-07
CIK 862510

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐                    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010. 64,311,063.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

i

Part I — Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2010 and December 31, 2009

(Unaudited)

	2010	2009
	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2010-$1,269,508; 2009-$1,271,397)	$1,213,120	$1,214,238
Available for sale, at fair value (amortized cost: 2010-$9,670,084; 2009-$9,281,934)	9,816,653	9,454,772
Equities, available for sale, at fair value (cost: 2010-$449,701; 2009-$440,924)	507,294	506,612
Other invested assets	255,299	256,437
Short-term investments, at cost (approximates fair value)	385,970	883,336
Total investments	12,178,336	12,315,395
Cash and cash equivalents	423,784	195,723
Accrued investment income receivable	147,867	148,055
Premium balances receivable, net	661,345	591,300
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	739,586	747,073
Deferred policy acquisition costs	243,181	237,466
Prepaid reinsurance premiums	95,625	60,251
Deferred tax assets, net	426,250	454,483
Other assets	218,434	193,913
Total assets	$15,134,408	$14,943,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$8,706,265	$8,609,105
Unearned premiums	1,243,803	1,187,526
Senior notes	1,033,193	1,033,087
Other liabilities	166,033	79,561
Total liabilities	11,149,294	10,909,279

Commitments and contingent liabilities

Preferred stock, $1.00 par value; shares authorized: 10,000,000; none issued	—	—
Common stock, $1.00 par value; shares authorized: 200,000,000; shares issued: 2010-67,526,663; 2009-67,431,121	67,527	67,431
Additional paid-in capital	289,908	283,036
Accumulated other comprehensive income	124,365	69,701
Retained earnings	3,641,780	3,639,200
Treasury stock, at cost: 2010-3,215,600; 2009-1,048,500 shares of common stock	(138,466)	(24,988)
Total stockholders’ equity	3,985,114	4,034,380
Total liabilities and stockholders’ equity	$15,134,408	$14,943,659

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(in thousands, except per share data)
Revenues:
Net premiums written	$1,026,299	$1,047,102
Increase in net unearned premiums	(33,704)	(70,571)
Net premiums earned	992,595	976,531

Net investment income	112,610	109,818

Realized net capital losses:
Total other-than-temporary impairments	(13,045)	(45,473)
Less: other-than-temporary impairments recognized in other comprehensive income	6,713	—
Other-than-temporary impairments charged to earnings	(6,332)	(45,473)
Other realized net capital gains (losses)	4,443	(15,098)
Total realized net capital losses	(1,889)	(60,571)

Gain on early extinguishment of debt	—	9,878
Total revenues	1,103,316	1,035,656

Expenses:
Net losses and loss adjustment expenses	786,324	669,814
Net commissions	234,512	244,188
Increase in deferred policy acquisition costs	(5,500)	(17,365)
Other underwriting expenses	44,129	32,726
Interest on senior notes	17,086	10,362
Other expenses, net	7,685	5,655
Total expenses	1,084,236	945,380

Income before income taxes	19,080	90,276
Income taxes	3,205	15,040
Net income	$15,875	$75,236

Net income per common share:
Basic	$0.24	$1.13
Diluted	0.24	1.13

Cash dividends declared per common share	$0.20	$0.19

Weighted average common shares outstanding:
Basic	65,879	66,364
Diluted	66,551	66,576

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$220,460	$244,584

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	192,086	285,647
Proceeds of fixed maturities available for sale redeemed or matured	215,414	114,335
Proceeds of equities available for sale sold	88,080	115,413
Purchase of fixed maturities available for sale	(834,647)	(610,581)
Purchase of equities available for sale	(69,173)	(92,432)
Net sale (purchase) of other invested assets	1,961	(24,994)
Net sale of short-term investments	492,339	12,616
Change in other liabilities for securities in course of settlement	58,808	156,415
Other, net	—	(15,152)
Net cash provided by (used in) investing activities	144,868	(58,733)

Cash flows from financing activities:
Dividends to stockholders	(13,294)	(12,609)
Common stock issued	(2,408)	—
Acquisition of treasury stock	(113,478)	—
Repurchase of senior notes	—	(15,479)
Other, net	(1,014)	(429)
Net cash used in financing activities	(130,194)	(28,517)
Effect of exchange rate changes on cash and cash equivalents	(7,073)	(2,220)
Change in cash and cash equivalents	228,061	155,114
Cash and cash equivalents, beginning of period	195,723	288,920
Cash and cash equivalents, end of period	$423,784	$444,034

Supplemental cash flow information:
Income taxes (paid), net	$(10,047)	$(7,180)
Interest (paid) on senior notes	—	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Net income	$15,875	$75,236

Other comprehensive income:
Net unrealized (depreciation) appreciation of investments, net of tax:
Net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken	(6,713)	—
Net unrealized holding (losses) gains on all other securities	(14,273)	104,941
Reclassification adjustment for (gains) losses included in net income	(13,112)	55,846
Deferred income tax benefit (charge)	11,934	(56,276)
	(22,164)	104,511

Net unrealized currency translation gain (loss), net of tax:
Net unrealized currency translation gain (loss)	118,198	(70,652)
Deferred income tax (charge) benefit	(41,370)	24,728
	76,828	(45,924)

Other comprehensive income	54,664	58,587

Comprehensive income	$70,539	$133,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

These unaudited condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the U.S. (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries, “TRH”) for the year ended December 31, 2009.

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

TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, other-than-temporary impairments (“OTTI”) of investments, premium revenues and deferred policy acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH’s condensed consolidated financial statements and footnotes.  The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation.  To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected, possibly materially.

Subsequent events through the time of filing of this Form 10-Q were evaluated for potential recognition or disclosure in the financial statements.

Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

(a) Correction of Amortized Cost or Cost of Certain Fixed Maturities and Equities Denominated in Functional Currencies

In the first quarter of 2010, it was determined that as of December 31, 2009, the amortized cost of fixed maturities and cost of equities available for sale that were denominated in functional currencies were incorrectly translated into the reporting currency (i.e., U.S. dollars) using historical, rather than period-end, foreign currency exchange rates.  This practice, which began in the third quarter of 2009, resulted in an understatement of amortized cost or cost of such investments of $98.1 million as of December 31, 2009.  Thus, net unrealized appreciation of investments, net of tax, (a component of accumulated other comprehensive income (“AOCI”) on the Balance Sheet) was overstated by $63.7 million as of December 31, 2009 with an equal and offsetting overstatement of net unrealized currency translation loss, net of tax, (also a component of AOCI) with no net effect on AOCI or stockholders’ equity in total.  In addition, this understatement of amortized cost or cost had no net effect on net income, comprehensive income or cash flows for the full-year 2009 or any of its quarters.

As of March 31, 2010, the amortized cost of fixed maturities and cost of equities available for sale that are denominated in functional currencies were translated into the reporting currency using period-end foreign currency exchange rates. In making this correction, net unrealized (depreciation) appreciation of investments, net of tax, was decreased by $63.7 million in the first quarter 2010 Consolidated Statement of Comprehensive Income and net unrealized currency translation gain, net of tax, was increased by such amount, with no net effect on other comprehensive income (“OCI”). In addition, this correction had no net impact on AOCI and stockholders’ equity as of March 31, 2010 nor did it have any net impact on net income, comprehensive income or cash flows for the three months ended March 31, 2010.

The practice in certain periods of 2009 described above and its correction in the first quarter of 2010 did not have a material effect on the current or any prior period and thus amounts reported in prior periods have not been restated.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2. Recent Accounting Standards

(a) Recently Adopted Accounting Standards

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

TRH adopted this guidance effective April 1, 2009. Upon adoption, this guidance required entities to assess the credit versus non-credit components of previously recognized OTTI on fixed maturities still held, and for which the entity did not intend to sell or more likely than not would not be required to sell prior to an anticipated recovery in fair value. The cumulative amount of non-credit related OTTI amounts on these securities, net of income tax effect, was recorded as an increase to retained earnings and an equal and offsetting reduction to AOCI as of April 1, 2009, with no net change to total stockholders’ equity. TRH recorded a cumulative effect adjustment (“CEA”) in 2009 of $110.1 million, or $71.6 million, net of tax, related to its adoption of this guidance. The adoption of this guidance did not have a material effect on TRH’s consolidated financial condition, results of operations, comprehensive income or cash flows.

(2)          Adoption of new accounting guidance on subsequent events (Accounting Standards Update (“ASU”) 2010-09)

In February 2010, the FASB issued an amendment to certain recognition and disclosure requirements on subsequent events.  An entity that is a Securities and Exchange Commission filer is required to evaluate subsequent events through the date that the financial statements are issued.  The entity is not required to disclose the date through which subsequent events have been evaluated.

TRH adopted this guidance in the first quarter of 2010. The adoption of this guidance had no effect on TRH’s consolidated financial condition, results of operations or cash flows.

(3)          Adoption of new accounting guidance on disclosures about fair value measurements (ASU 2010-06)

In January 2010, the FASB issued new accounting guidance on disclosures about fair value measurements. This guidance requires the amounts and reasons for significant transfers in and out of Levels 1 and 2 to be discussed. In addition, a greater level of disaggregation of asset and liability classes is required in fair value measurement disclosures. For fair value measurements that fall in either Level 2 or Level 3, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. TRH adopted this portion of the guidance in the first quarter of 2010.  The adoption of this guidance had no effect on TRH’s consolidated financial condition, results of operations or cash flows.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In addition, for activity within Level 3, this guidance requires that purchases, sales, issuances and settlements be presented separately rather than as one net amount, as currently permitted. For TRH, these disclosures are effective for interim and annual periods beginning after December 15, 2010.  The adoption of this guidance is expected to have no effect on TRH’s results of operations, financial position or cash flows.

(4)          Adoption of new accounting guidance on the consolidation of variable interest entities (“VIE”) (ASU 2009-17)

In June 2009, the FASB issued new accounting guidance on the consolidation of VIE. This guidance makes significant changes to an enterprise’s analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance adds an additional reconsideration event for determining whether an entity is a VIE, requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIE. TRH adopted this guidance in the first quarter of 2010 with its provisions applied prospectively. The adoption of this guidance did not have a material effect on TRH’s consolidated financial condition, results of operations or cash flows.

(5)          Adoption of new accounting guidance on accounting for transfers of financial assets (ASU 2009-16)

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

TRH adopted this guidance in the first quarter of 2010 with its provisions applied prospectively. The adoption of this guidance did not have a material effect on TRH’s consolidated financial condition, results of operations or cash flows.

(b) Future Application of Accounting Standards

In April 2010, the FASB issued new accounting guidance on stock compensation (ASU 2010-13). This guidance clarified the accounting for certain employee share-based payment awards. Awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades would not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

This accounting guidance is effective for accounting periods beginning on or after December 15, 2010, with earlier application permitted. TRH intends to adopt this guidance in the second quarter of 2010, as permitted by the guidance. The adoption of this accounting guidance is not expected to have a material effect on TRH’s consolidated financial condition, results of operations or cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

TRH management is responsible for the determination of the value of the financial assets and the supporting methodologies and assumptions. With respect to securities, TRH employs independent third party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When TRH’s valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

(c) Fair Value Hierarchy

Assets recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•                  Level 1:  Fair value measurements that are quoted prices (unadjusted) in active markets that TRH has the ability to access for identical assets. Market price data generally is obtained from exchange or dealer markets. Assets measured at fair value on a recurring basis and classified as Level 1 principally include actively traded listed common stocks and mutual funds (which are included on the balance sheet in equities available for sale).

•                  Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include most government and government agency securities, state, municipal and political subdivision obligations, investment-grade and high-yield corporate bonds, most residential mortgage-backed securities (“RMBS”), most commercial mortgage-backed securities (“CMBS”), certain other asset-backed securities and most short-term investments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(d) Assets Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of March 31, 2010
Assets(1):
Fixed maturities available for sale:
U.S. Government and government agencies	$—	$796.7	$—	$796.7
States, municipalities and political subdivisions	—	5,547.1	—	5,547.1
Foreign governments	—	593.3	—	593.3
Corporate	—	2,501.4	—	2,501.4
Asset-backed:
RMBS	—	233.5	19.2	252.7
CMBS	—	58.5	33.9	92.4
Other asset-backed	—	16.7	16.3	33.0
Total fixed maturities available for sale	—	9,747.2	69.4	9,816.6
Equities available for sale	499.8	—	7.5	507.3
Other invested assets(2)	—	—	67.7	67.7
Short-term investments(3)	—	386.0	—	386.0
Other assets	—	—	2.4	2.4
Total	$499.8	$10,133.2	$147.0	$10,780.0

As of December 31, 2009
Assets(1):
Fixed maturities available for sale:
U.S. Government and government agencies	$—	$528.8	$—	$528.8
States, municipalities and political subdivisions	—	5,668.8	—	5,668.8
Foreign governments	—	552.1	1.4	553.5
Corporate	—	2,317.1	—	2,317.1
Asset-backed:
RMBS	—	239.9	18.6	258.5
CMBS	—	60.5	32.7	93.2
Other asset-backed	—	17.3	17.6	34.9
Total fixed maturities available for sale	—	9,384.5	70.3	9,454.8
Equities available for sale	481.5	17.6	7.5	506.6
Other invested assets(2)	—	—	72.2	72.2
Short-term investments(3)	—	846.3	—	846.3
Total	$481.5	$10,248.4	$150.0	$10,879.9

(1)	Represents only items measured at fair value.
(2)	Primarily private equities.
(3)	Short-term investments in Level 2 are carried at cost which approximates fair value.

During the first quarter of 2010, there were no significant transfers in or out of Level 1 and Level 2.  During the first quarter of 2009, there were no significant transfers in or out of Level 1 and $15.4 million of transfers out of Level 2 into Level 3.

At March 31, 2010 and December 31, 2009, Level 3 assets totaled $147.0 million and $150.0 million, respectively, representing 1.4% and 1.4%, respectively, of total assets measured at fair value on a recurring basis.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at March 31, 2010 and December 31, 2009 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Net unrealized depreciation related to Level 3 investments at March 31, 2010 and December 31, 2009 approximated $17.4 million and $23.9 million, respectively.

The following tables present analyses of the changes during the three month periods ended March 31, 2010 and 2009 in Level 3 assets measured at fair value on a recurring basis:

		Net realized/unrealized			Purchases,
		gains (losses) included in:			sales,
			Realized		issuances
	Balance	Net	net		and	Transfers	Balance
Three Months Ended	January 1,	investment	capital		settlements,	in (out)	March 31,
March 31, 2010	2010	income	(losses)(1)	AOCI	net	of Level 3	2010
	(in millions)
Fixed maturities available for sale:
Foreign governments	$1.4	$—	$—	$0.2	$(1.6)	$—	$—
Asset-backed:
RMBS	18.6	(0.4)	(6.1)	8.8	(1.7)	—	19.2
CMBS	32.7	(0.1)	—	1.7	(0.4)	—	33.9
Other asset-backed	17.6	—	—	0.3	(1.6)	—	16.3
Equities available for sale	7.5	—	—	—	—	—	7.5
Other invested assets(2)	72.2	(3.2)	—	0.2	(1.5)	—	67.7
Other assets	—	—	—	—	2.4	—	2.4
Total	$150.0	$(3.7)	$(6.1)	$11.2	$(4.4)	$—	$147.0

(1)

There were $6.1 million of OTTI related to RMBS fixed maturities available for sale that was recorded in realized net capital losses in the three months ended March 31, 2010 on instruments still held at March 31, 2010.

(2)	Primarily private equities.

		Net realized/unrealized
		gains (losses) included in:			Purchases,
			Realized		sales,
			net		issuances
	Balance	Net	capital		and	Transfers	Balance
Three Months Ended	January 1,	investment	gains		settlements,	in (out)	March 31,
March 31, 2009	2009	income	(losses)(1)	AOCI	net	of Level 3	2009
	(in millions)
Fixed maturities available for sale:
States, municipalities and political subdivisions	$—	$—	$—	$(0.1)	$11.4	$—	$11.3
Foreign governments	0.7	—	—	(0.1)	—	—	0.6
Asset-backed:
RMBS	35.1	1.1	(8.8)	3.9	(2.2)	—	29.1
CMBS	36.7	(0.1)	0.1	(0.8)	(0.2)	1.0	36.7
Other asset-backed	12.9	(0.3)	—	1.5	(0.3)	9.4	23.2
Equities available for sale	2.5	—	—	—	—	5.0	7.5
Other invested assets(2)	33.2	1.0	—	(1.9)	25.0	—	57.3
Other assets	—	—	—	—	5.3	—	5.3
Total	$121.1	$1.7	$(8.7)	$2.5	$39.0	$15.4	$171.0

(1)	There were no unrealized losses recorded in realized net capital losses in the three months ended March 31, 2009 on instruments still held at March 31, 2009.
(2)	Primarily private equities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(e) Assets Measured at Fair Value on a Non-Recurring Basis

None of TRH’s assets were written down to fair value on a non-recurring basis during the three month periods ended March 31, 2010 and 2009.

4. Investments

(a) Statutory Deposits

Investments with carrying values of $623 million and $606 million at March 31, 2010 and December 31, 2009, respectively, were deposited with governmental authorities as required by law. The substantial majority of these deposits are fixed maturities and equities available for sale.

(b) Gross Unrealized Gains and Losses

The amortized cost and fair value of fixed maturities at March 31, 2010 and December 31, 2009 are summarized as follows:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value	OTTI(1)
	(in thousands)
March 31, 2010
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,213,120	$58,885	$(2,497)	$1,269,508	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$793,540	$5,646	$(2,449)	$796,737	$—
States, municipalities and political subdivisions	5,398,813	180,172	(31,826)	5,547,159	—
Foreign governments	588,230	6,369	(1,319)	593,280	—
Corporate	2,433,621	73,793	(6,029)	2,501,385	(386)
Asset-backed:
RMBS	317,652	201	(65,094)	252,759	(113,820)
CMBS	103,424	2,714	(13,767)	92,371	—
Other asset-backed	34,804	—	(1,842)	32,962	—
Total	$9,670,084	$268,895	$(122,326)	$9,816,653	$(114,206)

(1)

Represents the non-credit portion of OTTI, not adjusted for subsequent changes in unrealized gains or losses, taken on securities still held as of period-end (including the pre-tax CEA recorded in 2009), pursuant to accounting guidance adopted on April 1, 2009. See Note 2(a) for additional information.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Amortized	Gross Unrealized
	Cost(1)	Gains	Losses	Fair Value	OTTI(2)
	(in thousands)
December 31, 2009
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,214,238	$59,959	$(2,800)	$1,271,397	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$528,290	$3,414	$(2,896)	$528,808	$—
States, municipalities and political subdivisions	5,513,019	189,987	(34,178)	5,668,828	—
Foreign governments	543,011	18,876	(8,346)	553,541	—
Corporate	2,228,438	120,554	(31,951)	2,317,041	(386)
Asset-backed:
RMBS	334,226	707	(76,488)	258,445	(107,107)
CMBS	99,436	6,836	(13,081)	93,191	—
Other asset-backed	35,514	1,006	(1,602)	34,918	—
Total	$9,281,934	$341,380	$(168,542)	$9,454,772	$(107,493)

(1)	See Note 1 of Notes to Condensed Consolidated Financial Statements.
(2)

Represents the non-credit portion of OTTI, not adjusted for subsequent changes in unrealized gains or losses, taken on securities still held as of period-end (including the pre-tax CEA), pursuant to accounting guidance adopted on April 1, 2009. See Note 2(a) for additional information.

At March 31, 2010 and December 31, 2009, net unrealized appreciation (depreciation) of equities available for sale included gross gains of $59.5 million and $67.8 million, respectively, and gross losses of ($1.9) million and ($2.1) million, respectively. (See Note 1 of Notes to Condensed Consolidated Financial Statements.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(c) Contractual Maturities of Fixed Maturities

The amortized cost and fair value of fixed maturities at March 31, 2010 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	As of March 31, 2010
	Amortized	Fair
	Cost	Value
	(in thousands)
Fixed maturities held to maturity:
Due after one through five years	$26,333	$28,756
Due after five years through ten years	195,958	206,061
Due after ten years	990,829	1,034,691
Total	$1,213,120	$1,269,508

Fixed maturities available for sale:
Non-asset backed:
Due in one year or less	$375,300	$379,221
Due after one through five years	1,942,331	1,999,686
Due after five through ten years	2,206,280	2,281,263
Due after ten years	4,690,293	4,778,390
Asset-backed (1)	455,880	378,093
Total	$9,670,084	$9,816,653

(1)	Asset-backed fixed maturities by their nature do not generally have single maturity dates.

(d) Net Investment Income

An analysis of net investment income follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Fixed maturities	$108,661	$106,108
Equities	2,563	4,095
Other invested assets (including alternative investments)	1,909	(2,051)
Other	2,658	4,051
Total investment income	115,791	112,203
Investment expenses	(3,181)	(2,385)
Net investment income	$112,610	$109,818

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(e) Investment Gains and Losses

Realized net capital losses are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Realized net capital (losses) gains resulted from:
Total OTTI	$(13,045)	$(45,473)
Less: OTTI recognized in OCI	6,713	—
OTTI charged to earnings	(6,332)	(45,473)
Sales and redemptions of securities	19,444	(10,372)
Net foreign currency transaction losses	(15,001)	(4,726)
Total	$(1,889)	$(60,571)

Realized net capital (losses) gains by source:
Fixed maturities	$(1,737)	$(10,288)
Equity securities available for sale	14,848	(45,563)
Net foreign currency transaction losses	(15,001)	(4,726)
Other	1	6
Total	$(1,889)	$(60,571)

The change in net unrealized (depreciation) appreciation of investments is summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Change in net unrealized (depreciation) appreciation of investments, before deferred income tax effect:
Fixed maturities carried at amortized cost	$(771)	$32,515
Fixed maturities carried at fair value(1)	(26,269)	173,847
Equity securities available for sale carried at fair value(1)	(8,095)	(8,570)
Other	266	(4,490)
Total	$(34,869)	$193,302

(1)	See Note 1 of Notes to Condensed Consolidated Financial Statements.

Gross realized gains and gross realized losses on sales and redemptions of TRH’s available for sale securities were as follows:

	Three Months Ended March 31,
	2010		2009
	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized
	Gains	Losses	Gains	Losses
	(in millions)
Fixed maturities	$6.8	$(2.2)	$11.4	$(0.9)
Equity securities	15.4	(0.6)	6.1	(26.8)

Equity securities sold at a loss in the first quarter of 2010 and 2009 were in a continuous unrealized loss position for 12 months or less and did not meet the conditions of TRH’s accounting policy to be considered OTTI at any quarter-end prior to the time of sale. (See Note 4(g) for the criteria TRH uses to evaluate if an equity investment is considered OTTI.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

TRH’s equity security investment strategy includes the intent to optimize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.  In the first quarter of 2009, securities in the equities available for sale portfolio were sold for a number of reasons, including the desire over time to take advantage of tax-basis capital loss carry-backs and the repositioning of TRH’s equity portfolio with respect to the changes in the investment and credit markets during the first quarter of 2009.

As discussed in Note 4(g), the OTTI amounts on certain fixed maturities are separated into credit loss and non-credit loss components. The credit loss impairments are recognized in earnings as realized capital losses, while the non-credit loss impairments are recorded in OCI. Pursuant to accounting guidance adopted on April 1, 2009, the following table sets forth the amount of credit loss impairments on fixed maturities held by TRH as of March 31, 2010, for which a portion of the OTTI amount was recorded in OCI.

Three Months Ended March 31, 2010
(in millions)
Beginning balance	$4.5
New securities subject to credit impairment losses	6.3
Ending balance	$10.8

(f) Aging of Gross Unrealized Losses

As of March 31, 2010 and December 31, 2009, the aging of the gross unrealized losses with respect to all fixed maturities and equities, grouped by months in a continuous unrealized loss position, was as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in millions)
March 31, 2010:
Fixed maturities:
U.S. Government and government agencies	$401	$(3)	$—	$—	$401	$(3)
States, municipalities and political subdivisions	501	(7)	445	(27)	946	(34)
Foreign governments	237	(1)	—	—	237	(1)
Corporate	458	(3)	157	(3)	615	(6)
Asset-backed:
RMBS	52	(4)	198	(61)	250	(65)
CMBS	3	*	51	(14)	54	(14)
Other asset-backed	4	(1)	29	(1)	33	(2)
Total fixed maturities	1,656	(19)	880	(106)	2,536	(125)
Equities available for sale	56	(2)	—	—	56	(2)
Total	$1,712	$(21)	$880	$(106)	$2,592	$(127)

*	Rounds to less than $1 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in millions)
December 31, 2009:
Fixed maturities:
U.S. Government and government agencies	$298	$(3)	$—	$—	$298	$(3)
States, municipalities and political subdivisions	470	(7)	451	(30)	921	(37)
Foreign governments	227	(5)	16	(3)	243	(8)
Corporate	593	(9)	244	(23)	837	(32)
Asset-backed:
RMBS	75	(52)	101	(24)	176	(76)
CMBS	1	*	45	(13)	46	(13)
Other asset-backed	3	*	13	(2)	16	(2)
Total fixed maturities	1,667	(76)	870	(95)	2,537	(171)
Equities available for sale	81	(2)	—	—	81	(2)
Total	$1,748	$(78)	$870	$(95)	$2,618	$(173)

*	Rounds to less than $1 million.

At March 31, 2010, the carrying value of TRH’s fixed maturity and equity securities aggregated $11.54 billion with aggregate pre-tax gross unrealized losses of $127 million. Additional information about these securities is as follows:

•                  Securities with gross unrealized losses were valued, in the aggregate, at approximately 95.3% of their current cost or amortized cost.

•                  Approximately 96.2% of these securities had unrealized losses of less than or equal to 20% of their current cost or amortized cost.

•                  Approximately 2.6% of the fixed maturity securities had issuer credit ratings which were below investment grade or not rated.

At March 31, 2010, TRH held 395 and 47 individual fixed maturity and equity investments, respectively, that were in an unrealized loss position, of which, 138 individual fixed maturity investments were in a continuous unrealized loss position for 12 months or more.

As of March 31, 2010 and December 31, 2009, no single issuer accounted for more than 13% and 10%, respectively, of the aggregate gross unrealized losses.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At March 31, 2010 and December 31, 2009, the gross unrealized losses for all fixed maturities and equities available for sale included the following concentrations:

	Concentration as of
	March 31, 2010	December 31, 2009
	(in millions)
RMBS	$65	$76
States, municipalities and political subdivisions	34	37
CMBS	14	13
Banking and financial institutions	5	30
Others	9	17
Total	$127	$173

The fair value of fixed maturities in an unrealized loss position at March 31, 2010 and December 31, 2009, by contractual maturity, is shown below:

	March 31, 2010	December 31, 2009
	(in millions)
Non-asset backed:
Due in one year or less	$65	$116
Due after one year through five years	539	536
Due after five through ten years	340	515
Due after ten years	1,255	1,132
Asset-backed (1)	337	238
Total	$2,536	$2,537

(1)	Asset-backed fixed maturities by their nature do not generally have single maturity dates.

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

The determination that a security has incurred OTTI requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in credit markets in recent years, in which TRH could not reasonably assert that the impairment period would be temporary (severity losses). The analysis of any individual security for OTTI is performed based on its functional currency. Additional criteria considered includes a security’s business prospects, the investment’s credit ratings and whether there have been any recent downgrades, whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment, market values, issuer specific financial information and available information from asset managers and rating agencies for individual securities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

OTTI on all investments other than fixed maturities are recognized through earnings as a realized capital loss. OTTI on fixed maturities prior to the second quarter of 2009 were recognized through earnings as a realized capital loss. Effective in the second quarter of 2009, at each balance sheet date, TRH recognizes an OTTI on a fixed maturity in an unrealized loss position if (a) TRH intends to sell the security; (b) it is more likely than not TRH will be required to sell the security prior to an anticipated recovery in fair value, in order to meet a liquidity, regulatory or other business need; or (c) TRH determines it will not recover the entire amortized cost basis of the security.

If TRH intends to sell an impaired fixed maturity, or if it is more likely than not it will have to be sold, the total amount of the unrealized loss position is recognized in earnings as a realized capital loss. On a quarterly basis, TRH develops for fixed maturities, a best estimate of the present value of expected cash flows on a security by security basis. If the results of the cash flow analysis indicate TRH will not recover the full amount of its amortized cost basis in the investment, TRH recognizes OTTI equal to the difference between the present value of expected cash flows and the amortized cost basis of the security. This amount is the credit component of the OTTI and is recorded in earnings as a realized capital loss. The difference between the total unrealized loss position on the security and the OTTI amount recognized in earnings is non-credit related and is recorded in OCI as “net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken”.

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

At March 31, 2010, the large majority of fixed maturities in an unrealized loss position consist of highly-rated state, municipality or political subdivision and asset-backed fixed maturities. TRH did not consider the unrealized losses on these impaired fixed maturities to be credit related. In making these determinations, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH’s history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs. TRH does not intend to sell these securities, and will not likely be required to sell these securities before an anticipated recovery in fair value. Other considerations included the length of time and extent to which the security has been in an unrealized loss position, observable adverse conditions specifically related to the issuer or industry sector of the security, conditions in the country of issuance or primary market for the security, historical and implied volatility of the security’s fair value, defaults on principal or interest payments, and recoveries or further declines in fair value subsequent to the balance sheet date.

At March 31, 2010, the pre-tax gross unrealized loss for all equities was $2 million, of which none were in an unrealized loss position for 12 months or more. As these equities did not meet TRH’s criteria for OTTI of equity securities and TRH has the intent and ability to hold these securities to recovery, TRH determined that there was no OTTI on these securities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5. Income Taxes

The U.S. federal income tax rate was 35% for 2010 and 2009. Actual tax expense on income before income taxes differs from the “expected” amount computed by applying the U.S. federal income tax rate because of the following:

	Three Months Ended March 31,
	2010		2009
		Percent of		Percent of
		Income Before		Income Before
	Amount	Income Taxes	Amount	Income Taxes
	(dollars in thousands)
Expected Tax Expense	$6,678	35.0%	$31,597	35.0%
Adjustments:
Tax exempt interest	(22,327)	(117.0)	(22,216)	(24.6)
Dividends received deduction	(363)	(1.9)	(638)	(0.7)
Effective tax rate method adjustment	18,823	98.6	6,409	7.1
Other	394	2.1	(112)	(0.1)
Actual Tax Expense	$3,205	16.8%	$15,040	16.7%

Under the effective tax rate method, the estimated full year effective tax rate is applied to the interim year-to-date income before income taxes to determine the income tax expense for the year-to-date period.  Tax expense for any quarter represents the difference between the year-to-date amount for the current year-to-date period less such amount for the immediately preceding year-to-date period, if any.  In estimating the full year effective tax rate, management takes into account the estimated impact of all known events.

Income tax benefits from catastrophe costs relating to events occurring in the first three months of 2010 were $27 million.  TRH expects to recognize an additional $19 million of income tax benefits related to these events in subsequent quarters of 2010.  Income taxes from catastrophe costs for the first quarter of 2009 were minimal.

6. Senior Notes

No repurchases of TRH’s 8.00% senior notes due in 2039 (the “2039 Notes”) nor 5.75% senior notes due in 2015 (the “2015 Notes” and together with the 2039 Notes, the “Senior Notes”) occurred in the first three months of 2010.  In the first three months of 2009, TRH repurchased portions of the 2015 Notes from non-related parties as detailed below:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Principal amount repurchased	$—	$26
Repurchase price	—	16
Gain on early extinguishment of debt	—	10

In November 2009, the Company completed a public offering of $350 million aggregate principal amount of its 2039 Notes.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The balance sheet carrying value, unamortized original issue discount, outstanding principal amount and fair value of the Senior Notes are presented below. The unamortized original issue discount is being amortized over the term of the notes on the effective interest rate method. The fair values are based on quoted market prices.

	As of March 31, 2010		As of December 31, 2009
	2015 Notes	2039 Notes	2015 Notes	2039 Notes
	(in millions)
Balance sheet carrying amount	$692.9	$340.3	$692.8	$340.3
Unamortized original issue discount	2.1	9.7	2.2	9.7
Outstanding principal amount	695.0	350.0	695.0	350.0
Fair value	697.6	358.6	712.5	359.3

Interest expense incurred and paid in connection with the Senior Notes was as follows, there were no scheduled interest payments on the Senior Notes for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Interest expense incurred	$17,086	$10,362
Interest paid	—	—

7. Net Income Per Common Share

Net income per common share has been computed in the following table based upon weighted average common shares outstanding.

	Three Months Ended
	March 31,
	2010	2009
	(in thousands, except per share data)
Net income (numerator)	$15,875	$75,236

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	67,485	67,353
Less: Average shares in treasury	(1,606)	(989)
Average outstanding shares - basic (denominator)	65,879	66,364
Average potential shares from stock compensation(1)	672	212
Average outstanding shares - diluted (denominator)	66,551	66,576

Net income per common share:
Basic	$0.24	$1.13
Diluted	0.24	1.13

(1)

The three months ended March 31, 2010 excludes the effect of 1.8 million anti-dilutive shares (from a total of 3.6 million potential shares). The three months ended March 31, 2009 excludes the effect of 2.4 million anti-dilutive shares (from a total of 2.8 million potential shares).

8. Impact of Catastrophe Costs

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

The first quarter of 2010 includes net catastrophe costs of $130.4 million, $105 million of which is related to the earthquake in Chile.  The first quarter of 2009 had no significant net catastrophe costs for events occurring during the period.

Summaries of the components of pre-tax net catastrophe costs for the three months ended March 31, 2010 and 2009 are presented below:

	Three Months Ended
	March 31,
	2010	2009
	(in millions)
Net losses and LAE incurred from catastrophe events occuring in:
Current year	$135.4	$—
Prior years	—	(1.5)
Total net losses and LAE incurred from catastrophe events	135.4	(1.5)
Net (assumed) ceded reinstatement premiums	(5.0)	0.6
Net catastrophe costs	$130.4	$(0.9)

Losses and LAE incurred from catastrophe events:
Gross	$135.4	$2.2
Ceded	—	(3.7)
Net	135.4	(1.5)
Reinstatement premiums:
Gross	(5.0)	1.3
Ceded	—	(0.7)
Net	(5.0)	0.6
Net catastrophe costs	$130.4	$(0.9)

A summary of pre-tax net catastrophe costs by segment for the three months ended March 31, 2010 and 2009 is presented below:

	Three Months Ended
	March 31,
	2010	2009
	(in millions)
Domestic	$3.0	$2.3
International-Europe	54.0	(3.1)
International-Other	73.4	(0.1)
Total	$130.4	$(0.9)

9. Pension and Other Postretirement Benefits

Through various dates in 2009, a substantial majority of TRH’s employees were eligible to participate in certain benefit plans sponsored by American International Group, Inc. (“AIG”) and its subsidiaries (collectively, the “AIG Group”), including noncontributory defined benefit (“DB”) pension plans, defined contribution (“DC”) pension plans and other postretirement benefit plans. Certain of the pension plans were multiemployer plans in that they did not separately identify plan benefits and plan assets attributable to participating companies. For such plans, only contributions paid or accrued were charged to expense.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

As of January 1, 2010, TRH employees no longer participate in benefit plans sponsored by the AIG Group. TRH employees now participate in DB pension, DC pension and other post retirement benefit plans sponsored and maintained by TRH. In general, vested and unvested benefits accrued through the end of 2009 by TRH employees participating in AIG sponsored plans have been assumed by a new corresponding TRH pension plan, and in the case of the U.S. DB pension plans, benefits were frozen as of December 31, 2009. In 2010, TRH established a new DB pension plan for these frozen benefit liabilities. In the first quarter of 2010, a DB pension plan sponsored by the AIG Group transferred a large portion of the funds relating to TRH’s employees’ prior participation in the comparable AIG Group plan into the new TRH DB pension plan, with the balance of the funds to be transferred later in 2010. In addition, in 2010, TRH has established new DC pension plans to provide pension benefits earned by its employees after 2009. These plans are not material to results of operations, financial condition or cash flows.

10. Transactions with AIG

(a) Secondary Public Offerings of the Company’s Common Stock by the AIG Group

Prior to June 10, 2009, AIG beneficially owned approximately 59% of the Company’s outstanding shares. On June 10, 2009, AIG and American Home Assurance Company (“AHAC”), a wholly owned subsidiary of AIG, consummated a secondary public offering (the “June 2009 Offering”) of 29.9 million issued and outstanding shares of the Company’s common stock owned by AIG and AHAC. According to the Form 13F filed on February 18, 2010 by AIG, as of December 31, 2009, the AIG Group had sole voting authority over 9.2 million shares of the Company’s common stock, representing approximately 13.8% of the Company’s outstanding shares as of December 31, 2009.

In connection with the June 2009 Offering, TRH entered into a Master Separation Agreement (the “MSA”) with AIG and AHAC on May 28, 2009. The MSA set forth TRH’s agreements with AIG and AHAC regarding the orderly separation of TRH from AIG, AHAC and their subsidiaries (the “Separation”) and governs certain aspects of TRH’s relationship with AIG, AHAC and their subsidiaries on a going forward basis, including their waiver of certain rights they may have under intercompany agreements and insurance agreements. TRH also entered into a transition services agreement (the “TSA”) with AIG, pursuant to which the AIG Group would continue to provide various services to TRH for a limited period of time following the Separation while TRH transitioned away from receiving such services from the AIG Group by either outsourcing the services or bringing the services in-house. As of December 31, 2009, TRH has completed the transition of most services from the AIG Group. As part of the transition process, TRH entered into subleases with the AIG Group for office space in New York, Chicago and Toronto.

On March 15, 2010, AHAC consummated another secondary public offering (the “March 2010 Offering”, and collectively with the June 2009 Offering, the “Secondary Offerings”) of 8.5 million issued and outstanding shares of the Company’s common stock owned by AHAC. The Company repurchased two million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company’s common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company’s outstanding shares.

(b) Reinsurance Assumed from the AIG Group

Gross premiums written of approximately $69.9 million (6.3%) and $75.8 million (6.7%) in the first quarter of 2010 and 2009, respectively, were originated by the AIG Group and ceded to TRH. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH’s marketing efforts and then ceded to TRH by prearrangement; and (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH’s marketing efforts and then ceded to TRH by prearrangement are not material. (See Note 12 for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.)

(c) Reinsurance Recoverables on Paid and Unpaid Losses and LAE

As of March 31, 2010 and December 31, 2009, $262.8 million and $266.5 million, respectively, of reinsurance recoverables on paid and unpaid losses and LAE were recoverable from the AIG Group.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11. Cash Dividends

In the first quarter of 2010, the Company’s Board of Directors declared a dividend of $0.20 per common share, or approximately $13 million in the aggregate, payable on June 18, 2010.

12. Reinsurance Ceded

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

Premiums written, premiums earned and losses and LAE incurred are comprised as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Gross premiums written	$1,114,252	$1,134,327
Ceded premiums written	(87,953)	(87,225)
Net premiums written	$1,026,299	$1,047,102

Gross premiums earned	$1,045,867	$1,040,464
Ceded premiums earned	(53,272)	(63,933)
Net premiums earned	$992,595	$976,531

Gross incurred losses and LAE	$798,710	$708,088
Reinsured losses and LAE ceded	(12,386)	(38,274)
Net incurred losses and LAE	$786,324	$669,814

Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and LAE and reinsured losses and LAE ceded include amounts, which, by prearrangement with TRH, were assumed from a subsidiary of the AIG Group and then ceded in an equal amount to affiliates of that subsidiary of the AIG Group.  Gross premiums written and ceded premiums written include $62.7 million and $57.8 million in the first quarter of 2010 and 2009, respectively, relating to such arrangements.  Gross premiums earned and ceded premiums earned include $31.5 million and $41.0 million in the first quarter of 2010 and 2009, respectively, relating to such arrangements. Gross incurred losses and LAE and reinsured losses and LAE ceded include $12.7 million and $23.0 million in the first quarter of 2010 and 2009, respectively, relating to such arrangements.

13. Segment Information

TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Senior Notes) and stock-based compensation expense.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Financial data from the London and Paris branches and from Trans Re Zurich Reinsurance Company Ltd are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches are grouped as International-Other and represent the aggregation of segments that are generally not material. In each segment, property and casualty reinsurance is provided to insurers and reinsurers on a treaty and facultative basis, through brokers or directly to ceding companies.

The following table is a summary of financial data by segment:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Domestic:
Net premiums written	$537,206	$584,373
Net premiums earned(1)	523,684	515,264
Net investment income	74,307	72,068
Realized net capital gains (losses)	14,068	(54,089)
Revenues	612,059	543,121
Net losses and LAE	367,000	354,763
Underwriting expenses(2)	147,263	138,661
Underwriting profit(3)(4)	9,421	21,840
Income before income taxes	72,926	33,811

International-Europe:
Net premiums written	$359,013	$347,681
Net premiums earned(1)	338,770	356,168
Net investment income	29,296	29,623
Realized net capital losses	(12,552)	(1,871)
Revenues	355,514	383,920
Net losses and LAE	288,140	259,255
Underwriting expenses(2)	79,401	92,616
Underwriting (loss) profit(3)(4)	(28,771)	4,297
(Loss) income before income taxes	(11,880)	31,914

International-Other(5):
Net premiums written	$130,080	$115,048
Net premiums earned(1)	130,141	105,099
Net investment income	9,007	8,127
Realized net capital losses	(3,405)	(4,611)
Revenues	135,743	108,615
Net losses and LAE	131,184	55,796
Underwriting expenses(2)	46,477	28,272
Underwriting (loss) profit(3)(4)	(47,520)	21,031
(Loss) income before income taxes	(41,966)	24,551

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Consolidated:
Net premiums written	$1,026,299	$1,047,102
Net premiums earned(1)	992,595	976,531
Net investment income	112,610	109,818
Realized net capital losses	(1,889)	(60,571)
Revenues	1,103,316	1,035,656
Net losses and LAE	786,324	669,814
Underwriting expenses(2)	273,141	259,549
Underwriting (loss) profit(3)(4)	(66,870)	47,168
Income before income taxes	19,080	90,276

(1)	Net premiums earned from the AIG Group was approximately $84 million and $80 million for the three months ended March 31, 2010 and 2009, respectively, and were included mainly in Domestic.
(2)	Underwriting expenses represent the sum of net commissions, (increase) decrease in deferred policy acquisition costs and other underwriting expenses.
(3)	Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses.
(4)	See Note 8 for net catastrophe costs by segment.
(5)

The Miami and Toronto branch segment data was considered material for only the first quarter of 2010 and/or 2009. Certain key Miami and Toronto data elements, which are included in International-Other, in the 2010 and 2009 periods are as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Miami (serving Latin America and the Caribbean):
Revenues	$63,580	$55,787
(Loss) income before income taxes	(60,770)	15,793

Toronto:
Revenues	$28,791	$20,250
Income before income taxes	9,592	2,349

14. Legal Proceedings

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

On September 30, 2009, TRH initiated arbitration proceedings against United Guaranty Residential Insurance Company, United Guaranty Mortgage Indemnity Company, United Guaranty Credit Insurance Company and United Guaranty Residential Insurance Company of North Carolina (collectively, “UGC”), each a subsidiary of the AIG Group. The arbitration proceedings involve certain contracts related to subprime mortgages and credit default insurance pursuant to which UGC purchased reinsurance from TRH (the “Disputed Contracts”). TRH seeks in the proceedings, among other things, to rescind the Disputed Contracts. While the final outcome cannot be predicted with certainty, TRH believes these arbitration proceedings, when resolved, will not have a material adverse effect on TRH’s consolidated results of operations, financial position or cash flows.

In addition, from time to time, regulators commence investigations into insurance and reinsurance industry practices. TRH has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests. While TRH does not believe that any of these inquiries will have a material impact on TRH’s business or financial results, it is not possible to predict with any certainty at this time what impact, if any, these inquiries may have on TRH’s business or financial results.

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

These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K of Transatlantic Holdings, Inc. for the year ended December 31, 2009. TRH is not under any obligation to (and expressly disclaims any such obligation to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Part I - Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(“MD&A”)

Throughout this Quarterly Report on Form 10-Q, Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries, “TRH”) presents its operations in the way it believes will be most meaningful. In certain instances, TRH’s unpaid losses and loss adjustment expenses (“LAE”) are presented net of related reinsurance recoverable (“net loss reserves”) in accordance with principles prescribed or permitted by insurance regulatory authorities, as these are standard measures in the insurance and reinsurance industries.

Financial Statements

The following discussion refers to the consolidated financial statements of TRH as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009, which are presented elsewhere herein.

Executive Overview

The operations of the Company are conducted principally by its three major operating subsidiaries — Transatlantic Reinsurance Company® (“TRC”), Trans Re Zurich Reinsurance Company Ltd (“TRZ”) and Putnam Reinsurance Company (“Putnam”) — and are managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis — structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Company’s senior notes and stock-based compensation expense). Data from the London and Paris branches and from TRZ are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches are grouped as International-Other and represent the aggregation of segments that are generally not material.

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

In the first three months of 2010, casualty lines comprised 71% of TRH’s net premiums written, while property lines totaled 29%.  In addition, treaty reinsurance totaled approximately 98% of net premiums written, with the balance representing facultative accounts.  Business written by international branches represented approximately 48% of net premiums written in the first three months of 2010.  (See Operational Review for detailed period to period comparisons of such measures.)

TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and income from investments. The great majority of TRH’s investments are in held to maturity and available for sale fixed maturities. In general, premiums are received significantly in advance of related claims payments.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Secondary Public Offerings of the Company’s Common Stock by American International Group, Inc. (“AIG”) and its subsidiaries (collectively, the “AIG Group”)

Prior to June 10, 2009, AIG beneficially owned approximately 59% of the Company’s outstanding shares. On June 10, 2009, AIG and American Home Assurance Company (“AHAC”), a wholly owned subsidiary of AIG, consummated a secondary public offering (the “June 2009 Offering”) of 29.9 million issued and outstanding shares of the Company’s common stock owned by AIG and AHAC. According to the Form 13F filed on February 18, 2010 by AIG, as of December 31, 2009, the AIG Group had sole voting authority over 9.2 million shares of the Company’s common stock, representing approximately 13.8% of the Company’s outstanding shares as of December 31, 2009.

In connection with the June 2009 Offering, TRH entered into a Master Separation Agreement (the “MSA”) with AIG and AHAC on May 28, 2009. The MSA set forth TRH’s agreements with AIG and AHAC regarding the orderly separation of TRH from AIG, AHAC and their subsidiaries (the “Separation”) and governs certain aspects of TRH’s relationship with AIG, AHAC and their subsidiaries on a going forward basis, including their waiver of certain rights they may have under intercompany agreements and insurance agreements. TRH also entered into a transition services agreement (the “TSA”) with AIG, pursuant to which the AIG Group would continue to provide various services to TRH for a limited period of time following the Separation while TRH transitioned away from receiving such services from the AIG Group by either outsourcing the services or bringing the services in-house. As of December 31, 2009, TRH has completed the transition of most services from the AIG Group. As part of the transition process, TRH entered into subleases with the AIG Group for office space in New York, Chicago and Toronto.

On March 15, 2010, AHAC consummated another secondary public offering (the “March 2010 Offering”, and collectively with the June 2009 Offering, the “Secondary Offerings”) of 8.5 million issued and outstanding shares of the Company’s common stock owned by AHAC. The Company repurchased two million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company’s common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company’s outstanding shares.

Consolidated Results

The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009	Change
	(dollars in millions)
Revenues	$1,103.3	$1,035.7	6.5%
Income before income taxes	19.1	90.3	(78.9)
Net income	15.9	75.2	(78.9)

Revenues increased in the first quarter of 2010 compared to the first quarter of 2009 due primarily to a decrease in realized net capital losses. The decrease in realized net capital losses was due principally to a decrease in other-than-temporary impairments (“OTTI”) and an increase in realized net capital gains (losses) on sales and redemptions of securities, partially offset by an increase in foreign currency transaction losses in the first quarter of 2010. The first quarter of 2009 included significant OTTI write-downs resulting from the turmoil in the financial and credit markets in the first half of 2009. (See Note 4(e) of Notes to Condensed Consolidated Financial Statements (“Note 4(e)”) for a breakdown of realized net capital losses.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The first quarter of 2010 included pre-tax net catastrophe costs of $130.4 million, $105 million of which is related to the earthquake in Chile. Net catastrophe costs were insignificant in the first quarter of 2009. Catastrophe costs include net losses and LAE incurred and related reinstatement premiums, the details of which can be found in Note 8 of Notes to Condensed Consolidated Financial Statements (“Note 8”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

Income before income taxes and net income decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of a decrease in underwriting profit, partially offset by a decrease in realized net capital losses. The decrease in underwriting profit was primarily due to increased catastrophe costs in the first quarter of 2010. The decrease in net income between periods was mitigated by tax benefits associated with the increased catastrophe costs. TRH recognized income tax benefits of $27 million relating to net pre-tax catastrophe costs in the first quarter of 2010. TRH expects to recognize an additional $19 million of tax benefits related to first quarter 2010 catastrophe costs in subsequent quarters of 2010. Income tax expenses related to net catastrophe costs were minimal in the first quarter of 2009.

Underwriting profit (loss) is defined as net premiums earned less net losses and LAE incurred, net of commissions and other underwriting expenses, plus (minus) any increase (decrease) in deferred policy acquisition costs. (See Operational Review for further discussion.)

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

During the second half of 2008, the global credit and financial crisis began to significantly impact the insurance and reinsurance markets. First, many alternative reinsurance solutions (such as sidecars) were terminated or not renewed. Second, the impairment of insurance company balance sheets meant historical risk levels in many cases now represented a higher than desired percentage of surplus. Third, Hurricane Ike produced one of the highest insured losses from a natural peril event despite being only a category 2 storm. These changes produced an increase in demand for traditional reinsurance from insurance companies as they could not raise capital by issuing debt, did not want to issue equity at depressed stock prices and lost the ability to access the capital markets for alternative reinsurance solutions. In addition, many reinsurers, affected by similar issues, could not maintain the levels of capacity that they had in recent years to take on risk.

Trends in reinsurance rates at the beginning of 2009 were inconsistent, with rates increasing, staying level or deteriorating depending on the line of business or region. However, as 2009 progressed, improvements in general economic conditions, the strengthening of insurers’ and reinsurers’ balance sheets and the low level of catastrophe losses in 2009 put downward pressure on reinsurance rates. Insurers had greater capacity to retain risk and increased access to capital market alternatives to reinsurance compared to late 2008, while the strengthening of reinsurer balance sheets increased the amount of capacity available in the reinsurance market. Despite weakness in primary rates in several casualty lines and an increase in capacity, reinsurers generally remained disciplined during the January 1, 2010 renewal period. The January 1, 2010 renewals generally saw higher net retentions by cedants and reinsurance rates remaining within acceptable levels while exhibiting greater stability than primary rates.

More specifically, rates on casualty lines were uneven in 2009. Certain lines, like directors’ and officers’ liability (“D&O”) of financial institutions showed rate increases, while others were flat or showed decreases. Results in many casualty lines have benefited from favorable accident year loss severity and frequency trends in 2009, but these trends may not be sustainable. During the January 1, 2010 renewal period, casualty insurance rates generally remained under pressure, with some modest improvements in certain lines. Rates will likely remain under pressure in the near future as excess capacity, good results in recent accident years and strong cedant balance sheets hinder improvements. However, the current low investment yield environment combined with the potential of increased inflation in the future and deterioration from current favorable loss severity and frequency trends may lead to a hardening of casualty reinsurance rates in the future.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In property lines, some catastrophe-exposed regions, particularly peak zones, saw significant rate increases in the first half of 2009, which leveled off in the second half of 2009. Overall this business remained acceptable through the January 1, 2010 renewal period, with rates in the U.S. down slightly and rates outside of the U.S. generally flat. The strengthening of insurers’ balance sheets also led to higher net retentions by cedants during the January 1, 2010 renewal period.

Market conditions generally remained stable from year-end 2009 through the first quarter of 2010. While the catastrophe events in the first quarter of 2010 resulted in significant losses for the industry, they are not expected to meaningfully impact overall catastrophe reinsurance pricing trends. However, as the numerous catastrophe events occurring in the first quarter of 2010 were spread globally, they may positively impact pricing, terms and conditions in non-peak zones.

Additionally, there were two regulatory changes that could potentially impact market conditions in the future. First, Florida removed the requirement for insurers to buy reinsurance to cover exposure to up to the 1-in-100 year event level and expanded the Florida Hurricane Catastrophe Fund, which could potentially reduce the demand for reinsurance coverage. Secondly, the recently enacted U.S. healthcare reform legislation could impact pricing, terms and conditions in accident and health (“A&H”) reinsurance. While the legislation does not directly address reinsurance, certain provisions of the legislation may lead to higher loss costs or changes to terms and conditions of reinsurance contracts, but the creation of new state insurance exchanges could lead to new opportunities.

The existence of favorable or improving market conditions in certain regions and lines of business does not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there can be no assurance that these favorable or improving conditions will occur or remain in effect in the future.

Starting in mid-2007 and continuing through 2009, the U.S. residential mortgage market and the global credit and financial markets experienced serious disruptions, although improvement was evident in the latter part of 2009 through the first quarter of 2010. TRH’s operating results and financial condition have been adversely affected and may continue to be adversely affected by this disruption. (See Disruption in Global Credit and Financial Markets.) However, the current global credit and financial markets may present attractive opportunities for strategic acquisitions and investments, which TRH may, from time to time, evaluate and pursue, particularly given TRH’s strong capital position, financial resources and reputation.

Further information relating to items discussed in this Executive Overview may be found throughout MD&A.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based on TRH’s consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions that it believes to be reasonable, under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, OTTI of investments, premium revenues and deferred policy acquisition costs, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH’s consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected, possibly materially. A discussion of these most critical accounting estimates follows:

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

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

Standard actuarial methodologies employed to estimate ultimate losses incorporate the inherent “lag” from the time claims are reported to the cedant to when the cedant reports the claims to the reinsurer. Certain actuarial methodologies may be more appropriate than others in instances where this “lag” may be inconsistent from period to period. Consequently, additional actuarial judgment is employed in the selection of methodologies to best incorporate the potential impact of this situation.

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

•                  ELRs for the latest accident years generally reflect the ELRs from prior accident years adjusted for the loss trend (see Loss trend factors discussion), as well as the impact of rate level changes and other quantifiable factors. For certain longer-tail lines of business that are typically lower frequency, higher severity classes, such as excess medical malpractice and D&O, ELRs are often utilized for the last several accident years.

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

(Continued)

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

The actuarial methods that TRH employs to determine the appropriate loss reserves for short-tail lines of business are the same as those employed for longer-tail lines. However, the judgments that are made with regard to factors such as loss trends, ELRs and loss development factors for shorter-tail lines generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made regarding longer-tailed lines of business. In contrast to the longer-tailed lines of business, reported losses for the shorter-tailed classes, such as the property lines of business (e.g., fire and homeowners multiple peril) and certain marine and energy classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on assumptions regarding ELRs and loss development factors for many accident years for a given line, these assumptions are generally only relevant for the most recent accident year or two. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter-tailed lines of business.

The characteristics of each line of business are considered in the reserving process. TRH’s major lines of business and reserve methodologies are discussed below:

•                  Other Liability:  The key components of the other liability line of business are excess casualty, D&O and errors and omissions liability (“E&O”).

•                  Excess Casualty:  The vast majority of this class consists of domestic treaties, including pro rata and excess-of-loss contracts of general liability business. Excess casualty is dominated by umbrella business, some of which have very high attachment points. This business is generally very long-tailed and characterized by relatively low frequency and high severity type losses.

•                  D&O and E&O:  These classes are dominated by high layer excess-of-loss D&O business as well as E&O classes such as lawyers and accountants. Much of this business is domestic, although significant amounts are written by the London branch. This business is reviewed separately by operating branch and for pro rata versus excess-of-loss contracts and for treaty versus facultative. Additionally, homogeneous groupings of accountant, lawyer, and architect and engineer risks are reviewed separately. These classes are long-tailed in nature, often characterized by very high attachment points.

•                  Medical Malpractice:  Healthcare professional, which is the most significant component of TRH’s medical malpractice line of business, is reviewed separately for treaty and facultative contracts. Pro rata contracts are reviewed separately from excess-of-loss contracts. There is significant volume in all categories. This class is also quite long-tailed due to the excess-of-loss nature of most of the contracts.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

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

Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses. The majority of TRH’s environmental and asbestos-related net loss reserves arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including the incurred but not reported (“IBNR”) portion, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

See discussion of net development on losses occurring in prior years (which includes a discussion of the causative factors of such net development) under Results of Operations and further information about unpaid losses and LAE (“gross loss reserves”) under Financial Condition and Liquidity.

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

The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An active market is one in which transactions for the asset being valued occurs with sufficient frequency and volume to provide pricing information on an ongoing basis. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly for the asset being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions. (See Note 3 for the valuation techniques and inputs that TRH uses to determine the fair value.)

As of March 31, 2010, of TRH’s $10.4 billion of available for sale fixed maturity and equity securities and other invested assets measured at fair value on a recurring basis, $10.3 billion was based on prices received from independent pricing services and $0.1 billion was based on non-binding broker quotes or internal valuation sources. Fair values from all external sources were reviewed by management, but none were adjusted.

Through June 30, 2009, the AIG Group managed the investments and performed investment recordkeeping and the valuation services discussed in Note 3 of Notes to Condensed Consolidated Financial Statements (“Note 3”) for TRH. Effective July 1, 2009, TRH employs third parties not affiliated with AIG to provide these services.

See Note 3 for discussion of how TRH determines the fair value of its fixed maturities available for sale, equities available for sale and certain short-term investments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At March 31, 2010, TRH classified $147.0 million of assets measured at fair value on a recurring basis as Level 3. This represented 1.4% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

•                  Certain residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”): These assets initially are valued at the transaction price. Subsequently, they may be valued by comparison to transactions in instruments with similar collateral and risk profiles, remittances received and updated cumulative loss data on underlying obligations, discounted cash flow techniques and/or option adjusted spread analyses.

•                  Certain other asset-backed securities—non-mortgage: These assets initially are valued at the transaction price. Subsequently, they may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable securities.

•                  Other invested assets: Fair values for other invested assets, principally private equity investments, are initially valued at the transaction price. Subsequently, fair value is based on the financial statement information of the investee.

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

There can, however, be no assurance that TRH has accurately assessed the level of OTTI reflected in its financial statements. Furthermore, additional OTTI may need to be taken in the future. Historical trends may not be indicative of future OTTI.

At March 31, 2010, TRH had gross unrealized losses on all fixed maturities (including fixed maturities classified as held to maturity) and equities totaling $127 million which did not meet the criteria for OTTI charged to earnings. If TRH’s determination of OTTI is materially incorrect, it could have a material adverse effect on TRH’s financial condition, results of operations and cash flows.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

(d) Premium Revenues

Management must make certain judgments in the determination of premiums written and earned by TRH. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. For excess-of-loss treaty contracts, premiums are generally recorded as written based on contract terms and are earned ratably over the terms of the related coverages provided. In the first three months of 2010, treaty contracts have generated approximately 98% of TRH’s premium revenues. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. Such estimates of premiums earned are considered when establishing the IBNR portion of loss reserves. The differences between these estimates and the actual data subsequently reported, which may be material as a result of the diversity of cedants and reporting practices and the inherent difficulty in estimating premium inflows, among other factors, are recorded in the period when the actual data become available and may materially affect results of operations. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

TRH has provided no allowance for bad debts relating to the premium estimates based on its historical experience, the general profile of its cedants and the ability TRH has in most cases to significantly offset these premium receivables with losses and LAE or other amounts payable to the same parties.

(e) Deferred Policy Acquisition Costs

Policy acquisition costs, consisting primarily of net commissions incurred on business conducted through reinsurance contracts or certificates, are deferred and then amortized over the period in which the related premiums are earned, generally one year. The evaluation of recoverability of policy acquisition costs to be deferred considers the expected profitability of the underlying treaties and facultative certificates, which may vary materially from actual results. If the actual profitability varies from the expected profitability, the impact of such differences is recorded, as appropriate, when actual results become known and may have a material effect on results of operations.

Operational Review

Results of Operations

TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital losses, gain on early extinguishment of debt and total revenue of TRH for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009	Change
	(dollars in millions)
Net premiums written	$1,026.3	$1,047.1	(2.0)%
Net premiums earned	992.6	976.5	1.6
Net investment income	112.6	109.8	2.5
Realized net capital losses	(1.9)	(60.6)	(96.9)
Gain on early extinguishment of debt	—	9.9	(100.0)
Total revenues	1,103.3	1,035.7	6.5

Net premiums written decreased in the first quarter of 2010 compared to the first quarter of 2009 due in part to the continued impact of competitive market conditions which led TRH in recent periods to not renew certain business that did not meet TRH’s underwriting standards.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

A breakdown of total net premiums written for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2010	2009

Casualty	70.6%	72.9%
Property	29.4	27.1
Total	100.0%	100.0%

Treaty	97.6%	97.6%
Facultative	2.4	2.4
Total	100.0%	100.0%

Domestic	52.3%	55.8%
International	47.7	44.2
Total	100.0%	100.0%

The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the first quarter of 2010 compared to the same 2009 period.

Three
Months Ended
March 31
Change excluding foreign exchange	(5.3)%
Foreign exchange effect	3.3
Change as reported in U.S. dollars	(2.0)%

Domestic net premiums written decreased in the first quarter of 2010 by $47.2 million, or 8.1%, from the first quarter of 2009 to $537.2 million. Significant decreases in Domestic net premiums written were recorded in the auto liability ($34.2 million) and A&H ($22.9 million) lines. These decreases were partially offset by significant increases in the other liability ($10.1 million) line.

International net premiums written increased in the first quarter of 2010 by $26.4 million, or 5.7%, from the first quarter of 2009 to $489.1 million. The most significant increases in net premiums written occurred in TRZ ($15.4 million) and the Toronto ($7.5 million) branch, partially offset by a decrease in the London ($7.9 million) branch. Significant increases in International net premiums written were recorded in the property ($18.8 million) and A&H ($14.5 million) lines.  The increase in International net premiums written was due principally to the impact of changes in foreign currency exchange rates. Changes in foreign currency exchange rates increased first quarter 2010 net premiums written by $33.6 million compared to the first quarter of 2009. Excluding the impact of changes in foreign exchange rates, International net premiums written would have decreased 1.6% in the first quarter of 2010 compared to the first quarter of 2009.

Generally, reasons for changes in gross premiums written between years are similar to those for net premiums written, except for changes in ceded premiums, including premiums assumed from a subsidiary of AIG that, by prearrangement, were ceded in an equal amount to other subsidiaries of AIG. As further discussed in Note 10 of Notes to Condensed Consolidated Financial Statements and Note 12 of Notes to Condensed Consolidated Financial Statement (“Note 12”), TRH transacts business assumed and ceded with the AIG Group and either accepts or rejects the proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions, among other factors.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

Net investment income in the first quarter of 2010 increased compared to the first quarter of 2009 due to increases in investment income from other invested assets and fixed maturities, partially offset by decreases in investment income from equities and other investment income.  Net investment income from other invested assets can display greater volatility than other classes of investments. (See Note 4(d) of Notes to Condensed Consolidated Financial Statements for a breakdown of the components of net investment income.) In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated increased net investment income in the first quarter of 2010 compared to first quarter of 2009 by approximately $1.5 million.

For the first quarter of 2010 and 2009, the pre-tax effective yields on investments were 3.6% and 4.1%, respectively. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The decrease in the pre-tax effective yield on investments in the first quarter of 2010 compared to the first quarter of 2009 is due in part to a lower pre-tax effective yield on the fixed maturity portfolio.

Realized net capital losses totaled ($1.9) million and ($60.6) million in the first quarter of 2010 and 2009, respectively. Realized net capital losses generally result from (a) investment dispositions, which reflect TRH’s investment and tax planning strategies to optimize after-tax income; (b) OTTI of investments; and (c) foreign currency transaction losses. See Note 4(e) for a breakdown of realized net capital losses.

Realized net capital losses in the first quarter of 2010 included ($6.3) million of OTTI write-downs charged to earnings, relating principally to credit losses on fixed maturities. Realized net capital losses in the first quarter of 2009 included ($45.5) million of OTTI write-downs charged to earnings, resulting in part from declines in market values due to turmoil in the financial and credit markets during the first quarter of 2009.

Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Note 4(g) for the criteria used in the determination of such write-downs.)

OTTI write-downs by balance sheet category and type of impairment recorded for the periods indicated are presented in the table below:

		Lack of	Issuer-
	Severity	Intent to	Specific
	and/or	Hold to	Credit
	Duration	Recovery	Events	Total
	(in millions)
Three months ended March 31, 2010:
Fixed maturities	$—	$—	$(6.3)	$(6.3)
Equities	—	—	—	—
Total included in the statement of operations	$—	$—	$(6.3)	(6.3)
Fixed maturities — included in the statement of comprehensive income				(6.7)
Total				$(13.0)

Three months ended March 31, 2009:
Fixed maturities	$(14.7)	$(6.0)	$—	$(20.7)
Equities	(16.9)	(4.4)	(3.5)	(24.8)
Total included in the statement of operations	$(31.6)	$(10.4)	$(3.5)	(45.5)
Fixed maturities — included in the statement of comprehensive income				—
Total				$(45.5)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

No repurchases of TRH’s 8.00% senior notes due in 2039 (the “2039 Notes”) nor TRH’s 5.75% senior notes due in 2015 (the “2015 Notes” and together with the 2039 Notes, the “Senior Notes”) occurred in the first quarter of 2010. In the first quarter of 2009, TRH repurchased portions of the 2015 Notes from non-related parties as detailed below:

	Three Months Ended
	March 31,
	2010	2009
	(in millions)
Principal amount repurchased	$—	$26
Repurchase price	—	(16)
Gain on early extinguishment of debt	$—	$10

The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results and does not include income from investments. Generally, a combined ratio under 100% indicates an underwriting profit and a combined ratio exceeding 100% indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. TRH’s combined ratio and its components, for all periods in this Form 10-Q, are presented in accordance with the methodology commonly used by insurance industry analysts and TRH’s peers. The combined ratio represents the sum of the loss ratio and the underwriting expense ratio. The loss ratio represents net losses and LAE incurred expressed as a percentage of net premiums earned. The underwriting expense ratio represents the sum of the commission ratio and the other underwriting expense ratio. The commission ratio represents the sum of net commissions and the decrease (increase) in deferred policy acquisition costs expressed as a percentage of net premiums earned. The other underwriting expense ratio represents other underwriting expenses expressed as a percentage of net premiums earned.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH and each of TRH’s reporting segments, for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Consolidated:
Loss ratio	79.2%	68.6%
Commission ratio	23.1	23.2
Other underwriting expense ratio	4.4	3.4
Underwriting expense ratio	27.5	26.6
Combined ratio	106.7%	95.2%

Domestic:
Loss ratio	70.1%	68.9%
Commission ratio	23.4	23.6
Other underwriting expense ratio	4.7	3.3
Underwriting expense ratio	28.1	26.9
Combined ratio	98.2%	95.8%

International-Europe:
Loss ratio	85.1%	72.8%
Commission ratio	19.2	22.9
Other underwriting expense ratio	4.2	3.1
Underwriting expense ratio	23.4	26.0
Combined ratio	108.5%	98.8%

International-Other:
Loss ratio	100.8%	53.1%
Commission ratio	31.4	22.4
Other underwriting expense ratio	4.3	4.5
Underwriting expense ratio	35.7	26.9
Combined ratio	136.5%	80.0%

The increased loss ratio for consolidated TRH in the first quarter of 2010 compared to the first quarter of 2009 is due principally to increased net catastrophe costs, partially offset by improved loss ratios excluding catastrophe costs in International-Europe and International-Other.

The first quarter of 2010 included pre-tax net catastrophe costs of $130.4 million, $105 million of which is related to the earthquake in Chile. Net catastrophe costs in the aggregate added 13.2%, 0.6%, 16.1% and 56.4% to the first quarter of 2010 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively. While there were no significant net catastrophe costs for events occurring during the first quarter of 2009, the first quarter of 2009 includes estimated reductions of net catastrophe costs incurred of ($0.9) million relating to events occurring in prior years. Net catastrophe costs in the aggregate (decreased) added (0.1)%, 0.4%, (0.9)% and (0.1)% to the first quarter of 2009 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively. (See Note 8 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In the first quarter of 2010, TRH decreased its estimate of the ultimate amounts of net losses occurring in 2009 and prior years by $7 million. This estimated net favorable development was comprised of net favorable development of $34 million for losses occurring in 2003 to 2009, partially offset by net adverse development of $27 million relating to losses occurring in 2002 and prior. Favorable loss reserve development relating to losses occurring in 2009, which constituted the vast majority of net favorable development of losses occurring in 2003 to 2009, generally related to shorter-tailed lines. Adverse loss reserve development arising from losses occurring in 2002 and prior generally relates to excess casualty classes.

In the first quarter of 2009, TRH decreased its estimate of the ultimate amounts of net losses occurring in 2008 and prior years by $2 million. This estimated net favorable development was comprised of net favorable development of $25 million for losses occurring in 2003 to 2008, partially offset by net adverse development of $23 million relating to losses occurring in 2002 and prior. Favorable loss reserve development in 2005 to 2008 generally related to the shorter-tailed classes. Adverse loss reserve development arising from losses occurring in 2002 and prior generally related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes.

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

Based on information presently available, TRH’s current loss reserves represent management’s best estimate of ultimate losses, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of March 31, 2010 and thus, have a material adverse effect on future net income, financial condition and cash flows.

For the first quarter of 2010 compared to the first quarter of 2009, the changes in gross and ceded losses and LAE incurred each include the effect of a $10 million decrease in losses and LAE incurred relating to business assumed from an AIG subsidiary which, by prearrangement with TRH, was then ceded in an equal amount to other AIG subsidiaries. (See Note 12.) In addition, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses as discussed in Note 8.

The underwriting expense ratio for consolidated TRH in the first quarter of 2010 increased compared to the first quarter of 2009 as an increase of 1.0% in the other underwriting expense ratio was partially offset by a decrease of 0.1% in the commission ratio. The increase in the consolidated other underwriting expense ratio was due to increases in the other underwriting expense ratios for Domestic and International-Europe. The significant increase in the International-Other commission ratio in the first quarter of 2010 compared to the first quarter of 2009 is due in part to a change in the mix of business.

Deferred policy acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Policy acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

In November 2009, the Company issued $350 million principal amount of the 2039 Notes, all of which remains outstanding as of March 31, 2010. In the first quarter of 2009, TRH repurchased $26 million principal amount of the 2015 Notes from non-related parties. $695 million principal amount of the 2015 Notes were outstanding at each of March 31, 2010 and December 31, 2009. Interest expense incurred and interest paid in connection with the Senior Notes is shown below:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Interest expense incurred	$17,086	$10,362
Interest paid	—	—

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”) are the primary components of “other, net” expenses on the Consolidated Statement of Operations. PRMS is an insurance program manager specializing in professional liability insurance services.

Income before income taxes was $19.1 million in the first quarter of 2010 and $90.3 million in the first quarter of 2009. The decrease in income before income taxes in the first of 2010 compared to the first quarter of 2009 resulted largely from a decrease in underwriting profit, partially offset by a decrease in realized net capital losses. The decrease in underwriting profit is due largely to an increase in catastrophe costs in the first quarter of 2010.

Federal and foreign income tax expense of $3.2 million and $15.0 million were recorded in the first quarter of 2010 and 2009, respectively. The effective tax rates, which represent income taxes divided by income before income taxes, were 16.8% in the first quarter of 2010 and 16.7% in the first quarter of 2009. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

TRH recognized income tax benefits of $27 million relating to net pre-tax catastrophe costs in the first quarter of 2010. TRH expects to recognize an additional $19 million of tax benefits related to first quarter 2010 catastrophe costs in subsequent quarters of 2010. Income tax expenses related to net catastrophe costs were minimal in the first quarter of 2009.

Net income and net income per common share on a diluted basis are summarized below for the periods indicated:

	Three Months Ended March 31,
	2010		2009
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net income	$15.9	$0.24	$75.2	$1.13

Reasons for the changes between years are as discussed earlier. (See Note 7 of Notes to Condensed Consolidated Financial Statements for the calculation of net income per common share.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Non-GAAP Measures

The performance of TRH is commonly assessed by analysts and others based on performance measures which are not defined under GAAP. Those measures include net operating income (“NOI”), NOI Per Common Share (diluted) and annualized operating return on equity (“Annualized Operating ROE”). NOI is defined as GAAP net income excluding realized net capital losses and gain on early extinguishment of debt, net of taxes. NOI Per Common Share (diluted) represents NOI divided by average common shares outstanding on a diluted basis. Annualized Operating ROE is defined as NOI divided by the average of beginning and ending stockholders’ equity multiplied by four. In addition, GAAP annualized return on equity (“GAAP Annualized ROE”) is defined as GAAP net income divided by the average of beginning and ending stockholders’ equity multiplied by four. TRH uses these measures in analyzing its performance as these measures focus on the core fundamentals of TRH’s operations. While TRH considers realized net capital losses and the gain on early extinguishment of debt as integral parts of its business and results, such items are not indicative of the core fundamentals of TRH’s operations. TRH believes these measures are of interest to the investment community because they provide additional meaningful methods of evaluating certain aspects of TRH’s operating performance from period to period on bases that are not otherwise apparent under GAAP. These non-GAAP measures, namely, NOI, NOI Per Common Share (diluted) and Annualized Operating ROE should not be viewed as substitutes for GAAP net income, GAAP net income per common share on a diluted basis and GAAP Annualized ROE, respectively. Reconciliations of NOI, NOI Per Common Share (diluted) and Annualized Operating ROE to GAAP net income, GAAP net income per common share on a diluted basis and GAAP Annualized ROE, respectively, the most directly comparable GAAP measures, are included below:

	Three Months Ended March 31,
	2010		2009
		Per		Per
		Common		Common
		Share		Share
	Amount	(Diluted)	Amount	(Diluted)
	(in millions, except per share amounts)
Net income	$15.9	$0.24	$75.2	$1.13
Realized net capital losses, net of tax(1)	1.2	0.02	39.4	0.60
Gain on early extinguishment of debt, net of tax(1)	—	—	(6.4)	(0.10)
Net operating income	$17.1	$0.26	$108.2	$1.63

	Three Months Ended
	March 31,
	2010	2009
GAAP Annualized ROE	1.6%	9.2%
Realized net capital losses, net of tax(1)	0.1	4.9
Gain on early extinguishment of debt, net of tax(1)	—	(0.8)
Annualized Operating ROE	1.7%	13.3%

(1)  Assumes a 35% tax rate.

The decreases in NOI, NOI per Common Share (diluted) and Annualized Operating ROE in the first quarter of 2010 compared to the first quarter of 2009 is due largely to the increase in net catastrophe costs.

Segment Results

(a) Domestic

The first quarter of 2010 compared to the first quarter of 2009

Revenues increased in 2010 compared to 2009 due principally to a decrease in realized net capital losses, including OTTI write-downs. 2009 had significant realized net capital losses which were due in part to the turmoil in the financial markets during the first quarter of 2009. See Results of Operations for a discussion of period over period changes in Domestic net premiums written.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Income before income taxes increased in 2010 compared to 2009 due primarily to a decrease in realized net capital losses, partially offset by a decrease in underwriting profit. The decrease in underwriting profit reflects an increase in the loss ratio and the other underwriting expense ratio.

Net catastrophe costs in 2010 and 2009 were insignificant.

(b) International-Europe (London and Paris branches and TRZ)

The first quarter of 2010 compared to the first quarter of 2009

Revenues decreased in 2010 due to a decrease in net premiums written, net of the change in unearned premiums, and an increase in realized net capital losses. Revenues decreased in TRZ and both the London and Paris branches.

While net premiums written, net of the change in unearned premiums, decreased, net premiums written increased in 2010, principally in the A&H line. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2010 as compared to 2009 increased net premiums written by $19.3 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have declined 2.3% in 2010 compared to 2009.

Income before income taxes for 2010 decreased due primarily to decreases in underwriting (loss) profit and an increase in realized net capital losses. The decrease in underwriting (loss) profit is primarily due to an increase in net catastrophe costs, partially offset by a lower commission ratio and a lower loss ratio excluding catastrophe costs.

2010 includes net catastrophe costs of $54.0 million, principally related to the earthquake in Chile, storms in Australia and European Windstorm Xynthia. Net catastrophe costs in 2009 were insignificant.

(c) International-Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches)

The first quarter of 2010 compared to the first quarter of 2009

Revenues increased in 2010 due to principally to an increase in net premiums written, net of the change in unearned premiums. Revenues increased in all branches, with significant increases in the Toronto, Miami and Hong Kong branches.

Net premiums written increased principally in the property line. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2010 as compared to 2009 increased net premiums written by $14.2 million.

Income before income taxes for 2010 decreased due primarily to decreases in underwriting (loss) profit. The decrease in underwriting (loss) profit is due primarily to an increase in net catastrophe costs.

2010 includes net catastrophe costs of $73.4 million principally related to the earthquake in Chile. Net catastrophe costs in 2009 were insignificant.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Financial Condition and Liquidity

As a holding company, the Company’s assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s cash inflows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. TRH considers TRC’s ability to pay dividends to the Company to be adequate for the Company’s liquidity needs through the end of 2010 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. No cash dividends were paid to the Company by its operating subsidiaries in the first quarter of 2010. In the first quarter of 2009, the Company received cash dividends from TRC of $22.0 million. In accordance with the statutory formula, based on amounts expected to be filed in the statutory statement for the quarterly period ended March 31, 2010, for the twelve months ended March 31, 2010, TRC could have paid dividends to the Company of approximately $410 million without regulatory approval. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses. The Company also uses cash to repurchase portions of the Senior Notes or repurchase common shares when TRH believes it is economically advantageous.

Sources of funds for the operating subsidiaries consisted primarily of premiums, reinsurance recoveries, investment income and proceeds from sales, redemptions and the maturing of investments. Funds are applied by the operating subsidiaries primarily to the purchase of investments and the payments of claims, commissions, ceded reinsurance premiums, operating expenses and income taxes. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

While the expected payout pattern of liabilities is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH has not historically maintained a credit facility, though it may do so in the future. TRH’s primary investment goal is to optimize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of significant acceleration of paid losses beyond TRH’s ability to fund such cash needs.

At March 31, 2010, total investments were $12.18 billion compared to $12.32 billion at December 31, 2009, a decrease of $137.1 million. The decrease reflects $86.1 million of net sales of investments, partially offset by a $64.0 million  increase in net unrealized appreciation of investments excluding the impact of a correction. (See Note 1 of Notes to Condensed Consolidated Financial Statements (“Note 1”).) In addition, the impact on the carrying value of investments of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated decreased total investments in the first quarter of 2010 compared to year-end 2009 by approximately $105 million.

Short-term investments decreased significantly as of March 31, 2010 compared to December 31, 2009.  The decrease in short-term investments relates to a reallocation to fixed maturities as well as the use of proceeds from the sales of short-term investments to repurchase 2.2 million shares of the Company’s common stock at an aggregate cost of $113.5 million pursuant to the Company’s share repurchase program.  TRH identified relative value opportunities in long-term fixed maturities and short-term assets were reallocated.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table summarizes the investments of TRH (on the basis of carrying value) as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,213,120	10.0%	$1,214,238	9.8%

Available for sale (at fair value):
U.S. Government and government agencies	796,737	6.5	528,808	4.3
States, municipalities and political subdivisions	5,547,159	45.5	5,668,828	46.0
Foreign government	593,280	4.9	553,541	4.5
Corporate	2,501,385	20.5	2,317,041	18.8
Asset-backed:
RMBS	252,759	2.1	258,445	2.1
CMBS	92,371	0.8	93,191	0.8
Other asset-backed	32,962	0.3	34,918	0.3
Total available for sale	9,816,653	80.6	9,454,772	76.8
Total fixed maturities	11,029,773	90.6	10,669,010	86.6

Equities available for sale	507,294	4.1	506,612	4.1
Other invested assets	255,299	2.1	256,437	2.1
Short-term investments	385,970	3.2	883,336	7.2
Total investments	$12,178,336	100.0%	$12,315,395	100.0%

TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities. Approximately 45.8% and 45.3% of the non-asset-backed fixed maturities will mature in less than 10 years as of March 31, 2010 and December 31, 2009, respectively. By their nature, asset-backed fixed maturities do not generally have single maturity dates. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to optimize after-tax returns. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity. The average duration of TRH’s entire fixed income portfolio was 3.7 years as of March 31, 2010 and December 31, 2009.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table summarizes the ratings of fixed maturities held to maturity and available for sale (on the basis of carrying value):

	Rating as of March 31, 2010 (1)
	AAA	AA	A	BBB	Below BBB or Not Rated (2)	Total
	(in millions)
Held to maturity:
States, municipalities and political subdivisions	$591	$480	$121	$—	$21	$1,213

Available for sale:
U.S. Government and government agencies	797	—	—	—	—	797
States, municipalities and political subdivisions	2,393	2,528	597	16	14	5,548
Foreign government	386	170	25	—	12	593
Corporate	342	744	1,153	255	7	2,501
Asset-backed:
RMBS	180	16	16	—	41	253
CMBS	65	2	14	11	—	92
Other asset-backed	25	—	—	8	—	33
Total available for sale	4,188	3,460	1,805	290	74	9,817

Total fixed maturities	$4,779	$3,940	$1,926	$290	$95	$11,030

Percent of total fixed maturities	43.3%	35.7%	17.5%	2.6%	0.9%	100.0%

(1)  Principally Standard & Poor’s ratings.

(2)  Consists of $28 million of CCC rated securities, $13 million of CC rated securities and $54 million of not-rated securities.

Gross unrealized gains and losses and net unrealized gains on all fixed maturities and equities at March 31, 2010 and December 31, 2009 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
	(in millions)
As of March 31, 2010:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$327.8	$(124.8)	$203.0
Equities available for sale	59.5	(1.9)	57.6

As of December 31, 2009:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$401.3	$(171.3)	$230.0
Equities available for sale	67.8	(2.1)	65.7

(1)        As of March 31, 2010 amounts include no gross unrealized gains and gross unrealized losses of ($29.9) million on fixed maturities rated below BBB and gross unrealized gains of $0.7 million and gross unrealized losses of ($1.0) million on fixed maturities which are not-rated. As of December 31, 2009 amounts include no gross unrealized gains and gross unrealized losses of ($34.0) million on fixed maturities rated below BBB and gross unrealized gains of $1.0 million and gross unrealized losses of ($1.0) million on fixed maturities which are not-rated.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

As discussed in Note 1, as of December 31, 2009, net unrealized gains on fixed maturities were overstated by $80 million and net unrealized gains on equities available for sale were overstated by $18 million. Excluding the impact of the correction, net unrealized gains on fixed maturities would have increased by approximately $53 million and net unrealized gains on equities available for sale would have increased by approximately $10 million in the first quarter of 2010. This increase in net unrealized gains on fixed maturities in the first quarter of 2010 was largely a result of tightening credit spreads due to the low interest rate environment and improving economic fundamentals. (See Note 1 for a discussion of the correction and see Note 4 of Notes to Condensed Consolidated Financial Statements (“Note 4”) for additional details about gross unrealized gains and losses on fixed maturities and equities.)

Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established, and the impact of changes in foreign currency exchange rates.

At March 31, 2010, gross loss reserves totaled $8.71 billion, an increase of $97.2 million, or 1.1% over December 31, 2009. The increase in gross loss reserves includes the impact of changes in foreign currency exchange rates since the end of 2009 and gross loss reserve development.

Gross loss reserves as of March 31, 2010 consisted of $3.72 billion of reported amounts (“case reserves”) and $4.99 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

At March 31, 2010, reinsurance recoverable on gross loss reserves totaled $714.6 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), a decrease of $10.7 million, or 1.5%, from the prior year-end.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net loss reserves totaled $7.98 billion at March 31, 2010, an increase of $107.9 million, or 1.4%, from the prior year-end. The overall increase in net loss reserves was mitigated by the exchange rate impact of the changes in certain foreign currency exchange rates against the U.S. dollar since the end of 2009 which served to decrease net loss reserves by $125.2 million. An analysis of the change in net loss reserves for the first three months of 2010 and 2009 follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
At beginning of year:
Gross loss reserves	$8,609,105	$8,124,482
Less reinsurance recoverable	737,280	775,404
Net loss reserves	7,871,825	7,349,078

Net losses and LAE incurred in respect of losses occurring in:
Current year	793,129	671,956
Prior years	(6,805)	(2,142)
Total	786,324	669,814

Net losses and LAE paid	553,265	615,051

Foreign exchange effect	(125,192)	(48,546)

At end of year:
Net loss reserves	7,979,692	7,355,295
Plus reinsurance recoverable	726,573	782,537
Gross loss reserves	$8,706,265	$8,137,832

Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses. As TRC, the major operating subsidiary of the Company, commenced operations in 1978, the great majority of TRH’s environmental and asbestos-related net loss reserves arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including the IBNR portion of reserves, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at March 31, 2010 are adequate.

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

(Continued)

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

For the first three months of 2010, TRH’s net operating cash inflows were $220.5 million, a decrease of $24.1 million from the same 2009 period. The decrease results, in large part, from a decrease in cash received from underwriting activities, partially offset by increased investment income received.

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

TRH’s operations are exposed to market risk.  Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest rates, equity prices and foreign currency exchange rates.  (See Part I — Item 3 for further discussion.)

TRH’s stockholders’ equity totaled $3.99 billion at March 31, 2010, a decrease of $49.3 million from year-end 2009. The net decrease consisted primarily of $113.5 million of purchases of treasury shares and dividends declared of $13 million, partially offset by net income of $15.9 million and other comprehensive income of $54.7 million.

The abovementioned other comprehensive income consisted of net unrealized foreign currency translation gain from functional currencies, net of income taxes, (“UTA, net of tax”) of $76.8 million, partially offset by URA, net of tax, of ($22.2) million (composed principally of ($17.1) million on fixed maturities available for sale and ($5.3) million on equities available for sale).  Each of the preceding UTA, net of tax, and URA, net of tax, amounts includes the impact of a correction of the treatment of foreign currency exchange rates on the amortized cost or costs of investments denominated in functional currencies.  The correction reduced URA, net of tax, in total by $63.7 million and increased UTA, net of tax, by the same amount with no net impact on other comprehensive income.  (See Note 1 for a discussion of the correction and Note 4 for details of gross unrealized gains and losses by security type.)

URA, net of taxes, is subject to significant volatility resulting from changes in the fair value of fixed maturities available for sale, equities available for sale and other invested assets. Fair values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

In December 2009, the Company’s Board of Directors authorized the repurchase of up to $200 million of its shares from time to time in the open market or via privately negotiated transactions through December 31, 2011. In the first quarter of 2010, the Company repurchased 2.2 million shares of its common stock at an aggregate cost of $113.5 million. Of the shares repurchased in the first quarter of 2010, two million shares were repurchased from AHAC at an aggregate cost of $105 million pursuant to a stock offering agreement in connection with the March 2010 Offering. The Company did not repurchase shares of its common stock in the first quarter of 2009.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In November 2009, the Company issued $350 million principal amount of the 2039 Notes, all of which remains outstanding as of March 31, 2010. In the first quarter of 2009, TRH repurchased $26 million principal amount of the 2015 Notes from non-related parties. $695 million principal amount of the 2015 Notes were outstanding at March 31, 2010 and December 31, 2009. (See Note 6 of Notes to Condensed Consolidated Financial Statements for the gain realized on the early extinguishment of the 2015 Notes in the first quarter of 2009.)

Disruption in Global Credit and Financial Markets

In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and sub-prime borrowers; evolving changes in the regulatory environment; a residential housing market characterized by a slowing pace of transactions and declining prices; increased cost of borrowings for mortgage participants; a rising unemployment rate; increased delinquencies in non-mortgage consumer credit; and illiquid credit markets. In addition, the financial strength of certain bond insurers was compromised to varying degrees by losses these entities experienced due in part to the coverage they provide for domestic RMBS. These conditions continued through 2008 and into 2009, expanding into the broader global credit markets and resulting in greater volatility, a steep decline in equity markets, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses in certain markets and the collapse of several prominent financial institutions. By the end of 2009 through the first quarter of 2010, the disruptions to the global credit and financial markets had moderated as the markets started to stabilize or, in some cases, recover. TRH cannot predict whether current trends will continue, deteriorate or improve.

These issues carry risk relating to certain lines of business TRH underwrites because disruption in the credit and financial markets may increase claim activity in lines such as D&O, E&O, credit, and to a limited extent mortgage guaranty business, among others. TRH also participates in the mortgage market through investments in mortgage-backed securities.

The operating results and financial condition of TRH have been and may continue to be adversely affected by factors related to the market disruptions referred to above, among others. The duration and severity of the downward cycle could extend further if there is an increase in the severity of the economic difficulties being experienced around the world, including the U.S. TRH expects that the difficulties in the economy may continue to have an adverse effect on TRH’s operating results in the future. TRH also incurred realized and unrealized market valuation losses in the first quarter of 2010 and 2009 on its available for sale securities, including asset-backed fixed maturities. The impact on TRH’s operations with exposure to the residential mortgage market will be somewhat dependent on future market conditions.

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

Other Matters

On April 20, 2010, an explosion occurred on the Deepwater Horizon oil rig in the Gulf of Mexico.  Based on preliminary information, TRH expects that total industry losses from this event could reach $1.5 billion and TRH’s pre-tax costs, net of reinsurance and reinstatement premiums, should be less than 1% of such industry losses.  TRH will record its estimate of costs related to this event in the second quarter of 2010, based on information then available.

TRH’s present estimate of its costs arising from the Deepwater Horizon explosion is very preliminary due to the recent date of the explosion’s occurrence and the developing nature and potential breadth of related consequences, among other factors.  In addition, the estimate involves a significant amount of judgment and is based on information available at the time of estimation.

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

•                  The large amount of TRH’s capital invested in fixed income or equity securities.

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

TRH calculated the VaR with respect to net fair values at each quarter end. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figures) within a one-month holding period. Starting in the second quarter of 2009, TRH refined the calculations of VaR. For the values calculated starting June 30, 2009, TRH employed a variance-covariance methodology that entails modeling the linear sensitivities of all the assets and liabilities to a broad set of systematic market risk factors and idiosyncratic risk factors. Risk factor returns are assumed to be joint-normally distributed. The most recent two years of historical changes in these risk factors are utilized. Information prior to June 30, 2009 that was utilized in calculating the average, high and low information for the year ended December 31, 2009 presented below have been calculated using the historical simulation methodology. TRH does not believe that the differences between methods materially affect an evaluation of the potential impact that market risk may have on TRH. TRH expects to use the variance-covariance methodology for future period data.

TRH’s market risk analyses do not provide weight to risks relating to market issues such as liquidity and the credit-worthiness of investments.

The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the three months ended March 31, 2010 and for the year ended December 31, 2009. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2010				2009
	As of	Three Months Ended March 31,			As of	Year Ended December 31,
	March 31,	Average	High	Low	December 31,	Average	High	Low
	(in millions)
Diversified	$145	$158	$170	$145	$170	$192	$276	$91
Interest rate	82	111	140	82	140	149	216	84
Equity	78	79	80	78	80	94	138	80
Currency	51	50	51	49	49	58	79	47

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

Part II — Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2009, the Board of Directors authorized the purchase of up to $200 million of Transatlantic Holdings, Inc. (the “Company”) shares from time to time in the open market or via negotiated transactions through December 31, 2011 (the “December 2009 Authorization”). In the first quarter of 2010, the Company repurchased 2.2 million shares of its common stock, as detailed below:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the December 2009 Authorization	Dollar Amount Still Available Under the December 2009 Authorization at End of Month
				(in thousands)
January 2010	—	$—	—	$196,930
February 2010	63,600	49.96	63,600	193,753
March 2010	2,103,500	52.44	2,103,500	83,452
Total	2,167,100	52.36	2,167,100	83,452

(1)

Does not include 54,894 shares relating to restricted stock units (“RSUs”) that were attested to in satisfaction of withholding taxes relating to the issuance of the Company’s shares for vested RSUs by holders of Transatlantic Holdings, Inc.’s employee RSUs.

Part II — Item 6

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
(Principal Financial and Accounting Officer)

Dated: May 7, 2010

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.		Description	Location
3.1	—	Restated Certificate of Incorporation of Transatlantic Holdings, Inc., dated September 8, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009 and incorporated herein by reference.

3.2	—	Amended and Restated By-Laws of Transatlantic Holdings, Inc., dated September 8, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009 and incorporated herein by reference.

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Filed herewith.

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Provided herewith.

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Provided herewith.