Form 10-Q
period 2010-06-30
TRANSATLANTIC HOLDINGS INC
filed 2010-08-06
CIK 862510

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2010. 63,747,609.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

i

Part I — Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2010 and December 31, 2009

(Unaudited)

	2010	2009
	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2010-$1,280,637; 2009-$1,271,397)	$1,211,983	$1,214,238
Available for sale, at fair value (amortized cost: 2010-$9,991,095; 2009-$9,281,934)	10,228,442	9,454,772
Equities, available for sale, at fair value (cost: 2010-$461,755; 2009-$440,924)	468,742	506,612
Other invested assets	258,176	256,437
Short-term investments, at cost (approximates fair value)	133,700	883,336
Total investments	12,301,043	12,315,395
Cash and cash equivalents	327,530	195,723
Accrued investment income receivable	149,005	148,055
Premium balances receivable, net	667,132	591,300
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	837,738	747,073
Deferred policy acquisition costs	234,991	237,466
Prepaid reinsurance premiums	76,470	60,251
Deferred tax assets, net	440,000	454,483
Other assets	215,936	193,913
Total assets	$15,249,845	$14,943,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$8,789,300	$8,609,105
Unearned premiums	1,183,155	1,187,526
Senior notes	1,033,298	1,033,087
Other liabilities	194,486	79,561
Total liabilities	11,200,239	10,909,279

Commitments and contingent liabilities

Preferred stock, $1.00 par value; shares authorized: 10,000,000; none issued	—	—
Common stock, $1.00 par value; shares authorized: 200,000,000; shares issued: 2010-67,543,209; 2009-67,431,121	67,543	67,431
Additional paid-in capital	298,208	283,036
Accumulated other comprehensive income	111,326	69,701
Retained earnings	3,738,254	3,639,200
Treasury stock, at cost: 2010-3,795,600; 2009-1,048,500 shares of common stock	(165,725)	(24,988)
Total stockholders’ equity	4,049,606	4,034,380
Total liabilities and stockholders’ equity	$15,249,845	$14,943,659

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues:
Net premiums written	$947,589	$1,006,340	$1,973,888	$2,053,442
Decrease (increase) in net unearned premiums	26,163	21,928	(7,541)	(48,643)
Net premiums earned	973,752	1,028,268	1,966,347	2,004,799

Net investment income	115,774	111,201	228,384	221,019

Realized net capital gains (losses):
Total other-than-temporary impairments	—	(20,763)	(13,045)	(66,236)
Less: other-than-temporary impairments recognized in other comprehensive (loss) income	—	472	6,713	472
Other-than-temporary impairments charged to earnings	—	(20,291)	(6,332)	(65,764)
Other realized net capital gains (losses)	8,277	(5,194)	12,720	(20,292)
Total realized net capital gains (losses)	8,277	(25,485)	6,388	(86,056)

Gain on early extinguishment of debt	—	—	—	9,878
Total revenues	1,097,803	1,113,984	2,201,119	2,149,640

Expenses:
Net losses and loss adjustment expenses	651,543	683,847	1,437,867	1,353,661
Net commissions	238,829	236,945	473,341	481,133
Decrease (increase) in deferred policy acquisition costs	8,115	3,728	2,615	(13,637)
Other underwriting expenses	44,699	35,817	88,828	68,543
Interest on senior notes	17,056	9,933	34,142	20,295
Other expenses, net	6,966	6,103	14,651	11,758
Total expenses	967,208	976,373	2,051,444	1,921,753

Income before income taxes	130,595	137,611	149,675	227,887
Income taxes	20,085	25,327	23,290	40,367
Net income	$110,510	$112,284	$126,385	$187,520

Net income per common share:
Basic	$1.72	$1.69	$1.94	$2.83
Diluted	1.70	1.68	1.92	2.81

Cash dividends declared per common share	$0.21	$0.20	$0.41	$0.39

Weighted average common shares outstanding:
Basic	64,098	66,371	65,085	66,368
Diluted	64,825	66,803	65,785	66,690

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$403,049	$475,793

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	406,812	350,426
Proceeds of fixed maturities available for sale redeemed or matured	397,860	255,577
Proceeds of equities available for sale sold	109,284	565,524
Purchase of fixed maturities available for sale	(1,708,371)	(902,670)
Purchase of equities available for sale	(106,893)	(540,624)
Net sale (purchase) of other invested assets	715	(24,784)
Net sale (purchase) of short-term investments	743,784	(101,160)
Change in other liabilities for securities in course of settlement	77,029	15,282
Other, net	—	(24,354)
Net cash used in investing activities	(79,780)	(406,783)

Cash flows from financing activities:
Dividends to stockholders	(26,631)	(25,221)
Common stock issued	(2,191)	(171)
Acquisition of treasury stock	(140,737)	—
Repurchase of senior notes	—	(15,479)
Other, net	(1,142)	(557)
Net cash used in financing activities	(170,701)	(41,428)
Effect of exchange rate changes on cash and cash equivalents	(20,761)	17,342
Change in cash and cash equivalents	131,807	44,924
Cash and cash equivalents, beginning of period	195,723	288,920
Cash and cash equivalents, end of period	$327,530	$333,844

Supplemental cash flow information:
Income taxes (paid), net	$(35,861)	$(13,900)
Interest (paid) on senior notes	(34,526)	(20,110)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)

Net income	$110,510	$112,284	$126,385	$187,520

Other comprehensive (loss) income:
Net unrealized appreciation of investments, net of tax:
Net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken	—	(472)	(6,713)	(472)
Net unrealized holding gains on all other securities	45,687	125,752	31,414	230,693
Reclassification adjustment for (gains) losses included in net income	(6,258)	27,667	(19,370)	83,513
Deferred income tax charge on above	(13,800)	(53,531)	(1,866)	(109,807)
	25,629	99,416	3,465	203,927

Net unrealized currency translation (loss) gain, net of tax:
Net unrealized currency translation (loss) gain	(59,490)	50,355	58,708	(20,297)
Deferred income tax benefit (charge) on above	20,822	(17,624)	(20,548)	7,104
	(38,668)	32,731	38,160	(13,193)

Other comprehensive (loss) income	(13,039)	132,147	41,625	190,734

Comprehensive income	$97,471	$244,431	$168,010	$378,254

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

(a) Correction of Amortized Cost or Cost of Certain Fixed Maturities and Equities Denominated in Functional Currencies

In the first quarter of 2010, it was determined that as of December 31, 2009, the amortized cost of fixed maturities and cost of equities available for sale that were denominated in functional currencies were incorrectly translated into the reporting currency (i.e., U.S. dollars) using historical, rather than period-end, foreign currency exchange rates.  This practice, which began in the third quarter of 2009, resulted in an understatement of amortized cost or cost of such investments of $98.1 million ($80.1 million relating to fixed maturities and $18.0 million relating to equities) as of December 31, 2009.  Thus, net unrealized appreciation of investments, net of tax, (a component of accumulated other comprehensive income (“AOCI”) on the Balance Sheet) was overstated by $63.7 million as of December 31, 2009 with an equal and offsetting overstatement of net unrealized currency translation loss, net of tax, (also a component of AOCI) with no net effect on AOCI or stockholders’ equity in total.  In addition, this understatement of amortized cost or cost had no net effect on net income, comprehensive income or cash flows for the full-year 2009 or any of its quarters.

At June 30, 2010, the amortized cost of fixed maturities and cost of equities available for sale that are denominated in functional currencies were translated into the reporting currency using period-end foreign currency exchange rates. Due to this correction, net unrealized appreciation (depreciation) of investments, net of tax, for the first six months of 2010 was decreased by $63.7 million in the Consolidated Statement of Comprehensive Income and net unrealized currency translation gain, net of tax, was increased by such amount, with no net effect on other comprehensive income (“OCI”). There was no impact on the three months ended June 30, 2010. In addition, this correction had no net impact on AOCI and stockholders’ equity as of June 30, 2010 nor did it have any net impact on net income, comprehensive income or cash flows for the three or six months ended June 30, 2010.

The practice in certain periods of 2009 described above and its correction in the first quarter of 2010 did not have a material effect on the current or any prior period and thus amounts reported in prior periods have not been restated.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(b) Correction of Cumulative Effect Adjustment (“CEA”) Related to the Adoption of Accounting Guidance Related to OTTI of Fixed Maturities

In the second quarter of 2009, TRH recorded a CEA of $139.8 million, or $90.9 million, net of tax, in connection with the adoption of new accounting guidance related to OTTI on fixed maturities that was effective April 1, 2009.  See further discussion in Note 2.  In the third quarter of 2009, an error was discovered relating to the discount rate that was applied to the future cash flows used in the CEA calculation.  The correct CEA was $110.1 million, or $71.6 million, net of tax, a reduction of $29.7 million, or $19.3 million, net of tax, from the amounts recorded in the second quarter of 2009.  This correction, which was made in the third quarter of 2009, had no net effect on net income, stockholders’ equity or cash flows, and affected only AOCI and retained earnings in equal but offsetting amounts for the three months ended September 30, 2009.  Had this correction been made in the second quarter of 2009, retained earnings reported in that quarter would have been reduced by $19.3 million and AOCI would have been increased by the same amount, with no net effect on stockholders’ equity.  This correction did not have a material effect on the second or third quarter of 2009 and thus the amounts reported in the second quarter and first six months of 2009 related to the CEA were not restated.

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

TRH adopted this guidance effective April 1, 2009. Upon adoption, this guidance required entities to assess the credit versus non-credit components of previously recognized OTTI on fixed maturities still held, and for which the entity did not intend to sell or more likely than not would not be required to sell prior to an anticipated recovery in fair value. The cumulative amount of non-credit related OTTI amounts on these securities, net of income tax effect, was recorded as an increase to retained earnings and an equal and offsetting reduction to AOCI as of April 1, 2009, with no net change to total stockholders’ equity. TRH recorded a CEA in 2009 of $110.1 million, or $71.6 million, net of tax, related to its adoption of this guidance (see Note 1(b)). The adoption of this guidance did not have a material effect on TRH’s consolidated financial condition, results of operations, comprehensive income or cash flows.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(2)          Adoption of new accounting guidance on disclosures about fair value measurements (Accounting Standards Update 2010-06)

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

•                  Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include most government and government agency securities, state, municipal and political subdivision obligations, investment-grade and high-yield corporate bonds, most residential mortgage-backed securities (“RMBS”), certain commercial mortgage-backed securities (“CMBS”), certain other asset-backed securities and most short-term investments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(d) Assets Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of June 30, 2010
Assets(1):
Fixed maturities available for sale:
U.S. Government and government agencies	$—	$759.7	$—	$759.7
States, municipalities and political subdivisions	—	5,652.1	—	5,652.1
Foreign governments	—	585.2	0.7	585.9
Corporate	—	2,711.1	—	2,711.1
Asset-backed:
RMBS	—	221.6	18.0	239.6
CMBS	—	95.2	131.0	226.2
Other asset-backed	—	16.5	37.3	53.8
Total fixed maturities available for sale	—	10,041.4	187.0	10,228.4
Equities available for sale	461.2	—	7.5	468.7
Other invested assets(2)	—	—	68.0	68.0
Short-term investments(3)	—	133.7	—	133.7
Other assets	—	—	2.5	2.5
Total	$461.2	$10,175.1	$265.0	$10,901.3

As of December 31, 2009
Assets(1):
Fixed maturities available for sale:
U.S. Government and government agencies	$—	$528.8	$—	$528.8
States, municipalities and political subdivisions	—	5,668.8	—	5,668.8
Foreign governments	—	552.1	1.4	553.5
Corporate	—	2,317.1	—	2,317.1
Asset-backed:
RMBS	—	239.9	18.6	258.5
CMBS	—	60.5	32.7	93.2
Other asset-backed	—	17.3	17.6	34.9
Total fixed maturities available for sale	—	9,384.5	70.3	9,454.8
Equities available for sale	481.5	17.6	7.5	506.6
Other invested assets(2)	—	—	72.2	72.2
Short-term investments(3)	—	846.3	—	846.3
Total	$481.5	$10,248.4	$150.0	$10,879.9

(1) Represents only items measured at fair value.

(2) Primarily private equities.

(3) Short-term investments in Level 2 are carried at cost which approximates fair value.

During the second quarter and first six months of 2010, there were no transfers in or out of Level 1 and $2.5 million of transfers out of Level 2 into Level 3.  During the second quarter of 2009, there were no transfers in or out of Level 1 and $14.2 million of transfers into Level 2 from Level 3 and $2.4 million of transfers out of Level 2 into Level 3. During the first six months of 2009, there were no transfers in or out of Level 1 and $14.2 million of transfers into Level 2 from Level 3 and $17.8 million of transfers out of Level 2 into Level 3. All such transfers in 2010 and 2009 were not significant.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At June 30, 2010 and December 31, 2009, Level 3 assets totaled $265.0 million and $150.0 million, respectively, representing 2.4% and 1.4%, respectively, of total assets measured at fair value on a recurring basis.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at June 30, 2010 and December 31, 2009 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Net unrealized depreciation related to Level 3 investments at June 30, 2010 and December 31, 2009 approximated $12.9 million and $23.9 million, respectively.

The following tables present analyses of the changes during the three and six month periods ended June 30, 2010 and 2009 in Level 3 assets measured at fair value on a recurring basis:

		Net realized/unrealized			Purchases,
		gains (losses) included in:			sales,
			Realized		issuances
	Balance	Net	net		and	Transfers	Balance
Three Months Ended	April 1,	investment	capital		settlements,	in (out)	June 30,
June 30, 2010	2010	income	gains(1)	AOCI	net	of Level 3	2010
	(in millions)
Fixed maturities available for sale:
Foreign governments	$—	$—	$—	$—	$—	$0.7	$0.7
Asset-backed:
RMBS	19.2	0.5	—	(0.1)	(1.6)	—	18.0
CMBS	33.9	(0.1)	—	3.1	92.3	1.8	131.0
Other asset-backed	16.3	0.1	—	0.3	20.6	—	37.3
Equities available for sale	7.5	—	—	—	—	—	7.5
Other invested assets(2)	67.7	0.9	—	(0.6)	—	—	68.0
Other assets	2.4	—	—	—	0.1	—	2.5
Total	$147.0	$1.4	$—	$2.7	$111.4	$2.5	$265.0

(1)   There were no unrealized losses recorded in realized net capital gains in the three months ended June 30, 2010 on instruments still held at June 30, 2010.

(2)    Primarily private equities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

		Net realized/unrealized			Purchases,
		gains (losses) included in:			sales,
			Realized		issuances
	Balance	Net	net		and	Transfers	Balance
Three Months Ended	April 1,	investment	capital		settlements,	in (out)	June 30,
June 30, 2009	2009	income	gains(1)	AOCI	net	of Level 3	2009
	(in millions)
Fixed maturities available for sale:
States, municipalities and political subdivisions	$11.3	$—	$—	$0.2	$—	$(11.5)	$—
Foreign governments	0.6	—	0.1	—	(0.7)	—	—
Asset-backed:
RMBS	29.1	1.1	2.0	0.9	(2.9)	(1.2)	29.0
CMBS	36.7	—	—	(0.5)	2.5	2.4	41.1
Other asset-backed	23.2	1.8	—	(4.1)	0.7	(1.5)	20.1
Equities available for sale	7.5	—	—	—	—	—	7.5
Other invested assets(2)	57.3	2.9	—	(0.2)	—	—	60.0
Other assets	5.3	—	—	—	—	—	5.3
Total	$171.0	$5.8	$2.1	$(3.7)	$(0.4)	$(11.8)	$163.0

(1)   There were no unrealized losses recorded in realized net capital gains in the three months ended June 30, 2009 on instruments still held at June 30, 2009.

(2)   Primarily private equities.

		Net realized/unrealized			Purchases,
		gains (losses) included in:			sales,
			Realized		issuances
	Balance	Net	net		and	Transfers	Balance
Six Months Ended	January 1,	investment	capital		settlements,	in (out)	June 30,
June 30, 2010	2010	income	(losses)(1)	AOCI	net	of Level 3	2010
	(in millions)
Fixed maturities available for sale:
Foreign governments	$1.4	$—	$—	$0.2	$(1.6)	$0.7	$0.7
Asset-backed:
RMBS	18.6	0.1	(6.1)	8.7	(3.3)	—	18.0
CMBS	32.7	(0.2)	—	4.8	91.9	1.8	131.0
Other asset-backed	17.6	0.1	—	0.6	19.0	—	37.3
Equities available for sale	7.5	—	—	—	—	—	7.5
Other invested assets(2)	72.2	(2.3)	—	(0.4)	(1.5)	—	68.0
Other assets	—	—	—	—	2.5	—	2.5
Total	$150.0	$(2.3)	$(6.1)	$13.9	$107.0	$2.5	$265.0

(1)   There were $6.1 million of OTTI related to RMBS fixed maturities available for sale that was recorded in realized net capital losses in the six months ended June 30, 2010 on instruments still held at June 30, 2010.

(2)   Primarily private equities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

		Net realized/unrealized
		gains (losses) included in:			Purchases,
			Realized		sales,
			net		issuances
	Balance	Net	capital		and	Transfers	Balance
Six Months Ended	January 1,	investment	gains		settlements,	in (out)	June 30,
June 30, 2009	2009	income	(losses)(1)	AOCI	net	of Level 3	2009
	(in millions)
Fixed maturities available for sale:
States, municipalities and political subdivisions	$—	$—	$—	$0.1	$11.4	$(11.5)	$—
Foreign governments	0.7	—	0.1	(0.1)	(0.7)	—	—
Asset-backed:
RMBS	35.1	2.2	(6.8)	4.8	(5.1)	(1.2)	29.0
CMBS	36.7	(0.1)	0.1	(1.3)	2.3	3.4	41.1
Other asset-backed	12.9	1.5	—	(2.6)	0.4	7.9	20.1
Equities available for sale	2.5	—	—	—	—	5.0	7.5
Other invested assets(2)	33.2	3.9	—	(2.1)	25.0	—	60.0
Other assets	—	—	—	—	5.3	—	5.3
Total	$121.1	$7.5	$(6.6)	$(1.2)	$38.6	$3.6	$163.0

(1)   There were no unrealized losses recorded in realized net capital gains (losses) in the six months ended June 30, 2009 on instruments still held at June 30, 2009.

(2)   Primarily private equities.

(e) Assets Measured at Fair Value on a Non-Recurring Basis

None of TRH’s assets were written down to fair value on a non-recurring basis during the three or six month periods ended June 30, 2010 and 2009.

4. Investments

(a) Statutory Deposits

Investments with carrying values of $498 million and $606 million at June 30, 2010 and December 31, 2009, respectively, were deposited with governmental authorities as required by law. The substantial majority of these deposits are fixed maturities and equities available for sale.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(b) Gross Unrealized Gains and Losses

The amortized cost and fair value of fixed maturities at June 30, 2010 and December 31, 2009 are summarized as follows:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value	OTTI(1)
	(in thousands)
June 30, 2010
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,211,983	$69,433	$(779)	$1,280,637	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$742,345	$17,804	$(417)	$759,732	$—
States, municipalities and political subdivisions	5,465,055	214,172	(27,105)	5,652,122	—
Foreign governments	572,257	13,717	(29)	585,945	—
Corporate	2,631,732	87,313	(7,934)	2,711,111	(386)
Asset-backed:
RMBS	293,897	154	(54,491)	239,560	(113,820)
CMBS	230,714	4,460	(8,953)	226,221	—
Other asset-backed	55,095	79	(1,423)	53,751	—
Total	$9,991,095	$337,699	$(100,352)	$10,228,442	$(114,206)

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

At June 30, 2010 and December 31, 2009, net unrealized appreciation (depreciation) of equities available for sale included gross gains of $29.9 million and $67.8 million, respectively, and gross losses of ($22.9) million and ($2.1) million, respectively. (See Note 1 of Notes to Condensed Consolidated Financial Statements.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(c) Contractual Maturities of Fixed Maturities

The amortized cost and fair value of fixed maturities at June 30, 2010 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	As of June 30, 2010
	Amortized	Fair
	Cost	Value
	(in thousands)
Fixed maturities held to maturity:
Due after one through five years	$26,261	$28,929
Due after five years through ten years	208,887	222,586
Due after ten years	976,835	1,029,122
Total	$1,211,983	$1,280,637

Fixed maturities available for sale:
Non-asset backed:
Due in one year or less	$395,404	$399,089
Due after one through five years	2,127,632	2,191,784
Due after five through ten years	2,149,826	2,250,120
Due after ten years	4,738,527	4,867,917
Asset-backed (1)	579,706	519,532
Total	$9,991,095	$10,228,442

(1) Asset-backed fixed maturities by their nature do not generally have single maturity dates.

(d) Net Investment Income

An analysis of net investment income follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Fixed maturities	$112,502	$108,705	$221,163	$214,813
Equities	2,730	3,106	5,293	7,201
Other invested assets (including alternative investments)	2,994	(415)	4,903	(2,466)
Other	1,342	2,708	4,000	6,759
Total investment income	119,568	114,104	235,359	226,307
Investment expenses	(3,794)	(2,903)	(6,975)	(5,288)
Net investment income	$115,774	$111,201	$228,384	$221,019

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(e) Investment Gains and Losses

Realized net capital gains (losses) are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Realized net capital gains (losses) resulted from:
Total OTTI	$—	$(20,763)	$(13,045)	$(66,236)
Less: OTTI recognized in OCI	—	472	6,713	472
OTTI charged to earnings	—	(20,291)	(6,332)	(65,764)
Sales and redemptions of securities	6,257	(7,377)	25,701	(17,749)
Net foreign currency transaction gains (losses)	2,020	2,183	(12,981)	(2,543)
Total	$8,277	$(25,485)	$6,388	$(86,056)

Realized net capital gains (losses) by source:
Fixed maturities	$2,753	$(10,181)	$1,016	$(20,469)
Equity securities available for sale	3,496	(17,486)	18,344	(63,049)
Net foreign currency transaction gains (losses)	2,020	2,183	(12,981)	(2,543)
Other	8	(1)	9	5
Total	$8,277	$(25,485)	$6,388	$(86,056)

The change in net unrealized appreciation (depreciation) of investments is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Change in net unrealized appreciation (depreciation) of investments, before deferred income tax effect:
Fixed maturities carried at amortized cost	$12,266	$(636)	$11,495	$31,879
Fixed maturities carried at fair value(1)	90,778	64,544	64,509	238,391
CEA on adoption of new accounting guidance(2)	—	(139,788)	—	(139,788)
Equity securities available for sale carried at fair value(1)	(50,606)	88,177	(58,701)	79,607
Other	(743)	226	(477)	(4,264)
Total	$51,695	$12,523	$16,826	$205,825

(1) See Note 1(a) of Notes to Condensed Consolidated Financial Statements.

(2) See Note 1(b) and Note 2(a)(1) of Notes to Condensed Consolidated Financial Statements. In the third quarter of 2009, the cumulative effect of adoption was revised to $110.1 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Gross realized gains and gross realized losses on sales and redemptions of TRH’s available for sale securities were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
	(in millions)
Fixed maturities	$6.5	$(3.7)	$2.0	$(4.2)	$13.3	$(5.9)	$13.4	$(5.1)
Equity securities	4.3	(0.8)	17.2	(22.5)	19.7	(1.4)	23.3	(49.3)

Equity securities that were sold at a loss during the second quarter and first six months of 2010 and 2009 were in a continuous unrealized loss position for 12 months or less and did not meet the conditions of TRH’s accounting policy to be considered OTTI at any quarter-end prior to the time of sale. (See Note 4(g) for the criteria TRH uses to evaluate if an equity investment is considered OTTI.)

TRH’s equity security investment strategy includes the intent to optimize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.  In the 2010 periods, the gross realized losses from sales of securities in the equities available for sale portfolio were due in part to the rebalancing of TRH’s equity portfolio. In the 2009 periods, securities in the equities available for sale portfolio were sold for a number of reasons, including the repositioning of TRH’s equity portfolio with respect to the changes in the investment and credit markets during the first six months of 2009 and the desire over time to take advantage of tax-basis capital loss carry-backs to prior years that had capital gains.

In general, gross realized losses on sales of fixed maturities were generally the result of (a) TRH’s desire to manage the duration of the investment portfolio as part of its overall view of prudent management of an available for sale fixed maturity investment portfolio; and (b) the disposition of certain securities that, based on TRH’s judgment, were unlikely to provide on a relative basis as attractive a return as alternative securities entailing comparable risk. In the 2010 periods, a large portion of the gross realized losses related to the foreign government asset class.

As discussed in Note 4(g), the OTTI amounts on certain fixed maturities are separated into credit loss and non-credit loss components. The credit loss impairments are recognized in earnings as realized capital losses, while the non-credit loss impairments are recorded in OCI. The following table sets forth the amount of credit loss impairments on fixed maturities held by TRH as of June 30, 2010 and 2009, for which a portion of the OTTI amount was recorded in OCI.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Beginning balance (April 1 for 2009 periods)	$10.8	$21.4	$4.5	$21.4
New securities subject to credit impairment losses	—	6.0	6.3	6.0
Ending balance	$10.8	$27.4	$10.8	$27.4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(f) Aging of Gross Unrealized Losses

As of June 30, 2010 and December 31, 2009, the aging of the gross unrealized losses with respect to all fixed maturities and equities, grouped by months in a continuous unrealized loss position, was as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in millions)
June 30, 2010:
Fixed maturities:
U.S. Government and government agencies	$64	$ *	$—	$—	$64	$ *
States, municipalities and political subdivisions	377	(5)	347	(23)	724	(28)
Foreign governments	24	*	1	*	25	*
Corporate	223	(4)	141	(4)	364	(8)
Asset-backed:
RMBS	49	(2)	188	(53)	237	(55)
CMBS	3	(1)	52	(8)	55	(9)
Other asset-backed	4	*	28	(1)	32	(1)
Total fixed maturities	744	(12)	757	(89)	1,501	(101)
Equities available for sale	190	(23)	—	—	190	(23)
Total	$934	$(35)	$757	$(89)	$1,691	$(124)

* Rounds to less than $1 million.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in millions)
December 31, 2009:
Fixed maturities:
U.S. Government and government agencies	$298	$(3)	$—	$—	$298	$(3)
States, municipalities and political subdivisions	470	(7)	451	(30)	921	(37)
Foreign governments	227	(5)	16	(3)	243	(8)
Corporate	593	(9)	244	(23)	837	(32)
Asset-backed:
RMBS	75	(52)	101	(24)	176	(76)
CMBS	1	*	45	(13)	46	(13)
Other asset-backed	3	*	13	(2)	16	(2)
Total fixed maturities	1,667	(76)	870	(95)	2,537	(171)
Equities available for sale	81	(2)	—	—	81	(2)
Total	$1,748	$(78)	$870	$(95)	$2,618	$(173)

* Rounds to less than $1 million.

At June 30, 2010, the carrying value of TRH’s fixed maturity and equity securities aggregated $11.91 billion with aggregate pre-tax gross unrealized losses of $124 million. Additional information about these securities is as follows:

•                  Securities with gross unrealized losses were valued, in the aggregate, at approximately 93.2% of their current cost or amortized cost.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

•                  Approximately 94.0% of these securities had unrealized losses of less than or equal to 20% of their current cost or amortized cost.

•                  Approximately 4.4% of the fixed maturity securities had issuer credit ratings which were below investment grade or not rated.

At June 30, 2010, TRH held 202 and 196 individual fixed maturity and equity investments, respectively, that were in an unrealized loss position, of which, 124 individual fixed maturity investments were in a continuous unrealized loss position for 12 months or more.

As of June 30, 2010 and December 31, 2009, no single issuer accounted for more than 13% and 10%, respectively, of the aggregate gross unrealized losses.

At June 30, 2010 and December 31, 2009, the gross unrealized losses for all fixed maturities and equities available for sale included the following concentrations:

	Concentration as of
	June 30, 2010	December 31, 2009
	(in millions)
RMBS	$54	$76
States, municipalities and political subdivisions	28	37
Banking and financial institutions	11	30
CMBS	9	13
Others	22	17
Total	$124	$173

The fair value of fixed maturities in an unrealized loss position at June 30, 2010 and December 31, 2009, by contractual maturity, is shown below:

	June 30, 2010	December 31, 2009
	(in millions)
Non-asset backed:
Due in one year or less	$61	$116
Due after one year through five years	211	536
Due after five through ten years	146	515
Due after ten years	759	1,132
Asset-backed (1)	324	238
Total	$1,501	$2,537

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

At June 30, 2010, the large majority of fixed maturities in an unrealized loss position consist of highly-rated state, municipality or political subdivision and asset-backed fixed maturities. TRH did not consider the unrealized losses on these impaired fixed maturities to be credit related. In making these determinations, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH’s history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs. TRH does not intend to sell these securities, and will not likely be required to sell these securities before an anticipated recovery in fair value. Other considerations included the length of time and extent to which the security has been in an unrealized loss position, observable adverse conditions specifically related to the issuer or industry sector of the security, conditions in the country of issuance or primary market for the security, historical and implied volatility of the security’s fair value, defaults on principal or interest payments, and recoveries or further declines in fair value subsequent to the balance sheet date.

At June 30, 2010, the pre-tax gross unrealized loss for all equities was $23 million, of which none were in an unrealized loss position for 12 months or more. As these equities did not meet TRH’s criteria for OTTI of equity securities and TRH has the intent and ability to hold these securities to recovery, TRH determined that there was no OTTI on these securities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5. Income Taxes

The U.S. federal income tax rate was 35% for 2010 and 2009. Actual tax expense on income before income taxes for the six months ended June 30, 2010 and 2009 differs from the “expected” amount computed by applying the U.S. federal income tax rate because of the following:

	Six Months Ended June 30,
	2010		2009
		Percent of		Percent of
		Income Before		Income Before
	Amount	Income Taxes	Amount	Income Taxes
	(dollars in thousands)
Expected Tax Expense	$52,386	35.0%	$79,760	35.0%
Adjustments:
Tax exempt interest	(44,421)	(29.7)	(44,901)	(19.7)
Dividends received deduction	(772)	(0.5)	(1,442)	(0.6)
Effective tax rate method adjustment	15,619	10.5	4,123	1.8
Other	478	0.3	2,827	1.2
Actual Tax Expense	$23,290	15.6%	$40,367	17.7%

Under the effective tax rate method, the estimated full year effective tax rate is applied to the interim year-to-date income before income taxes to determine the income tax expense for the year-to-date period.  Tax expense for any quarter represents the difference between the year-to-date amount for the current year-to-date period less such amount for the immediately preceding year-to-date period.  In estimating the full year effective tax rate, management takes into account the estimated impact of all known events.

TRH recorded income tax benefits of $12 million and $40 million in the second quarter and first six months of 2010, respectively, from catastrophe costs relating to events occurring in the first six months of 2010.  TRH expects to recognize an additional $15 million of tax benefits in subsequent quarters in 2010 related to pre-tax catastrophe costs incurred in the first six months of 2010. Income tax expenses related to net catastrophe costs were minimal in the second quarter and first six months of 2009.

6. Senior Notes

In November 2009, the Company completed a public offering of $350 million aggregate principal amount of its 8.00% senior notes due in 2039 (the “2039 Notes”).

No repurchases of TRH’s 2039 Notes nor 5.75% senior notes due in 2015 (the “2015 Notes” and together with the 2039 Notes, the “Senior Notes”) occurred in the first six months of 2010.  In the first quarter of 2009, TRH repurchased portions of the 2015 Notes from non-related parties. No repurchases of the Senior Notes occurred in the second quarter of 2009. The impact of the repurchase on the first six months of 2009 is detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Principal amount repurchased	$—	$—	$—	$26
Repurchase price	—	—	—	16
Gain on early extinguishment of debt	—	—	—	10

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

	As of June 30, 2010		As of December 31, 2009
	2015 Notes	2039 Notes	2015 Notes	2039 Notes
	(in millions)
Balance sheet carrying amount	$692.9	$340.4	$692.8	$340.3
Unamortized original issue discount	2.1	9.6	2.2	9.7
Outstanding principal amount	695.0	350.0	695.0	350.0
Fair value	715.9	361.0	712.5	359.3

Interest expense incurred and paid in connection with the Senior Notes was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Interest expense incurred	$17,056	$9,933	$34,142	$20,295
Interest paid	34,526	20,110	34,526	20,110

7. Net Income Per Common Share

Net income per common share has been computed in the following table based upon weighted average common shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income (numerator)	$110,510	$112,284	$126,385	$187,520

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	67,536	67,360	67,509	67,357
Less: Average shares in treasury	(3,438)	(989)	(2,424)	(989)
Average outstanding shares - basic (denominator)	64,098	66,371	65,085	66,368
Average potential shares from stock compensation(1)	727	432	700	322
Average outstanding shares - diluted (denominator)	64,825	66,803	65,785	66,690

Net income per common share:
Basic	$1.72	$1.69	$1.94	$2.83
Diluted	1.70	1.68	1.92	2.81

(1)

The three months ended June 30, 2010 excludes the effect of 2.3 million anti-dilutive shares (from a total of 3.7 million potential shares). The six months ended June 30, 2010 excludes the effect of 2.0 million anti-dilutive shares (from a total of 3.7 million potential shares). The three and six months ended June 30, 2009 each excludes the effect of 2.4 million anti-dilutive shares (from a total of 3.1 million and 3.0 million potential shares, respectively).

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

The second quarter of 2010 includes net catastrophe costs of $26.9 million, $14 million of which is related to the Deepwater Horizon explosion with the balance associated with events occurring in earlier periods, principally the earthquake in Chile. The first six months of 2010 includes net catastrophe costs of $157.3 million, $125 million of which is related to the earthquake in Chile and $14 million of which is related to the Deepwater Horizon explosion. The second quarter and first six months of 2009 had no significant net catastrophe costs for events occurring during the period.

Summaries of the components of pre-tax net catastrophe costs for the three and six months ended June 30, 2010 and 2009 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Net losses and LAE incurred from catastrophe events occuring in:
Current year	$32.4	$—	$167.8	$—
Prior years	(6.5)	(0.1)	(6.5)	(1.6)
Total net losses and LAE incurred from catastrophe events	25.9	(0.1)	161.3	(1.6)
Net ceded (assumed) reinstatement premiums	1.0	1.0	(4.0)	1.6
Net catastrophe costs	$26.9	$0.9	$157.3	$—

Losses and LAE incurred from catastrophe events:
Gross	$83.2	$0.1	$218.6	$2.3
Ceded	(57.3)	(0.2)	(57.3)	(3.9)
Net	25.9	(0.1)	161.3	(1.6)
Reinstatement premiums:
Gross	(4.3)	1.0	(9.3)	2.3
Ceded	5.3	—	5.3	(0.7)
Net	1.0	1.0	(4.0)	1.6
Net catastrophe costs	$26.9	$0.9	$157.3	$—

A summary of pre-tax net catastrophe costs by segment for the three and six months ended June 30, 2010 and 2009 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Domestic	$(3.8)	$1.9	$(0.8)	$4.2
International-Europe	23.2	(0.9)	77.2	(4.0)
International-Other	7.5	(0.1)	80.9	(0.2)
Total	$26.9	$0.9	$157.3	$—

9. Pension and Other Postretirement Benefits

Through various dates in 2009, a substantial majority of TRH’s employees were eligible to participate in certain benefit plans sponsored by American International Group, Inc. (“AIG”) and its subsidiaries (collectively, the “AIG Group”) (See Note 10.), including noncontributory defined benefit (“DB”) pension plans, defined contribution (“DC”) pension plans and other postretirement benefit plans. Certain of the pension plans were multiemployer plans in that they did not separately identify plan benefits and plan assets attributable to participating companies. For such plans, only contributions paid or accrued were charged to expense.

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

These plans are not material to TRH’s results of operations, financial condition or cash flows for all periods presented herein.

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

On March 15, 2010, AHAC consummated another secondary public offering (the “March 2010 Offering”, and collectively with the June 2009 Offering, the “Secondary Offerings”) of 8.5 million issued and outstanding shares of the Company’s common stock owned by AHAC. The Company repurchased two million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company’s common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company’s then outstanding shares. As a result of its reduced ownership percentage, the AIG Group is no longer considered a related party after March 15, 2010.

(b) Reinsurance Assumed from the AIG Group

After March 15, 2010 the AIG Group ceased to be a related party of TRH, as discussed above. Gross premiums written originated by the AIG Group and ceded to TRH from contracts that were entered into while the AIG Group was a related party totaled approximately $45.6 million (4.6%) and $67.7 million (6.3%) in the second quarter of 2010 and 2009, respectively, and $115.6 million (5.5%) and $143.5 million (6.5%) in the first six months of 2010 and 2009, respectively. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH’s marketing efforts and then ceded to TRH by prearrangement; (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries; and (c) all premiums from contracts that were effective after March 15, 2010. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH’s marketing efforts and then ceded to TRH by prearrangement are not material. (See Note 12 for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11. Cash Dividends

In the second quarter of 2010, the Company’s Board of Directors declared a dividend of $0.21 per common share, or approximately $13 million in the aggregate, payable on September 17, 2010.

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

Premiums written, premiums earned and losses and LAE incurred are comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Gross premiums written	$981,785	$1,066,294	$2,096,037	$2,200,621
Ceded premiums written	(34,196)	(59,954)	(122,149)	(147,179)
Net premiums written	$947,589	$1,006,340	$1,973,888	$2,053,442

Gross premiums earned	$1,026,884	$1,100,356	$2,072,751	$2,140,820
Ceded premiums earned	(53,132)	(72,088)	(106,404)	(136,021)
Net premiums earned	$973,752	$1,028,268	$1,966,347	$2,004,799

Gross incurred losses and LAE	$774,469	$691,797	$1,573,179	$1,399,885
Reinsured losses and LAE ceded	(122,926)	(7,950)	(135,312)	(46,224)
Net incurred losses and LAE	$651,543	$683,847	$1,437,867	$1,353,661

Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and LAE and reinsured losses and LAE ceded include all amounts, which, by prearrangement with TRH, were assumed from an AIG subsidiary and then ceded in an equal amount to other AIG subsidiaries.  Gross premiums written and ceded premiums written include $9.3 million and $37.1 million in the second quarter of 2010 and 2009, respectively, and $72.0 million and $94.9 million in the first six months of 2010 and 2009, respectively, relating to such arrangements.  Gross premiums earned and ceded premiums earned include $28.9 million and $45.5 million in the second quarter of 2010 and 2009, respectively, and $60.4 million and $86.5 million in the first six months of 2010 and 2009, respectively, relating to such arrangements. Gross incurred losses and LAE and reinsured losses and LAE ceded include $45.6 million and $2.6 million in the second quarter of 2010 and 2009, respectively, and $58.3 million and $25.6 million in the first six months of 2010 and 2009, respectively, relating to such arrangements.

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

The following table is a summary of financial data by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Domestic:
Net premiums written	$486,071	$510,699	$1,023,277	$1,095,072
Net premiums earned(1)	478,920	514,386	1,002,604	1,029,650
Net investment income	80,360	71,542	154,667	143,610
Realized net capital gains (losses)	7,735	(28,370)	21,803	(82,459)
Revenues	567,015	557,558	1,179,074	1,100,679
Net losses and LAE	307,157	321,087	674,157	675,850
Underwriting expenses(2)	141,555	138,388	288,818	277,049
Underwriting profit(3)(4)	30,208	54,911	39,629	76,751
Income before income taxes	94,385	82,055	167,311	115,866

International-Europe:
Net premiums written	$332,124	$356,078	$691,137	$703,759
Net premiums earned(1)	358,677	371,493	697,447	727,661
Net investment income	27,518	32,016	56,814	61,639
Realized net capital gains (losses)	3,078	2,132	(9,474)	261
Revenues	389,273	405,641	744,787	789,561
Net losses and LAE	278,545	293,145	566,685	552,400
Underwriting expenses(2)	91,708	93,918	171,109	186,534
Underwriting loss(3)(4)	(11,576)	(15,570)	(40,347)	(11,273)
Income before income taxes	18,899	18,845	7,019	50,759

International-Other(5):
Net premiums written	$129,394	$139,563	$259,474	$254,611
Net premiums earned(1)	136,155	142,389	266,296	247,488
Net investment income	7,896	7,643	16,903	15,770
Realized net capital (losses) gains	(2,536)	753	(5,941)	(3,858)
Revenues	141,515	150,785	277,258	259,400
Net losses and LAE	65,841	69,615	197,025	125,411
Underwriting expenses(2)	58,380	44,184	104,857	72,456
Underwriting profit (loss)(3)(4)	11,934	28,590	(35,586)	49,621
Income (loss) before income taxes	17,311	36,711	(24,655)	61,262

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Consolidated:
Net premiums written	$947,589	$1,006,340	$1,973,888	$2,053,442
Net premiums earned(1)	973,752	1,028,268	1,966,347	2,004,799
Net investment income	115,774	111,201	228,384	221,019
Realized net capital gains (losses)	8,277	(25,485)	6,388	(86,056)
Revenues	1,097,803	1,113,984	2,201,119	2,149,640
Net losses and LAE	651,543	683,847	1,437,867	1,353,661
Underwriting expenses(2)	291,643	276,490	564,784	536,039
Underwriting profit (loss)(3)(4)	30,566	67,931	(36,304)	115,099
Income before income taxes	130,595	137,611	149,675	227,887

(1)

Net premiums earned from the AIG Group from contracts with effective dates of March 15, 2010 or prior were approximately $57 million and $89 million for the three months ended June 30, 2010 and 2009, respectively, and $141 million and $169 million for the six months ended June 30, 2010 and 2009, respectively, and were included mainly in Domestic. See Note 10.

(2)	Underwriting expenses represent the sum of net commissions, decrease (increase) in deferred policy acquisition costs and other underwriting expenses.
(3)	Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses.
(4)	See Note 8 for net catastrophe costs by segment.
(5)

The Miami branch segment data was considered significant for at least one of the periods presented. Certain key Miami data elements, which are included in International-Other, in the 2010 and 2009 periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Miami (serving Latin America and the Caribbean):
Revenues	$72,936	$77,143	$136,516	$132,930
Income (loss) before income taxes	2,536	14,914	(58,234)	30,707

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

On May 21, 2010, the Company and its subsidiaries, Transatlantic Reinsurance Company and Trans Re Zurich Reinsurance Company Ltd (collectively, “TRH Parties”), filed a demand for arbitration against AIG, AIG Securities Lending Corp. and AIG Securities Lending (Ireland) Ltd. (collectively, “AIG Securities Lending”) for losses in excess of $350 million suffered by TRH arising from its participation in a securities lending program administered and managed by AIG Securities Lending during the period that TRH was controlled by AIG. The TRH Parties’ participations in such securities lending program ended in the fourth quarter of 2008. While the final outcome cannot be predicted with certainty, TRH believes this arbitration, when resolved, will not have a material adverse effect on TRH’s results of operations, financial position or cash flows.

On September 30, 2009, Transatlantic Reinsurance Company (“TRC”) initiated arbitration proceedings against United Guaranty Residential Insurance Company, United Guaranty Mortgage Indemnity Company, United Guaranty Credit Insurance Company and United Guaranty Residential Insurance Company of North Carolina (collectively, “UGC”), each a subsidiary of the AIG Group. The arbitration proceedings involve certain contracts related to subprime mortgages and credit default insurance pursuant to which UGC purchased reinsurance from TRC (the “Disputed Contracts”). TRC seeks in the proceedings, among other things, to rescind the Disputed Contracts. While the final outcome cannot be predicted with certainty, TRH believes these arbitration proceedings, when resolved, will not have a material adverse effect on TRH’s consolidated results of operations, financial position or cash flows.

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

Financial Statements

The following discussion refers to the consolidated financial statements of TRH as of June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009, which are presented elsewhere herein.

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

In the first six months of 2010, casualty lines comprised 71% of TRH’s net premiums written, while property lines totaled 29%.  In addition, treaty reinsurance totaled approximately 97% of net premiums written, with the balance representing facultative accounts.  Business written by international branches represented approximately 48% of net premiums written in the first six months of 2010.  (See Operational Review for detailed period to period comparisons of such measures.)

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

On March 15, 2010, AHAC consummated another secondary public offering (the “March 2010 Offering”, and collectively with the June 2009 Offering, the “Secondary Offerings”) of 8.5 million issued and outstanding shares of the Company’s common stock owned by AHAC. The Company repurchased two million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company’s common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company’s then outstanding shares. As a result of its reduced ownership percentage, the AIG Group is no longer considered a related party after March 15, 2010.

Consolidated Results

The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(dollars in millions)
Revenues	$1,097.8	$1,114.0	(1.5)%	$2,201.1	$2,149.6	2.4%
Income before income taxes	130.6	137.6	(5.1)	149.7	227.9	(34.3)
Net income	110.5	112.3	(1.6)	126.4	187.5	(32.6)

Revenues decreased in the second quarter of 2010 compared to the second quarter of 2009 due primarily to a decrease in net premiums earned, partially offset by an increase in realized net capital gains. The decrease in net premiums earned reflects in part the impact of competitive market conditions which led TRH in recent periods to not renew certain business that did not meet TRH’s underwriting standards. The increase in realized net capital gains was due principally to a decrease in other-than-temporary impairments (“OTTI”) and an increase in realized net capital gains on sales and redemptions of securities in 2010. The second quarter of 2009 included significant OTTI write-downs resulting from the turmoil in the financial and credit markets in the first half of 2009. (See Note 4(e) of Notes to Condensed Consolidated Financial Statements (“Note 4(e)”) for a breakdown of realized net capital gains (losses).)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Revenues increased in the first six months of 2010 compared to the first six months of 2009 due primarily to an increase in realized net capital gains, partially offset by a decrease in net premiums earned. The increase in realized net capital gains was due principally to a decrease in OTTI and an increase in realized net capital gains on sales and redemptions of securities in 2010, partially offset by an increase in foreign currency transaction losses in the first six months of 2010. The first six months of 2009 included significant OTTI write-downs resulting from the turmoil in the financial and credit markets in the first half of 2009. The decrease in net premiums earned reflects in part the impact of competitive market conditions which led TRH in recent periods to not renew certain business that did not meet TRH’s underwriting standards.

The second quarter of 2010 included pre-tax net catastrophe costs of $26.9 million, $14 million of which is related to the Deepwater Horizon explosion with the balance associated with events occurring in earlier periods, principally the earthquake in Chile. The first six months of 2010 included pre-tax net catastrophe costs of $157.3 million, $125 million of which is related to the earthquake in Chile and $14 million of which is related to the Deepwater Horizon explosion. Net catastrophe costs in the second quarter and first six months of 2010 each include $6 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs were insignificant in the second quarter and first six months of 2009. Catastrophe costs include net losses and LAE incurred and related reinstatement premiums, the details of which can be found in Note 8 of Notes to Condensed Consolidated Financial Statements (“Note 8”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

Income before income taxes and net income decreased slightly in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of a decrease in underwriting profit, largely offset by an increase in realized net capital gains. The decrease in underwriting profit was primarily due to increased catastrophe costs in the second quarter of 2010. The percentage decrease in net income between periods is less than the decrease in income before income taxes as a result of the lower effective tax rate in 2010.

Income before income taxes and net income decreased in the first six months of 2010 compared to the same 2009 period primarily as a result of a decrease in underwriting profit, partially offset by an increase in realized net capital gains. The decrease in underwriting profit was primarily due to increased catastrophe costs in the first six months of 2010. The percentage decrease in net income between periods is less than the decrease in income before income taxes as a result of the lower effective tax rate in 2010. (See Note 5 of Notes to Condensed Consolidated Financial Statements (“Note 5”).)

TRH recognized income tax benefits of $12 million and $40 million in the second quarter and first six months of 2010, respectively, relating to catastrophe costs incurred in the first six months of 2010. TRH expects to recognize an additional $15 million of tax benefits in subsequent quarters in 2010 related to pre-tax catastrophe costs incurred in the first six months of 2010. Income tax expenses related to net catastrophe costs were minimal in the second quarter and first six months of 2009.

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

In property lines, some catastrophe-exposed regions, particularly peak zones, saw significant rate increases in the first half of 2009, which leveled off in the second half of 2009. Overall this business remained at acceptable rate levels through the January 1, 2010 renewal period, with rates in the U.S. down slightly and rates outside of the U.S. generally flat. The strengthening of insurers’ balance sheets also led to higher net retentions by cedants during the January 1, 2010 renewal period.

Market conditions generally remained stable from year-end 2009 through the first six months of 2010. In the property lines, while the catastrophe events occurring in the first six months of 2010 resulted in significant losses for the industry, they are not expected to meaningfully impact overall catastrophe reinsurance pricing trends. However, attractive opportunities continue to be available in certain catastrophe-exposed property lines, despite rate softening in some regions. In addition, as the numerous catastrophe events occurring in the first six months of 2010 were spread globally, they may positively impact pricing, terms and conditions in non-peak zones, which generally renew on January 1st.  In the casualty lines, opportunities remain in certain specialty casualty lines such as D&O and medical malpractice, which both continue to show favorable loss frequency trends, and accident and health (“A&H”). In addition, international motor lines are showing signs of strengthening and recent losses may lead to some hardening of rates in marine, offshore energy and aviation business in the future.

The existence of favorable or improving market conditions in certain regions and lines of business does not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there can be no assurance that these favorable or improving conditions will occur or remain in effect in the future.

Starting in mid-2007, the U.S. residential mortgage market and the global credit and financial markets experienced serious disruptions, although improvement was evident in the latter part of 2009 through the first half of 2010. TRH’s operating results and financial condition have been adversely affected and may continue to be adversely affected by this disruption. (See Disruption in Global Credit and Financial Markets.) However, the current global credit and financial markets may present attractive opportunities for strategic acquisitions and investments, which TRH may, from time to time, evaluate and pursue, particularly given TRH’s strong capital position, financial resources and reputation.

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

The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An active market is one in which transactions for the asset being valued occurs with sufficient frequency and volume to provide pricing information on an ongoing basis. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly for the asset being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions. (See Note 3 of Notes to Condensed Consolidated Financial Statements (“Note 3”) for the valuation techniques and inputs that TRH uses to determine the fair value.)

As of June 30, 2010, of TRH’s $10.8 billion of available for sale fixed maturity and equity securities and other invested assets measured at fair value on a recurring basis, $10.6 billion was based on prices received from independent pricing services and $0.2 billion was based on non-binding broker quotes or internal valuation sources. Fair values from all external sources were reviewed by management, but none were adjusted.

Through June 30, 2009, the AIG Group managed the investments and performed investment recordkeeping and the valuation services discussed in Note 3 for TRH. Effective July 1, 2009, TRH employs third parties not affiliated with AIG to provide these services.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At June 30, 2010, TRH classified $265.0 million of assets measured at fair value on a recurring basis as Level 3. This represented 2.4% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

At June 30, 2010, TRH had gross unrealized losses on all fixed maturities (including fixed maturities classified as held to maturity) and equities totaling $124 million which did not meet the criteria for OTTI charged to earnings. If TRH’s determination of OTTI is materially incorrect, it could have a material adverse effect on TRH’s results of operations and cash flows.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

(d) Premium Revenues

Management must make certain judgments in the determination of premiums written and earned by TRH. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. For excess-of-loss treaty contracts, premiums are generally recorded as written based on contract terms and are earned ratably over the terms of the related coverages provided. In the first six months of 2010, treaty contracts have generated approximately 97% of TRH’s premium revenues. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

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

Operational Review

Results of Operations

TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital gains (losses), gain on early extinguishment of debt and total revenue of TRH for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(dollars in millions)
Net premiums written	$947.6	$1,006.3	(5.8)%	$1,973.9	$2,053.4	(3.9)%
Net premiums earned	973.8	1,028.3	(5.3)	1,966.3	2,004.8	(1.9)
Net investment income	115.8	111.2	4.1	228.4	221.0	3.3
Realized net capital gains (losses)	8.3	(25.5)	(132.5)	6.4	(86.1)	(107.4)
Gain on early extinguishment of debt	—	—	—	—	9.9	(100.0)
Total revenues	1,097.8	1,114.0	(1.5)	2,201.1	2,149.6	2.4

Net premiums written decreased in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 due in part to the continued impact of competitive market conditions which led TRH in recent periods to not renew certain business that did not meet TRH’s underwriting standards and, in the second quarter only, due to changes in foreign currency exchange rates compared to the U.S. dollar.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

A breakdown of total net premiums written for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Casualty	71.3%	70.0%	70.9%	71.5%
Property	28.7	30.0	29.1	28.5
Total	100.0%	100.0%	100.0%	100.0%

Treaty	96.3%	96.0%	97.0%	96.9%
Facultative	3.7	4.0	3.0	3.1
Total	100.0%	100.0%	100.0%	100.0%

Domestic	51.3%	50.7%	51.8%	53.3%
International	48.7	49.3	48.2	46.7
Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the second quarter and first six months of 2010 compared to the same 2009 periods.

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
Change excluding foreign exchange	(4.1)%	(4.7)%
Foreign exchange effect	(1.7)	0.8
Change as reported in U.S. dollars	(5.8)%	(3.9)%

Domestic net premiums written decreased in the second quarter of 2010 by $24.6 million, or 4.8%, from the second quarter of 2009 to $486.1 million. The most significant decreases in Domestic net premiums written were recorded in the other liability ($19.1 million) and A&H ($10.6 million) lines. These decreases were partially offset by a significant increase in the auto liability ($11.7 million) line. Domestic net premiums written for the first six months of 2010 totaled $1.02 billion, a decrease of $71.8 million, or 6.6% from the first half of 2009. The most significant decreases in Domestic net premiums written were recorded in the A&H ($33.4 million) and auto liability ($22.5 million) lines, along with relatively smaller decreases spread across several lines.

International net premiums written decreased in the second quarter of 2010 by $34.1 million, or 6.9%, from the second quarter of 2009 to $461.5 million. The most significant decreases in net premiums written occurred in London ($24.2 million) and Miami ($19.4 million) branches. The most significant decreases in International net premiums written were recorded in the property ($31.1 million), ocean marine ($12.6 million) and credit ($11.4 million) lines, partially offset by a significant increase in the A&H ($24.7 million) line. The decrease in International net premiums written was due in part to the impact of changes in foreign currency exchange rates. Changes in foreign currency exchange rates decreased second quarter 2010 net premiums written by $16.5 million compared to the second quarter of 2009. Excluding the impact of changes in foreign exchange rates, International net premiums written would have decreased 3.5% in the second quarter of 2010 compared to the second quarter of 2009.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

International net premiums written decreased in the first six months of 2010 by $7.8 million, or 0.8%, from the first six months of 2009 to $950.6 million. The most significant decreases in net premiums written occurred in London ($32.1 million) and Miami ($14.8 million) branches, partially offset by a significant increase in TRZ ($25.1 million). The most significant decreases in International net premiums written were recorded in the credit ($18.5 million), ocean marine ($13.1 million) and property ($12.3 million) lines, partially offset by a significant increase in the A&H ($39.2 million) line.  The decrease in International net premiums written was partially mitigated by the impact of changes in foreign currency exchange rates. Changes in foreign currency exchange rates increased net premiums written in the first six months of 2010 by $17.0 million compared to the first six months of 2009. Excluding the impact of changes in foreign exchange rates, International net premiums written would have decreased 2.6% in the first six months of 2010 compared to the first six months of 2009.

Generally, reasons for changes in gross premiums written between years are similar to those for net premiums written, except for changes in ceded premiums, including premiums assumed from a subsidiary of AIG that, by prearrangement, were ceded in an equal amount to other subsidiaries of AIG. See Note 12 of Notes to Condensed Consolidated Financial Statements (“Note 12”). As further discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, certain business assumed by TRH from the AIG Group were related party transactions as a result of the AIG Group’s ownership interest during those periods. TRH either accepted or rejected proposed transactions with such companies based on its assessment of risk selection, pricing, terms and conditions, among other factors.

As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

Net investment income in the second quarter of 2010 totaled $115.8 million, an increase of $4.6 million, or 4.1%, compared to the second quarter of 2009 due to increases in investment income from fixed maturities and other invested assets, partially offset by a decrease in other investment income. In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated mitigated the increase in net investment income in the second quarter of 2010 compared to the same 2009 periods by approximately $1.4 million. Net investment income in the first six months of 2010 totaled $228.4 million, an increase of $7.4 million, or 3.3%, compared to the first six months of 2009 due to increases in investment income from other invested assets and fixed maturities, partially offset by decreases in investment income from equities and other investment income. Changes in foreign currency exchange rates had an insignificant effect on the change in net investment income in the first six months of 2010 compared to the same 2009 period. Net investment income from other invested assets can display greater volatility than other classes of investments. (See Note 4(d) of Notes to Condensed Consolidated Financial Statements for a breakdown of the components of net investment income.)

The pre-tax effective yields on investments were 3.7% and 4.0% for the second quarter of 2010 and 2009, respectively, and 3.6% and 4.1% for the first six months of 2010 and 2009, respectively. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The decrease in the pre-tax effective yield on investments in the second quarter and first six months of 2010 compared to the same respective 2009 period is due in part to a lower pre-tax effective yield on the fixed maturity portfolio, partially offset by increased returns on other invested assets.

Realized net capital gains (losses) totaled $8.3 million and ($25.5) million in the second quarter of 2010 and 2009, respectively, and $6.4 million and ($86.1) million in the first six months of 2010 and 2009, respectively. Realized net capital gains (losses) generally result from (a) investment dispositions, which reflect TRH’s investment and tax planning strategies to optimize after-tax income; (b) OTTI of investments; and (c) foreign currency transaction gains and losses. See Note 4(e) for a breakdown of realized net capital gains (losses).

There were no OTTI write-downs in the second quarter of 2010. Realized net capital gains in the first six months of 2010 included ($6.3) million of OTTI write-downs charged to earnings, relating principally to credit losses on fixed maturities. Realized net capital losses in the second quarter and first six months of 2009 included ($20.3) million and ($65.7) million, respectively, of OTTI write-downs charged to earnings, resulting in large part from the depressed fair values of certain securities and issuer specific credit events during the first six months of 2009.

Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Note 4(g) for the criteria used in the determination of such write-downs.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

OTTI write-downs by balance sheet category and type of impairment recorded for the periods indicated are presented in the table below:

		Lack of	Issuer-
	Severity	Intent to	Specific
	and/or	Hold to	Credit
	Duration	Recovery	Events	Total
	(in millions)
Three months ended June 30, 2010:
Fixed maturities	$—	$—	$—	$—
Equities	—	—	—	—
Total included in the statement of operations	$—	$—	$—	—
Fixed maturities — included in the statement of comprehensive income				—
Total OTTI				$—

Three months ended June 30, 2009:
Fixed maturities	$—	$—	$(8.0)	$(8.0)
Equities	(12.3)	—	—	(12.3)
Total included in the statement of operations	$(12.3)	$—	$(8.0)	(20.3)
Fixed maturities — included in the statement of comprehensive income				(0.5)
Total OTTI				$(20.8)

Six months ended June 30, 2010:
Fixed maturities	$—	$—	$(6.3)	$(6.3)
Equities	—	—	—	—
Total included in the statement of operations	$—	$—	$(6.3)	(6.3)
Fixed maturities — included in the statement of comprehensive income				(6.7)
Total OTTI				$(13.0)

Six months ended June 30, 2009:
Fixed maturities	$(14.7)	$(6.0)	$(8.0)	$(28.7)
Equities	(29.1)	(4.4)	(3.5)	(37.0)
Total included in the statement of operations	$(43.8)	$(10.4)	$(11.5)	(65.7)
Fixed maturities — included in the statement of comprehensive income				(0.5)
Total OTTI				$(66.2)

There were no repurchases of TRH’s 8.00% senior notes due in 2039 (the “2039 Notes”) nor TRH’s 5.75% senior notes due in 2015 (the “2015 Notes” and together with the 2039 Notes, the “Senior Notes”) in the first six months of 2010. In the first quarter of 2009, TRH repurchased portions of the 2015 Notes from non-related parties. There were no other repurchases of the Senior Notes in the first six months of 2009. The impact of the repurchases is detailed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Principal amount repurchased	$—	$—	$—	$26
Repurchase price	—	—	—	16
Gain on early extinguishment of debt	—	—	—	10

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

The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH and each of TRH’s reporting segments, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Consolidated:
Loss ratio	66.9%	66.5%	73.1%	67.5%
Commission ratio	25.4	23.4	24.2	23.3
Other underwriting expense ratio	4.6	3.5	4.5	3.5
Underwriting expense ratio	30.0	26.9	28.7	26.8
Combined ratio	96.9%	93.4%	101.8%	94.3%

Domestic:
Loss ratio	64.1%	62.4%	67.2%	65.6%
Commission ratio	24.3	23.3	23.8	23.5
Other underwriting expense ratio	5.3	3.6	5.0	3.4
Underwriting expense ratio	29.6	26.9	28.8	26.9
Combined ratio	93.7%	89.3%	96.0%	92.5%

International-Europe:
Loss ratio	77.6%	78.9%	81.3%	75.9%
Commission ratio	21.9	22.0	20.6	22.4
Other underwriting expense ratio	3.7	3.3	3.9	3.2
Underwriting expense ratio	25.6	25.3	24.5	25.6
Combined ratio	103.2%	104.2%	105.8%	101.5%

International-Other:
Loss ratio	48.3%	48.9%	74.0%	50.7%
Commission ratio	38.4	27.4	35.0	25.3
Other underwriting expense ratio	4.5	3.6	4.4	4.0
Underwriting expense ratio	42.9	31.0	39.4	29.3
Combined ratio	91.2%	79.9%	113.4%	80.0%

The increased loss ratio for consolidated TRH in the second quarter and first six months of 2010 compared to the same 2009 periods is due principally to increased net catastrophe costs, partially offset by improved loss ratios excluding catastrophe costs in International-Europe and International-Other.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The second quarter of 2010 included pre-tax net catastrophe costs of $26.9 million, $14 million of which is related to the Deepwater Horizon explosion with the balance associated with events occurring in earlier periods, principally the earthquake in Chile. Net catastrophe costs in the second quarter of 2010 includes $6.0 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added (decreased) 2.8%, (0.8)%, 6.5% and 5.3% to the second quarter of 2010 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively. While there were no significant net catastrophe costs for events occurring during the second quarter of 2009, the second quarter of 2009 includes net catastrophe costs incurred of $0.9 million relating to events occurring in prior years. Net catastrophe costs in the aggregate added (decreased) 0.1%, 0.3%, (0.2)% and (0.1)% to the second quarter of 2009 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.

The first six months of 2010 included pre-tax net catastrophe costs of $157.3 million, $125 million of which is related to the earthquake in Chile and $14 million of which is related to the Deepwater Horizon explosion. Net catastrophe costs in the first six months of 2010 includes $6.0 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added (decreased) 8.0%, (0.1)%, 11.1% and 30.2% to the first six months of 2010 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively. Net catastrophe costs were insignificant in the first six months of 2009. Net catastrophe costs added (decreased) 0.0%, 0.4%, (0.5)% and (0.1)% to the first six months of 2009 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively. (See Note 8 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

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

In the second quarter and first six months of 2010, TRH decreased its estimate of the ultimate amounts of net losses occurring in 2009 and prior years by $15 million and $22 million, respectively. The estimated net favorable development in each of the second quarter and first six months of 2010 includes $6 million of estimated net favorable development related to catastrophe events occurring in prior years. The estimated net favorable development for the first six months of 2010 was comprised of net favorable development of $68 million for losses occurring in 2003 to 2009, partially offset by net adverse development of $46 million relating to losses occurring in 2002 and prior. Favorable loss reserve development related to losses occurring in 2003 to 2009 generally related to shorter-tailed lines. Adverse loss reserve development arising from losses occurring in 2002 and prior generally relates to excess casualty classes.

In the second quarter and first six months of 2009, TRH decreased its estimate of the ultimate amounts of net losses occurring in 2008 and prior years by $5 million and $7 million, respectively. The estimated net favorable development for the first six months of 2009 was comprised of net favorable development of $45 million, principally relating to losses occurring in 2008, partially offset by net adverse development of $38 million relating to losses occurring in 2002 and prior. Favorable loss reserve development in 2008 generally related to the shorter-tailed classes. Adverse loss reserve development arising from losses occurring in 2002 and prior generally related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Based on information presently available, TRH’s current loss reserves represent management’s best estimate of ultimate losses, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of June 30, 2010 and thus, have a material adverse effect on future net income, financial condition and cash flows.

For the second quarter of 2010 compared to the same 2009 period, the changes in gross and ceded losses and LAE incurred each include the effect of a $43 million increase in losses and LAE incurred relating to business assumed from an AIG subsidiary which, by prearrangement with TRH, was then ceded in an equal amount to other AIG subsidiaries. For the first six months of 2010 compared to the same 2009 period, the changes in gross and ceded losses and LAE incurred each include the effect of a $33 million increase in losses and LAE incurred relating to business assumed from an AIG subsidiary which, by prearrangement with TRH, was then ceded in an equal amount to other AIG subsidiaries. (See Note 12.) In addition, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses as discussed in Note 8.

The underwriting expense ratio for consolidated TRH in the second quarter of 2010 increased compared to the second quarter of 2009 due to increases of 2.0% in the commission ratio and 1.1% in the other underwriting expense ratio. The underwriting expense ratio for consolidated TRH in the first six months of 2010 increased compared to the first six months of 2009 due to increases of 1.0% in the other underwriting expense ratio and 0.9% in the commission ratio. The increase in the consolidated commission ratios in the 2010 periods related to Domestic and International-Other, and was due in part to a change in the mix of business. The increase in the consolidated other underwriting expense ratios in the 2010 periods reflects an increase in Domestic, and is due in large part to increased performance-based compensation expenses, including stock compensation expenses.

Deferred policy acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Policy acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

In November 2009, the Company issued $350 million principal amount of the 2039 Notes, all of which remains outstanding as of June 30, 2010. In the first quarter of 2009, TRH repurchased $26 million principal amount of the 2015 Notes from non-related parties. $695 million principal amount of the 2015 Notes were outstanding at each of June 30, 2010 and December 31, 2009. Interest expense incurred and interest paid in connection with the Senior Notes is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Interest expense incurred	$17,056	$9,933	$34,142	$20,295
Interest paid	34,526	20,110	34,526	20,110

General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”) are the primary components of “other, net” expenses on the Consolidated Statement of Operations. PRMS, a wholly owned subsidiary of the Company, is an insurance program manager specializing in professional liability insurance services.

Income before income taxes was $130.6 million and $137.6 million in the second quarter of 2010 and 2009, respectively, and $149.7 million and $227.9 million in the first six months of 2010 and 2009, respectively. The decrease in income before income taxes in the 2010 periods compared to the respective 2009 period resulted largely from a decrease in underwriting profit, partially offset by an increase in realized net capital gains. The decrease in underwriting profit is due largely to an increase in catastrophe costs in the 2010 periods, partially offset by an increase in estimated net favorable loss reserve development.  The net impact of increased catastrophe costs and increased estimated net favorable loss reserve development was to decrease underwriting profit by $22 million and $147 million in the second quarter and first six months of 2010, respectively, as compared to the same respective 2009 periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Federal and foreign income tax expense of $20.1 million and $25.3 million were recorded in the second quarter of 2010 and 2009, respectively. The effective tax rates, which represent income taxes divided by income before income taxes, were 15.4% in the second quarter of 2010 and 18.4% in the second quarter of 2009. Federal and foreign income tax expense of $23.3 million and $40.4 million were recorded in the first six months of 2010 and 2009, respectively. The effective tax rates were 15.6% in the first six months of 2010 and 17.7% in the first six months of 2009. (See Note 5.)

TRH recognized income tax benefits of $12 million and $40 million in the second quarter and first six months of 2010, respectively, relating to catastrophe costs incurred in the first six months of 2010. TRH expects to recognize an additional $15 million of tax benefits in subsequent quarters in 2010 related to pre-tax catastrophe costs incurred in the first six months of 2010. Income tax expenses related to net catastrophe costs were minimal in the second quarter and first six months of 2009.

Net income and net income per common share on a diluted basis are summarized below for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net income	$110.5	$1.70	$112.3	$1.68	$126.4	$1.92	$187.5	$2.81

Reasons for the changes between years are as discussed earlier. (See Note 7 of Notes to Condensed Consolidated Financial Statements for the calculation of net income per common share.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Non-GAAP Measures

The performance of TRH is commonly assessed by analysts and others based on performance measures which are not defined under GAAP. Those measures include net operating income (“NOI”), NOI Per Common Share (diluted) and annualized operating return on equity (“Annualized Operating ROE”). NOI is defined as GAAP net income excluding realized net capital gains (losses) and the gain (loss) on early extinguishment of debt, net of taxes. NOI Per Common Share (diluted) represents NOI divided by average common shares outstanding on a diluted basis. Annualized Operating ROE is defined as NOI divided by the average of beginning and ending stockholders’ equity multiplied by four (for the three month periods) or two (for the six month periods). In addition, GAAP annualized return on equity (“GAAP Annualized ROE”) is defined as GAAP net income divided by the average of beginning and ending stockholders’ equity multiplied by four (for the three month periods) or two (for the six month periods). TRH uses these measures in analyzing its performance as these measures focus on the core fundamentals of TRH’s operations. While TRH considers realized net capital gains (losses) and the gain (loss) on early extinguishment of debt as integral parts of its business and results, such items are not indicative of the core fundamentals of TRH’s operations. TRH believes these measures are of interest to the investment community because they provide additional meaningful methods of evaluating certain aspects of TRH’s operating performance from period to period on bases that are not otherwise apparent under GAAP. These non-GAAP measures, namely, NOI, NOI Per Common Share (diluted) and Annualized Operating ROE should not be viewed as substitutes for GAAP net income, GAAP net income per common share on a diluted basis and GAAP Annualized ROE, respectively. Reconciliations of NOI, NOI Per Common Share (diluted) and Annualized Operating ROE to GAAP net income, GAAP net income per common share on a diluted basis and GAAP Annualized ROE, respectively, the most directly comparable GAAP measures, are included below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net income	$110.5	$1.70	$112.3	$1.68	$126.4	$1.92	$187.5	$2.81
Realized net capital (gains) losses, net of tax(1)	(5.4)	(0.08)	16.5	0.25	(4.2)	(0.06)	55.9	0.84
Gain on early extinguishment of debt, net of tax(1)	—	—	—	—	—	—	(6.4)	(0.10)
Net operating income	$105.1	$1.62	$128.8	$1.93	$122.2	$1.86	$237.0	$3.55

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
GAAP Annualized ROE	11.0%	13.1%	6.3%	11.1%
Realized net capital (gains) losses, net of tax(1)	(0.5)	1.9	(0.3)	3.4
Gain on early extinguishment of debt, net of tax(1)	—	—	—	(0.4)
Annualized Operating ROE	10.5%	15.0%	6.0%	14.1%

(1)   Assumes a 35% tax rate.

The decreases in NOI, NOI per Common Share (diluted) and Annualized Operating ROE in the second quarter and first six months of 2010 compared to the same respective 2009 periods is due largely to the increase in net catastrophe costs.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Segment Results

(a) Domestic

The second quarter of 2010 compared to the second quarter of 2009

Revenues increased in 2010 due principally to an increase in realized net capital gains, partially offset by a decrease in net premiums written, net of the change in unearned premiums. 2009 had significant realized net capital losses which were due in part to the turmoil in the financial markets during the first half of 2009. See Results of Operations for a discussion of period over period changes in Domestic net premiums written.

Income before income taxes increased in 2010 due primarily to an increase in realized net capital gains, partially offset by a decrease in underwriting profit. The decrease in underwriting profit reflects a decrease in net premiums earned and increases in the loss ratio and the underwriting expense ratio. The decrease in net premiums earned reflect in part the continued impact of competitive market conditions which led TRH in recent periods to not renew certain business that did not meet TRH’s underwriting standards.

Net catastrophe costs in 2010 and 2009 were insignificant.

The first six months of 2010 compared to the first six months of 2009

Revenues increased in 2010 due principally to an increase in realized net capital gains, partially offset by a decrease in net premiums written, net of the change in unearned premiums. 2009 had significant realized net capital losses which were due in part to the turmoil in the financial markets during the first half of 2009. See Results of Operations for a discussion of period over period changes in Domestic net premiums written.

Income before income taxes increased in 2010 due primarily to an increase in realized net capital gains, partially offset by a decrease in underwriting profit. The decrease in underwriting profit reflects a decrease in net premiums earned and increases in the loss ratio and the underwriting expense ratio. The decrease in net premiums earned reflect in part the continued impact of competitive market conditions which led TRH in recent periods to not renew certain business that did not meet TRH’s underwriting standards.

Net catastrophe costs in 2010 and 2009 were insignificant.

(b) International-Europe (London and Paris branches and TRZ)

The second quarter of 2010 compared to the second quarter of 2009

Revenues decreased in 2010 due largely to a decrease in net premiums written, net of the change in unearned premiums. Revenues decreased in the London and Paris branches, partially offset by an increase in TRZ.

Net premiums written decreased in 2010 with the most significant decreases occurring in the property, credit and ocean marine lines. These decreases were partially offset by a significant increase in the A&H line. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2010 as compared to 2009 decreased net premiums written by $21.8 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have declined 0.6% in 2010 compared to 2009.

Income before income taxes for 2010 remained level with 2009 as a decrease in underwriting loss was offset by a decrease in net investment income. The decrease in underwriting loss reflects a lower loss ratio excluding catastrophe costs, partially offset by an increase in catastrophe costs.

2010 includes net catastrophe costs of $23.2 million, the majority of which is related to the Deepwater Horizon explosion, with the balance related to catastrophe events occurring in prior periods, principally the earthquake in Chile. Net catastrophe costs in 2009 were insignificant.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The first six months of 2010 compared to the first six months of 2009

Revenues decreased in 2010 due principally to a decrease in net premiums written, net of the change in unearned premiums, and an increase in realized net capital losses. Revenues decreased in the London and Paris branches, partially offset by an increase in TRZ.

Net premiums written decreased in 2010 with the most significant decreases occurring in the credit, property, ocean marine and boiler and machinery lines, partially offset by a significant increase in the A&H line. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2010 as compared to 2009 decreased net premiums written by $2.5 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have declined 1.4% in 2010 compared to 2009.

Income before income taxes for 2010 decreased due primarily to increases in underwriting loss and an increase in realized net capital losses. The increase in underwriting loss is primarily due to an increase in net catastrophe costs, partially offset by a lower commission ratio and a lower loss ratio excluding catastrophe costs.

2010 includes net catastrophe costs of $77.2 million, principally related to the earthquake in Chile, the Deepwater Horizon explosion and storms in Australia. Net catastrophe costs in 2009 were insignificant.

(c) International-Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches)

The second quarter of 2010 compared to the second quarter of 2009

Revenues decreased in 2010 due largely to a decrease in net premiums written, net of the change in unearned premiums and an increase in realized net capital losses. Revenues decreased significantly in the Tokyo branch.

Net premiums written decreased principally in the property line, due to decreases in the Miami branch. The decreases in the Miami branch were due in part to the cancellation of certain treaties and the renewal of certain other treaties with lower participations. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2010 as compared to 2009 increased net premiums written by $5.3 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have declined 11.1% in 2010 compared to 2009.

Income before income taxes for 2010 decreased due primarily to decreases in underwriting profit. The decrease in underwriting profit reflects an increase in net catastrophe costs and an increase in the commission ratio.  The increase in the commission ratio occurred primarily in the Miami branch and is due in part to a change in the mix of business.

2010 includes net catastrophe costs of $7.5 million principally related to additional costs relating to the first quarter 2010 earthquake in Chile. Net catastrophe costs in 2009 were insignificant.

The first six months of 2010 compared to the first six months of 2009

Revenues increased in 2010 due principally to an increase in net premiums written, net of the change in unearned premiums. Revenues increased significantly in the Toronto branch.

The increase in net premiums written generally consisted of relatively small increases spread across several lines. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2010 as compared to 2009 increased net premiums written by $19.5 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have declined 5.8% in 2010 compared to 2009.

Loss before income taxes for 2010 increased due primarily to an increase in underwriting loss.  The increase in underwriting loss is due primarily to an increase in net catastrophe costs.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

2010 includes net catastrophe costs of $80.9 million, incurred by the Miami branch, principally related to the earthquake in Chile. Net catastrophe costs in 2009 were insignificant.

Financial Condition and Liquidity

As a holding company, the Company’s assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s cash inflows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. TRH considers TRC’s ability to pay dividends to the Company to be adequate for the Company’s liquidity needs through the end of 2010 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In the second quarter of 2010 and 2009, the Company received cash dividends from its operating subsidiaries of $75.0 million and $35.0 million, respectively. In the first six months of 2010 and 2009, the Company received cash dividends from its operating subsidiaries of $75.0 million and $57.0 million, respectively. Based on estimated statutory surplus of $4.05 billion as of June 30, 2010, TRC would be able to pay dividends of approximately $405 million without regulatory approval by June 30, 2011. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses. The Company also uses cash to repurchase portions of the Senior Notes or repurchase common shares when TRH believes it is advantageous to do so.

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

At June 30, 2010, total investments were $12.30 billion compared to $12.32 billion at December 31, 2009, a decrease of $14.4 million. The change in investments reflects $156.8 million of net purchases of investments and a $103.4 million increase in net unrealized appreciation of investments excluding the impact of a correction. (See Note 1 of Notes to Condensed Consolidated Financial Statements (“Note 1”).) In addition, the impact on the carrying value of investments of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated decreased total investments as of June 30, 2010 compared to year-end 2009 by approximately $265 million.

Short-term investments decreased significantly as of June 30, 2010 compared to December 31, 2009. The decrease in short-term investments relates to a reallocation to fixed maturities as well as the use of proceeds from the sales of short-term investments to repurchase 2.7 million shares of the Company’s common stock at an aggregate cost of $140.7 million pursuant to the Company’s share repurchase program in the first six months of 2010. TRH identified relative value opportunities in long-term fixed maturities and short-term assets were reallocated.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table summarizes the investments of TRH (on the basis of carrying value) as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,211,983	9.9%	$1,214,238	9.8%

Available for sale (at fair value):
U.S. Government and government agencies	759,732	6.2	528,808	4.3
States, municipalities and political subdivisions	5,652,122	46.0	5,668,828	46.0
Foreign government	585,945	4.8	553,541	4.5
Corporate	2,711,111	22.0	2,317,041	18.8
Asset-backed:
RMBS	239,560	1.9	258,445	2.1
CMBS	226,221	1.8	93,191	0.8
Other asset-backed	53,751	0.4	34,918	0.3
Total available for sale	10,228,442	83.1	9,454,772	76.8
Total fixed maturities	11,440,425	93.0	10,669,010	86.6

Equities available for sale	468,742	3.8	506,612	4.1
Other invested assets (including alternative investments)	258,176	2.1	256,437	2.1
Short-term investments	133,700	1.1	883,336	7.2
Total investments	$12,301,043	100.0%	$12,315,395	100.0%

TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities. Approximately 46.5% and 45.3% of the non-asset-backed fixed maturities will mature in less than 10 years as of June 30, 2010 and December 31, 2009, respectively. By their nature, asset-backed fixed maturities do not generally have single maturity dates. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to optimize after-tax returns. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity. The average duration of TRH’s entire fixed income portfolio was 3.7 years as of June 30, 2010 and December 31, 2009.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table summarizes the ratings of fixed maturities held to maturity and available for sale (on the basis of carrying value):

	Rating as of June 30, 2010 (1)
	AAA	AA	A	BBB	Below BBB or Not Rated (2)	Total
	(in millions)
Held to maturity:
States, municipalities and political subdivisions	$618	$452	$121	$—	$21	$1,212

Available for sale:
U.S. Government and government agencies	760	—	—	—	—	760
States, municipalities and political subdivisions	2,465	2,597	548	17	25	5,652
Foreign government	332	220	23	—	11	586
Corporate	486	731	1,231	256	7	2,711
Asset-backed:
RMBS	167	16	15	—	41	239
CMBS	199	2	14	11	—	226
Other asset-backed	47	—	—	7	—	54
Total available for sale	4,456	3,566	1,831	291	84	10,228

Total fixed maturities	$5,074	$4,018	$1,952	$291	$105	$11,440

Percent of total fixed maturities	44.4%	35.1%	17.1%	2.5%	0.9%	100.0%

(1)   Principally Standard & Poor’s ratings.

(2)   Consists of $28 million of CCC rated securities, $12 million of CC rated securities and $65 million of not-rated securities.

Gross unrealized gains and losses and net unrealized gains on all fixed maturities and equities at June 30, 2010 and December 31, 2009 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
	(in millions)
As of June 30, 2010:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$407.1	$(101.1)	$306.0
Equities available for sale	29.9	(22.9)	7.0

As of December 31, 2009:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$401.3	$(171.3)	$230.0
Equities available for sale	67.8	(2.1)	65.7

(1)

As of June 30, 2010 amounts include no gross unrealized gains and gross unrealized losses of ($29.3) million on fixed maturities rated below BBB and gross unrealized gains of $1.7 million and gross unrealized losses of ($0.5) million on fixed maturities which are not-rated. As of December 31, 2009 amounts include no gross unrealized gains and gross unrealized losses of ($34.0) million on fixed maturities rated below BBB and gross unrealized gains of $1.0 million and gross unrealized losses of ($1.0) million on fixed maturities which are not-rated.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

As discussed in Note 1, as of December 31, 2009, net unrealized gains on fixed maturities were overstated by $80 million and net unrealized gains on equities available for sale were overstated by $18 million. Excluding the impact of the correction, net unrealized gains on all fixed maturities (including held to maturity and carried at amortized cost) would have increased by approximately $156 million and net unrealized gains on equities available for sale would have decreased by approximately $41 million in the first six months of 2010. The increase in net unrealized gains on fixed maturities in the first six months of 2010 reflects increased market demand for high quality fixed maturities. The decrease in net unrealized gains on equities in the first six months of 2010 reflects a decrease in the stock price of many large capitalization U.S. stocks at the end of the second quarter of 2010. (See Note 1 for a discussion of the correction and see Note 4 of Notes to Condensed Consolidated Financial Statements (“Note 4”) for additional details about gross unrealized gains and losses on fixed maturities and equities.)

Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established, and the impact of changes in foreign currency exchange rates.

At June 30, 2010, gross loss reserves totaled $8.79 billion, an increase of $180.2 million, or 2.1% over December 31, 2009. The increase in gross loss reserves includes the impact of changes in foreign currency exchange rates since the end of 2009 and gross loss reserve development.

Gross loss reserves as of June 30, 2010 consisted of $3.76 billion of reported amounts (“case reserves”) and $5.03 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

At June 30, 2010, reinsurance recoverable on gross loss reserves totaled $808.2 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of approximately $12 million), an increase of $83.0 million, or 11.4%, from the prior year-end. The increase in reinsurance recoverable is due largely to increases in reinsurance recoverables relating to catastrophe events occurring in the first six months of 2010 and reinsurance recoverables relating to amounts, which, by prearrangement with TRH, were assumed from an AIG subsidiary and then ceded in an equal amount to other AIG subsidiaries.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net loss reserves totaled $7.97 billion at June 30, 2010, an increase of $97.2 million, or 1.2%, from the prior year-end. The overall increase in net loss reserves was mitigated by the exchange rate impact of the changes in certain foreign currency exchange rates against the U.S. dollar since the end of 2009 which served to decrease net loss reserves by $233.8 million. An analysis of the change in net loss reserves for the first six months of 2010 and 2009 follows:

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
At beginning of year:
Gross loss reserves	$8,609,105	$8,124,482
Less reinsurance recoverable	737,280	775,404
Net loss reserves	7,871,825	7,349,078

Net losses and LAE incurred in respect of losses occurring in:
Current year	1,460,010	1,360,652
Prior years	(22,143)	(6,991)
Total	1,437,867	1,353,661

Net losses and LAE paid	1,106,797	1,228,093

Foreign exchange effect	(233,825)	161,265

At end of year:
Net loss reserves	7,969,070	7,635,911
Plus reinsurance recoverable	820,230	788,492
Gross loss reserves	$8,789,300	$8,424,403

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

Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at June 30, 2010 are adequate.

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

For the first six months of 2010, TRH’s net operating cash inflows were $403.0 million, a decrease of $72.7 million from the same 2009 period. The decrease results, in large part, from a decrease in cash received from underwriting activities and increases in taxes and interest paid, partially offset by increased investment income received.

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

TRH’s stockholders’ equity totaled $4.05 billion at June 30, 2010, an increase of $15.2 million from year-end 2009. The net increase consisted primarily of net income of $126.4 million and other comprehensive income of $41.6 million, partially offset by $140.7 million of repurchases of the Company’s common stock and dividends declared of $27.3 million.

The abovementioned other comprehensive income consisted of net unrealized foreign currency translation gain from functional currencies, net of income taxes, (“UTA, net of tax”) of $38.2 million and net unrealized appreciation on investments (“URA, net of tax”), of $3.5 million (composed principally of an increase in net unrealized appreciation of $41.9 million on fixed maturities available for sale, partially offset by a decrease in net unrealized appreciation of $38.2 million on equities available for sale).  Each of the preceding UTA, net of tax, and URA, net of tax, amounts includes the impact of a correction of the treatment of foreign currency exchange rates on the costs of investments denominated in functional currencies.  The correction reduced URA, net of tax, in total by $63.7 million and increased UTA, net of tax, by the same amount with no net impact on other comprehensive income.  (See Note 1 for a discussion of the correction and Note 4 for details of gross unrealized gains and losses by security type.)

URA, net of taxes, is subject to significant volatility resulting from changes in the fair value of fixed maturities available for sale, equities available for sale and other invested assets. Fair values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

In December 2009, the Company’s Board of Directors authorized the repurchase of up to $200 million of its shares from time to time in the open market or via privately negotiated transactions through December 31, 2011. In the first six months of 2010, the Company repurchased 2.7 million shares of its common stock at an aggregate cost of $140.7 million. Of the shares repurchased in the first six months of 2010, two million shares were repurchased from AHAC at an aggregate cost of $105 million pursuant to a stock offering agreement in connection with the March 2010 Offering. The Company did not repurchase shares of its common stock in the first six months of 2009.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In November 2009, the Company issued $350 million principal amount of the 2039 Notes, all of which remains outstanding as of June 30, 2010. In the first six months of 2009, TRH repurchased $26 million principal amount of the 2015 Notes from non-related parties. $695 million principal amount of the 2015 Notes were outstanding at June 30, 2010 and December 31, 2009. (See Note 6 of Notes to Condensed Consolidated Financial Statements for the gain realized on the early extinguishment of the 2015 Notes in the first six months of 2009.)

Disruption in Global Credit and Financial Markets

In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and sub-prime borrowers; evolving changes in the regulatory environment; a residential housing market characterized by a slowing pace of transactions and declining prices; increased cost of borrowings for mortgage participants; a rising unemployment rate; increased delinquencies in non-mortgage consumer credit; and illiquid credit markets. In addition, the financial strength of certain bond insurers was compromised to varying degrees by losses these entities experienced due in part to the coverage they provide for domestic RMBS. These conditions continued through 2008 and into 2009, expanding into the broader global credit markets and resulting in greater volatility, a steep decline in equity markets, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses in certain markets and the collapse of several prominent financial institutions. By the end of 2009 through the first six months of 2010, the disruptions to the global credit and financial markets had moderated as the markets started to stabilize or, in some cases, recover. TRH cannot predict whether current trends will continue, deteriorate or improve.

These issues carry risk relating to certain lines of business TRH underwrites because disruption in the credit and financial markets may increase claim activity in lines such as D&O, E&O, credit, and to a limited extent mortgage guaranty business, among others. TRH also participates in the mortgage market through investments in mortgage-backed securities.

The operating results and financial condition of TRH have been and may continue to be adversely affected by factors related to the market disruptions referred to above, among others. The duration and severity of the downward cycle could extend further if there is an increase in the severity of the economic difficulties being experienced around the world, including in the U.S. TRH expects that the difficulties in the economy may continue to have an adverse effect on TRH’s operating results in the future. TRH also incurred realized and unrealized market valuation losses in the first six months of 2010 and 2009 on its available for sale securities, including asset-backed fixed maturities. The impact on TRH’s operations with exposure to the residential mortgage market will be somewhat dependent on future market conditions.

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

The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the six months ended June 30, 2010 and for the year ended December 31, 2009. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2010				2009
	As of	Six Months Ended June 30,			As of	Year Ended December 31,
	June 30,	Average	High	Low	December 31,	Average	High	Low
	(in millions)
Diversified	$148	$154	$170	$145	$170	$192	$276	$91
Interest rate	80	101	140	80	140	149	216	84
Equity	73	77	80	73	80	94	138	80
Currency	45	48	51	45	49	58	79	47

Part I - Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures of Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II — Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2009, the Board of Directors authorized the purchase of up to $200 million of Transatlantic Holdings, Inc. (the “Company”) shares from time to time in the open market or via negotiated transactions through December 31, 2011 (the “December 2009 Authorization”). In the second quarter of 2010, the Company repurchased 0.6 million shares of its common stock, as detailed below:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the December 2009 Authorization	Dollar Amount Still Available Under the December 2009 Authorization at End of Month
				(in thousands)
April 2010	—	$—	—	$83,452
May 2010	311,500	47.25	311,500	68,735
June 2010	268,500	46.71	268,500	56,193
Total	580,000	47.00	580,000	56,193

(1)

Does not include 1,534 shares relating to restricted stock units (“RSUs”) that were attested to in satisfaction of withholding taxes relating to the issuance of the Company’s shares for vested RSUs by holders of Transatlantic Holdings, Inc.’s employee RSUs.

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
(Principal Financial and Accounting Officer)

Dated: August 6, 2010

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.		Description	Location
3.1	—	Restated Certificate of Incorporation of Transatlantic Holdings, Inc., dated September 8, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009 and incorporated herein by reference.

3.2	—	Amended and Restated By-Laws of Transatlantic Holdings, Inc., dated September 8, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009 and incorporated herein by reference.

4.1	—	Form of Common Stock Certificate.	Filed as an exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.

4.2.1	—	Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.

4.2.2	—	First Supplemental Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.

4.2.3	—	Underwriting Agreement among Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Transatlantic Holdings, Inc., dated December 7, 2005.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 9, 2005, and incorporated herein by reference.

4.2.4	—	Second Supplemental Indenture by and among Transatlantic Holdings, Inc. and The Bank of New York Mellon, dated November 23, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated November 23, 2009, and incorporated herein by reference.

4.2.5	—	Underwriting Agreement by and among Transatlantic Holdings, Inc. and Goldman Sachs & Co. and Wells Fargo Securities, LLC, dated November 18, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated November 23, 2009, and incorporated herein by reference.

4.3	—	Voting Agreement by and between Transatlantic Holdings, Inc. and Davis Selected Advisors L.P., dated June 8, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated June 10, 2009 and incorporated herein by reference.

10	—	Amended Transatlantic Holdings, Inc. 2007 Executive Bonus Plan.*	Filed as an appendix to the Company’s Definitive Proxy Statement (File No. 1-10545) dated April 8, 2010 and incorporated herein by reference.

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Filed herewith.

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Furnished herewith.

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Furnished herewith.

Exhibit No.		Description	Location
101	—

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, (iv) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

Furnished herewith.

*      Management compensation plan.

**    This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.