Form 10-Q
period 2010-09-30
TRANSATLANTIC HOLDINGS INC
filed 2010-11-05
CIK 862510

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

YES ☐                 NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2010. 63,241,933.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

i

Part I — Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2010 and December 31, 2009

(Unaudited)

	2010	2009
	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2010-$1,278,718; 2009-$1,271,397)	$1,190,897	$1,214,238
Available for sale, at fair value (amortized cost: 2010-$10,563,203; 2009-$9,281,934)	10,981,079	9,454,772
Equities, available for sale, at fair value (cost: 2010-$478,370; 2009-$440,924)	523,682	506,612
Other invested assets	263,108	256,437
Short-term investments, at cost (approximates fair value)	170,103	883,336
Total investments	13,128,869	12,315,395
Cash and cash equivalents	223,818	195,723
Accrued investment income receivable	153,783	148,055
Premium balances receivable, net	645,072	591,300
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	859,957	747,073
Deferred policy acquisition costs	247,954	237,466
Prepaid reinsurance premiums	80,604	60,251
Deferred tax assets, net	342,874	454,483
Other assets	201,095	193,913
Total assets	$15,884,026	$14,943,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$8,959,011	$8,609,105
Unearned premiums	1,247,223	1,187,526
Senior notes	1,030,409	1,033,087
Other liabilities	286,529	79,561
Total liabilities	11,523,172	10,909,279

Commitments and contingent liabilities

Preferred stock, $1.00 par value; shares authorized: 10,000,000; none issued	—	—
Common stock, $1.00 par value; shares authorized: 200,000,000; shares issued: 2010-67,549,733; 2009-67,431,121	67,550	67,431
Additional paid-in capital	306,811	283,036
Accumulated other comprehensive income	316,365	69,701
Retained earnings	3,860,252	3,639,200
Treasury stock, at cost: 2010-4,307,800; 2009-1,048,500 shares of common stock	(190,124)	(24,988)
Total stockholders’ equity	4,360,854	4,034,380
Total liabilities and stockholders’ equity	$15,884,026	$14,943,659

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues:
Net premiums written	$1,007,030	$972,572	$2,980,918	$3,026,014
(Increase) decrease in net unearned premiums	(48,739)	35,510	(56,280)	(13,133)
Net premiums earned	958,291	1,008,082	2,924,638	3,012,881

Net investment income	123,840	123,205	352,224	344,224

Realized net capital gains (losses):
Total other-than-temporary impairments	(804)	(21,946)	(13,849)	(88,182)
Less: other-than-temporary impairments recognized in other comprehensive income	—	6,093	6,713	6,565
Other-than-temporary impairments charged to earnings	(804)	(15,853)	(7,136)	(81,617)
Other realized net capital gains	11,371	22,453	24,091	2,161
Total realized net capital gains (losses)	10,567	6,600	16,955	(79,456)

(Loss) gain on early extinguishment of debt	(115)	—	(115)	9,878
Total revenues	1,092,583	1,137,887	3,293,702	3,287,527

Expenses:
Net losses and loss adjustment expenses	633,056	657,765	2,070,923	2,011,426
Net commissions	236,538	222,854	709,879	703,987
(Increase) decrease in deferred policy acquisition costs	(12,979)	6,867	(10,364)	(6,770)
Other underwriting expenses	44,187	38,671	133,015	107,214
Interest on senior notes	17,050	10,137	51,192	30,432
Other expenses, net	10,697	5,514	25,348	17,272
Total expenses	928,549	941,808	2,979,993	2,863,561
Income before income taxes	164,034	196,079	313,709	423,966
Income taxes	29,978	42,816	53,268	83,183
Net income	$134,056	$153,263	$260,441	$340,783

Net income per common share:
Basic	$2.11	$2.31	$4.04	$5.13
Diluted	2.08	2.28	3.99	5.10

Cash dividends declared per common share	$0.21	$0.20	$0.62	$0.59

Weighted average common shares outstanding:
Basic	63,553	66,384	64,520	66,374
Diluted	64,447	67,081	65,284	66,821

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$759,206	$776,548
Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	742,695	487,713
Proceeds of fixed maturities available for sale redeemed or matured	550,353	464,909
Proceeds of equities available for sale sold	188,486	802,418
Purchase of fixed maturities available for sale	(2,560,237)	(1,225,548)
Purchase of equities available for sale	(188,214)	(722,908)
Net sale (purchase) of other invested assets	6,869	(24,784)
Net sale (purchase) of short-term investments	707,780	(490,832)
Change in other liabilities for securities in course of settlement	40,799	1,103
Other, net	—	(16,456)
Net cash used in investing activities	(511,469)	(724,385)

Cash flows from financing activities:
Dividends to stockholders	(39,389)	(38,497)
Common stock issued	(1,950)	(108)
Acquisition of treasury stock	(165,136)	—
Repurchase of senior notes	(3,105)	(15,479)
Other, net	(1,341)	1,453
Net cash used in financing activities	(210,921)	(52,631)
Effect of exchange rate changes on cash and cash equivalents	(8,721)	21,995
Change in cash and cash equivalents	28,095	21,527
Cash and cash equivalents, beginning of period	195,723	288,920
Cash and cash equivalents, end of period	$223,818	$310,447

Supplemental cash flow information:
Income taxes (paid), net	$(63,982)	$(42,751)
Interest (paid) on senior notes	(34,544)	(20,110)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)

Net income	$134,056	$153,263	$260,441	$340,783

Other comprehensive income:
Net unrealized appreciation of investments, net of tax:
Net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken	—	(6,093)	(6,713)	(6,565)
Net unrealized holding gains on all other securities	239,672	499,309	271,086	730,002
Reclassification adjustment for (gains) losses included in net income	(20,320)	(12,219)	(39,690)	71,294
Deferred income tax charge on above	(76,773)	(168,348)	(78,639)	(278,155)
	142,579	312,649	146,044	516,576

Net unrealized currency translation gain, net of tax:
Net unrealized currency translation gain	96,092	50,271	154,800	29,974
Deferred income tax charge on above	(33,632)	(17,595)	(54,180)	(10,491)
	62,460	32,676	100,620	19,483

Other comprehensive income	205,039	345,325	246,664	536,059

Comprehensive income	$339,095	$498,588	$507,105	$876,842

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

Corrections of Amounts Included in Previously Issued Reports

The below errors and related corrections did not, either individually or in the aggregate, have a material effect on the current or any prior period and thus, prior period financial statements have not been restated.

(a) Correction of Amortized Cost or Cost of Certain Fixed Maturities and Equities Denominated in Functional Currencies

In the first quarter of 2010, it was determined that as of September 30, 2009 and December 31, 2009 the amortized cost of fixed maturities and cost of equities available for sale that were denominated in functional currencies were incorrectly translated into the reporting currency (i.e., U.S. dollars) using historical, rather than period-end, foreign currency exchange rates.  This practice, which began in the third quarter of 2009, resulted in an understatement of amortized cost or cost of such investments of $153.7 million ($133.9 million relating to fixed maturities and $19.8 million relating to equities) as of September 30, 2009 and of $98.1 million ($80.1 million relating to fixed maturities and $18.0 million relating to equities) as of December 31, 2009.  Thus, net unrealized appreciation of investments, net of tax, (a component of accumulated other comprehensive income (“AOCI”) on the Balance Sheet) was overstated by $99.9 million as of September 30, 2009 and $63.7 million as of December 31, 2009 with an equal and offsetting overstatement of net unrealized currency translation loss, net of tax (also a component of AOCI).  The related components of other comprehensive income were similarly affected, with no net effect on other comprehensive income. The errors discussed above had no net effect on AOCI, stockholders’ equity, net income, comprehensive income or cash flows for the full-year 2009 or any of its quarters.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

For all quarters-ended in 2010, the amortized cost of fixed maturities and cost of equities available for sale that are denominated in functional currencies were properly translated into the reporting currency using period-end foreign currency exchange rates. However, as the correction of the treatment discussed earlier occurred in the first quarter of 2010, the increase in net unrealized appreciation of investments, net of tax, for the first nine months of 2010 was reduced by $63.7 million (the amount of the correction of the December 31, 2009 amount recorded in first quarter 2010) in the Statement of Comprehensive Income and net unrealized currency translation gain, net of tax, was increased by such amount, with no net effect on other comprehensive income (loss) (“OCI”). There was no impact on the three months ended September 30, 2010. In addition, this correction had no net impact on AOCI and stockholders’ equity as of September 30, 2010 nor did it have any net impact on net income, comprehensive income or cash flows for the three or nine months ended September 30, 2010.

(b) Correction of Cumulative Effect Adjustment (“CEA”) Related to the Adoption of Accounting Guidance Related to OTTI of Fixed Maturities

In the second quarter of 2009, TRH recorded a CEA of $139.8 million, or $90.9 million, net of tax, in connection with the adoption of new accounting guidance related to OTTI on fixed maturities that was effective April 1, 2009.  See further discussion in Note 2.  In the third quarter of 2009, an error was discovered relating to the discount rate that was applied to the future cash flows used in the CEA calculation.  The correct CEA was $110.1 million, or $71.6 million, net of tax, a reduction of $29.7 million, or $19.3 million, net of tax, from the amounts recorded in the second quarter of 2009.  This correction, which was made in the third quarter of 2009, had no net effect on net income, comprehensive income, stockholders’ equity or cash flows, and affected only the changes in AOCI and retained earnings in equal but offsetting amounts for the three months ended September 30, 2009.  Had this correction been made in the second quarter of 2009, retained earnings reported in that quarter would have been reduced by $19.3 million and accumulated other comprehensive loss would have been reduced by the same amount, with no net effect on stockholders’ equity.

(c) Correction of Amortized Cost of Certain Fixed Maturities

In connection with the transitioning to a new provider of investment recordkeeping and valuation services in the third quarter of 2009, it was determined that amortized cost on certain fixed maturities available for sale as of June 30, 2009 was understated by $82.9 million. This understatement of amortized cost resulted in an understatement of net unrealized depreciation of investments, net of tax, as of June 30, 2009, of $53.9 million, with an equal and offsetting overstatement of net unrealized currency translation loss, net of tax, with no net effect on AOCI on the balance sheet.  In addition, this understatement had no net effect on net income, stockholders’ equity or cash flows.

The corrections made in the third quarter of 2009 are reflected in the Statements of Comprehensive Income for the third quarter and first nine months of 2009.  As a result of those corrections, the increase in net unrealized appreciation of investments, net of tax, was reduced by $53.9 million and the increase in net unrealized currency translation gain, net of tax, was increased by such amount, with no net effect on OCI for each of the quarter and nine months ended September 30, 2009, or on AOCI as of September 30, 2009.  In addition, this correction had no net impact on stockholders’ equity as of September 30, 2009.

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

(2)          Adoption of new accounting guidance on disclosures about fair value measurements (Accounting Standards Update (“ASU”) 2010-06)

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

(b) Future Application of Accounting Standard

In October 2010, the FASB issued new accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts (ASU 2010-26). This guidance specifies that incremental direct costs of contract acquisition and certain costs directly related to certain acquisition activities performed by the insurer for the contract should be capitalized. All other acquisition-related costs should be charged to expense as incurred.

For TRH, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and shall be applied prospectively. TRH does not currently expect the implementation of this guidance to be material to TRH’s consolidated financial condition, results of operations or cash flows.

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

TRH employs specific control processes to determine the reasonableness of the fair values of TRH’s financial assets. TRH’s processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. TRH assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, TRH may validate the reasonableness of fair values by comparing information obtained from TRH’s valuation service providers to other third party valuation sources for selected securities. TRH also validates prices obtained from brokers for selected securities through reviews by those who have relevant expertise and who are independent of those charged with executing investing transactions.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(d) Assets Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of September 30, 2010
Assets(1):
Fixed maturities available for sale:
U.S. Government and government agencies	$—	$909.9	$—	$909.9
States, municipalities and political subdivisions	—	5,487.5	—	5,487.5
Foreign governments	—	662.1	0.8	662.9
Corporate	—	3,368.8	—	3,368.8
Asset-backed:
RMBS	—	229.9	25.3	255.2
CMBS	—	103.3	138.6	241.9
Other asset-backed	—	41.3	13.6	54.9
Total fixed maturities available for sale	—	10,802.8	178.3	10,981.1
Equities available for sale	518.7	—	5.0	523.7
Other invested assets(2)	—	—	80.6	80.6
Short-term investments(3)	—	170.1	—	170.1
Other assets	—	—	0.8	0.8
Total	$518.7	$10,972.9	$264.7	$11,756.3

As of December 31, 2009
Assets(1):
Fixed maturities available for sale:
U.S. Government and government agencies	$—	$528.8	$—	$528.8
States, municipalities and political subdivisions	—	5,668.8	—	5,668.8
Foreign governments	—	552.1	1.4	553.5
Corporate	—	2,317.1	—	2,317.1
Asset-backed:
RMBS	—	239.9	18.6	258.5
CMBS	—	60.5	32.7	93.2
Other asset-backed	—	17.3	17.6	34.9
Total fixed maturities available for sale	—	9,384.5	70.3	9,454.8
Equities available for sale	481.5	17.6	7.5	506.6
Other invested assets(2)	—	—	72.2	72.2
Short-term investments(3)	—	846.3	—	846.3
Total	$481.5	$10,248.4	$150.0	$10,879.9

(1) Represents only items measured at fair value.

(2) Primarily private equities.

(3) Short-term investments in Level 2 are carried at cost which approximates fair value.

During the third quarter of 2010, there were no transfers in or out of Level 1, $23.8 million of transfers into Level 2 from Level 3 and $8.3 million of transfers out of Level 2 into Level 3.  During the first nine months of 2010, there were no transfers in or out of Level 1, $23.8 million of transfers into Level 2 from Level 3 and $10.8 million of transfers out of Level 2 into Level 3.  During the third quarter of 2009, there were no transfers in or out of Level 1 and Level 2. During the first nine months of 2009, there were no transfers in or out of Level 1 and $14.2 million of transfers into Level 2 from Level 3 and $17.8 million of transfers out of Level 2 into Level 3. None of the transfers in 2010 and 2009 were significant.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At September 30, 2010 and December 31, 2009, Level 3 assets totaled $264.7 million and $150.0 million, respectively, representing 2.3% and 1.4%, respectively, of total assets measured at fair value on a recurring basis.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at September 30, 2010 and December 31, 2009 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Net unrealized depreciation related to Level 3 investments at September 30, 2010 and December 31, 2009 approximated $5.2 million and $23.9 million, respectively.

The following tables present analyses of the changes during the three and nine month periods ended September 30, 2010 and 2009 in Level 3 assets measured at fair value on a recurring basis:

		Net realized/unrealized			Purchases,
		gains (losses) included in:			sales,
			Realized		issuances
	Balance	Net	net		and	Transfers	Balance
Three Months Ended	July 1,	investment	capital		settlements,	in (out)	September 30,
September 30, 2010	2010	income	losses(1)	AOCI	net	of Level 3	2010
	(in millions)
Fixed maturities available for sale:
Foreign governments	$0.7	$—	$—	$—	$—	$0.1	$0.8
Asset-backed:
RMBS	18.0	0.4	—	3.0	(1.5)	5.4	25.3
CMBS	131.0	(0.5)	—	7.6	(2.3)	2.8	138.6
Other asset-backed	37.3	0.1	—	1.6	(1.6)	(23.8)	13.6
Equities available for sale	7.5	—	—	—	(2.5)	—	5.0
Other invested assets(2)	68.0	5.2	—	—	—	7.4	80.6
Other assets	2.5	—	(1.6)	—	(0.1)	—	0.8
Total	$265.0	$5.2	$(1.6)	$12.2	$(8.0)	$(8.1)	$264.7

(1)         There were no unrealized losses recorded in realized net capital losses in the three months ended September 30, 2010 on instruments still held at September 30, 2010.

(2)         Primarily private equities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

		Net realized/unrealized			Purchases,
		gains (losses) included in:			sales,
			Realized		issuances
	Balance	Net	net		and	Transfers	Balance
Three Months Ended	July 1,	investment	capital		settlements,	in (out)	September 30,
September 30, 2009	2009	income	losses(1)	AOCI	net	of Level 3	2009
	(in millions)
Fixed maturities available for sale:
States, municipalities and political subdivisions	$—	$—	$—	$—	$—	$—	$—
Foreign governments	—	—	—	—	—	—	—
Asset-backed:
RMBS	29.0	0.5	(4.1)	6.9	(16.3)	—	16.0
CMBS	41.1	(0.1)	(3.0)	13.5	(0.1)	—	51.4
Other asset-backed	20.1	0.1	—	1.8	(1.1)	—	20.9
Equities available for sale	7.5	—	—	—	—	—	7.5
Other invested assets(2)	60.0	—	—	6.4	—	—	66.4
Other assets	5.3	—	(2.7)	—	—	—	2.6
Total	$163.0	$0.5	$(9.8)	$28.6	$(17.5)	$—	$164.8

(1)         There were $1.7 million of OTTI relating to RMBS and $5.2 million of OTTI relating to CMBS that was recorded in realized net capital losses in the three months ended September 30, 2009 on instruments still held at September 30, 2009.

(2)         Primarily private equities.

		Net realized/unrealized			Purchases,
		gains (losses) included in:			sales,
			Realized		issuances
	Balance	Net	net		and	Transfers	Balance
Nine Months Ended	January 1,	investment	capital		settlements,	in (out)	September 30,
September 30, 2010	2010	income	losses(1)	AOCI	net	of Level 3	2010
	(in millions)
Fixed maturities available for sale:
Foreign governments	$1.4	$—	$—	$0.2	$(1.6)	$0.8	$0.8
Asset-backed:
RMBS	18.6	0.5	(6.1)	11.7	(4.8)	5.4	25.3
CMBS	32.7	(0.7)	—	12.4	89.6	4.6	138.6
Other asset-backed	17.6	0.2	—	2.2	17.4	(23.8)	13.6
Equities available for sale	7.5	—	—	—	(2.5)	—	5.0
Other invested assets(2)	72.2	2.9	—	(0.4)	(1.5)	7.4	80.6
Other assets	—	—	(1.6)	—	2.4	—	0.8
Total	$150.0	$2.9	$(7.7)	$26.1	$99.0	$(5.6)	$264.7

(1)         There were $6.1 million of OTTI related to RMBS that was recorded in realized net capital losses in the nine months ended September 30, 2010 on instruments still held at September 30, 2010.

(2)         Primarily private equities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

		Net realized/unrealized
		gains (losses) included in:			Purchases,
			Realized		sales,
			net		issuances
	Balance	Net	capital		and	Transfers	Balance
Nine Months Ended	January 1,	investment	gains		settlements,	in (out)	September 30,
September 30, 2009	2009	income	(losses)(1)	AOCI	net	of Level 3	2009
	(in millions)
Fixed maturities available for sale:
States, municipalities and political subdivisions	$—	$—	$—	$0.1	$11.4	$(11.5)	$—
Foreign governments	0.7	—	0.1	(0.1)	(0.7)	—	—
Asset-backed:
RMBS	35.1	2.7	(10.9)	11.7	(21.4)	(1.2)	16.0
CMBS	36.7	(0.2)	(2.9)	12.2	2.2	3.4	51.4
Other asset-backed	12.9	1.6	—	(0.8)	(0.7)	7.9	20.9
Equities available for sale	2.5	—	—	—	—	5.0	7.5
Other invested assets(2)	33.2	3.9	—	4.3	25.0	—	66.4
Other assets	—	—	(2.7)	—	5.3	—	2.6
Total	$121.1	$8.0	$(16.4)	$27.4	$21.1	$3.6	$164.8

(1)         There were $1.7 million of OTTI relating to RMBS and $5.2 million of OTTI relating to CMBS that was recorded in realized net capital gains (losses) in the nine months ended September 30, 2009 on instruments still held at September 30, 2009.

(2)         Primarily private equities.

(e) Assets Measured at Fair Value on a Non-Recurring Basis

None of TRH’s assets were written down to fair value on a non-recurring basis during the three or nine month periods ended September 30, 2010 and 2009.

4. Investments

(a) Statutory Deposits

Investments with carrying values of $572 million and $606 million at September 30, 2010 and December 31, 2009, respectively, were deposited with governmental authorities as required by law. The substantial majority of these deposits are fixed maturities and equities available for sale.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(b) Gross Unrealized Gains and Losses

The amortized cost and fair value of fixed maturities at September 30, 2010 and December 31, 2009 are summarized as follows:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value	OTTI(1)
	(in thousands)
September 30, 2010
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,190,897	$87,821	$—	$1,278,718	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$893,483	$16,912	$(516)	$909,879	$—
States, municipalities and political subdivisions	5,189,105	311,704	(13,285)	5,487,524	—
Foreign governments	642,999	19,947	(65)	662,881	—
Corporate	3,238,219	133,093	(2,478)	3,368,834	(386)
Asset-backed:
RMBS	305,275	136	(50,207)	255,204	(113,820)
CMBS	239,332	11,220	(8,652)	241,900	—
Other asset-backed	54,790	1,751	(1,684)	54,857	—
Total	$10,563,203	$494,763	$(76,887)	$10,981,079	$(114,206)

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

At September 30, 2010 and December 31, 2009, net unrealized appreciation of equities available for sale included gross gains of $55.2 million and $67.8 million, respectively, and gross losses of ($9.9) million and ($2.1) million, respectively. (See Note 1 of Notes to Condensed Consolidated Financial Statements.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(c) Contractual Maturities of Fixed Maturities

The amortized cost and fair value of fixed maturities at September 30, 2010 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	As of September 30, 2010
	Amortized	Fair
	Cost	Value
	(in thousands)
Fixed maturities held to maturity:
Due after one through five years	$52,540	$58,921
Due after five years through ten years	227,253	243,817
Due after ten years	911,104	975,980
Total	$1,190,897	$1,278,718

Fixed maturities available for sale:
Non-asset backed:
Due in one year or less	$443,943	$447,119
Due after one through five years	2,778,516	2,878,416
Due after five through ten years	2,272,762	2,421,790
Due after ten years	4,468,584	4,681,792
Asset-backed (1)	599,398	551,962
Total	$10,563,203	$10,981,079

(1) Asset-backed fixed maturities by their nature do not generally have single maturity dates.

(d) Net Investment Income

An analysis of net investment income follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Fixed maturities	$116,710	$105,811	$337,873	$320,624
Equities	2,329	3,520	7,622	10,721
Other invested assets (including alternative investments)	8,503	12,132	13,406	9,666
Other	68	4,978	4,068	11,737
Total investment income	127,610	126,441	362,969	352,748
Investment expenses	(3,770)	(3,236)	(10,745)	(8,524)
Net investment income	$123,840	$123,205	$352,224	$344,224

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(e) Investment Gains and Losses

Realized net capital gains (losses) are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Realized net capital gains (losses) resulted from:
Total OTTI	$(804)	$(21,946)	$(13,849)	$(88,182)
Less: OTTI recognized in OCI	—	6,093	6,713	6,565
OTTI charged to earnings	(804)	(15,853)	(7,136)	(81,617)
Sales and redemptions of securities	21,125	25,433	46,826	7,684
Net foreign currency transaction losses	(9,754)	(2,980)	(22,735)	(5,523)
Total	$10,567	$6,600	$16,955	$(79,456)

Realized net capital gains (losses) by source:
Fixed maturities	$16,550	$(13,130)	$17,566	$(33,599)
Equity securities available for sale	5,973	25,352	24,317	(37,697)
Net foreign currency transaction losses	(9,754)	(2,980)	(22,735)	(5,523)
Other	(2,202)	(2,642)	(2,193)	(2,637)
Total	$10,567	$6,600	$16,955	$(79,456)

The change in net unrealized appreciation of investments is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Change in net unrealized appreciation of investments, before deferred income tax effect:
Fixed maturities carried at amortized cost	$19,167	$49,682	$30,662	$81,561
Fixed maturities carried at fair value(1)	180,529	440,644	245,038	679,035
CEA on adoption of new accounting guidance(2)	—	29,681	—	(110,107)
Equity securities available for sale carried at fair value(3)	38,325	39,141	(20,376)	118,748
Other	498	1,212	21	(3,052)
Total	$238,519	$560,360	$255,345	$766,185

(1) See Note 1(a) and Note 1(c) of Notes to Condensed Consolidated Financial Statements.

(2) See Note 1(b) and Note 2(a)(1) of Notes to Condensed Consolidated Financial Statements.

(3) See Note 1(a) of Notes to Condensed Consolidated Financial Statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Gross realized gains and gross realized losses on sales and redemptions of TRH’s available for sale securities were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
	(in millions)
Fixed maturities	$16.6	$—	$7.4	$(11.0)	$29.8	$(5.9)	$20.8	$(16.1)
Equity securities	7.8	(1.6)	38.6	(7.0)	27.5	(3.0)	61.9	(56.3)

Equity securities that were sold at a loss during the third quarter and first nine months of 2010 and 2009 were in a continuous unrealized loss position for 12 months or less and did not meet the conditions of TRH’s accounting policy to be considered OTTI at any quarter-end prior to the time of sale. (See Note 4(g) for the criteria TRH uses to evaluate if an equity investment is considered OTTI.)

TRH’s equity security investment strategy includes the intent to optimize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.  In the 2009 periods, securities in the equities available for sale portfolio were sold for a number of reasons, including the repositioning of TRH’s equity portfolio with respect to the changes in the investment and credit markets during the first nine months of 2009 and the desire over time to take advantage of tax-basis capital loss carry-backs to prior years that had capital gains.

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

As discussed in Note 4(g), the OTTI amounts on certain fixed maturities are separated into credit loss and non-credit loss components. The credit loss impairments are recognized in earnings as realized capital losses, while the non-credit loss impairments are recorded in OCI. The following table sets forth the amount of credit loss impairments on fixed maturities held by TRH as of September 30, 2010 and 2009, for which a portion of the OTTI amount was recorded in OCI.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Beginning balance(1)	$10.8	$27.4	$4.5	$21.4
New securities subject to credit impairment losses	—	4.4	6.3	10.4
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	—	(21.1)	—	(21.1)
Ending balance	$10.8	$10.7	$10.8	$10.7

(1) April 1, 2009 for the nine months ended September 30, 2009.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(f) Aging of Gross Unrealized Losses

As of September 30, 2010 and December 31, 2009, the aging of the gross unrealized losses with respect to all fixed maturities and equities, grouped by months in a continuous unrealized loss position, was as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in millions)
September 30, 2010:
Fixed maturities:
U.S. Government and government agencies	$56	$(1)	$—	$—	$56	$(1)
States, municipalities and political subdivisions	9	*	98	(13)	107	(13)
Foreign governments	47	*	*	*	47	*
Corporate	61	*	148	(2)	209	(2)
Asset-backed:
RMBS	50	(2)	203	(48)	253	(50)
CMBS	8	*	55	(9)	63	(9)
Other asset-backed	—	—	31	(2)	31	(2)
Total fixed maturities	231	(3)	535	(74)	766	(77)
Equities available for sale	118	(10)	—	—	118	(10)
Total	$349	$(13)	$535	$(74)	$884	$(87)

* Rounds to zero.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in millions)
December 31, 2009:
Fixed maturities:
U.S. Government and government agencies	$298	$(3)	$—	$—	$298	$(3)
States, municipalities and political subdivisions	470	(7)	451	(30)	921	(37)
Foreign governments	227	(5)	16	(3)	243	(8)
Corporate	593	(9)	244	(23)	837	(32)
Asset-backed:
RMBS	75	(52)	101	(24)	176	(76)
CMBS	1	*	45	(13)	46	(13)
Other asset-backed	3	*	13	(2)	16	(2)
Total fixed maturities	1,667	(76)	870	(95)	2,537	(171)
Equities available for sale	81	(2)	—	—	81	(2)
Total	$1,748	$(78)	$870	$(95)	$2,618	$(173)

* Rounds to zero.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At September 30, 2010, the carrying value of TRH’s fixed maturity and equity securities aggregated $12.70 billion with aggregate pre-tax gross unrealized losses of $87 million. Additional information about these securities is as follows:

•                  Securities with gross unrealized losses were valued, in the aggregate, at approximately 91.1% of their current cost or amortized cost.

•                  Approximately 91.2% of these securities had unrealized losses of less than or equal to 20% of their current cost or amortized cost.

•                  Approximately 6.4% of these fixed maturity securities had issuer credit ratings which were below investment grade or not rated.

At September 30, 2010, TRH held 131 and 98 individual fixed maturity and equity investments, respectively, that were in an unrealized loss position, of which, 98 individual fixed maturity investments were in a continuous unrealized loss position for 12 months or more.

As of September 30, 2010 and December 31, 2009, no single issuer accounted for more than 19% and 10%, respectively, of the aggregate gross unrealized losses.

At September 30, 2010 and December 31, 2009, the gross unrealized losses for all fixed maturities and equities available for sale included the following concentrations:

	Concentration as of
	September 30, 2010	December 31, 2009
	(in millions)
RMBS	$50	$76
States, municipalities and political subdivisions	13	37
CMBS	9	13
Banking and financial institutions	4	30
Others	11	17
Total	$87	$173

The fair value of fixed maturities in an unrealized loss position at September 30, 2010 and December 31, 2009, by contractual maturity, is shown below:

	September 30, 2010	December 31, 2009
	(in millions)
Non-asset backed:
Due in one year or less	$69	$116
Due after one year through five years	148	536
Due after five through ten years	43	515
Due after ten years	159	1,132
Asset-backed (1)	347	238
Total	$766	$2,537

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

The determination that a security has incurred OTTI requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in credit markets in recent years, in which TRH could not reasonably assert that the impairment period would be temporary (severity losses). The analysis of any individual security for OTTI is performed in its functional currency. Additional criteria considered includes a security’s business prospects, the investment’s credit ratings and whether there have been any recent downgrades, whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment, market values, issuer specific financial information and available information from asset managers and rating agencies for individual securities.

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

If TRH intends to sell an impaired fixed maturity security, or if it is more likely than not it will have to be sold, the total amount of the unrealized loss position is recognized in earnings as a realized capital loss. On a quarterly basis, TRH develops for fixed maturities, a best estimate of the present value of expected cash flows on a security by security basis. If the results of the cash flow analysis indicate TRH will not recover the full amount of its amortized cost basis in the investment, TRH recognizes OTTI equal to the difference between the present value of expected cash flows and the amortized cost basis of the security. This amount is the credit component of the OTTI and is recorded in earnings as a realized capital loss. The difference between the total unrealized loss position on the security and the OTTI amount recognized in earnings is non-credit related and is recorded in OCI as “net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken”.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At September 30, 2010, the large majority of fixed maturities in an unrealized loss position consist of highly-rated state, municipality or political subdivision and asset-backed fixed maturities. TRH did not consider the unrealized losses on these impaired fixed maturities to be credit related. In making these determinations, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH’s history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs. TRH does not intend to sell these securities, and will not likely be required to sell these securities before an anticipated recovery in fair value. Other considerations included the length of time and extent to which the security has been in an unrealized loss position, observable adverse conditions specifically related to the issuer or industry sector of the security, conditions in the country of issuance or primary market for the security, historical and implied volatility of the security’s fair value, defaults on principal or interest payments, and recoveries or further declines in fair value subsequent to the balance sheet date.

At September 30, 2010, the pre-tax gross unrealized loss for all equities was $10 million, of which none were in an unrealized loss position for 12 months or more. As these equities did not meet TRH’s criteria for OTTI of equity securities and TRH has the intent and ability to hold these securities to recovery, TRH determined that there was no OTTI on these securities.

5. Income Taxes

The U.S. federal income tax rate was 35% for 2010 and 2009. Actual tax expense on income before income taxes for the nine months ended September 30, 2010 and 2009 differs from the “expected” amount computed by applying the U.S. federal income tax rate because of the following:

	Nine Months Ended September 30,
	2010		2009
		Percent of		Percent of
		Income Before		Income Before
	Amount	Income Taxes	Amount	Income Taxes
	(dollars in thousands)
Expected Tax Expense	$109,798	35.0%	$148,388	35.0%
Adjustments:
Tax exempt interest	(65,176)	(20.8)	(68,156)	(16.1)
Dividends received deduction	(1,353)	(0.4)	(1,663)	(0.4)
Effective tax rate method adjustment	7,272	2.3	1,000	0.2
Other	2,727	0.9	3,614	0.9
Actual Tax Expense	$53,268	17.0%	$83,183	19.6%

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

TRH recorded income tax benefits of $15 million and $55 million in the third quarter and first nine months of 2010, respectively, from catastrophe costs relating to events occurring in the first nine months of 2010.  TRH expects to recognize an additional $8 million of tax benefits in the fourth quarter of 2010 related to pre-tax catastrophe costs incurred in the first nine months of 2010. Income tax expenses related to net catastrophe costs were minimal in the third quarter and first nine months of 2009.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6. Senior Notes

In November 2009, the Company completed a public offering of $350 million aggregate principal amount of its 8.00% senior notes due in 2039 (the “2039 Notes”).

In the first nine months of 2010 and 2009, TRH repurchased portions of its 5.75% senior notes due in 2015 (the “2015 Notes” and together with the 2039 Notes, the “Senior Notes”).  No repurchases of TRH’s 2039 Notes occurred in the first nine months of 2010 and 2009. The impact of the repurchases of the 2015 Notes on the third quarter and first nine months of 2010 and 2009 is detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Principal amount repurchased	$3	$—	$3	$26
Repurchase price	3	—	3	16
(Loss) gain on early extinguishment of debt	*	—	*	10

* Loss on early extinguishment of debt rounds to zero.

The balance sheet carrying value, unamortized original issue discount, outstanding principal amount and fair value of the Senior Notes are presented below. The unamortized original issue discount is being amortized over the term of the notes on the effective interest rate method. The fair values are based on quoted market prices.

	As of September 30, 2010		As of December 31, 2009
	2015 Notes	2039 Notes	2015 Notes	2039 Notes
	(in millions)
Balance sheet carrying amount	$690.0	$340.4	$692.8	$340.3
Unamortized original issue discount	2.0	9.6	2.2	9.7
Outstanding principal amount	692.0	350.0	695.0	350.0
Fair value	736.7	377.5	712.5	359.3

Interest expense incurred and paid in connection with the Senior Notes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Interest expense incurred	$17,050	$10,137	$51,192	$30,432
Interest paid	18	—	34,544	20,110

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. Net Income Per Common Share

Net income per common share has been computed in the following table based upon weighted average common shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income (numerator)	$134,056	$153,263	$260,441	$340,783

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	67,558	67,373	67,535	67,363
Less: Average shares in treasury	(4,005)	(989)	(3,015)	(989)
Average outstanding shares - basic (denominator)	63,553	66,384	64,520	66,374
Average potential shares from stock compensation(1)	894	697	764	447
Average outstanding shares - diluted (denominator)	64,447	67,081	65,284	66,821

Net income per common share:
Basic	$2.11	$2.31	$4.04	$5.13
Diluted	2.08	2.28	3.99	5.10

(1)

The three and nine months ended September 30, 2010 excludes the effect of 2.3 million and 2.1 million anti-dilutive shares, respectively (from a total of 3.9 million and 3.8 million potential shares, respectively). The three and nine months ended September 30, 2009 exclude the effect of 2.3 million and 2.4 million anti-dilutive shares, respectively (from a total of 3.5 million and 3.2 million potential shares, respectively).

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

The third quarter of 2010 includes net catastrophe costs of $22.3 million, $19 million of which is related to the earthquake in New Zealand. The first nine months of 2010 includes net catastrophe costs of $179.6 million, $120 million of which is related to the earthquake in Chile, $19 million of which is related to the earthquake in New Zealand and $13 million of which is related to the Deepwater Horizon explosion. The third quarter and first nine months of 2009 had no significant net catastrophe costs for events occurring during the period.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Summaries of the components of pre-tax net catastrophe costs for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Net losses and LAE incurred from catastrophe events occuring in:
Current year	$21.6	$—	$189.4	$—
Prior years	(3.4)	(3.5)	(9.9)	(5.1)
Total net losses and LAE incurred from catastrophe events	18.2	(3.5)	179.5	(5.1)
Net ceded reinstatement premiums	4.1	0.3	0.1	2.0
Net catastrophe costs	$22.3	$(3.2)	$179.6	$(3.1)

Losses and LAE incurred from catastrophe events:
Gross	$46.4	$(0.8)	$265.0	$1.6
Ceded	(28.2)	(2.7)	(85.5)	(6.7)
Net	18.2	(3.5)	179.5	(5.1)
Reinstatement premiums:
Gross	0.3	0.3	(9.1)	2.7
Ceded	3.8	—	9.2	(0.7)
Net	4.1	0.3	0.1	2.0
Net catastrophe costs	$22.3	$(3.2)	$179.6	$(3.1)

A summary of pre-tax net catastrophe costs by segment for the three and nine months ended September 30, 2010 and 2009 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Domestic	$(4.4)	$(3.7)	$(5.2)	$0.6
International-Europe	13.4	0.6	90.6	(3.4)
International-Other	13.3	(0.1)	94.2	(0.3)
Total	$22.3	$(3.2)	$179.6	$(3.1)

9. Pension and Other Postretirement Benefits

Through various dates in 2009, a substantial majority of TRH’s employees were eligible to participate in certain benefit plans sponsored by American International Group, Inc. (“AIG”) and its subsidiaries (collectively, the “AIG Group”) (see Note 10), including noncontributory defined benefit (“DB”) pension plans, defined contribution (“DC”) pension plans and other postretirement benefit plans. Certain of the pension plans were multiemployer plans in that they did not separately identify plan benefits and plan assets attributable to participating companies. For such plans, only contributions paid or accrued were charged to expense.

As of January 1, 2010, TRH employees no longer participate in benefit plans sponsored by the AIG Group. TRH employees now participate in DB pension, DC pension and other post retirement benefit plans sponsored and maintained by TRH. In general, vested and unvested benefits accrued through the end of 2009 by TRH employees participating in AIG sponsored plans have been assumed by a new corresponding TRH pension plan, and in the case of the U.S. DB pension plans, benefits were frozen as of December 31, 2009. In 2010, TRH established a new DB pension plan for these frozen benefit liabilities. In the first quarter of 2010, a DB pension plan sponsored by the AIG Group transferred a large portion of the funds relating to TRH’s employees’ prior participation in the comparable AIG Group plan into the new TRH DB pension plan, with the balance of the funds expected to be transferred by early 2011. In addition, in 2010, TRH has established new DC pension plans to provide pension benefits earned by its employees after 2009.

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

(b) Reinsurance Assumed from the AIG Group

After March 15, 2010, the AIG Group ceased to be a related party of TRH, as discussed above. Gross premiums written originated by the AIG Group and ceded to TRH from contracts that were entered into while the AIG Group was a related party totaled approximately $44.3 million (4.2%) and $72.1 million (6.9%) in the third quarter of 2010 and 2009, respectively, and $159.9 million (5.1%) and $215.5 million (6.7%) in the first nine months of 2010 and 2009, respectively. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH’s marketing efforts and then ceded to TRH by prearrangement; (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries; and (c) all premiums from contracts that were effective after March 15, 2010. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH’s marketing efforts and then ceded to TRH by prearrangement are not material. (See Note 12 for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.)

11. Cash Dividends

In the third quarter of 2010, the Company’s Board of Directors declared a dividend of $0.21 per common share, or approximately $13 million in the aggregate, payable on December 3, 2010.

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

Premiums written, premiums earned and losses and LAE incurred are comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)

Gross premiums written	$1,063,246	$1,038,410	$3,159,283	$3,239,031
Ceded premiums written	(56,216)	(65,838)	(178,365)	(213,017)
Net premiums written	$1,007,030	$972,572	$2,980,918	$3,026,014

Gross premiums earned	$1,010,337	$1,062,503	$3,083,088	$3,203,323
Ceded premiums earned	(52,046)	(54,421)	(158,450)	(190,442)
Net premiums earned	$958,291	$1,008,082	$2,924,638	$3,012,881

Gross incurred losses and LAE	$675,618	$687,616	$2,248,797	$2,087,501
Reinsured losses and LAE ceded	(42,562)	(29,851)	(177,874)	(76,075)
Net incurred losses and LAE	$633,056	$657,765	$2,070,923	$2,011,426

Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and LAE and reinsured losses and LAE ceded include all amounts, which, by prearrangement with TRH, were assumed from an AIG subsidiary and then ceded in an equal amount to other AIG subsidiaries.  Gross premiums written and ceded premiums written include $29.7 million and $47.2 million in the third quarter of 2010 and 2009, respectively, and $101.7 million and $142.1 million in the first nine months of 2010 and 2009, respectively, relating to such arrangements.  Gross premiums earned and ceded premiums earned include $30.0 million and $33.2 million in the third quarter of 2010 and 2009, respectively, and $90.4 million and $119.7 million in the first nine months of 2010 and 2009, respectively, relating to such arrangements. Gross incurred losses and LAE and reinsured losses and LAE ceded include ($3.3) million and $30.9 million in the third quarter of 2010 and 2009, respectively, and $55.1 million and $56.6 million in the first nine months of 2010 and 2009, respectively, relating to such arrangements.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table is a summary of financial data by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Domestic:
Net premiums written	$513,636	$499,070	$1,536,913	$1,594,142
Net premiums earned(1)	511,785	522,825	1,514,389	1,552,475
Net investment income	84,572	86,100	239,239	229,710
Realized net capital gains (losses)	14,168	26,332	35,971	(56,127)
Revenues	610,410	635,257	1,789,484	1,735,936
Net losses and LAE	360,022	359,944	1,034,179	1,035,794
Underwriting expenses(2)	144,139	137,102	432,957	414,151
Underwriting profit(3)(4)	7,624	25,779	47,253	102,530
Income before income taxes	78,274	122,585	245,585	238,451

International-Europe:
Net premiums written	$358,251	$341,237	$1,049,388	$1,044,996
Net premiums earned(1)	315,068	343,682	1,012,515	1,071,343
Net investment income	31,116	29,433	87,930	91,072
Realized net capital gains (losses)	1,774	(16,078)	(7,700)	(15,817)
Revenues	347,958	357,037	1,092,745	1,146,598
Net losses and LAE	209,372	251,157	776,057	803,557
Underwriting expenses(2)	77,915	83,760	249,024	270,294
Underwriting profit (loss)(3)(4)	27,781	8,765	(12,566)	(2,508)
Income before income taxes	60,881	22,120	67,900	72,879

International-Other(5):
Net premiums written	$135,143	$132,265	$394,617	$386,876
Net premiums earned(1)	131,438	141,575	397,734	389,063
Net investment income	8,152	7,672	25,055	23,442
Realized net capital losses	(5,375)	(3,654)	(11,316)	(7,512)
Revenues	134,215	145,593	411,473	404,993
Net losses and LAE	63,662	46,664	260,687	172,075
Underwriting expenses(2)	45,692	47,530	150,549	119,986
Underwriting profit (loss)(3)(4)	22,084	47,381	(13,502)	97,002
Income before income taxes	24,879	51,374	224	112,636

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Consolidated:
Net premiums written	$1,007,030	$972,572	$2,980,918	$3,026,014
Net premiums earned(1)	958,291	1,008,082	2,924,638	3,012,881
Net investment income	123,840	123,205	352,224	344,224
Realized net capital gains (losses)	10,567	6,600	16,955	(79,456)
Revenues	1,092,583	1,137,887	3,293,702	3,287,527
Net losses and LAE	633,056	657,765	2,070,923	2,011,426
Underwriting expenses(2)	267,746	268,392	832,530	804,431
Underwriting profit(3)(4)	57,489	81,925	21,185	197,024
Income before income taxes	164,034	196,079	313,709	423,966

(1)

Net premiums earned from the AIG Group from contracts with effective dates of March 15, 2010 or prior were approximately $55 million and $86 million for the three months ended September 30, 2010 and 2009, respectively, and $196 million and $256 million for the nine months ended September 30, 2010 and 2009, respectively, and were included mainly in Domestic. (See Note 10.)

(2)	Underwriting expenses represent the sum of net commissions, decrease (increase) in deferred policy acquisition costs and other underwriting expenses.
(3)	Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses.
(4)	See Note 8 for net catastrophe costs by segment.
(5)

The Miami and Tokyo branch segment data were considered significant for at least one of the periods presented. Certain key Miami and Tokyo data elements, which are included in International-Other, in the 2010 and 2009 periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Miami (serving Latin America and the Caribbean):
Revenues	$44,555	$69,532	$181,071	$202,462
(Loss) income before income taxes	(4,056)	27,677	(62,290)	58,384

Tokyo:
Revenues	$33,718	$17,118	$70,283	$62,392
Income before income taxes	22,337	11,379	33,968	30,279

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

Financial Statements

The following discussion refers to the consolidated financial statements of TRH as of September 30, 2010 and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and 2009, which are presented elsewhere herein.

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

In the first nine months of 2010, casualty lines comprised 71% of TRH’s net premiums written, while property lines totaled 29%.  In addition, treaty reinsurance totaled approximately 97% of net premiums written, with the balance representing facultative accounts.  Business written by international branches represented approximately 48% of net premiums written in the first nine months of 2010.  (See Operational Review for detailed period to period comparisons of such measures.)

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

Consolidated Results

The following table summarizes TRH’s revenues, income before income taxes and net income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in millions)
Revenues	$1,092.6	$1,137.9	(4.0)%	$3,293.7	$3,287.5	0.2%
Income before income taxes	164.0	196.1	(16.3)	313.7	424.0	(26.0)
Net income	134.1	153.3	(12.5)	260.4	340.8	(23.6)

Revenues decreased in the third quarter of 2010 compared to the third quarter of 2009 due principally to a decrease in net premiums earned. The decrease in net premiums earned reflects in part the impact of competitive market conditions.

Revenues in the first nine months of 2010 remained level with the first nine months of 2009 as an increase in realized net capital gains was largely offset by a decrease in net premiums earned. The increase in realized net capital gains was due principally to a decrease in other-than-temporary impairments (“OTTI”) and an increase in realized net capital gains on sales and redemptions of securities in 2010, partially offset by an increase in net foreign currency transaction losses in the first nine months of 2010. The significant OTTI write-downs in the first nine months of 2009 resulted from the turmoil in the financial and credit markets in 2009. (See Note 4(e) of Notes to Condensed Consolidated Financial Statements (“Note 4(e)”) for a breakdown of realized net capital gains (losses).) The decrease in net premiums earned reflects in part the impact of competitive market conditions.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The third quarter of 2010 included pre-tax net catastrophe costs of $22.3 million, $19 million of which is related to the earthquake in New Zealand. The first nine months of 2010 included pre-tax net catastrophe costs of $179.6 million, $120 million of which is related to the earthquake in Chile, $19 million of which is related to the earthquake in New Zealand and $13 million of which is related to the Deepwater Horizon explosion. Net catastrophe costs in the third quarter and first nine months of 2010 include $3.4 million and $9.9 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs were insignificant in the third quarter and first nine months of 2009. Catastrophe costs include net losses and LAE incurred and related reinstatement premiums, the details of which can be found in Note 8 of Notes to Condensed Consolidated Financial Statements (“Note 8”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

Income before income taxes and net income decreased in the third quarter of 2010 compared to the third quarter of 2009 due in large part to a decrease in underwriting profit. The decrease in underwriting profit was primarily due to increased catastrophe costs in the third quarter of 2010, partially offset by an increase in estimated net favorable loss reserve development. The net impact of increased catastrophe costs and increased estimated net favorable loss reserve development was to decrease underwriting profit by $20 million in the third quarter of 2010 as compared to the same 2009 period. The percentage decrease in net income between periods is less than the percentage decrease in income before income taxes as a result of the lower effective tax rate in 2010.

Income before income taxes and net income decreased in the first nine months of 2010 compared to the same 2009 period primarily as a result of a decrease in underwriting profit and an increase in interest expense, partially offset by the recognition of realized net capital gains in the 2010 period compared to significant realized net capital losses in the 2009 period. The decrease in underwriting profit was primarily due to increased catastrophe costs in the first nine months of 2010, partially offset by an increase in estimated net favorable loss reserve development. The net impact of increased catastrophe costs and increased estimated net favorable loss reserve development was to decrease underwriting profit by $167 million in the first nine months of 2010 as compared to the same 2009 period. The increase in interest expense is due to the issuance of $350 million principal amount of TRH’s 8.00% senior notes due in 2039 (the “2039 Notes”) in November 2009. The percentage decrease in net income between periods is less than the percentage decrease in income before income taxes as a result of the lower effective tax rate in 2010. (See Note 5 of Notes to Condensed Consolidated Financial Statements (“Note 5”).)

TRH recognized income tax benefits of $15 million and $55 million in the third quarter and first nine months of 2010, respectively, relating to catastrophe costs incurred in the first nine months of 2010. TRH expects to recognize an additional $8 million of tax benefits in the fourth quarter of 2010 related to pre-tax catastrophe costs incurred in the first nine months of 2010. Income tax expenses related to net catastrophe costs were minimal in the third quarter and first nine months of 2009.

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

More specifically, rates on casualty lines were uneven in 2009. Certain lines, like directors’ and officers’ liability (“D&O”) of financial institutions showed rate increases, while others were flat or showed decreases. Results in many casualty lines have benefited from favorable accident year loss severity and frequency trends in 2009. During the January 1, 2010 renewal period, casualty insurance rates generally remained under pressure, with some modest improvements in certain lines.

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

Market conditions were generally challenging, but remained relatively stable, through the first nine months of 2010. Ceding company retentions generally increased as 2010 progressed. In the property lines, while the catastrophe events occurring in the first nine months of 2010 resulted in significant losses for the industry, they are not expected to meaningfully impact overall catastrophe reinsurance pricing trends. In addition, some rate softening was evident, with U.S. catastrophe-exposed lines coming under greater pressure than international lines. However, attractive opportunities continue to be available in certain catastrophe-exposed property lines. In addition, as the numerous catastrophe events occurring in the first nine months of 2010 were spread globally, they may positively impact pricing, terms and conditions in non-peak zones, which generally renew on January 1st.

In the casualty lines, opportunities remain in certain specialty casualty lines such as D&O, which continues to show favorable loss frequency trends, medical malpractice and accident and health (“A&H”), although these lines faced increased pressure as the year progressed. In addition, the outlook for some U.S. quota share A&H business is expected to deteriorate following regulatory changes which are expected to lower returns.  Market conditions for marine and offshore energy lines showed sustained improvement following the Deepwater Horizon explosion, while rate increases leveled off in the aviation line. Primary rates for other casualty lines generally remained under pressure, although internationally they are showing some signs of improvement.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Starting in mid-2007, the U.S. residential mortgage market and the global credit and financial markets experienced serious disruptions, although improvement was evident in the latter part of 2009 through the first nine months of 2010. TRH’s operating results and financial condition have been adversely affected and may continue to be adversely affected by this disruption. (See Disruption in Global Credit and Financial Markets.) However, the current global credit and financial markets may present attractive opportunities for strategic acquisitions and investments, which TRH may, from time to time, evaluate and pursue, particularly given TRH’s strong capital position, financial resources and reputation.

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

As of September 30, 2010, of TRH’s $11.6 billion of fixed maturities available for sale, equities available for sale and other invested assets measured at fair value on a recurring basis, $11.4 billion was based on prices received from independent pricing services and $0.2 billion was based on non-binding broker quotes or internal valuation sources. Management reviewed all fair values from external sources and did not make any material adjustments to the fair values.

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

The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At September 30, 2010, TRH classified $264.7 million of assets measured at fair value on a recurring basis as Level 3. This represented 2.3% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

At September 30, 2010, TRH had gross unrealized losses on all fixed maturities (including fixed maturities classified as held to maturity) and equities totaling $87 million which did not meet the criteria for OTTI charged to earnings. If TRH’s determination of OTTI is materially incorrect, it could have a material adverse effect on TRH’s results of operations and cash flows.

(d) Premium Revenues

Management must make certain judgments in the determination of premiums written and earned by TRH. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. For excess-of-loss treaty contracts, premiums are generally recorded as written based on contract terms and are earned ratably over the terms of the related coverages provided. In the first nine months of 2010, treaty contracts have generated approximately 97% of TRH’s premium revenues. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

Premiums written and earned, along with related costs, for which data have not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. Such estimates of premiums earned are considered when establishing the IBNR portion of loss reserves. The differences between these estimates and the actual data subsequently reported, which may be material as a result of the diversity of cedants and reporting practices and the inherent difficulty in estimating premium inflows, among other factors, are recorded in the period when the actual data become available and may materially affect results of operations. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operational Review

Results of Operations

TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital gains (losses), (loss) gain on early extinguishment of debt and total revenue of TRH for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in millions)
Net premiums written	$1,007.0	$972.6	3.5%	$2,980.9	$3,026.0	(1.5)%
Net premiums earned	958.3	1,008.1	(4.9)	2,924.6	3,012.9	(2.9)
Net investment income	123.8	123.2	0.5	352.2	344.2	2.3
Realized net capital gains (losses)	10.6	6.6	60.1	17.0	(79.5)	(121.3)
(Loss) gain on early extinguishment of debt	(0.1)	—	—	(0.1)	9.9	(101.2)
Total revenues	1,092.6	1,137.9	(4.0)	3,293.7	3,287.5	0.2

Net premiums written increased in the third quarter of 2010 compared to the third quarter of 2009 due largely to increases in Domestic and International-Europe operations. Net premiums written decreased in the first nine months of 2010 compared to the first nine months of 2009 due to decreases in Domestic operations.

A breakdown of total net premiums written for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Casualty	71.1%	70.3%	71.0%	71.1%
Property	28.9	29.7	29.0	28.9
Total	100.0%	100.0%	100.0%	100.0%

Treaty	96.6%	96.8%	96.9%	96.8%
Facultative	3.4	3.2	3.1	3.2
Total	100.0%	100.0%	100.0%	100.0%

Domestic	51.0%	51.3%	51.6%	52.7%
International	49.0	48.7	48.4	47.3
Total	100.0%	100.0%	100.0%	100.0%

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the third quarter and first nine months of 2010 compared to the same 2009 periods.

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
Change excluding foreign exchange	4.2%	(1.9)%
Foreign exchange effect	(0.7)	0.4
Change as reported	3.5%	(1.5)%

Domestic net premiums written increased in the third quarter of 2010 by $14.6 million, or 2.9%, from the third quarter of 2009 to $513.6 million. The most significant increase in Domestic net premiums written was recorded in the A&H ($24.4 million) line, partially offset by relatively smaller decreases spread across several lines. Domestic net premiums written for the first nine months of 2010 totaled $1.54 billion, a decrease of $57.2 million, or 3.6% from the first nine months of 2009. The most significant decreases in Domestic net premiums written were recorded in the auto liability ($22.0 million), other liability ($18.1 million) and medical malpractice ($17.0 million) lines.

International net premiums written increased in the third quarter of 2010 by $19.9 million, or 4.2%, from the third quarter of 2009 to $493.4 million. The most significant increase in net premiums written occurred in the London ($19.5 million) branch and in TRZ ($12.0 million) along with relatively smaller increases spread across several branches, partially offset by significant decreases in the Paris ($14.4 million) and Miami ($13.8 million) branches. The most significant increases in International net premiums written were recorded in the auto liability ($14.0 million) and A&H ($11.6 million) lines, partially offset by relatively smaller decreases spread across several lines. The increase in International net premiums written was partially mitigated by the impact of changes in foreign currency exchange rates. Changes in foreign currency exchange rates decreased third quarter 2010 net premiums written by $6.0 million compared to the third quarter of 2009. Excluding the impact of changes in foreign exchange rates, International net premiums written would have increased 5.5% in the third quarter of 2010 compared to the third quarter of 2009.

International net premiums written in the first nine months of 2010 totaled $1.44 billion, a minimal increase over the first nine months of 2009. Significant increases in net premiums written occurred in TRZ ($37.0 million) and in the Hong Kong ($15.0 million) and Toronto ($12.0 million) branches, largely offset by significant decreases in the Miami ($28.7 million), Paris ($20.0 million) and London ($12.6 million) branches. The most significant increase in International net premiums written was recorded in the A&H ($50.8 million) line, largely offset by significant decreases in the credit ($18.0 million), property ($14.6 million) and ocean marine ($12.1 million) lines.  International net premiums written reflects the impact of changes in foreign currency exchange rates. Changes in foreign currency exchange rates increased net premiums written in the first nine months of 2010 by $11.0 million compared to the first nine months of 2009.  Excluding the impact of changes in foreign exchange rates, International net premiums written would have increased 0.1% in the first nine months of 2010 compared to the first nine months of 2009.

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

Net investment income in the third quarter of 2010 totaled $123.8 million, remaining level with the third quarter of 2009 as an increase in investment income from fixed maturities was offset by decreases in investment income from other invested assets and other investment income. Changes in foreign currency exchange rates had an insignificant effect on the change in net investment income in the third quarter of 2010 compared to the same 2009 period. Net investment income from other invested assets can display greater volatility than other classes of investments.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net investment income in the first nine months of 2010 totaled $352.2 million, an increase of $8.0 million, or 2.3%, compared to the first nine months of 2009 due largely to an increase in investment income from fixed maturities, partially offset by a decrease in other investment income. Changes in foreign currency exchange rates had an insignificant effect on the change in net investment income in the first nine months of 2010 compared to the same 2009 period. (See Note 4(d) of Notes to Condensed Consolidated Financial Statements for a breakdown of the components of net investment income.)

The pre-tax effective yields on investments were 3.8% and 4.2% for the third quarter of 2010 and 2009, respectively, and 3.6% and 4.1% for the first nine months of 2010 and 2009, respectively. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The decrease in the pre-tax effective yield on investments in the third quarter and first nine months of 2010 compared to the same respective 2009 periods is due in large part to a lower pre-tax effective yield on the fixed maturity portfolio.

Realized net capital gains (losses) totaled $10.6 million and $6.6 million in the third quarter of 2010 and 2009, respectively, and $17.0 million and ($79.5) million in the first nine months of 2010 and 2009, respectively. Realized net capital gains (losses) generally result from (a) investment dispositions, which reflect TRH’s investment and tax planning strategies to optimize after-tax income; (b) OTTI of investments; and (c) foreign currency transaction gains and losses. See Note 4(e) for a breakdown of realized net capital gains (losses).

Realized net capital gains in the third quarter of 2010 included insignificant OTTI write-downs charged to earnings. Realized net capital gains in the first nine months of 2010 included ($7.1) million of OTTI write-downs charged to earnings, relating principally to issuer-specific credit losses on fixed maturities. Realized net capital losses in the third quarter and first nine months of 2009 included ($15.9) million and ($81.6) million, respectively, of OTTI write-downs charged to earnings, resulting in large part from the depressed fair values of certain securities and issuer specific credit events during 2009.

Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Note 4(g) for the criteria used in the determination of such write-downs.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

OTTI write-downs by balance sheet category and type of impairment recorded for the periods indicated are presented in the table below:

		Lack of	Issuer-
	Severity	Intent to	Specific
	and/or	Hold to	Credit
	Duration	Recovery	Events	Total
	(in millions)
Three months ended September 30, 2010:
Fixed maturities	$—	$—	$—	$—
Equities	(0.2)	—	—	(0.2)
Other invested assets	—	—	(0.6)	(0.6)
Total included in the statement of operations	$(0.2)	$—	$(0.6)	(0.8)
Fixed maturities — included in the statement of comprehensive income				—
Total OTTI				$(0.8)

Three months ended September 30, 2009:
Fixed maturities	$—	$—	$(9.6)	$(9.6)
Equities	(6.3)	—	—	(6.3)
Total included in the statement of operations	$(6.3)	$—	$(9.6)	(15.9)
Fixed maturities — included in the statement of comprehensive income				(6.1)
Total OTTI				$(22.0)

Nine months ended September 30, 2010:
Fixed maturities	$—	$—	$(6.3)	$(6.3)
Equities	(0.2)	—	—	(0.2)
Other invested assets	—	—	(0.6)	(0.6)
Total included in the statement of operations	$(0.2)	$—	$(6.9)	(7.1)
Fixed maturities — included in the statement of comprehensive income				(6.7)
Total OTTI				$(13.8)

Nine months ended September 30, 2009:
Fixed maturities	$(14.7)	$(6.0)	$(17.6)	$(38.3)
Equities	(35.4)	(4.4)	(3.5)	(43.3)
Total included in the statement of operations	$(50.1)	$(10.4)	$(21.1)	(81.6)
Fixed maturities — included in the statement of comprehensive income				(6.6)
Total OTTI				$(88.2)

In the third quarter and first nine months of 2010, TRH repurchased portions of TRH’s 5.75% senior notes due in 2015 (the “2015 Notes” and together with the 2039 Notes, the “Senior Notes”). There were no repurchases of the 2039 Notes in the first nine months of 2010. In the first quarter of 2009, TRH repurchased portions of the 2015 Notes from non-related parties. There were no other repurchases of the Senior Notes in the first nine months of 2009. See Note 6 of Notes to Condensed Consolidated Financial Statements (“Note 6”) for the impact of the repurchases.

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

The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH and each of TRH’s reporting segments, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Consolidated:
Loss ratio	66.1%	65.3%	70.8%	66.8%
Commission ratio	23.3	22.8	23.9	23.1
Other underwriting expense ratio	4.6	3.8	4.6	3.6
Underwriting expense ratio	27.9	26.6	28.5	26.7
Combined ratio	94.0%	91.9%	99.3%	93.5%

Domestic:
Loss ratio	70.3%	68.9%	68.3%	66.7%
Commission ratio	23.3	22.0	23.7	23.0
Other underwriting expense ratio	4.9	4.2	4.9	3.7
Underwriting expense ratio	28.2	26.2	28.6	26.7
Combined ratio	98.5%	95.1%	96.9%	93.4%

International-Europe:
Loss ratio	66.5%	73.1%	76.6%	75.0%
Commission ratio	20.4	21.0	20.6	22.0
Other underwriting expense ratio	4.3	3.3	4.0	3.2
Underwriting expense ratio	24.7	24.3	24.6	25.2
Combined ratio	91.2%	97.4%	101.2%	100.2%

International-Other:
Loss ratio	48.4%	32.9%	65.5%	44.2%
Commission ratio	30.3	29.9	33.5	27.0
Other underwriting expense ratio	4.5	3.7	4.4	3.9
Underwriting expense ratio	34.8	33.6	37.9	30.9
Combined ratio	83.2%	66.5%	103.4%	75.1%

The higher loss ratio for consolidated TRH in the third quarter and first nine months of 2010 compared to the same 2009 periods is due principally to increased net catastrophe costs, partially offset by increased estimated net favorable loss reserve development in the 2010 periods and an improved loss ratio excluding catastrophe costs in International-Europe.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The third quarter of 2010 included pre-tax net catastrophe costs of $22.3 million, $19 million of which is related to the earthquake in New Zealand. Net catastrophe costs in the third quarter of 2010 includes $3.4 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added (decreased) 2.3%, (0.9)%, 4.2% and 9.3% to the third quarter of 2010 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.  Net catastrophe costs were immaterial in the third quarter of 2009.

The first nine months of 2010 included pre-tax net catastrophe costs of $179.6 million, $120 million of which is related to the earthquake in Chile, $19 million of which is related to the earthquake in New Zealand and $13 million of which is related to the Deepwater Horizon explosion. Net catastrophe costs in the first nine months of 2010 includes $9.9 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added (decreased) 6.1%, (0.3)%, 9.0% and 23.3% to the first nine months of 2010 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively. Net catastrophe costs were immaterial in the first nine months of 2009. (See Note 8 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

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

In the third quarter and first nine months of 2010, TRH decreased its estimate of the ultimate amounts of net losses occurring in 2009 and prior years by $13 million and $35 million, respectively. The estimated net favorable development in the third quarter and first nine months of 2010 includes $3 million and $10 million, respectively, of estimated net favorable development related to catastrophe events occurring in prior years. The estimated net favorable development for the first nine months of 2010 was comprised of net favorable development of $93 million for losses occurring in 2003 to 2009, partially offset by net adverse development of $58 million relating to losses occurring in 2002 and prior. Favorable loss reserve development related to losses occurring in 2003 to 2009 generally related to shorter-tailed lines. Adverse loss reserve development arising from losses occurring in 2002 and prior generally relates to excess casualty classes.

In the third quarter and first nine months of 2009, TRH decreased its estimate of the ultimate amounts of net losses occurring in 2008 and prior years by $7 million and $14 million, respectively. The estimated net favorable development for the first nine months of 2009 was comprised of net favorable development of $90 million, principally relating to losses occurring in 2003 to 2008, partially offset by net adverse development of $76 million relating to losses occurring in 2002 and prior. Favorable loss reserve development in 2003 to 2008 generally related to the shorter-tailed classes. Adverse loss reserve development arising from losses occurring in 2002 and prior generally related to the other liability line, which includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes.

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

Based on information presently available, TRH’s current loss reserves represent management’s best estimate of ultimate losses, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of September 30, 2010 and thus, have a material adverse effect on future net income, financial condition and cash flows.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

For the third quarter of 2010 compared to the same 2009 period, the changes in gross and ceded losses and LAE incurred each include the effect of a $34 million decrease in losses and LAE incurred relating to business assumed from an AIG subsidiary which, by prearrangement with TRH, was then ceded in an equal amount to other AIG subsidiaries. The impact of such business was not material to the changes in gross and ceded losses and LAE incurred for the first nine months of 2010. (See Note 12.) In addition, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses as discussed in Note 8.

The underwriting expense ratio for consolidated TRH in the third quarter of 2010 increased compared to the third quarter of 2009 due to increases of 0.8% in the other underwriting expense ratio and 0.5% in the commission ratio. The underwriting expense ratio for consolidated TRH in the first nine months of 2010 increased compared to the first nine months of 2009 due to increases of 1.0% in the other underwriting expense ratio and 0.8% in the commission ratio. The increase in the consolidated commission ratios in the 2010 periods related to Domestic and International-Other operations, and was due in part to a change in the mix of business. The increase in the consolidated other underwriting expense ratios in the 2010 periods is due in large part to increased employee compensation and benefit expenses, including stock compensation expenses.

Deferred policy acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Policy acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

In November 2009, the Company issued $350 million principal amount of the 2039 Notes, all of which remains outstanding as of September 30, 2010. $692 million and $695 million principal amount of the 2015 Notes were outstanding at September 30, 2010 and December 31, 2009, respectively. Interest expense incurred and interest paid in connection with the Senior Notes is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Interest expense incurred	$17,050	$10,137	$51,192	$30,432
Interest paid	18	—	34,544	20,110

The increased interest expense incurred in the third quarter and first nine months of 2010 and the increase in interest paid in the first nine months of 2010, each compared to the same respective 2009 period, is due principally to the 2039 Notes.

General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”) are the primary components of “other expenses, net” on the Consolidated Statement of Operations. PRMS, a wholly owned subsidiary of the Company, is an insurance program manager specializing in professional liability insurance services.

Income before income taxes was $164.0 million and $196.1 million in the third quarter of 2010 and 2009, respectively, and $313.7 million and $424.0 million in the first nine months of 2010 and 2009, respectively. The decrease in income before income taxes in the third quarter of 2010 compared to the same 2009 period resulted largely from a decrease in underwriting profit. The decrease in income before income taxes in the first nine months of 2010 compared to the same 2009 period is principally due to a decrease in underwriting profit and an increase in interest expense, partially offset by the recognition of realized net capital gains in the first nine months of 2010 compared to significant realized net capital losses in the 2009 period. The decreases in underwriting profit in the 2010 periods are due largely to increases in catastrophe costs in the 2010 periods, partially offset by an increase in estimated net favorable loss reserve development.  The net impact of increased catastrophe costs and increased estimated net favorable loss reserve development was to decrease underwriting profit by $20 million and $167 million in the third quarter and first nine months of 2010, respectively, as compared to the same respective 2009 periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Federal and foreign income tax expense of $30.0 million and $42.8 million were recorded in the third quarter of 2010 and 2009, respectively. The effective tax rates, which represent income taxes divided by income before income taxes, were 18.3% in the third quarter of 2010 and 21.8% in the third quarter of 2009. Federal and foreign income tax expense of $53.3 million and $83.2 million were recorded in the first nine months of 2010 and 2009, respectively. The effective tax rates were 17.0% in the first nine months of 2010 and 19.6% in the first nine months of 2009. (See Note 5.) The effective tax rate in the first nine months of 2010 was lower than in the comparable 2009 period due to tax exempt income representing a larger percentage of pretax income in 2010 compared to 2009, largely as a result of the significant net catastrophe costs in the 2010 period.

TRH recognized income tax benefits of $15 million and $55 million in the third quarter and first nine months of 2010, respectively, relating to catastrophe costs incurred in the first nine months of 2010. TRH expects to recognize an additional $8 million of tax benefits in the fourth quarter of 2010 related to pre-tax catastrophe costs incurred in the first nine months of 2010. Income tax expenses related to net catastrophe costs were minimal in the third quarter and first nine months of 2009.

Net income and net income per common share on a diluted basis are summarized below for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net income	$134.1	$2.08	$153.3	$2.28	$260.4	$3.99	$340.8	$5.10

Reasons for the changes between years are as discussed earlier. (See Note 7 of Notes to Condensed Consolidated Financial Statements for the calculation of net income per common share.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Non-GAAP Measures

The performance of TRH is commonly assessed by analysts and others based on performance measures which are not defined under GAAP. Those measures include net operating income (“NOI”), NOI Per Common Share (diluted) and annualized operating return on equity (“Annualized Operating ROE”). NOI is defined as GAAP net income excluding realized net capital gains (losses) and the (loss) gain on early extinguishment of debt, net of taxes. NOI Per Common Share (diluted) represents NOI divided by average common shares outstanding on a diluted basis. Annualized Operating ROE is defined as NOI divided by the average of beginning and ending stockholders’ equity multiplied by four (for the three month periods) or four-thirds (for the nine month periods). In addition, GAAP annualized return on equity (“GAAP Annualized ROE”) is defined as GAAP net income divided by the average of beginning and ending stockholders’ equity multiplied by four (for the three month periods) or four-thirds (for the nine month periods). TRH uses these measures in analyzing its performance as these measures focus on the core fundamentals of TRH’s operations. While TRH considers realized net capital gains (losses) and the (loss) gain on early extinguishment of debt as integral parts of its business and results, such items are not indicative of the core fundamentals of TRH’s operations. TRH believes these measures are of interest to the investment community because they provide additional meaningful methods of evaluating certain aspects of TRH’s operating performance from period to period on bases that are not otherwise apparent under GAAP. These non-GAAP measures, namely, NOI, NOI Per Common Share (diluted) and Annualized Operating ROE should not be viewed as substitutes for GAAP net income, GAAP net income per common share on a diluted basis and GAAP Annualized ROE, respectively. Reconciliations of NOI, NOI Per Common Share (diluted) and Annualized Operating ROE to GAAP net income, GAAP net income per common share on a diluted basis and GAAP Annualized ROE, respectively, the most directly comparable GAAP measures, are included below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net income	$134.1	$2.08	$153.3	$2.28	$260.4	$3.99	$340.8	$5.10
Realized net capital (gains) losses, net of tax(1)	(6.9)	(0.11)	(4.3)	(0.06)	(11.0)	(0.17)	51.6	0.78
Loss (gain) on early extinguishment of debt, net of tax(1)	0.1	—	—	—	0.1	—	(6.4)	(0.10)
Net operating income	$127.3	$1.97	$149.0	$2.22	$249.5	$3.82	$386.0	$5.78

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
GAAP Annualized ROE	12.8%	16.1%	8.3%	12.5%
Realized net capital (gains) losses, net of tax(1)	(0.7)	(0.4)	(0.4)	1.9
Loss (gain) on early extinguishment of debt, net of tax(1)	—	—	—	(0.2)
Annualized Operating ROE	12.1%	15.7%	7.9%	14.2%

(1) Assumes a 35% tax rate.

The decreases in NOI, NOI per Common Share (diluted) and Annualized Operating ROE in the third quarter of 2010 compared to the third quarter of 2009 are due largely to the increase in net catastrophe costs in the 2010 period. The decreases in NOI, NOI per Common Share (diluted) and Annualized Operating ROE in the first nine months of 2010 compared to the first nine months of 2009 are due largely to increases in net catastrophe costs and interest expense in the 2010 period.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Segment Results

(a) Domestic

The third quarter of 2010 compared to the third quarter of 2009

Revenues decreased in 2010 due principally to decreases in realized net capital gains and net premiums earned. See Results of Operations for a discussion of period over period changes in Domestic net premiums written.

Income before income taxes decreased in 2010 due primarily to decreases in underwriting profit and realized net capital gains. The decrease in underwriting profit reflects a decrease in net premiums earned and increases in the loss ratio and the underwriting expense ratio. The decrease in net premiums earned reflects in part the continued impact of competitive market conditions.

Net catastrophe costs in 2010 and 2009 were insignificant.

The first nine months of 2010 compared to the first nine months of 2009

Revenues increased in 2010 due principally to the recognition of realized net capital gains in 2010 compared to significant realized net capital losses in 2009 partially offset by a decrease in net premiums earned. The significant realized net capital losses in 2009 were due in part to the turmoil in the financial markets during the first nine months of 2009. See Results of Operations for a discussion of period over period changes in Domestic net premiums written.

Income before income taxes increased slightly in 2010 due primarily to the recognition of realized net capital gains in 2010 compared to significant realized net capital losses in 2009, largely offset by a decrease in underwriting profit and an increase in interest expense. The decrease in underwriting profit reflects a decrease in net premiums earned and increases in the loss ratio and the underwriting expense ratio. The decrease in net premiums earned reflects in part the continued impact of competitive market conditions. The increase in interest expense is due primarily to the 2039 Notes, which were issued in November 2009.

Net catastrophe costs in 2010 and 2009 were insignificant.

(b) International-Europe (London and Paris branches and TRZ)

The third quarter of 2010 compared to the third quarter of 2009

Revenues decreased in 2010 due largely to a decrease in net premiums earned, partially offset by the recognition of realized net capital gains in 2010 compared to realized net capital losses in 2009. Revenues decreased in the Paris branch, partially offset by increases in TRZ and the London branch.

Net premiums written increased in 2010 with the most significant increases occurring in the auto liability and A&H lines. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2010 as compared to 2009 decreased net premiums written by $12.7 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have increased 8.7% in 2010 compared to 2009.

Income before income taxes increased in 2010 due primarily to increases in underwriting profit and realized net capital gains. The increase in underwriting profit reflects a lower loss ratio excluding catastrophe costs, partially offset by an increase in catastrophe costs.

2010 includes net catastrophe costs of $13.4 million, the majority of which is related to the earthquake in New Zealand partially offset by slightly lowered estimated losses from the earthquake in Chile based on new information. Net catastrophe costs in 2009 were insignificant.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The first nine months of 2010 compared to the first nine months of 2009

Revenues decreased in 2010 due principally to a decrease in net premiums earned. Revenues decreased in the Paris and London branches, partially offset by an increase in TRZ.

Net premiums written increased slightly in 2010 with significant increases in the A&H and auto liability lines largely offset by significant decreases in the credit, property, boiler & machinery and ocean marine lines. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2010 as compared to 2009 decreased net premiums written by $15.2 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have increased 1.9% in 2010 compared to 2009.

Income before income taxes for 2010 decreased due primarily to an increase in underwriting loss. The increase in underwriting loss is primarily due to an increase in net catastrophe costs, partially offset by a lower commission ratio and a lower loss ratio excluding catastrophe costs.

2010 includes net catastrophe costs of $90.6 million, principally related to the earthquake in Chile, the earthquake in New Zealand, storms in Australia and the Deepwater Horizon explosion. Net catastrophe costs in 2009 were insignificant.

(c) International-Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches)

The third quarter of 2010 compared to the third quarter of 2009

Revenues decreased in 2010 due largely to a decrease in net premiums earned. Revenue decreases in the Miami and Hong Kong branches were partially offset by increases in the Tokyo and Toronto branches.

Net premiums written increased slightly in 2010 and generally consisted of relatively small increases spread across several lines. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2010 as compared to 2009 increased net premiums written by $6.7 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have declined 2.9% in 2010 compared to 2009.

Income before income taxes for 2010 decreased due primarily to a decrease in underwriting profit. The decrease in underwriting profit reflects an increase in net catastrophe costs and an increase in the loss ratio excluding catastrophe costs.

2010 includes net catastrophe costs of $13.3 million, principally related to hailstorms in Canada. Net catastrophe costs in 2009 were insignificant.

The first nine months of 2010 compared to the first nine months of 2009

Revenues increased in 2010 due largely to an increase in net premiums earned. Revenues increased significantly in the Toronto branch and decreased significantly in the Miami branch.

Net premiums written increased in 2010 and generally consisted of relatively small increases spread across several lines, partially offset by a significant decrease in the auto liability line. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2010 as compared to 2009 increased net premiums written by $26.2 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have declined 4.8% in 2010 compared to 2009.

Income before income taxes for 2010 decreased due primarily to an increase in underwriting loss.  The increase in underwriting loss is due primarily to an increase in net catastrophe costs.

2010 includes net catastrophe costs of $94.2 million, principally related to the earthquake in Chile and hailstorms in Canada. Net catastrophe costs in 2009 were insignificant.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Financial Condition and Liquidity

As a holding company, the Company’s assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s cash inflows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. TRH considers TRC’s ability to pay dividends to the Company to be adequate for the Company’s liquidity needs through the end of 2010 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In the third quarter of 2010 and 2009, the Company received cash dividends from its operating subsidiaries of $55.0 million and $25.0 million, respectively. In the first nine months of 2010 and 2009, the Company received cash dividends from its operating subsidiaries of $130.0 million and $82.0 million, respectively. Based on estimated statutory surplus of $4.26 billion as of September 30, 2010, TRC would be able to pay dividends of approximately $426 million without regulatory approval by September 30, 2011. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses. The Company also uses cash to repurchase portions of the Senior Notes or its common shares when TRH believes it is advantageous to do so.

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

At September 30, 2010, total investments were $13.13 billion compared to $12.32 billion at December 31, 2009, an increase of $813.5 million. The change in investments reflects $552.3 million of net purchases of investments and a $322.8 million increase in net unrealized appreciation of investments excluding the impact of a correction. (See Note 1 of Notes to Condensed Consolidated Financial Statements (“Note 1”).) In addition, the impact on the carrying value of investments of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated decreased total investments as of September 30, 2010 compared to year-end 2009 by approximately $55 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table summarizes the investments of TRH (on the basis of carrying value) as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,190,897	9.1%	$1,214,238	9.8%

Available for sale (at fair value):
U.S. Government and government agencies	909,879	6.9	528,808	4.3
States, municipalities and political subdivisions	5,487,524	41.8	5,668,828	46.0
Foreign government	662,881	5.1	553,541	4.5
Corporate	3,368,834	25.7	2,317,041	18.8
Asset-backed:
RMBS	255,204	1.9	258,445	2.1
CMBS	241,900	1.8	93,191	0.8
Other asset-backed	54,857	0.4	34,918	0.3
Total available for sale	10,981,079	83.6	9,454,772	76.8
Total fixed maturities	12,171,976	92.7	10,669,010	86.6

Equities available for sale	523,682	4.0	506,612	4.1
Other invested assets (including alternative investments)	263,108	2.0	256,437	2.1
Short-term investments	170,103	1.3	883,336	7.2
Total investments	$13,128,869	100.0%	$12,315,395	100.0%

Short-term investments decreased significantly as of September 30, 2010 compared to December 31, 2009. The decrease in short-term investments relates to a reallocation to fixed maturities following the identification of relative value opportunities in long-term fixed maturities as well as the use of some proceeds from the sales of short-term investments to repurchase 3.3 million shares of the Company’s common stock at an aggregate cost of $165.1 million pursuant to the Company’s share repurchase program in the first nine months of 2010.

TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities. Approximately 51.9% and 45.3% of the non-asset-backed fixed maturities will mature in less than 10 years as of September 30, 2010 and December 31, 2009, respectively. By their nature, asset-backed fixed maturities do not generally have single maturity dates. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to optimize after-tax returns. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity. The average duration of TRH’s entire fixed income portfolio was 3.5 years as of September 30, 2010 and 3.7 years as of December 31, 2009.

The decrease as of September 30, 2010 compared to December 31, 2009 in the percentage of TRH’s investment portfolio in state, municipalities and political subdivision fixed maturities available for sale is due in part to the sale of certain securities to generate realized capital gains to take advantage of TRH’s tax-basis capital loss position, incurred in the prior year, and the purchase of corporate fixed maturities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table summarizes the ratings of fixed maturities held to maturity and available for sale (on the basis of carrying value):

	Rating as of September 30, 2010 (1)
	AAA	AA	A	BBB	Below BBB or Not Rated (2)	Total
	(in millions)
Held to maturity:
States, municipalities and political subdivisions	$570	$496	$125	$—	$—	$1,191

Available for sale:
U.S. Government and government agencies	910	—	—	—	—	910
States, municipalities and political subdivisions	2,343	2,548	542	17	37	5,487
Foreign government	396	247	20	—	—	663
Corporate	455	875	1,694	330	15	3,369
Asset-backed:
RMBS	178	19	16	—	42	255
CMBS	199	2	15	12	14	242
Other asset-backed	48	—	—	7	—	55
Total available for sale	4,529	3,691	2,287	366	108	10,981

Total fixed maturities	$5,099	$4,187	$2,412	$366	$108	$12,172

Percent of total fixed maturities	41.9%	34.4%	19.8%	3.0%	0.9%	100.0%

(1)        Principally Standard & Poor’s ratings.

(2)        Consists of $30 million of CCC rated securities, $13 million of CC rated securities and $65 million of not-rated securities.

Gross unrealized gains and losses and net unrealized gains on all fixed maturities and equities at September 30, 2010 and December 31, 2009 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
	(in millions)
As of September 30, 2010:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$582.6	$(76.9)	$505.7
Equities available for sale	55.2	(9.9)	45.3

As of December 31, 2009:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$401.3	$(171.3)	$230.0
Equities available for sale	67.8	(2.1)	65.7

(1)        As of September 30, 2010 amounts include no gross unrealized gains and gross unrealized losses of ($26.8) million on fixed maturities rated below BBB and gross unrealized gains of $3.5 million and gross unrealized losses of ($0.3) million on fixed maturities which are not rated. As of December 31, 2009 amounts include no gross unrealized gains and gross unrealized losses of ($34.0) million on fixed maturities rated below BBB and gross unrealized gains of $1.0 million and gross unrealized losses of ($1.0) million on fixed maturities which are not rated.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

As discussed in Note 1, as of December 31, 2009, net unrealized gains on fixed maturities were overstated by $80 million and net unrealized gains on equities available for sale were overstated by $18 million. Excluding the impact of the correction, net unrealized gains on all fixed maturities (including held to maturity and carried at amortized cost) would have increased by approximately $356 million and net unrealized gains on equities available for sale would have decreased by approximately $2 million in the first nine months of 2010. The increase in net unrealized gains on fixed maturities in the first nine months of 2010 reflects increased market demand for high quality fixed maturities. (See Note 1 for a discussion of the correction and see Note 4 of Notes to Condensed Consolidated Financial Statements (“Note 4”) for additional details about gross unrealized gains and losses on fixed maturities and equities.)

Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established, and the impact of changes in foreign currency exchange rates.

At September 30, 2010, gross loss reserves totaled $8.96 billion, an increase of $349.9 million, or 4.1% over December 31, 2009. The increase in gross loss reserves includes the impact of changes in foreign currency exchange rates since the end of 2009 and gross loss reserve development.

Gross loss reserves as of September 30, 2010 consisted of $3.87 billion of reported amounts (“case reserves”) and $5.09 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

At September 30, 2010, reinsurance recoverable on gross loss reserves totaled $826.2 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of $12 million), an increase of $100.9 million, or 13.9%, from the prior year-end. The increase in reinsurance recoverable is due largely to increases in reinsurance recoverables relating to catastrophe events occurring in the first nine months of 2010 and reinsurance recoverables relating to amounts, which, by prearrangement with TRH, were assumed from an AIG subsidiary and then ceded in an equal amount to other AIG subsidiaries.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net loss reserves totaled $8.12 billion at September 30, 2010, an increase of $249.0 million, or 3.2%, from the prior year-end. The overall increase in net loss reserves was mitigated by the exchange rate impact of the changes in certain foreign currency exchange rates against the U.S. dollar since the end of 2009 which served to decrease net loss reserves by $151.2 million. An analysis of the change in net loss reserves for the first nine months of 2010 and 2009 follows:

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
At beginning of year:
Gross loss reserves	$8,609,105	$8,124,482
Less reinsurance recoverable	(737,280)	(775,404)
Net loss reserves	7,871,825	7,349,078

Net losses and LAE incurred in respect of losses occurring in:
Current year	2,105,581	2,025,663
Prior years	(34,658)	(14,237)
Total	2,070,923	2,011,426

Net losses and LAE paid	1,670,760	1,840,983

Foreign exchange effect	(151,180)	190,519

At end of year:
Net loss reserves	8,120,808	7,710,040
Plus reinsurance recoverable	838,203	795,515
Gross loss reserves	$8,959,011	$8,505,555

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

Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at September 30, 2010 are adequate.

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

For the first nine months of 2010, TRH’s net operating cash inflows were $759.2 million, a decrease of $17.3 million from the same 2009 period. The decrease results, in large part, from increases in taxes and interest paid, partially offset by increased investment income and cash from underwriting activities received. The Internal Revenue Service has informed TRH that the refund requested on TRH’s amended tax returns for certain years from 1994 to 2005, amounting to approximately $94 million plus interest, has been approved.  This refund has not been received as of September 30, 2010.

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

TRH’s stockholders’ equity totaled $4.36 billion at September 30, 2010, an increase of $326.5 million from year-end 2009. The net increase consisted primarily of net income of $260.4 million and other comprehensive income of $246.7 million, partially offset by $165.1 million of repurchases of the Company’s common stock and dividends declared of $39.4 million.

The abovementioned other comprehensive income consisted of net unrealized foreign currency translation gain from functional currencies, net of income taxes, (“UTA, net of tax”) of $100.6 million and net unrealized appreciation on investments (“URA, net of tax”), of $146.1 million (composed principally of an increase in net unrealized appreciation of $159.3 million on fixed maturities available for sale, partially offset by a decrease in net unrealized appreciation of $13.2 million on equities available for sale).  Each of the preceding UTA, net of tax, and URA, net of tax, amounts includes the impact of a correction of the treatment of foreign currency exchange rates on the costs of investments denominated in functional currencies.  The correction reduced URA, net of tax, in total by $63.7 million and increased UTA, net of tax, by the same amount with no net impact on other comprehensive income for the first nine months of 2010.  (See Note 1 for a discussion of the correction and Note 4 for details of gross unrealized gains and losses by security type.)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In December 2009, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $200 million of its shares from time to time in the open market or via privately negotiated transactions through December 31, 2011 (the “December 2009 Authorization”). In October 2010, the Board approved a new share repurchase program, which authorizes the Company to repurchase up to $200 million of the Company’s outstanding common shares from time to time in the open market or via negotiated transactions through December 31, 2012 (the “October 2010 Authorization”). The October 2010 Authorization supersedes the December 2009 Authorization. In the first nine months of 2010, the Company repurchased 3.3 million shares of its common stock at an aggregate cost of $165.1 million under the December 2009 Authorization. Of the shares repurchased in the first nine months of 2010, two million shares were repurchased from AHAC at an aggregate cost of $105 million pursuant to a stock offering agreement in connection with the March 2010 Offering.

In November 2009, the Company issued $350 million principal amount of the 2039 Notes, all of which remains outstanding as of September 30, 2010. In the first nine months of 2010 and 2009, TRH repurchased $3 million and $26 million, respectively, principal amount of the 2015 Notes from non-related parties. $692 million and $695 million principal amount of the 2015 Notes were outstanding at September 30, 2010 and December 31, 2009, respectively. (See Note 6 for the gain realized on the early extinguishment of the 2015 Notes in the first nine months of 2009.)

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

Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss (“PML”). TRH defines PML as its anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at July 1, 2010.

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

	1.0%			0.4%
	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs
	(in millions)
Europe, Wind	$769	$641	$416	$899	$766	$498
Florida, Wind	549	515	335	948	863	561
Northeast U.S., Wind	515	469	305	1,023	913	593
California, Earthquake	496	463	301	915	817	531
Japan, Wind	504	414	269	579	483	314
Japan, Earthquake	480	395	257	619	516	336

“Europe, Wind” has the highest modeled after-tax net catastrophe costs arising out of events with a 1.0% probability of being exceeded and would represent 9.5% of TRH’s stockholders’ equity at September 30, 2010. “Northeast U.S., Wind” has the highest modeled after-tax net catastrophe costs arising out of events with a 0.4% probability of being exceeded and would represent 13.6% of TRH’s stockholders’ equity at September 30, 2010. If multiple severe catastrophic events occur in any one year, the potential economic cost to the company could be materially higher than any one of the amounts shown above.

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

See Note 8 for catastrophe costs incurred in the third quarter and first nine months of 2010 and 2009.

Disruption in Global Credit and Financial Markets

In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and sub-prime borrowers; evolving changes in the regulatory environment; a residential housing market characterized by a slowing pace of transactions and declining prices; increased cost of borrowings for mortgage participants; a rising unemployment rate; increased delinquencies in non-mortgage consumer credit; and illiquid credit markets. In addition, the financial strength of certain bond insurers was compromised to varying degrees by losses these entities experienced due in part to the coverage they provide for domestic RMBS. These conditions continued through 2008 and into 2009, expanding into the broader global credit markets and resulting in greater volatility, a steep decline in equity markets, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses in certain markets and the collapse of several prominent financial institutions. By the end of 2009 through the first nine months of 2010, the disruptions to the global credit and financial markets had moderated as the markets started to stabilize or, in some cases, recover. TRH cannot predict whether current trends will continue, deteriorate or improve.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The operating results and financial condition of TRH have been and may continue to be adversely affected by factors related to the market disruptions referred to above, among others. The duration and severity of the downward cycle could extend further if there is an increase in the severity of the economic difficulties being experienced around the world, including in the U.S. TRH expects that the difficulties in the economy may continue to have an adverse effect on TRH’s operating results in the future. TRH also incurred realized and unrealized market valuation losses in the first nine months of 2010 and 2009 on its available for sale securities, including asset-backed fixed maturities. The impact on TRH’s operations with exposure to the residential mortgage market will be somewhat dependent on future market conditions.

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

The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the nine months ended September 30, 2010 and for the year ended December 31, 2009. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2010				2009
	As of	Nine Months Ended September 30,			As of	Year Ended December 31,
	September 30,	Average	High	Low	December 31,	Average	High	Low
	(in millions)
Diversified	$137	$150	$170	$137	$170	$192	$276	$91
Interest rate	75	94	140	75	140	149	216	84
Equity	76	77	80	73	80	94	138	80
Currency	49	49	51	45	49	58	79	47

Part I - Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures of Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II — Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2009, the Board of Directors of Transatlantic Holdings, Inc. (the “Company”) authorized the purchase of up to $200 million of the Company’s common shares from time to time in the open market or via negotiated transactions through December 31, 2011 (the “December 2009 Authorization”). In October 2010, the Company’s Board of Directors approved a new share repurchase program, which authorizes the Company to repurchase up to $200 million of the Company’s outstanding common shares from time to time in the open market or via negotiated transactions through December 31, 2012 (the “October 2010 Authorization”). The October 2010 Authorization supersedes the December 2009 Authorization. In the third quarter of 2010, the Company repurchased 0.5 million shares of its common stock under the December 2009 Authorization, as detailed below:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the December 2009 Authorization	Dollar Amount Still Available Under the December 2009 Authorization at End of Month
				(in thousands)
July 2010	—	$—	—	$56,193
August 2010	465,100	47.60	465,100	34,054
September 2010	47,100	47.99	47,100	31,794
Total	512,200	47.64	512,200	31,794

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
Dated: November 5, 2010

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, (iv) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

Furnished herewith.

*                This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.