Form 10-K
period 2010-12-31
TRANSATLANTIC HOLDINGS INC
filed 2011-02-22
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $3,047,542,231.

          As of January 31, 2011, there were outstanding 62,332,961 shares of Common Stock, $1.00 par value, of the registrant.

Documents Incorporated by Reference

          Portions of the registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the stockholders of the registrant scheduled to be held on May 26, 2011 are incorporated by reference in Part III of this Form 10-K.

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

 Item 1.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
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

        Prior to June 10, 2009 and as of December 31, 2008, AIG beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and American Home Assurance Company ("AHAC"), a wholly owned subsidiary of AIG, consummated a secondary public offering (the "June 2009 Offering") of 29.9 million issued and outstanding shares of the Company owned by AIG and AHAC. On March 15, 2010, AHAC consummated another secondary public offering (the "March 2010 Offering", and collectively with the June 2009 Offering, the "Secondary Offerings") of 8.5 million issued and outstanding shares of the Company's common stock owned by AHAC. The Company repurchased two million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company's common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company's then outstanding shares. As a result of its reduced ownership percentage, the AIG Group was no longer considered a related party after March 15, 2010. (See Relationship with the AIG Group for a description of recent events relating to AIG.)

        The Company, through its wholly-owned subsidiaries, TRC, Trans Re Zurich Reinsurance Company Ltd. ("TRZ"), acquired by TRC in 1996, and Putnam (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets on both a treaty and facultative basis. One or both of TRC and Putnam is licensed, accredited, authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. Through its international locations, TRH has operations worldwide, including Bermuda, Canada, seven locations in Europe, three locations in Central and South America, two locations in Asia (excluding Japan), and one location in each of Japan, Australia and Africa. TRC is licensed in Bermuda, Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region, the

People's Republic of China and Australia. TRC is an Admitted Reinsurer in Brazil, where it maintains an office in Rio de Janeiro. In addition, TRC is registered and authorized as a foreign reinsurer in Argentina (where it maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), the Republic of Panama (where it maintains a representative office, TRC (PANAMÁ) S.A.), Bolivia, Chile, Colombia, Ecuador, El Salvador, France, Germany, Guatemala, Honduras, Mexico, Nicaragua, Paraguay, Peru, Uruguay and Venezuela, and is authorized to maintain a representative office in Shanghai, the People's Republic of China. TRZ is licensed as a reinsurer in Switzerland and registered in Argentina, Honduras, Guatemala, the Dominican Republic and Colombia. Transatlantic Polska Sp. z o.o., a subsidiary of TRC, maintains a registered representative office in Warsaw, Poland.

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

Operations

        TRH's activities in the United States are conducted through its worldwide headquarters in New York, NY, its branch in Miami, FL and offices in Chicago, IL, Overland Park, KS, San Francisco, CA, Columbus, OH and Stamford, CT. All domestic treaty and facultative business is underwritten by, or under the supervision of, senior officers of TRH located in New York. TRH's headquarters in New York and offices in Miami, Rio de Janeiro, Toronto, Bermuda, London, Paris, Zurich, Munich, Hong Kong, Tokyo and Sydney offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Panama, Warsaw and Shanghai, and maintains exclusive representative arrangements with MS Upson Associates c.c. in Johannesburg, South Africa and with NOBARE in Stockholm, Sweden. TRH also operates Professional Risk Management Services, Inc. ("PRMS"), a wholly-owned subsidiary of the Company. Based in Arlington, VA, PRMS is an insurance program manager specializing in professional liability insurance services, including underwriting, claims and risk management, for individual healthcare providers, group practices, facilities and organizations. During 2010, TRH opened an office in Bermuda to further support TRH's local business partners; upgraded TRH's Munich office to full branch status to enhance TRH's standing in the local market; established a new entity in Gibraltar, Calpe Insurance Company Limited, to expand TRH's access to business in Europe; and completed a strategic investment to participate as a corporate name in Lloyd's of London.

        TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. Business underwritten by all branches located outside the United States and by the Miami branch (which underwrites business in Latin America and the Caribbean) accounted for approximately 50%, 49% and 50% of worldwide net premiums written in 2010, 2009 and 2008, respectively. (See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of premium fluctuations between years, Regulation for a discussion of certain conditions associated with international business and Note 17 of Notes to Consolidated Financial Statements for financial data by business segment.)

        After March 15, 2010, the AIG Group ceased to be a related party of TRH, as discussed above. Gross premiums written originated by the AIG Group and ceded to TRH from contracts that were entered into while the AIG Group was a related party totaled approximately $196 million (4.8%), $263 million (6.3%) and $310 million (7.0%) in 2010, 2009 and 2008, respectively. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement; (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries; and (c) all premiums from contracts that were effective after March 15, 2010. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement are not material. (See Note 16 of Notes to Consolidated Financial Statements ("Note 16") for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.) (See Relationship with the AIG Group.)

        In addition, TRH holds a 40% interest in Kuwait Reinsurance Company (K.S.C.) ("Kuwait Re"), acquired in 2000, which has a balance sheet carrying value of $49.0 million and $44.2 million at December 31, 2010 and 2009, respectively. Kuwait Re provides property, casualty and life reinsurance products to clients in Middle Eastern and North African markets.

        TRC and Putnam have a quota share reinsurance agreement where TRC cedes 5% of its assumed reinsurance, net of other retrocessions, to Putnam. Presently all of Putnam's business is assumed from TRC pursuant to this quota share reinsurance agreement. This agreement was entered into for operational reasons and had no impact on TRH's consolidated financial position or results of operations.

Property and Casualty Lines of Business

        Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 71% of net premiums written in 2010, 71% in 2009 and 70% in 2008. The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated (see MD&A):

	Years Ended December 31,
	Net Premiums Written			Net Premiums Earned			Net Losses and Loss Adjustment Expenses Incurred			Loss and Loss Adjustment Expense Ratio
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(dollars in millions)
Casualty:
Other liability(1)(2)(3)(4)	$1,058.0	$1,077.5	$1,037.2	$1,081.0	$1,037.6	$1,061.3	$916.5	$865.7	$842.3	84.8%	83.4%	79.4%
Accident and health	422.7	416.0	314.0	411.6	399.3	302.8	356.3	331.7	232.0	86.6	83.1	76.6
Medical malpractice(4)	309.7	339.3	372.4	313.5	359.0	372.5	266.2	255.6	295.8	84.9	71.2	79.4
Ocean marine and aviation(2)(4)	267.7	291.8	323.6	256.9	305.8	329.2	130.6	217.1	251.7	50.8	71.0	76.5
Auto liability(4)	237.6	241.1	317.6	217.6	274.6	297.0	173.3	224.9	210.2	79.6	81.9	70.8
Surety and credit(2)(3)	211.6	239.2	224.6	206.4	222.9	214.7	60.3	136.3	140.3	29.2	61.1	65.3
Other(2)	235.7	236.7	278.6	235.1	246.8	300.7	216.3	218.3	273.5	92.0	88.5	91.0

Total casualty	2,743.0	2,841.6	2,868.0	2,722.1	2,846.0	2,878.2	2,119.5	2,249.6	2,245.8	77.9	79.0	78.0

Property:
Fire(2)(3)(4)	497.3	507.5	582.7	492.0	544.6	573.7	321.2	236.2	393.5	65.3	43.4	68.6
Allied lines(2)(3)(4)	388.2	349.0	314.6	385.1	342.1	304.8	121.9	56.5	128.6	31.6	16.5	42.2
Auto physical damage(2)	87.3	122.3	170.5	105.0	131.0	136.9	64.3	107.2	93.7	61.2	81.9	68.4
Homeowners multiple peril(4)	82.9	70.5	72.8	74.5	77.5	72.4	17.3	16.1	13.5	23.3	20.7	18.7
Other(2)	83.0	95.2	99.5	79.9	97.9	101.4	37.6	13.6	32.1	47.1	13.9	31.7

Total property	1,138.7	1,144.5	1,240.1	1,136.5	1,193.1	1,189.2	562.3	429.6	661.4	49.5	36.0	55.6

Total	$3,881.7	$3,986.1	$4,108.1	$3,858.6	$4,039.1	$4,067.4	$2,681.8	$2,679.2	$2,907.2	69.5	66.3	71.5

(1)
A large majority of the amounts within the other liability line relates to complex risks such as E&O and D&O, to general casualty risks and, to a much lesser extent, environmental impairment liability.
(2)
In 2010, development on reserves held at December 31, 2009 relating to losses that occurred in 2009 and prior years significantly decreased net losses and loss adjustment expenses incurred in the surety and credit, other property, ocean marine, auto physical damage and fire lines and significantly increased net losses and loss adjustment expenses incurred in the other casualty and other liability lines. In addition, pre-tax net catastrophe losses of $204 million significantly increased net losses and loss adjustment expenses incurred in the fire, other property, allied lines and ocean marine lines.
(3)
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
(4)
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

        Operating results in 2010, 2009 and 2008 included pre-tax net catastrophe costs (net of reinsurance and reinstatement premiums) of $202 million, ($6) million and $170 million, respectively. (See MD&A.)

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

Treaty and Facultative Reinsurance

        Treaty reinsurance constitutes the great majority of TRH's business, accounting for 97% of net premiums written in each of 2010, 2009 and 2008. Facultative reinsurance comprises the balance of net premiums written.

        The following table presents certain information concerning TRH's treaty and facultative business for the periods indicated:

	Treaty
	Years Ended December 31,
	2010(1)	2009(2)	2008
	(in millions)
Gross premiums written	$3,844.7	$3,947.3	$4,088.7
Net premiums written	3,754.6	3,867.8	3,976.6
Net premiums earned	3,739.4	3,918.9	3,938.0

	Facultative
	Years Ended December 31,
	2010(1)	2009(2)	2008
	(in millions)
Gross premiums written	$288.2	$256.5	$334.5
Net premiums written	127.1	118.3	131.5
Net premiums earned	119.2	120.2	129.4

(1)
In 2010 compared to 2009, domestic treaty net premiums written decreased significantly in the other liability, A&H, auto liability and medical malpractice lines. International treaty net premiums written remained level, with significant increases in the A&H and auto liability lines being largely offset by significant decreases in the ocean marine and credit lines. Facultative gross premiums written increased in 2010 compared to 2009 due largely to an increase in premiums that, by prearrangement with TRH, were assumed from an AIG subsidiary and then ceded in an equal amount to other AIG subsidiaries in the property and other liability lines. Facultative net premiums written in 2010 increased compared to 2009 principally in the other liability line, partially offset by a significant decrease in the A&H line.
(2)
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

Treaty Reinsurance

        Treaty reinsurance accounted for approximately $3.84 billion of gross premiums written and $3.75 billion of net premiums written in 2010. Approximately 68% of total treaty gross premiums written in 2010 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis. Approximately 71% of treaty net premiums written resulted from casualty lines treaties, with the remainder from property lines treaties. Treaty business written by TRH's international operations accounted for approximately 48% of TRH's total net premiums written for the year ended December 31, 2010.

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

        TRH offers brokers full service with large capacity for both casualty and property risks. TRH often seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and takes the initiative in negotiating price, terms and conditions. TRH believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. When TRH does not lead the treaty, it may still suggest changes to any aspect of the treaty. TRH may reject any treaty business offered to it based upon its assessment of all relevant factors. Such factors include type and level of risk assumed, actuarial and underwriting judgment with respect to rate adequacy, various treaty terms, prior and anticipated loss experience (including exposure to natural and man-made catastrophes) on the treaty, prior business experience with the ceding company, overall financial position, operating results, the Standard & Poor's ("S&P"), A.M. Best Company ("Best") and Moody's Investors Service ("Moody's") ratings of the ceding company and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

        TRH currently has approximately 4,000 treaties in effect for the current underwriting year. In 2010, no single treaty exceeded 4% of treaty gross premiums written. No single ceding company accounted for more than 6% of total treaty gross premiums written in 2010.

        Approximately 5% of treaty gross premiums written in 2010 were originated by the AIG Group and ceded to TRH. These originated amounts exclude premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement are not material. (See Relationship with the AIG Group.) The majority of TRH's treaty premiums were written on a pro rata basis.

  Facultative Reinsurance

        During 2010, TRH wrote approximately $288.2 million of gross premiums written and $127.1 million of net premiums written of facultative reinsurance. The vast majority of ceded premiums written represents amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries. Approximately 62% of facultative net premiums written represented casualty risks with the balance comprising property risks. TRH provides facultative reinsurance on predominantly an excess-of-loss basis, although some business is written on a pro rata basis. Facultative business written by TRH's international operations accounted for approximately 1% of TRH's total net premiums written for the year ended December 31, 2010.

        TRH's facultative contracts (also called certificates) provide prospective coverage on virtually the same basis as the original policy issued by the ceding insurer. In 2010, TRH's facultative book of business focused on the property, other liability and medical malpractice lines, although coverage is generally offered for most lines of business, and is written principally on a risk attaching basis for each risk (i.e., TRH's liability starts with the underlying policy inception and ends when the underlying policy expires). With respect to facultative contracts, TRH's clients come to TRH on a risk by risk basis when they wish to obtain a larger policy limit than provided by their existing outward treaty reinsurance or when their existing treaty reinsurance excludes a class of business or type of coverage they provide to policyholders.

        Other underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor-intensive nature of underwriting and servicing facultative business.

        No single ceding company accounted for more than 6% of total facultative gross premiums written in 2010. Approximately 5% of facultative gross premiums written in 2010 were originated by the AIG Group. These originated amounts exclude amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries. (See Relationship with the AIG Group.)

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

        As of December 31, 2010, TRH had in place approximately 120 active retrocessional arrangements for current and prior underwriting years with approximately 310 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses and loss adjustment expenses totaled $819.7 million. No unsecured recoverables from a single retrocessionnaire are considered material to the financial position of TRH. (See Note 16.)

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

        The risk management team is led by the Chief Risk Officer ("CRO") who reports directly to the Chief Executive Officer ("CEO"). The CEO chairs a Corporate Risk Management Committee composed of executive officers including the CRO, Chief Financial Officer, Chief Underwriting Officer, Domestic Operations, President International Operations, President Latin American and Caribbean Division, Chief Actuary, General Counsel, Chief Information Officer, Senior Claims Executive in New York and the Chief Compliance Officer, among others. In addition, the Risk Management Committee of the Company's Board of Directors provides board oversight of the risk management of TRH.

        In all major branches, local risk committees meet quarterly to review the major risks of TRH including regulatory, operational, credit and other financial risks. These committees include senior representatives from the finance and accounting, claims, actuarial, systems, legal, compliance and underwriting departments and report to the risk management department in New York. TRH uses various tools including an employee code of conduct, mandatory ethics training, internal audit reviews and business continuity planning to mitigate its operational risks.

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

        Brokerage fees generally are paid by reinsurers. In 2010, approximately 76% of TRH's gross premiums written was written through brokers and the balance was written directly. In 2010, companies controlled by Aon Corporation ("Aon") and Marsh & McLennan Companies, Inc. ("Marsh"), were TRH's largest brokerage sources of business. Business brokered by Aon, Marsh and the rest of TRH's ten largest brokerage sources of business as a percentage of TRH's consolidated revenues and total gross premiums written in 2010 are presented below:

	Revenues	Gross Premiums Written
Aon	25%	26%
Marsh	18	19
Next eight largest brokerage sources	18	20

Ten largest brokerage sources	61%	65%

        The business attributable to a broker includes all gross premiums produced by that broker and its affiliates in the full year regardless of the date that any such affiliate was acquired.

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

Reserves for Unpaid Losses and Loss Adjustment Expenses ("Gross Loss Reserves")

        Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer, and the ceding company's payment of that loss and subsequent payments to the ceding company by the reinsurer. Insurers (and reinsurers) establish gross loss reserves, which represent estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred on or before the balance sheet date, including events which have not been reported to the company.

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

        The methods of determining estimates for unreported losses and establishing the resulting reserves and related reinsurance recoverable are continually reviewed and updated, and any resulting adjustments are reflected in income currently. The process relies upon the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. However, estimation of loss reserves is a difficult process, especially in view of changing legal and economic environments which impact the development of loss reserves, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

        While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer term nature of much reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which can be subject to change without notice. TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess casualty business for classes such as medical malpractice and D&O, which can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict.

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

        The "Analysis of Consolidated Net Loss Reserves Development" which follows presents the development of unpaid losses and LAE net of related reinsurance recoverables ("net loss reserves") for calendar years 2000 through 2010. The upper half of the table shows the cumulative amounts paid during successive years relating to the opening reserve. For example, with respect to the net loss reserve of $7.35 billion as of December 31, 2008, by the end of 2010 (two years later) $2.79 billion had actually been paid in settlement of those net loss reserves. In addition, as reflected in the lower section of the table, the original net loss reserve of $7.35 billion was re-estimated to be $7.41 billion at December 31, 2010. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims, overall claim frequency and severity patterns. The net (deficiency) redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net deficiency of $56.1 million at December 31, 2010 relating to December 31, 2008 net loss reserves of $7.35 billion represents the cumulative amount by which net loss reserves as of year-end 2008 have developed adversely from that date through the end of 2010.

        Each amount other than the original reserves in the following table includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2007 for $150,000 was first reserved in 2004 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net (deficiency) redundancy in each of the years in the period 2004 through 2006 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

        The "Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability" presents additional information regarding the development of gross loss reserves.

ANALYSIS OF CONSOLIDATED NET LOSS RESERVES DEVELOPMENT(1)

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(in thousands)
Net loss reserves, as of December 31:(2)	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443	$6,207,220	$6,899,716	$7,349,078	$7,871,825	$8,214,773
Cumulative paid as of:
One year later	892,752	1,033,574	1,057,314	1,090,058	1,492,464	1,447,284	1,464,916	1,841,768	1,559,712	1,730,801
Two years later	1,573,227	1,759,047	1,806,388	2,035,299	2,416,036	2,526,261	2,761,250	2,813,396	2,785,333
Three years later	2,071,480	2,332,901	2,535,149	2,792,484	3,263,061	3,549,463	3,485,127	3,670,987
Four years later	2,499,596	2,932,043	3,198,831	3,485,611	4,028,731	4,127,882	4,087,258
Five years later	2,940,058	3,479,594	3,792,955	4,112,690	4,453,364	4,600,637
Six years later	3,333,401	3,953,515	4,297,909	4,470,656	4,830,109
Seven years later	3,649,883	4,365,880	4,609,558	4,787,305
Eight years later	3,952,850	4,620,686	4,877,601
Nine years later	4,137,488	4,840,932
Ten years later	4,311,121
Net reestimated liability as of:(2)
End of year	2,614,917	2,908,887	3,257,906	3,956,420	4,980,609	5,690,443	6,207,220	6,899,716	7,349,078	7,871,825	8,214,773
One year later	2,650,589	3,248,013	3,580,493	4,273,802	5,249,445	5,871,571	6,295,600	6,899,232	7,310,130	7,814,866
Two years later	3,088,303	3,561,876	4,112,290	4,781,344	5,557,243	6,133,365	6,385,124	6,958,926	7,405,177
Three years later	3,392,021	4,176,419	4,637,194	5,110,862	5,878,870	6,282,334	6,441,824	7,040,272
Four years later	3,872,054	4,641,988	4,976,922	5,485,195	6,066,219	6,401,324	6,530,650
Five years later	4,217,748	4,904,646	5,345,798	5,701,065	6,209,964	6,527,430
Six years later	4,396,225	5,184,316	5,555,013	5,881,308	6,364,893
Seven years later	4,584,446	5,390,160	5,742,547	6,044,934
Eight years later	4,747,977	5,570,367	5,911,378
Nine years later	4,898,056	5,730,318
Ten years later	5,045,101
Net (deficiency) redundancy as of December 31, 2010	$(2,430,184)	$(2,821,431)	$(2,653,472)	$(2,088,514)	$(1,384,284)	$(836,987)	$(323,430)	$(140,556)	$(56,099)	$56,959

(1)
This table is on a calendar year basis and does not present accident or underwriting year data.
(2)
Represents unpaid losses and loss adjustment expenses, net of related reinsurance recoverables.

 ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
AND NET REESTIMATED LIABILITY(1)

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(in thousands)
End of year:
Gross liability	$3,077,162	$3,747,583	$4,032,584	$4,805,498	$5,941,464	$7,113,294	$7,467,949	$7,926,261	$8,124,482	$8,609,105	$9,020,610
Related reinsurance recoverable	462,245	838,696	774,678	849,078	960,855	1,422,851	1,260,729	1,026,545	775,404	737,280	805,837

Net liability	$2,614,917	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443	$6,207,220	$6,899,716	$7,349,078	$7,871,825	$8,214,773

One year later:
Gross reestimated liability	$3,126,518	$4,136,126	$4,465,908	$5,117,490	$6,344,019	$7,306,595	$7,633,138	$7,918,300	$8,070,824	$8,584,657
Reestimated related reinsurance recoverable	475,929	888,113	885,415	843,688	1,094,574	1,435,024	1,337,538	1,019,068	760,694	769,791

Net reestimated liability	$2,650,589	$3,248,013	$3,580,493	$4,273,802	$5,249,445	$5,871,571	$6,295,600	$6,899,232	$7,310,130	$7,814,866

Two years later:
Gross reestimated liability	$3,565,853	$4,556,676	$5,003,598	$5,761,231	$6,633,579	$7,618,979	$7,722,795	$7,988,632	$8,192,939
Reestimated related reinsurance recoverable	477,550	994,800	891,308	979,887	1,076,336	1,485,614	1,337,671	1,029,706	787,762

Net reestimated liability	$3,088,303	$3,561,876	$4,112,290	$4,781,344	$5,557,243	$6,133,365	$6,385,124	$6,958,926	$7,405,177

Three years later:
Gross reestimated liability	$3,970,012	$5,188,506	$5,678,239	$6,096,568	$7,017,192	$7,769,983	$7,770,305	$8,109,348
Reestimated related reinsurance recoverable	577,991	1,012,087	1,041,045	985,706	1,138,322	1,487,649	1,328,481	1,069,076

Net reestimated liability	$3,392,021	$4,176,419	$4,637,194	$5,110,862	$5,878,870	$6,282,334	$6,441,824	$7,040,272

Four years later:
Gross reestimated liability	$4,492,711	$5,814,220	$6,034,785	$6,536,334	$7,219,505	$7,886,168	$7,905,520
Reestimated related reinsurance recoverable	620,657	1,172,232	1,057,863	1,051,139	1,153,286	1,484,844	1,374,870

Net reestimated liability	$3,872,054	$4,641,988	$4,976,922	$5,485,195	$6,066,219	$6,401,324	$6,530,650

Five years later:
Gross reestimated liability	$4,868,258	$6,099,084	$6,467,893	$6,766,081	$7,364,727	$8,064,325
Reestimated related reinsurance recoverable	650,510	1,194,438	1,122,095	1,065,016	1,154,763	1,536,895

Net reestimated liability	$4,217,748	$4,904,646	$5,345,798	$5,701,065	$6,209,964	$6,527,430

Six years later:
Gross reestimated liability	$5,058,733	$6,441,624	$6,692,327	$6,952,158	$7,577,067
Reestimated related reinsurance recoverable	662,508	1,257,308	1,137,314	1,070,850	1,212,174

Net reestimated liability	$4,396,225	$5,184,316	$5,555,013	$5,881,308	$6,364,893

Seven years later:
Gross reestimated liability	$5,262,921	$6,660,562	$6,887,469	$7,177,351
Reestimated related reinsurance recoverable	678,475	1,270,402	1,144,922	1,132,417

Net reestimated liability	$4,584,446	$5,390,160	$5,742,547	$6,044,934

Eight years later:
Gross reestimated liability	$5,439,253	$6,849,486	$7,120,562
Reestimated related reinsurance recoverable	691,276	1,279,119	1,209,184

Net reestimated liability	$4,747,977	$5,570,367	$5,911,378

Nine years later:
Gross reestimated liability	$5,591,138	$7,075,398
Reestimated related reinsurance recoverable	693,082	1,345,080

Net reestimated liability	$4,898,056	$5,730,318

Ten years later:
Gross reestimated liability	$5,780,354
Reestimated related reinsurance recoverable	735,253

Net reestimated liability	$5,045,101

Gross (deficiency) redundancy as of December 31, 2010	$(2,703,192)	$(3,327,815)	$(3,087,978)	$(2,371,853)	$(1,635,603)	$(951,031)	$(437,571)	$(183,087)	$(68,457)	$24,448

(1)
This table is on a calendar year basis and does not represent accident or underwriting year data.

        The trend depicted in the latest development year in the net reestimated liability portion of the "Analysis of Consolidated Net Loss Reserves Development" table and in the "Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability" table reflects net favorable development. Net favorable development of $57.0 million was recorded in 2010 on losses occurring in all prior years. (See MD&A for a discussion of the causes of the net favorable development.) This net favorable development was comprised of net favorable development of $216.9 million for losses occurring in 2002 to 2009, partially offset by net adverse development of $159.9 million for losses occurring in 2001 and prior.

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

        TRH's current investment strategy seeks to optimize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. Historically, tax-exempt fixed maturities carry lower pre-tax yields than taxable fixed maturities that are comparable in risk and term to maturity due to their tax-advantaged status. (See MD&A.) The equity portfolio is structured to achieve capital appreciation primarily through a selection of large capitalization U.S. stocks. Other invested assets principally include alternative investments and TRH's 40% interest in Kuwait Re.

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

        The following table reflects investment results for TRH for each of the five years in the period ended December 31, 2010.

INVESTMENT RESULTS(1)

	Consolidated			Excluding Securities Lending Program(2)
Years Ended December 31,	Average Investments and Interest-Bearing Cash(3)	Pre-Tax Net Investment Income	Pre-Tax Effective Yield(4)	Average Investments and Interest-Bearing Cash(5)	Pre-Tax Net Investment Income(6)	Pre-Tax Effective Yield(7)
	(dollars in thousands)
2010	$12,838,300	$473,547	3.7%	$12,838,300	$473,547	3.7%
2009	11,460,994	467,402	4.1	11,460,994	467,402	4.1
2008	11,595,522	440,451	3.8	10,589,507	437,883	4.1
2007	12,024,944	469,772	3.9	10,171,508	467,293	4.6
2006	10,270,004	434,540	4.2	9,119,143	432,343	4.7

(1)
See discussion of the impact of the Securities Lending Program on investment yields in 2008 in Results of Operations in MD&A.
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

        As of December 31, 2010, the fair value of the total investment portfolio was $13.02 billion.

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

        Competition in the types of reinsurance in which TRH engages is based on many factors, including the perceived overall financial strength of the reinsurer, S&P, Best and Moody's ratings, states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer, capacity and coverages offered, premiums charged, specific terms and conditions of the reinsurance offered, value-added services offered, speed of claims payment and reputation and experience in the lines of business underwritten. These factors also operate in the aggregate across the reinsurance industry, generally in combination with prevailing economic conditions. Reinsurance purchases are also sensitive to cyclical movements in reinsurance rates, terms and conditions and, ultimately, the reinsurance industry's overall financial results.

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

Employees

        At December 31, 2010, TRH had approximately 640 employees. Approximately 270 employees were located in the New York headquarters; 120 employees were located in other locations in the United States and 250 employees were located in offices outside of the United States.

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

        At December 31, 2010, the statutory surpluses of TRC and Putnam each exceeded the level of surplus required under RBC requirements for regulatory attention.

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

        In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") was enacted. Dodd-Frank included specific provisions regarding the regulation of reinsurance. Under the reinsurance provisions of Dodd-Frank, with respect to reinsurance agreements entered on or after July 21, 2011, whether credit for reinsurance in financial statements is allowed will be determined by the state that is the domestic U.S. regulator of the ceding insurer, provided such state is accredited by the NAIC or found to be substantially equivalent. This provision prevents the non-domestic regulators of the ceding insurer from reaching a separate determination with respect to availability of credit for reinsurance. Dodd-Frank also creates the Federal Insurance Office (the "FIO"). The FIO has no administrative authority but will have the authority to collect data and to assist the U.S. Secretary of the Treasury in negotiating covered agreements. A covered agreement is a bilateral or multilateral agreement regarding prudential measures with respect to the business of insurance or reinsurance that is (i) entered into between the U.S. and one or more foreign governments, authorities or regulatory entities; and (ii) relates to the recognition of prudential measures with respect to the business of insurance or reinsurance that achieves a level of protection achieved under state insurance or reinsurance regulation.

        In response to Dodd-Frank, several individual states including Florida and New York have developed their own credit for reinsurance guidelines modeled on the NAIC Reinsurance Regulatory Modernization Framework proposal. These state-based initiatives permit the insurance supervisor to consider the financial condition of an assuming reinsurer in addition to its domicile when determining credit for reinsurance. The NAIC is currently in the process of drafting a sweeping Solvency Modernization Initiative. While this initiative is in its early stages, the NAIC has completed a road-map and has articulated its objectives. The final manifestation of the initiative will come in the form of draft Model laws and Acts for adoption by the individual states. These drafts are not expected to be completed in the near future.

        In addition to the Dodd-Frank and the various state actions, a federal proposal was introduced in Congress which would allow industry participants to voluntarily choose a federal charter over the current state system. Consequently, collateral requirements under credit for reinsurance rules may be based in part on domicile and in part on each reinsurer's financial strength rating as assigned by the NAIC or its designated rating organization(s). TRH does not presently expect this proposal to have a material effect on its operations. However, such proposal is expected to reduce the amount of collateral that many non-U.S. domiciled companies will need to post to secure their obligations to U.S. domiciled insurers and reinsurers.

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

        Within the European Union (the "EU"), the EU Reinsurance Directive of November 2005 (the "Directive") was adopted. The Directive requires member countries to lift barriers to trade within the EU for companies that are domiciled in an EU country. TRH operates within the EU through a series of foreign branches and continues to evaluate the potential impact of the implementation of the Directive which could vary from country to country. TRH has contacted insurance regulators throughout the EU to ascertain their regulatory intent and to discuss each country's rule applicable to TRH. Currently, TRH continues to conduct business within the EU through its foreign branches with no significant impact on its operations. As each country within the EU adopts rules implementing the Directive, TRH could be materially adversely affected by the adopted rules. TRH may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries implementing the Directive.

        In addition to the Directive, the EU is phasing in a new regulatory regime for regulation of financial services known as "Solvency II." Solvency II is a principles-based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements of insurers and reinsurers. The regulatory authorities in Europe have scheduled Solvency II for implementation on January 1, 2013. TRH could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustments to TRH's corporate operating structure.

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

        Prior to June 10, 2009 and as of December 31, 2008, AIG beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and AHAC, a wholly owned subsidiary of AIG, consummated the June 2009 Offering of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. On March 15, 2010, AHAC consummated the March 2010 Offering of 8.5 million issued and outstanding shares of the Company's common stock owned by AHAC. The Company repurchased two million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company's common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company's then outstanding shares. As a result of its reduced ownership percentage, the AIG Group was no longer considered a related party after March 15, 2010.

  Reinsurance Assumed from the AIG Group

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

        After March 15, 2010, the AIG Group ceased to be a related party of TRH, as discussed above. Gross premiums written originated by the AIG Group and ceded to TRH from contracts that were entered into while the AIG Group was a related party totaled approximately $196 million (4.8%), $263 million (6.3%) and $310 million (7.0%) in 2010, 2009 and 2008, respectively. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement; (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries; and (c) all premiums from contracts that were effective after March 15, 2010. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement are not material. (See Note 16 for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.)

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

        TRH's website, which can be found on the Internet at http://www.transre.com, contains frequently updated information about the Company and its operations. Copies of the Company's recent Forms 10-K, Forms 10-Q and Forms 8-K, and all amendments to those reports, can be accessed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission by selecting "SEC Filings" on the drop-down menu under "Investor Information." References to TRH's website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

        In addition, copies of any of the Company's reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, as well as any Quarterly Earnings Press Release may be obtained by contacting the Company's Investor Relations department at:

  Transatlantic Holdings, Inc.
  80 Pine Street
  New York, New York 10005
  Telephone: (212) 365-2200
  E-mail:   investor_relations@transre.com

Item 1A.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
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

        Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer, and the ceding company's payment of that loss and subsequent payments to the ceding company by the reinsurer. TRH is required by applicable insurance laws and regulations and GAAP to establish liabilities on its consolidated balance sheet for payment of losses and LAE that will arise in the future from its reinsurance products for losses that have occurred as of the balance sheet date. Under GAAP, TRH is not permitted to establish liabilities until an event occurs that may give rise to a loss. Once such an event occurs, liabilities are established in TRH's financial statements for its losses, based upon estimates of losses incurred by the ceding companies. As a result, only liabilities applicable to losses incurred up to the reporting date may be established, with no allowance for the provision of a contingency reserve to account for expected or unexpected future losses. Losses arising from future events will be estimated and recognized at the time the losses occur. Although TRH annually reviews the adequacy of its established reserves for losses and LAE, there can be no assurance that TRH's loss reserves will not develop adversely and have a material effect on TRH's results of operations. To the extent these liabilities may be insufficient to cover actual losses or LAE, TRH will have to add to these liabilities and incur a charge to its earnings, which could have a material adverse effect on TRH's financial condition, results of operations and ultimately its cash flows. (See MD&A for a further discussion of the risks and uncertainties relating to loss reserves.)

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

        A significant portion of TRH's in-force treaty contracts as of December 31, 2010 permit the ceding company to cancel the contract on a cut-off or run-off basis if TRH's operating subsidiaries' financial strength rating is downgraded below a certain rating level, generally "A-". In addition, contracts may also permit the ceding company to cancel the contract if there is a significant decline in the statutory surplus of TRC, generally of at least 20%. Contracts may contain one or both of the aforementioned contractual provisions, certain other cancellation triggers or other stipulations, such as a requirement to post collateral for all or a portion of TRH's obligations or require commutation under the contract if a triggering event occurs. Whether a ceding company would exercise any of these cancellation rights would depend on, among other factors, the reason and extent of such downgrade or surplus reduction, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage.

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

        Further, various provisions of TRH's contracts, such as limitations to or exclusions from coverage or choice of legal forum, may not be enforceable in the manner TRH intends, due to, among other things, disputes relating to coverage and choice of legal forum. Additionally, underwriting is a matter of judgment, involving important assumptions about matters that are inherently difficult to predict and are beyond TRH's control, and for which historical experience and probability analysis may not provide sufficient guidance. Also, TRH's risk management methods, models, databases and experience may not adequately address the emergence of various matters, such as the impact of climate change or TRH employees or third-party service providers exceeding their authority or otherwise breaching their obligations, that could significantly affect TRH's business in future periods. One or more catastrophic or other events and emerging risks could result in claims or have an impact that substantially exceeds TRH's expectations, which could have a material adverse effect on TRH's financial condition, results of operations and cash flows.

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

        Additionally, government involvement in the reinsurance markets continues to evolve. For example, the Florida legislature has recently begun to decrease the amount of reinsurance offered by the state-run reinsurer, the Florida Hurricane Catastrophe Fund ("FHCF"). In 2009, the Florida legislature, recognizing the inadequacy of current rates, authorized Citizens Property Insurance Corporation, the state-sponsored insurer, to increase its rates and further reduce its capacity with the goals of reinstating the FHCF's role as a market of last resort and reinvigorating private reinsurer participation in the state. Further actions by the legislature are expected during 2011. Throughout 2010, the Florida insurance regulator continued to approve significant rate increases for insurers writing Florida property risks and relaxed the collateral requirements for credit for reinsurance for several non-U.S. reinsurers.

A limited number of brokers account for a large portion of TRH's premiums; the loss of all or a substantial portion of the business provided by them may have an adverse effect on TRH.

        The great majority of TRH's premiums are written through brokers. In 2010, business brokered by companies controlled by Aon and Marsh accounted for 26% and 19%, respectively, of total gross premiums written. In addition, business brokered by TRH's 10 largest brokerage sources of business accounted for 65% of total gross premiums written in 2010. These brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with TRH. The loss of all or a substantial portion of the business provided by TRH's brokers could have a material adverse effect on TRH.

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

        Disruption and volatility in the global capital and credit markets and in the overall economy affects TRH's business in a number of ways, including the following:

  •
  disruption in the capital and credit markets may increase claims activity in TRH's reinsurance lines, such as D&O, E&O, credit and, to a limited extent, mortgage guaranty business
  •
  significant fluctuations in the fixed maturities, asset-backed securities and equities markets could reduce TRH's investment returns and the fair value of its investment portfolio
  •
  volatility in the capital and credit markets makes it more difficult to access those markets, if necessary, to maintain or improve TRH's financial strength and credit ratings or to generate liquidity
  •
  disruption in the overall economy may reduce demand for insurance and reinsurance products
  •
  increases in inflation could result in higher losses on reinsurance contracts, particularly in longer tailed lines of business, increased operating costs and decrease the fair value of TRH's investment portfolio

        It is difficult to predict when and how long these conditions will exist and how TRH's markets, business and investments will be adversely affected. Accordingly, these conditions could have a material adverse effect on TRH's consolidated financial condition or results of operations in future periods.

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

        Traditionally, regulatory and legislative changes affecting the insurance and reinsurance industries, as well as the financial services industry as a whole, are conducted in an organized and structured manner encompassing the issuance of draft legislation or regulations and a significant period for review, evaluation and comment by the industry and markets. As a result of the displacement in the financial markets and its impact on the insurance and reinsurance industry, legislators and/or regulators may feel compelled to pass new rules in an expedited manner without the normal review periods. The passage of new regulatory rules on an expedited basis may have a material adverse impact on TRH if those rules increase the cost of doing business or restrict TRH's ability to underwrite certain lines of business and/or make certain investments without providing TRH with the normal amount of time to review the new rules, assess their impact on TRH and allow TRH to alter its business strategies or restructure in the most efficient manner. Additionally, any proposed or future legislation or insurance regulatory initiatives may be more restrictive than current regulatory requirements or may result in higher costs. (See Regulation in Item 1. Business for a discussion of regulatory developments and related risks.

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

The loss of key personnel or the inability to access TRH's facilities could adversely affect TRH's results of operations, financial condition and cash flows.

        TRH relies upon the knowledge and talent of its employees to successfully conduct business. A loss of key personnel could have a material effect on TRH's results of operations, financial condition and cash flows in future periods. TRH also relies upon access to its facilities by employees to conduct such business. The inability by employees to access TRH's facilities, if over a prolonged time period, could have a material effect on TRH's results of operations, financial condition and cash flows in future periods.

The Company is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to meet its financial and other obligations.

        The payment of dividends, interest and other obligations by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by the Company's subsidiaries is restricted by insurance regulations. For example, under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. The inability of the Company's subsidiaries to pay dividends in an amount sufficient for the Company to meet its obligations could have a material adverse effect on TRH.

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

        In addition, contracts may provide a ceding company with multiple options, such as collateralization or commutation, that would be triggered by a change in control. Collateral requirements may take the form of trust agreements or be funded by securities held or letters of credit. Upon commutation, the amount to be paid to settle the liability for gross loss reserves would typically consider a discount to the financial statement loss reserve value, reflecting the time value of money resident in the ultimate settlement of such loss reserves. TRH cannot presently predict the effects, if any, a change in control will have, including the extent to which cancellation rights would be exercised, if at all, nor the effect of a change in control on TRH's financial condition, results of operations, or cash flows, but such effect could be material.

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

Volatility in the market price of the Company's common stock may make it difficult or impossible for stockholders to obtain a favorable selling price for their shares.

        Volatility in the market price of the Company's common stock may prevent stockholders from being able to sell their shares at or above the price they paid for their shares. The Company's common stock price may be volatile due to factors such as:

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

Item 1B.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
UNRESOLVED STAFF COMMENTS

        None.

Item 2.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
PROPERTIES

        TRH utilizes office space in New York, where TRH's headquarters is located, and in various locations around the world, all of which are leased.

Item 3.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
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

        On May 21, 2010, the Company and its subsidiaries, TRC and TRZ (collectively, the "TRH Parties"), filed a demand for arbitration, with the American Arbitration Association, against AIG, AIG Securities Lending Corp. and AIG Securities Lending (Ireland) Ltd. (collectively, "AIG Securities Lending") for losses in excess of $350 million suffered by TRH arising from its participation in a securities lending program administered and managed by AIG Securities Lending during the period that TRH was controlled by AIG. The TRH Parties' participations in such securities lending program ended in the fourth quarter of 2008. While the final outcome cannot be predicted with certainty, TRH believes this arbitration, when resolved, will not have a material adverse effect on TRH's results of operations, financial position or cash flows.

        On September 30, 2009, TRC initiated arbitration proceedings, with the AIDA Reinsurance and Insurance Arbitration Society, against United Guaranty Residential Insurance Company, United Guaranty Mortgage Indemnity Company, United Guaranty Credit Insurance Company and United Guaranty Residential Insurance Company of North Carolina (collectively, "UGC"), each a subsidiary of the AIG Group. The arbitration proceedings involve certain contracts related to subprime mortgages and credit default insurance pursuant to which UGC purchased reinsurance from TRC (the "Disputed Contracts"). TRC seeks in the proceedings, among other things, to rescind the Disputed Contracts. While the final outcome cannot be predicted with certainty, TRH believes these arbitration proceedings, when resolved, will not have a material adverse effect on TRH's consolidated results of operations, financial position or cash flows.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
EXECUTIVE OFFICERS OF THE REGISTRANT

        The table below sets forth the names, positions and ages of the persons who are the executive officers of the Company as of February 22, 2011.

Name	Position	Age	Served as Officer Since
Robert F. Orlich	President and Chief Executive Officer and Director	63	1990	(1)
Kenneth Apfel	Executive Vice President and Chief Actuary	52	2004	(2)
Paul A. Bonny	Executive Vice President, President International Operations	54	1994
Michael C. Sapnar	Executive Vice President and Chief Underwriting Officer, Domestic Operations	44	2005	(3)
Steven S. Skalicky	Executive Vice President and Chief Financial Officer	62	1995
Javier E. Vijil	Executive Vice President, President Latin American and Caribbean Division	57	1996
Gary A. Schwartz	Senior Vice President and General Counsel	50	1999	(4)
Amy M. Cinquegrana	Corporate Secretary	36	2009	(5)

(1)
Prior to April 1990, Mr. Orlich was a director or an officer of TRC and Putnam, but not of the Company.
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
(5)
Ms. Cinquegrana was elected Corporate Secretary of the Company in March 2009. For more than three years prior to joining the Company in February 2009, Ms. Cinquegrana served as an officer, and most recently as Secretary, of certain AIG Group companies.

PART II

Item 5.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table sets forth the high and low sales prices and the dividends declared per share of Transatlantic Holdings, Inc. (the "Company") Common Stock ("TRH shares") on the New York Stock Exchange Composite Tape for each of the four quarters of 2010 and 2009:

	2010			2009
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$54.25	$46.67	$0.20	$40.52	$26.16	$0.19
Second Quarter	53.39	44.08	0.21	46.83	34.92	0.20
Third Quarter	51.50	46.05	0.21	51.36	41.48	0.20
Fourth Quarter	54.08	49.68	0.21	56.42	49.01	0.20

        The Company paid each dividend in the quarter following the quarter of declaration.

        The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors (the "Board") and will depend upon many factors, including the Company's consolidated earnings, financial condition and business needs, capital and surplus requirements of the Company's operating subsidiaries, regulatory considerations and other factors. See Note 15 of Notes to Consolidated Financial Statements for restrictions on the Company's operating subsidiaries' ability to pay dividends.

        As of January 31, 2011, the approximate number of holders of TRH shares, including those whose TRH shares are held in nominee name, was 30,000.

        In December 2009, the Board authorized the purchase of up to $200 million of TRH shares from time to time in the open market or via negotiated transactions through December 31, 2011 (the "December 2009 Authorization"). In October 2010, the Board approved a new share repurchase program, which authorizes the Company to repurchase up to $200 million of the Company's outstanding common shares from time to time in the open market or via negotiated transactions through December 31, 2012 (the "October 2010 Authorization"). The October 2010 Authorization superceded the December 2009 Authorization. In the fourth quarter of 2010, the Company repurchased 1,055,000 shares of its common stock as detailed below:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the October 2010 Authorization	Dollar Amount Still Available Under the October 2010 Authorization at End of Month (in thousands)
October 2010	—	$—	—	$200,000
November 2010	815,000	51.79	815,000	157,788
December 2010	240,000	51.61	240,000	145,402

Total	1,055,000	51.75	1,055,000	145,402

(1)
Does not include 120,066 shares relating to options exercised in the fourth quarter of 2010 that were attested to in satisfaction of the exercise price by holders of the Company's employee or director stock options.

Performance Graph

        The following Performance Graph compares the cumulative total return to stockholders on TRH shares for a five-year period (December 31, 2005 to December 31, 2010) with the cumulative total return of the S&P 500 stock index (the "S&P 500 Index"), a new peer group of companies (the "New Peer Group") and the new peer group of companies used in the 2009 Annual Report on Form 10-K (the "Old Peer Group"). Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

        The Old Peer Group consists of sixteen reinsurance companies to which TRH compared its business and operations: Arch Capital Group Ltd., Axis Capital Holdings Ltd., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., IPC Holdings, Ltd. (through September 4, 2009, when it was acquired by Validus Holdings, Ltd.), Max Capital Group Ltd. (through May 12, 2010, when it merged with Harbor Point Ltd. to form Alterra Capital Holdings Ltd.), Montpelier Re Holdings Ltd., Odyssey Re Holdings Corp. (through October 28, 2009, when it was acquired by Fairfax Financial Holdings Limited), Partner Re Ltd., Platinum Underwriters Holdings, Ltd., PXRE Group Ltd. (through August 6, 2007, when it was acquired by Argo Group International Holdings, Ltd.), RenaissanceRe Holdings Ltd., SCOR S.E., SCOR Holding (Switzerland) (formerly known as Converium Holding AG, through June 27, 2008 when it was delisted) and Swiss Reinsurance Company Ltd. and Validus Holdings Ltd. (starting on September 8, 2009). The performance of IPC Holdings, Ltd., Max Capital Group Ltd., Odyssey Re Holdings Corp., PXRE Group Ltd. and SCOR Holding (Switzerland) are included for a shorter period since they were not public companies for the entire five-year performance period. The New Peer Group consists of the Old Peer Group with the addition of Alterra Capital Holdings Ltd. starting on May 13, 2010, the first trading day following its formation.

Cumulative Total Return to Stockholders
Value of $100 Invested at December 31, 2005

Comparison of Cumulative Five Year Total Return

Company/Index	Dec. 2005	Dec. 2006	Dec. 2007	Dec. 2008	Dec. 2009	Dec. 2010
Transatlantic Holdings, Inc.	$100.00	$93.20	$109.99	$61.47	$81.45	$82.04
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
New Peer Group	100.00	115.21	113.09	94.52	102.32	117.32
Old Peer Group	100.00	115.21	113.09	94.52	102.32	116.78

Item 6.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

        The Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data and ratios)
Statement of Operations Data:
Net premiums written	$3,881,693	$3,986,101	$4,108,092	$3,952,899	$3,633,440

Net premiums earned	$3,858,620	$4,039,082	$4,067,389	$3,902,669	$3,604,094
Net losses and loss adjustment expenses incurred	(2,681,774)	(2,679,171)	(2,907,227)	(2,638,033)	(2,462,666)
Net commissions	(932,820)	(927,918)	(980,626)	(980,121)	(903,666)
Increase (decrease) in deferred policy acquisition costs	2,898	(12,406)	6,956	16,901	13,471
Other underwriting expenses	(177,624)	(158,181)	(131,555)	(115,760)	(102,339)

Underwriting profit(1)	69,300	261,406	54,937	185,656	148,894
Net investment income	473,547	467,402	440,451	469,772	434,540
Realized net capital gains (losses)(2)	30,101	(70,641)	(435,541)	9,389	10,862
(Loss) gain on early extinguishment of debt	(115)	9,869	10,250	—	—
Interest on senior notes	(68,272)	(43,454)	(43,359)	(43,421)	(43,405)
Other expenses, net	(31,773)	(28,549)	(23,515)	(25,644)	(10,983)

Income before income taxes	472,788	596,033	3,223	595,752	539,908
Income (taxes) benefits	(70,587)	(118,371)	99,031	(108,611)	(111,756)

Net income	$402,201	$477,662	$102,254	$487,141	$428,152

Per Common Share:
Net income:
Basic	$6.28	$7.20	$1.54	$7.37	$6.49
Diluted	6.19	7.15	1.53	7.31	6.46
Cash dividends declared	0.83	0.79	0.73	0.62	0.53
Share Data:
Weighted average common shares outstanding:
Basic	64,092	66,381	66,270	66,124	65,955
Diluted	64,930	66,802	66,722	66,654	66,266
Ratios:(3)
Loss ratio	69.5%	66.3%	71.5%	67.6%	68.3%

Commission ratio	24.1	23.3	23.9	24.7	24.7
Other underwriting expense ratio	4.6	3.9	3.2	2.9	2.9

Underwriting expense ratio	28.7	27.2	27.1	27.6	27.6

Combined ratio	98.2%	93.5%	98.6%	95.2%	95.9%

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Balance Sheet Data:
Total investments	$12,972,739	$12,315,395	$10,229,557	$12,500,540	$11,130,832
Cash and cash equivalents	284,491	195,723	288,920	255,432	205,264
Total assets	15,705,354	14,943,659	13,376,938	15,484,327	14,268,464
Unpaid losses and loss adjustment expenses	9,020,610	8,609,105	8,124,482	7,926,261	7,467,949
Unearned premiums	1,212,535	1,187,526	1,220,133	1,226,647	1,144,022
Senior notes	1,030,511	1,033,087	722,243	746,930	746,633
Total stockholders' equity	4,284,459	4,034,380	3,198,220	3,349,042	2,958,270
Book value per common share(4)	$68.83	$60.77	$48.19	$50.56	$44.80

(1)
Includes pre-tax net catastrophe (costs) of ($202) million in 2010, $6 million in 2009, ($170) million in 2008, ($55) million in 2007 and ($29) million in 2006.
(2)
Includes OTTI write-downs charged to earnings of ($8) million in 2010, ($83) million in 2009, ($318) million in 2008, ($27) million in 2007 and ($1) million in 2006.
(3)
The loss ratio represents the absolute value of net losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. The underwriting expense ratio represents the sum of the commission ratio and the other underwriting expense ratio. The commission ratio represents the absolute value of the sum of net commission and the (decrease) increase in deferred policy acquisition costs expressed as a percentage of net premiums earned. The other underwriting expense ratio represents the absolute value of other underwriting expenses expressed as a percentage of net premiums earned. The combined ratio represents the sum of the loss ratio and the underwriting expense ratio.
(4)
Book value per common share is stockholders' equity divided by common shares outstanding.

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

Financial Statements

        The following discussion refers to the consolidated financial statements of TRH as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Notes 12, 14 and 16 of Notes to Consolidated Financial Statements.)

Executive Overview

        The operations of the Company are conducted principally by its three major operating subsidiaries—Transatlantic Reinsurance Company® ("TRC"), Trans Re Zurich Reinsurance Company Ltd. ("TRZ") and Putnam Reinsurance Company ("Putnam")—and are managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis—structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        In 2010, casualty lines comprised 71% of TRH's net premiums written, while property lines totaled 29%. In addition, treaty reinsurance totaled 97% of net premiums written, with the balance representing facultative accounts. Business written by international operations represented 50% of net premiums written in 2010. (See Operational Review for year to year comparisons of such measures.)

        TRH's major sources of revenues are net premiums earned for reinsurance risks undertaken and income from investments. The great majority of TRH's investments are in held to maturity and available for sale fixed maturities. In general, premiums are received significantly in advance of related claims payments.

  Secondary Public Offering of the Company's Common Stock by American International Group, Inc. ("AIG", and collectively with its subsidiaries, the "AIG Group")

        Prior to June 10, 2009 and as of December 31, 2008, AIG beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and American Home Assurance Company ("AHAC"), a wholly owned subsidiary of AIG, consummated a secondary public offering (the "June 2009 Offering") of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. On March 15, 2010, AHAC consummated another secondary public offering (the "March 2010 Offering", and collectively with the June 2009 Offering, the "Secondary Offerings") of 8.5 million issued and outstanding shares of the Company's common stock owned by AHAC. The Company repurchased two million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company's common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company's then outstanding shares. As a result of its reduced ownership percentage, the AIG Group was no longer considered a related party after March 15, 2010.

  Consolidated Results

        The following table summarizes TRH's revenues, income before income taxes and net income for the periods indicated:

	Years Ended December 31,
	2010		2009		2008
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount
	(dollars in millions)
Revenues	$4,362.2	(1.9)%	$4,445.7	8.9%	$4,082.5
Income before income taxes	472.8	(20.7)	596.0	—	3.2
Net income	402.2	(15.8)	477.7	367.1	102.3

        Revenues decreased in 2010 compared to 2009 due primarily to a decrease in net premiums earned, partially offset by realized net capital gains in 2010 compared to realized net capital losses in 2009. The decrease in net premiums earned occurred principally in the Domestic and International-Europe segments. The lines with the most significant decreases in net premiums earned were the auto liability, property, medical malpractice and ocean marine lines, partially offset by a significant increase in the other liability line. The increase in realized net capital gains (losses) in 2010 is due to a decrease in

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

other-than-temporary impairments ("OTTI") and an increase in realized net capital gains on sales and redemptions of securities, partially offset by an increase in net foreign currency transaction losses. (See Note 4(e) of Notes to Consolidated Financial Statements ("Note 4(e)") for a breakdown of realized net capital gains (losses).)

        Revenues increased in 2009 compared to 2008 due primarily to a decrease in realized net capital losses. The decrease in realized net capital losses was due principally to a decrease in OTTI and an increase in realized net capital gains (losses) on sales and redemptions of securities in 2009 as financial and credit markets stabilized and partially recovered from the turmoil at the end of 2008.

        Results for 2010 included pre-tax net catastrophe costs of $202 million principally relating to the earthquake in Chile, the earthquake in New Zealand, storms and floods in Australia and the Deepwater Horizon explosion. While there were no significant catastrophe losses for events occurring in 2009, the year 2009 included a reduction of pre-tax net catastrophe costs incurred of ($6) million relating to events occurring in prior years. Results for 2008 included pre-tax net catastrophe costs of $170 million principally arising from Hurricane Ike. Catastrophe costs include losses incurred and related reinstatement premiums, the details of which can be found in Note 10 of Notes to Consolidated Financial Statements ("Note 10"). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

        Income before income taxes and net income decreased in 2010 compared to 2009 primarily as a result of a decrease in underwriting profit and an increase in interest expense, offset in part by realized net capital gains in 2010 compared to realized net capital losses in 2009. The decrease in underwriting profit was primarily due to an increase in catastrophe costs in 2010, partially offset by an increase in favorable net loss reserve development. The net impact of increased catastrophe costs and increased favorable net loss reserve development was to decrease pre-tax underwriting profit in 2010 by $185.5 million compared to 2009. The increase in interest expense is due to the issuance of $350 million principal amount of TRH's 8.00% senior notes due in 2039 (the "2039 Notes") in November 2009. The decrease in net income between periods was mitigated by reduced tax expense in 2010 primarily related to the lower pre-tax income in 2010.

        Income before income taxes and net income increased in 2009 compared to 2008 primarily as a result of a decrease in realized net capital losses and increased underwriting profit. The increase in underwriting profit was primarily due to decreased catastrophe costs and an increase in favorable net loss reserve development in 2009. The increase in net income between periods was reduced by the significant tax expense in 2009 caused by the improved results in 2009. The net impact of decreased catastrophe costs and increased favorable net loss reserve development was to increase pre-tax underwriting profit in 2009 by $216.2 million compared to 2008.

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
AND RESULTS OF OPERATIONS (Continued)

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

        During the second half of 2008, however, the global credit and financial crisis began to significantly impact the insurance and reinsurance markets. First, many alternative reinsurance solutions (such as sidecars) were terminated or not renewed. Second, the impairment of insurance company balance sheets meant historical risk levels in many cases represented a higher than desired percentage of surplus. Third, Hurricane Ike produced one of the highest insured losses from a natural peril event despite being only a category 2 storm. These changes produced an increase in demand for traditional reinsurance from insurance companies as they could not raise capital by issuing debt, did not want to issue equity at depressed stock prices and lost the ability to access the capital markets for alternative reinsurance solutions. In addition, many reinsurers, affected by similar issues, could not maintain the levels of capacity that they had in recent years to take on risk.

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

        In the casualty lines, rates were uneven in 2009. Certain lines, like directors' and officers' liability ("D&O") of financial institutions have shown rate increases, while others have been flat or shown decreases. Results in many casualty lines had benefited from favorable accident year loss severity and frequency trends in 2009. During the January 1, 2010 renewal period, casualty insurance rates generally remained under pressure, with some modest improvements in certain lines.

        In the property lines, some catastrophe-exposed regions, particularly peak zones, saw significant rate increases in the first half of 2009, which leveled off in the second half of 2009. Overall this business remained at acceptable rate levels through the January 1, 2010 renewal period, with rates in the U.S. down slightly and rates outside of the U.S. generally flat. The strengthening of insurers' balance sheets also led to higher net retentions by cedants during the January 1, 2010 renewal period.

        Market conditions were generally challenging in 2010 as a result of several trends: there was downward pressure on reinsurance rates in many lines; ceding companies increased their retentions; there was excess capital in the reinsurance marketplace; and primary insurance brokers pushed for higher ceding commissions.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        While the catastrophe events occurring in 2010, which principally affected property lines, resulted in significant losses for the industry, they did not meaningfully impact overall catastrophe reinsurance pricing trends. In addition, some rate softening was evident, with U.S. catastrophe-exposed lines coming under greater pressure than international lines. In the casualty lines, opportunities remained in certain specialty casualty lines such as D&O, which continues to show favorable loss frequency trends, medical malpractice and accident and health ("A&H"), although these lines faced increased pressure as the year progressed. Market conditions for marine and offshore energy lines showed sustained improvement following the Deepwater Horizon explosion, while rate increases leveled off in the aviation line. Primary rates for other casualty lines generally remained under pressure, although internationally they are showing some signs of improvement.

        The competitive market conditions generally continued into the January 1, 2011 renewal period. However, certain lines that TRH focuses on did exhibit favorable loss frequency and severity trends and maintained stable terms and conditions. In the property lines, rates decreased slightly but generally remained at acceptable levels. In the casualty lines, certain lines were acceptable while others were more competitive. Marine and offshore energy, domestic medical malpractice, certain errors and omissions liability ("E&O") niches, international A&H and U.K. motor were among the lines that were acceptable. D&O and most general casualty business were among the lines that were more competitive. With the continued competitive market conditions, TRH continued its practice of not renewing certain business that did not meet TRH's underwriting standards.

        The existence of favorable or improving market conditions in certain regions and lines of business does not necessarily translate into ultimate pricing adequacy for business written under such conditions. In addition, there can be no assurance that these favorable or improving conditions will occur or remain in effect in the future.

        Starting in mid-2007, the U.S. residential mortgage market and the global credit and financial markets experienced serious disruptions, although some improvement was evident in the latter part of 2009 and in 2010. TRH's operating results and financial condition have been adversely affected and may continue to be adversely affected by this disruption. (See Disruption in Global Credit and Financial Markets.) However, the current global credit and financial markets may present attractive opportunities for strategic acquisitions and investments, particularly given TRH's strong capital position, financial resources and reputation, which TRH may, from time to time, evaluate and pursue.

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

        TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, OTTI of investments and premium revenues, as they require management's most significant exercise of judgment on both a quantitative and qualitative basis in the

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

preparation of TRH's consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH's results of operations and financial condition would be affected, possibly materially. A discussion of these most critical accounting estimates follows:

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

        While this process is difficult and subjective for ceding companies, the inherent uncertainties of estimating loss reserves are even greater for reinsurers, due primarily to the longer-term nature of much reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which can be subject to change without notice. Nevertheless, data received from cedants is subjected to audits periodically by TRH claims and underwriting personnel, to help ensure that reported data is supported by proper documentation and conforms to contract terms, and is analyzed, as appropriate, by TRH underwriting and actuarial personnel. Such analysis often includes a detailed review of reported data to assess the underwriting results of reinsurance assumed and to explain any significant departures from expected performance. Over time, reported loss information is ultimately corroborated when such information eventually attains paid status.

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
AND RESULTS OF OPERATIONS (Continued)

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

        The methodologies that TRH employs to assess the reasonableness of loss reserve estimates include the paid loss development, incurred loss development, paid Bornhuetter-Ferguson ("B-F") and incurred B-F methods. The actuarial methods that TRH employs to determine the appropriate loss reserves for short-tail lines of business are the same as those employed for longer-tail lines. However, the judgments that are made with regard to factors such as loss trends, ELRs and loss development factors for shorter-tail lines generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made regarding longer-tailed lines of business. In contrast to the longer-tailed lines of business, reported losses for the shorter-tailed classes, such as the property lines of business (e.g., fire and homeowners multiple peril) and certain marine and energy classes, generally reach the ultimate level of incurred losses in a relatively short-period of time. Rather than having to rely on assumptions regarding ELRs and loss development factors for many accident years for a given line, these assumptions are generally only relevant for the most recent accident year or two. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter-tailed lines of business.

        The characteristics of each line of business are considered in the reserving process. TRH's major lines of business and reserve methodologies are discussed below:

  •
  Other Liability: The key components of the other liability line of business are excess casualty, D&O and E&O.

  •
  Excess Casualty: The vast majority of this class consists of domestic treaties, including pro rata and excess-of-loss contracts of general liability business. Excess casualty is dominated by umbrella business, some of which have very high attachment points. This business is generally very long-tailed and characterized by relatively low frequency and high severity type losses. Therefore, expected loss ratio methods, such as the incurred B-F method, are heavily relied upon for most years due to the lack of mature reported experience in the most recent years and

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

      the volatile nature of experience in older years. The ELRs utilized for the most recent years are based on the projected ultimate loss ratios of prior years adjusted for rate level changes, estimated loss cost trends and other quantifiable changes, as well as actuarial pricing indications.

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

  •
  Medical Malpractice: Healthcare professional, which is the most significant component of TRH's medical malpractice line of business, is reviewed by operating branch and separately for treaty and facultative contracts. Pro rata contracts are reviewed separately from excess-of-loss contracts. There is significant volume in all groupings. This class is also quite long-tailed due to the excess-of-loss nature of many of the contracts. Due to the lack of mature reported experience, B-F methods are generally utilized for the most recent underwriting years with some weight given to the loss development methods for earlier years. Because almost all of these accounts are actuarially priced, the indications from these reviews are critical to the selection of the ELRs.

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
AND RESULTS OF OPERATIONS (Continued)

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

        In the course of these detailed loss reserve reviews, which are performed by underwriting year and by line of business, a point estimate of the loss reserve need is determined. Differences between the indications arising from the various methods are analyzed to understand the drivers of these differences, so that TRH can make a selection based on the methods that are believed to be most appropriate for that line of business. Frequently, the selection is based on an average of the various indications, giving the most weight to the indications deemed most appropriate. Generally speaking, TRH is often able to give more weight to loss development indications for more mature years where credible reported losses exist, as opposed to the more current years, where the B-F method is often highly relied upon due to the lack of credible and mature reported experience. When the actuarial point estimate is compared to the carried reserve, it is recognized that there is an implicit range around the indicated point estimate whereby a carried reserve within that range may be considered reasonable. TRH reviews the appropriateness of the held reserves relative to the indicated point estimate considering many factors. These factors may include, but are not limited to, the amount and direction of any difference between the point estimate and the held reserve, any operational issues which may be difficult to actuarially quantify, various actuarial assumptions on which management may want additional input or any observations regarding optimism or conservatism which management may believe need to be considered. Thus, the carried reserves, as determined by management, may be more or less than the actuarially determined point estimate. As of December 31, 2010 and 2009, TRH's carried loss and LAE reserves, net of related reinsurance recoverable, were $8.21 billion and $7.87 billion, respectively, and were equal to the actuarial point estimate.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        TRH's annual loss reserve review for 2010 did not include the calculation of a range of loss reserve estimates. Because management does not believe it can currently assign credible probabilistic values to a range, a better understanding of the volatility of loss reserve estimates can be gained via an analysis of the sensitivity of these estimates to changes in the critical assumptions used in the loss reserve review process as opposed to creating a range during the loss reserve review process.

        An analysis of the sensitivity of the loss reserve indications to these key assumptions can be performed by measuring the effect of various changes to the assumptions utilized in the reviews. The assumptions made regarding factors considered in the sensitivity analysis, such as loss trends, ELRs and loss development factors, are generally consistent with TRH's historical experience. Loss development factors, for example, which are used to project reported paid and incurred losses to an ultimate incurred loss, are selected based on the curves fitted to the historical averages which best represent the data. ELRs are based on the ultimate loss ratios for the more mature years adjusted for changes in the rate levels and other quantifiable factors to enable the ELRs to remain consistent with historical experience. In general, it is believed that the vast majority of potential volatility in the loss reserves results from the longer-tailed lines of business. For the purpose of these sensitivity analyses, only the IBNR portion of loss reserves from these longer-tailed lines, which represent approximately 85% of the total IBNR portion of loss reserves at December 31, 2010, were included in the calculations. Additionally, only those underwriting years where it is believed reasonable for deviations from the original assumptions to occur were utilized. Generally, the last 15 years were included in the analysis. The results derived from the sensitivity analyses are roughly the same whether utilizing unpaid losses and loss adjustment expenses ("gross loss reserves") or net loss reserves.

        While noting that there exists the potential for greater variations, TRH believes utilizing 5% and 10% changes to the assumptions made for both loss development factors and ELRs provide reasonable benchmarks for a sensitivity analysis of the loss reserve estimates at December 31, 2010. For example, changing the ELRs by 5 percentage points has an impact of about $230 million (either positively or negatively) on the loss reserve estimate. While less likely for many classes of business, TRH notes that changing the ELRs by 10 percentage points has an effect of about $470 million. As previously described, another key assumption is the selection of loss development patterns. The effect of increasing the tail on the selected loss development patterns by 5% is about $380 million. Similarly, a 10% deviation would impact the reserve estimate by about $745 million. Because a downward adjustment to the loss development patterns can result in implied negative future development on reported losses for certain years, this scenario is not believed to be as likely as that of an upward deviation of this amount.

        Due to the assumptions and methodologies utilized by TRH in its reviews of longer-tailed classes of business, changes to the ELRs generally have a much greater impact on the assessment of loss reserves for the most recent few underwriting years while deviations from the loss development factors utilized in the reviews generally are more critical to the loss reserve indications for older underwriting years (i.e., 2002 and prior). Management believes that it is reasonable to simultaneously vary both of the assumptions previously discussed by 5% and 10%. The effect of varying these assumptions together by 5% is about $625 million. Increasing these assumptions by 10% simultaneously adds approximately $1.29 billion to the reserve estimates, although management considers this scenario to be significantly less likely than the 5% scenario previously discussed. TRH also notes that the classes of business for which these assumptions are most critical are medical malpractice, D&O, E&O and excess casualty.

        Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related net loss reserves arose from contracts

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including the IBNR portion, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

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

        The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An active market is one in which transactions for the asset being valued occurs with sufficient frequency and volume to provide pricing information on an ongoing basis. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly for the asset being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions. (See Note 3 of Notes to Consolidated Financial Statements ("Note 3") for the valuation techniques and inputs TRH uses to determine the fair value.)

        As of December 31, 2010, of TRH's $11.5 billion of fixed maturities available for sale, equities available for sale and other invested assets measured at fair value on a recurring basis, $11.3 billion was based on prices received from independent pricing services and $0.2 billion was based on non-binding broker quotes or internal valuation sources. Management reviewed fair values from external sources and did not make any material adjustments to fair values.

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
AND RESULTS OF OPERATIONS (Continued)

  Fair Value Hierarchy and Level 3 Assets

          Assets recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the market place used to measure the fair value. (See Note 3 for additional information about fair value measurements.)

          The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At December 31, 2010, TRH classified $230.0 million of assets measured at fair value on a recurring basis as Level 3. This represented 2.0% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

        At December 31, 2010, TRH had gross unrealized losses on all fixed maturities (including fixed maturities classified as held to maturity) and equities totaling $150 million which did not meet the criteria for OTTI charged to earnings. If TRH's determination of OTTI is materially incorrect, it could have a material adverse effect on TRH's results of operations.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        TRH's financial statements reflected estimates of gross premiums written, commissions and premium balances receivable, for which data had as yet to be reported by cedants as of December 31, 2010 and 2009, as follows:

2010

Major Class	Gross Premiums Written	Commissions	Premiums Balances Receivable
		(in thousands)
Casualty:
Other liability	$108,025	$39,656	$68,369
Accident and health	20,232	1,594	18,638
Medical malpractice	23,059	6,119	16,940
Ocean marine and aviation	42,013	4,611	37,402
Auto liability	7,325	1,522	5,803
Surety and credit	31,137	9,827	21,310
Other	17,961	4,845	13,116

Total casualty	249,752	68,174	181,578

Property:
Fire	55,952	13,009	42,943
Allied lines	10,873	2,360	8,513
Auto physical damage	4,639	1,259	3,380
Homeowners multiple peril	11,491	3,975	7,516
Other	10,082	1,996	8,086

Total property	93,037	22,599	70,438

Total	$342,789	$90,773	$252,016

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

Operational Review

  Results of Operations

        TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital gains (losses), (loss) gain on early extinguishment of debt and total revenue of TRH for the periods indicated:

	Years Ended December 31,
	2010		2009		2008
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount
	(dollars in millions)
Net premiums written	$3,881.7	(2.6)%	$3,986.1	(3.0)%	$4,108.1
Net premiums earned	3,858.6	(4.5)	4,039.1	(0.7)	4,067.4
Net investment income	473.5	1.3	467.4	6.1	440.5
Realized net capital gains (losses)	30.1	142.6	(70.6)	83.8	(435.5)
(Loss) gain on early extinguishment of debt	(0.1)	(101.2)	9.9	(3.7)	10.3
Total revenues	4,362.2	(1.9)	4,445.7	8.9	4,082.5

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Net premiums written decreased in 2010 compared to 2009 due principally to a decrease in the Domestic segment. The decrease in net premiums written reflects increased ceding company retentions and competitive market conditions which led TRH not to renew certain business that did not meet TRH's underwriting standards.

        Net premiums written decreased in 2009 compared to 2008 due in large part to changes in foreign currency exchange rates, but also reflected competitive market conditions which led TRH not to renew certain business that did not meet TRH's underwriting standards.

        In 2010 and 2009, each as compared to the respective immediately prior year, the changes in net premiums written were primarily from treaty business. In general, premium fluctuations reflect prevailing market conditions and strategic decisions by TRH's management in recent periods as discussed earlier in MD&A.

        A breakdown of total net premiums written in 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
Casualty	70.7%	71.3%	69.8%
Property	29.3	28.7	30.2

Total	100.0%	100.0%	100.0%

Treaty	96.7%	97.0%	96.8%
Facultative	3.3	3.0	3.2

Total	100.0%	100.0%	100.0%

Domestic	50.2%	51.5%	49.6%
International	49.8	48.5	50.4

Total	100.0%	100.0%	100.0%

        The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in 2010 and 2009 compared to the respective immediately prior year.

	2010	2009
Change excluding foreign exchange	(2.5)%	(0.5)%
Foreign exchange effect	(0.1)	(2.5)
Change as reported in U.S. dollars	(2.6)	(3.0)

        Domestic net premiums written decreased in 2010 by $101.5 million, or 5.0%, from 2009 to $1.95 billion. Significant decreases in Domestic net premiums written were recorded in the A&H ($28.5 million), auto liability ($25.7 million), medical malpractice ($24.3 million) and other liability ($20.2 million) lines.

        International net premiums written in 2010 totaled $1.93 billion and remained level with 2009. Significant decreases in net premiums written occurred in the Miami ($36.5 million) and Paris ($35.7 million) branches, largely offset by significant increases in TRZ ($24.5 million) and the Hong Kong ($17.3 million) and Tokyo ($13.3 million) branches. Significant decreases in International net premiums written were recorded in the ocean marine ($26.9 million) and credit ($24.9 million) lines. These decreases

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

were largely offset by significant increases in the A&H ($35.1 million) and auto liability ($22.2 million) lines. Changes in foreign currency exchange rates decreased 2010 International net premiums written by $4.6 million compared to 2009. Excluding the impact of changes in foreign currency exchange rates, International net premiums written would have increased 0.1% in 2010 compared to 2009.

        Domestic net premiums written increased in 2009 by $15.4 million, or 0.8%, from 2008 to $2.05 billion. Significant increases in Domestic net premiums written were recorded in the A&H ($38.1 million) and other liability ($21.5 million) lines. These increases were largely offset by significant decreases in the medical malpractice ($31.9 million) and auto liability ($17.5 million) lines.

        International net premiums written decreased in 2009 by $137.4 million, or 6.6%, from 2008 to $1.94 billion. The significant decreases in net premiums written occurred in the London ($103.1 million), Paris ($100.0 million) and Hong Kong ($27.3 million) branches, partially offset by significant increases in TRZ ($46.2 million) and the Toronto branch ($26.9 million). Significant decreases in International net premiums written were recorded in the property ($101.2 million), auto liability ($59.0 million), boiler and machinery ($22.0 million) and ocean marine ($20.7 million) lines. These decreases were partially offset by significant increases in the A&H ($63.9 million) and other liability ($18.8 million) lines. Of the $137.4 million decrease in international net premiums written, $98.5 million was due to changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, International net premiums written would have decreased 1.9% in 2009 compared to 2008.

        Generally, reasons for changes in gross premiums written between years are similar to those for net premiums written, except for changes in ceded premiums, including premiums assumed from a subsidiary of AIG that, by prearrangement, were ceded in an equal amount to other subsidiaries of AIG. See Note 16 of Notes to Consolidated Financial Statements ("Note 16"). The majority of the increase in premiums ceded in 2010 compared to 2009 is due to an increase in premiums assumed from a subsidiary of AIG that, by prearrangement with TRH, were then ceded in an equal amount to other subsidiaries of AIG. The majority of the decrease in premiums ceded in 2009 compared to 2008 is due to a decrease in premiums assumed from a subsidiary of AIG that, by prearrangement with TRH, were then ceded in an equal amount to other subsidiaries of AIG. As further discussed in Note 14 of Notes to Consolidated Financial Statements, certain business assumed by TRH from the AIG Group were related party transactions as a result of the AIG Group's ownership interest during those periods. TRH either accepted or rejected business with such companies based on its assessment of risk selection, pricing, terms and conditions, among other factors.

        As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

        Net investment income in 2010 increased compared to 2009 due largely to an increase in investment income from fixed maturities of $25.1 million, offset by decreases in investment income from equities of $3.8 million and other investment income of $12.1 million. Excluding the impact of foreign currency exchange rate changes, net investment income in 2010 would have increased by 1.5% compared to 2009. The increase in investment income from fixed maturities is due in part to the investment of net operating cash inflows in recent periods. Net investment income in 2009 increased compared to 2008 due to an increase in investment results from other invested assets of $40 million, principally related to alternative investments. Excluding the changes in foreign currency exchange rates, net investment income in 2009 would have increased 8.1% compared to 2008. Net investment income from other invested assets can display greater volatility than other classes of investments. (See Note 4(d) of Notes to Consolidated

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Financial Statements for a breakdown of the components of net investment income and the cash flow discussion under Financial Condition and Liquidity.)

        For 2010, 2009 and 2008, the pre-tax effective yields on investments were 3.7%, 4.1% and 3.8%, respectively. The pre-tax effective yield on investments represents net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash. The decrease in the pre-tax effective yield on investments for 2010 compared to 2009 is due primarily to a lower pre-tax effective yield on the fixed maturity portfolio. The increase in the pre-tax effective yield on investments for 2009 compared to 2008 is due largely to increased investment income from other invested assets and the impact of securities lending invested collateral on the yield in 2008, partially offset by the decrease in pre-tax effective yield on fixed maturities for 2009 compared to 2008. Investment returns from securities lending invested collateral served to negatively impact the yield in 2008 by 0.3%, as the net return from the invested collateral is very small in relation to the balance sheet carrying amount because investment income earned from invested collateral is reduced by interest payable to the collateral provider. (See Investment Results in Item 1. Business.)

        Realized net capital gains (losses) totaled $30.1 million, ($70.6) million and ($435.5) million in 2010, 2009 and 2008, respectively. Realized net capital gains (losses) generally result from (a) investment dispositions, which reflect TRH's investment and tax planning strategies to optimize after-tax income; (b) OTTI of investments; and (c) foreign currency transaction gains (losses). See Note 4(e) for a breakdown of realized net capital gains (losses).

        Realized net capital losses in 2010 included ($8.0) million of OTTI write-downs charged to earnings, largely related to issuer-specific credit losses on fixed maturities. OTTI decreased in 2010 compared to 2009 due in large part to improvements in the financial and credit markets. Realized net capital losses in 2009 included ($83.1) million of OTTI write-downs charged to earnings, due in large part to the depressed fair values of certain securities and issuer specific credit events in 2009. OTTI decreased in 2009 compared to 2008 as financial and credit markets stabilized and partially recovered from the turmoil at the end of 2008. Realized net capital losses in 2008 included ($99.9) million of net losses on sales and redemptions of securities and ($317.8) million of OTTI write-downs. The significant realized net capital losses from sales and redemptions of securities and OTTI write-downs in 2008 generally resulted from declines in the fair values of securities and issuer-specific credit events due to the downturn in the U.S. economy, turmoil in the financial markets and financial market illiquidity in 2008.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        OTTI write-downs by balance sheet category at the time of impairment and type of impairment recorded for the years indicated are presented in the table below:

	Severity and/or Duration	Lack of Intent to Hold to Recovery	Issuer- Specific Credit Events	Total
	(in millions)
Year Ended December 31, 2010:
Fixed maturities	$—	$—	$(6.3)	$(6.3)
Equities	(1.1)	—	—	(1.1)
Other invested assets	—	—	(0.6)	(0.6)

Total included in the statement of operations	$(1.1)	$—	$(6.9)	(8.0)

Fixed maturities—included in the statement of comprehensive income				(6.7)

Total				$(14.7)

Year Ended December 31, 2009:
Fixed maturities	$(14.7)	$(6.0)	$(19.1)	$(39.8)
Equities	(35.4)	(4.4)	(3.5)	(43.3)

Total included in the statement of operations	$(50.1)	$(10.4)	$(22.6)	(83.1)

Fixed maturities—included in the statement of comprehensive income				(13.4)

Total				$(96.5)

Year Ended December 31, 2008:
Fixed maturities	$(115.4)	$(2.4)	$(7.3)	$(125.1)
Equities	(69.2)	(3.3)	(22.5)	(95.0)
Securities lending invested collateral	(79.7)	(3.9)	(14.1)	(97.7)

Total included in the statement of operations	$(264.3)	$(9.6)	$(43.9)	$(317.8)

        In 2010, 2009 and 2008, TRH repurchased portions of its 5.75% senior notes due in 2015 (the "2015 Notes" and together with the 2039 Notes, the "Senior Notes"). There were no repurchases of the 2039 Notes in 2010 and 2009. (See Note 7 of Notes to Consolidated Financial Statements ("Note 7") for the impact of the repurchases.)

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
AND RESULTS OF OPERATIONS (Continued)

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

        The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH and each of TRH's reporting segments, for the years indicated:

	Years Ended December 31,
	2010	2009	2008
Consolidated:
Loss ratio	69.5%	66.3%	71.5%

Commission ratio	24.1	23.3	23.9
Other underwriting expense ratio	4.6	3.9	3.2

Underwriting expense ratio	28.7	27.2	27.1

Combined ratio	98.2%	93.5%	98.6%

Domestic:
Loss ratio	67.1%	66.0%	78.7%

Commission ratio	23.7	23.2	23.1
Other underwriting expense ratio	5.0	4.2	3.2

Underwriting expense ratio	28.7	27.4	26.3

Combined ratio	95.8%	93.4%	105.0%

International—Europe:
Loss ratio	75.4%	73.9%	68.9%

Commission ratio	21.5	21.9	23.2
Other underwriting expense ratio	4.0	3.4	3.0

Underwriting expense ratio	25.5	25.3	26.2

Combined ratio	100.9%	99.2%	95.1%

International—Other:
Loss ratio	63.2%	46.7%	49.8%

Commission ratio	32.6	27.6	29.6
Other underwriting expense ratio	4.5	4.1	4.0

Underwriting expense ratio	37.1	31.7	33.6

Combined ratio	100.3%	78.4%	83.4%

        The higher loss ratio for consolidated TRH in 2010 compared to 2009 is due principally to increased catastrophe costs, partially offset by increased favorable net loss reserve development. The lower loss ratio for consolidated TRH in 2009 compared to 2008 is due principally to lower catastrophe costs and increased favorable net loss reserve development. In the aggregate, catastrophe costs and net loss reserve development added (decreased) 3.9%, (0.9)% and 4.4% to (from) the consolidated TRH combined ratio in 2010, 2009 and 2008, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        2010 includes pre-tax net catastrophe costs of $202.4 million, principally relating to the earthquake in Chile, the earthquake in New Zealand, storms and flooding in Australia and the Deepwater Horizon explosion. Net catastrophe costs in the aggregate added (decreased) 5.2%, (0.1)%, 8.2% and 17.4% to the 2010 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively. (See Note 10 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums. See discussion in Catastrophe Exposure of the magnitude of TRH's catastrophe exposures.)

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

        In addition, in 2010, TRH decreased its estimates of the ultimate amounts of net losses occurring in 2009 and prior years by $57.0 million. This net favorable development was comprised of net favorable development of $216.9 million for losses occurring in 2002 to 2009, partially offset by net adverse development of $159.9 million relating to losses occurring in 2001 and prior. The detail of the $57.0 million net favorable development by line of business relating to all prior years is presented in the table below:

Line of Business	Net Loss Reserve at December 31, 2009	Year-end 2009 Net Reestimated Liability at Year-end 2010	Amount of Reestimation (Deficiency) Redundancy(1)
	(in thousands)
Other liability	$3,586,268	$3,702,923	$(116,655)
Fire	509,749	439,679	70,070
Surety and credit	275,241	220,481	54,760
Ocean marine	428,058	382,260	45,798
Fidelity	316,555	348,612	(32,057)
Other, net	2,755,954	2,720,911	35,043

Total	$7,871,825	$7,814,866	$56,959

(1)
Amount of reestimation represents the (increase) decrease in net losses and LAE incurred in 2010 relating to losses occurring in 2009 and prior years.

        Net favorable development was recorded for losses occurring in the fire, surety and credit and ocean marine lines, arising principally from losses occurring in 2005 to 2009. Significant net adverse development was recorded in 2010 in the other liability line, arising principally from losses occurring in 2002 and prior, partially offset by favorable development from losses occurring between 2003 and 2006. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, net adverse development was recorded in 2010 for losses occurring in the fidelity line, arising principally from losses occurring in 2006 to 2009. (See Note 10 for amounts included in net favorable development that relate to catastrophe losses.)

        The favorable development in 2005 through 2009 results generally from favorable loss trends. The net adverse development arising from losses occurring in 2001 and prior generally relates to various excess casualty lines such as general liability and excess umbrella liability which were impacted by late reported excess claims.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for such volatile classes as medical malpractice, D&O, E&O and general casualty. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss trend factor for this business such as jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependent upon the claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices can be subject to change without notice.

        Based on information presently available, TRH's current loss reserves represent management's best estimate of ultimate losses, but there can be no assurance that TRH's loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of December 31, 2010 and thus, have a material adverse effect on future net income, financial condition and cash flows.

        For 2010 compared to 2009, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses as discussed in Note 10.

        While there were no significant net catastrophe costs for events occurring during 2009, 2009 includes estimated net catastrophe costs incurred of ($5.6) million relating to events occurring in prior years. Net catastrophe costs in the aggregate (decreased) added (0.1)%, 0.0%, (0.4)% and (0.1)% to the 2009 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.

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
AND RESULTS OF OPERATIONS (Continued)

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

        In addition, in 2008, TRH decreased its estimates of the ultimate amounts of net losses occurring in 2007 and prior years by $0.5 million. This net favorable development was comprised of net favorable development of $209.7 million for losses occurring in 2003 to 2007, offset by net adverse development of $209.2 million, relating to losses occurring in 2002 and prior. The detail of the $0.5 million net favorable development by line of business relating to all prior years is presented in the table below:

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
AND RESULTS OF OPERATIONS (Continued)

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

        The underwriting expense ratio for consolidated TRH in 2010 increased 1.5% compared to 2009 due to increases of 0.8% in the commission ratio and of 0.7% in the other underwriting expense ratio. The increase in the commission ratio occurred in International-Other and Domestic. The increase in the other underwriting expense ratio in 2010 compared to 2009 is related largely to increased employee compensation and benefits expenses, including stock compensation. The underwriting expense ratio for consolidated TRH in 2009 remained level with 2008 as an increase of 0.7% in the other underwriting expense ratio was offset by a decrease of 0.6% in the commission ratio. The increase in the other underwriting expense ratio in 2009 compared to 2008 is related largely to additional compensation costs associated with improved results in 2009 compared to 2008 and expenses incurred related to an employee retention plan (the "Retention Plan") covering a significant number of its employees, including its senior-most management. The decrease in the commission ratio occurred in the International-Europe and International-Other segments.

        On October 3, 2008, TRH adopted the Retention Plan covering a significant number of its employees, including its senior-most management. Salary expense incurred related to the Retention Plan totaled nil in 2010, $20 million in 2009 and $8 million in 2008. (See Note 19 of Notes to Consolidated Financial Statements.)

        Deferred policy acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Policy acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

        In November 2009, the Company issued $350 million principal amount of the 2039 Notes, all of which remains outstanding as of December 31, 2010. $692 million and $695 million principal amount of the 2015

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Notes were outstanding at December 31, 2010 and 2009, respectively. Interest expense incurred and interest paid in connection with the Senior Notes is shown below:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Interest expense incurred	$68,272	$43,454	$43,359
Interest paid	68,439	40,394	43,113

        The increased interest expense incurred and paid in 2010 compared to 2009 is due principally to the 2039 Notes.

        General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. ("PRMS") are the primary components of "other expenses, net" on the Consolidated Statement of Operations. PRMS, a wholly owned subsidiary of the Company, is an insurance program manager specializing in professional liability insurance services.

        Income before income taxes was $472.8 million in 2010, $596.0 million in 2009 and $3.2 million in 2008. The decrease in income before income taxes in 2010 compared to 2009 principally resulted from a decrease in underwriting profit, partially offset by realized net capital gains in 2010 compared to realized net capital losses in 2009. The decrease in underwriting profit is due principally to increased catastrophe costs, partially offset by increased favorable net loss reserve development. The net impact of increased catastrophe costs and increased favorable net loss reserve development was to decrease pre-tax underwriting profit in 2010 by $185.5 million compared to 2009.

        The increase in income before income taxes in 2009 compared to 2008 resulted from a decrease in realized net capital losses and an increase in underwriting profit. The increase in underwriting profit is due to a decrease in catastrophe costs and an increase in favorable net loss reserve development in 2009. The net impact of decreased catastrophe costs and increased favorable net loss reserve development was to increase pre-tax underwriting profit in 2009 by $216.2 million compared to 2008.

        Federal and foreign income tax expense (benefit) of $70.6 million, $118.4 million and ($99.0) million were recorded in 2010, 2009 and 2008, respectively. The 2008 tax benefit, which exceeds income before income taxes in 2008, resulted from the tax benefit generated by the significant amount of realized net capital losses occurring during the year, including the tax benefit on $100.3 million of tax capital loss carrybacks to prior years, in addition to the customary tax benefits associated with tax-exempt interest and the dividends received deduction.

        Income tax expense in 2010 includes $5.5 million of deferred tax benefits from minimum tax credit carryforwards. Income tax expense in 2009 includes $56.7 million of deferred tax benefits from minimum tax credit carryforwards. In 2008, TRH reversed $15.0 million of previously recorded deferred tax benefits from minimum tax credit carryforwards.

        The effective tax rates, which represent the sum of current and deferred income taxes (benefits) divided by income before income taxes, were 14.9% in 2010, 19.9% in 2009 and (3,073.0%) in 2008. The decrease in effective tax rates in 2010 compared to 2009 was due in part to tax exempt income representing a larger percentage of pretax income in 2010 compared to 2009, largely as a result of significant net catastrophe costs in 2010, and a tax benefit of $8.4 million (net of interest on taxes) related to the resolution of certain prior year tax matters. The difference in effective tax rates in 2009 compared to 2008 was due to tax exempt income representing a smaller percentage of pretax income in 2009 compared to

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2008. Net catastrophe costs and realized net capital losses significantly reduced pretax income in 2008. (See Note 5 of Notes to Consolidated Financial Statements.)

        TRH recognized income tax (benefits) expenses of ($70.9) million, $2.0 million and ($59.4) million relating to catastrophe costs occurring in 2010, 2009 and 2008, respectively.

        Net income and net income per common share on a diluted basis are summarized below for the years indicated:

	Years Ended December 31,
	2010		2009		2008
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net income	$402.2	$6.19	$477.7	$7.15	$102.3	$1.53

  Non-GAAP Measures

        The performance of TRH is commonly assessed by analysts and others based on performance measures which are not defined under GAAP. Those measures include net operating income ("NOI"), NOI per Common Share (diluted) and operating return on equity ("Operating ROE"). NOI is defined as GAAP net income excluding realized net capital gains (losses) and the (loss) gain on early extinguishment of debt, net of taxes. NOI Per Common Share (diluted) represents NOI divided by average common shares outstanding on a diluted basis. Operating ROE is defined as NOI divided by the average of beginning and ending stockholders' equity. In addition, GAAP return on equity ("GAAP ROE") is defined as GAAP net income divided by the average of beginning and ending stockholders' equity. TRH uses these measures in analyzing its performance as these measures focus on the core fundamentals of TRH's operations. While TRH considers realized capital gains (losses) and the (loss) gain on early extinguishment of debt as integral parts of its business and results, such items are not indicative of the core fundamentals of TRH's operations. TRH believes these measures are of interest to the investment community because they provide additional meaningful methods of evaluating certain aspects of TRH's operating performance from period to period on bases that are not otherwise apparent under GAAP. These non-GAAP measures, namely, NOI, NOI Per Common Share (diluted) and Operating ROE should not be viewed as substitutes for GAAP net income, GAAP net income per common share on a diluted basis and GAAP ROE, respectively. Reconciliations of NOI, NOI Per Common Share (diluted) and Operating ROE to GAAP net

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

income, GAAP net income per common share on a diluted basis and GAAP ROE, respectively, the most directly comparable GAAP measures, are included below:

	Years Ended December 31,
	2010		2009		2008
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net income	$402.2	$6.19	$477.7	$7.15	$102.3	$1.53
Realized net capital (gains) losses, net of tax(1)	(19.6)	(0.30)	45.9	0.69	283.1	4.25
Loss (gain) on early extinguishment of debt, net of tax(1)	0.1	0.00	(6.4)	(0.10)	(6.7)	(0.10)

Net operating income	$382.7	$5.89	$517.2	$7.74	$378.7	$5.68

	Years Ended December 31,
	2010	2009	2008
GAAP return on equity	9.7%	13.2%	3.1%
Realized net capital (gains) losses, net of tax(1)	(0.5)	1.3	8.7
Loss (gain) on early extinguishment of debt, net of tax(1)	0.0	(0.2)	(0.2)

Operating return on equity	9.2%	14.3%	11.6%

(1)
Assumes a 35% tax rate.

        The decreases in NOI, NOI per Common Share (diluted) and Operating ROE in 2010 compared to 2009 is due largely to an increase in catastrophe costs in 2010. The increase in NOI, NOI per Common Share (diluted) and Operating ROE in 2009 compared to 2008 is due largely to a decrease in catastrophe costs in 2009.

  Segment Results

  (a)    Domestic:

        2010 compared to 2009—Revenues increased slightly in 2010 due principally to realized net capital gains in 2010 compared to realized net capital losses in 2009, largely offset by a decrease in net premiums earned. The increase in realized net capital gains (losses) is due in part to a reduction in OTTI in 2010. The decrease in net premiums earned occurred principally in the medical malpractice, auto liability, A&H and property lines, partially offset by an increase in the other liability line.

        Income before income taxes increased due principally to realized net capital gains in 2010 compared to realized net capital losses in 2009, partially offset by a decrease in underwriting profit and an increase in interest expense on the Senior Notes. The decrease in underwriting profit reflects increases in the expense ratio and the loss ratio. The increase in interest expense is due to increased interest expense on the 2039 Notes in 2010. Interest expense on the 2039 Notes was minimal in 2009.

        Net catastrophe costs in 2010 and 2009 were insignificant.

        Assets increased by $337 million in 2010 due principally to a $356 million increase in investments. The increase in investments is due largely to an increase of $753 million in fixed maturities available for sale,

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

partially offset by a decrease of $456 million in short-term investments. The increase in fixed maturities available for sale and the decrease in short-term investments are due in part to the reallocation of some short-term investments to fixed maturities. The increase in fixed maturities is also due in part to the investment of net operating cash inflows. The decrease in short-term investments is also due in part to the use of some proceeds from the sales or redemptions of short-term investments to repurchase shares of the Company's common stock pursuant to the Company's share repurchase program in 2010.

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

  (b)    International-Europe (London and Paris branches and TRZ):

        2010 compared to 2009—Revenues decreased due to decreases in net premiums earned. Revenues decreased in the London and Paris branches, partially offset by an increase in TRZ. The decrease in net premiums earned occurred principally in the property, ocean marine, boiler and machinery and credit lines, partially offset by significant increases in the A&H and other liability lines. Income before income taxes decreased largely due to a decrease in underwriting profit (loss). The decrease in underwriting profit (loss) reflects an increase in catastrophe costs, partially offset by a lower combined ratio excluding catastrophe costs.

        2010 includes net catastrophe costs of $112.3 million, principally related to the earthquake in Chile, the earthquake in New Zealand, storms and flooding in Australia and the Deepwater Horizon explosion. Net catastrophe costs in 2009 were insignificant.

        In addition, net premiums written decreased in 2010, due largely to changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written, which decreased net premiums written by $34.2 million in 2010 as compared to 2009.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Assets increased by $181 million in 2010 due principally to a $145 million increase in investments. The increase in investments is due principally to a $443 million increase in fixed maturities available for sale, partially offset by a decrease of $293 million in short term-investments. The increase in fixed maturities available for sale and the decrease in short-term investments are due in part to the reallocation of some short-term investments to fixed maturities. The increase in fixed maturities is also due in part to the investment of net operating cash inflows.

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

  (c) International-Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong and Tokyo branches):

        2010 compared to 2009—Revenues decreased in 2010 due largely to a decrease in net premiums earned and an increase in realized net capital losses. Revenues decreased in the Miami and Hong Kong branches, partially offset by increases in the Toronto and Tokyo branches. The decrease in net premiums earned occurred principally in the auto liability line, partially offset by a significant increase in the property line. Income before income taxes decreased due principally to a decrease in underwriting profit. The decrease in underwriting profit reflects increased catastrophe costs and an increase in the commission ratio.

        2010 includes net catastrophe costs of $91.5 million, principally related to the earthquake in Chile and hailstorms in Canada. Net catastrophe costs in 2009 were insignificant.

        In addition, while net premiums written were level in 2010 compared to 2009, changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written increased net premiums written by $29.6 million in 2010 as compared to 2009.

        Assets increased by $243 million in 2010 due principally to a $157 million increase in investments and a $51 million increase in reinsurance recoverable on paid and unpaid losses and LAE. The increase in investments is due principally to a $172 million increase in fixed maturities. The increase in reinsurance

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

recoverable on paid and unpaid losses and LAE is due in part to increases in reinsurance recoverables relating to catastrophe events occurring in 2010.

        2009 compared to 2008—Revenues increased in 2009 due largely to an increase in net premiums written, net of the change in unearned premiums and a decrease in realized net capital losses. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written lessened the increase in net premiums written by $19.8 million in 2009 compared to 2008. The increase in net premiums earned occurred principally in the surety line along with relatively smaller increases spread across several lines. Significant increases in revenues occurred in the Tokyo and Toronto branches. Income before income taxes increased in 2009 due to an increase in underwriting profit and a decrease in realized net capital losses. The increase in underwriting profit generally reflects a lower loss ratio and a lower commission ratio.

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

Financial Condition and Liquidity

        As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The Company's liabilities consist primarily of the Senior Notes and related interest payable. The Company's cash inflows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. (See Note 15 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment and Schedule II—Condensed Financial Information of Registrant As of December 31, 2010 and 2009 and For the Years Ended December 31, 2010, 2009 and 2008 for the condensed financial statements of the Company.) In 2009, cash inflows also included the proceeds from the issuance of the 2039 Notes. TRH considers TRC's ability to pay dividends to the Company to be adequate for the Company's liquidity needs through the end of 2011 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In 2010, 2009 and 2008, the Company received cash dividends, primarily from TRC, of $231.5 million, $121.5 million and $103.5 million, respectively. Based on statutory surplus of $4.30 billion as of December 31, 2010, TRC would be able to pay dividends of approximately $430 million without regulatory approval by December 31, 2011. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses. The Company also uses cash to repurchase portions of the Senior Notes or its common shares when TRH believes it is advantageous to do so.

        Sources of funds for the operating subsidiaries consisted primarily of premiums, reinsurance recoveries, investment income and proceeds from sales, redemptions and the maturing of investments. Funds are applied by the operating subsidiaries primarily to the purchase of investments and the payments of claims, commissions, ceded reinsurance premiums, operating expenses, income taxes and, in 2008 only, securities lending payables. Premiums are generally received substantially in advance of related claims payments. Cash and cash equivalents are maintained for the payment of claims and expenses as they become due. TRH does not anticipate any material capital expenditures in the foreseeable future.

        While the expected payout pattern of liabilities (see the contractual obligations table later in this section) is considered in the investment management process, it is not the only factor considered as TRH

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

has historically funded its claims payments from current operating cash flows. As a result of such funding history, as of December 31, 2010 TRH did not maintain a credit facility. TRH's primary investment goal is to optimize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of significant acceleration of paid losses beyond TRH's ability to fund such cash needs.

        At December 31, 2010, total investments were $12.97 billion compared to $12.32 billion at December 31, 2009, an increase of $657.3 million. The increase in investments reflects $685 million of net purchases of investments and a $43 million increase in net unrealized appreciation of investments excluding the impact of a correction. (See Note 2 of Notes to Consolidated Financial Statements ("Note 2").) In addition, the impact on the carrying value of investments of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated decreased total investments as of 2010 compared to 2009 by approximately $55 million.

        The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,189,801	9.2%	$1,214,238	9.8%

Available for sale (at fair value):
U.S. Government and government agencies	890,225	6.8	528,808	4.3
States, municipalities and political subdivisions	4,841,639	37.3	5,668,828	46.0
Foreign government	801,308	6.2	553,541	4.5
Corporate	3,695,352	28.5	2,317,041	18.8
Asset-backed:
RMBS	244,540	1.9	258,445	2.1
CMBS	249,991	1.9	93,191	0.8
Other asset-backed	99,281	0.8	34,918	0.3

Total available for sale	10,822,336	83.4	9,454,772	76.8

Total fixed maturities	12,012,137	92.6	10,669,010	86.6

Equities available for sale	564,530	4.4	506,612	4.1
Other invested assets	275,977	2.1	256,437	2.1
Short-term investments	120,095	0.9	883,336	7.2

Total investments	$12,972,739	100.0%	$12,315,395	100.0%

        Short-term investments decreased significantly in 2010 compared to 2009. The decrease in short-term investments is due in part to a reallocation to fixed maturities as well as the use of some proceeds from the sales or redemptions of short-term investments to repurchase 4.3 million shares of the Company's common stock at an aggregate cost of $219.7 million pursuant to the Company's share repurchase program in 2010.

        TRH's fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities. Approximately 56.4% and 45.3% of the non-asset-backed fixed

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

maturities will mature in less than 10 years as of December 31, 2010 and 2009, respectively. By their nature, asset-backed fixed maturities do not generally have single maturity dates. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to optimize after-tax income. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity. The average duration of TRH's entire fixed income portfolio was 3.6 years as of December 31, 2010 and 3.7 years as of December 31, 2009.

        The decrease in the percentage of TRH's investment portfolio in state, municipality and political subdivision fixed maturities available for sale as of December 31, 2010 compared to December 31, 2009 is due to multiple factors including: opportunistic sales of certain securities to manage exposures as well as the investment of new cash inflows into taxable investments to manage the asset allocation of the investment portfolio.

        The following table summarizes the ratings of fixed maturities held to maturity and available for sale (on the basis of carrying value):

	Ratings as of December 31, 2010(1)
	AAA	AA	A	BBB	Below BBB or Not- Rated(2)	Total
	(dollars in millions)
Held to maturity:
States, municipalities and political subdivisions	$348	$716	$126	$—	$—	$1,190

Available for sale:
U.S. Government and government agencies	890	—	—	—	—	890
States, municipalities and political subdivisions	1,485	2,818	458	72	9	4,842
Foreign government	480	303	18	—	—	801
Corporate	443	971	1,933	342	6	3,695
Asset-backed:
RMBS	164	19	16	—	46	245
CMBS	144	48	45	13	—	250
Other asset-backed	93	—	6	—	—	99

Total available for sale	3,699	4,159	2,476	427	61	10,822

Total fixed maturities	$4,047	$4,875	$2,602	$427	$61	$12,012

Percent of total fixed maturities	33.7%	40.6%	21.7%	3.5%	0.5%	100.0%

(1)
Principally Standard & Poor's ratings.
(2)
Consists of $4 million of BB rated securities, $32 million of CCC rated securities, $14 million of CC rated securities and $11 million of not-rated securities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Gross unrealized gains and losses and net unrealized gains (losses) on all fixed maturities and equities at December 31, 2010 and 2009 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
	(in millions)
As of December 31, 2010:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$291.0	$(145.5)	$145.5
Equities available for sale	92.5	(4.5)	88.0
As of December 31, 2009:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$401.3	$(171.3)	$230.0
Equities available for sale	67.8	(2.1)	65.7

(1)
At December 31, 2010, includes gross unrealized gains of $0.4 million and gross unrealized losses of ($22.9) million on fixed maturities rated below BBB and gross unrealized gains of $0.5 million and insignificant gross unrealized losses on fixed maturities which are not-rated. At December 31, 2009, includes no gross unrealized gains and gross unrealized losses of ($34.0) million on fixed maturities rated below BBB and gross unrealized gains of $1.0 million and gross unrealized losses of ($1.0) million on fixed maturities which are not-rated.

        As discussed in Note 2, as of December 31, 2009, net unrealized gains on fixed maturities were overstated by $80 million and net unrealized gains on equities available for sale were overstated by $18 million. Excluding the impact of the correction, net unrealized gains on all fixed maturities (including fixed maturities held to maturity and carried at amortized cost) would have decreased by $4 million and net unrealized gains on equities would have increased by $40 million in 2010. The increase in net unrealized gains on equities available for sale is generally in line with global equity markets, reflecting increases in the valuation of large cap stocks. (See Note 2 for a discussion of the correction and see Note 4 of Notes to Consolidated Financial Statements ("Note 4") for additional details about gross unrealized gains and losses on fixed maturities and equities.)

        Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established, and the impact of changes in foreign currency exchange rates.

        At December 31, 2010, gross loss reserves totaled $9.02 billion, an increase of $411.5 million, or 4.8% over 2009. The increase in gross loss reserves includes the impact of changes in foreign currency exchange rates since the end of 2009 and gross loss reserve development.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        The components of gross loss reserves as of December 31, 2010 and 2009 by major class of business, split between the case portion and the IBNR portion is presented below:

2010

	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)
Casualty:
Other liability(1)	$1,193.5	$2,955.8	$4,149.3
Accident and health	242.9	134.5	377.4
Medical malpractice	532.2	828.4	1,360.6
Ocean marine and aviation	401.6	172.1	573.7
Auto liability	256.6	214.8	471.4
Surety and credit	112.0	130.4	242.4
Other	464.8	398.4	863.2

Total casualty	3,203.6	4,834.4	8,038.0

Property:
Fire	460.1	180.0	640.1
Allied lines	70.3	108.9	179.2
Auto physical damage	22.3	31.2	53.5
Homeowners multiple peril	12.6	7.6	20.2
Other	77.2	12.4	89.6

Total property	642.5	340.1	982.6

Total	$3,846.1	$5,174.5	$9,020.6

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

        At December 31, 2010, reinsurance recoverable on gross loss reserves totaled $793.8 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of $12 million), an increase of $68.6 million, or 9.5%, from the prior year-end. The increase in reinsurance recoverable is due largely to an increase in reinsurance recoverables relating to catastrophe events occurring in 2010. Of the amount of reinsurance recoverable on paid and unpaid losses and LAE, which totaled $819.7 million as of December 31, 2010, $467.6 million represented balances that were unsecured. Of such unsecured balances, 97% was due from companies rated A- or better. (See Note 16.)

        Net loss reserves totaled $8.21 billion at December 31, 2010, an increase of $342.9 million, or 4.4%, from the prior year-end. The overall increase in net loss reserves was mitigated by the exchange rate impact of changes in certain foreign currency exchange rates against the U.S. dollar since the end of 2009 which served to decrease net loss reserves by $131.4 million. An analysis of the change in net loss reserves from year-end 2009 to year-end 2010 is included in Note 6 of Notes to Consolidated Financial Statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses totaling $212 million and $163 million at December 31, 2010 and 2009, respectively, including $71 million and $30 million at the aforementioned dates, respectively, relating to such losses occurring in 1985 and prior. As TRC, the major operating subsidiary of the Company, commenced operations in 1978, the majority of TRH's environmental and asbestos-related net loss reserves arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than as standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried for these claims, including the IBNR portion, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

        Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH's consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at December 31, 2010 are adequate.

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

        For 2010, TRH's net operating cash inflows were $1.06 billion, an increase of $109.5 million from 2009. The increase results, in large part, from net recoveries of income taxes in 2010 compared to net payments of income taxes in 2009 and increased cash received from underwriting activities, partially offset by an increase in interest paid on the Senior Notes. The total income taxes recovered in 2010 of $131.1 million consist of a $109.0 million refund of federal income taxes related to amended tax returns for

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

prior tax years and $22.1 million of refund claims related to capital loss carrybacks to certain other prior tax years. (See Note 5 of Notes to Consolidated Financial Statements.)

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

        Based on its history of consistently strong operating cash flows, the present composition of its investment portfolio (including present levels of cash, cash equivalents, short-term investments and other liquid investment classes) and consideration of its cash needs, TRH considers its liquidity to be adequate through the end of 2011 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

        TRH's stockholders' equity totaled $4.28 billion at December 31, 2010, an increase of $250.1 million from year-end 2010. The net increase consisted primarily of net income of $402.2 million and other comprehensive income ("OCI") of $84.9 million, partially offset by $219.7 million of repurchases of the Company's common stock and cash dividends declared of $52.5 million.

        The abovementioned OCI principally consisted of, net unrealized foreign currency translation gain from functional currencies, net of income taxes, ("UTA, net of tax") of $120.6 million partially offset by net unrealized depreciation of investments, net of income taxes, ("URA, net of tax") of ($36.1) million. The URA, net of tax, is composed principally of a decrease of $50.8 million in net unrealized appreciation of fixed maturities available for sale (principally due to net unrealized depreciation on states, municipalities and political subdivision and corporate fixed maturities, partially offset by net unrealized appreciation on RMBS fixed maturities), partially offset by an increase of $14.5 million in net unrealized appreciation of equities available for sale. Each of the preceding UTA, net of tax, and URA, net of tax, amounts includes the impact of a correction of the treatment of foreign currency exchange rates on the costs of investments denominated in functional currencies. The correction increased the reduction of URA, net of tax, in total by $63.7 million and increased UTA, net of tax, by the same amount with no net impact on other comprehensive income for 2010. (See Note 2 for a discussion of the correction and Note 4 for details of gross unrealized gains and losses by security type.)

        URA, net of tax, is subject to significant volatility resulting from changes in the fair value of fixed maturities available for sale, equities available for sale and other invested assets. Fair values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

        In December 2009, the Company's Board of Directors (the "Board") authorized the repurchase of up to $200 million of the Company's outstanding common shares from time to time in the open market or via privately negotiated transactions through December 31, 2011 (the "December 2009 Authorization"). In October 2010, the Board approved a new share repurchase program, which authorizes the Company to repurchase up to $200 million of the Company's outstanding common shares from time to time in the open market or via negotiated transactions through December 31, 2012 (the "October 2010 Authorization"). The October 2010 Authorization superceded the December 2009 Authorization. In 2010, the Company repurchased 4.3 million shares of its common stock at an aggregate cost of $219.7 million. Of the shares

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

purchased in 2010, two million shares were repurchased from AHAC at an aggregate cost of $105 million pursuant to a stock offering agreement in connection with the March 2010 Offering. As of December 31, 2010 there was $145.4 million remaining under the October 2010 Authorization. (See Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.)

        In November 2009, the Company issued $350 million principal amount of the 2039 Notes, all of which remains outstanding as of December 31, 2010 and 2009. In 2010 and 2009, TRH repurchased $3 million and $30 million, respectively, principal amount of the 2015 Notes. $692 million and $695 million principal amount of the 2015 Notes were outstanding at December 31, 2010 and 2009, respectively. (See Note 7 for the (losses) gains realized on the early extinguishment of the 2015 Notes.)

        As of December 31, 2010, the amounts due and the estimated period between year-end 2010 and the dates of payment, under specified contractual obligations of TRH are as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt(1)	$2,052,952	$67,790	$135,580	$827,582	$1,022,000
Operating leases	84,235	12,292	21,813	17,685	32,445
Gross loss reserves	9,020,610	1,994,039	2,592,395	1,591,606	2,842,570
Other(2)	17,189	17,189	—	—	—

Total	$11,174,986	$2,091,310	$2,749,788	$2,436,873	$3,897,015

(1)
Includes anticipated interest payments.
(2)
Represents commitments to provide funding to a non-U.S. reinsurer (see Note 18 of Notes to Consolidated Financial Statements) and to invest in limited partnerships.

        With respect to commitments and contingent liabilities, see Note 18 of Notes to Consolidated Financial Statements.

        Risk Based Capital ("RBC") standards, promulgated by the National Association of Insurance Commissioners ("NAIC"), relate an individual company's statutory policyholders' surplus to the risk inherent in its overall operations and set thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 2010 the statutory surpluses of TRC and Putnam each exceeded the level of surplus required under RBC requirements for regulatory attention.

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
AND RESULTS OF OPERATIONS (Continued)

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

        Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss ("PML"). TRH defines PML as its anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at January 1, 2011.

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

	1.0%			0.4%
	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs
	(in millions)
Florida, Wind	$636	$599	$389	$1,146	$1,061	$690
Japan, Wind	543	443	288	626	518	336
Japan, Earthquake	521	420	273	645	521	338
Europe, Wind	511	392	255	658	524	341
Northeast U.S., Wind	486	459	298	1,138	1,053	685
California, Earthquake	456	417	271	899	813	529

        "Florida, Wind" has the highest modeled after-tax net catastrophe costs arising out of events with a 1.0% probability of being exceeded and would represent 9.1% of TRH's stockholders' equity at December 31, 2010. "Florida, Wind" has the highest modeled after-tax net catastrophe costs arising out of events with a 0.4% probability of being exceeded and would represent 16.1% of TRH's stockholders' equity at December 31, 2010. If multiple severe catastrophic events occur in any one year, the potential economic cost to the company could be materially higher than any one of the amounts shown above.

        There is much uncertainty and imprecision in the compilation of these estimates at many stages in the process. Moreover, the makeup of TRH's in-force business is constantly changing as new business is added

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

        See Note 10 for catastrophe costs incurred in 2010, 2009 and 2008.

Disruption in Global Credit and Financial Markets

        In mid-2007, the U.S. residential mortgage market began to experience serious disruption due to credit quality deterioration in a significant portion of loans originated, particularly to non-prime and sub-prime borrowers; evolving changes in the regulatory environment; a residential housing market characterized by a slowing pace of transactions and declining prices; increased cost of borrowings for mortgage participants; a rising unemployment rate; increased delinquencies in non-mortgage consumer credit; and illiquid credit markets. In addition, the financial strength of certain bond insurers has been compromised to varying degrees by losses these entities experienced due in part to the coverage they provide for domestic RMBS. These conditions continued through 2008 and into 2009, expanding into the broader global credit markets and resulting in greater volatility, a steep decline in equity markets, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses in certain markets and the collapse of several prominent financial institutions. By the end of 2009 and through 2010, the disruptions to the global credit and financial markets had moderated as the markets started to stabilize or, in some cases, recover. TRH cannot predict whether current trends will continue, deteriorate or improve.

        These issues carry risk relating to certain lines of business TRH underwrites because disruption in the credit and financial markets may increase claim activity in lines such as D&O, E&O, credit, and to a limited extent mortgage guaranty business, among others. TRH also participates in the mortgage market through investments in mortgage-backed securities.

        The operating results and financial condition of TRH have been and may continue to be adversely affected by factors related to the market disruptions referred to above, among others. The duration and severity of the downward cycle could extend further if there is an increase in the severity of the economic difficulties being experienced around the world, including the U.S. Continued difficulties in the economy may have an adverse effect on TRH's operating results in the future. The impact on TRH's operations with exposure to the credit and financial markets will be somewhat dependent on future market conditions.

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

Recent Accounting Standards

        See Note 2(k) of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and their application to TRH.

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

        TRH calculated the VaR with respect to net fair values at each quarter end in 2010 and 2009. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figures) within a one-month holding period. Starting in the second quarter of 2009, TRH refined the calculations of VaR. For the values calculated starting June 30, 2009, TRH employed a variance-covariance methodology that entails modeling the linear sensitivities of all the assets and liabilities to a broad set of systematic market risk factors and idiosyncratic risk factors. Risk factor returns are assumed to be joint-normally distributed. The most recent two years of historical changes in these risk factors are utilized. Information prior to June 30, 2009 that was utilized in calculating the average, high and low values for the year ended December 31, 2009 presented below have been calculated using the historical simulation methodology. TRH does not believe that the differences between methods materially affect an evaluation of the potential impact that market risk may have on TRH. TRH expects to use the variance-covariance methodology for future period data.

        TRH's market risk analyses do not provide weight to risks relating to market issues such as liquidity and the credit-worthiness of investments.

        The following table presents the year-end, average, high and low VaRs on a diversified basis and of each component of market risk for 2010 and 2009. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2010				2009
	Year-End	Average	High	Low	Year-End	Average	High	Low
	(in millions)
Diversified	$164	$153	$170	$137	$170	$192	$276	$91
Interest rate	109	97	140	75	140	149	216	84
Equity	78	77	80	73	80	94	138	80
Currency	42	47	51	42	49	58	79	47

Item 8.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Transatlantic Holdings, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and its subsidiaries (the "Company") at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 22, 2011

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	2010	2009
	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2010—$1,240,678; 2009—$1,271,397)	$1,189,801	$1,214,238
Available for sale, at fair value (amortized cost: 2010—$10,727,717; 2009—$9,281,934)	10,822,336	9,454,772
Equities, available for sale, at fair value (cost: 2010—$476,516; 2009—$440,924)	564,530	506,612
Other invested assets	275,977	256,437
Short-term investments, at cost (approximates fair value)	120,095	883,336

Total investments	12,972,739	12,315,395
Cash and cash equivalents	284,491	195,723
Accrued investment income receivable	150,695	148,055
Premium balances receivable, net	605,094	591,300
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	819,734	747,073
Deferred policy acquisition costs	238,296	237,466
Prepaid reinsurance premiums	75,291	60,251
Deferred tax assets, net	463,808	454,483
Other assets	95,206	193,913

Total assets	$15,705,354	$14,943,659

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$9,020,610	$8,609,105
Unearned premiums	1,212,535	1,187,526
Senior notes	1,030,511	1,033,087
Other liabilities	157,239	79,561

Total liabilities	11,420,895	10,909,279

Commitments and contingent liabilities (see Note 18)
Preferred stock, $1.00 par value; shares authorized: 10,000,000; none issued	—	—
Common stock, $1.00 par value; shares authorized: 200,000,000; shares issued: 2010—67,611,341; 2009—67,431,121	67,611	67,431
Additional paid-in capital	318,064	283,036
Accumulated other comprehensive income	154,615	69,701
Retained earnings	3,988,891	3,639,200
Treasury stock, at cost: 2010—5,362,800; 2009—1,048,500 shares of common stock	(244,722)	(24,988)

Total stockholders' equity	4,284,459	4,034,380

Total liabilities and stockholders' equity	$15,705,354	$14,943,659

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands, except per share data)
Revenues:
Net premiums written	$3,881,693	$3,986,101	$4,108,092
(Increase) decrease in net unearned premiums	(23,073)	52,981	(40,703)

Net premiums earned	3,858,620	4,039,082	4,067,389

Net investment income	473,547	467,402	440,451

Realized net capital gains (losses):
Total other-than-temporary impairments	(14,685)	(96,527)	(317,790)
Less: Total other-than-temporary impairments recognized in other comprehensive income (loss)	6,713	13,445	—

Other-than-temporary impairments charged to earnings	(7,972)	(83,082)	(317,790)
Other realized net capital gains (losses)	38,073	12,441	(117,751)

Total realized net capital gains (losses)	30,101	(70,641)	(435,541)

(Loss) gain on early extinguishment of debt	(115)	9,869	10,250

Total revenues	4,362,153	4,445,712	4,082,549

Expenses:
Net losses and loss adjustment expenses	2,681,774	2,679,171	2,907,227
Net commissions	932,820	927,918	980,626
(Increase) decrease in deferred policy acquisition costs	(2,898)	12,406	(6,956)
Other underwriting expenses	177,624	158,181	131,555
Interest on senior notes	68,272	43,454	43,359
Other expenses, net	31,773	28,549	23,515

Total expenses	3,889,365	3,849,679	4,079,326

Income before income taxes	472,788	596,033	3,223

Income taxes (benefits):
Current	125,630	96,771	45,277
Deferred	(55,043)	21,600	(144,308)

Total income taxes (benefits)	70,587	118,371	(99,031)

Net income	$402,201	$477,662	$102,254

Net income per common share:
Basic	$6.28	$7.20	$1.54
Diluted	6.19	7.15	1.53
Weighted average common shares outstanding:
Basic	64,092	66,381	66,270
Diluted	64,930	66,802	66,722

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands, except per share data)
Common Stock:
Balance, beginning of year	$67,431	$67,353	$67,222
Issued under stock compensation plans	180	78	131

Balance, end of year	67,611	67,431	67,353

Additional paid-in capital:
Balance, beginning of year	283,036	268,027	249,853
Excess of proceeds (costs) over par value of common stock issued under stock compensation plans	883	1,514	(1,052)
Contributed capital	34,145	13,495	19,226

Balance, end of year	318,064	283,036	268,027

Accumulated other comprehensive income (loss):
Balance, beginning of year	69,701	(257,690)	(34,692)
Net change for year	130,638	613,783	(343,074)
Deferred income tax effect on above net change	(45,724)	(214,823)	120,076
Cumulative effect of accounting change, net of tax	—	(71,569)	—

Balance, end of year	154,615	69,701	(257,690)

Retained earnings:
Balance, beginning of year	3,639,200	3,142,449	3,088,578
Net income	402,201	477,662	102,254
Cash dividends declared (per common share: 2010—$0.83; 2009—$0.79; 2008—$0.73)	(52,510)	(52,480)	(48,383)
Cumulative effect of accounting change, net of tax	—	71,569	—

Balance, end of year	3,988,891	3,639,200	3,142,449

Treasury Stock:
Balance, beginning of year	(24,988)	(21,919)	(21,919)
Acquisition of treasury stock	(219,734)	(3,069)	—

Balance, end of year	(244,722)	(24,988)	(21,919)

Total stockholders' equity	$4,284,459	$4,034,380	$3,198,220

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$402,201	$477,662	$102,254

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in unpaid losses and loss adjustment expenses, unearned premiums and prepaid reinsurance premiums	421,474	476,003	179,086
Changes in premium and reinsurance balances receivable and payable, net	(70,568)	111,329	236,445
Change in deferred policy acquisition costs	(830)	2,144	8,471
Change in accrued investment income	(20,606)	(27,390)	28,575
Realized net capital (gains) losses from investments	(32,656)	62,156	407,455
Changes in current and deferred income taxes	83,136	48,377	(218,090)
Change in unrealized net foreign exchange losses (gains)	152,818	(187,288)	307,364
Changes in other assets and liabilities, net	31,596	(49,375)	(8,923)
Other, net	94,438	37,867	53,850

Total adjustments	658,802	473,823	994,233

Net cash provided by operating activities	1,061,003	951,485	1,096,487

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	1,186,098	1,229,268	4,346,358
Proceeds of fixed maturities available for sale redeemed or matured	947,819	600,939	619,493
Proceeds of fixed maturities held to maturity redeemed	20,000	—	25,000
Proceeds of equities available for sale sold	200,953	944,695	877,755
Purchase of fixed maturities available for sale	(3,573,780)	(2,514,442)	(5,157,138)
Purchase of equities available for sale	(199,815)	(849,162)	(899,896)
Net sale (purchase) of other invested assets	7,082	14,902	(22,265)
Net sales in securities lending invested collateral	—	—	1,329,619
Net sale (purchase) of short-term investments	725,957	(791,086)	(173,520)
Change in other liabilities for securities in course of settlement	(6,510)	40,479	(84,369)
Other, net	—	(16,456)	(10,398)

Net cash (used in) provided by investing activities	(692,196)	(1,340,863)	850,639

Cash flows from financing activities:
Net change in securities lending payable	—	—	(1,845,822)
Dividends to stockholders	(52,611)	(51,780)	(46,382)
Common stock issued	(43)	1,579	(924)
Acquisition of treasury stock	(219,734)	(3,069)	—
Repurchase of senior notes	(3,105)	(19,612)	(14,750)
Net proceeds from issuance of senior notes	—	336,929	—
Other, net	3,279	1,254	2,946

Net cash (used in) provided by financing activities	(272,214)	265,301	(1,904,932)

Effect of exchange rate changes on cash and cash equivalents	(7,825)	30,880	(8,706)

Change in cash and cash equivalents	88,768	(93,197)	33,488
Cash and cash equivalents, beginning of year	195,723	288,920	255,432

Cash and cash equivalents, end of year	$284,491	$195,723	$288,920

Supplemental cash flow information:
Income taxes recovered (paid), net	$15,529	$(108,713)	$(119,474)
Interest (paid) on senior notes	(68,439)	(40,394)	(43,113)

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands)
Net income	$402,201	$477,662	$102,254

Other comprehensive income (loss):
Net unrealized (depreciation) appreciation of investments, net of tax:
Net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken	(6,713)	(13,445)	—
Net unrealized holding gains (losses) on all other securities	4,967	635,091	(772,771)
Reclassification adjustment for (gains) losses included in net income	(53,791)	64,989	417,705
Deferred income tax benefit (charge)	19,438	(240,322)	124,273

	(36,099)	446,313	(230,793)

Change in retirement plan liability, net of tax:
Change in retirement plan liability	696	—	—
Deferred income tax charge	(244)	—	—

	452	—	—

Net unrealized currency translation gain (loss), net of tax:
Net unrealized currency translation gain (loss)	185,479	(72,852)	11,992
Deferred income tax (charge) benefit	(64,918)	25,499	(4,197)

	120,561	(47,353)	7,795

Other comprehensive income (loss)	84,914	398,960	(222,998)

Comprehensive income (loss)	$487,115	$876,622	$(120,744)

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

        Transatlantic Holdings, Inc. (the "Company", and collectively with its subsidiaries, "TRH") is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company® ("TRC"). TRC owns all of the common stock of Trans Re Zurich Reinsurance Company Ltd. ("TRZ") and Putnam Reinsurance Company ("Putnam").

        Prior to June 10, 2009 and as of December 31, 2008, American International Group, Inc. ("AIG", and collectively with its subsidiaries, the "AIG Group") beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and American Home Assurance Company ("AHAC"), a wholly owned subsidiary of AIG, consummated a secondary public offering (the "June 2009 Offering") of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. On March 15, 2010, AHAC consummated another secondary public offering (the "March 2010 Offering", and collectively with the June 2009 Offering, the "Secondary Offerings") of 8.5 million issued and outstanding shares of the Company's common stock owned by AHAC. The Company repurchased two million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company's common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company's then outstanding shares. As a result of its reduced ownership percentage, the AIG Group was no longer considered a related party after March 15, 2010. (See Note 14 for additional discussion regarding AIG's beneficial ownership of the Company.)

        TRH, through its primary operating subsidiaries TRC, TRZ and Putnam, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are other liability (including directors' and officers' liability ("D&O"), errors and omissions liability ("E&O") and general casualty), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health and surety and credit in the casualty lines, and fire, allied lines, auto physical damage and homeowners multiple peril lines in the property lines (which include property catastrophe risks). Casualty lines represented 70.7%, 71.3% and 69.8% of net premiums written in 2010, 2009 and 2008, respectively. The balance represented property lines.

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

        Subsequent events through the time of filing of this Form 10-K were evaluated for potential recognition or disclosure in the financial statements. (See Note 21.)

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All material intercompany accounts and transactions have been eliminated. Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2010 presentation.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Correction of Amortized Cost or Cost of Certain Fixed Maturities and Equities Denominated in Functional Currencies

        In the first quarter of 2010, it was determined that as of December 31, 2009 the amortized cost of fixed maturities and cost of equities available for sale that were denominated in functional currencies were incorrectly translated into the reporting currency (i.e., U.S. dollars) using historical, rather than period-end, foreign currency exchange rates. This practice, which began in the third quarter of 2009, resulted in an understatement of amortized cost or cost of such investments of $98.1 million ($80.1 million relating to fixed maturities and $18.0 million relating to equities) as of December 31, 2009. Thus, net unrealized appreciation of investments, net of tax, (a component of accumulated other comprehensive income ("AOCI") on the Balance Sheet) was overstated by $63.7 million as of December 31, 2009 with an equal and offsetting overstatement of net unrealized currency translation loss, net of tax (also a component of AOCI). The related components of other comprehensive income (loss) ("OCI") were similarly affected, with no net effect on OCI. The error discussed above had no net effect on AOCI, stockholders' equity, net income, comprehensive income or cash flows for 2009.

        As of December 31, 2010, the amortized cost of fixed maturities and cost of equities available for sale that are denominated in functional currencies were properly translated into the reporting currency using period-end foreign currency exchange rates. However, as the correction of the treatment discussed earlier occurred in 2010, both net unrealized depreciation of investments, net of tax, and net unrealized currency translation gain, net of tax, in the 2010 Statement of Comprehensive Income include $63.7 million related to this correction, with no net effect on OCI. In addition, this correction had no net impact on AOCI and stockholders' equity as of December 31, 2010 nor did it have any net impact on net income, comprehensive income or cash flows for 2010.

        This error and its related corrections did not have a material effect on 2010 or any prior period and thus prior period financial statements have not been restated.

(b) Use of Estimates

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

        TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, other-than-temporary impairments ("OTTI") of investments and premium revenues, as they require management's most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH's consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH's results of operations and financial condition would be affected, possibly materially.

(c) Investments

        Fixed maturities are classified as held to maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. When TRH does not have the positive intent to hold fixed maturities to maturity, such fixed maturities are classified as available for sale and carried at fair value. Premiums and discounts arising from the purchase of fixed maturities are treated

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

as yield adjustments over their estimated lives, until maturity or call date, if applicable. Equities are carried at fair value. See Note 3 for TRH's methodology for determining the fair value of its investments.

        Other invested assets primarily include alternative investments in which TRH holds a 5% or greater interest or where TRH has more than a minor influence over operations of the investee and TRH's 40% interest in Kuwait Reinsurance Company (K.S.C.). Such investments are accounted for on the equity method. In applying the equity method of accounting, TRH consistently uses the most recently available financial information for each of these investments for the period ended one to three months prior to the end of TRH's reporting period. The financial statements of these investees are generally audited on an annual basis. The carrying value of such investments represents TRH's share of the net asset value of these entities. The changes in such net asset values for investments carried on the equity method, other than the portion related to TRH's share of the investees' changes in AOCI, are recorded in net investment income. In each of 2010 and 2009, the fair value option was elected for one investment. These investments are carried at fair value and unrealized gains and losses on these investments are reported in earnings through net investment income.

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

(d) Cash and Cash Equivalents

        Cash and cash equivalents, which are principally interest-bearing, generally include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less.

(e) Deferred Income Taxes

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

(f) Unearned Premiums and Premium Revenues

        In recent years, premiums from treaty contracts have approximated 97% of net premiums written, while facultative contracts have approximated 3%. For pro rata treaty contracts, premiums written and earned are based on reports received from ceding companies. For excess-of-loss treaty contracts, premiums are generally recorded as written based on contract terms. Premiums are earned ratably over the term of the related coverages. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. Premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. These estimates can be subject to change when actual data for such estimated items becomes available. In the Consolidated Statements of Operations, premiums written and earned and the change in unearned premiums are presented net of reinsurance ceded.

(g) Net Investment Income

        Net investment income consists primarily of:

  •
  Interest income from fixed maturities, as well as amortization and accretion of premiums and discounts on fixed maturities
  •
  Dividend income and distributions from common and preferred stock and other investments when receivable
  •
  Earnings from investments accounted for under the equity method
  •
  Less expenses related to investments

(h) Realized Net Capital Gains and Losses

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

(i) Losses and Loss Adjustment Expenses ("LAE")

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

        While the reserving process is difficult for ceding companies, the inherent uncertainties of estimating loss reserves are even greater for reinsurers, due primarily to the longer-term nature of much reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which can be subject to change without notice. TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for classes such as medical malpractice, D&O, E&O and general casualty. Claims from such classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict.

        Losses and loss adjustment expenses net of related reinsurance recoverable ("net loss reserves") include amounts for risks relating to environmental impairment and asbestos-related illnesses. The majority of TRH's environmental and asbestos-related net loss reserves arose from contracts entered into after 1985 that were underwritten specifically as environmental or asbestos-related coverages rather than from standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. The reserves carried at December 31, 2010 and 2009 for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for environment impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things. Further, there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

(j) Currency Translation

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

(k) Recently Adopted Accounting Standards

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

  (2)
  Adoption of new accounting guidance on subsequent events (Accounting Standards Update ("ASU") 2010-09)

          In February 2010, the FASB issued an amendment to certain recognition and disclosure requirements on subsequent events. An entity that is a Securities and Exchange Commission filer is required to evaluate subsequent events through the date that the financial statements are issued. The entity is not required to disclose the date through which subsequent events have been evaluated.

          TRH adopted this guidance in the first quarter of 2010. The adoption of this guidance had no effect on TRH's consolidated financial condition, results of operations or cash flows.

  (3)
  Adoption of new accounting guidance on disclosures about fair value measurements (ASU 2010-06)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

          In January 2010, the FASB issued new accounting guidance on disclosures about fair value measurements. This guidance requires the amounts and reasons for significant transfers in and out of Levels 1 and 2 to be discussed. In addition, a greater level of disaggregation of asset and liability classes is required in fair value measurement disclosures. For fair value measurements that fall in either Level 2 or Level 3, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. TRH adopted this portion of the guidance in the first quarter of 2010. The adoption of this guidance had no effect on TRH's consolidated financial condition, results of operations or cash flows.

          In addition, for activity within Level 3, this guidance requires that purchases, sales, issuances and settlements be presented separately rather than as one net amount, as currently permitted. For TRH, these disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance is expected to have no effect on TRH's results of operations, financial condition or cash flows.

  (4)
  Adoption of new accounting guidance on the consolidation of variable interest entities ("VIE") (ASU 2009-17)

          In June 2009, the FASB issued new accounting guidance on the consolidation of VIE. This guidance makes significant changes to an enterprise's analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance adds an additional reconsideration event for determining whether an entity is a VIE, requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise's involvement in the VIE. TRH adopted this guidance in the first quarter of 2010 with its provisions applied prospectively. The adoption of this guidance did not have a material effect on TRH's consolidated financial condition, results of operations or cash flows.

  (5)
  Adoption of new accounting guidance on accounting for transfers of financial assets (ASU 2009-16)

          In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. This guidance changes financial reporting for transfers of financial assets by eliminating the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, comparability and consistency in accounting for transferred financial assets will be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Also, this guidance clarifies and improves certain prior accounting provisions that have resulted in inconsistencies in application.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  (6)
  Adoption of new accounting standard on disclosures about the credit quality of financing receivables and the allowance for credit losses (ASU 2010-20)

          In July 2010, the FASB issued new accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance requires additional disclosures to facilitate the evaluation of the nature of an entity's credit risk and the determination of and changes in the entity's allowance for credit losses. TRH adopted this guidance in the fourth quarter of 2010. The adoption of this guidance had no effect on TRH's consolidated financial condition, results of operations or cash flows.

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

3. Fair Value Measurements

(a) Fair Value Measurements on a Recurring Basis

        TRH measures at fair value on a recurring basis financial instruments included principally in its available for sale securities portfolios and certain short-term investments. The fair value of a financial instrument is the amount that would be received to sell an asset or settle a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

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

        TRH management is responsible for the determination of the value of the financial assets and the supporting methodologies and assumptions. With respect to securities, TRH employs independent third party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When TRH's valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting from brokers who are

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

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

  •
  Level 2:    Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include most government and government agency securities, state, municipal and political subdivision obligations, most investment-grade and high-yield corporate bonds, most residential mortgage-backed securities ("RMBS"), most commercial mortgage-backed securities ("CMBS"), certain other asset-backed securities and most short-term investments.

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

(d) Assets Measured at Fair Value on a Recurring Basis

        The following table presents information about assets measured at fair value on a recurring basis at December 31, 2010 and 2009 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2010
Assets(1):
Fixed maturities available for sale:
U.S. Government and government agencies	$—	$890.2	$—	$890.2
States, municipalities and political subdivisions	—	4,841.6	—	4,841.6
Foreign governments	—	800.5	0.8	801.3
Corporate	—	3,688.9	6.5	3,695.4
Asset-backed:
RMBS	—	217.8	26.7	244.5
CMBS	—	158.8	91.2	250.0
Other asset-backed	—	85.9	13.4	99.3

Total fixed maturities available for sale	—	10,683.7	138.6	10,822.3
Equities available for sale	559.5	—	5.0	564.5
Other invested assets(2)	—	—	86.4	86.4
Short-term investments(3)	—	120.2	—	120.2

Total	$559.5	$10,803.9	$230.0	$11,593.4

As of December 31, 2009
Assets(1):
Fixed maturities available for sale:
U.S. Government and government agencies	$—	$528.8	$—	$528.8
States, municipalities and political subdivisions	—	5,668.8	—	5,668.8
Foreign governments	—	552.1	1.4	553.5
Corporate	—	2,317.1	—	2,317.1
Asset-backed:
RMBS	—	239.9	18.6	258.5
CMBS	—	60.5	32.7	93.2
Other asset-backed	—	17.3	17.6	34.9

Total fixed maturities available for sale	—	9,384.5	70.3	9,454.8
Equities available for sale	481.5	17.6	7.5	506.6
Other invested assets(2)	—	—	72.2	72.2
Short-term investments(3)	—	846.3	—	846.3

Total	$481.5	$10,248.4	$150.0	$10,879.9

(1)
Represents only items measured at fair value.
(2)
Primarily private equities.
(3)
Short-term investments in Level 2 are carried at cost or amortized cost which approximates fair value.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

        In 2010, there were no transfers in or out of Level 1, $64.2 million of transfers into Level 2 from Level 3 and $10.8 million of transfers out of Level 2 into Level 3. In 2009, there were no transfers in or out of Level 1, $14.2 million of transfers into Level 2 from Level 3 and $39.5 million of transfers out of Level 2 into Level 3. The transfers into Level 2 from Level 3 in 2010 were due to an increase in observable inputs related to the valuation of such securities. No other transfers in 2010 and 2009 were significant.

        At December 31, 2010 and 2009, Level 3 assets totaled $230.0 million and $150.0 million, respectively, representing 2.0% and 1.4%, respectively, of total assets measured at fair value on a recurring basis.

        Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at December 31, 2010 and 2009 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

        Net unrealized depreciation related to Level 3 investments approximated $6.7 million and $23.9 million at December 31, 2010 and 2009, respectively.

        The following tables present analyses of the changes during 2010 and 2009 in Level 3 assets measured at fair value on a recurring basis:

		Net realized/unrealized gains (losses) included in:			Purchases, sales, issuances and settlements, net
	Balance, beginning of year	Net investment income	Realized net capital losses(1)	AOCI		Transfers in (out) of Level 3	Balance, end of year
	(in millions)
2010
Fixed maturities available for sale:
Foreign governments	$1.4	$—	$—	$0.2	$(1.6)	$0.8	$0.8
Corporate	—	—	—	—	6.5	—	6.5
Asset-backed:
RMBS	18.6	0.7	(6.1)	14.0	(5.9)	5.4	26.7
CMBS	32.7	(1.1)	—	12.2	83.2	(35.8)	91.2
Other asset-backed	17.6	0.2	—	2.6	16.8	(23.8)	13.4
Equities available for sale	7.5	—	—	—	(2.5)	—	5.0
Other invested assets(2)	72.2	3.0	—	(0.6)	4.5	7.3	86.4
Other assets	—	—	(2.4)	—	2.4	—	—

Total	$150.0	$2.8	$(8.5)	$28.4	$103.4	$(46.1)	$230.0

(1)
There were $6.1 million of OTTI related to RMBS fixed maturities available for sale that was recorded in realized net capital losses in 2010 on instruments still held at December 31, 2010.
(2)
Primarily private equities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

		Net realized/unrealized gains (losses) included in:
					Purchases, sales, issuances and settlements, net
	Balance, beginning of year	Net investment income	Realized net capital gains (losses)(1)	AOCI		Transfers in (out) of Level 3	Balance, end of year
	(in millions)
2009
Fixed maturities available for sale:
States, municipalities and political subdivisions	$—	$—	$—	$0.1	$11.4	$(11.5)	$—
Foreign governments	0.7	—	0.1	(0.1)	(0.7)	1.4	1.4
Asset-backed:
RMBS	35.1	3.2	(10.9)	10.8	(22.7)	3.1	18.6
CMBS	36.7	(0.3)	(14.5)	26.1	(33.3)	18.0	32.7
Other asset-backed	12.9	1.6	(2.8)	0.1	(3.5)	9.3	17.6
Equities available for sale	2.5	—	—	—	—	5.0	7.5
Other invested assets(2)	33.2	14.9	—	(0.9)	25.0	—	72.2
Other assets	—	—	(5.3)	—	5.3	—	—

Total	$121.1	$19.4	$(33.4)	$36.1	$(18.5)	$25.3	$150.0

(1)
There were $1.7 million of OTTI related to RMBS fixed maturities available for sale that was recorded in realized net capital losses in 2009 on instruments still held at December 31, 2009.
(2)
Primarily private equities.

(e) Assets Measured at Fair Value on a Non-Recurring Basis

        None of TRH's assets were written down to fair value on a non-recurring basis during 2010 and 2009.

4. Investments

(a) Statutory Deposits

        Investments with carrying values of $574 million and $606 million at December 31, 2010 and 2009, respectively, were deposited with governmental authorities as required by law. The substantial majority of these deposits are fixed maturities and common stocks available for sale.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

(b) Gross Unrealized Gains and Losses

        The amortized cost and fair value of fixed maturities at December 31, 2010 and 2009 are summarized as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value	OTTI(1)
	(in thousands)
2010
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,189,801	$54,641	$(3,764)	$1,240,678	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$880,872	$12,680	$(3,327)	$890,225	$—
States, municipalities and political subdivisions	4,785,607	119,890	(63,858)	4,841,639	—
Foreign governments	790,710	11,248	(650)	801,308	—
Corporate	3,637,033	83,360	(25,041)	3,695,352	(386)
Asset-backed:
RMBS	285,431	525	(41,416)	244,540	(113,820)
CMBS	248,258	7,850	(6,117)	249,991	—
Other asset-backed	99,806	812	(1,337)	99,281	—

Total	$10,727,717	$236,365	$(141,746)	$10,822,336	$(114,206)

2009
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,214,238	$59,959	$(2,800)	$1,271,397	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government and government agencies	$528,290	$3,414	$(2,896)	$528,808	$—
States, municipalities and political subdivisions	5,513,019	189,987	(34,178)	5,668,828	—
Foreign governments	543,011	18,876	(8,346)	553,541	—
Corporate	2,228,438	120,554	(31,951)	2,317,041	(386)
Asset-backed:
RMBS	334,226	707	(76,488)	258,445	(107,107)
CMBS	99,436	6,836	(13,081)	93,191	—
Other asset-backed	35,514	1,006	(1,602)	34,918	—

Total	$9,281,934	$341,380	$(168,542)	$9,454,772	$(107,493)

(1)
Represents the non-credit portion of OTTI, not adjusted for subsequent changes in unrealized gains or losses, taken on securities still held as of year-end (including the pre-tax CEA, see Note 2(k)), pursuant to accounting guidance adopted on April 1, 2009. See Note 2(k) for additional information.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        At December 31, 2010 and 2009, net unrealized appreciation (depreciation) of equities available for sale included gross gains of $92.5 million and $67.8 million, respectively, and gross losses of ($4.5) million and ($2.1) million, respectively. (See Note 2(a) of Notes to Consolidated Financial Statements.)

(c) Contractual Maturities of Fixed Maturities

        The amortized cost and fair value of fixed maturities at December 31, 2010 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities held to maturity:
Due after one year through five years	$55,500	$60,665
Due after five years through ten years	254,486	266,205
Due after ten years	879,815	913,808

Total	$1,189,801	$1,240,678

Fixed maturities available for sale:
Non-asset-backed:
Due in one year or less	$361,122	$363,335
Due after one year through five years	3,347,151	3,403,966
Due after five years through ten years	2,292,235	2,367,399
Due after ten years	4,093,714	4,093,824
Asset-backed(1)	633,495	593,812

Total	$10,727,717	$10,822,336

(1)
Asset-backed fixed maturities by their nature do not generally have single maturity dates.

(d) Net Investment Income

        An analysis of net investment income follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Fixed maturities	$449,134	$424,075	$427,620
Equities	10,447	14,211	19,735
Other invested assets (including alternative investments)	20,106	20,898	(18,999)
Other	7,782	19,841	22,056

Total investment income	487,469	479,025	450,412
Investment expenses	(13,922)	(11,623)	(9,961)

Net investment income	$473,547	$467,402	$440,451

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

(e) Investment Gains and Losses

        Realized net capital gains (losses) are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Realized net capital gains (losses) resulted from:
Total OTTI	$(14,685)	$(96,527)	$(317,790)
Less: OTTI recognized in OCI	6,713	13,445	—

OTTI charged to earnings	(7,972)	(83,082)	(317,790)
Sales and redemptions of securities	61,762	12,794	(99,914)
Net foreign currency transaction losses	(23,689)	(353)	(17,837)

Total	$30,101	$(70,641)	$(435,541)

Realized net capital gains (losses) by source:
Fixed maturities	$32,096	$(41,813)	$(88,478)
Equities available for sale	24,822	(23,204)	(220,261)
Securities lending invested collateral	—	—	(105,703)
Net foreign currency transaction losses	(23,689)	(353)	(17,837)
Other	(3,128)	(5,271)	(3,262)

Total	$30,101	$(70,641)	$(435,541)

        The change in net unrealized appreciation (depreciation) of investments is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Change in net unrealized appreciation (depreciation) of investments, before deferred income tax effect:
Fixed maturities held to maturity carried at amortized cost	$(6,282)	$65,330	$(38,247)

Fixed maturities available for sale carried at fair value(1)	$(78,219)	$564,687	$(346,256)
CEA of adoption of new accounting guidance(2)	—	(110,107)	—
Equities available for sale carried at fair value(1)	22,326	124,331	(47,120)
Other(3)	356	(2,383)	38,310

Total	$(55,537)	$576,528	$(355,066)

(1)
See Note 2(a) of Notes to Consolidated Financial Statements.
(2)
See Note 2(k)(1) of Notes to Consolidated Financial Statements.
(3)
Includes net unrealized appreciation from securities lending invested collateral of $41.2 million in 2008.

        Gross realized gains and gross realized losses on sales of TRH's available for sale securities and securities lending invested collateral were as follows:

	2010		2009		2008
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(in millions)
Fixed maturities	$45.2	$(6.8)	$47.3	$(49.4)	$101.4	$(62.3)
Equities	28.9	(3.1)	78.4	(58.3)	51.1	(176.6)
Securities lending invested collateral	—	—	—	—	—	(8.0)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        Equity securities sold at a loss in 2010, 2009 and 2008 were in a continuous unrealized loss position for 12 months or less and did not meet the conditions of TRH's accounting policy to be considered OTTI at any quarter-end prior to the time of sale. (See Note 4(g) for the criteria TRH uses to evaluate if an equity investment is considered OTTI.) TRH's equity security investment strategy includes the intent to optimize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.

        In 2010, sales of fixed maturity available for sale securities produced pre-tax gross realized losses of $6.8 million. Sales of fixed maturities available for sale were generally the result of (a) TRH's desire to manage the duration, credit risk and concentration risk of the investment portfolio as part of its overall view of prudent management of an available for sale fixed maturity investment portfolio; and (b) the disposition of certain securities that, based on TRH's judgment, were unlikely to provide on a relative basis as attractive a return as alternative securities entailing comparable risks.

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

        As discussed in Note 4(g), the OTTI amounts on certain fixed maturities are separated into credit loss and non-credit loss components. The credit loss impairments are recognized in earnings as realized capital losses, while the non-credit loss impairments are recorded in OCI. The following table sets forth the amount of credit loss impairments on fixed maturities held by TRH as of December 31, 2010 and 2009, for which a portion of the OTTI amount was recorded in OCI.

	2010	2009
	(in millions)
Beginning balance(1)	$4.5	$21.4
New securities subject to credit impairment losses	6.3	11.8
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	—	(28.7)

Ending balance	$10.8	$4.5

(1)
April 1, 2009 for 2009.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

(f) Aging of Gross Unrealized Losses

        As of December 31, 2010 and 2009, the aging of the gross unrealized losses with respect to all fixed maturities, including both held to maturity and available for sale, and equities available for sale, grouped by months in a continuous unrealized loss position, was as follows:

	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
2010
Fixed maturities
U.S. Government and government agencies	$185	$(3)	$—	$—	$185	$(3)
States, municipalities and political subdivisions	1,367	(49)	91	(19)	1,458	(68)
Foreign governments	162	(1)	—	—	162	(1)
Corporate	986	(20)	120	(5)	1,106	(25)
Asset-backed:
RMBS	46	(2)	175	(40)	221	(42)
CMBS	38	*	49	(6)	87	(6)
Other asset-backed	32	*	31	(1)	63	(1)

Total fixed maturities	2,816	(75)	466	(71)	3,282	(146)
Equities available for sale	58	(4)	—	—	58	(4)

Total	$2,874	$(79)	$466	$(71)	$3,340	$(150)

2009
Fixed maturities
U.S. Government and government agencies	$298	$(3)	$—	$—	$298	$(3)
States, municipalities and political subdivisions	470	(7)	451	(30)	921	(37)
Foreign governments	227	(5)	16	(3)	243	(8)
Corporate	593	(9)	244	(23)	837	(32)
Asset-backed:
RMBS	75	(52)	101	(24)	176	(76)
CMBS	1	*	45	(13)	46	(13)
Other asset-backed	3	*	13	(2)	16	(2)

Total fixed maturities	1,667	(76)	870	(95)	2,537	(171)
Equities available for sale	81	(2)	—	—	81	(2)

Total	$1,748	$(78)	$870	$(95)	$2,618	$(173)

*
Rounds to zero.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        At December 31, 2010, the carrying value of TRH's fixed maturity and equity securities aggregated $12.58 billion with aggregate pre-tax gross unrealized losses of $150 million. Additional information about these securities is as follows:

  •
  Securities with gross unrealized losses were valued, in the aggregate, at approximately 95.7% of their current cost or amortized cost.
  •
  Approximately 98.5% of these securities had unrealized losses of less than or equal to 20% of their current cost or amortized cost.
  •
  Approximately 0.9% of the fixed maturity securities had issuer credit ratings which were below investment grade or not rated.

        At December 31, 2010, TRH held 387 and 66 individual fixed maturity and equity investments, respectively, that were in an unrealized loss position, of which, 92 individual fixed maturity investments were in a continuous unrealized loss position for 12 months or more.

        As of December 31, 2010 and 2009, no single issuer accounted for more than 11% and 10%, respectively, of the aggregate gross unrealized losses.

        At December 31, 2010 and 2009, the gross unrealized losses for all fixed maturities, including both held to maturity and available for sale, and equities available for sale included the following concentrations:

	Concentration as of
	2010	2009
	(in millions)
States, municipalities and political subdivisions	$68	$37
RMBS	41	76
Banking and financial institutions	11	30
CMBS	6	13
Other	24	17

Total	$150	$173

        The fair value of fixed maturities in an unrealized loss position at December 31, 2010 and 2009, by contractual maturity, is shown below:

	2010	2009
	(in millions)
Non-asset-backed:
Due in one year or less	$68	$116
Due after one year through five years	950	536
Due after five years through ten years	297	515
Due after ten years	1,596	1,132
Asset-backed(1)	371	238

Total	$3,282	$2,537

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

        The determination that a security has incurred OTTI requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in credit markets in recent years, in which TRH could not reasonably assert that the impairment period would be temporary (i.e., severity losses). The analysis of any individual security for OTTI is performed based on its functional currency. Additional criteria considered includes a security's business prospects, the investment's credit ratings and whether there have been any recent downgrades, whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment, market values, issuer specific financial information and available information from asset managers and rating agencies for individual securities.

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

        At December 31, 2010, the large majority of fixed maturities in an unrealized loss position consist of highly-rated state, municipality or political subdivision, corporate and asset-backed fixed maturities. TRH did not consider the unrealized losses on these impaired fixed maturities to be credit related. In making these determinations, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH's history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs. TRH does not intend to sell these securities, and will not likely be required to sell these securities before an anticipated recovery in fair value. Other considerations included the length of time and extent to which the security has been in an unrealized loss position, observable adverse conditions specifically related to the issuer or industry sector of the security, conditions in the country of issuance or primary market for the security, historical and implied volatility of the security's fair value, defaults on principal or interest payments, and recoveries or further declines in fair value subsequent to the balance sheet date.

        At December 31, 2010, TRH determined that there was no OTTI on its equity securities as no equities met TRH's equity security OTTI criteria and TRH has the intent and ability to hold all equities to recovery. In addition, no equities were in an unrealized loss position for over 12 months.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes (Benefits) (Continued)

        The U.S. federal income tax rate was 35% for 2010, 2009 and 2008. Actual tax expense (benefit) on income before income taxes differs from the "expected" amount computed by applying the U.S. federal income tax rate because of the following:

	Years Ended December 31,
	2010		2009		2008
	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes
	(dollars in thousands)
"Expected" tax expense	$165,476	35.0%	$208,612	35.0%	$1,128	35.0%
Adjustments:
Tax-exempt interest	(86,052)	(18.2)	(90,928)	(15.2)	(89,359)	(2,772.8)
Dividends received deduction	(1,888)	(0.4)	(2,022)	(0.3)	(4,867)	(151.0)
Recognition of benefit from prior year amended tax returns	(8,906)	(1.9)	—	—	—	—
Interest on net under (over) payments of taxes	505	0.1	(1,073)	(0.2)	(3,656)	(113.4)
Other	1,452	0.3	3,782	0.6	(2,277)	(70.8)

Actual tax expense (benefit)	$70,587	14.9%	$118,371	19.9%	$(99,031)	(3,073.0)%

Foreign and domestic components of actual tax expense (benefit):
Foreign	$50,228		$29,273		$73,814
Domestic:
Current	75,402		67,498		(28,537)
Deferred	(55,043)		21,600		(144,308)

	$70,587		$118,371		$(99,031)

        Income (loss) before income taxes from Domestic operations was $354.1 million, $327.1 million and ($263.9) million in 2010, 2009 and 2008, respectively. Income before income taxes from foreign operations was $118.7 million, $269.0 million and $267.1 million in 2010, 2009 and 2008, respectively.

        The domestic tax expense for 2010 includes a tax benefit of $8.9 million (excluding interest), recorded in the fourth quarter, resulting from the resolution of prior year tax audits primarily attributable to foreign tax credits that became available as a result of the carryback of tax-basis net operating losses incurred in 2001 and 2005. The domestic deferred tax expense for 2010 is net of $5.5 million resulting from minimum tax credit carryforwards. By law, minimum tax credits may be carried forward indefinitely. The domestic current tax expense for 2009 includes the impact of a tax capital loss of $209.2 million. The actual capital loss included in the 2009 U.S. consolidated tax return was $145.1 million. The 2010 tax expense includes an adjustment to align the amounts reflected in the 2009 tax expense with the amounts in the 2009 tax return. $21.3 million of tax capital loss was carried back to prior years and the remainder can be carried forward five years to offset future capital gains. The domestic deferred tax expense for 2009 is net of $56.7 million resulting from minimum tax credit carryforwards. The domestic current tax benefit for 2008 includes the

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes (Benefits) (Continued)

tax benefit on $100.3 million of tax capital loss carrybacks to prior years. The actual capital loss included in the 2008 U.S. consolidated tax return was $114.0 million. The 2009 tax expense includes an adjustment to align the amounts reflected in the 2008 tax expense with the amounts included in the 2008 income tax return. In addition, the 2008 deferred tax benefit includes the reversal of a previously recorded minimum tax credit carryforward in the amount of $15.0 million.

        The components of the net deferred income tax asset at December 31, 2010 and 2009 were as follows:

	2010	2009
	(in thousands)
Deferred income tax assets:
Unpaid losses and LAE, net of related reinsurance recoverable	$328,951	$329,753
Unearned premiums, net of prepaid reinsurance premiums	78,208	78,005
Cumulative translation adjustment	—	49,655
Benefit from amended tax returns	—	8,204
Minimum tax credit carryforward	107,541	102,025
OTTI write-downs for investments held	34,811	31,388
Foreign tax credit carryforward	22,522	10,461
Capital loss carryforward	26,459	—
Other	69,555	48,852

Total deferred income tax assets	668,047	658,343

Deferred income tax liabilities:
Deferred policy acquisition costs	85,935	84,921
Net unrealized appreciation of investments	67,748	87,190
Cumulative translation adjustment	15,263	—
Other	35,293	31,749

Total deferred income tax liabilities	204,239	203,860

Net deferred income tax asset	$463,808	$454,483

        No valuation allowance has been recorded as TRH has concluded that it is more likely than not that TRH will fully realize the deferred tax assets. The most significant deferred tax assets arise from the discounting of loss reserves, minimum tax credit carryforwards, realized and unrealized losses on investments and unearned premiums. TRH's strong history of operating earnings supports its conclusion that it has the ability to realize the full benefits associated with all deferred tax assets, particularly the assets associated with the discounting of loss reserves and minimum tax credits, which may be carried forward indefinitely. In addition to TRH's strong history of operating earnings, TRH also has a strong history of generating capital gains to offset capital losses. During 2007 and 2006, TRH generated $135 million of capital gains on a tax basis that were utilized for carryback of losses generated in 2008 and 2009. In addition, while the OTTI write-downs on its fixed maturity securities are reflected as realized losses for GAAP purposes, the securities continue to be held in its available for sale portfolio and, as such, the carryforward period for capital losses on a tax basis has not begun to run. Finally, TRH's strong history of positive operating cash flow, having generated $3.11 billion over the last three years, supports the conclusion that TRH has the ability to hold until maturity, or until the values recover, those fixed income securities that have been written down, as well as those securities that are in an unrealized loss position.

        At December 31, 2010, 2009 and 2008, TRH has no unrecognized tax positions. TRH does not presently anticipate any material change in unrecognized tax positions during the next twelve months.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes (Benefits) (Continued)

        Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of December 31, 2010. In 2010, $9.6 million of interest, net of tax, was received on tax refunds. As of December 31, 2009, there was $10.2 million of interest, net of tax, receivable on income taxes. In 2010, current income tax expense was increased by approximately $0.5 million to align the interest, net of tax, receivable at December 31, 2009 with the amount actually received in 2010. Current income tax expense was reduced by $1.1 million and $3.7 million of interest on net tax refunds in 2009 and 2008, respectively.

        The total income taxes recovered in 2010 of $131.1 million consist of a $109.0 million refund of federal income taxes related to amended tax returns for prior tax years and $22.1 million of refund claims related to capital loss carrybacks to certain other prior tax years. Income taxes recovered (paid), net, in 2010, 2009 and 2008 consisted of:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Income taxes paid	$(115.6)	$(108.7)	$(119.5)
Income taxes recovered	131.1	—	—

Income taxes recovered (paid), net	$15.5	$(108.7)	$(119.5)

        The following table lists the tax years that remain subject to examination by major tax jurisdiction as of December 31, 2010:

Major Tax Jurisdiction	Open Tax Years
Canada	2006-2009
France	2009
Switzerland	2007-2009
United Kingdom	2008-2009
United States	2004-2009

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Liability for Gross Loss Reserves

        The activity in gross loss reserves is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
At beginning of year:
Gross loss reserves	$8,609,105	$8,124,482	$7,926,261
Less related reinsurance recoverable	737,280	775,404	1,026,545

Net loss reserves	7,871,825	7,349,078	6,899,716

Net losses and LAE incurred in respect of losses occurring in:
Current year	2,738,733	2,718,119	2,907,711
Prior years	(56,959)	(38,948)	(484)

Total	2,681,774	2,679,171	2,907,227

Net losses and LAE paid in respect of losses occurring in:
Current year	611,746	620,517	565,613
Prior years	1,595,728	1,800,491	1,550,437

Total	2,207,474	2,421,008	2,116,050

Foreign exchange effect	(131,352)	264,584	(341,815)

At end of year:
Net loss reserves	8,214,773	7,871,825	7,349,078
Plus related reinsurance recoverable	805,837	737,280	775,404

Gross loss reserves	$9,020,610	$8,609,105	$8,124,482

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Liability for Gross Loss Reserves (Continued)

        2010 includes net catastrophe losses incurred of $203.7 million, principally relating to the earthquake in Chile, the earthquake in New Zealand, storms and flooding in Australia and the Deepwater Horizon explosion. In addition, in 2010, TRH decreased its estimates of the ultimate amounts of net losses occurring in 2009 and prior years by $57.0 million. This net favorable development was comprised of net favorable development of $216.9 million for losses occurring in 2002 to 2009, offset by net adverse development of $159.9 million relating to losses occurring in 2001 and prior.

        Net favorable development was recorded for losses occurring in the fire ($70.1 million), surety and credit ($54.8 million) and ocean marine ($45.8 million) lines, each arising principally from losses occurring in 2005 to 2009. Significant net adverse development was recorded in 2010 in the other liability line ($116.7 million), arising principally from losses occurring in 2002 and prior, partially offset by favorable development from losses occurring between 2003 and 2006. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, net adverse development was recorded in 2010 for losses occurring in the fidelity ($32.1 million) line, arising principally from losses occurring in 2006 to 2009.

        The favorable development in 2005 through 2009 results generally from favorable loss trends. The net adverse development arising from losses occurring in 2001 and prior, generally relates to various excess casualty lines such as general liability and excess umbrella liability which were impacted by late reported excess claims.

        TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for such volatile classes as medical malpractice, D&O, E&O and general casualty. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss trend factor for this business such as jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverage. In addition, as a reinsurer, TRH is also highly dependent upon the claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices can be subject to change without notice.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Senior Notes (Continued)

        In 2010, 2009 and 2008, TRH repurchased portions of the 2015 Notes. No repurchases of the 2039 Notes occurred in 2010 or 2009. The impact of the repurchases of the 2015 Notes in 2010, 2009 and 2008 are detailed below:

	2010	2009	2008
	(in millions)
Principal amount repurchased	$3	$30	$25
Repurchase price	3	20	15
(Loss) gain on early extinguishment of debt	*	10	10

*
Loss on early extinguishment of debt rounds to zero.

        The balance sheet carrying value, unamortized original issue discount, outstanding principal amount and fair value of the Senior Notes are presented below. The unamortized original issue discount is being amortized over the term of the notes on the effective interest rate method. The fair values are based on quoted market prices.

	As of December 31, 2010		As of December 31, 2009
	2015 Notes	2039 Notes	2015 Notes	2039 Notes
	(in millions)
Balance sheet carrying amount	$690.1	$340.4	$692.8	$340.3
Unamortized original issue discount	1.9	9.6	2.2	9.7
Outstanding principal amount	692.0	350.0	695.0	350.0
Fair value	736.6	351.1	712.5	359.3

        Interest expense incurred and paid in connection with the Senior Notes was as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Interest expense incurred	$68,272	$43,454	$43,359
Interest paid	68,439	40,394	43,113

8. Common Stock

        Common stock activity for each of the three years in the period ended December 31, 2010 was as follows:

	2010	2009	2008
Shares outstanding, beginning of year	66,382,621	66,364,358	66,233,570
Issued under stock compensation plans	180,220	77,863	130,788
Acquisition of treasury stock	(4,314,300)	(59,600)	—

Shares outstanding, end of year	62,248,541	66,382,621	66,364,358

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Net Income Per Common Share

        Net income per common share has been computed in the following table based upon weighted average common shares outstanding.

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Net income (numerator)	$402,201	$477,662	$102,254

Weighted average common shares outstanding used in the computation of net income per common share:
Average shares issued	67,549	67,374	67,259
Less: Average shares in treasury	(3,457)	(993)	(989)

Average outstanding shares—basic (denominator)	64,092	66,381	66,270
Average potential shares from stock compensation(1)	838	421	452

Average outstanding shares—diluted (denominator)	64,930	66,802	66,722

Net income per common share:
Basic	$6.28	$7.20	$1.54
Diluted	6.19	7.15	1.53

(1)
2010 excludes the effect of 2.1 million anti-dilutive shares (from a total of 3.8 million potential shares). 2009 excludes the effect of 2.2 million anti-dilutive shares (from a total of 3.2 million potential shares). 2008 excludes the effect of 1.3 million anti-dilutive shares (from a total of 3.1 million potential shares).

10. Impact of Catastrophe Costs

        Net catastrophe costs represent TRH's best estimates of the aggregate ultimate costs to be incurred relating to significant catastrophe events based upon information available at the time the estimate was made. These catastrophe cost estimates reflect significant judgment relating to many factors, including the ultimate resolution of certain legal and other issues.

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

        Net catastrophe costs in 2010 principally relate to the earthquake in Chile, the earthquake in New Zealand, storms and flooding in Australia and the Deepwater Horizon explosion. There were no significant net catastrophe costs for events occurring during 2009. Net catastrophe costs in 2008 principally related to Hurricane Ike. Net catastrophe costs also include estimated changes in net catastrophe costs incurred relating to events occurring in prior years.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Impact of Catastrophe Costs (Continued)

        Summaries of the components of pre-tax net catastrophe costs for 2010, 2009 and 2008 are presented below:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Net losses and LAE incurred from catastrophe events occurring in:
Current year	$207.2	$—	$190.8
Prior years	(3.5)	(8.0)	(10.4)

Total net losses and LAE incurred from catastrophe events	203.7	(8.0)	180.4
Net ceded (assumed) reinstatement premiums	(1.3)	2.4	(10.7)

Net catastrophe costs	$202.4	$(5.6)	$169.7

Losses and LAE incurred from catastrophe events:
Gross	$287.4	$(0.9)	$187.0
Ceded	(83.7)	(7.1)	(6.6)

Net	203.7	(8.0)	180.4

Reinstatement premiums:
Gross	(10.0)	3.1	(11.4)
Ceded	8.7	(0.7)	0.7

Net	(1.3)	2.4	(10.7)

Net catastrophe costs	$202.4	$(5.6)	$169.7

        A summary of pre-tax net catastrophe costs by segment for 2010, 2009 and 2008 is presented below:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Domestic	$(1.4)	$0.8	$147.4
International-Europe	112.3	(5.8)	22.1
International-Other	91.5	(0.6)	0.2

Total	$202.4	$(5.6)	$169.7

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Accumulated Other Comprehensive Income (Loss)

        The components of AOCI and changes in such amounts between years are as follows:

	Net Unrealized Appreciation (Depreciation) of Investments without Non-credit OTTI, Net of Tax	Net Unrealized Appreciation (Depreciation) of Investments with Non-credit OTTI, Net of Tax	Retirement Plan Liability Adjustment, Net of Tax	Net Unrealized Currency Translation Gain (Loss), Net of Tax	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2007	$17,964	$—	$—	$(52,656)	$(34,692)
Change during the year	(230,793)	—	—	7,795	(222,998)

Balance, December 31, 2008	(212,829)	—	—	(44,861)	(257,690)
CEA, net of tax (see Note 2(k))	—	(71,569)	—	—	(71,569)
Change during the year	419,505	26,808	—	(47,353)	398,960

Balance, December 31, 2009	206,676	(44,761)	—	(92,214)	69,701
Change during the year	(58,696)	22,597	452	120,561	84,914

Balance, December 31, 2010	$147,980	$(22,164)	$452	$28,347	$154,615

12. Pension, Other Postretirement Benefits and Incentive Savings Plans

        Through 2009, TRH's employees participated in certain benefit plans sponsored by the AIG Group, including noncontributory defined benefit ("DB") pension plans, defined contribution ("DC") pension plans and other postretirement benefit plans. A substantial majority of TRH's employees were eligible to participate in these plans. Certain of the pension plans were multiemployer plans in that they do not separately identify plan benefits and plan assets attributable to participating companies. For such plans, only contributions paid or accrued were charged to expense.

        The charges made to operations for benefit plans administered by the AIG Group were not material for 2009 and 2008.

        As of January 1, 2010, TRH employees no longer participate in benefit plans sponsored by the AIG Group. TRH employees now participate in DB pension, DC pension and other post retirement benefit plans sponsored and maintained by TRH. In general, vested and unvested benefits accrued through the end of 2009 by TRH employees participating in U.S. AIG Group sponsored plans, along with the associated plan assets, have been assumed by a new TRH DB pension plan established in 2010. Benefits on U.S. DB pension plans were frozen as of December 31, 2009.

        These plans are not material to TRH's results of operations, financial condition or cash flows for 2010, 2009 and 2008.

13. Stock-Based Compensation Plans

        In 2009, the Board of Directors (the "Board") adopted, and the stockholders approved, the Transatlantic Holdings, Inc. 2009 Long Term Equity Incentive Plan (the "2009 Plan"). The 2009 Plan permits the granting of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, performance awards and share awards. The maximum number of shares available for grant under the 2009 Plan is 2,600,000 shares, of which no more than 1,000,000 may be issued in the form of incentive stock options. In addition, the maximum number of options, SARs, performance-based restricted stock units

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans (Continued)

("Performance RSUs") and performance share units granted to an individual in any three year calendar period may not exceed 1,000,000 and the maximum dollar amount of cash or the fair market value of shares that any individual may receive in any calendar year in respect to performance units may not exceed $5 million. As of December 31, 2010, there were 1,019,370 shares of common stock available for issuance (no more than 1,000,000 of which may be incentive stock options) in connection with future grants of awards under the 2009 Plan. Shares available for future issuance assume participants will earn the maximum number of Performance RSUs until the actual amounts are determined, at which time, such shares available amount will be adjusted accordingly.

        TRH also maintains the Transatlantic Holdings Inc. Partners Plan (the "Partners Plan") and the Transatlantic Holdings, Inc. Senior Partners Plan (the "Senior Partners Plan"). Performance RSUs awarded under the Partners Plan and the Senior Partners Plan were granted from the 2009 Plan or, prior to 2009, from the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan, as amended (the "2003 Plan").

        The 2009 Plan replaced the Transatlantic Holdings, Inc. 2000 Stock Option Plan, as amended, (the "2000 Plan") and the 2003 Plan. No further awards can be granted under the 2000 Plan or the 2003 Plan.

        In 2008, the Board adopted, and the stockholders approved, the Transatlantic Holdings, Inc. 2008 Non-Employee Directors' Stock Plan (the "Non-Employee Directors' Plan"). The Non-Employee Directors' Plan provides that equity-based or equity-related awards can be granted to non-employee directors as determined by the Compensation Committee of the Board (the "Compensation Committee"). The maximum number of shares available for grant under the Non-Employee Directors' Plan is 100,000. As of December 31, 2010, there were 53,733 shares of common stock available for issuance in connection with future grants of awards under the Non-Employee Directors' Plan.

        At December 31, 2010, TRH had awards outstanding from six stock-based compensation plans: (a) the 2009 Plan; (b) the 2000 Plan; (c) the 2003 Plan; (d) the Non-Employee Directors' Plan; (e) the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended (the "Stock Purchase Plan"); and (f) the 2010 U.K. Sharesave Plan (the "Sharesave Plan").

        Expenses relating to stock-based compensation arrangements totaled $35.3 million, $13.2 million and $18.7 million in 2010, 2009 and 2008, respectively. Income tax benefits recognized related to stock-based compensation arrangements totaled $12.3 million, $4.5 million and $6.4 million in 2010, 2009 and 2008, respectively.

        Net cash received (paid) from exercises of stock-based compensation was insignificant in 2010 and $1.6 million and ($0.9) million during 2009 and 2008, respectively. The net cash paid from exercises of stock-based compensation in 2008 is due to the payment of the employee portion of withholding taxes to governmental tax authorities on vested restricted stock units. TRH has not paid out any cash to settle share-based payment awards in 2010, 2009 or 2008. Cash savings resulting from excess tax benefits totaled $0.3 million, $0.2 million and $1.8 million in 2010, 2009 and 2008, respectively.

        Income tax benefits realized by TRH on stock-based compensation exercises totaled $2.6 million, $0.8 million and $2.5 million in 2010, 2009 and 2008, respectively.

        Historically, TRH has settled stock-based compensation exercises through the issuance of new shares.

        The impact on the financial statements of the Stock Purchase Plan and the Sharesave Plan was not material to TRH in 2010, 2009 and 2008. A discussion of the more significant stock-based compensation awards follows.

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

        No options were granted in 2010 or 2009. 197,500 options were granted in 2008. The fair value of each option grant is estimated on the date of grant using a binomial option pricing model. The weighted average grant date fair value and the weighted average assumptions which were used in the calculation for options granted in 2008 were as follows:

Year Ended December 31, 2008
Grant date fair value	$18.82
Expected volatility	20.0%
Risk-free interest rate	3.5%
Dividend yield	0.93%
Expected term	7.4 years

        The expected volatility was based on the historical volatility of TRH shares. The risk-free interest rate was based on the U.S. treasury yield curve in effect at the time of grant. The dividend yield was based on the dividend yield over the twelve month period prior to the grant date. The expected term was calculated based on historical data on employee exercise behavior.

        A summary of the status of options granted as of December 31, 2010 and the changes since January 1, 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	2,258,942	$61.77
Granted	—	—
Exercised	(178,209)	50.80
Forfeited or expired	(55,878)	52.48

Outstanding, December 31, 2010	2,024,855	63.00	3.6 years	—	(1)

Exercisable, December 31, 2010	1,873,605	62.66	3.4 years	—	(1)

(1)
As of December 31, 2010, all options outstanding and exercisable have aggregate intrinsic values of zero as the exercise price of the options exceeded the closing price of TRH shares on the NYSE on December 31, 2010.

        The aggregate intrinsic value of options exercised (the aggregate amount by which the market price of TRH shares at the time of exercise exceeded the exercise price of options exercised) was $0.2 million, $1.6 million and $1.0 million in 2010, 2009 and 2008, respectively. A total of approximately 102,000, 167,000 and 190,000 options vested in 2010, 2009 and 2008, respectively, with aggregate grant-date fair values of $2.2 million, $3.6 million and $3.8 million in 2010, 2009 and 2008, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans (Continued)

        As of December 31, 2010, there was $1.1 million of total unrecognized compensation costs relating to options granted but not yet vested. Compensation expense for options granted is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 1.0 years.

(b) Service-Based Restricted Stock Units ("Service RSUs") and Performance RSUs

        Service RSUs and Performance RSUs have been granted under the 2009 Plan, the Non-Employee Directors' Plan and the 2003 Plan to officers, employees and directors of TRH. A summary of the status of the Service RSUs and Performance RSUs granted as of December 31, 2010 and the changes since January 1, 2010 are presented below:

	Number of Units		Weighted Average Grant Date Fair Value
	Service RSUs	Performance RSUs	Service RSUs	Performance RSUs
Unvested, January 1, 2010	606,296	651,310	$48.87	$52.00
Granted	311,640	289,850	47.12	46.92
Additional RSUs resulting from satisfaction of performance condition	—	118,341	—	42.36
Vested	(112,859)	(42,960)	61.39	58.51
Forfeited or expired	(10,681)	(7,181)	47.86	50.44

Unvested, December 31, 2010	794,396	1,009,360	46.42	49.14

	Service RSUs	Performance RSUs
Unvested RSUs as of December 31, 2010:
Weighted average remaining contractual life	1.3 years	1.5 years
Aggregate intrinsic value (in thousands)	$41,007	$52,103

  (1)    Service RSUs

        Service RSUs have vesting dates ranging from one to four years from the date of grant. As of December 31, 2010, the great majority of Service RSUs will vest on the third anniversary of the date of grant for those grantees with continued employment through such date. The Company reserves the right to make payment for the Service RSUs in TRH shares or the cash equivalent of the fair value of such shares on the date of vesting. The fair values of Service RSUs were estimated on the date of grant based on the closing market price of TRH shares on the date of grant.

        The number of Service RSUs granted and vested in 2010, 2009 and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
Granted	311,640	411,390	103,308
Vested	112,859	21,552	146,150

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans (Continued)

        As of December 31, 2010, there was $15.1 million of total unrecognized compensation costs relating to Service RSUs granted but not yet vested. These costs are expected to be recognized over a weighted average period of 1.6 years.

  (2)    Performance RSUs

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

        A summary of unvested Two-Year Performance RSUs grants as of December 31, 2010 follows:

Year Granted	Performance Period Beginning	Performance Period End	Performance RSUs Granted	Maximum Number of Performance RSUs Available to be Earned	Actual Performance RSUs Earned		Unvested Earned Performance RSUs Vests Equally on January 1,
2006	January 1, 2006	December 31, 2007	42,925	64,387	64,387		2012
2006	January 1, 2007	December 31, 2008	87,683	131,525	100,913		2011 and 2013
2008	January 1, 2008	December 31, 2009	92,925	139,388	120,374		2011 and 2012
2009	January 1, 2009	December 31, 2010	201,200	301,800	296,925		2012 and 2013
2010	January 1, 2010	December 31, 2011	220,850	331,275	N/A	(1)	2013 and 2014

(1)
Amount undeterminable as of December 31, 2010 as the performance period has not yet ended.

        Under the Senior Partners Plan, the Compensation Committee awarded to TRH's senior-most executives Performance RSUs with a three-year performance period ("Three-Year Performance RSUs") that pay out in TRH shares if performance goals for a specified period are satisfied. Each Three-Year Performance RSU converts into one TRH share. Three-Year Performance RSUs operate on the basis of successive overlapping three year performance periods, with a new period beginning each year. Recipients earn Performance RSUs based on BVPS Growth during the performance period. Based on the percentage of the BVPS Growth target achieved over the performance period, recipients can earn from 25% to 200% of the awarded number of Performance RSUs. No Performance RSUs will be earned if BVPS Growth is less than 50% of target.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans (Continued)

        A summary of unvested Three-Year Performance RSUs grants as of December 31, 2010 follows:

Year Granted	Performance Period Beginning	Performance Period End	Performance RSUs Granted	Maximum Number of Performance RSUs Available to be Earned	Actual Performance RSUs Earned		Unvested Earned Performance RSUs Vests Equally on January 1,
2006	January 1, 2006	December 31, 2008	12,000	24,000	21,552		2012
2007	January 1, 2007	December 31, 2009	27,000	54,000	48,090		2011 and 2013
2008	January 1, 2008	December 31, 2010	31,500	63,000	50,866		2011 and 2012
2009	January 1, 2009	December 31, 2011	63,300	126,600	N/A	(1)	2012 and 2013
2010	January 1, 2010	December 31, 2012	69,000	138,000	N/A	(1)	2013 and 2014

(1)
Amount undeterminable as of December 31, 2010 as the performance period has not yet ended.

        The fair values of Performance RSUs are estimated based on the NYSE closing price of TRH shares on the date of grant.

        42,960 performance RSUs vested in 2010. No performance RSUs vested in 2009 or 2008.

        As of December 31, 2010, there was $25.8 million of total unrecognized compensation costs relating to Performance RSUs granted but not yet vested. Compensation expense for Performance RSUs is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 2.0 years.

14. Transactions with AIG

(a) Secondary Public Offerings of the Company's Common Stock by the AIG Group

        Prior to June 10, 2009 and as of December 31, 2008, AIG beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and AHAC, a wholly owned subsidiary of AIG, consummated the June 2009 Offering of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. According to the Form 13F filed on February 18, 2010 by AIG, as of December 31, 2009, the AIG Group had sole voting authority over 9.2 million shares of the Company's common stock, representing approximately 13.8% of the Company's outstanding shares as of December 31, 2009.

        On March 15, 2010, AHAC consummated the March 2010 Offering of 8.5 million issued and outstanding shares of the Company's common stock owned by AHAC. The Company repurchased two million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company's common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company's then outstanding shares. As a result of its reduced ownership percentage, the AIG Group was no longer considered a related party after March 15, 2010.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Transactions with AIG (Continued)

(b) Transactions with AIG

        After March 15, 2010, the AIG Group ceased to be a related party of TRH, as discussed above. TRH had service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory, investment recordkeeping, cash management services, office space and human resource related activities. Most of these service and expense agreements have ceased on various dates in 2009. Under the guidance of TRH's Finance and Investment Committee of the Board and senior management, the AIG Group acted as financial advisors and managers of TRH's investment portfolio through June 30, 2009. Effective July 1, 2009, TRH employs a third party not affiliated with AIG to provide these services. In 2009 and 2008, $8.9 million and $13.8 million, respectively, of operating and investment expenses relate to services provided by the AIG Group under these agreements. There were no material operating or investment expenses related to services provided by the AIG Group in 2010.

        Gross premiums written originated by the AIG Group and ceded to TRH from contracts that were entered into while the AIG Group was a related party totaled approximately $196 million (4.8%), $263 million (6.3%) and $310 million (7.0%) in 2010, 2009 and 2008, respectively. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement; (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries; and (c) all premiums from contracts that were effective after March 15, 2010. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement are not material. (See Note 16 for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.)

(c) Other

        In 2009 and 2008, TRH's employees participated in certain benefit plans administered by the AIG Group. (See Note 12.)

15. Dividend Restriction and Statutory Financial Data

        The payment of dividends and interest on the Senior Notes by the Company is generally dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Putnam, is restricted by insurance regulations. Under New York insurance law, TRC and Putnam may pay dividends only out of their statutory earned surplus. Such dividends are limited by statutory formula unless otherwise approved by the New York State Insurance Department (the "NYS ID"). The statutory surplus of TRC includes the statutory surplus of Putnam since all the capital stock of Putnam is owned by TRC. Based on statutory surplus of $4.30 billion as of December 31, 2010, TRC would be able to pay dividends of approximately $430 million without regulatory approval by December 31, 2011.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Dividend Restriction and Statutory Financial Data (Continued)

        Statutory surplus and net income were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
TRC
Statutory surplus	$4,304,524	$4,016,064	$3,534,148
Statutory net income	355,848	415,534	103,448
Putnam
Statutory surplus	227,041	203,507	165,888
Statutory net income	24,145	33,055	24,719

        TRC and Putnam each prepare statutory financial statements in accordance with accounting practices prescribed or permitted by New York—their state of domicile. Prescribed statutory accounting practices are discussed in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as in state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As required by the State of New York, TRC and Putnam use the Codification of Statutory Accounting Principles as primary guidance on statutory accounting. All material statutory accounting practices of TRC and Putnam are prescribed in the authoritative literature described above.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Reinsurance Ceded (Continued)

        Premiums written, premiums earned and losses and LAE incurred are comprised as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Gross premiums written	$4,132,931	$4,203,777	$4,423,241

Ceded premiums written:
Related parties(1)	(152,572)	(133,625)	(188,468)
Other	(98,666)	(84,051)	(126,681)

	(251,238)	(217,676)	(315,149)

Net premiums written	$3,881,693	$3,986,101	$4,108,092

Gross premiums earned	$4,095,795	$4,283,797	$4,365,574

Ceded premiums earned:
Related parties(1)	(141,165)	(156,137)	(161,851)
Other	(96,010)	(88,578)	(136,334)

	(237,175)	(244,715)	(298,185)

Net premiums earned	$3,858,620	$4,039,082	$4,067,389

Gross incurred losses and LAE(2)(3)	$2,863,633	$2,747,213	$3,015,155
Reinsured losses and LAE ceded(2)(3)	(181,859)	(68,042)	(107,928)

Net losses and LAE incurred	$2,681,774	$2,679,171	$2,907,227

(1)
Premiums written and earned that were ceded to related parties represent amounts from contracts with the AIG Group with effective dates of March 15, 2010 or earlier. Such ceded premiums principally represent amounts which, by prearrangement with TRH, were assumed from an AIG subsidiary and then ceded in an equal amount to other AIG subsidiaries. (See Note 14.)
(2)
See Note 10 for gross and ceded catastrophe losses.
(3)
Gross incurred losses and LAE and reinsured losses and LAE ceded include $41 million, $40 million and $62 million in 2010, 2009 and 2008, respectively, related to premiums which, by prearrangement with TRH, were assumed from an AIG subsidiary and then ceded in an equal amount to other AIG subsidiaries.

        Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balances at December 31, 2010 and 2009 are comprised as follows:

	Paid	Unpaid	Total
	(in thousands)
2010	$25,897	$793,837	$819,734
2009:
Related parties	5,518	261,020	266,538
Other	16,275	464,260	480,535

        Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $12.0 million as of December 31, 2010 and 2009. During 2010, $0.1 million of reinsurance recoverable on paid and unpaid losses and LAE were

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Reinsurance Ceded (Continued)

written off. At December 31, 2010, $8.2 million of the total reinsurance recoverable balance was overdue by more than 90 days, $2.2 million of which was collateralized.

        To estimate the allowance for unrecoverable reinsurance on paid and unpaid losses, TRH uses a default analysis. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer's balance deemed uncollectible. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. At December 31, 2010, the use of different assumptions within our approach could have a material effect on the provision for unrecoverable reinsurance reflected in our Consolidated Financial Statements. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on TRH's financial condition, results of operations, and cash flows.

        Under its reinsurance security policy, TRH seeks to cede business to reinsurers generally rated "A-" or better. TRH considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to TRH's general policy on a case-by-case basis. At December 31, 2010, approximately 89% of total reinsurance recoverable on paid and unpaid losses and LAE balances were due from reinsurers rated "A-" or better, 1% were due from reinsurers rated between "BBB+" and "B" while 10% were due from reinsurers which were not rated.

        With respect to reinsurance recoverable on paid and unpaid losses and LAE, TRH is the beneficiary of substantial amounts of funds held, trust agreements and letters of credit collateralizing reinsurance recoverables with respect to certain reinsurers. At December 31, 2010, such funds held, trust agreements and letters of credit secured $352.1 million of TRH's reinsurance recoverable on paid and unpaid losses. No uncollateralized amounts recoverable from a single retrocessionnaire are considered material to the financial position of TRH.

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

        While the majority of premium revenues and assets relate to the regions where particular offices are located, a significant portion of such amounts may be derived from other regions of the world.

        In addition, three large international brokers, respectively, accounted for assumed premiums equal to 25%, 18% and 9% in 2010, 26%, 16% and 8% in 2009 and 28%, 16% and 10% in 2008, of consolidated revenues, with a significant portion in each segment. In each year, premiums brokered by companies acquired are included in the calculated percentages of the acquiror starting in the year of acquisition as if such acquisition had occurred on January 1 of that year.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Information (Continued)

        The following table is a summary of financial data by segment:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Domestic:
Net premiums written	$1,949,520	$2,051,053	$2,035,661
Net premiums earned(1)	1,966,543	2,064,778	2,043,053
Net investment income	320,469	309,747	259,379
Realized net capital gains (losses)	49,568	(54,923)	(364,775)
Revenues	2,336,465	2,329,471	1,947,907
Net losses and LAE	1,318,584	1,364,082	1,607,543
Underwriting expenses(2)	565,069	565,250	537,379
Underwriting profit (loss)(3)(4)	82,890	135,446	(101,869)
Income (loss) before income taxes	354,055	327,070	(263,911)
Identifiable assets(6)	9,749,420	9,412,298	8,469,294
International-Europe:
Net premiums written	$1,401,884	$1,405,209	$1,562,118
Net premiums earned	1,373,393	1,442,326	1,525,334
Net investment income	119,414	125,114	146,202
Realized net capital losses	(7,881)	(12,640)	(51,848)
Revenues	1,484,926	1,554,800	1,619,688
Net losses and LAE	1,035,560	1,066,717	1,051,019
Underwriting expenses(2)	349,731	364,652	400,326
Underwriting (loss) profit(3)(4)	(11,898)	10,957	73,989
Income before income taxes	98,358	123,620	168,283
Identifiable assets(6)	4,219,417	4,038,126	3,630,496
International-Other(5):
Net premiums written	$530,289	$529,839	$510,313
Net premiums earned	518,684	531,978	499,002
Net investment income	33,664	32,541	34,870
Realized net capital losses	(11,586)	(3,078)	(18,918)
Revenues	540,762	561,441	514,954
Net losses and LAE	327,630	248,372	248,665
Underwriting expenses(2)	192,746	168,603	167,520
Underwriting (loss) profit(3)(4)	(1,692)	115,003	82,817
Income before income taxes	20,375	145,343	98,851
Identifiable assets(6)	1,736,517	1,493,235	1,277,148
Consolidated:
Net premiums written	$3,881,693	$3,986,101	$4,108,092
Net premiums earned(1)	3,858,620	4,039,082	4,067,389
Net investment income	473,547	467,402	440,451
Realized net capital gains (losses)	30,101	(70,641)	(435,541)
Revenues	4,362,153	4,445,712	4,082,549
Net losses and LAE	2,681,774	2,679,171	2,907,227
Underwriting expenses(2)	1,107,546	1,098,505	1,105,225
Underwriting profit(3)(4)	69,300	261,406	54,937
Income before income taxes	472,788	596,033	3,223
Identifiable assets(6)	15,705,354	14,943,659	13,376,938

(1)
Net premiums earned from the AIG Group from contracts with effective dates of March 15, 2010 or prior were approximately $244.6 million, $334.0 million and $386.5 million in 2010, 2009 and 2008, respectively, and are included mainly in Domestic. (See Note 14 of Notes to Consolidated Financial Statements.)

(footnotes continued on next page)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Information (Continued)

(footnotes continued from previous page)

(2)
Underwriting expenses represent the sum of net commissions, (increase) decrease in deferred policy acquisition costs and other underwriting expenses.
(3)
Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses.
(4)
See Note 10 for net catastrophe costs by segment.
(5)
The Miami and Toronto branch segment data are each considered significant for at least one of the periods presented. Certain key Miami and Toronto data elements which are included in International-Other are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Miami:
Revenues	$243,326	$269,435	$259,661
(Loss) income before income taxes	(55,814)	71,924	43,667
Identifiable assets as of December 31	549,747	478,751	388,796
Toronto:
Revenues	$131,574	$115,419	$100,142
Income before income taxes	33,182	25,101	35,219
Identifiable assets as of December 31	788,384	696,204	583,378
(6)
As of December 31.

        Net premiums earned by major product line are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Casualty:
Other liability(1)	$1,080,979	$1,037,628	$1,061,291
Accident and health	411,565	399,267	302,799
Medical malpractice	313,559	359,030	372,498
Ocean marine and aviation	256,871	305,785	329,195
Auto liability	217,632	274,543	296,992
Surety and credit	206,425	222,931	214,677
Other	235,078	246,785	300,698

Total casualty	2,722,109	2,845,969	2,878,150

Property:
Fire	492,026	544,641	573,741
Allied lines	385,079	342,125	304,809
Auto physical damage	105,022	130,989	136,934
Homeowners multiple peril	74,507	77,473	72,406
Other	79,877	97,885	101,349

Total property	1,136,511	1,193,113	1,189,239

Total	$3,858,620	$4,039,082	$4,067,389

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

        On May 21, 2010, the Company and its subsidiaries, TRC and TRZ (collectively, the "TRH Parties"), filed a demand for arbitration, with the American Arbitration Association, against AIG, AIG Securities Lending Corp. and AIG Securities Lending (Ireland) Ltd. (collectively, "AIG Securities Lending") for losses in excess of $350 million suffered by TRH arising from its participation in a securities lending program administered and managed by AIG Securities Lending during the period that TRH was controlled by AIG. The TRH Parties' participations in such securities lending program ended in the fourth quarter of 2008. While the final outcome cannot be predicted with certainty, TRH believes this arbitration, when resolved, will not have a material adverse effect on TRH's results of operations, financial position or cash flows.

        On September 30, 2009, TRC initiated arbitration proceedings, with the AIDA Reinsurance and Insurance Arbitration Society, against United Guaranty Residential Insurance Company, United Guaranty Mortgage Indemnity Company, United Guaranty Credit Insurance Company and United Guaranty Residential Insurance Company of North Carolina (collectively, "UGC"), each a subsidiary of the AIG Group. The arbitration proceedings involve certain contracts related to subprime mortgages and credit default insurance pursuant to which UGC purchased reinsurance from TRC (the "Disputed Contracts"). TRC seeks in the proceedings, among other things, to rescind the Disputed Contracts. While the final outcome cannot be predicted with certainty, TRH believes these arbitration proceedings, when resolved, will not have a material adverse effect on TRH's consolidated results of operations, financial position or cash flows.

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

(b) Commercial Commitments

        In the normal course of business, TRH has letters of credit outstanding as of December 31, 2010 totaling $67.9 million. These letters of credit are provided to secure certain loss reserves and other balances due to ceding companies. Where TRH provides a letter of credit, it is generally contractually obligated to continue to provide a letter of credit to the ceding company in the future to secure certain reserves and other balances.

(c) Leases

        As of December 31, 2010, the future minimum lease payments (principally for leased office space) under various long-term operating leases were as follows:

(in thousands)
2011	$12,292
2012	11,929
2013	9,884
2014	9,050
2015	8,635
Remaining years after 2015 (from 2016 to 2021)	32,445

Total	$84,235

        Rent expense approximated $12.5 million, $12.9 million and $12.0 million in 2010, 2009 and 2008, respectively.

(d) Funding Commitment

        In 2010, TRH entered into a funding agreement with a non-U.S. reinsurer to provide funding by May 2011 to serve as collateral against losses on property catastrophe business the reinsurer will underwrite and then cede to TRH. As of December 31, 2010, TRH had funding commitments of approximately $16 million outstanding relating to this agreement.

19. Employee Retention Plan

        In October 2008, TRH adopted a retention program (the "Retention Plan") covering a significant number of its employees, including its senior-most management. Salary expenses incurred related to the Retention Plan totaled nil in 2010 and approximately $20 million and $8 million in 2009 and 2008, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Quarterly Financial Information (Unaudited)

        The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 2010 and 2009. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for such periods have been made. (See Note 5.)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	(in thousands, except per share data)
Net premiums written	$1,026,299	$1,047,102	$947,589	$1,006,340	$1,007,030	$972,572	$900,775	$960,087
Net premiums earned	992,595	976,531	973,752	1,028,268	958,291	1,008,082	933,982	1,026,201
Net investment income	112,610	109,818	115,774	111,201	123,840	123,205	121,323	123,178
Realized net capital (losses) gains	(1,889)	(60,571)	8,277	(25,485)	10,567	6,600	13,146	8,815
Total expenses	1,084,236	945,380	967,208	976,373	928,549	941,808	909,372	986,118
Net income	15,875	75,236	110,510	112,284	134,056	153,263	141,760	136,879
Net income per common share:
Basic	0.24	1.13	1.72	1.69	2.11	2.31	2.26	2.06
Diluted	0.24	1.13	1.70	1.68	2.08	2.28	2.22	2.04

21. Subsequent Event

        During 2011, portions of Australia experienced severe damage from several events, including the Brisbane area floods and Cyclone Yasi. Based on an analysis of preliminary data, TRH expects to incur pre-tax net catastrophe costs (net of reinstatement premiums) of between $50 million and $100 million in the first quarter of 2011. This range reflects estimated total insured losses from these events of $3 billion to $5 billion. Due to the preliminary nature of the information used to prepare this estimate, among other factors, the ultimate costs that TRH will incur related to these events may differ materially from this estimate.

Item 9.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 2010.

Item 9A.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out by TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, of the effectiveness of TRH's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, TRH's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in TRH's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of TRH's fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, TRH's internal control over financial reporting.

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

        As of the end of TRH's 2010 fiscal year, management conducted an assessment of the effectiveness of TRH's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that TRH's internal control over financial reporting as of December 31, 2010 is effective.

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

        The effectiveness of TRH's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of TRH's internal control over financial reporting as of December 31, 2010.

 Item 9B.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
OTHER INFORMATION

        None.

PART III

Item 10.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except for the information relating to executive officers of Transatlantic Holdings, Inc. (the "Company", and collectively with its subsidiaries, "TRH") included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant" and in this paragraph, information required by this item will be included in the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the Company's fiscal year (the "2011 Proxy Statement"), and such information is incorporated herein by reference. TRH has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer that establishes minimum standards of professional responsibility and ethical conduct. This code of ethics is available on TRH's website at http://www.transre.com.

Item 11.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
EXECUTIVE COMPENSATION

        This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 12.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

        In addition, summarized information with respect to equity compensation granted by the Company as of December 31, 2010 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Option, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	2,024,855	$63.00
Service & performance restricted stock units(1)	2,054,816	—

Total equity compensation plans approved by security holders	4,079,671	31.27	2,717,064
Equity compensation plan not approved by security holders	—	—	—

Total	4,079,671	$31.27	2,717,064

(1)
Includes 8,335 vested but unissued restricted stock units.
(2)
For purposes of calculating the total average weighted exercise price, service and performance restricted stock units are included at a zero exercise price. Excluding service and performance restricted stock units, the weighted average exercise price of all outstanding options, warrants and rights from equity compensation plans would be $63.00.
(3)
The number of shares available for issuance by equity compensation plan consists of: 1,019,370 shares under the Transatlantic Holdings, Inc. 2009 Long Term Equity Incentive Plan; 53,733 shares under the Transatlantic Holdings, Inc. 2008 Non-Employee Directors' Stock Plan; 1,543,961 shares under the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended (to which there were 17,787 shares subject to purchase as of December 31, 2010); and 100,000 shares under the Transatlantic Holdings, Inc. 2010 U.K. Sharesave Plan (to which there were 4,500 shares subject to purchase as of December 31, 2010).

Item 13.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 14.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

Item 15.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
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

February 22, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT F. ORLICH Robert F. Orlich	President and Chief Executive Officer (principal executive officer) and Director	February 22, 2011
/s/ STEVEN S. SKALICKY Steven S. Skalicky	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 22, 2011
/s/ RICHARD S. PRESS Richard S. Press	Chairman	February 22, 2011
/s/ STEPHEN P. BRADLEY Stephen P. Bradley	Director	February 22, 2011
/s/ IAN H. CHIPPENDALE Ian H. Chippendale	Director	February 22, 2011
/s/ JOHN G. FOOS John G. Foos	Director	February 22, 2011
/s/ REUBEN JEFFERY III Reuben Jeffery III	Director	February 22, 2011
/s/ JOHN L. MCCARTHY John L. McCarthy	Director	February 22, 2011
/s/ THOMAS R. TIZZIO Thomas R. Tizzio	Director	February 22, 2011

SCHEDULE I

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2010

Type of Investment	Cost or Amortized Cost(1)	Fair Value	Amount at Which Shown in the Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Government and government agencies	$880,872	$890,225	$890,225
States, municipalities and political subdivisions	5,975,408	6,082,317	6,031,440
Foreign governments	790,710	801,308	801,308
Corporate	3,637,033	3,695,352	3,695,352
Asset-backed:
Residential mortgage-backed	285,431	244,540	244,540
Commercial mortgage-backed	248,258	249,991	249,991
Other asset-backed	99,806	99,281	99,281

Total fixed maturities	11,917,518	12,063,014	12,012,137

Equities:
Common stocks:
Public utilities and transportation	42,252	51,496	51,496
Banking and financial	153,306	169,781	169,781
All other	275,958	338,253	338,253

Total common stocks	471,516	559,530	559,530
Nonredeemable preferred stocks	5,000	5,000	5,000

Total equities	476,516	564,530	564,530

Other invested assets	265,044	275,977	275,977
Short-term investments	120,095	120,095	120,095

Total investments	$12,779,173	$13,023,616	$12,972,739

(1)
Investments in fixed maturities are shown at amortized cost.

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only)
As of December 31, 2010 and 2009

	2010	2009
	(in thousands, except share data)
Assets:
Fixed maturities available for sale, at fair value (amortized cost: 2010—$146,103; 2009—$36,493)	$147,652	$36,359
Short-term investments, at cost (approximates fair value)	50,207	323,734
Cash and cash equivalents	52,202	—
Investment in subsidiaries	4,915,380	4,640,617
Dividend due from subsidiary	100,000	30,000
Other assets	62,729	50,057

Total assets	$5,328,170	$5,080,767

Liabilities:
Dividends payable	$13,200	$13,300
Senior notes	1,030,511	1,033,087

Total liabilities	1,043,711	1,046,387

Stockholders' equity:
Preferred Stock	—	—
Common Stock	67,611	67,431
Additional paid-in capital	318,064	283,036
Accumulated other comprehensive income	154,615	69,701
Retained earnings	3,988,891	3,639,200
Treasury Stock, at cost: 2010—5,362,800; 2009—1,048,500 shares of common stock	(244,722)	(24,988)

Total stockholders' equity	4,284,459	4,034,380

Total liabilities and stockholders' equity	$5,328,170	$5,080,767

See Notes to Condensed Financial Information of Registrant (Parent Company Only)

 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF OPERATIONS
(Parent Company Only)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands)
Revenues:
Net investment income (principally dividends from subsidiary)	$304,959	$151,907	$95,725
Realized net capital losses	(3,232)	(3,941)	(3,161)
(Loss) gain on early extinguishment of debt	(115)	9,869	10,250
Equity in undistributed income of subsidiaries	159,756	366,066	42,767

Total revenues	461,368	523,901	145,581

Expenses:
Operating expenses	22,496	19,707	18,189
Interest on senior notes	68,272	43,454	43,359

Total expenses	90,768	63,161	61,548

Income before income taxes	370,600	460,740	84,033

Income tax benefits:
Current	(25,933)	(14,309)	(15,634)
Deferred	(5,668)	(2,613)	(2,587)

Total income tax benefits	(31,601)	(16,922)	(18,221)

Net income	$402,201	$477,662	$102,254

See Notes to Condensed Financial Information of Registrant (Parent Company Only)

 TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$402,201	$477,662	$102,254

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(159,756)	(366,066)	(42,767)
Change in dividend due from subsidiary	(70,000)	(30,000)	10,000
Other, net	11,707	(2,911)	(5,158)

Total adjustments	(218,049)	(398,977)	(37,925)

Net cash provided by operating activities	184,152	78,685	64,329

Cash flows from investing activities:
Proceeds of fixed maturities sold or matured	23,923	14,319	103
Purchase of fixed maturities	(135,406)	(35,513)	—
Net sale (purchase) of short-term investments	267,048	(319,989)	(3,745)
Other, net	(13,933)	(5,300)	—

Net cash provided by (used in) investing activities	141,632	(346,483)	(3,642)

Cash flows from financing activities:
Dividends to stockholders	(52,611)	(51,780)	(46,382)
Common stock issued	(43)	1,579	(924)
Acquisition of treasury stock	(219,734)	(3,069)	—
Repurchase of senior notes	(3,105)	(19,612)	(14,750)
Net proceeds from issuance of senior notes	—	336,929	—
Other, net	1,911	(187)	1,811

Net cash (used in) provided by financing activities	(273,582)	263,860	(60,245)

Change in cash and cash equivalents	52,202	(3,938)	442
Cash and cash equivalents, beginning of year	—	3,938	3,496

Cash and cash equivalents, end of year	$52,202	$—	$3,938

Notes to Condensed Financial Information of Registrant (Parent Company Only)

(1)
The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2)
Investment in subsidiaries is accounted for on the equity method.

(3)
See Note 7 of Notes to Consolidated Financial Statements for a discussion of the senior notes.

(4)
Dividends received from consolidated subsidiaries totaled $231.5 million, $121.5 million and $103.5 million in 2010, 2009 and 2008, respectively.

(5)
The Company's cash and cash equivalents and short-term investments are available for liquidity needs in 2011.

SCHEDULE III

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
As of December 31, 2010, 2009 and 2008 and for the Years Then Ended

	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses	Net Commissions and Change in Deferred Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
	(in thousands)
2010
Property-Casualty
Domestic	$109,827	$4,978,961	$592,269	$1,966,543	$320,469	$1,318,584	$465,641	$99,428	$1,949,520
International:
Europe	63,881	2,821,771	308,270	1,373,393	119,414	1,035,560	295,052	54,679	1,401,884
Other	64,588	1,219,878	311,996	518,684	33,664	327,630	169,229	23,517	530,289

Consolidated	$238,296	$9,020,610	$1,212,535	$3,858,620	$473,547	$2,681,774	$929,922	$177,624	$3,881,693

2009
Property-Casualty
Domestic	$120,061	$5,116,056	$600,247	$2,064,778	$309,747	$1,364,082	$478,448	$86,802	$2,051,053
International:
Europe	59,496	2,786,126	306,211	1,442,326	125,114	1,066,717	315,308	49,344	1,405,209
Other	57,909	706,923	281,068	531,978	32,541	248,372	146,568	22,035	529,839

Consolidated	$237,466	$8,609,105	$1,187,526	$4,039,082	$467,402	$2,679,171	$940,324	$158,181	$3,986,101

2008
Property-Casualty
Domestic	$122,447	$4,949,708	$616,700	$2,043,053	$259,379	$1,607,543	$471,575	$65,804	$2,035,661
International:
Europe	63,320	2,551,940	317,820	1,525,334	146,202	1,051,019	354,425	45,901	1,562,118
Other	53,843	622,834	285,613	499,002	34,870	248,665	147,670	19,850	510,313

Consolidated	$239,610	$8,124,482	$1,220,133	$4,067,389	$440,451	$2,907,227	$973,670	$131,555	$4,108,092

SCHEDULE IV

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
REINSURANCE
For the Years Ended December 31, 2010, 2009 and 2008

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(dollars in thousands)
2010
Premiums written:
Property-Casualty	—	$251,238	$4,132,931	$3,881,693	106%
2009
Premiums written:
Property-Casualty	—	$217,676	$4,203,777	$3,986,101	105%
2008
Premiums written:
Property-Casualty	—	$315,149	$4,423,241	$4,108,092	108%

SCHEDULE VI

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
As of December 31, 2010, 2009 and 2008 and For the Years Then Ended

	Deferred Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Discount if any Deducted	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Related to Current Year	Net Losses and Loss Adjustment Expenses Related to Prior Years	Net Commissions and Change in Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
	(in thousands)
2010	$238,296	$9,020,610	$—	$1,212,535	$3,858,620	$473,547	$2,738,733	$(56,959)	$929,922	$2,207,474	$3,881,693
2009	237,466	8,609,105	—	1,187,526	4,039,082	467,402	2,718,119	(38,948)	940,324	2,421,008	3,986,101
2008	239,610	8,124,482	—	1,220,133	4,067,389	440,451	2,907,711	(484)	973,670	2,116,050	4,108,092

EXHIBIT INDEX

Exhibit No.		Description	Location
3.1	—	Restated Certificate of Incorporation of Transatlantic Holdings, Inc., dated September 8, 2009.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009, and incorporated herein by reference.
3.2	—	Amended and Restated By-Laws of Transatlantic Holdings, Inc., dated September 8, 2009.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009, and incorporated herein by reference.
4.1	—	Form of Common Stock Certificate.	Filed as an exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
4.2.1	—	Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.2.2	—	First Supplemental Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.2.3	—	Second Supplemental Indenture by and among Transatlantic Holdings, Inc. and The Bank of New York Mellon, dated November 23, 2009.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated November 23, 2009, and incorporated herein by reference.
4.3	—	Voting Agreement by and between Transatlantic Holdings, Inc. and Davis Selected Advisors L.P., dated June 8, 2009.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated June 10, 2009, and incorporated herein by reference.
10.1	—	Investment Management Agreement between Transatlantic Holdings, Inc. and BlackRock Financial Management, Inc. dated June 30, 2009.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated July 2, 2009, and incorporated herein by reference.
10.2	—	Transatlantic Holdings, Inc. 2000 Stock Option Plan*.	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-50298) and incorporated herein by reference.
10.2.1	—	Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*.	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-111513) and incorporated herein by reference.
10.2.2	—	Form of Transatlantic Holdings, Inc. 2000 Stock Option Plan stock option agreement*.	Filed as an exhibit to the Company's 2004 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2004, and incorporated herein by reference.

Exhibit No.		Description	Location
10.2.3	—	Form of Transatlantic Holdings, Inc. 2003 Stock Incentive Plan RSU award agreement*.	Filed as an exhibit to the Company's 2004 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2004, and incorporated herein by reference.
10.2.4	—	Amended Transatlantic Holdings, Inc. 2000 Stock Option Plan*.	Filed as an appendix to the Company's Definitive Proxy Statement (File No. 1-10545) dated April 18, 2008, and incorporated herein by reference.
10.2.5	—	Amended Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*.	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-135832) and incorporated herein by reference.
10.2.6	—	Transatlantic Holdings, Inc. Partners Plan*.	Filed as an exhibit to the Company's 2006 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2006, and incorporated herein by reference.
10.2.7	—	Transatlantic Holdings, Inc. Senior Partners Plan*.	Filed as an exhibit to the Company's 2006 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2006, and incorporated herein by reference.
10.2.8	—	Transatlantic Holdings, Inc. Annual Bonus Plan*.	Filed as an exhibit to the Company's 2006 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2006, and incorporated herein by reference.
10.2.9	—	Form of Transatlantic Holdings, Inc. Partners Plan Performance RSU Award Agreement*.	Filed as an exhibit to the Company's 2006 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2006, and incorporated herein by reference.
10.2.10	—	Form of Transatlantic Holdings, Inc. Senior Partners Plan Performance RSU Award Agreement*.	Filed as an exhibit to the Company's 2006 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2006, and incorporated herein by reference.
10.2.11	—	Transatlantic Holdings, Inc. 2008 Non-Employee Directors' Stock Plan*.	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-152095) and incorporated herein by reference.
10.2.12	—	Transatlantic Holdings, Inc. Executive Severance Plan*.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated May 29, 2008, and incorporated herein by reference.

Exhibit No.		Description	Location
10.2.13	—	Form of Transatlantic Holdings, Inc. Retention Bonus Letters*.	Filed as an exhibit to the Company's 2008 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2008, and incorporated herein by reference.
10.2.14	—	Amendment No. 1 to the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*.	Filed as an exhibit to the Company's 2008 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2008, and incorporated herein by reference.
10.2.15	—	Amendment No. 1 to the Transatlantic Holdings, Inc. Partners Plan*.	Filed as an exhibit to the Company's 2008 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2008, and incorporated herein by reference.
10.2.16	—	Amendment No. 1 to the Transatlantic Holdings, Inc. Senior Partners Plan*.	Filed as an exhibit to the Company's 2008 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2008, and incorporated herein by reference.
10.2.17	—	Transatlantic Holdings, Inc. 2009 Long Term Equity Incentive Plan*.	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-159398) and incorporated herein by reference.
10.2.18	—	Transatlantic Holdings, Inc. 2007 Executive Bonus Plan*.	Filed as an appendix to the Company's Definitive Proxy Statement (File No. 1-10545) dated April 8, 2010 and incorporated herein by reference.
10.2.19	—	Transatlantic Holdings, Inc. 2010 U.K. Sharesave Plan*.	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-168024) and incorporated herein by reference.
10.3	—	Management Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated February 15, 1991.	Filed as an exhibit to the Company's 1995 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.
10.4	—	Quota Share Reinsurance Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated December 6, 1995.	Filed as an exhibit to the Company's 1995 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.
21.1	—	Subsidiaries of the registrant.	Filed herewith.
23.1	—	Consent of PricewaterhouseCoopers LLP.	Filed herewith.
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Filed herewith.

Exhibit No.		Description	Location
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Provided herewith.
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Provided herewith.
101	—
		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; (v) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text**.	Furnished herewith.

*
Management contract or compensatory plan or agreement.
**
This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.