Form 10-Q
period 2011-03-31
TRANSATLANTIC HOLDINGS INC
filed 2011-05-04
CIK 862510

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2011. 62,475,513.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

i

Part I — Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2011 and December 31, 2010

(Unaudited)

	2011	2010
	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2011-$1,235,817; 2010-$1,240,678)	$1,188,705	$1,189,801
Available for sale, at fair value (amortized cost: 2011-$10,833,128; 2010-$10,727,717)	10,893,804	10,822,336
Equities, available for sale, at fair value (cost: 2011-$546,503; 2010-$476,516)	600,113	564,530
Other invested assets	256,193	275,977
Short-term investments, at cost (approximates fair value)	213,235	120,095
Total investments	13,152,050	12,972,739
Cash and cash equivalents	331,307	284,491
Accrued investment income receivable	147,838	150,695
Premium balances receivable, net	784,260	605,094
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	882,007	819,734
Deferred policy acquisition costs	268,484	238,296
Prepaid reinsurance premiums	81,800	75,291
Deferred tax assets, net	460,134	463,808
Other assets	227,502	95,206
Total assets	$16,335,382	$15,705,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$9,773,978	$9,020,610
Unearned premiums	1,321,276	1,212,535
Senior notes	1,005,683	1,030,511
Other liabilities	193,072	157,239
Total liabilities	12,294,009	11,420,895

Commitments and contingent liabilities

Preferred stock, $1.00 par value; shares authorized: 10,000,000; none issued	—	—
Common stock, $1.00 par value; shares authorized: 200,000,000; shares issued: 2011-67,838,313; 2010-67,611,341	67,838	67,611
Additional paid-in capital	317,731	318,064
Accumulated other comprehensive income	114,790	154,615
Retained earnings	3,785,736	3,988,891
Treasury stock, at cost: 5,362,800 shares of common stock	(244,722)	(244,722)
Total stockholders’ equity	4,041,373	4,284,459
Total liabilities and stockholders’ equity	$16,335,382	$15,705,354

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except per share data)
Revenues:
Net premiums written	$1,043,824	$1,026,299
Increase in net unearned premiums	(86,995)	(33,704)
Net premiums earned	956,829	992,595

Net investment income	106,840	112,610

Realized net capital gains (losses):
Total other-than-temporary impairments	(1,500)	(13,045)
Less: other-than-temporary impairments recognized in other comprehensive (loss) income	—	6,713
Other-than-temporary impairments charged to earnings	(1,500)	(6,332)
Other realized net capital gains	56,912	4,443
Total realized net capital gains (losses)	55,412	(1,889)

Loss on early extinguishment of debt	(1,179)	—
Total revenues	1,117,902	1,103,316
Expenses:
Net losses and loss adjustment expenses	1,169,052	786,324
Net commissions	241,001	234,512
Increase in deferred policy acquisition costs	(32,160)	(5,500)
Other underwriting expenses	36,725	44,129
Interest on senior notes	16,894	17,086
Other expenses, net	7,152	7,685
Total expenses	1,438,664	1,084,236
(Loss) income before income taxes	(320,762)	19,080
Income taxes (benefits)	(130,610)	3,205
Net (loss) income	$(190,152)	$15,875

Net (loss) income per common share:
Basic	$(3.05)	$0.24
Diluted	(3.05)	0.24

Cash dividends declared per common share	$0.21	$0.20

Weighted average common shares outstanding:
Basic	62,365	65,879
Diluted	62,365	66,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Net cash provided by operating activities	$183,453	$220,460

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	255,344	192,086
Proceeds of fixed maturities available for sale redeemed or matured	270,543	215,414
Proceeds of equities available for sale sold	257,511	88,080
Purchase of fixed maturities available for sale	(544,225)	(834,647)
Purchase of equities available for sale	(263,623)	(69,173)
Net sale of other invested assets	13,572	1,961
Net (purchase) sale of short-term investments	(93,100)	492,339
Change in other liabilities for securities in course of settlement	4,483	58,808
Net cash (used in) provided by investing activities	(99,495)	144,868
Cash flows from financing activities:
Dividends to stockholders	(13,103)	(13,294)
Common stock issued	(6,390)	(2,408)
Acquisition of treasury stock	—	(113,478)
Repurchase of senior notes	(26,110)	—
Other, net	1,281	(1,014)
Net cash used in financing activities	(44,322)	(130,194)
Effect of exchange rate changes on cash and cash equivalents	7,180	(7,073)
Change in cash and cash equivalents	46,816	228,061
Cash and cash equivalents, beginning of period	284,491	195,723
Cash and cash equivalents, end of period	$331,307	$423,784

Supplemental cash flow information:
Income taxes (paid), net	$(10,636)	$(10,047)
Interest (paid) on senior notes	(220)	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Net (loss) income	$(190,152)	$15,875

Other comprehensive (loss) income:
Net unrealized depreciation of investments, net of tax:
Net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken	—	(6,713)
Net unrealized holding losses on all other securities	(10,313)	(14,273)
Reclassification adjustment for gains included in net (loss) income	(58,110)	(13,112)
Deferred income tax benefit	23,948	11,934
	(44,475)	(22,164)

Change in retirement plan liability, net of tax:
Change in retirement plan liability	(852)	—
Deferred income tax benefit	298	—
	(554)	—

Net unrealized currency translation gain, net of tax:
Net unrealized currency translation gain	8,006	118,198
Deferred income tax charge	(2,802)	(41,370)
	5,204	76,828

Other comprehensive (loss) income	(39,825)	54,664

Comprehensive (loss) income	$(229,977)	$70,539

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

These unaudited condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the U.S. (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries, “TRH”) for the year ended December 31, 2010.

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

TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, other-than-temporary impairments (“OTTI”) of investments and premium revenues, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH’s condensed consolidated financial statements and footnotes.  The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation.  To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected, possibly materially.

Subsequent events through the time of filing of this Form 10-Q were evaluated for potential recognition or disclosure in the financial statements.

Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

Correction of Amortized Cost or Cost of Certain Fixed Maturities and Equities Denominated in Functional Currencies

The below error and related corrections did not have a material effect on the current or any prior period and thus, prior period financial statements have not been restated.

In the first quarter of 2010, it was determined that as of December 31, 2009 the amortized cost of fixed maturities and cost of equities available for sale that were denominated in functional currencies were incorrectly translated into the reporting currency (i.e., U.S. dollars) using historical, rather than period-end, foreign currency exchange rates.  This practice, which began in the third quarter of 2009, resulted in an understatement of amortized cost or cost of such investments of $98.1 million ($80.1 million relating to fixed maturities and $18.0 million relating to equities) as of December 31, 2009.  Thus, net unrealized appreciation of investments, net of tax, (a component of accumulated other comprehensive income (“AOCI”) on the Balance Sheet) was overstated by $63.7 million as of December 31, 2009 with an equal and offsetting overstatement of net unrealized currency translation loss, net of tax (also a component of AOCI).  The related components of other comprehensive income (loss) (“OCI”) were similarly affected, with no net effect on OCI. The error discussed above had no net effect on AOCI, stockholders’ equity, net income, comprehensive income or cash flows for the full-year 2009 or any of its quarters.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

For all interim and annual periods subsequent to December 31, 2009, the amortized cost of fixed maturities and cost of equities available for sale that are denominated in functional currencies were properly translated into the reporting currency using period-end foreign currency exchange rates. However, as the correction of the treatment discussed earlier occurred in the first quarter of 2010, both net unrealized depreciation of investments, net of tax, and net unrealized currency translation gain, net of tax, in the Statement of Comprehensive Income for the three months ended March 31, 2010 include $63.7 million related to this correction, with no net effect on OCI. In addition, this correction had no net impact on AOCI and stockholders’ equity as of March 31, 2010 nor did it have any net impact on net income, comprehensive income or cash flows for the three months ended March 31, 2010.

2. Recent Accounting Standards

(a) Adoption of new accounting guidance on disclosures about fair value measurements (Accounting Standards Update (“ASU”) 2010-06)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on disclosures about fair value measurements. This guidance requires the amounts and reasons for significant transfers in and out of Levels 1 and 2 to be discussed. In addition, a greater level of disaggregation of asset and liability classes is required in fair value measurement disclosures. For fair value measurements that fall in either Level 2 or Level 3, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. TRH adopted this portion of the guidance in the first quarter of 2010.  The adoption of this guidance had no effect on TRH’s consolidated financial condition, results of operations or cash flows.

In addition, for activity within Level 3, this guidance requires that purchases, sales, issuances and settlements be presented separately rather than as one net amount. TRH adopted this portion of the guidance prospectively in the first quarter of 2011.  The adoption of this guidance had no effect on TRH’s consolidated financial condition, results of operations or cash flows.

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

3. Fair Value Measurements

(a) Fair Value Measurements on a Recurring Basis

TRH measures at fair value on a recurring basis financial instruments included principally in its available for sale securities portfolios and short-term investments. The fair value of a financial instrument is the amount that would be received to sell an asset or settle a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

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

TRH management is responsible for the determination of the value of the financial assets and the supporting methodologies and assumptions. With respect to securities, TRH employs independent third party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When TRH’s valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting from brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

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

(2) Short-Term Investments

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

•                  Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include most government and government agency securities, state, municipal and political subdivision obligations, most investment-grade and high-yield corporate bonds, most residential mortgage-backed securities (“RMBS”), most commercial mortgage-backed securities (“CMBS”), most other asset-backed securities and short-term investments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(d) Assets Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of March 31, 2011
Assets(1):
Fixed maturities available for sale:
U.S. Government	$—	$25.9	$—	$25.9
U.S. Government agencies	—	857.3	—	857.3
States, municipalities and political subdivisions	—	4,747.2	—	4,747.2
Foreign governments	—	712.5	0.8	713.3
U.S. corporate	—	2,123.3	—	2,123.3
Foreign corporate	—	1,841.7	—	1,841.7
Asset-backed:
RMBS	—	220.5	26.8	247.3
CMBS	—	175.1	78.1	253.2
Other asset-backed	—	72.2	12.4	84.6
Total fixed maturities available for sale	—	10,775.7	118.1	10,893.8
Equities available for sale	595.1	—	5.0	600.1
Other invested assets(2)	—	—	63.5	63.5
Short-term investments(3)	—	213.3	—	213.3
Total	$595.1	$10,989.0	$186.6	$11,770.7

As of December 31, 2010
Assets(1):
Fixed maturities available for sale:
U.S. Government	$—	$25.6	$—	$25.6
U.S. Government agencies	—	864.6	—	864.6
States, municipalities and political subdivisions	—	4,841.6	—	4,841.6
Foreign governments	—	800.5	0.8	801.3
U.S. corporate	—	1,957.2	6.5	1,963.7
Foreign corporate	—	1,731.7	—	1,731.7
Asset-backed:
RMBS	—	217.8	26.7	244.5
CMBS	—	158.8	91.2	250.0
Other asset-backed	—	85.9	13.4	99.3
Total fixed maturities available for sale	—	10,683.7	138.6	10,822.3
Equities available for sale	559.5	—	5.0	564.5
Other invested assets(2)	—	—	86.4	86.4
Short-term investments(3)	—	120.2	—	120.2
Total	$559.5	$10,803.9	$230.0	$11,593.4

(1) Represents only items measured at fair value.

(2) Primarily private equities.

(3) Short-term investments in Level 2 are carried at cost or amortized cost, which approximates fair value.

During the first quarter of 2011, there were no transfers in or out of Level 1, $20.2 million of transfers into Level 2 from Level 3 and no transfers out of Level 2 into Level 3.  The transfers into Level 2 from Level 3 in the first quarter of 2011 were due to an increase in observable inputs related to the valuation of such securities. During the first quarter of 2010, there were no significant transfers in or out of Level 1, Level 2 or Level 3.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At March 31, 2011 and December 31, 2010, Level 3 assets totaled $186.6 million and $230.0 million, respectively, representing 1.6% and 2.0%, respectively, of total assets measured at fair value on a recurring basis.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at March 31, 2011 and December 31, 2010 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Net unrealized depreciation related to Level 3 investments at March 31, 2011 and December 31, 2010 approximated $5.8 million and $6.7 million, respectively.

The following tables present analyses of the changes during the three month periods ended March 31, 2011 and 2010 in Level 3 assets measured at fair value on a recurring basis:

	Fixed Maturities Available for Sale
			Asset-backed:
					Other	Equities	Other
Three Months Ended	Foreign	U.S.			Asset-	Available	Invested	Other
March 31, 2011	Governments	Corporate	RMBS	CMBS	backed	for Sale	Assets(2)	Assets	Total
	(in millions)
Balance January 1, 2011	$0.8	$6.5	$26.7	$91.2	$13.4	$5.0	$86.4	$—	$230.0
Net realized/unrealized gains (losses) included in:
Net investment income	—	—	0.5	(0.3)	—	—	(10.5)	—	(10.3)
Realized net capital gains(1)	—	—	—	—	—	—	—	—	—
AOCI	—	—	0.9	1.5	0.3	—	0.1	—	2.8
Purchases	—	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	(12.5)	—	(12.5)
Issuances	—	—	—	—	—	—	—	—	—
Settlements	—	—	(1.3)	(0.6)	(1.3)	—	—	—	(3.2)
Transfers into Level 3	—	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	(6.5)	—	(13.7)	—	—	—	—	(20.2)
Balance March 31, 2011	$0.8	$—	$26.8	$78.1	$12.4	$5.0	$63.5	$—	$186.6

(1)	There was no OTTI recorded in realized net capital gains in the three months ended March 31, 2011 on instruments still held at period end.
(2)	Primarily private equities.

	Fixed Maturities Available for Sale
			Asset-backed:
					Other	Equities	Other
Three Months Ended	Foreign	U.S.			Asset-	Available	Invested	Other
March 31, 2010	Governments	Corporate	RMBS	CMBS	backed	for Sale	Assets(2)	Assets	Total
	(in millions)
Balance January 1, 2010	$1.4	$—	$18.6	$32.7	$17.6	$7.5	$72.2	$—	$150.0
Net realized/unrealized gains (losses) included in:
Net investment income	—	—	(0.4)	(0.1)	—	—	(3.2)	—	(3.7)
Realized net capital losses(1)	—	—	(6.1)	—	—	—	—	—	(6.1)
AOCI	0.2	—	8.8	1.7	0.3	—	0.2	—	11.2
Purchases, sales, issuances and settlements, net	(1.6)	—	(1.7)	(0.4)	(1.6)	—	(1.5)	2.4	(4.4)
Transfers in (out) of Level 3, net	—	—	—	—	—	—	—	—	—
Balance March 31, 2010	$—	$—	$19.2	$33.9	$16.3	$7.5	$67.7	$2.4	$147.0

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(e) Assets Measured at Fair Value on a Non-Recurring Basis

None of TRH’s assets were written down to fair value on a non-recurring basis during the three month periods ended March 31, 2011 and 2010.

4. Investments

(a) Statutory Deposits

Investments with carrying values of $617 million and $574 million at March 31, 2011 and December 31, 2010, respectively, were deposited with governmental authorities as required by law. The substantial majority of these deposits are fixed maturities and equities available for sale.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(b) Gross Unrealized Gains and Losses

The amortized cost and fair value of fixed maturities at March 31, 2011 and December 31, 2010 are summarized as follows:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value	OTTI(1)
			(in thousands)
March 31, 2011
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,188,705	$49,716	$(2,604)	$1,235,817	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government	$24,624	$1,251	$(4)	$25,871	$—
U.S. Government agencies	851,983	9,824	(4,505)	857,302	—
States, municipalities and political subdivisions	4,695,686	111,975	(60,455)	4,747,206	—
Foreign governments	709,058	5,732	(1,477)	713,313	—
U.S. corporate	2,110,092	30,872	(17,649)	2,123,315	(386)
Foreign corporate	1,822,536	33,004	(13,814)	1,841,726	—
Asset-backed:
RMBS	285,786	1,863	(40,382)	247,267	(113,820)
CMBS	248,625	10,368	(5,745)	253,248	—
Other asset-backed	84,738	1,067	(1,249)	84,556	—
Total	$10,833,128	$205,956	$(145,280)	$10,893,804	$(114,206)

December 31, 2010
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,189,801	$54,641	$(3,764)	$1,240,678	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government	$24,164	$1,465	$(3)	$25,626	$—
U.S. Government agencies	856,708	11,215	(3,324)	864,599	—
States, municipalities and political subdivisions	4,785,607	119,890	(63,858)	4,841,639	—
Foreign governments	790,710	11,248	(650)	801,308	—
U.S. corporate	1,944,114	34,544	(14,934)	1,963,724	(386)
Foreign corporate	1,692,919	48,816	(10,107)	1,731,628	—
Asset-backed:
RMBS	285,431	525	(41,416)	244,540	(113,820)
CMBS	248,258	7,850	(6,117)	249,991	—
Other asset-backed	99,806	812	(1,337)	99,281	—
Total	$10,727,717	$236,365	$(141,746)	$10,822,336	$(114,206)

(1)  Represents the non-credit portion of OTTI, not adjusted for subsequent changes in unrealized gains or losses, taken on securities still held as of period-end.

At March 31, 2011 and December 31, 2010, net unrealized appreciation of equities available for sale included gross gains of $61.6 million and $92.5 million, respectively, and gross losses of ($8.0) million and ($4.5) million, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(c) Contractual Maturities of Fixed Maturities

The amortized cost and fair value of fixed maturities at March 31, 2011 and December 31, 2010 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	As of March 31, 2011		As of December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Fixed maturities held to maturity:
Due after one through five years	$55,355	$60,368	$55,500	$60,665
Due after five years through ten years	268,656	278,554	254,486	266,205
Due after ten years	864,694	896,895	879,815	913,808
Total	$1,188,705	$1,235,817	$1,189,801	$1,240,678

Fixed maturities available for sale:
Non-asset backed and non-U.S. Government agencies:
Due in one year or less	$368,838	$371,663	$361,122	$363,335
Due after one through five years	3,547,496	3,585,352	3,303,262	3,360,370
Due after five through ten years	2,289,395	2,345,205	2,273,752	2,348,238
Due after ten years	3,156,267	3,149,212	3,299,378	3,291,983
Asset-backed and U.S. Government agencies(1)	1,471,132	1,442,372	1,490,203	1,458,410
Total	$10,833,128	$10,893,804	$10,727,717	$10,822,336

(1) Asset-backed and U.S. Government agency fixed maturities by their nature do not generally have single maturity dates.

(d) Net Investment Income

An analysis of net investment income follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Fixed maturities	$112,276	$108,661
Equities	4,187	2,563
Other invested assets (including alternative investments)	(7,325)	1,909
Other	1,181	2,658
Total investment income	110,319	115,791
Investment expenses	(3,479)	(3,181)
Net investment income	$106,840	$112,610

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(e) Investment Gains and Losses

Realized net capital gains (losses) are summarized as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Realized net capital gains (losses) resulted from:
Total OTTI	$(1,500)	$(13,045)
Less: OTTI recognized in OCI	—	6,713
OTTI charged to earnings	(1,500)	(6,332)
Sales and redemptions of securities	59,610	19,444
Net foreign currency transaction losses	(2,698)	(15,001)
Total	$55,412	$(1,889)

Realized net capital gains (losses) by source:
Fixed maturities	$(713)	$(1,737)
Equities available for sale	58,822	14,848
Net foreign currency transaction losses	(2,698)	(15,001)
Other	1	1
Total	$55,412	$(1,889)

The change in net unrealized appreciation of investments is summarized as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Change in net unrealized appreciation of investments, before deferred income tax effect:
Fixed maturities held to maturity carried at amortized cost	$(3,766)	$(771)

Fixed maturities available for sale carried at fair value(1)	$(33,943)	$(26,269)
Equity securities available for sale carried at fair value(1)	(34,404)	(8,095)
Other	(76)	266
Total	$(68,423)	$(34,098)

(1) See Note 1 of Notes to Condensed Consolidated Financial Statements.

Gross realized gains and gross realized losses on sales and redemptions of TRH’s available for sale securities were as follows:

	Three Months Ended March 31,
	2011		2010
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(in millions)
Fixed maturities	$1.9	$(1.7)	$6.8	$(2.2)
Equity securities	61.3	(1.9)	15.4	(0.6)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Equity securities sold at a loss in the first quarter of 2011 and 2010 were in a continuous unrealized loss position for 12 months or less and did not meet the conditions of TRH’s accounting policy to be considered OTTI at any quarter-end prior to the time of sale. (See Note 4(g) for the criteria TRH uses to evaluate if an equity investment is considered OTTI.)  TRH’s equity security investment strategy includes the intent to optimize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.

In the first quarter of 2011 and 2010, the gross realized losses from sales and redemptions of equities available for sale were due in part to the rebalancing of TRH’s equity portfolio.

In general, gross realized losses on sales of fixed maturities were the result of (a) TRH’s desire to manage the duration, credit and concentration risk of the investment portfolio as part of its overall view of prudent management of an available for sale fixed maturity investment portfolio; and (b) the disposition of certain securities that, based on TRH’s judgment, were unlikely to provide on a relative basis as attractive a return as alternative securities entailing comparable risk.

As discussed in Note 4(g), the OTTI amounts on certain fixed maturities are separated into credit loss and non-credit loss components. The credit loss impairments are recognized in earnings as realized capital losses, while the non-credit loss impairments are recorded in OCI. The following table sets forth the amount of credit loss impairments on fixed maturities held by TRH as of March 31, 2011 and 2010, for which a portion of the OTTI amount was recorded in OCI.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Beginning balance	$10.8	$4.5
New securities subject to credit impairment losses	—	6.3
Ending balance	$10.8	$10.8

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(f) Aging of Gross Unrealized Losses

As of March 31, 2011 and December 31, 2010, the aging of the gross unrealized losses with respect to all fixed maturities, including both held to maturity and available for sale, and equities, grouped by months in a continuous unrealized loss position, was as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in millions)
March 31, 2011:
Fixed maturities:
U.S. Government	$6	$ *	$—	$—	$6	$ *
U.S. Government agencies	256	(5)	3	*	259	(5)
States, municipalities and political subdivisions	1,339	(42)	90	(21)	1,429	(63)
Foreign governments	267	(1)	—	—	267	(1)
U.S. corporate	992	(18)	8	*	1,000	(18)
Foreign corporate	594	(11)	98	(3)	692	(14)
Asset-backed:
RMBS	—	—	223	(40)	223	(40)
CMBS	12	*	50	(6)	62	(6)
Other asset-backed	6	*	30	(1)	36	(1)
Total fixed maturities	3,472	(77)	502	(71)	3,974	(148)
Equities available for sale	174	(8)	—	—	174	(8)
Total	$3,646	$(85)	$502	$(71)	$4,148	$(156)

December 31, 2010:
Fixed maturities:
U.S. Government	$6	$ *	$—	$—	$6	$ *
U.S. Government agencies	179	(3)	—	—	179	(3)
States, municipalities and political subdivisions	1,367	(49)	91	(19)	1,458	(68)
Foreign governments	162	(1)	—	—	162	(1)
U.S. corporate	709	(15)	8	*	717	(15)
Foreign corporate	277	(5)	112	(5)	389	(10)
Asset-backed:
RMBS	46	(2)	175	(40)	221	(42)
CMBS	38	*	49	(6)	87	(6)
Other asset-backed	32	*	31	(1)	63	(1)
Total fixed maturities	2,816	(75)	466	(71)	3,282	(146)
Equities available for sale	58	(4)	—	—	58	(4)
Total	$2,874	$(79)	$466	$(71)	$3,340	$(150)

* Rounds to zero.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At March 31, 2011, the carrying value of TRH’s fixed maturity and equity securities aggregated $12.68 billion with aggregate pre-tax gross unrealized losses of $156 million. Additional information about these securities is as follows:

•                  Securities with gross unrealized losses were valued, in the aggregate, at approximately 96.4% of their current cost or amortized cost.

•                  Approximately 98.4% of these securities had unrealized losses of less than or equal to 20% of their current cost or amortized cost.

•                  Approximately 0.7% of the fixed maturity securities had issuer credit ratings which were below investment grade or not rated.

At March 31, 2011, TRH held 439 and 316 individual fixed maturity and equity investments, respectively, that were in an unrealized loss position, of which, 91 individual fixed maturity investments were in a continuous unrealized loss position for 12 months or more.

As of March 31, 2011 and December 31, 2010, no single issuer accounted for more than 11% of the aggregate gross unrealized losses.

At March 31, 2011 and December 31, 2010, the gross unrealized losses for all fixed maturities, including both held to maturity and available for sale, and equities available for sale included the following concentrations:

	Concentration as of
	March 31, 2011	December 31, 2010
	(in millions)
States, municipalities and political subdivisions	$63	$68
RMBS	40	41
Banking and financial institutions	14	11
CMBS	6	6
Other	33	24
Total	$156	$150

The fair value of fixed maturities in an unrealized loss position at March 31, 2011 and December 31, 2010, by contractual maturity, is shown below:

	March 31, 2011	December 31, 2010
	(in millions)
Non-asset backed and non-U.S. Government agencies:
Due in one year or less	$62	$68
Due after one year through five years	1,484	926
Due after five through ten years	489	297
Due after ten years	1,359	1,441
Asset-backed and U.S. Government agencies(1)	580	550
Total	$3,974	$3,282

(1) Asset-backed and U.S. Government agency fixed maturities by their nature do not generally have single maturity dates.

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

The determination that a security has incurred OTTI requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline in which TRH would not be able to reasonably assert that the impairment period would be temporary (severity losses). The analysis of any individual security for OTTI is performed in its functional currency. Additional criteria considered includes a security’s business prospects, the investment’s credit ratings and whether there have been any recent downgrades, whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment, market values, issuer specific financial information and available information from asset managers and rating agencies for individual securities.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At March 31, 2011, the large majority of fixed maturities in an unrealized loss position consist of highly-rated state, municipality or political subdivision, corporate and asset-backed fixed maturities. TRH did not consider the unrealized losses on these impaired fixed maturities to be credit related. In making these determinations, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH’s history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs. TRH does not intend to sell these securities, and will not likely be required to sell these securities before an anticipated recovery in fair value. Other considerations included the length of time and extent to which the security has been in an unrealized loss position, observable adverse conditions specifically related to the issuer or industry sector of the security, conditions in the country of issuance or primary market for the security, historical and implied volatility of the security’s fair value, defaults on principal or interest payments, and recoveries or further declines in fair value subsequent to the balance sheet date.

At March 31, 2011, the pre-tax gross unrealized loss for equities was $8 million, of which none were in an unrealized loss position for 12 months or more. As these equities did not meet TRH’s equity security OTTI criteria and TRH has the intent and ability to hold these securities to recovery, TRH determined that there was no OTTI on these securities.

5. Income Taxes

The U.S. federal income tax rate was 35% for 2011 and 2010. Actual tax (benefit) expense on (loss) income before income taxes for the three months ended March 31, 2011 and 2010 differs from the expected amount computed by applying the U.S. federal income tax rate because of the following:

	Three Months Ended March 31,
	2011		2010
		Percent of		Percent of
		Loss Before		Income Before
	Amount	Income Taxes	Amount	Income Taxes
	(dollars in thousands)
Expected tax (benefit) expense	$(112,267)	35.0%	$6,678	35.0%
Adjustments:
Tax exempt interest	(19,503)	6.1	(22,327)	(117.0)
Dividends received deduction	(604)	0.2	(363)	(1.9)
Effective tax rate method adjustment	—	—	18,823	98.6
Other	1,764	(0.6)	394	2.1
Actual tax (benefit) expense	$(130,610)	40.7%	$3,205	16.8%

Due to the size and timing of catastrophe costs in the first quarter of 2011, TRH is unable to reliably estimate the annual effective tax rate for 2011 as small changes to the assumptions underlying its full year pre-tax income projections produce large changes in the annual effective tax rate.  As a result, tax (benefit) expense in the first quarter of 2011 has been calculated on a discrete basis utilizing the actual quarterly effective tax rate.

In 2010, TRH applied the effective tax rate method for interim periods.  Under the effective tax rate method, the estimated full year effective tax rate is applied to the interim year-to-date income before income taxes to determine the income tax expense for the year-to-date period.  Tax expense for any quarter represents the difference between the year-to-date amount for the current year-to-date period less such amount for the immediately preceding year-to-date period.  In estimating the full year effective tax rate, management takes into account the estimated impact of all known events.

TRH recorded income tax benefits of $191 million in the first quarter of 2011 from pre-tax net catastrophe costs relating to events occurring in the first three months of 2011.  TRH recorded income tax benefits of $27 million in the first quarter of 2010 from pre-tax net catastrophe costs relating to events occurring in the first three months of 2010.  $19 million of additional tax benefits from pre-tax net catastrophe costs incurred in the first three months of 2010 were recognized in subsequent quarters of 2010 due to the application of the effective tax rate method.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6. Senior Notes

In December 2005, the Company completed a public offering of $750 million aggregate principal amount of its 5.75% senior notes due on December 14, 2015 (the “2015 Notes”). In November 2009, the Company completed a public offering of $350 million aggregate principal amount of its 8.00% senior notes due on November 30, 2039 (the “2039 Notes” and together with the 2015 Notes, the “Senior Notes”).

In the first three months of 2011, TRH repurchased portions of the 2015 Notes.  No repurchases of the 2015 Notes occurred in the first three months of 2010.  No repurchases of the 2039 Notes occurred in the first three months of 2011 and 2010. The impact of the repurchases of the 2015 Notes on the first quarter of 2011 is detailed below:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Principal amount repurchased	$25	$—
Repurchase price	26	—
Loss on early extinguishment of debt	(1)	—

The balance sheet carrying value, unamortized original issue discount, outstanding principal amount and fair value of the Senior Notes are presented below. The unamortized original issue discount is being amortized over the term of the notes on the effective interest rate method. The fair values are based on quoted market prices.

	As of March 31, 2011		As of December 31, 2010
	2015 Notes	2039 Notes	2015 Notes	2039 Notes
	(in millions)
Balance sheet carrying amount	$665.3	$340.4	$690.1	$340.4
Unamortized original issue discount	1.7	9.6	1.9	9.6
Outstanding principal amount	667.0	350.0	692.0	350.0
Fair value	711.4	381.6	736.6	351.1

Interest expense incurred and paid in connection with the Senior Notes was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Interest expense incurred	$16,894	$17,086
Interest paid	220	—

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. Net (Loss) Income Per Common Share

Net (loss) income per common share has been computed in the following table based upon weighted average common shares outstanding.

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except per share data)
Net (loss) income (numerator)	$(190,152)	$15,875

Weighted average common shares outstanding used in the computation of net (loss) income per common share:
Average shares issued	67,728	67,485
Less: Average shares in treasury	(5,363)	(1,606)
Average outstanding shares - basic (denominator)	62,365	65,879
Average potential shares from stock compensation(1)	—	672
Average outstanding shares - diluted (denominator)	62,365	66,551

Net (loss) income per common share:
Basic	$(3.05)	$0.24
Diluted	(3.05)	0.24

(1)

As the impact of potential shares for the three months ended March 31, 2011 is anti-dilutive (i.e., reduces the net loss per common share), the effect of 3.5 million potential shares is not included in the diluted net loss per common share calculation. The three months ended March 31, 2010 excludes the effect of 1.8 million anti-dilutive shares (from a total of 3.6 million potential shares).

8. Impact of Catastrophe Costs

Net catastrophe costs represent TRH’s best estimates of the aggregate ultimate costs to be incurred relating to significant catastrophe events based upon information available at the time the estimate was made. These catastrophe cost estimates reflect significant judgment relating to many factors, including the ultimate resolution of certain legal and other issues.

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

The first quarter of 2011 includes net catastrophe costs of $545.4 million, $365 million of which is related to the earthquake in Japan, $120 million of which is related to the February earthquake in New Zealand and $60 million of which is related to flooding in Australia and Cyclone Yasi. The first quarter of 2010 includes net catastrophe costs of $130.4 million, $105 million of which is related to the earthquake in Chile.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Summaries of the components of pre-tax net catastrophe costs for the three months ended March 31, 2011 and 2010 are presented below:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Net losses and loss adjustment expenses incurred from catastrophe events occuring in:
Current year	$574.2	$135.4
Prior years	(4.0)	—
Total net losses and LAE incurred from catastrophe events	570.2	135.4
Net ceded reinstatement premiums	(24.8)	(5.0)
Net catastrophe costs	$545.4	$130.4

Losses and loss adjustment expenses incurred from catastrophe events:
Gross	$661.4	$135.4
Ceded	(91.2)	—
Net	570.2	135.4
Reinstatement premiums:
Gross	(28.9)	(5.0)
Ceded	4.1	—
Net	(24.8)	(5.0)
Net catastrophe costs	$545.4	$130.4

A summary of pre-tax net catastrophe costs by segment for the three months ended March 31, 2011 and 2010 is presented below:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Domestic	$35.0	$3.0
International-Europe	110.2	54.0
International-Other	400.2	73.4
Total	$545.4	$130.4

9. Secondary Public Offering of the Company’s Common Stock by American International Group (“AIG”) and its Subsidiaries (collectively, the “AIG Group”)

Prior to June 10, 2009, AIG beneficially owned approximately 59% of the Company’s outstanding shares. On June 10, 2009, AIG and American Home Assurance Company (“AHAC”), a wholly owned subsidiary of AIG, consummated a secondary public offering (the “June 2009 Offering”) of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

10. Cash Dividends

In the first quarter of 2011, the Company’s Board of Directors declared a dividend of $0.21 per common share, or approximately $13 million in the aggregate, payable on June 17, 2011.

11. Reinsurance Ceded

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

Premiums written, premiums earned and losses and loss adjustment expenses (“LAE”) incurred are comprised as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Gross premiums written	$1,123,104	$1,114,252
Ceded premiums written	(79,280)	(87,953)
Net premiums written	$1,043,824	$1,026,299

Gross premiums earned	$1,030,202	$1,045,867
Ceded premiums earned	(73,373)	(53,272)
Net premiums earned	$956,829	$992,595

Gross incurred losses and LAE	$1,273,528	$798,710
Reinsured losses and LAE ceded	(104,476)	(12,386)
Net incurred losses and LAE	$1,169,052	$786,324

Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and LAE and reinsured losses and LAE ceded include amounts, which, by prearrangement with TRH, were assumed from a cedant and then ceded in an equal amount to affiliates of the cedant.  Gross premiums written and ceded premiums written include $44.7 million and $62.7 million in the first quarter of 2011 and 2010, respectively, relating to such arrangements.  Gross premiums earned and ceded premiums earned include $37.7 million and $31.5 million in the first quarter of 2011 and 2010, respectively, relating to such arrangements. Gross incurred losses and LAE and reinsured losses and LAE ceded include $2.8 million and $12.7 million in the first quarter of 2011 and 2010, respectively, relating to such arrangements.

Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balances at March 31, 2011 and December 31, 2010 are comprised as follows:

	As of	As of
	March 31, 2011	December 31, 2010
	(in thousands)
Reinsurance recoverable on paid losses and LAE	$32,907	$25,897
Reinsurance recoverable on unpaid losses and LAE	849,100	793,837
Total	$882,007	$819,734

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $12.0 million as of March 31, 2011 and December 31, 2010. There were no write-offs of reinsurance recoverable on paid and unpaid losses and LAE in the first quarter of 2011. At March 31, 2011, $11.2 million of the total reinsurance recoverable balance was overdue by more than 90 days, of which $5.5 million was collateralized.

To estimate the allowance for unrecoverable reinsurance on paid and unpaid losses, TRH uses a default analysis. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The use of different assumptions within TRH’s approach could have a material effect on the provision for unrecoverable reinsurance reflected in the Consolidated Financial Statements. To the extent the creditworthiness of TRH’s reinsurers was to deteriorate due to an adverse event, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the provision for uncollectible reinsurance. Such an event could have a material adverse effect on TRH’s financial condition, results of operations, and cash flows.

Under its reinsurance security policy, TRH seeks to cede business to reinsurers generally rated “A-” or better. TRH considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to TRH’s general policy on a case-by-case basis. At March 31, 2011, approximately 91% of total reinsurance recoverable on paid and unpaid losses and LAE balances were due from reinsurers rated “A-” or better, 1% were due from reinsurers rated between “BBB+” and “B” while 8% were due from reinsurers which were not rated.

With respect to reinsurance recoverable on paid and unpaid losses and LAE, TRH is the beneficiary of substantial amounts of funds held, trust agreements and letters of credit collateralizing reinsurance recoverables with respect to certain reinsurers. At March 31, 2011, such funds held, trust agreements and letters of credit secured $337.2 million of TRH’s reinsurance recoverable on paid and unpaid losses. No uncollateralized amounts recoverable from a  single retrocessionnaire are considered material to the financial position of TRH.

12. Segment Information

TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Senior Notes).

Prior to 2011, financial information for the Sydney branch was included in the London branch as part of the International-Europe segment. Sydney branch financial information for prior periods was not material. In the first quarter of 2011, Sydney is more appropriately considered a segment for financial reporting purposes and is aggregated with other segments that are generally not material in International-Other. Segment information for prior periods has been revised to conform to the current segment presentation. Financial data from the London and Paris branches and from Trans Re Zurich Reinsurance Company Ltd. (“TRZ”) are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong, Tokyo and Sydney branches are grouped as International-Other and represent the aggregation of segments that are generally not material. In each segment, property and casualty reinsurance is provided to insurers and reinsurers on a treaty and facultative basis, through brokers or directly to ceding companies.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table is a summary of financial data by segment:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Domestic:
Net premiums written	$529,138	$537,206
Net premiums earned	489,400	523,684
Net investment income	67,108	74,307
Realized net capital gains	56,320	14,068
Revenues	611,649	612,059
Net losses and LAE	357,601	367,000
Underwriting expenses(1)	123,573	147,263
Underwriting profit(2)(3)	8,226	9,421
Income before income taxes	106,287	72,926

International-Europe:
Net premiums written	$378,625	$348,734
Net premiums earned	326,532	329,969
Net investment income	29,909	27,959
Realized net capital gains (losses)	1,330	(12,613)
Revenues	357,771	345,315
Net losses and LAE	340,604	282,792
Underwriting expenses(1)	75,944	77,491
Underwriting loss(2)(3)	(90,016)	(30,314)
Loss before income taxes	(58,760)	(14,821)

International-Other(4):
Net premiums written	$136,061	$140,359
Net premiums earned	140,897	138,942
Net investment income	9,823	10,344
Realized net capital losses	(2,238)	(3,344)
Revenues	148,482	145,942
Net losses and LAE	470,847	136,532
Underwriting expenses(1)	46,049	48,387
Underwriting loss(2)(3)	(375,999)	(45,977)
Loss before income taxes	(368,289)	(39,025)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Consolidated:
Net premiums written	$1,043,824	$1,026,299
Net premiums earned	956,829	992,595
Net investment income	106,840	112,610
Realized net capital gains (losses)	55,412	(1,889)
Revenues	1,117,902	1,103,316
Net losses and LAE	1,169,052	786,324
Underwriting expenses(1)	245,566	273,141
Underwriting loss(2)(3)	(457,789)	(66,870)
(Loss) income before income taxes	(320,762)	19,080

(1)	Underwriting expenses represent the sum of net commissions, decrease (increase) in deferred policy acquisition costs and other underwriting expenses.
(2)	Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses.
(3)	See Note 8 for net catastrophe costs by segment.
(4)

The Miami, Toronto, Tokyo and Sydney branch segment data were considered significant for at least one of the periods presented. Certain key Miami, Toronto, Tokyo and Sydney data elements, which are included in International-Other, in the 2011 and 2010 periods are as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Miami (serving Latin America and the Caribbean):
Revenues	$58,035	$63,580
Income (loss) before income taxes	13,304	(60,770)

Toronto:
Revenues	$29,009	$28,791
Income before income taxes	2,326	9,592

Tokyo:
Revenues	$28,298	$18,149
(Loss) income before income taxes	(262,004)	7,102

Sydney:
Revenues	$10,744	$10,199
(Loss) income before income taxes	(120,713)	2,941

13. Legal Proceedings

TRH, in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

In the ordinary course of business, TRH is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine TRH’s rights and obligations under reinsurance agreements and other more general contracts. In some disputes, TRH seeks to enforce its rights under an agreement or to collect funds due to TRH. In other matters, TRH is resisting attempts by others to enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation, arbitration and mediation.

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

On May 21, 2010, the Company and its subsidiaries, Transatlantic Reinsurance Company (“TRC”) and TRZ (collectively, “TRH Parties”), filed a demand for arbitration, with the American Arbitration Association, against AIG, AIG Securities Lending Corp. and AIG Securities Lending (Ireland) Ltd. (collectively, “AIG Securities Lending”) for losses in excess of $350 million suffered by TRH arising from its participation in a securities lending program administered and managed by AIG Securities Lending during the period that TRH was controlled by AIG. The TRH Parties’ participations in such securities lending program ended in the fourth quarter of 2008. While the final outcome cannot be predicted with certainty, TRH believes this arbitration, when resolved, will not have a material adverse effect on TRH’s results of operations, financial position or cash flows.

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

These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K of Transatlantic Holdings, Inc. for the year ended December 31, 2010. TRH is not under any obligation to (and expressly disclaims any such obligation to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

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

Financial Statements

The following discussion refers to the consolidated financial statements of TRH as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010, which are presented elsewhere herein.

Executive Overview

The operations of the Company are conducted principally by its three major operating subsidiaries — Transatlantic Reinsurance Company® (“TRC”), Trans Re Zurich Reinsurance Company Ltd. (“TRZ”) and Putnam Reinsurance Company (“Putnam”) — and are managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis — structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Company’s senior notes). Prior to 2011, financial information for the Sydney branch was included in the London branch as part of the International-Europe segment. Sydney branch financial information for prior periods was not material. In the first quarter of 2011, Sydney is more appropriately considered a segment for financial reporting purposes and is aggregated with other segments that are generally not material in International-Other. Segment information for prior periods has been revised to conform to the current segment presentation. Data from the London and Paris branches and from TRZ are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong, Tokyo and Sydney branches are grouped as International-Other and represent the aggregation of segments that are generally not material.

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

In the first three months of 2011, casualty lines comprised 72% of TRH’s net premiums written, while property lines totaled 28%.  Business written by international branches represented 49% of net premiums written in the first three months of 2011.  (See Operational Review for detailed period to period comparisons of such measures.)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Secondary Public Offerings of the Company’s Common Stock by American International Group, Inc. (“AIG”) and its subsidiaries (collectively, the “AIG Group”)

Prior to June 10, 2009, AIG beneficially owned approximately 59% of the Company’s outstanding shares. On June 10, 2009, AIG and American Home Assurance Company (“AHAC”), a wholly owned subsidiary of AIG, consummated a secondary public offering (the “June 2009 Offering”) of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. On March 15, 2010, AHAC consummated another secondary public offering (the “March 2010 Offering”, and collectively with the June 2009 Offering, the “Secondary Offerings”) of 8.5 million issued and outstanding shares of the Company’s common stock owned by AHAC. The Company repurchased two million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company’s common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company’s then outstanding shares. As a result of its reduced ownership percentage, the AIG Group was no longer considered a related party after March 15, 2010.

Consolidated Results

The following table summarizes TRH’s revenues, (loss) income before income taxes and net (loss) income for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010	Change
	(dollars in millions)
Revenues	$1,117.9	$1,103.3	1.3%
(Loss) income before income taxes	(320.8)	19.1	(1,781.1)
Net (loss) income	(190.2)	15.9	(1,297.8)

Revenues in the first quarter of 2011 increased from the first quarter of 2010 principally due to an increase in realized net capital gains, partially offset by a decrease in net premiums earned. The increase in realized net capital gains was due in large part to an increase in realized net capital gains on equities available for sale, due in large part to the repositioning of TRH’s equities available for sale portfolio. Net premiums earned decreased mainly in Domestic, partially offset by an increase in International-Other. The decrease in net premiums earned was partially mitigated by an increase in net reinstatement premiums related to catastrophe losses incurred.

The first quarter of 2011 includes net catastrophe costs of $545.4 million, $365 million of which is related to the Tohoku earthquake and resulting tsunami in Japan, $120 million of which is related to the February earthquake in New Zealand and $60 million of which is related to flooding in Australia and Cyclone Yasi. The first quarter of 2010 included pre-tax net catastrophe costs of $130.4 million, $105 million of which was related to the earthquake in Chile. Catastrophe costs include net losses and LAE incurred and related reinstatement premiums, the details of which can be found in Note 8 of Notes to Condensed Consolidated Financial Statements (“Note 8”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

(Loss) income before income taxes and net (loss) income decreased in the first quarter of 2011 compared to the first quarter of 2010 due in large part to an increase in underwriting loss, partially offset by an increase in realized net capital gains. The increase in underwriting loss was primarily due to increased catastrophe costs in the first quarter of 2011. The percentage decline in net (loss) income between periods is less than the percentage decline in (loss) income before income taxes as a result of the significant tax benefits recorded related to the significant net catastrophe costs incurred in the first quarter of 2011. Tax expense was calculated in the first quarter of 2011 on a discrete basis and in the first quarter of 2010 using the effective tax rate method.  (See Note 5 of Notes to Condensed Consolidated Financial Statements (“Note 5”).)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

TRH recognized income tax benefits of $191 million and $27 million in the first quarter of 2011 and 2010, respectively, relating to pre-tax net catastrophe costs incurred in the first quarter of 2011 and 2010. $19 million of additional tax benefits from pre-tax net catastrophe costs incurred in the first three months of 2010 were recognized in subsequent quarters of 2010 due to the application of the effective tax rate method.

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

While the catastrophe events occurring in 2010, which principally affected property lines, resulted in significant losses for the industry, they did not meaningfully impact overall catastrophe reinsurance pricing trends. In addition, some rate softening was evident, with U.S. catastrophe-exposed lines coming under greater pressure than international lines. In the casualty lines, opportunities remained in certain specialty casualty lines such as directors’ and officers’ liability (“D&O”), which continued to show favorable loss frequency trends, medical malpractice and accident and health (“A&H”), although these lines faced increased pressure as the year progressed. Market conditions for marine and offshore energy lines showed sustained improvement following the Deepwater Horizon explosion, while rate increases leveled off in the aviation line. Primary rates for other casualty lines generally remained under pressure, although internationally they showed some signs of improvement.

The competitive market conditions generally continued into the January 1, 2011 renewal period. However, certain lines that TRH focuses on did exhibit favorable loss frequency and severity trends and maintained stable terms and conditions.

The first quarter of 2011 was marked by major catastrophe events, with significant industry losses from earthquakes in Japan and New Zealand and flooding in Australia. Following these events, rates and terms started to improve in property catastrophe and marine lines. TRH expects to see further improvements in property catastrophe rates and terms, with significant improvements in international markets and meaningful improvements in the U.S. Factors expected to contribute to this rate improvement include the severity of recent catastrophe events, particularly the Tohoku earthquake, and the resultant loss of excess capital by the industry; the frequency of catastrophe events over the last 15 months; and updated risk estimates from catastrophe modeling software.  These trends should also positively impact pricing on lines that are affected by natural peril exposure, as well as some selected liability covers in Europe. Additionally, the loss of the Gryphon Alpha oil rig in the first quarter of 2011 following the Deepwater Horizon explosion in 2010 is adding upward rate pressure on offshore energy lines. Conditions in other lines remained mixed, with general casualty rates generally flat and D&O and errors and omissions liability (“E&O”) lines highly competitive, while medical malpractice and A&H lines were attractive.

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

TRH believes its most critical accounting estimates are those with respect to loss reserves, fair value measurements of certain financial assets, other-than-temporary impairments (“OTTI”) of investments and premium revenues, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of TRH’s consolidated financial statements and footnotes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, TRH’s results of operations and financial condition would be affected, possibly materially. A discussion of these most critical accounting estimates follows:

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

During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends generally become known. As these facts and trends emerge, it usually becomes necessary to refine and adjust the loss reserves upward or downward and even then the ultimate net liability may be materially different from the revised estimates. There is potential for significant variation in the development of loss reserves when actual costs differ from those costs implied by the use of the assumptions employed in the reserve setting process. This is particularly true for assumed reinsurance of long-tail casualty classes. Among the most critical assumptions are those made for ELRs and loss development factors.

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

•                  Medical Malpractice:  Healthcare professional, which is the most significant component of TRH’s medical malpractice line of business, is reviewed by operating branch and separately for treaty and facultative contracts. Pro rata contracts are reviewed separately from excess-of-loss contracts. There is significant volume in all groupings. This class is also quite long-tailed due to the excess-of-loss nature of most of the contracts.

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

The determination of catastrophe loss reserves involves a significant amount of judgment and is based on information available at the time of estimation. These estimates are often heavily reliant on industry loss predictions, preliminary data from cedants, output from catastrophe modeling software and market share analysis. As significant amounts of time pass subsequent to an event, reserve estimates become more refined but still subject to material adjustment as further information becomes available. The ultimate costs that TRH will incur related to catastrophe events may differ materially from these estimates.

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

As of March 31, 2011, of TRH’s $11.6 billion of fixed maturities available for sale, equities available for sale and other invested assets measured at fair value on a recurring basis, approximately $11.4 billion was based on prices received from independent pricing services and approximately $0.2 billion was based on non-binding broker quotes or internal valuation sources. Management reviewed all fair values from external sources and did not make any material adjustments to the fair values.

See Note 3 for discussion of how TRH determines the fair value of its fixed maturities available for sale, equities available for sale and short-term investments.

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

The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At March 31, 2011, TRH classified $186.6 million of assets measured at fair value on a recurring basis as Level 3. This represented 1.6% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

At March 31, 2011, TRH had gross unrealized losses on all fixed maturities (including fixed maturities classified as held to maturity) and equities totaling $156 million which did not meet the criteria for OTTI charged to earnings. If TRH’s determination of OTTI is materially incorrect, it could have a material adverse effect on TRH’s results of operations and cash flows.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

(d) Premium Revenues

Management must make certain judgments in the determination of premiums written and earned by TRH. For pro rata contracts, premiums written and earned are generally based on reports received from ceding companies. For excess-of-loss contracts, premiums are generally recorded as written based on contract terms and are earned ratably over the terms of the related coverages provided. Unearned premiums and prepaid reinsurance premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

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

Operational Review

Results of Operations

TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital gains (losses), loss on early extinguishment of debt and total revenue of TRH for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010	Change
	(dollars in millions)
Net premiums written	$1,043.8	$1,026.3	1.7%
Net premiums earned	956.8	992.6	(3.6)
Net investment income	106.8	112.6	(5.1)
Realized net capital gains (losses)	55.4	(1.9)	3,033.4
Loss on early extinguishment of debt	(1.2)	—	—
Total revenues	1,117.9	1,103.3	1.3

The increase in net premiums written in the first quarter of 2011 compared to the first quarter of 2010, consisted of an increase in International net premiums written, partially offset by a decrease in Domestic net premiums written. The increase in net premiums written was partially due to increases in net reinstatement premiums related to catastrophe losses incurred and changes in foreign currency exchange rates.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

A breakdown of total net premiums written for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2011	2010
Casualty	71.9%	70.6%
Property	28.1	29.4
Total	100.0%	100.0%

Domestic	50.7%	52.3%
International	49.3	47.7
Total	100.0%	100.0%

The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the first quarter of 2011 compared to the same 2010 period.

Three
Months Ended
March 31
Change excluding foreign exchange	(0.2)%
Foreign exchange effect	1.9
Change as reported	1.7%

Domestic net premiums written decreased in the first quarter of 2011 by $8.1 million, or 1.5%, from the first quarter of 2010 to $529.1 million. The most significant decrease in Domestic net premiums written was recorded in the other liability ($33.1 million) line, partially offset by a significant increase in the auto liability ($23.5 million) line.

International net premiums written increased in the first quarter of 2011 by $25.6 million, or 5.2%, from the first quarter of 2010 to $514.7 million. The most significant increase in net premiums written occurred in the London ($55.3 million) branch, partially offset by a significant decrease in TRZ ($26.5 million). A portion of the increase in the London branch was due to reinstatement premiums related to the catastrophe events occurring in the first quarter of 2011. The most significant increases in International net premiums written were recorded in the auto liability ($35.8 million), ocean marine ($16.3 million) and medical malpractice ($15.5 million) lines, partially offset by a significant decrease in the A&H ($29.0 million) line. The increase in International net premiums written was partially due to the impact of changes in foreign currency exchange rates. Changes in foreign currency exchange rates increased first quarter 2011 net premiums written by $18.2 million compared to the first quarter of 2010. Excluding the impact of changes in foreign exchange rates, International net premiums written would have increased 1.5% in the first quarter of 2011 compared to the first quarter of 2010.

Generally, reasons for changes in gross premiums written between years are similar to those for net premiums written, except for changes in ceded premiums, including premiums assumed from a cedant that, by prearrangement, were ceded in an equal amount to affiliates of the cedant. (See Note 11 of Notes to Condensed Consolidated Financial Statements (“Note 11”).)

As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net investment income in the first quarter of 2011 totaled $106.8 million,  a decrease of 5.1% from the first quarter of 2010 largely due to a decrease in investment income from other invested assets, partially offset by an increase in investment income from fixed maturities. The decrease in investment income from other invested assets is due largely to losses from an insurance-related alternative investment.  Changes in foreign currency exchange rates partially mitigated the decrease in net investment income in the first quarter of 2011 compared to the same 2010 period. Excluding the impact of foreign currency exchange rate changes, net investment income would have decreased 6.3%. Net investment income from other invested assets can display greater volatility than other classes of investments. (See Note 4(d) of Notes to Condensed Consolidated Financial Statements for a breakdown of the components of net investment income.)

The pre-tax effective yields on investments were 3.2% and 3.6% for the first quarter of 2011 and 2010, respectively. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The decrease in the pre-tax effective yield on investments in the first quarter of 2011 compared to the first quarter of 2010 is due in large part to a lower pre-tax effective yield on the fixed maturity portfolio and a decrease in investment income from other invested assets.

Realized net capital gains (losses) totaled $55.4 million and ($1.9) million in the first quarter of 2011 and 2010, respectively. The increase in realized net capital gains was due in large part to an increase in realized net capital gains on equities available for sale, resulting largely from the repositioning of TRH’s equities available for sale portfolio. Realized net capital gains (losses) generally result from (a) investment dispositions, which reflect TRH’s investment and tax planning strategies to optimize after-tax income; (b) OTTI of investments; and (c) foreign currency transaction gains and losses. (See Note 4(e) of Notes to Condensed Consolidated Financial Statements (“Note 4(e)”) for a breakdown of realized net capital gains (losses).)

Realized net capital gains in the first quarter of 2011 included ($1.5) million of OTTI write-downs charged to earnings. Realized net capital losses in the first quarter of 2010 included ($6.3) million of OTTI write-downs charged to earnings, relating principally to credit losses on fixed maturities.

Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Note 4(g) for the criteria used in the determination of such write-downs.)

OTTI write-downs by balance sheet category and type of impairment recorded for the periods indicated are presented in the table below:

		Lack of	Issuer-
	Severity	Intent to	Specific
	and/or	Hold to	Credit
	Duration	Recovery	Events	Total
	(in millions)
Three months ended March 31, 2011:
Fixed maturities	$—	$(1.0)	$—	$(1.0)
Equities	(0.5)	—	—	(0.5)
Total included in the statement of operations	$(0.5)	$(1.0)	$—	(1.5)
Fixed maturities — included in the statement of comprehensive (loss) income				—
Total OTTI				$(1.5)

Three months ended March 31, 2010:
Fixed maturities	$—	$—	$(6.3)	$(6.3)
Equities	—	—	—	—
Total included in the statement of operations	$—	$—	$(6.3)	(6.3)
Fixed maturities — included in the statement of comprehensive (loss) income				(6.7)
Total OTTI				$(13.0)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In the first quarter of 2011, TRH repurchased portions of TRH’s 5.75% senior notes due in 2015 (the “2015 Notes”). There were no repurchases of the 2015 Notes in the first three months of 2010. There were no repurchases of TRH’s 8.00% senior notes due in 2039 (the “2039 Notes” and together with the 2015 Notes, the “Senior Notes”) in the first three months of 2011 and 2010. (See Note 6 of Notes to Condensed Consolidated Financial Statements (“Note 6”) for the impact of the repurchases.)

The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results and does not include income from investments. Generally, a combined ratio under 100% indicates an underwriting profit and a combined ratio exceeding 100% indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. TRH’s combined ratio and its components are presented in accordance with the methodology commonly used by insurance industry analysts and TRH’s peers. The combined ratio represents the sum of the loss ratio and the underwriting expense ratio. The loss ratio represents net losses and LAE incurred expressed as a percentage of net premiums earned. The underwriting expense ratio represents the sum of the commission ratio and the other underwriting expense ratio. The commission ratio represents the sum of net commissions and the decrease (increase) in deferred policy acquisition costs expressed as a percentage of net premiums earned. The other underwriting expense ratio represents other underwriting expenses expressed as a percentage of net premiums earned.

The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH and each of TRH’s reporting segments, for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Consolidated:
Loss ratio	122.2%	79.2%
Commission ratio	21.8	23.1
Other underwriting expense ratio	3.8	4.4
Underwriting expense ratio	25.6	27.5
Combined ratio	147.8%	106.7%

Domestic:

Loss ratio	73.1%	70.1%
Commission ratio	21.6	23.4
Other underwriting expense ratio	3.6	4.7
Underwriting expense ratio	25.2	28.1
Combined ratio	98.3%	98.2%

International-Europe:
Loss ratio	104.3%	85.7%
Commission ratio	19.7	19.3
Other underwriting expense ratio	3.6	4.2
Underwriting expense ratio	23.3	23.5
Combined ratio	127.6%	109.2%

International-Other:
Loss ratio	334.2%	98.3%
Commission ratio	27.5	30.5
Other underwriting expense ratio	5.2	4.3
Underwriting expense ratio	32.7	34.8
Combined ratio	366.9%	133.1%

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The higher loss ratio for consolidated TRH in the first quarter of 2011 compared to the first quarter of 2010 is due principally to increased net catastrophe costs.

The first quarter of 2011 includes net catastrophe costs of $545.4 million, $365 million of which is related to the Tohoku earthquake and resulting tsunami in Japan, $120 million of which is related to the February earthquake in New Zealand and $60 million of which is related to flooding in Australia and Cyclone Yasi. Net catastrophe costs in the first quarter of 2011 includes $4.0 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added 57.2%, 7.2%, 34.0% and 285.2% to the first quarter of 2011 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.  The first quarter of 2010 included pre-tax net catastrophe costs of $130.4 million, $105 million of which is related to the earthquake in Chile. There was no estimated net loss reserve development related to catastrophe events occurring in prior years included in net catastrophe costs in the first quarter of 2010. Net catastrophe costs in the aggregate added 13.2%, 0.6%, 16.5% and 52.8% to the first quarter of 2010 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively. (See Note 8 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

While TRH believes that it has taken appropriate steps to manage its exposure to possible future catastrophe losses, the occurrence of one or more natural or man-made catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane that causes insured losses, could have a material adverse effect on TRH’s results of operations, liquidity or financial condition. Current techniques and models may not accurately predict the probability of catastrophic events in the future and the extent of the resulting losses. Moreover, one or more catastrophe losses could weaken TRH’s retrocessionnaires and result in an inability of TRH to collect reinsurance recoverables.

In the first quarter of 2011, TRH decreased its estimate of the ultimate amounts of net losses occurring in 2010 and prior years by $15 million. The estimated net favorable development in the first quarter of 2011 includes $4 million of estimated net favorable development related to catastrophe events occurring in prior years. The estimated net favorable development for the first quarter of 2011 was comprised of net favorable development of $20 million for losses occurring in 2002 to 2010, partially offset by net adverse development of $5 million relating to losses occurring in 2001 and prior. Favorable loss reserve development related to losses occurring in 2002 to 2010 generally related to property lines.

In the first quarter of 2010, TRH decreased its estimate of the ultimate amounts of net losses occurring in 2009 and prior years by $7 million. This estimated net favorable development was comprised of net favorable development of $34 million for losses occurring in 2002 to 2009, partially offset by net adverse development of $27 million relating to losses occurring in 2001 and prior. Favorable loss reserve development relating to losses occurring in 2009, which constituted the vast majority of net favorable development of losses occurring in 2002 to 2009, generally related to shorter-tailed lines. Adverse loss reserve development arising from losses occurring in 2001 and prior generally relates to excess casualty classes.

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

Based on information presently available, TRH’s current loss reserves represent management’s best estimate of ultimate losses, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of March 31, 2011 and thus, have a material adverse effect on future net income, financial condition and cash flows.

In the first quarter of 2011, the majority of first quarter 2011 reinsured losses and LAE ceded represents the benefit TRH derived from one catastrophe excess-of-loss reinsurance contract.  The benefit from this contract was allocated to the Tokyo branch and reduced its net costs incurred from the Tohoku earthquake and resulting tsunami in Japan.  As of March 31, 2011, no additional benefit is available from this contract as its full coverage limit has been exhausted. This contract had also provided coverage for other non-U.S. catastrophe events including windstorms in Europe and Japan.  Based on its assessment of risk, pricing and other factors, TRH may in the future choose to purchase additional catastrophe reinsurance coverage for current or future years.

In addition, for the first quarter of 2011 compared to the first quarter of 2010, the changes in gross and ceded losses and LAE incurred each include the effect of a $10 million decrease in losses and LAE incurred relating to business assumed from a cedant which, by prearrangement with TRH, was then ceded in an equal amount to affiliates of the cedant. (See Note 11.) In addition, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses. (See Note 8.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The underwriting expense ratio for consolidated TRH in the first quarter of 2011 decreased compared to the first quarter of 2010 due to decreases of 1.3% in the commission ratio and 0.6% in the other underwriting expense ratio. The decrease in the consolidated commission ratio in the first quarter of 2011 related to Domestic and International-Other, and was due in part to a change in the mix of business. The decrease in the consolidated other underwriting expense ratio in the first quarter of 2011 is due in large part to decreased performance-related employee compensation.

Deferred policy acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Policy acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

$667 million and $692 million principal amount of the 2015 Notes were outstanding at March 31, 2011 and December 31, 2010, respectively. $350 million principal amount of the 2039 Notes were outstanding at March 31, 2011 and December 31, 2010. Interest expense incurred and interest paid in connection with the Senior Notes are shown below:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Interest expense incurred	$16,894	$17,086
Interest paid	220	—

General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”) are the primary components of “other expenses, net” on the Consolidated Statement of Operations. PRMS, a wholly owned subsidiary of the Company, is an insurance program manager specializing in professional liability insurance services.

(Loss) income before income taxes was ($320.8) million and $19.1 million in the first quarter of 2011 and 2010, respectively. The decrease in (loss) income before income taxes in the first quarter of 2011 compared to the same 2010 period resulted largely from an increase in underwriting loss, partially offset by an increase in realized net capital gains. The increase in underwriting loss in the 2011 period is due largely to increased catastrophe costs in the 2011 period.

Federal and foreign income tax (benefit) expense of ($130.6) million and $3.2 million were recorded in the first quarter of 2011 and 2010, respectively. Tax expense was calculated in the first quarter of 2011 on a discrete basis and in the first quarter of 2010 using the effective tax rate method. The effective tax rates, which represent income tax (benefits) expenses divided by (loss) income before income taxes, were 40.7% in the first quarter of 2011 and 16.8% in the first quarter of 2010. (See Note 5.)

TRH recognized income tax benefits of $191 million in the first quarter of 2011 relating to net pre-tax catastrophe costs incurred in the first quarter of 2011. TRH recognized income tax benefits of $27 million relating to net pre-tax catastrophe costs in the first quarter of 2010. TRH recognized an additional $19 million of tax benefits related to first quarter 2010 pre-tax net catastrophe costs in subsequent quarters of 2010 due to the application of the effective tax rate method.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net (loss) income and net (loss) income per common share on a diluted basis are summarized below for the periods indicated:

	Three Months Ended March 31,
	2011		2010
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net (loss) income	$(190.2)	$(3.05)	$15.9	$0.24

Reasons for the changes between years are as discussed earlier. (See Note 7 of Notes to Condensed Consolidated Financial Statements for the calculation of net (loss) income per common share.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Non-GAAP Measures

The performance of TRH is commonly assessed by analysts and others based on performance measures which are not defined under GAAP. Those measures include net operating income (loss) (“NOI”), NOI Per Common Share (diluted) and annualized operating return on equity (“Annualized Operating ROE”). NOI is defined as GAAP net income (loss) excluding realized net capital gains (losses) and the gain (loss) on early extinguishment of debt, net of taxes. NOI Per Common Share (diluted) represents NOI divided by average common shares outstanding on a diluted basis. Annualized Operating ROE is defined as NOI divided by the average of beginning and ending stockholders’ equity, multiplied by four. In addition, GAAP annualized return on equity (“GAAP Annualized ROE”) is defined as GAAP net income (loss) divided by the average of beginning and ending stockholders’ equity, multiplied by four. TRH uses these measures in analyzing its performance as these measures focus on the core fundamentals of TRH’s operations. While TRH considers realized net capital gains (losses) and the gain (loss) on early extinguishment of debt as integral parts of its business and results, such items are not indicative of the core fundamentals of TRH’s operations. TRH believes these measures are of interest to the investment community because they provide additional meaningful methods of evaluating certain aspects of TRH’s operating performance from period to period on bases that are not otherwise apparent under GAAP. These non-GAAP measures, namely, NOI, NOI Per Common Share (diluted) and Annualized Operating ROE should not be viewed as substitutes for GAAP net income (loss), GAAP net income (loss) per common share on a diluted basis and GAAP Annualized ROE, respectively. Reconciliations of NOI, NOI Per Common Share (diluted) and Annualized Operating ROE to GAAP net income (loss), GAAP net income (loss) per common share on a diluted basis and GAAP Annualized ROE, respectively, the most directly comparable GAAP measures, are included below:

	Three Months Ended March 31,
	2011		2010
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net (loss) income	$(190.2)	$(3.05)	$15.9	$0.24
Realized net capital (gains) losses, net of tax(1)	(36.0)	(0.57)	1.2	0.02
Loss on early extinguishment of debt, net of tax(1)	0.8	0.01	—	—
Net operating (loss) income	$(225.4)	$(3.61)	$17.1	$0.26

	Three Months Ended
	March 31,
	2011	2010
GAAP Annualized ROE	(18.3)%	1.6%
Realized net capital (gains) losses, net of tax(1)	(3.5)	0.1
Loss on early extinguishment of debt, net of tax(1)	0.1	—
Annualized Operating ROE	(21.7)%	1.7%

(1)	Assumes a 35% tax rate.

The decreases in NOI, NOI per Common Share (diluted) and Annualized Operating ROE in the first quarter of 2011 compared to the first quarter of 2010 are due largely to the increase in net catastrophe costs in the 2011 period.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Segment Results

(a) Domestic

The first quarter of 2011 compared to the first quarter of 2010

Revenues remained level in 2011 as an increase in realized net capital gains was largely offset by decreases in net premiums earned and net investment income. The increase in realized net capital gains was due in large part to an increase in realized net capital gains on equities available for sale, resulting largely from the repositioning of TRH’s equities available for sale portfolio. The decrease in net premiums earned reflects a reduction of net premiums written and a larger increase in net unearned premiums in 2011. See Results of Operations for a discussion of period over period changes in Domestic net premiums written. The decrease in net investment income is due in part to a decrease in investment income from other invested assets due largely to losses from an insurance-related alternative investment.

Income before income taxes increased in 2011 due primarily to an increase in realized net capital gains, partially offset by a decrease in net investment income.

2011 includes net catastrophe costs of $35.0 million, principally related to the Tohoku earthquake and resulting tsunami in Japan, the February earthquake in New Zealand and flooding in Australia. Net catastrophe costs in 2010 were insignificant.

(b) International-Europe (London and Paris branches and TRZ)

The first quarter of 2011 compared to the first quarter of 2010

Revenues increased in 2011 due largely to realized net capital gains in 2011 compared to realized net capital losses in 2010. Revenues increased in the London branch, partially offset by decreases in TRZ and the Paris branch.

Net premiums written increased in 2011 with the most significant increases occurring in the auto liability, ocean marine and medical malpractice lines, partially offset by a significant decrease in the A&H line. The increase in net premiums written occurred principally in the London branch, offset in part by a decrease in TRZ. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2011 as compared to 2010 increased net premiums written by $13.0 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have increased 4.8% in 2011 compared to 2010.

Loss before income taxes increased in 2011 due primarily to an increase in underwriting loss, partially offset by realized net capital gains in 2011 compared to realized net capital losses in 2010. The increase in underwriting loss is due principally to increases in net catastrophe costs.

2011 includes net catastrophe costs of $110.2 million, the great majority of which is related to the Tohoku earthquake and resulting tsunami in Japan and the February earthquake in New Zealand. 2010 includes net catastrophe costs of $54.0 million principally related to the earthquake in Chile.

(c) International-Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong, Tokyo and Sydney branches)

The first quarter of 2011 compared to the first quarter of 2010

Revenues increased slightly in 2011 due largely to a small increase in net premiums earned and a slight decrease in realized net capital losses. Revenue increases in the Tokyo, Sydney and Toronto branches were largely offset by decreases in the Miami and Hong Kong branches.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net premiums written decreased slightly in 2011 and generally consisted of relatively small decreases spread across several lines. Decreases in the Miami and Sydney branches were largely offset by increases in the Tokyo, Hong Kong and Toronto branches. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2011 as compared to 2010 increased net premiums written by $5.1 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have declined 6.6% in 2011 compared to 2010.

Loss before income taxes for 2011 increased due primarily to an increase in underwriting loss. The increase in underwriting loss is due principally to an increase in net catastrophe costs.

2011 includes net catastrophe costs of $400.2 million, principally related to the Tohoku earthquake and resulting tsunami in Japan, the February earthquake in New Zealand and flooding in Australia. 2010 includes net catastrophe costs of $73.4 million principally related to the earthquake in Chile.

Financial Condition and Liquidity

As a holding company, the Company’s assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s cash inflows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. TRH considers TRC’s ability to pay dividends to the Company to be adequate for the Company’s liquidity needs through the end of 2011 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In the first quarter of 2011, the Company received cash dividends from its operating subsidiaries of $30.0 million. No cash dividends were paid to the Company by its operating subsidiaries in the first quarter of 2010. Based on estimated statutory surplus of $4.02 billion as of March 31, 2011, TRC would be able to pay dividends of approximately $402 million without regulatory approval by March 31, 2012. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses. The Company also uses cash to repurchase portions of the Senior Notes or its common shares when TRH believes it is advantageous to do so.

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

While the expected payout pattern of liabilities is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH did not maintain a credit facility as of March 31, 2011. TRH’s primary investment goal is to optimize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of significant acceleration of paid losses beyond TRH’s ability to fund such cash needs.

At March 31, 2011, total investments were $13.15 billion compared to $12.97 billion at December 31, 2010, an increase of $179.3 million. The change in investments reflects $104.0 million of net purchases of investments, partially offset by a $68.4 million decrease in net unrealized appreciation of investments.  In addition, the impact on the carrying value of investments of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated increased total investments as of March 31, 2011 compared to year-end 2010 by approximately $107 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table summarizes the investments of TRH (on the basis of carrying value) as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,188,705	9.1%	$1,189,801	9.2%

Available for sale (at fair value):
U.S. Government	25,871	0.2	25,626	0.2
U.S. Government agencies	857,302	6.5	864,599	6.6
States, municipalities and political subdivisions	4,747,206	36.1	4,841,639	37.3
Foreign government	713,313	5.4	801,308	6.2
U.S. corporate	2,123,315	16.2	1,963,724	15.1
Foreign corporate	1,841,726	14.0	1,731,628	13.4
Asset-backed:
RMBS	247,267	1.9	244,540	1.9
CMBS	253,248	1.9	249,991	1.9
Other asset-backed	84,556	0.6	99,281	0.8
Total available for sale	10,893,804	82.8	10,822,336	83.4
Total fixed maturities	12,082,509	91.9	12,012,137	92.6

Equities available for sale	600,113	4.6	564,530	4.4
Other invested assets (including alternative investments)	256,193	1.9	275,977	2.1
Short-term investments	213,235	1.6	120,095	0.9
Total investments	$13,152,050	100.0%	$12,972,739	100.0%

TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities. Approximately 62.3% and 60.5% of fixed maturities excluding asset-backed and U.S. Government agency fixed maturities will mature in less than 10 years as of March 31, 2011 and December 31, 2010, respectively. By their nature, asset-backed and U.S. Government agency fixed maturities do not generally have single maturity dates. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to optimize after-tax returns. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity. The average duration of TRH’s entire fixed income portfolio was 3.5 years as of March 31, 2011 and 3.6 years as of December 31, 2010.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table summarizes the ratings of fixed maturities held to maturity and available for sale (on the basis of carrying value):

	Rating as of March 31, 2011 (1)
	AAA	AA	A	BBB	Below BBB or Not Rated (2)	Total
	(in millions)
Held to maturity:
States, municipalities and political subdivisions	$348	$702	$126	$—	$13	$1,189

Available for sale:
U.S. Government	26	—	—	—	—	26
U.S. Government agencies	857	—	—	—	—	857
States, municipalities and political subdivisions	1,462	2,662	534	48	41	4,747
Foreign government	440	258	14	—	1	713
U.S. corporate	107	375	1,348	294	—	2,124
Foreign corporate	324	671	753	90	4	1,842
Asset-backed:
RMBS	167	19	15	—	46	247
CMBS	211	—	15	13	14	253
Other asset-backed	85	—	—	—	—	85
Total available for sale	3,679	3,985	2,679	445	106	10,894

Total fixed maturities	$4,027	$4,687	$2,805	$445	$119	$12,083

Percent of total fixed maturities	33.3%	38.8%	23.2%	3.7%	1.0%	100.0%

(1)   Principally Standard & Poor’s ratings.

(2)   Consists of $32 million of CCC rated securities, $14 million of CC rated securities and $73 million of not-rated securities.

Gross unrealized gains and losses and net unrealized gains on all fixed maturities and equities at March 31, 2011 and December 31, 2010 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
	(in millions)
As of March 31, 2011:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$255.7	$(147.9)	$107.8
Equities available for sale	61.6	(8.0)	53.6

As of December 31, 2010:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$291.0	$(145.5)	$145.5
Equities available for sale	92.5	(4.5)	88.0

(1)   As of March 31, 2011 amounts include gross unrealized gains of $1.8 million and gross unrealized losses of ($20.9) million on fixed maturities rated below BBB and gross unrealized gains of $4.1 million and gross unrealized losses of ($0.2) million on fixed maturities which are not rated. As of December 31, 2010 amounts include gross unrealized gains of $0.4 million and gross unrealized losses of ($22.9) million on fixed maturities rated below BBB and gross unrealized gains of $0.5 million and insignificant gross unrealized losses on fixed maturities which are not rated.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The decrease in net unrealized gains on equities as of March 31, 2011 compared to December 31, 2010 was due largely to the net realization of gains from sales of securities as part of the repositioning of TRH’s equities available for sale portfolio in the first quarter of 2011. (See Note 4 of Notes to Condensed Consolidated Financial Statements (“Note 4”) for additional details about gross unrealized gains and losses on fixed maturities and equities.)

Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established and the impact of changes in foreign currency exchange rates.

At March 31, 2011, gross loss reserves totaled $9.77 billion, an increase of $753.4 million, or 8.4% over December 31, 2010. The increase in gross loss reserves includes the impact of significant catastrophe losses in the first quarter of 2011, changes in foreign currency exchange rates since the end of 2010 and gross loss reserve development.

Gross loss reserves as of March 31, 2011 consisted of $3.85 billion of reported amounts (“case reserves”) and $5.92 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

At March 31, 2011, reinsurance recoverable on gross loss reserves totaled $849.1 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of $12 million), an increase of $55.3 million, or 7.0%, from the prior year-end. The increase in reinsurance recoverable is due largely to reinsurance recoverables relating to catastrophe events occurring in the first quarter of 2011. Of the amount of reinsurance recoverable on paid and unpaid losses and LAE, which totaled $882.0 million as of March 31, 2011, $531.5 million represented balances that were unsecured. Of such unsecured balances, 98% was due from companies rated A- or better. (See Note 11.)

Net loss reserves totaled $8.91 billion at March 31, 2011, an increase of $698.1 million, or 8.5%, from the prior year-end. The increase in net loss reserves included the impact of the changes in certain foreign currency exchange rates against the U.S. dollar since the end of 2010 which served to increase net loss reserves by $106.8 million. An analysis of the change in net loss reserves for the first quarter of 2011 and 2010 follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
At beginning of year:
Gross loss reserves	$9,020,610	$8,609,105
Less reinsurance recoverable	805,837	737,280
Net loss reserves	8,214,773	7,871,825

Net losses and LAE incurred in respect of losses occurring in:
Current year	1,184,374	793,129
Prior years	(15,322)	(6,805)
Total	1,169,052	786,324

Net losses and LAE paid	577,749	553,265

Foreign exchange effect	106,802	(125,192)

At end of year:
Net loss reserves	8,912,878	7,979,692
Plus reinsurance recoverable	861,100	726,573
Gross loss reserves	$9,773,978	$8,706,265

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

Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at March 31, 2011 are adequate.

See Critical Accounting Estimates for a discussion of the significant assumptions and factors considered in the reserve setting process.

In the ordinary course of business, TRH is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine TRH’s rights and obligations under reinsurance agreements and other more general contracts. In some disputes, TRH seeks to enforce its rights under an agreement or to collect funds due to TRH. In other matters, TRH is resisting attempts by others to enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation, arbitration and mediation. (See Note 13 of Notes to Condensed Consolidated Financial Statements.)

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

For the first quarter of 2011, TRH’s net operating cash inflows were $183.5 million, a decrease of $37.0 million from the same 2010 period. The decrease results, in large part, from decreases in net cash received from underwriting activities, partially offset by increased investment income received.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

TRH’s stockholders’ equity totaled $4.04 billion at March 31, 2011, a decrease of $243.1 million from year-end 2010. The net decrease consisted primarily of a net loss of $190.2 million, other comprehensive loss (“OCI”) of $39.8 million and dividends declared of $13.0 million.

The abovementioned OCI principally consisted of net unrealized depreciation on investments, net of tax, (“URA, net of tax”) of ($44.5) million, partially offset by net unrealized foreign currency translation gains from functional currencies, net of tax, of $5.2 million. The URA, net of tax, is composed principally of a decrease in net unrealized appreciation of $22.1 million on fixed maturities available for sale and a decrease in net unrealized appreciation of $22.4 million on equities available for sale.  (See Note 4 for details of gross unrealized gains and losses by security type.)

URA, net of tax, is subject to significant volatility resulting from changes in the fair value of fixed maturities available for sale, equities available for sale and other invested assets. Fair values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

In December 2009, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $200 million of the Company’s outstanding common shares from time to time in the open market or via privately negotiated transactions through December 31, 2011 (the “December 2009 Authorization”). In October 2010, the Board approved a new share repurchase program, which authorized the Company to repurchase up to $200 million of the Company’s outstanding common shares from time to time in the open market or via negotiated transactions through December 31, 2012 (the “October 2010 Authorization”). The October 2010 Authorization superseded the December 2009 Authorization. The Company did not repurchase any shares of its common stock in the first quarter of 2011.  As of March 31, 2011,  the Company had $145.4 million available under the October 2010 Authorization.

In the first quarter of 2011, TRH repurchased $25 million principal amount of the 2015 Notes. $667 million and $692 million principal amount of the 2015 Notes were outstanding at March 31, 2011 and December 31, 2010, respectively. $350 million principal amount of the 2039 Notes were outstanding at March 31, 2011 and December 31, 2010.

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

TRH calculated the VaR with respect to net fair values at each quarter end. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figures) within a one-month holding period. For the calculation of VaR, TRH employed a variance-covariance methodology that entails modeling the linear sensitivities of all the assets and liabilities to a broad set of systematic market risk factors and idiosyncratic risk factors. Risk factor returns are assumed to be joint-normally distributed. The most recent two years of historical changes in these risk factors are utilized.

TRH’s market risk analyses do not provide weight to risks relating to market issues such as liquidity and the credit-worthiness of investments.

The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the three months ended March 31, 2011 and for the year ended December 31, 2010. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2011				2010
	As of	Three Months Ended March 31,			As of	Year Ended December 31,
	March 31,	Average	High	Low	December 31,	Average	High	Low
	(in millions)
Diversified	$102	$133	$164	$102	$164	$153	$170	$137
Interest rate	86	98	109	86	109	97	140	75
Equity	22	50	78	22	78	77	80	73
Currency	41	42	42	41	42	47	51	42

Part I - Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures of Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II — Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2009, the Board of Directors of Transatlantic Holdings, Inc. (the “Company”) authorized the purchase of up to $200 million of the Company’s common shares from time to time in the open market or via negotiated transactions through December 31, 2011 (the “December 2009 Authorization”). In October 2010, the Company’s Board of Directors approved a new share repurchase program, which authorizes the Company to repurchase up to $200 million of the Company’s outstanding common shares from time to time in the open market or via negotiated transactions through December 31, 2012 (the “October 2010 Authorization”). The October 2010 Authorization superseded the December 2009 Authorization. In the first quarter of 2011, the Company did not repurchase shares of its common stock. The preceding does not include 134,621 shares relating to restricted stock units (“RSUs”) that were attested to in satisfaction of withholding taxes relating to the issuance of the Company’s shares for vested RSUs by holders of the Company’s employee RSUs.  As of March 31, 2011,  the Company had $145.4 million available under the October 2010 Authorization.

Part II — Item 6

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

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

Dated: May 4, 2011

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, (iv) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2011 and 2010, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

Furnished herewith.

*     This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.