Form 10-Q
period 2011-06-30
TRANSATLANTIC HOLDINGS INC
filed 2011-08-05
CIK 862510

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

YES ☐               NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2011. 62,483,787.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

i

Part I — Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2011 and December 31, 2010

(Unaudited)

	2011	2010
	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2011-$1,248,501; 2010-$1,240,678)	$1,187,591	$1,189,801
Available for sale, at fair value (amortized cost: 2011-$11,026,485; 2010-$10,727,717)	11,249,395	10,822,336
Equities, available for sale, at fair value (cost: 2011-$554,639; 2010-$476,516)	608,128	564,530
Other invested assets	255,252	275,977
Short-term investments, at cost (approximates fair value)	210,307	120,095
Total investments	13,510,673	12,972,739
Cash and cash equivalents	341,673	284,491
Accrued investment income receivable	152,323	150,695
Premium balances receivable, net	785,550	605,094
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	956,097	819,734
Deferred policy acquisition costs	276,045	238,296
Prepaid reinsurance premiums	61,990	75,291
Deferred tax assets, net	400,526	463,808
Other assets	221,476	95,206
Total assets	$16,706,353	$15,705,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$9,950,709	$9,020,610
Unearned premiums	1,349,101	1,212,535
Senior notes	1,005,785	1,030,511
Other liabilities	166,826	157,239
Total liabilities	12,472,421	11,420,895

Commitments and contingent liabilities

Preferred stock, $1.00 par value; shares authorized: 10,000,000; none issued	—	—
Common stock, $1.00 par value; shares authorized: 200,000,000; shares issued: 2011-67,846,587; 2010-67,611,341	67,847	67,611
Additional paid-in capital	322,925	318,064
Accumulated other comprehensive income	234,984	154,615
Retained earnings	3,852,898	3,988,891
Treasury stock, at cost: 5,362,800 shares of common stock	(244,722)	(244,722)
Total stockholders’ equity	4,233,932	4,284,459
Total liabilities and stockholders’ equity	$16,706,353	$15,705,354

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues:
Net premiums written	$996,648	$947,589	$2,040,472	$1,973,888
(Increase) decrease in net unearned premiums	(41,719)	26,163	(128,714)	(7,541)

Net premiums earned	954,929	973,752	1,911,758	1,966,347

Net investment income	119,508	115,774	226,348	228,384

Realized net capital (losses) gains:
Total other-than-temporary impairments	(1,639)	—	(3,139)	(13,045)
Less: other-than-temporary impairments recognized in other comprehensive income (loss)	—	—	—	6,713
Other-than-temporary impairments charged to earnings	(1,639)	—	(3,139)	(6,332)
Other realized net capital gains	873	8,277	57,785	12,720
Total realized net capital (losses) gains	(766)	8,277	54,646	6,388

Loss on early extinguishment of debt	—	—	(1,179)	—
Total revenues	1,073,671	1,097,803	2,191,573	2,201,119
Expenses:
Net losses and loss adjustment expenses	681,126	651,543	1,850,178	1,437,867
Net commissions	240,201	238,829	481,202	473,341
(Increase) decrease in deferred policy acquisition costs	(11,260)	8,115	(43,420)	2,615
Other underwriting expenses	40,601	44,699	77,326	88,828
Interest on senior notes	16,693	17,056	33,587	34,142
Other expenses, net	11,573	6,966	18,725	14,651
Total expenses	978,934	967,208	2,417,598	2,051,444
Income (loss) before income taxes	94,737	130,595	(226,025)	149,675
Income taxes (benefits)	13,855	20,085	(116,755)	23,290
Net income (loss)	$80,882	$110,510	$(109,270)	$126,385

Net income (loss) per common share:
Basic	$1.29	$1.72	$(1.75)	$1.94
Diluted	1.28	1.70	(1.75)	1.92

Cash dividends declared per common share	$0.22	$0.21	$0.43	$0.41

Weighted average common shares outstanding:
Basic	62,496	64,098	62,430	65,085
Diluted	63,340	64,825	62,430	65,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)

Net cash provided by operating activities	$347,134	$403,049
Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	458,076	406,812
Proceeds of fixed maturities available for sale redeemed or matured	509,688	397,860
Proceeds of equities available for sale sold	264,735	109,284
Purchase of fixed maturities available for sale	(1,125,877)	(1,708,371)
Purchase of equities available for sale	(278,158)	(106,893)
Net sale of other invested assets	17,404	715
Net (purchase) sale of short-term investments	(94,702)	743,784
Change in other liabilities for securities in course of settlement	4,373	77,029
Net cash used in investing activities	(244,461)	(79,780)
Cash flows from financing activities:
Dividends to stockholders	(26,223)	(26,631)
Common stock issued	(6,359)	(2,191)
Acquisition of treasury stock	—	(140,737)
Repurchase of senior notes	(26,110)	—
Other, net	1,432	(1,142)
Net cash used in financing activities	(57,260)	(170,701)
Effect of exchange rate changes on cash and cash equivalents	11,769	(20,761)
Change in cash and cash equivalents	57,182	131,807
Cash and cash equivalents, beginning of period	284,491	195,723
Cash and cash equivalents, end of period	$341,673	$327,530

Supplemental cash flow information:
Income taxes (paid), net	$(21,152)	$(35,861)
Interest (paid) on senior notes	(33,396)	(34,526)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)

Net income (loss)	$80,882	$110,510	$(109,270)	$126,385

Other comprehensive income (loss):
Net unrealized appreciation of investments, net of tax:
Net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken	—	—	—	(6,713)
Net unrealized holding gains on all other securities	169,954	45,687	159,641	31,414
Reclassification adjustment for gains included in net income (loss)	(8,135)	(6,258)	(66,245)	(19,370)
Deferred income tax charge	(56,637)	(13,800)	(32,689)	(1,866)
	105,182	25,629	60,707	3,465

Change in retirement plan liability, net of tax:
Change in retirement plan liability	(60)	—	(912)	—
Deferred income tax benefit	21	—	319	—
	(39)	—	(593)	—

Net unrealized currency translation gain (loss), net of tax:
Net unrealized currency translation gain (loss)	23,155	(59,490)	31,161	58,708
Deferred income tax (charge) benefit	(8,104)	20,822	(10,906)	(20,548)
	15,051	(38,668)	20,255	38,160

Other comprehensive income (loss)	120,194	(13,039)	80,369	41,625

Comprehensive income (loss)	$201,076	$97,471	$(28,901)	$168,010

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

For all interim and annual periods subsequent to December 31, 2009, the amortized cost of fixed maturities and cost of equities available for sale that are denominated in functional currencies were properly translated into the reporting currency using period-end foreign currency exchange rates. However, as the correction of the treatment discussed earlier occurred in the first quarter of 2010, both net unrealized appreciation of investments, net of tax, and net unrealized currency translation gain, net of tax, in the Statement of Comprehensive Income for the six months ended June 30, 2010 include $63.7 million related to this correction, with no net effect on OCI. In addition, this correction had no net impact on AOCI and stockholders’ equity as of June 30, 2010 nor did it have any net impact on net income, comprehensive income or cash flows for the six months ended June 30, 2010.

2. Merger Agreement with Allied World Assurance Company Holdings, AG (“Allied World”)

On June 12, 2011, Allied World and the Company agreed to a “merger of equals” business combination of the two companies pursuant to the terms of an Agreement and Plan of Merger, dated as of June 12, 2011 (the “Allied World Merger Agreement”), between Allied World, the Company and GO Sub, LLC, a wholly-owned subsidiary of Allied World.  Pursuant to the terms of the Allied World Merger Agreement, GO Sub, LLC will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Allied World. Upon completion of the Merger, Allied World will be the parent company of the Company and Allied World’s name will be changed to “TransAllied Group Holdings, AG”.  Pursuant to the terms and conditions of the Allied World Merger Agreement, stockholders of the Company will be entitled to receive 0.88 common shares of Allied World for each share of the Company’s common stock (and cash in lieu of any fractional shares) (the “Exchange Ratio”).

The Company expects to incur transaction expenses totaling approximately $30 million in connection with the Merger. Results for the second quarter and first six months of 2011 include approximately $6 million of costs incurred related to the Merger as part of “other expenses, net.” Approximately $22 million of the total expenses expected to be incurred is contingent on the successful closing of the Merger and is not included in the results of the second quarter or first six months of 2011.

Upon closing of the Merger, the Company’s outstanding stock-based compensation awards will be converted into awards of Allied World common shares based on the Exchange Ratio.

The Allied World Merger Agreement contains certain termination rights for both the Company and Allied World (each a “Merger Party”) and provides for payments upon termination of the Allied World Merger Agreement. A Merger Party may be required to pay termination fees and/or reimburse merger-related expenses to the other Merger Party in the below special circumstances:

•      $115 million if terminated as a result of an adverse change in the recommendation of the Merger Party’s board of directors

•      $35 million, plus the reimbursement of expenses up to a maximum amount of $35 million, if terminated as a result of the stockholders failing to approve the transaction

•      Up to a maximum reimbursement of $35 million of expenses in connection with the proposed transaction, if terminated due to certain breaches of the Allied World Merger Agreement

On July 8, 2011, Allied World filed a preliminary S-4/joint proxy statement with the Securities and Exchange Commission (the “SEC”) related to the Allied World Merger Agreement. The Merger is subject to approval by the stockholders of the Company and Allied World, receipt of regulatory approvals and notices and other customary closing conditions. The Merger is expected to close in the fourth quarter of 2011, although there can be no assurance that the parties will be able to do so.

See Note 14 for legal proceedings related to the Merger.

See Note 15 for discussion of Validus Holdings, Ltd.’s (“Validus”) exchange offer to acquire all of the outstanding common shares of the Company and related matters.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3. Recent Accounting Standards

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

(b) Future Application of Accounting Standards

(1)           In October 2010, the FASB issued new accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts (ASU 2010-26). This guidance specifies that incremental direct costs of contract acquisition and certain costs directly related to certain acquisition activities performed by the insurer for the contract should be capitalized. All other acquisition-related costs should be charged to expense as incurred.

For TRH, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and shall be applied prospectively. TRH does not currently expect the implementation of this guidance to be material to TRH’s consolidated financial condition, results of operations or cash flows.

(2)          In May 2011, the FASB issued new accounting guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (ASU 2011-4).  These amendments provide guidance on how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.

For TRH, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and shall be applied prospectively. TRH does not currently expect the implementation of this guidance to be material to TRH’s consolidated financial condition, results of operations or cash flows.

(3)           In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income (ASU 2011-05).  This guidance specifies that a reporting entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.

For TRH, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and shall be applied retrospectively. TRH does not currently expect the implementation of this guidance to be material to TRH’s consolidated financial condition, results of operations or cash flows.

4. Fair Value Measurements

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

TRH management is responsible for the determination of the fair value of the financial assets and the supporting methodologies and assumptions. With respect to securities, TRH employs independent third party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When TRH’s valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting from brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

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

(c) Fair Value Hierarchy

Assets recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•                  Level 1:  Fair value measurements that are quoted prices (unadjusted) in active markets that TRH has the ability to access for identical assets. Market price data generally is obtained from exchange or dealer markets. Assets measured at fair value on a recurring basis and classified as Level 1 consists of actively traded listed common stocks and mutual funds (which are included on the balance sheet in equities available for sale).

•                  Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include most government and government agency securities, state, municipal and political subdivision obligations, corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), other asset-backed securities and short-term investments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(d) Assets Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of June 30, 2011
Assets(1):
Fixed maturities available for sale:
U.S. Government	$—	$15.9	$—	$15.9
U.S. Government agencies	—	946.9	—	946.9
States, municipalities and political subdivisions	—	4,656.3	—	4,656.3
Foreign governments	—	722.9	0.8	723.7
U.S. corporate	—	2,332.0	6.3	2,338.3
Foreign corporate	—	1,990.4	—	1,990.4
Asset-backed:
RMBS	—	208.3	38.4	246.7
CMBS	—	167.6	79.3	246.9
Other asset-backed	—	77.9	6.4	84.3
Total fixed maturities available for sale	—	11,118.2	131.2	11,249.4
Equities available for sale	601.1	—	7.0	608.1
Other invested assets(2)	—	—	63.3	63.3
Short-term investments(3)	—	210.3	—	210.3
Other assets	—	—	2.7	2.7
Total	$601.1	$11,328.5	$204.2	$12,133.8

As of December 31, 2010
Assets(1):
Fixed maturities available for sale:
U.S. Government	$—	$25.6	$—	$25.6
U.S. Government agencies	—	864.6	—	864.6
States, municipalities and political subdivisions	—	4,841.6	—	4,841.6
Foreign governments	—	800.5	0.8	801.3
U.S. corporate	—	1,957.2	6.5	1,963.7
Foreign corporate	—	1,731.7	—	1,731.7
Asset-backed:
RMBS	—	217.8	26.7	244.5
CMBS	—	158.8	91.2	250.0
Other asset-backed	—	85.9	13.4	99.3
Total fixed maturities available for sale	—	10,683.7	138.6	10,822.3
Equities available for sale	559.5	—	5.0	564.5
Other invested assets(2)	—	—	86.4	86.4
Short-term investments(3)	—	120.2	—	120.2
Total	$559.5	$10,803.9	$230.0	$11,593.4

(1) Represents only items measured at fair value.

(2) Primarily private equities.

(3) Short-term investments in Level 2 are carried at cost or amortized cost, which approximates fair value.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the second quarter of 2011, there were no transfers in or out of Level 1, $5.6 million of transfers into Level 2 from Level 3 and $19.0 million of transfers out of Level 2 into Level 3.  During the first six months of 2011, there were no transfers in or out of Level 1, $25.8 million of transfers into Level 2 from Level 3 and $19.0 million of transfers out of Level 2 into Level 3. The transfers into Level 2 from Level 3 in the second quarter and first six months of 2011 were due to an increase in observable inputs related to the valuation of such securities. The transfers out of Level 2 into Level 3 were due to a decrease in the observability of the significant inputs used in determining the fair value of the securities.  During the second quarter and first six months of 2010, there were no transfers in or out of Level 1, $2.5 million of transfers out of Level 2 into Level 3 and there were no transfers into Level 2 from Level 3.

At June 30, 2011 and December 31, 2010, Level 3 assets totaled $204.2 million and $230.0 million, respectively, representing 1.7% and 2.0%, respectively, of total assets measured at fair value on a recurring basis.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at June 30, 2011 and December 31, 2010 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Net unrealized depreciation related to Level 3 investments at June 30, 2011 and December 31, 2010 approximated $5.1 million and $6.7 million, respectively.

The following tables present analyses of the changes during the three and six month periods ended June 30, 2011 and 2010 in Level 3 assets measured at fair value on a recurring basis:

	Fixed Maturities Available for Sale
			Asset-backed:
					Other	Equities	Other
Three Months Ended	Foreign	U.S.			Asset-	Available	Invested	Other
June 30, 2011	Governments	Corporate	RMBS	CMBS	backed	for Sale	Assets(2)	Assets	Total
	(in millions)
Balance April 1, 2011	$0.8	$—	$26.8	$78.1	$12.4	$5.0	$63.5	$—	$186.6
Net realized/unrealized gains (losses) included in:
Net investment income	—	—	0.2	(0.1)	—	—	(0.2)	—	(0.1)
Realized net capital gains (losses) (1)	—	—	—	—	—	—	—	—	—
AOCI	—	—	(0.3)	2.2	0.2	—	—	—	2.1
Purchases	—	—	—	—	—	2.0	—	2.7	4.7
Sales	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—	—
Settlements	—	—	(1.0)	(0.9)	(0.6)	—	—	—	(2.5)
Transfers into Level 3	—	6.3	12.7	—	—	—	—	—	19.0
Transfers out of Level 3	—	—	—	—	(5.6)	—	—	—	(5.6)
Balance June 30, 2011	$0.8	$6.3	$38.4	$79.3	$6.4	$7.0	$63.3	$2.7	$204.2

(1)   There were no unrealized losses recorded in realized net capital gains (losses) in the three months ended June 30, 2011 on instruments still held at June 30, 2011.

(2)   Primarily private equities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Fixed Maturities Available for Sale
			Asset-backed:
					Other	Equities	Other
Three Months Ended	Foreign	U.S.			Asset-	Available	Invested	Other
June 30, 2010	Governments	Corporate	RMBS	CMBS	backed	for Sale	Assets(2)	Assets	Total
	(in millions)
Balance April 1, 2010	$—	$—	$19.2	$33.9	$16.3	$7.5	$67.7	$2.4	$147.0
Net realized/unrealized gains (losses) included in:
Net investment income	—	—	0.5	(0.1)	0.1	—	0.9	—	1.4
Realized net capital gains (losses) (1)	—	—	—	—	—	—	—	—	—
AOCI	—	—	(0.1)	3.1	0.3	—	(0.6)	—	2.7
Purchases, sales, issuances and settlements, net	—	—	(1.6)	92.3	20.6	—	—	0.1	111.4
Transfers in (out) of Level 3, net	0.7	—	—	1.8	—	—	—	—	2.5
Balance June 30, 2010	$0.7	$—	$18.0	$131.0	$37.3	$7.5	$68.0	$2.5	$265.0

(1)   There were no unrealized losses recorded in realized net capital gains (losses) in the three months ended June 30, 2010 on instruments still held at June 30, 2010.

(2)   Primarily private equities.

	Fixed Maturities Available for Sale
			Asset-backed:
					Other	Equities	Other
Six Months Ended	Foreign	U.S.			Asset-	Available	Invested	Other
June 30, 2011	Governments	Corporate	RMBS	CMBS	backed	for Sale	Assets(2)	Assets	Total
	(in millions)
Balance January 1, 2011	$0.8	$6.5	$26.7	$91.2	$13.4	$5.0	$86.4	$—	$230.0
Net realized/unrealized gains (losses) included in:
Net investment income	—	—	0.7	(0.4)	—	—	(10.7)	—	(10.4)
Realized net capital gains (losses) (1)	—	—	—	—	—	—	—	—	—
AOCI	—	—	0.6	3.7	0.5	—	0.1	—	4.9
Purchases	—	—	—	—	—	2.0	—	2.7	4.7
Sales	—	—	—	—	—	—	(12.5)	—	(12.5)
Issuances	—	—	—	—	—	—	—	—	—
Settlements	—	—	(2.3)	(1.5)	(1.9)	—	—	—	(5.7)
Transfers into Level 3	—	6.3	12.7	—	—	—	—	—	19.0
Transfers out of Level 3	—	(6.5)	—	(13.7)	(5.6)	—	—	—	(25.8)
Balance June 30, 2011	$0.8	$6.3	$38.4	$79.3	$6.4	$7.0	$63.3	$2.7	$204.2

(1)   There were no unrealized losses recorded in realized net capital gains (losses) in the six months ended June 30, 2011 on instruments still held at June 30, 2011.

(2)   Primarily private equities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Fixed Maturities Available for Sale
			Asset-backed:
					Other	Equities	Other
Six Months Ended	Foreign	U.S.			Asset-	Available	Invested	Other
June 30, 2010	Governments	Corporate	RMBS	CMBS	backed	for Sale	Assets(2)	Assets	Total
	(in millions)
Balance January 1, 2010	$1.4	$—	$18.6	$32.7	$17.6	$7.5	$72.2	$—	$150.0
Net realized/unrealized gains (losses) included in:
Net investment income	—	—	0.1	(0.2)	0.1	—	(2.3)	—	(2.3)
Realized net capital gains (losses) (1)	—	—	(6.1)	—	—	—	—	—	(6.1)
AOCI	0.2	—	8.7	4.8	0.6	—	(0.4)	—	13.9
Purchases, sales, issuances and settlements, net	(1.6)	—	(3.3)	91.9	19.0	—	(1.5)	2.5	107.0
Transfers in (out) of Level 3, net	0.7	—	—	1.8	—	—	—	—	2.5
Balance June 30, 2010	$0.7	$—	$18.0	$131.0	$37.3	$7.5	$68.0	$2.5	$265.0

(1)

There were $6.1 million of OTTI related to RMBS fixed maturities available for sale that was recorded in realized net capital gains (losses) in the six months ended June 30, 2010 on instruments still held at June 30, 2010.

(2)	Primarily private equities.

(e) Assets Measured at Fair Value on a Non-Recurring Basis

None of TRH’s assets were written down to fair value on a non-recurring basis during the three or six month periods ended June 30, 2011 and 2010.

5. Investments

(a) Statutory Deposits

Investments with fair values of $636 million and $574 million at June 30, 2011 and December 31, 2010, respectively, were deposited with governmental authorities as required by law. The substantial majority of these deposits are fixed maturities and equities available for sale.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(b) Gross Unrealized Gains and Losses

The amortized cost and fair value of fixed maturities at June 30, 2011 and December 31, 2010 are summarized as follows:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value	OTTI(1)
	(in thousands)
June 30, 2011
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,187,591	$61,152	$(242)	$1,248,501	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government	$14,280	$1,614	$—	$15,894	$—
U.S. Government agencies	929,277	18,898	(1,299)	946,876	—
States, municipalities and political subdivisions	4,517,344	165,405	(26,486)	4,656,263	—
Foreign governments	710,883	12,914	(75)	723,722	—
U.S. corporate	2,299,514	43,561	(4,761)	2,338,314	(386)
Foreign corporate	1,953,149	45,136	(7,836)	1,990,449	—
Asset-backed:
RMBS	279,580	888	(33,794)	246,674	(113,820)
CMBS	238,933	12,285	(4,302)	246,916	—
Other asset-backed	83,525	1,626	(864)	84,287	—
Total	$11,026,485	$302,327	$(79,417)	$11,249,395	$(114,206)

December 31, 2010
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,189,801	$54,641	$(3,764)	$1,240,678	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government	$24,164	$1,465	$(3)	$25,626	$—
U.S. Government agencies	856,708	11,215	(3,324)	864,599	—
States, municipalities and political subdivisions	4,785,607	119,890	(63,858)	4,841,639	—
Foreign governments	790,710	11,248	(650)	801,308	—
U.S. corporate	1,944,114	34,544	(14,934)	1,963,724	(386)
Foreign corporate	1,692,919	48,816	(10,107)	1,731,628	—
Asset-backed:
RMBS	285,431	525	(41,416)	244,540	(113,820)
CMBS	248,258	7,850	(6,117)	249,991	—
Other asset-backed	99,806	812	(1,337)	99,281	—
Total	$10,727,717	$236,365	$(141,746)	$10,822,336	$(114,206)

(1)          Represents the non-credit portion of OTTI, not adjusted for subsequent changes in unrealized gains or losses, taken on securities still held as of period-end.

At June 30, 2011 and December 31, 2010, net unrealized appreciation of equities available for sale included gross gains of $67.3 million and $92.5 million, respectively, and gross losses of ($13.8) million and ($4.5) million, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(c) Contractual Maturities of Fixed Maturities

The amortized cost and fair value of fixed maturities at June 30, 2011 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	As of June 30, 2011
	Amortized	Fair
	Cost	Value
	(in thousands)
Fixed maturities held to maturity:
Due after one through five years	$55,209	$60,826
Due after five years through ten years	364,297	383,097
Due after ten years	768,085	804,578
Total	$1,187,591	$1,248,501

Fixed maturities available for sale:
Non-asset backed and non-U.S. Government agencies:
Due in one year or less	$423,937	$427,811
Due after one through five years	3,898,992	3,977,201
Due after five through ten years	2,149,447	2,237,739
Due after ten years	3,022,794	3,081,891
Asset-backed and U.S. Government agencies(1)	1,531,315	1,524,753
Total	$11,026,485	$11,249,395

(1) Asset-backed and U.S. Government agency fixed maturities by their nature do not generally have single maturity dates.

(d) Net Investment Income

An analysis of net investment income follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities	$115,671	$112,502	$227,947	$221,163
Equities	4,391	2,730	8,578	5,293
Other invested assets (including alternative investments)	1,077	2,994	(6,248)	4,903
Other	1,129	1,342	2,310	4,000
Total investment income	122,268	119,568	232,587	235,359
Investment expenses	(2,760)	(3,794)	(6,239)	(6,975)
Net investment income	$119,508	$115,774	$226,348	$228,384

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(e) Investment Gains and Losses

Realized net capital (losses) gains are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Realized net capital (losses) gains resulted from:
Total OTTI	$(1,639)	$—	$(3,139)	$(13,045)
Less: OTTI recognized in OCI	—	—	—	6,713
OTTI charged to earnings	(1,639)	—	(3,139)	(6,332)
Sales and redemptions of securities	9,774	6,257	69,384	25,701
Net foreign currency transaction gains (losses)	(8,901)	2,020	(11,599)	(12,981)
Total	$(766)	$8,277	$54,646	$6,388

Realized net capital (losses) gains by source:
Fixed maturities available for sale	$9,365	$2,753	$8,652	$1,016
Equities available for sale	(1,231)	3,496	57,591	18,344
Net foreign currency transaction gains (losses)	(8,901)	2,020	(11,599)	(12,981)
Other	1	8	2	9
Total	$(766)	$8,277	$54,646	$6,388

The change in net unrealized appreciation of investments is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Change in net unrealized appreciation of investments, before deferred income tax effect:
Fixed maturities held to maturity carried at amortized cost	$13,799	$12,266	$10,033	$11,495

Fixed maturities available for sale carried at fair value(1)	$162,234	$90,778	$128,291	$64,509
Equity securities available for sale carried at fair value(1)	(121)	(50,606)	(34,525)	(58,701)
Other	(294)	(743)	(370)	(477)
Total	$161,819	$39,429	$93,396	$5,331

(1) See Note 1 of Notes to Condensed Consolidated Financial Statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Gross realized gains and gross realized losses on sales and redemptions of TRH’s available for sale securities were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(in millions)
Fixed maturities	$10.3	$(0.9)	$6.5	$(3.7)	$12.2	$(2.6)	$13.3	$(5.9)
Equity securities	0.7	(0.3)	4.3	(0.8)	62.1	(2.3)	19.7	(1.4)

Equity securities sold at a loss in the second quarter and first six months of 2011 and 2010 were in a continuous unrealized loss position for 12 months or less and did not meet the conditions of TRH’s accounting policy to be considered OTTI at any quarter-end prior to the time of sale. (See Note 5(g) for the criteria TRH uses to evaluate if an equity investment is considered OTTI.)  TRH’s equity security investment strategy includes the intent to optimize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.

In the 2011 and 2010 periods, the gross realized losses from sales and redemptions of equities available for sale were due in part to the rebalancing of TRH’s equity portfolio.

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

As discussed in Note 5(g), the OTTI amounts on certain fixed maturities are separated into credit loss and non-credit loss components. The credit loss impairments are recognized in earnings as realized capital losses, while the non-credit loss impairments are recorded in OCI. The following table sets forth the amount of credit loss impairments on fixed maturities held by TRH as of June 30, 2011 and 2010, for which a portion of the OTTI amount was recorded in OCI.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Beginning balance	$10.8	$10.8	$10.8	$4.5
New securities subject to credit impairment losses	—	—	—	6.3
Ending balance	$10.8	$10.8	$10.8	$10.8

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(f) Aging of Gross Unrealized Losses

As of June 30, 2011 and December 31, 2010, the aging of the gross unrealized losses with respect to all fixed maturities, including both held to maturity and available for sale, and equities, grouped by months in a continuous unrealized loss position, was as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in millions)
June 30, 2011:
Fixed maturities:
U.S. Government	$—	$—	$—	$—	$—	$—
U.S. Government agencies	122	(1)	3	*	125	(1)
States, municipalities and political subdivisions	480	(11)	95	(16)	575	(27)
Foreign governments	21	*	—	—	21	*
U.S. corporate	498	(5)	11	*	509	(5)
Foreign corporate	343	(5)	80	(3)	423	(8)
Asset-backed:
RMBS	—	—	224	(34)	224	(34)
CMBS	—	—	49	(4)	49	(4)
Other asset-backed	6	*	30	(1)	36	(1)
Total fixed maturities	1,470	(22)	492	(58)	1,962	(80)
Equities available for sale	144	(14)	—	—	144	(14)
Total	$1,614	$(36)	$492	$(58)	$2,106	$(94)

December 31, 2010:
Fixed maturities:
U.S. Government	$6	$ *	$—	$—	$6	$ *
U.S. Government agencies	179	(3)	—	—	179	(3)
States, municipalities and political subdivisions	1,367	(49)	91	(19)	1,458	(68)
Foreign governments	162	(1)	—	—	162	(1)
U.S. corporate	709	(15)	8	*	717	(15)
Foreign corporate	277	(5)	112	(5)	389	(10)
Asset-backed:
RMBS	46	(2)	175	(40)	221	(42)
CMBS	38	*	49	(6)	87	(6)
Other asset-backed	32	*	31	(1)	63	(1)
Total fixed maturities	2,816	(75)	466	(71)	3,282	(146)
Equities available for sale	58	(4)	—	—	58	(4)
Total	$2,874	$(79)	$466	$(71)	$3,340	$(150)

* Rounds to zero.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At June 30, 2011, the carrying value of TRH’s fixed maturity and equity securities aggregated $13.05 billion with aggregate pre-tax gross unrealized losses of $94 million. Additional information about these securities is as follows:

•                  Securities with gross unrealized losses were valued, in the aggregate, at approximately 95.7% of their current cost or amortized cost.

•                  Approximately 96.6% of these securities had unrealized losses of less than or equal to 20% of their current cost or amortized cost.

•                  Approximately 1.7% of the fixed maturity securities had issuer credit ratings which were below investment grade or not rated.

At June 30, 2011, TRH held 269 and 300 individual fixed maturity and equity investments, respectively, that were in an unrealized loss position, of which, 85 individual fixed maturity investments were in a continuous unrealized loss position for 12 months or more.

As of June 30, 2011 and December 31, 2010, no single issuer accounted for more than 10% and 11%, respectively, of the aggregate gross unrealized losses.

At June 30, 2011 and December 31, 2010, the gross unrealized losses for all fixed maturities, including both held to maturity and available for sale, and equities available for sale included the following concentrations:

	Concentration as of
	June 30, 2011	December 31, 2010
	(in millions)
RMBS	$34	$42
States, municipalities and political subdivisions	27	68
Banking and financial institutions	11	11
CMBS	4	6
Other	18	23
Total	$94	$150

The fair value of fixed maturities in an unrealized loss position at June 30, 2011 and December 31, 2010, by contractual maturity, is shown below:

	June 30, 2011	December 31, 2010
	(in millions)
Non-asset backed and non-U.S. Government agencies:
Due in one year or less	$40	$68
Due after one year through five years	743	926
Due after five through ten years	161	297
Due after ten years	584	1,441
Asset-backed and U.S. Government agencies(1)	434	550
Total	$1,962	$3,282

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

TRH evaluated the significant categories of fixed maturity investments in an unrealized loss position for OTTI. For state, municipality and political subdivision securities, TRH takes into account the taxing power of the issuer, source of revenue, credit risk and credit enhancements and pre-refunding. For asset-backed securities, TRH discounted its best estimate of future cash flows at an effective rate equal to the original effective yield of the security or, in the case of floating rate securities, at the current coupon. Those models included TRH’s assumptions about prepayment speeds, default and delinquency rates, and underlying collateral (if any), as well as credit ratings, credit enhancements and other observable market data. For corporate fixed maturities, TRH reviewed business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At June 30, 2011, the large majority of fixed maturities in an unrealized loss position consist of highly-rated state, municipality or political subdivision, corporate and asset-backed fixed maturities. TRH did not consider the unrealized losses on these impaired fixed maturities to be credit related. In making these determinations, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH’s history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs. TRH does not intend to sell these securities, and will not likely be required to sell these securities before an anticipated recovery in fair value. Other considerations included the length of time and extent to which the security has been in an unrealized loss position, observable adverse conditions specifically related to the issuer or industry sector of the security, conditions in the country of issuance or primary market for the security, historical and implied volatility of the security’s fair value, defaults on principal or interest payments, and recoveries or further declines in fair value subsequent to the balance sheet date.

At June 30, 2011, the pre-tax gross unrealized loss for equities was $14 million, of which none were in an unrealized loss position for 12 months or more. As these equities did not meet TRH’s equity security OTTI criteria and TRH has the intent and ability to hold these securities to recovery, TRH determined that there was no OTTI on these securities.

6. Income Taxes

The U.S. federal income tax rate was 35% for 2011 and 2010. Actual tax (benefit) expense on (loss) income before income taxes for the six months ended June 30, 2011 and 2010 differs from the expected amount computed by applying the U.S. federal income tax rate because of the following:

	Six Months Ended June 30,
	2011		2010
		Percent of		Percent of
		Loss Before		Income Before
	Amount	Income Taxes	Amount	Income Taxes
	(dollars in thousands)
Expected tax (benefit) expense	$(79,109)	35.0%	$52,386	35.0%
Adjustments:
Tax exempt interest	(38,512)	17.1	(44,421)	(29.7)
Dividends received deduction	(1,407)	0.6	(772)	(0.5)
Effective tax rate method adjustment	—	—	15,619	10.5
Other	2,273	(1.0)	478	0.3
Actual tax (benefit) expense	$(116,755)	51.7%	$23,290	15.6%

Due to the size and timing of catastrophe costs in the first six months of 2011, TRH is unable to reliably estimate the annual effective tax rate for 2011 as small changes to the assumptions underlying its full year pre-tax income projections produce large changes in the annual effective tax rate.  As a result, tax benefit in the first six months of 2011 has been calculated on a discrete basis utilizing the actual quarterly effective tax rate.

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

TRH recorded income tax benefits of $23 million and $214 million in the second quarter and first six months of 2011, respectively, from pre-tax net catastrophe costs incurred in the first six months of 2011.

TRH recorded income tax benefits of $12 million and $40 million in the second quarter and first six months of 2010, respectively, from pre-tax net catastrophe costs incurred in the first six months of 2010.  $15 million of additional tax benefits from pre-tax net catastrophe costs incurred in the first six months of 2010 were recognized in subsequent quarters of 2010 due to the application of the effective tax rate method.

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

No repurchases of TRH’s 2015 Notes occurred in the second quarter of 2011. In the first six months of 2011, TRH repurchased portions of the 2015 Notes.  No repurchases of TRH’s 2015 Notes occurred in the second quarter and first six months of 2010.  No repurchases of TRH’s 2039 Notes occurred in the second quarter and first six months of 2011 and 2010. The impact of the repurchases of the 2015 Notes on the first six months of 2011 is detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Principal amount repurchased	$—	$—	$25	$—
Repurchase price	—	—	26	—
Loss on early extinguishment of debt	—	—	(1)	—

The balance sheet carrying value, unamortized original issue discount, outstanding principal amount and fair value of the Senior Notes are presented below. The unamortized original issue discount is being amortized over the term of the notes on the effective interest rate method. The fair values are based on quoted market prices.

	As of June 30, 2011		As of December 31, 2010
	2015 Notes	2039 Notes	2015 Notes	2039 Notes
	(in millions)
Balance sheet carrying amount	$665.3	$340.5	$690.1	$340.4
Unamortized original issue discount	1.7	9.5	1.9	9.6
Outstanding principal amount	667.0	350.0	692.0	350.0
Fair value	705.2	378.5	736.6	351.1

Interest expense incurred and paid in connection with the Senior Notes was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Interest expense incurred	$16,693	$17,056	$33,587	$34,142
Interest paid	33,176	34,526	33,396	34,526

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8. Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed in the following table based upon weighted average common shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income (loss) (numerator)	$80,882	$110,510	$(109,270)	$126,385

Weighted average common shares outstanding used in the computation of net income (loss) per common share:
Average shares issued	67,859	67,536	67,793	67,509
Less: Average shares in treasury	(5,363)	(3,438)	(5,363)	(2,424)
Average outstanding shares - basic (denominator)	62,496	64,098	62,430	65,085
Average potential shares from stock compensation(1)	844	727	—	700
Average outstanding shares - diluted (denominator)(2)	63,340	64,825	62,430	65,785

Net income (loss) per common share:
Basic	$1.29	$1.72	$(1.75)	$1.94
Diluted	1.28	1.70	(1.75)	1.92

(1)   The three months ended June 30, 2011 excludes the effect of 2.0 million anti-dilutive shares (from a total of 3.4 million potential shares). As the impact of potential shares for the six months ended June 30, 2011 is anti-dilutive (i.e., reduces the net loss per common share), the effect of 3.5 million potential shares is not included in the diluted net loss per common share calculation. The three months ended June 30, 2010 excludes the effect of 2.3 million anti-dilutive shares (from a total of 3.7 million potential shares). The six months ended June 30, 2010 excludes the effect of 2.0 million anti-dilutive shares (from a total of 3.7 million potential shares).

(2)   Had there been net income for the six months ended June 30, 2011, weighted average diluted common shares outstanding would have been 63,315.

9. Impact of Catastrophe Costs

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

The second quarter of 2011 includes net catastrophe costs of $66.4 million, consisting principally of $61 million resulting from revised estimates of costs related to the February 2011 earthquake in New Zealand and $34 million related to severe second quarter 2011 tornado activity in the U.S., partially offset by a ($23) million reduction in estimated costs related to the March 2011 Tohoku earthquake and resulting tsunami in Japan. The first six months of 2011 includes net catastrophe costs of $611.8 million, $342 million of which is related to the March 2011 Tohoku earthquake and resulting tsunami in Japan, $182 million of which is related to the February 2011 earthquake in New Zealand and $55 million of which is related to first quarter 2011 flooding in Australia and Cyclone Yasi.

The second quarter of 2010 includes net catastrophe costs of $26.9 million, $14 million of which is related to the April 2010 Deepwater Horizon explosion with the balance associated with events occurring in earlier periods, principally the February 2010 earthquake in Chile. The first six months of 2010 includes net catastrophe costs of $157.3 million, $125 million of which is related to the February 2010 earthquake in Chile and $14 million of which is related to the April 2010 Deepwater Horizon explosion.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Summaries of the components of pre-tax net catastrophe costs for the three and six months ended June 30, 2011 and 2010 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Net losses and loss adjustment expenses incurred from catastrophe events occuring in:
Current year	$66.5	$32.4	$640.7	$167.8
Prior years	(1.6)	(6.5)	(5.6)	(6.5)
Total net losses and LAE incurred from catastrophe events	64.9	25.9	635.1	161.3
Net ceded (assumed) reinstatement premiums	1.5	1.0	(23.3)	(4.0)
Net catastrophe costs	$66.4	$26.9	$611.8	$157.3

Losses and loss adjustment expenses incurred from catastrophe events:
Gross	$62.0	$83.2	$723.4	$218.6
Ceded	2.9	(57.3)	(88.3)	(57.3)
Net	64.9	25.9	635.1	161.3
Reinstatement premiums:
Gross	(0.3)	(4.3)	(29.2)	(9.3)
Ceded	1.8	5.3	5.9	5.3
Net	1.5	1.0	(23.3)	(4.0)
Net catastrophe costs	$66.4	$26.9	$611.8	$157.3

A summary of pre-tax net catastrophe costs by segment for the three and six months ended June 30, 2011 and 2010 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Domestic	$23.6	$(3.8)	$58.6	$(0.8)
International-Europe	0.2	20.1	110.4	74.1
International-Other	42.6	10.6	442.8	84.0
Total	$66.4	$26.9	$611.8	$157.3

10. Secondary Public Offerings of the Company’s Common Stock by American International Group, Inc. (“AIG”) and its Subsidiaries (collectively, the “AIG Group”)

Prior to June 10, 2009, AIG beneficially owned approximately 59% of the Company’s outstanding shares. On June 10, 2009, AIG and American Home Assurance Company (“AHAC”), a wholly owned subsidiary of AIG, consummated a secondary public offering (the “June 2009 Offering”) of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11. Cash Dividends

In the second quarter of 2011, the Company’s Board of Directors declared a dividend of $0.22 per common share, or approximately $13.7 million in the aggregate, payable on September 16, 2011.

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

Premiums written, premiums earned and losses and loss adjustment expenses (“LAE”) incurred are comprised as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Gross premiums written	$1,034,360	$981,785	$2,157,464	$2,096,037
Ceded premiums written	(37,712)	(34,196)	(116,992)	(122,149)
Net premiums written	$996,648	$947,589	$2,040,472	$1,973,888

Gross premiums earned	$1,012,685	$1,026,884	$2,042,887	$2,072,751
Ceded premiums earned	(57,756)	(53,132)	(131,129)	(106,404)
Net premiums earned	$954,929	$973,752	$1,911,758	$1,966,347

Gross incurred losses and LAE	$811,152	$774,469	$2,084,680	$1,573,179
Reinsured losses and LAE ceded	(130,026)	(122,926)	(234,502)	(135,312)
Net incurred losses and LAE	$681,126	$651,543	$1,850,178	$1,437,867

Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and LAE and reinsured losses and LAE ceded include amounts, which, by prearrangement with TRH, were assumed from a cedant and then ceded in an equal amount to affiliates of the cedant.  Gross premiums written and ceded premiums written include $15.0 million and $9.3 million in the second quarter of 2011 and 2010, respectively, and $59.8 million and $72.0 million in the first six months of 2011 and 2010, respectively, relating to such arrangements.  Gross premiums earned and ceded premiums earned include $36.0 million and $28.9 million in the second quarter of 2011 and 2010, respectively, and $73.7 million and $60.4 million in the first six months of 2011 and 2010, respectively, relating to such arrangements. Gross incurred losses and LAE and reinsured losses and LAE ceded include $95.4 million and $45.6 million in the second quarter of 2011 and 2010, respectively, and $98.2 million and $58.3 million in the first six months of 2011 and 2010, respectively, relating to such arrangements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balances at June 30, 2011 and December 31, 2010 are comprised as follows:

	As of	As of
	June 30, 2011	December 31, 2010
	(in thousands)
Reinsurance recoverable on paid losses and LAE	$37,322	$25,897
Reinsurance recoverable on unpaid losses and LAE	918,775	793,837
Total	$956,097	$819,734

Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $12.0 million as of June 30, 2011 and December 31, 2010. Write-offs of reinsurance recoverable on paid and unpaid losses and LAE in the second quarter and first six months of 2011 were not material. At June 30, 2011, $14.1 million of the total reinsurance recoverable balance was overdue by more than 90 days, of which $6.4 million was collateralized.

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

Under its reinsurance security policy, TRH seeks to cede business to reinsurers generally rated “A-” or better. TRH considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to TRH’s general policy on a case-by-case basis. At June 30, 2011, approximately 96% of total reinsurance recoverable on paid and unpaid losses and LAE balances were due from reinsurers rated “A-” or better, 1% were due from reinsurers rated between “BBB+” and “B” while 3% were due from reinsurers which were not rated.

With respect to reinsurance recoverable on paid and unpaid losses and LAE, TRH is the beneficiary of substantial amounts of funds held, trust agreements and letters of credit collateralizing reinsurance recoverables with respect to certain reinsurers. At June 30, 2011, such funds held, trust agreements and letters of credit secured $410.4 million of TRH’s reinsurance recoverable on paid and unpaid losses. No uncollateralized amounts recoverable from a single retrocessionnaire are considered material to the financial position of TRH.

13. Segment Information

TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Senior Notes).

Prior to 2011, financial information for the Sydney branch was included in the London branch as part of the International-Europe segment. Sydney branch financial information for prior periods was not material. In 2011, Sydney is more appropriately considered a segment for financial reporting purposes and is aggregated with other segments that are generally not material in International-Other. Segment information for periods prior to 2011 have been revised to conform to the current segment presentation. Financial data from the London and Paris branches and from Trans Re Zurich Reinsurance Company Ltd. (“TRZ”) are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong, Tokyo and Sydney branches are grouped as International-Other and represent the aggregation of segments that are generally not material. In each segment, property and casualty reinsurance is provided to insurers and reinsurers on a treaty and facultative basis, through brokers or directly to ceding companies.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table is a summary of financial data by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Domestic:
Net premiums written	$482,774	$486,071	$1,011,912	$1,023,277
Net premiums earned	458,874	478,920	948,274	1,002,604
Net investment income	76,639	80,360	143,747	154,667
Realized net capital gains	3,242	7,735	59,562	21,803
Revenues	538,755	567,015	1,150,404	1,179,074
Net losses and LAE	340,244	307,157	697,845	674,157
Underwriting expenses(1)	127,712	141,555	251,285	288,818
Underwriting (loss) profit(2)(3)	(9,082)	30,208	(856)	39,629
Income before income taxes	42,072	94,385	148,359	167,311

International-Europe:
Net premiums written	$366,015	$324,602	$744,640	$673,336
Net premiums earned	335,167	351,448	661,699	681,417
Net investment income	31,132	26,147	61,041	54,106
Realized net capital (losses) gains	(99)	2,960	1,231	(9,653)
Revenues	366,200	380,555	723,971	725,870
Net losses and LAE	239,581	273,035	580,185	555,827
Underwriting expenses(1)	88,784	90,043	164,728	167,534
Underwriting gain (loss)(2)(3)	6,802	(11,630)	(83,214)	(41,944)
Income (loss) before income taxes	38,242	17,356	(20,518)	2,535

International-Other(4):
Net premiums written	$147,859	$136,916	$283,920	$277,275
Net premiums earned	160,888	143,384	301,785	282,326
Net investment income	11,737	9,267	21,560	19,611
Realized net capital losses	(3,909)	(2,418)	(6,147)	(5,762)
Revenues	168,716	150,233	317,198	296,175
Net losses and LAE	101,301	71,351	572,148	207,883
Underwriting expenses(1)	53,046	60,045	99,095	108,432
Underwriting income (loss)(2)(3)	6,541	11,988	(369,458)	(33,989)
Income (loss) before income taxes	14,423	18,854	(353,866)	(20,171)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Consolidated:
Net premiums written	$996,648	$947,589	$2,040,472	$1,973,888
Net premiums earned	954,929	973,752	1,911,758	1,966,347
Net investment income	119,508	115,774	226,348	228,384
Realized net capital (losses) gains	(766)	8,277	54,646	6,388
Revenues	1,073,671	1,097,803	2,191,573	2,201,119
Net losses and LAE	681,126	651,543	1,850,178	1,437,867
Underwriting expenses(1)	269,542	291,643	515,108	564,784
Underwriting gain (loss)(2)(3)	4,261	30,566	(453,528)	(36,304)
Income (loss) before income taxes	94,737	130,595	(226,025)	149,675

(1)	Underwriting expenses represent the sum of net commissions, decrease (increase) in deferred policy acquisition costs and other underwriting expenses.
(2)	Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses.
(3)	See Note 9 for net catastrophe costs by segment.
(4)

The Miami, Tokyo and Sydney branch segment data were considered significant for at least one of the periods presented. Certain key Miami, Tokyo and Sydney data elements, which are included in International-Other, in the 2011 and 2010 periods are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
		(in thousands)
	Miami (serving Latin America and the Caribbean):
	Revenues	$68,019	$72,936	$126,054	$136,516
	Income (loss) before income taxes	12,883	2,536	26,187	(58,234)

	Tokyo:
	Revenues	$27,010	$18,416	$55,308	$36,565
	Income (loss) before income taxes	18,279	4,529	(243,725)	11,631

	Sydney:
	Revenues	$12,052	$8,718	$22,796	$18,917
	(Loss) income before income taxes	(30,074)	1,543	(150,787)	4,484

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH’s aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH’s approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH’s financial condition, results of operations or cash flows. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH’s results of operations, financial condition or cash flows.

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

(a) Legal Proceedings Related to the Merger

In connection with the Merger, five putative stockholder class action lawsuits have been filed against the Company and the members of the Company’s Board of Directors (the “Board”) challenging the Merger.  Each lawsuit names the Company, the members of the Board, and Allied World as defendants.  Four of the lawsuits also name the Allied World subsidiary, GO Sub, LLC, as a defendant, and one of the lawsuits names a former director of the Company as a defendant.  Each of the lawsuits asserts that the members of the Board breached a fiduciary duty in connection with the approval of the Merger and that Allied World and its subsidiaries aided and abetted the alleged breaches of a fiduciary duty.  One lawsuit also alleges that the Company aided and abetted its directors’ alleged breach of a fiduciary duty.  The lawsuits seek to enjoin the Merger, among other relief.

On June 29, 2011, defendants moved to dismiss or stay the three New York actions in favor of the virtually identical proceedings pending in the Delaware Court of Chancery.  On July 25, 2011, the plaintiffs in the three New York actions moved to consolidate those actions into a single action.  The court has not ruled on either of these motions.

On July 21, 2011, Vice Chancellor Parsons of the Court of Chancery of the State of Delaware entered an order consolidating the two Delaware actions.  Under that order, the Delaware plaintiffs filed a consolidated amended complaint on August 1, 2011. Additionally, on August 1, 2011, the Delaware plaintiffs filed a motion to expedite proceedings  and a motion for a preliminary injunction, both of which the Company intends to oppose at the appropriate time.

The Company and the Board believe these lawsuits are without merit and intend to defend against them vigorously.

(b) Transatlantic Holdings, Inc. v. Validus Holdings Ltd. (U.S. District Court for the District of Delaware)

On July 28, 2011, the Company filed a lawsuit in the United States District Court for the District of Delaware against Validus alleging that Validus violated Sections 14(a) and (e) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 by making materially false and/or misleading statements in its proxy and tender offer materials filed with the Securities and Exchange Commission.  The lawsuit seeks, among other relief, an order:  (i) compelling Validus to correct the material false and/or misleading statements it has made in connection with both its proxy and tender offer materials; and (ii) prohibiting Validus from acquiring or attempting to acquire shares of the Company until its misstatements have been corrected.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(c) Other Legal Proceedings

On May 21, 2010, the Company and its subsidiaries, Transatlantic Reinsurance Company (“TRC”) and TRZ (collectively, “TRH Parties”), filed a demand for arbitration, with the American Arbitration Association, against AIG, AIG Securities Lending Corp. and AIG Securities Lending (Ireland) Ltd. (collectively, “AIG Securities Lending”) for losses in excess of $350 million suffered by TRH arising from its participation in a securities lending program administered and managed by AIG Securities Lending during the period that TRH was controlled by AIG. The TRH Parties’ participations in such securities lending program ended in the fourth quarter of 2008. While the final outcome cannot be predicted, TRH believes this arbitration, when resolved, will not have a material adverse effect on TRH’s results of operations, financial position or cash flows.

On September 30, 2009, TRC initiated arbitration proceedings, with the AIDA Reinsurance and Insurance Arbitration Society, against United Guaranty Residential Insurance Company, United Guaranty Mortgage Indemnity Company, United Guaranty Credit Insurance Company and United Guaranty Residential Insurance Company of North Carolina (collectively, “UGC”), each a subsidiary of the AIG Group. The arbitration proceedings involve certain contracts related to subprime mortgages and credit default insurance pursuant to which UGC purchased reinsurance from TRC (the “Disputed Contracts”). TRC seeks in the proceedings, among other things, to rescind the Disputed Contracts. While the final outcome cannot be predicted, TRH believes these arbitration proceedings, when resolved, will not have a material adverse effect on TRH’s consolidated results of operations, financial position or cash flows.

15. Subsequent Events

On July 12, 2011, Validus delivered an unsolicited offer to the Company to combine the Company and Validus, with Validus acquiring all the outstanding common shares of the Company (the “Validus Proposal”). Under the Validus Proposal, the Company’s stockholders would receive 1.5564 shares of Validus voting common shares and $8.00 in cash in exchange for each share of the Company’s common stock they own. The $8.00 in cash per share would be paid by the Company as a special dividend immediately prior to the closing of a merger.

The Validus Proposal further states that Validus is prepared to enter into a merger agreement with the Company that includes substantially similar non-price terms and conditions and subject to substantially similar closing conditions as the Allied World Merger Agreement.

On July 19, 2011, the Board concluded that the Validus Proposal did not constitute a “Superior Proposal” under the Allied World Merger Agreement and the Board reaffirmed its recommendation of, and its declaration of advisability with respect to, the Allied World Merger Agreement. However, the Board also determined that the Validus Proposal is reasonably likely to lead to a “Superior Proposal” and that the failure to enter into discussions regarding the Validus Proposal would result in a breach of its fiduciary duties under applicable law.  As a result, the Board determined that the Company should offer to engage in discussions and exchange information with Validus, subject to, in accordance with the Allied World  Merger Agreement, (i) providing Allied World with three business days’ notice of the Company’s intent to furnish information to and enter into discussions with Validus and (ii) obtaining from Validus an executed confidentiality agreement containing terms that are substantially similar, and not less favorable, to Transatlantic, in the aggregate, than those contained in the confidentiality agreement between the Company and Allied World.

On July 20, 2011, Validus filed a preliminary proxy statement on Schedule 14A soliciting proxies from the Company’s stockholders to vote against the adoption of the Allied World Merger Agreement.

On July 25, 2011, Validus sent a letter to the Board informing them that Validus was commencing an exchange offer that morning for all of the outstanding shares of common stock of the Company for 1.5564 Validus voting common shares and $8.00 in cash per share of the Company’s common stock (the “Validus Exchange Offer”).  The letter also indicated that Validus intended to continue soliciting the Company’s stockholders to vote against the transaction with Allied World.  Validus also issued a press release containing the foregoing letter and announcing the commencement of an exchange offer and filed a prospectus/offer to exchange with the SEC.

On July 28, 2011, the Company filed with the SEC a Schedule 14D-9 solicitation/recommendation statement recommending that the Company’s stockholders reject the Validus Exchange Offer.  Also on July 28, 2011, the Company issued a press release announcing the adoption of a stockholder rights plan with a one year term and beneficial ownership threshold of 10% and certain amendments to its bylaws related to the conduct of stockholder meetings.

See Note 14 for discussion of legal proceedings relating to the Validus Exchange Offer.

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

These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K of Transatlantic Holdings, Inc. for the year ended December 31, 2010. TRH is not under any obligation to (and expressly disclaims any such obligation to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

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

Financial Statements

The following discussion refers to the consolidated financial statements of TRH as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010, which are presented elsewhere herein.

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

TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Company’s senior notes). Prior to 2011, financial information for the Sydney branch was included in the London branch as part of the International-Europe segment. Sydney branch financial information for prior periods was not material. Starting in 2011, Sydney is more appropriately considered a segment for financial reporting purposes and is aggregated with other segments that are generally not material in International-Other. Segment information for periods prior to 2011 have been revised to conform to the current segment presentation. Data from the London and Paris branches and from TRZ are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong, Tokyo and Sydney branches are grouped as International-Other and represent the aggregation of segments that are generally not material.

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

In the first six months of 2011, casualty lines comprised 71% of TRH’s net premiums written, while property lines totaled 29%.  Business written by international branches represented 50% of net premiums written in the first six months of 2011.  (See Operational Review for detailed period to period comparisons of such measures.)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Merger Agreement with Allied World Assurance Company Holdings, AG (“Allied World”) and Unsolicited Offer from Validus Holdings, Ltd. (“Validus”)

On June 12, 2011, Allied World and the Company agreed to a “merger of equals” business combination of the two companies pursuant to the terms of an Agreement and Plan of Merger, dated as of June 12, 2011 (the “Allied World Merger Agreement”), between Allied World, the Company and GO Sub, LLC, a wholly-owned subsidiary of Allied World.  Pursuant to the terms of the Allied World Merger Agreement, GO Sub, LLC will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Allied World. Upon completion of the Merger, Allied World will be the parent company of the Company and Allied World’s name will be changed to “TransAllied Group Holdings, AG”.  Pursuant to the terms and conditions of the Allied World Merger Agreement, stockholders of the Company will be entitled to receive 0.88 common shares of Allied World for each share of the Company’s common stock (and cash in lieu of any fractional shares) (the “Exchange Ratio”).

The Company expects to incur transaction expenses totaling approximately $30 million in connection with the Merger. Results for the second quarter and first six months of 2011 include approximately $6 million of costs incurred related to the Merger as part of “other expenses, net.” Approximately $22 million of the total expenses expected to be incurred is contingent on the successful closing of the Merger and is not included in the results of the second quarter or first six months of 2011.

Upon closing of the Merger, the Company’s outstanding stock-based compensation awards will be converted into awards of Allied World common shares based on the Exchange Ratio.

The Allied World Merger Agreement contains certain termination rights for both the Company and Allied World (each a “Merger Party”) and provides for payments upon termination of the Allied World Merger Agreement. A Merger Party may be required to pay termination fees and/or reimburse merger-related expenses to the other Merger Party in the below special circumstances:

•      $115 million if terminated as a result of an adverse change in the recommendation of the Merger Party’s board of directors

•      $35 million, plus the reimbursement of expenses up to a maximum amount of $35 million, if terminated as a result of the stockholders failing to approve the transaction

•      Up to a maximum reimbursement of $35 million of expenses in connection with the proposed transaction, if terminated due to certain breaches of the Allied World Merger Agreement

On July 8, 2011, Allied World filed a preliminary S-4/joint proxy statement with the Securities and Exchange Commission (the “SEC”) related to the Allied World Merger Agreement. The Merger is subject to approval by the stockholders of the Company and Allied World, receipt of regulatory approvals and notices and other customary closing conditions. The Merger is expected to close in the fourth quarter of 2011, although there can be no assurance that the parties will be able to do so.

On July 12, 2011, Validus delivered an unsolicited offer to the Company to combine the Company and Validus, with Validus acquiring all the outstanding common shares of the Company (the “Validus Proposal”). Under the Validus Proposal, the Company’s stockholders would receive 1.5564 shares of Validus voting common shares and $8.00 in cash in exchange for each share of the Company’s common stock they own. The $8.00 in cash per share would be paid by the Company as a special dividend immediately prior to the closing of a merger.

The Validus Proposal further states that Validus is prepared to enter into a merger agreement with the Company that includes substantially similar non-price terms and conditions and subject to substantially similar closing conditions as the Allied World Merger Agreement.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

On July 19, 2011, the Company’s Board of Directors (the “Board”) concluded that the Validus Proposal did not constitute a “Superior Proposal” under the Allied World Merger Agreement and the Board reaffirmed its recommendation of, and its declaration of advisability with respect to, the Allied World Merger Agreement. However, the Board also determined that the Validus Proposal is reasonably likely to lead to a “Superior Proposal” and that the failure to enter into discussions regarding the Validus Proposal would result in a breach of its fiduciary duties under applicable law.  As a result, the Board determined that the Company should offer to engage in discussions and exchange information with Validus, subject to, in accordance with the Allied World  Merger Agreement, (i) providing Allied World with three business days’ notice of the Company’s intent to furnish information to and enter into discussions with Validus and (ii) obtaining from Validus an executed confidentiality agreement containing terms that are substantially similar, and not less favorable, to Transatlantic, in the aggregate, than those contained in the confidentiality agreement between the Company and Allied World.

On July 20, 2011, Validus filed a preliminary proxy statement on Schedule 14A soliciting proxies from the Company’s stockholders to vote against the adoption of the Allied World Merger Agreement.

On July 25, 2011, Validus sent a letter to the Board informing them that Validus was commencing an exchange offer that morning for all of the outstanding shares of common stock of the Company for 1.5564 Validus voting common shares and $8.00 in cash per share of the Company’s common stock (the “Validus Exchange Offer”).  The letter also indicated that Validus intended to continue soliciting the Company’s stockholders to vote against the transaction with Allied World.  Validus also issued a press release containing the foregoing letter and announcing the commencement of an exchange offer and filed a prospectus/offer to exchange with the SEC.

On July 28, 2011, the Company filed with the SEC a Schedule 14D-9 solicitation/recommendation statement recommending that the Company’s stockholders reject the Validus Exchange Offer.  Also on July 28, 2011, the Company issued a press release announcing the adoption of a stockholder rights plan with a one year term and beneficial ownership threshold of 10% and certain amendments to its bylaws related to the conduct of stockholder meetings.

See Note 14 of Notes to Condensed Consolidated Financial Statements (“Note 14”), for legal proceedings related to the Merger and the Validus Exchange Offer.

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

Consolidated Results

The following table summarizes TRH’s revenues, income (loss) before income taxes and net income (loss) for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(dollars in millions)
Total revenues	$1,073.7	$1,097.8	(2.2)%	$2,191.6	$2,201.1	(0.4)%
Income (loss) before income taxes	94.7	130.6	(27.5)	(226.0)	149.7	(251.0)
Net income (loss)	80.9	110.5	(26.8)	(109.3)	126.4	(186.5)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Revenues in the second quarter of 2011 decreased from the second quarter of 2010 principally due to a decrease in net premiums earned in the second quarter of 2011 and realized net capital losses in the second quarter of 2011 compared to realized net capital gains in the second quarter of 2010. Net premiums earned decreased in Domestic and International-Europe, partially offset by an increase in International-Other. The decrease in realized net capital gains (losses) was due in large part to net foreign currency transaction losses in the second quarter of 2011 compared to net foreign currency transaction gains in the second quarter of 2010.

Revenues in the first six months of 2011 remained level with the comparable 2010 period as a decrease in net premiums earned was largely offset by an increase in realized net capital gains. Net premiums earned decreased in Domestic and International-Europe, partially offset by an increase in International-Other. The decrease in net premiums earned was partially mitigated by an increase in net reinstatement premiums related to catastrophe losses incurred. The increase in realized net capital gains was due in large part to an increase in realized net capital gains on equities available for sale, due in large part to the repositioning of TRH’s equities available for sale portfolio.

The second quarter of 2011 included pre-tax net catastrophe costs of $66.4 million, consisting principally of $61 million resulting from revised estimates of costs related to the February 2011 earthquake in New Zealand and $34 million related to severe second quarter 2011 tornado activity in the U.S., partially offset by a ($23) million reduction in estimated costs related to the March 2011 Tohoku earthquake and resulting tsunami in Japan. The first six months of 2011 included pre-tax net catastrophe costs of $611.8 million, $342 million of which is related to the March 2011 Tohoku earthquake and resulting tsunami in Japan, $182 million of which is related to the February 2011 earthquake in New Zealand and $55 million of which is related to first quarter 2011 flooding in Australia and Cyclone Yasi. Net catastrophe costs in the second quarter and first six months of 2011 include $2 million and $6 million, respectively, of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. The second quarter of 2010 included pre-tax net catastrophe costs of $26.9 million, $14 million of which is related to the April 2010 Deepwater Horizon explosion with the balance associated with events occurring in earlier periods, principally the February 2010 earthquake in Chile. The first six months of 2010 included pre-tax net catastrophe costs of $157.3 million, $125 million of which is related to the February 2010 earthquake in Chile and $14 million of which is related to the April 2010 Deepwater Horizon explosion. Net catastrophe costs in the second quarter and first six months of 2010 each include $6 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Catastrophe costs include net losses and LAE incurred and related reinstatement premiums, the details of which can be found in Note 9 of Notes to Condensed Consolidated Financial Statements (“Note 9”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

Income before income taxes and net income decreased in the second quarter of 2011 compared to the second quarter of 2010 due in large part to a decrease in underwriting gain in 2011 and realized net capital losses in the second quarter of 2011 compared to realized net capital gains in the second quarter of 2010. The decrease in underwriting gain was primarily due to increased catastrophe costs in the second quarter of 2011. The percentage decline in net income between periods is less than the percentage decline in income before income taxes due in part to the tax benefits recorded related to the net catastrophe costs incurred in the second quarter of 2011. Tax expense was calculated in the second quarter of 2011 on a discrete basis and in the second quarter of 2010 using the effective tax rate method.

The first six months of 2011 reported a loss before income taxes and a net loss compared to income before income taxes and net income for the same 2010 period primarily as a result of an increase in underwriting loss, partially offset by an increase in realized net capital gains. The increase in underwriting loss was primarily due to increased catastrophe costs in the first six months of 2011. The percentage decrease in net (loss) income between periods is less than the decrease in (loss) income before income taxes as a result of the significant tax benefits recorded related to the significant net catastrophe costs incurred in the first six months of 2011. Tax expense was calculated in the first six months of 2011 on a discrete basis and in the first six months of 2010 using the effective tax rate method. (See Note 6 of Notes to Condensed Consolidated Financial Statements (“Note 6”).)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

TRH recognized income tax benefits of $23 million and $214 million in the second quarter and first six months of 2011, respectively, relating to pre-tax net catastrophe costs incurred in the first six months of 2011. TRH recognized income tax benefits of $12 million and $40 million in the second quarter and first six months of 2010, respectively, relating to pre-tax net catastrophe costs incurred in the first six months of 2010. $15 million of additional tax benefits from pre-tax net catastrophe costs incurred in the first six months of 2010 were recognized in subsequent quarters of 2010 due to the application of the effective tax rate method.

Underwriting gain (loss) is defined as net premiums earned less net losses and LAE incurred, net commissions and other underwriting expenses, plus (minus) any increase (decrease) in deferred policy acquisition costs. (See Operational Review for further discussion.)

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

Market conditions were generally challenging in 2010 as a result of several trends: there was downward pressure on reinsurance rates in many lines; ceding companies increased their retentions; there was excess capital in the reinsurance marketplace; and ceding companies attempted to increase ceding commissions to recoup the cost of higher primary insurance broker commissions.

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

The first six months of 2011 were marked by major catastrophe events, with significant industry losses from earthquakes in Japan and New Zealand, flooding in Australia and tornados in the U.S. Following the severity and frequency of catastrophe events over the last 18 months, rate improvements in property catastrophe were evident in the loss-affected areas, however areas not impacted by catastrophe losses have been resistant to rate improvements. Opportunities were available in Australia and Japan during the July 1, 2011 renewal period, however there remains sufficient capacity in the industry to meet the demand for coverage. In Europe, improvements in rates, terms and conditions were evident in multi-territory catastrophe covers, however these improvements were not necessarily adequate. In the U.K., risk-adjusted rates remained flat. U.S. property catastrophe and Latin American property-related lines also exhibited positive trends.

In the general casualty reinsurance environment, frequency trends remain benign, loss cost trends continue to be below expectations, and rates have stabilized with indications that there may not be further deterioration. Overall D&O and errors and omissions liability (“E&O”) remain competitive.  Pockets of opportunity exist, with pricing for marine exposures remaining relatively strong; surety, credit and political risk lines performing well despite global economic and political uncertainty; international motor seeing material original rate increases; and, within specialty casualty, medical malpractice and A&H remaining favorable.

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

The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An active market is one in which transactions for the asset being valued occurs with sufficient frequency and volume to provide pricing information on an ongoing basis. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly for the asset being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions. (See Note 4 of Notes to Condensed Consolidated Financial Statements (“Note 4”) for the valuation techniques and inputs that TRH uses to determine the fair value.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

As of June 30, 2011, of TRH’s $11.9 billion of fixed maturities available for sale, equities available for sale and other invested assets measured at fair value on a recurring basis, approximately $11.8 billion was based on prices received from independent pricing services and approximately $0.1 billion was based on non-binding broker quotes or internal valuation sources. Management reviewed all fair values from external sources and did not make any material adjustments to the fair values.

See Note 4 for discussion of how TRH determines the fair value of its fixed maturities available for sale, equities available for sale and short-term investments.

Fair Value Hierarchy and Level 3 Assets

Assets recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the market place used to measure the fair value. (See Note 4 for additional information about fair value measurements.)

The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At June 30, 2011, TRH classified $204.2 million of assets measured at fair value on a recurring basis as Level 3. This represented 1.7% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

•                  Residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”): These assets initially are valued at the transaction price. Subsequently, they may be valued by comparison to transactions in instruments with similar collateral and risk profiles, remittances received and updated cumulative loss data on underlying obligations, discounted cash flow techniques and/or option adjusted spread analyses.

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

(c) OTTI of Investments

See Note 5(g) of Notes to Condensed Consolidated Financial Statements (“Note 5(g)”) for the criteria TRH uses to evaluate if an investment is a candidate for OTTI.

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

At June 30, 2011, TRH had gross unrealized losses on all fixed maturities (including fixed maturities classified as held to maturity) and equities totaling $94 million which did not meet the criteria for OTTI charged to earnings. If TRH’s determination of OTTI is materially incorrect, it could have a material adverse effect on TRH’s results of operations and cash flows.

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

Operational Review

Results of Operations

TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital (losses) gains, loss on early extinguishment of debt and total revenue of TRH for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(dollars in millions)
Net premiums written	$996.6	$947.6	5.2%	$2,040.5	$1,973.9	3.4%
Net premiums earned	954.9	973.8	(1.9)	1,911.8	1,966.3	(2.8)
Net investment income	119.5	115.8	3.2	226.3	228.4	(0.9)
Realized net capital (losses) gains	(0.8)	8.3	(109.3)	54.6	6.4	755.4
Loss on early extinguishment of debt	—	—	—	(1.2)	—	—
Total revenues	1,073.7	1,097.8	(2.2)	2,191.6	2,201.1	(0.4)

The increase in net premiums written in the second quarter of 2011 compared to the second quarter of 2010 is due principally to an increase in International net premiums written. The increase in net premiums written includes the impact of changes in foreign currency exchange rates.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The increase in net premiums written in the first six months of 2011 compared to the comparable period of 2010 consisted of an increase in International net premiums written, partially offset by a decrease in Domestic net premiums written. The increase in net premiums written was partially due to increases in net reinstatement premiums related to catastrophe losses incurred and includes the impact of changes in foreign currency exchange rates.

A breakdown of total net premiums written for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Casualty	70.5%	71.3%	71.2%	70.9%
Property	29.5	28.7	28.8	29.1
Total	100.0%	100.0%	100.0%	100.0%

Domestic	48.4%	51.3%	49.6%	51.8%
International	51.6	48.7	50.4	48.2
Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the three and six months ended June 30, 2011 compared to the same 2010 periods.

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
Change excluding foreign exchange	0.8%	0.3%
Foreign exchange effect	4.4	3.1
Change as reported	5.2%	3.4%

Domestic net premiums written in the second quarter of 2011 totaled $482.8 million, remaining level with the second quarter of 2010. Significant decreases in Domestic net premiums written in the auto liability ($17.8 million) and A&H ($13.9 million) lines were largely offset by an increase in the property ($14.1 million) line along with relatively smaller increases spread across several lines. Domestic net premiums written for the first six months of 2011 totaled $1.01 billion, a decrease of $11.4 million, or 1.1% from the first six months of 2010. The decrease in Domestic net premiums written was due to a significant decrease in the other liability ($25.6 million) line along with relatively smaller decreases in several other lines, partially offset by significant increases in the medical malpractice ($10.7 million) and ocean marine ($10.4 million) lines.

International net premiums written increased in the second quarter of 2011 by $52.4 million, or 11.3%, from the second quarter of 2010 to $513.9 million. The most significant increases in net premiums written occurred in the London ($33.8 million) and Paris ($10.8 million) branches. The most significant increases in International net premiums written were recorded in the auto liability ($18.2 million), ocean marine ($17.9 million) and credit ($12.0 million) lines. The increase in International net premiums written includes the impact of changes in foreign currency exchange rates. Changes in foreign currency exchange rates increased second quarter 2011 net premiums written by $40.9 million compared to the second quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, International net premiums written would have increased 2.5% in the second quarter of 2011 compared to the second quarter of 2010.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

International net premiums written increased in the first six months of 2011 by $77.9 million, or 8.2%, from the first six months of 2010 to $1.03 billion. The most significant increases in net premiums written occurred in the London ($89.3 million) and Paris ($11.7 million) branches, partially offset by significant decreases in TRZ ($29.6 million) and the Miami ($14.8 million) branch. The most significant increases in International net premiums written were recorded in the auto liability ($53.9 million), ocean marine ($34.2 million) and medical malpractice ($24.5 million) lines, partially offset by a significant decrease in the A&H ($38.8 million) line.  The increase in International net premiums written was partially due to to increases in net reinstatement premiums related to catastrophe losses incurred and includes the impact of changes in foreign currency exchange rates. Changes in foreign currency exchange rates increased net premiums written in the first six months of 2011 by $59.6 million compared to the first six months of 2010. Excluding the impact of changes in foreign currency exchange rates, International net premiums written would have increased 1.9% in the first six months of 2011 compared to the first six months of 2010.

Generally, reasons for changes in gross premiums written between years are similar to those for net premiums written, except for changes in ceded premiums, including premiums assumed from a cedant that, by prearrangement, were ceded in an equal amount to affiliates of the cedant. (See Note 12 of Notes to Condensed Consolidated Financial Statements (“Note 12”).)

As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

Net investment income in the second quarter of 2011 totaled $119.5 million, an increase of $3.7 million, or 3.2%, compared to the second quarter of 2010 due to increases in investment income from fixed maturities and equities, partially offset by a decrease in investment income from other invested assets and an increase in investment expenses. In addition, the impact of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated increased net investment income in the second quarter of 2011 compared to the same 2010 period by approximately $3.4 million, or 2.9%. Net investment income in the first six months of 2011 totaled $226.3 million, a decrease of $2.0 million, or 0.9%, compared to the first six months of 2010 due largely to a decrease in investment income from other invested assets, partially offset by increases in investment income from fixed maturities and equities. The decrease in investment income from other invested assets is due largely to losses from an insurance-related alternative investment. Changes in foreign currency exchange rates increased net investment income in the first six months of 2011 by approximately $4.7 million, or 2.1%, compared to the same 2010 period. Net investment income from other invested assets can display greater volatility than other classes of investments. (See Note 5(d) of Notes to Condensed Consolidated Financial Statements for a breakdown of the components of net investment income.)

The pre-tax effective yields on investments were 3.5% and 3.7% for the second quarter of 2011 and 2010, respectively, and 3.4% and 3.6% for the first six months of 2011 and 2010, respectively. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The decrease in the pre-tax effective yield on investments in the second quarter and first six months of 2011 compared to the same respective 2010 period is due in part to a lower pre-tax effective yield on the fixed maturity portfolio and, for the six month period only, a decrease in investment income from other invested assets.

Realized net capital (losses) gains totaled ($0.8) million and $8.3 million in the second quarter of 2011 and 2010, respectively, and $54.6 million and $6.4 million in the first six months of 2011 and 2010. The decrease in realized net capital gains (losses) in the second quarter of 2011 compared to the second quarter of 2010 was due in large part to net foreign currency transaction losses in the second quarter of 2011 compared to net foreign currency transaction gains in the second quarter of 2010. The increase in realized net capital gains in the first six months of 2011 compared to the same 2010 period was due in large part to an increase in realized net capital gains on equities available for sale, resulting largely from the repositioning of TRH’s equities available for sale portfolio. Realized net capital gains (losses) generally result from (a) investment dispositions, which reflect TRH’s investment and tax planning strategies to optimize after-tax income; (b) OTTI of investments; and (c) foreign currency transaction gains and losses. (See Note 5(e) of Notes to Condensed Consolidated Financial Statements for a breakdown of realized net capital gains (losses).)

Realized net capital (losses) gains in the second quarter and six months of 2011 included ($1.6) million and ($3.1) million, respectively, of OTTI write-downs charged to earnings. There were no OTTI write-downs in the second quarter of 2010. Realized net capital gains in the first six months of 2010 included ($6.3) million of OTTI write-downs charged to earnings, relating principally to credit losses on fixed maturities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Note 5(g) for the criteria used in the determination of such write-downs.)

OTTI write-downs by balance sheet category and type of impairment recorded for the periods indicated are presented in the table below:

		Lack of	Issuer-
	Severity	Intent to	Specific
	and/or	Hold to	Credit
	Duration	Recovery	Events	Total
	(in millions)
Three months ended June 30, 2011:
Fixed maturities	$—	$—	$—	$—
Equities	(1.6)	—	—	(1.6)
Total included in the statement of operations	$(1.6)	$—	$—	(1.6)
Fixed maturities — included in the statement of comprehensive income (loss)				—
Total OTTI				$(1.6)

Three months ended June 30, 2010:
Fixed maturities	$—	$—	$—	$—
Equities	—	—	—	—
Total included in the statement of operations	$—	$—	$—	—
Fixed maturities — included in the statement of comprehensive income (loss)				—
Total OTTI				$—

Six months ended June 30, 2011:
Fixed maturities	$—	$(1.0)	$—	$(1.0)
Equities	(2.1)	—	—	(2.1)
Total included in the statement of operations	$(2.1)	$(1.0)	$—	(3.1)
Fixed maturities — included in the statement of comprehensive income (loss)				—
Total OTTI				$(3.1)

Six months ended June 30, 2010:
Fixed maturities	$—	$—	$(6.3)	$(6.3)
Equities	—	—	—	—
Total included in the statement of operations	$—	$—	$(6.3)	(6.3)
Fixed maturities — included in the statement of comprehensive income (loss)				(6.7)
Total OTTI				$(13.0)

There were no repurchases of TRH’s 5.75% senior notes due in 2015 (the “2015 Notes”) in the second quarter of 2011. In the first six months of 2011, TRH repurchased $25 million principal amount of the 2015 Notes. There were no repurchases of TRH’s 8.00% senior notes due in 2039 (the “2039 Notes”) in the first six months of 2011. There were no repurchases of the 2039 Notes or the 2015 Notes (collectively, the “Senior Notes”) in the first six months of 2010. (See Note 7 of Notes to Condensed Consolidated Financial Statements for the impact of the repurchases.)

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

The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH and each of TRH’s reporting segments, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Consolidated:
Loss ratio	71.4%	66.9%	96.8%	73.1%
Commission ratio	24.0	25.4	22.9	24.2
Other underwriting expense ratio	4.2	4.6	4.0	4.5
Underwriting expense ratio	28.2	30.0	26.9	28.7
Combined ratio	99.6%	96.9%	123.7%	101.8%

Domestic:
Loss ratio	74.2%	64.1%	73.6%	67.2%
Commission ratio	23.2	24.3	22.4	23.8
Other underwriting expense ratio	4.6	5.3	4.1	5.0
Underwriting expense ratio	27.8	29.6	26.5	28.8
Combined ratio	102.0%	93.7%	100.1%	96.0%

International-Europe:
Loss ratio	71.5%	77.7%	87.7%	81.6%
Commission ratio	22.6	22.1	21.2	20.8
Other underwriting expense ratio	3.9	3.5	3.7	3.8
Underwriting expense ratio	26.5	25.6	24.9	24.6
Combined ratio	98.0%	103.3%	112.6%	106.2%

International-Other:
Loss ratio	62.9%	49.7%	189.6%	73.6%
Commission ratio	28.9	37.1	28.2	33.9
Other underwriting expense ratio	4.1	4.8	4.6	4.5
Underwriting expense ratio	33.0	41.9	32.8	38.4
Combined ratio	95.9%	91.6%	222.4%	112.0%

The higher loss ratios for consolidated TRH in the second quarter and first six months of 2011 compared to the respective comparable 2010 periods is due principally to increased net catastrophe costs.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The second quarter of 2011 includes pre-tax net catastrophe costs of $66.4 million, consisting principally of $61 million resulting from revised estimates of costs related to the February 2011 earthquake in New Zealand and $34 million related to severe second quarter 2011 tornado activity in the U.S., partially offset by a ($23) million reduction in estimated costs related to the March 2011 Tohoku earthquake and resulting tsunami in Japan. Net catastrophe costs in the second quarter of 2011 includes $1.6 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added 6.9%, 5.1%, 0.1% and 26.5% to the second quarter of 2011 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively. (See Note 9 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

The first six months of 2011 includes pre-tax net catastrophe costs of $611.8 million, $342 million of which is related to the March 2011 Tohoku earthquake and resulting tsunami in Japan, $182 million of which is related to the February 2011 earthquake in New Zealand and $55 million of which is related to first quarter 2011 flooding in Australia and Cyclone Yasi. Net catastrophe costs in the first six months of 2011 includes $5.6 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added 32.1%, 6.2%, 16.8% and 147.5% to the first six months of 2011 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.

The second quarter of 2010 included pre-tax net catastrophe costs of $26.9 million, $14 million of which is related to the April 2010 Deepwater Horizon explosion with the balance associated with events occurring in earlier periods, principally the February 2010 earthquake in Chile. Net catastrophe costs in the second quarter of 2010 includes $6.0 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added (decreased) 2.8%, (0.8)%, 5.7% and 7.1% to the second quarter of 2010 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.

The first six months of 2010 included pre-tax net catastrophe costs of $157.3 million, $125 million of which is related to the February 2010 earthquake in Chile and $14 million of which is related to the April 2010 Deepwater Horizon explosion. Net catastrophe costs in the first six months of 2010 includes $6.0 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added (decreased) 8.0%, (0.1)%, 10.9% and 29.6% to the first six months of 2010 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.

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

In the second quarter and first six months of 2011, TRH decreased its estimate of the ultimate amounts of net losses occurring in 2010 and prior years by $12 million and $28 million, respectively. The estimated net favorable development in the second quarter and first six months of 2011 includes $2 million and $6 million, respectively, of estimated net favorable development related to catastrophe events occurring in prior years. The estimated net favorable development for the first six months of 2011 was comprised of net favorable development of $63 million for losses occurring in 2002 to 2010, partially offset by net adverse development of $35 million relating to losses occurring in 2001 and prior. The net favorable loss reserve development related to losses occurring in 2002 to 2010 generally related to shorter-tailed lines.

In the second quarter and first six months of 2010, TRH decreased its estimate of the ultimate amounts of net losses occurring in 2009 and prior years by $15 million and $22 million, respectively. The estimated net favorable development in each of the second quarter and first six months of 2010 includes $6 million of estimated net favorable development related to catastrophe events occurring in prior years. The estimated net favorable development for the first six months of 2010 was comprised of net favorable development of $65 million for losses occurring in 2002 to 2009, partially offset by net adverse development of $43 million relating to losses occurring in 2001 and prior. Net favorable loss reserve development related to losses occurring in 2002 to 2009 generally related to shorter-tailed lines. Net adverse loss reserve development arising from losses occurring in 2001 and prior generally relates to excess casualty classes.

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

Based on information presently available, TRH’s current loss reserves represent management’s best estimate of ultimate losses, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of June 30, 2011 and thus, have a material adverse effect on future results of operations, financial condition and cash flows.

In addition, for the second quarter of 2011 compared to the second quarter of 2010, the changes in gross and ceded losses and LAE incurred each include the effect of a $50 million increase in losses and LAE incurred relating to business assumed from a cedant which, by prearrangement with TRH, was then ceded in an equal amount to affiliates of the cedant. For the first six months of 2011 compared to the same 2010 period, the changes in gross and ceded losses and LAE incurred each include the effect of a $40 million increase in losses and LAE incurred relating to business assumed from a cedant which, by prearrangement with TRH, was then ceded in an equal amount to affiliates of the cedant. (See Note 12.) In addition, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses. (See Note 9.)

The underwriting expense ratio for consolidated TRH in the second quarter of 2011 decreased compared to the second quarter of 2010 due to decreases of 1.4% in the commission ratio and 0.4% in the other underwriting expense ratio. The decrease in the consolidated commission ratio in the second quarter of 2011 related to International-Other and Domestic, and was due in part to a change in the mix of business. The decrease in the consolidated other underwriting expense ratio in the second quarter of 2011 is due in large part to decreased performance-related compensation.

The underwriting expense ratio for consolidated TRH in the first six months of 2011 decreased compared to the same 2010 period due to decreases of 1.3% in the commission ratio and 0.5% in the other underwriting expense ratio. The decrease in the consolidated commission ratio in the first six months of 2011 related to Domestic and International-Other, and was due in part to a change in the mix of business. The decrease in the consolidated other underwriting expense ratio in the first six months of 2011 is due in large part to decreased performance-related compensation.

Deferred policy acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Policy acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

$667 million and $692 million principal amount of the 2015 Notes were outstanding at June 30, 2011 and December 31, 2010, respectively. $350 million principal amount of the 2039 Notes were outstanding at June 30, 2011 and December 31, 2010. Interest expense incurred and interest paid in connection with the Senior Notes are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Interest expense incurred	$16,693	$17,056	$33,587	$34,142
Interest paid	33,176	34,526	33,396	34,526

General corporate expenses (including expenses related to the Allied World Merger Agreement), certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”) are the primary components of “other expenses, net” on the Consolidated Statement of Operations. PRMS, a wholly owned subsidiary of the Company, is an insurance program manager specializing in professional liability insurance services. “Other expenses, net” includes $6.5 million of expenses related to the Allied World Merger Agreement in each of the second quarter and first six months of 2011.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Income (loss) before income taxes was $94.7 million and $130.6 million in the second quarter of 2011 and 2010, respectively, and ($226.0) million and $149.7 million in the first six months of 2011 and 2010, respectively. The decrease in income (loss) before income taxes in the 2011 periods compared to the respective 2010 periods resulted largely from a decrease in underwriting gain (loss) due largely to increased catastrophe costs in the 2011 periods. The increase in underwriting loss in the first six months period was partially mitigated by an increase in realized net capital gains in 2011 compared to 2010.

Federal and foreign income tax expense of $13.9 million and $20.1 million were recorded in the second quarter of 2011 and 2010, respectively. Federal and foreign income tax (benefit) expense of ($116.8) million and $23.3 million were recorded in the first six months of 2011 and 2010, respectively. Tax expense was calculated in the second quarter and first six months of 2011 on a discrete basis and in the second quarter and first six months of 2010 using the effective tax rate method. The effective tax rates, which represent income tax expense (benefit) divided by income (loss) before income taxes, were 14.6% and 15.4% in the second quarter of 2011 and 2010, respectively, and 51.7% and 15.6% in the first six months of 2011 and 2010, respectively. (See Note 6.)

TRH recognized income tax benefits of $23 million and $214 million in the second quarter and first six months of 2011, respectively, relating to pre-tax net catastrophe costs incurred in the first six months of 2011. TRH recognized income tax benefits of $12 million and $40 million in the second quarter and first six months of 2010, respectively, relating to pre-tax net catastrophe costs incurred in the first six months of 2010. TRH recognized an additional $15 million of tax benefits related to pre-tax net catastrophe costs incurred in the first six months of 2010 in subsequent quarters of 2010 due to the application of the effective tax rate method.

Net income (loss) and net income (loss) per common share on a diluted basis are summarized below for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net income (loss)	$80.9	$1.28	$110.5	$1.70	$(109.3)	$(1.75)	$126.4	$1.92

Reasons for the changes between years are as discussed earlier. (See Note 8 of Notes to Condensed Consolidated Financial Statements for the calculation of net income (loss) per common share.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Non-GAAP Measures

The performance of TRH is commonly assessed by analysts and others based on performance measures which are not defined under GAAP. Those measures include net operating income (loss) (“NOI”), NOI Per Common Share (diluted) and annualized operating return on equity (“Annualized Operating ROE”). NOI is defined as GAAP net income (loss) excluding realized net capital gains (losses) and the gain (loss) on early extinguishment of debt, net of taxes. NOI Per Common Share (diluted) represents NOI divided by average common shares outstanding on a diluted basis. Annualized Operating ROE is defined as NOI divided by the average of beginning and ending stockholders’ equity, multiplied by four (for the three month periods) or two (for the six month periods). In addition, GAAP annualized return on equity (“GAAP Annualized ROE”) is defined as GAAP net income (loss) divided by the average of beginning and ending stockholders’ equity, multiplied by four (for the three month periods) or two (for the six month periods). TRH uses these measures in analyzing its performance as these measures focus on the core fundamentals of TRH’s operations. While TRH considers realized net capital gains (losses) and the gain (loss) on early extinguishment of debt as integral parts of its business and results, such items are not indicative of the core fundamentals of TRH’s operations. TRH believes these measures are of interest to the investment community because they provide additional meaningful methods of evaluating certain aspects of TRH’s operating performance from period to period on bases that are not otherwise apparent under GAAP. These non-GAAP measures, namely, NOI, NOI Per Common Share (diluted) and Annualized Operating ROE should not be viewed as substitutes for GAAP net income (loss), GAAP net income (loss) per common share on a diluted basis and GAAP Annualized ROE, respectively. Reconciliations of NOI, NOI Per Common Share (diluted) and Annualized Operating ROE to GAAP net income (loss), GAAP net income (loss) per common share on a diluted basis and GAAP Annualized ROE, respectively, the most directly comparable GAAP measures, are included below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net income (loss)	$80.9	$1.28	$110.5	$1.70	$(109.3)	$(1.75)	$126.4	$1.92
Realized net capital losses (gains), net of tax(1)	0.5	—	(5.4)	(0.08)	(35.5)	(0.57)	(4.2)	(0.06)
Loss on early extinguishment of debt, net of tax(1)	—	—	—	—	0.8	0.01	—	—
Net operating income (loss)	$81.4	$1.28	$105.1	$1.62	$(144.0)	$(2.31)	$122.2	$1.86

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
GAAP Annualized ROE	7.8%	11.0%	(5.1)%	6.3%
Realized net capital losses (gains), net of tax(1)	0.1	(0.5)	(1.7)	(0.3)
Loss on early extinguishment of debt, net of tax(1)	—	—	—	—
Annualized Operating ROE	7.9%	10.5%	(6.8)%	6.0%

(1)	Assumes a 35% tax rate.

The decreases in NOI, NOI per Common Share (diluted) and Annualized Operating ROE in the second quarter and first six months of 2011 compared to the same 2010 periods are due largely to the increase in net catastrophe costs in the 2011 periods.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Segment Results

(a) Domestic

The second quarter of 2011 compared to the second quarter of 2010

Revenues decreased in 2011 due largely to a decrease in net premiums earned. The decrease in net premiums earned reflects a reduction of net premiums written and an increase in net unearned premiums in 2011. See Results of Operations for a discussion of period over period changes in Domestic net premiums written.

Income before income taxes decreased in 2011 due primarily to an underwriting loss in 2011 compared to an underwriting gain in 2010 due largely to an increase in net catastrophe costs.

2011 includes net catastrophe costs of $23.6 million, principally related to severe second quarter 2011 tornado activity in the U.S. Net catastrophe costs in 2010 were insignificant.

The first six months of 2011 compared to the first six months of 2010

Revenues decreased in 2011 due to decreases in net premiums earned and net investment income, partially offset by an increase in realized net capital gains. The decrease in net premiums earned reflects a reduction of net premiums written and an increase in net unearned premiums in 2011. See Results of Operations for a discussion of period over period changes in Domestic net premiums written. The decrease in net investment income is due in part to a decrease in investment income from other invested assets due largely to losses from an insurance-related alternative investment. The increase in realized net capital gains was due in large part to an increase in realized net capital gains on equities available for sale, resulting largely from the repositioning of TRH’s equities available for sale portfolio.

Income before income taxes decreased in 2011 due primarily to an underwriting loss in 2011 compared to an underwriting gain in 2010 and a decrease in net investment income, partially offset by an increase in realized net capital gains. The decrease in underwriting gain (loss) is due largely to an increase in net catastrophe costs.

2011 includes net catastrophe costs of $58.6 million, principally related to severe second quarter 2011 tornado activity in the U.S. and the March 2011 Tohoku earthquake and resulting tsunami in Japan. Net catastrophe costs in 2010 were insignificant.

(b) International-Europe (London and Paris branches and TRZ)

The second quarter of 2011 compared to the second quarter of 2010

Revenues decreased in 2011 due largely to a decrease in net premiums earned, reflecting the increase in net unearned premiums exceeding the increase in net premiums written. Revenues decreased in TRZ and the London branch, partially offset by an increase in the Paris branch.

Net premiums written increased in 2011 with the most significant increases occurring in the auto liability, ocean marine and credit lines, partially offset by a significant decrease in the A&H line. The increase in net premiums written occurred in the London and Paris branches. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2011 as compared to 2010 increased net premiums written by $30.6 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have increased 3.3% in 2011 compared to 2010.

Income before income taxes increased in 2011 due primarily to an underwriting gain in 2011 compared to an underwriting loss in 2010, due largely to a decrease in net catastrophe costs.

Net catastrophe costs in 2011 were insignificant. 2010 includes net catastrophe costs of $20.1 million, the majority of which related to the April 2010 Deepwater Horizon explosion, with the balance related to catastrophe events occurring in prior periods, principally the February 2010 earthquake in Chile.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The first six months of 2011 compared to the first six months of 2010

Revenues decreased in 2011 due to a decrease in net premiums earned, partially offset by realized net capital gains in 2011 compared to realized net capital losses in 2010. Revenues decreased in TRZ, partially offset by increases in the London and Paris branches. The decrease in net premiums earned reflects the increase in net unearned premiums exceeding the increase in net premiums written.

Net premiums written increased in 2011 with the most significant increases occurring in the auto liability, ocean marine, medical malpractice and credit lines, partially offset by significant decreases in the A&H and other liability lines. The increase in net premiums written occurred in the London and Paris branches, partially offset by a decrease in TRZ. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2011 as compared to 2010 increased net premiums written by $43.6 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have increased 4.1% in 2011 compared to 2010.

The loss before income taxes in 2011 compared to income before income taxes in 2010 is due primarily to an increase in underwriting loss, partially offset by realized net capital gains in 2011 compared to realized net capital losses in 2010. The increase in underwriting loss is due principally to increases in net catastrophe costs.

2011 includes net catastrophe costs of $110.4 million, the great majority of which is related to the March 2011 Tohoku earthquake and resulting tsunami in Japan and the February 2011 earthquake in New Zealand. 2010 includes net catastrophe costs of $74.1 million, principally related to the February 2010 earthquake in Chile, the April 2010 Deepwater Horizon explosion and first quarter 2010 storms in Australia.

(c) International-Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong, Tokyo and Sydney branches)

The second quarter of 2011 compared to the second quarter of 2010

Revenues increased in 2011 due largely to an increase in net premiums earned, reflecting an increase in net premiums written and a decrease in net unearned premiums. Revenues increased in the Tokyo, Toronto, Hong Kong and Sydney branches, partially offset by a decrease in the Miami branch.

Net premiums written increased in 2011 and generally consisted of relatively small increases spread across several lines. The largest increase in net premiums written occurred in the Toronto branch. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2011 as compared to 2010 increased net premiums written by $10.3 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have increased 0.5% in 2011 compared to 2010.

Income before income taxes decreased in 2011 due primarily to a decrease in underwriting gain. The decrease in underwriting gain is due principally to an increase in net catastrophe costs, partially offset by the impact of a lower commission ratio and a lower loss ratio excluding catastrophe costs.

2011 includes net catastrophe costs of $42.6 million, principally related to the February 2011 earthquake in New Zealand, partially offset by a reduction of estimated costs related to the March 2011 Tohoku earthquake and resulting tsunami in Japan. 2010 includes net catastrophe costs of $10.6 million largely related to additional costs from the February 2010 earthquake in Chile.

The first six months of 2011 compared to the first six months of 2010

Revenues increased in 2011 due largely to an increase in net premiums earned, reflecting an increase in net premiums written and a decrease in unearned premiums. A significant increase in revenues from the Tokyo branch was partially offset by a significant decrease in revenues from the Miami branch.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net premiums written increased slightly in 2011 and generally consisted of relatively small increases spread across several lines. Increases in the Tokyo, Toronto, Hong Kong and Sydney branches were partially offset by a significant decrease in the Miami branch. The increase in net premiums written was partially due to an increase of $11.3 million in net reinstatement premiums related to catastrophe losses. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2011 as compared to 2010 increased net premiums written by $15.9 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have declined 3.3% in 2011 compared to 2010.

Loss before income taxes for 2011 increased due primarily to an increase in underwriting loss, due principally to an increase in net catastrophe costs.

2011 includes net catastrophe costs of $442.8 million, principally related to the March 2011 Tohoku earthquake and resulting tsunami in Japan, the February 2011 earthquake in New Zealand and the first quarter 2011 flooding in Australia and Cyclone Yasi. 2010 includes net catastrophe costs of $84.0 million, principally incurred by the Miami branch related to the February 2010 earthquake in Chile.

Financial Condition and Liquidity

As a holding company, the Company’s assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s cash inflows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. TRH considers TRC’s ability to pay dividends to the Company to be adequate for the Company’s liquidity needs through the end of 2011 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In the second quarter of 2011 and 2010, the Company received cash dividends from its operating subsidiaries of $125.0 million and $75.0 million, respectively. In the first six months of 2011 and 2010, the Company received cash dividends from its operating subsidiaries of $155.0 million and $75.0 million, respectively. Based on estimated statutory surplus of $4.02 billion as of June 30, 2011, TRC would be able to pay dividends of approximately $402 million without regulatory approval by June 30, 2012. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses. The Company also uses cash to repurchase portions of the Senior Notes or its common shares when TRH believes it is advantageous to do so.

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

While the expected payout pattern of liabilities is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH did not maintain a credit facility as of June 30, 2011. TRH’s primary investment goal is to optimize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of significant acceleration of paid losses beyond TRH’s ability to fund such cash needs.

At June 30, 2011, total investments were $13.51 billion compared to $12.97 billion at December 31, 2010, an increase of $537.9 million. The change in investments reflects $248.8 million of net purchases of investments and a $93.4 million increase in net unrealized appreciation of investments.  In addition, the impact on the carrying value of investments of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated increased total investments as of June 30, 2011 compared to year-end 2010 by approximately $162 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table summarizes the investments of TRH (on the basis of carrying value) as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
States, municipalities and political subdivisions	$1,187,591	8.8%	$1,189,801	9.2%

Available for sale (at fair value):
U.S. Government	15,894	0.1	25,626	0.2
U.S. Government agencies	946,876	7.0	864,599	6.6
States, municipalities and political subdivisions	4,656,263	34.5	4,841,639	37.3
Foreign government	723,722	5.4	801,308	6.2
U.S. corporate	2,338,314	17.3	1,963,724	15.1
Foreign corporate	1,990,449	14.7	1,731,628	13.4
Asset-backed:
RMBS	246,674	1.8	244,540	1.9
CMBS	246,916	1.8	249,991	1.9
Other asset-backed	84,287	0.6	99,281	0.8
Total available for sale	11,249,395	83.2	10,822,336	83.4
Total fixed maturities	12,436,986	92.0	12,012,137	92.6

Equities available for sale	608,128	4.5	564,530	4.4
Other invested assets (including alternative investments)	255,252	1.9	275,977	2.1
Short-term investments	210,307	1.6	120,095	0.9
Total investments	$13,510,673	100.0%	$12,972,739	100.0%

TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities. Approximately 64.7% and 60.5% of fixed maturities, excluding asset-backed and U.S. Government agency fixed maturities, will mature in less than 10 years as of June 30, 2011 and December 31, 2010, respectively. By their nature, asset-backed and U.S. Government agency fixed maturities do not generally have single maturity dates. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to optimize after-tax returns. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. With respect to the fixed maturities which are classified as held to maturity and carried at amortized cost, TRH has the positive intent and ability to hold each of these securities to maturity. The average duration of TRH’s entire fixed income portfolio was 3.2 years as of June 30, 2011 and 3.6 years as of December 31, 2010.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

TRH primarily sources credit ratings from Standard & Poor’s (“S&P”). If a security is not rated by S&P, TRH looks to Moody’s Investor Service (“Moody’s”) for a credit rating. The following table summarizes the credit ratings of fixed maturities held to maturity and available for sale (on the basis of carrying value):

	Rating as of June 30, 2011 (1)
	AAA (2)	AA (3)	A (4)	BBB (5)	Below BBB or Not Rated (6)	Total
	(in millions)
Held to maturity:
States, municipalities and political subdivisions	$348	$701	$126	$—	$13	$1,188

Available for sale:
U.S. Government	16	—	—	—	—	16
U.S. Government agencies	947	—	—	—	—	947
States, municipalities and political subdivisions	1,446	2,590	540	49	31	4,656
Foreign government	476	229	17	—	2	724
U.S. corporate	129	442	1,506	261	—	2,338
Foreign corporate	336	701	832	115	6	1,990
Asset-backed:
RMBS	159	22	16	—	50	247
CMBS	185	11	23	14	14	247
Other asset-backed	84	—	—	—	—	84
Total available for sale	3,778	3,995	2,934	439	103	11,249

Total fixed maturities	$4,126	$4,696	$3,060	$439	$116	$12,437

Percent of total fixed maturities	33.2%	37.8%	24.6%	3.5%	0.9%	100.0%

(1)	S&P ratings except as otherwise noted.
(2)	Includes $442 million of securities rated Aaa by Moody’s.
(3)	Includes $289 million of securities rated Aa by Moody’s.
(4)	Includes $27 million of securities rated A by Moody’s.
(5)	Includes $8 million of securities rated Baa by Moody’s.
(6)	Consists of $38 million of CCC rated securities, $13 million of CC rated securities and $65 million of not-rated securities.

State, municipality and political subdivision fixed maturities (collectively “municipal bonds”) represent approximately 43.3% of TRH’s total investments at June 30, 2011. These securities include the general obligations of state and local governments, revenue bonds and pre-refunded bonds.

At June 30, 2011, TRH’s municipal bonds with carrying values of $3.31 billion, or 25% of TRH’s total investments, comprise revenue bonds for which the payment of principal and interest is available solely from the cash flows of the related project. As issuers of revenue bonds do not have the ability to draw from tax revenues, or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following tables provide the fair value and amortized cost of TRH’s revenue bonds at June 30, 2011, categorized by state and revenue source:

	Fair Value by Revenue Source
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Revenue Sources	Total Fair Value
	(in millions)
New York	$18	$—	$8	$—	$62	$205	$134	$19	$446
California	43	—	—	50	—	34	154	—	281
Texas	30	3	6	—	—	82	135	—	256
Arizona	—	10	—	7	42	46	142	—	247
Missouri	—	49	9	—	—	33	32	37	160
Florida	—	—	2	58	—	53	20	12	145
Michigan	—	5	—	30	—	—	88	—	123
South Carolina	31	—	—	6	—	23	50	—	110
Illinois	—	27	—	—	2	59	11	10	109
Washington D.C.	—	—	—	—	54	55	—	—	109
New Jersey	13	—	—	3	—	93	—	—	109
Ohio	—	56	5	7	—	—	31	—	99
Washington	—	—	—	—	—	—	99	—	99
Virginia	16	—	10	31	—	7	31	3	98
Massachusetts	—	24	6	—	17	36	3	—	86
Connecticut	—	—	22	—	50	7	—	—	79
Oregon	—	—	5	12	—	60	2	—	79
Indiana	—	—	10	7	—	18	19	18	72
North Carolina	10	13	12	2	—	—	24	—	61
Minnesota	—	—	32	—	20	—	—	—	52
Kentucky	—	—	—	25	—	27	—	—	52
All other states	45	10	187	15	13	108	53	28	459
Total revenue bonds	$206	$197	$314	$253	$260	$946	$1,028	$127	3,331
Total general obligations and pre-refunded fixed maturities									2,574
Total municipal bonds									$5,905

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

	Amortized Cost by Revenue Source
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Revenue Sources	Total Amortized Cost
	(in millions)
New York	$18	$—	$8	$—	$58	$199	$128	$19	$430
California	42	—	—	49	—	34	151	—	276
Texas	29	2	6	—	—	81	131	—	249
Arizona	—	10	—	7	41	44	138	—	240
Missouri	—	48	9	—	—	31	31	36	155
Florida	—	—	2	58	—	51	19	12	142
Michigan	—	5	—	29	—	—	91	—	125
South Carolina	28	—	—	6	—	22	49	—	105
Illinois	—	25	—	—	2	58	13	10	108
Washington D.C.	—	—	—	—	52	55	—	—	107
New Jersey	13	—	—	3	—	89	—	—	105
Ohio	—	54	6	7	—	—	30	—	97
Washington	—	—	—	—	—	—	90	—	90
Virginia	15	—	10	29	—	7	30	3	94
Massachusetts	—	23	6	—	15	36	2	—	82
Connecticut	—	—	22	—	46	7	—	—	75
Oregon	—	—	4	12	—	56	2	—	74
Indiana	—	—	11	6	—	18	18	17	70
North Carolina	9	13	13	2	—	—	23	—	60
Minnesota	—	—	32	—	20	—	—	—	52
Kentucky	—	—	—	24	—	27	—	—	51
All other states	42	10	186	14	12	105	52	26	447
Total revenue bonds	$196	$190	$315	$246	$246	$920	$998	$123	3,234
Total general obligations and pre-refunded fixed maturities									2,471
Total municipal bonds									$5,705

Gross unrealized gains and losses and net unrealized gains on all fixed maturities and equities at June 30, 2011 and December 31, 2010 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains
	(in millions)
As of June 30, 2011:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$363.5	$(79.7)	$283.8
Equities available for sale	67.3	(13.8)	53.5

As of December 31, 2010:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$291.0	$(145.5)	$145.5
Equities available for sale	92.5	(4.5)	88.0

(1)

As of June 30, 2011 amounts include gross unrealized gains of $0.8 million and gross unrealized losses of ($14.0) million on fixed maturities rated below BBB and gross unrealized gains of $4.2 million and gross unrealized losses of ($0.2) million on fixed maturities which are not rated. As of December 31, 2010 amounts include gross unrealized gains of $0.4 million and gross unrealized losses of ($22.9) million on fixed maturities rated below BBB and gross unrealized gains of $0.5 million and insignificant gross unrealized losses on fixed maturities which are not rated.

The increase in net unrealized gains on fixed maturities as of June 30, 2011 compared to December 31, 2010 largely related to municipal bonds. (See Note 5(b) of Notes to Condensed Consolidated Financial Statements (“Note 5(b)”) for additional details about gross unrealized gains and losses on fixed maturities and equities.)

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

At June 30, 2011, gross loss reserves totaled $9.95 billion, an increase of $930.1 million, or 10.3% over December 31, 2010. The increase in gross loss reserves includes the impact of catastrophe losses in the first six months of 2011, changes in foreign currency exchange rates since the end of 2010 and gross loss reserve development.

Gross loss reserves as of June 30, 2011 consisted of $4.38 billion of reported amounts (“case reserves”) and $5.57 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

At June 30, 2011, reinsurance recoverable on gross loss reserves totaled $918.8 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of $12 million), an increase of $124.9 million, or 15.7%, from the prior year-end. A significant portion of the increase in reinsurance recoverable relates to ceded catastrophe losses incurred in the first six months of 2011. (See Note 9.) Of the amount of reinsurance recoverable on paid and unpaid losses and LAE, which totaled $956.1 million as of June 30, 2011, $545.7 million represented balances that were unsecured. Of such unsecured balances, 99% was due from companies rated A- or better. (See Note 12.)

Net loss reserves totaled $9.02 billion at June 30, 2011, an increase of $805.2 million, or 9.8%, from the prior year-end. The increase in net loss reserves includes the impact of changes in foreign currency exchange rates against the U.S. dollar since the end of 2010 which served to increase net loss reserves by $143.4 million. An analysis of the change in net loss reserves for the first six months of 2011 and 2010 follows:

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
At beginning of year:
Gross loss reserves	$9,020,610	$8,609,105
Less reinsurance recoverable	805,837	737,280
Net loss reserves	8,214,773	7,871,825

Net losses and LAE incurred in respect of losses occurring in:
Current year	1,877,815	1,460,010
Prior years	(27,637)	(22,143)
Total	1,850,178	1,437,867

Net losses and LAE paid	1,188,380	1,106,797

Foreign exchange effect	143,363	(233,825)

At end of year:
Net loss reserves	9,019,934	7,969,070
Plus reinsurance recoverable	930,775	820,230
Gross loss reserves	$9,950,709	$8,789,300

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

Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at June 30, 2011 are adequate.

See Critical Accounting Estimates for a discussion of the significant assumptions and factors considered in the reserve setting process.

In the ordinary course of business, TRH is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine TRH’s rights and obligations under reinsurance agreements and other more general contracts. In some disputes, TRH seeks to enforce its rights under an agreement or to collect funds due to TRH. In other matters, TRH is resisting attempts by others to enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation, arbitration and mediation. (See Note 14.)

In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH’s aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH’s approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH’s financial condition, results of operations or cash flows. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH’s results of operations, financial condition or cash flows.

For the first six months of 2011, TRH’s net operating cash inflows were $347.1 million, a decrease of $55.9 million from the same 2010 period. The decrease results, in large part, from decreases in net cash received from underwriting activities, due in part to an increase in catastrophe losses paid, partially offset by increased investment income received and decreased income taxes paid.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

TRH’s stockholders’ equity totaled $4.23 billion at June 30, 2011, a decrease of $50.5 million from year-end 2010. The net decrease consisted primarily of a net loss of $109.3 million, and dividends declared of $26.7 million, partially offset by other comprehensive income (“OCI”) of $80.4 million.

The abovementioned OCI principally consisted of net unrealized appreciation on investments, net of tax, (“URA, net of tax”) of $60.7 million and net unrealized foreign currency translation gains from functional currencies, net of tax, of $20.3 million. The URA, net of tax, is composed principally of an increase in net unrealized appreciation of $83.4 million on fixed maturities available for sale, partially offset by a decrease in net unrealized appreciation of $22.4 million on equities available for sale.  (See Note 5(b) for details of gross unrealized gains and losses by security type.)

URA, net of tax, is subject to significant volatility resulting from changes in the fair value of fixed maturities available for sale, equities available for sale and other invested assets. Fair values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

In December 2009, the Board authorized the repurchase of up to $200 million of the Company’s outstanding common shares from time to time in the open market or via privately negotiated transactions through December 31, 2011 (the “December 2009 Authorization”). In October 2010, the Board approved a new share repurchase program, which authorized the Company to repurchase up to $200 million of the Company’s outstanding common shares from time to time in the open market or via negotiated transactions through December 31, 2012 (the “October 2010 Authorization”). The October 2010 Authorization superseded the December 2009 Authorization. The Company did not repurchase any shares of its common stock in the first six months of 2011.  As of June 30, 2011, the Company had $145.4 million available under the October 2010 Authorization.

In the first six months of 2011, TRH repurchased $25 million principal amount of the 2015 Notes. $667 million and $692 million principal amount of the 2015 Notes were outstanding at June 30, 2011 and December 31, 2010, respectively. $350 million principal amount of the 2039 Notes were outstanding at June 30, 2011 and December 31, 2010.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss (“PML”). TRH defines PML as its anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at July 1, 2011.

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

	1.0%			0.4%
	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs
	(in millions)
Florida, Wind	$671	$605	$393	$1,178	$1,049	$682
Japan, Earthquake	628	553	359	790	694	451
Japan, Wind	552	486	316	623	547	356
Northeast U.S., Wind	538	486	316	1,112	991	644
California, Earthquake	535	483	314	992	875	569
Europe Wind	454	373	242	619	523	340

“Florida, Wind” has the highest modeled after-tax net catastrophe costs arising out of events with a 1.0% probability of being exceeded and would represent 9.3% of TRH’s stockholders’ equity at June 30, 2011. “Florida, Wind” has the highest modeled after-tax net catastrophe costs arising out of events with a 0.4% probability of being exceeded and would represent 16.1% of TRH’s stockholders’ equity at June 30, 2011. If multiple severe catastrophic events occur in any one year, the potential economic cost to the company could be materially higher than any one of the amounts shown above.

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

See Note 9 for catastrophe costs incurred in the second quarter and first six months of 2011 and 2010.

Recent Accounting Standards

See Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting standards and their application to TRH.

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

The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the six months ended June 30, 2011 and for the year ended December 31, 2010. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2011				2010
	As of	Six Months Ended June 30,			As of	Year Ended December 31,
	June 30,	Average	High	Low	December 31,	Average	High	Low
	(in millions)
Diversified	$99	$122	$164	$99	$164	$153	$170	$137
Interest rate	54	83	109	54	109	97	140	75
Equity	70	57	78	22	78	77	80	73
Currency	41	41	42	41	42	47	51	42

Part I - Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures of Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II — Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

LEGAL PROCEEDINGS

Transatlantic Holdings, Inc. (the “Company”) and its subsidiaries (collectively with the Company, “TRH”), in common with the reinsurance industry in general, are subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

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

In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH’s aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH’s approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH’s financial condition, results of operations or cash flows. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH’s results of operations, financial condition or cash flows.

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

(a) Legal Proceedings Related to the Merger of GO Sub, LLC with and into the Company (the “Merger”), Pursuant to the Terms of an Agreement and Plan of Merger, dated as of June 12, 2011 (the “Allied World Merger Agreement”), Between Allied World Assurance Company Holdings, AG (“Allied World”), the Company and GO Sub, LLC, a Wholly-Owned Subsidiary of Allied World.

In connection with the Merger, five putative stockholder class action lawsuits have been filed against the Company and the members of the Company’s Board of Directors (the “Board”) challenging the Merger:  Ivers v. Transatlantic Holdings, Inc., et al., C.A. No. 6574-VCP (Court of Chancery of the State of Delaware), Clark v. Transatlantic Holdings, Inc., et al., Index No. 651706/2011 (Supreme Court of the State of New York, County of New York), Sutton v. Transatlantic Holdings, Inc., et al., Index No. 651705/2011 (Supreme Court of the State of New York, County of New York), Jaroslawicz v. Transatlantic Holdings, Inc., et al., Index No. 651718/2011 (Supreme Court of the State of New York, County of New York), and Kramer v. Transatlantic Holdings, Inc., et al., C.A. No. 6626-VCP (Court of Chancery of the State of Delaware).  Each lawsuit names the Company, the members of the Board, and Allied World as defendants.  Four of the lawsuits also name the Allied World subsidiary, GO Sub, LLC, as a defendant, and the Sutton lawsuit names a former director of the Company as a defendant.  Each of the lawsuits asserts that the members of the Board breached a fiduciary duty in connection with the approval of the Merger and that Allied World and its subsidiaries aided and abetted the alleged breaches of a fiduciary duty.  The Clark action also alleges that the Company aided and abetted its directors’ alleged breach of a fiduciary duty.  The lawsuits seek to enjoin the Merger, among other relief.

On June 29, 2011, defendants moved to dismiss or stay the three New York actions in favor of the virtually identical proceedings pending in the Delaware Court of Chancery.  On July 25, 2011, the plaintiffs in the three New York actions moved to consolidate those actions into a single action.  The court has not ruled on either of these motions.

On July 21, 2011, Vice Chancellor Parsons of the Court of Chancery of the State of Delaware entered an order consolidating the two Delaware actions.  Under that order, the Delaware plaintiffs filed a consolidated amended complaint on August 1, 2011. Additionally, on August 1, 2011, the Delaware plaintiffs filed a motion to expedite proceedings  and a motion for a preliminary injunction, both of which the Company intends to oppose at the appropriate time.

The Company and the Board believe these lawsuits are without merit and intend to defend against them vigorously.

(b) Transatlantic Holdings, Inc. v. Validus Holdings Ltd., Case No. 1:11-cv-00661 (U.S. District Court for the District of Delaware)

On July 28, 2011, the Company filed a lawsuit in the United States District Court for the District of Delaware against Validus Holdings, Ltd. (“Validus”) alleging that Validus violated Sections 14(a) and (e) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 by making materially false and/or misleading statements in its proxy and tender offer materials filed with the Securities and Exchange Commission.  The lawsuit seeks, among other relief, an order:  (i) compelling Validus to correct the material false and/or misleading statements it has made in connection with both its proxy and tender offer materials; and (ii) prohibiting Validus from acquiring or attempting to acquire shares of the Company until its misstatements have been corrected.

(c) Other Legal Proceedings

On May 21, 2010, the Company and its subsidiaries, Transatlantic Reinsurance Company (“TRC”) and Trans Re Zurich Reinsurance Company Ltd. (collectively, “TRH Parties”), filed a demand for arbitration, with the American Arbitration Association, against American International Group, Inc. (“AIG” and collectively with its subsidiaries, the “AIG Group”), AIG Securities Lending Corp. and AIG Securities Lending (Ireland) Ltd. (collectively, “AIG Securities Lending”) for losses in excess of $350 million suffered by TRH arising from its participation in a securities lending program administered and managed by AIG Securities Lending during the period that TRH was controlled by AIG. The TRH Parties’ participations in such securities lending program ended in the fourth quarter of 2008. While the final outcome cannot be predicted, TRH believes this arbitration, when resolved, will not have a material adverse effect on TRH’s results of operations, financial position or cash flows.

On September 30, 2009, TRC initiated arbitration proceedings, with the AIDA Reinsurance and Insurance Arbitration Society, against United Guaranty Residential Insurance Company, United Guaranty Mortgage Indemnity Company, United Guaranty Credit Insurance Company and United Guaranty Residential Insurance Company of North Carolina (collectively, “UGC”), each a subsidiary of the AIG Group. The arbitration proceedings involve certain contracts related to subprime mortgages and credit default insurance pursuant to which UGC purchased reinsurance from TRC (the “Disputed Contracts”). TRC seeks in the proceedings, among other things, to rescind the Disputed Contracts. While the final outcome cannot be predicted, TRH believes these arbitration proceedings, when resolved, will not have a material adverse effect on TRH’s consolidated results of operations, financial position or cash flows.

Part II — Item 1A

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

RISK FACTORS

Included below are risks which could materially affect TRH’s business, results of operations, cash flows or financial condition that have changed since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(a) Risks Related to the Merger Pursuant to the Allied World Merger Agreement and Actions by Validus

TRH’s business could be adversely impacted by uncertainty related to the Merger and uncertainty created by the exchange offer commenced by Validus on July 25, 2011 for all of the outstanding common stock of the Company (the “Validus Exchange Offer”).

Whether or not the Merger is completed, the announcement and pendency of the Merger and the uncertainty created by the Validus Exchange Offer could disrupt the businesses of TRH.  TRH is dependent on the experience and industry knowledge of their senior management and other key employees to execute its business plans.  Current and prospective employees of TRH may experience uncertainty about their roles within the combined company following the Merger or about the impact of the Validus Exchange Offer, which may have an adverse effect on the ability of TRH to attract or retain key management and other key personnel.

Failure to complete the Merger could negatively impact the Company’s share price, future business and financial results.

The Allied World Merger Agreement contains a number of conditions precedent that must be satisfied or waived prior to the consummation of the Merger. In addition, the Allied World Merger Agreement may be terminated by the Company or Allied World under certain circumstances.

If the Merger is not completed, TRH’s ongoing business may be adversely affected as follows:

•                  The market price of the Company’s stock may decline;

•                 the manner in which brokers, insurers, cedants and other third parties perceive TRH may be negatively impacted, which in turn could affect TRH’s ability to compete for or to win new business or obtain renewals in the marketplace;

•                 TRH’s current and prospective employees may experience uncertainty about their future roles, which may adversely affect TRH’s ability to attract and retain key personnel; the attention of TRH’s management will have been diverted to the Merger instead of being directed solely to TRH’s own operations and pursuit of other opportunities that could have been beneficial to TRH;

•                 TRH may have to pay certain fees and costs relating to the Merger, such as legal, accounting, financial advisor and printing fees;

•                 TRH may be required, in certain circumstances, to pay a termination fee of $115 million or an alternate termination fee of $35 million and/or an expense reimbursement of up to a maximum of $35 million to Allied World.

Actions by Validus may negatively impact TRH’s ability to consummate the Merger and may cause disruption to TRH’s ongoing business.

On July 12, 2011, Validus delivered an unsolicited offer to the Company to combine the Company and Validus, with Validus acquiring all the outstanding common shares of the Company (the “Validus Proposal”).  On July 19, 2011, after consultation with its independent financial and legal advisors, the Board concluded that the Validus Proposal did not constitute a “Superior Proposal” under the Allied World Merger Agreement and the Board reaffirmed its recommendation of, and its declaration of advisability with respect to, the Allied World Merger Agreement.  However, the Board also determined on that date that the Validus Proposal is reasonably likely to lead to a “Superior Proposal” and that the failure to enter into discussions regarding the Validus Proposal would result in a breach of its fiduciary duties under applicable law.  As a result, the Board offered to engage in discussions and exchange information with Validus, subject to, in accordance with the Allied World Merger Agreement, providing Allied World with three business days’ notice and obtaining from Validus a confidentiality agreement with terms substantially similar and not less favorable to the Company, in the aggregate, than those contained in the confidentiality agreement with Allied World.  Validus refused to enter into the confidentiality agreement provided by the Company, and instead, on July 25, 2011, Validus commenced the Validus Exchange Offer.  It is unclear what actions Validus may take to further its proposal and prevent the Merger from occurring.  Even if ultimately unsuccessful, actions taken by Validus could cause disruption in TRH’s business and could negatively impact the expected timing of the consummation of the Merger.  In addition, there is a risk that the Company’s stockholders may vote against proposals relating to the Merger as a result of Validus’s actions and that, consequently, the required stockholder vote may not be obtained.  In that case, it is possible that the Company may decide not to enter into a transaction with Validus or any other party.

The Allied World Merger Agreement contains provisions that could discourage a potential competing acquiror of the Company.

The Allied World Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict the Company’s ability to solicit, initiate, or knowingly encourage and facilitate competing third-party proposals for the acquisition of the Company’s shares or assets. Further, even if the Board withdraws or qualifies its recommendation with respect to the Merger, the Company will still be required to submit its Merger-related proposals to a vote at its stockholder meeting. In addition, Allied World generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals before the Board may withdraw or qualify its recommendation with respect to the Merger. In some circumstances, upon termination of the Allied World Merger Agreement, one of the parties will be required to pay a termination fee of $115 million or an alternate termination fee of $35 million to the other party, and/or an expense reimbursement up to a maximum of $35 million.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of the Company from considering or proposing that acquisition, at a higher per share cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquiror proposing to pay a lower price to the stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee and/or expense reimbursement that may become payable in certain circumstances.

The Merger is subject to a number of conditions, including certain governmental and regulatory conditions that may not be satisfied, or may not be completed on a timely basis, or at all, which could have material and adverse effects on the Company.

Completion of the Merger is conditioned upon, among other matters, the receipt of certain governmental authorizations, consents, orders or other approvals, the approval of antitrust authorities in the United Kingdom and Germany, and the approval of insurance regulators in Bermuda, Switzerland and New York. In deciding whether to grant antitrust, insurance or other regulatory clearances, the relevant governmental entities will consider the effect of the Merger within their relevant jurisdictions. The governmental agencies from which the Company and Allied World will seek the approvals have broad discretion in administering the governing regulations. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on, or materially limiting the revenues of, the combined company following the Merger. In addition, the Company cannot provide assurances that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger.

Several lawsuits have been filed against the Company and Allied World challenging the Merger, and an adverse ruling may prevent the Merger from being completed.

Allied World and the Company, as well as the members of the Board, have been named as defendants in several lawsuits brought by purported stockholders of the Company challenging the Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms.

One of the conditions to the closing of the Merger is that no order, injunction, decree or other legal restraint or prohibition shall be in effect that prevents completion of the Merger. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the Company’s and Allied World’s ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all.

(b) Risks Related to the Combined Company Following the Merger Pursuant to the Allied World Merger Agreement

Although the Company expects to realize certain benefits as a result of the Merger, there is the possibility that the combined company may be unable to integrate successfully the businesses of the Company and Allied World in order to realize the anticipated benefits of the Merger.

The Merger involves the combination of two companies that currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating the business practices and operations of the Company and Allied World.  Due to legal restrictions, the Company and Allied World have been able to conduct only limited planning regarding the integration of the two companies after completion of the Merger and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined thereafter. Potential difficulties the combined company may encounter as part of the integration process include the following:

•                 the inability to successfully combine the businesses in a manner that permits the combined company to achieve the full synergies anticipated to result from the Merger;

•                 complexities associated with managing the combined businesses, including the challenge of integrating complex systems, technology, networks and other assets of each company in a seamless manner that minimizes any adverse impact on customers, suppliers, brokers, employees and other constituencies;

•                 the costs of integration and compliance and the possibility that the full benefits anticipated to result from the Merger will not be realized;

•                 any delay in the integration of management teams, strategies, operations, products and services;

•                 diversion of the attention of each company’s management as a result of the Merger;

•                 differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•                 the ability to retain key employees;

•                 the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

•                 potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger, including one-time cash costs to integrate the companies beyond current estimates; and

•      the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect each company’s ability to maintain relationships with customers, suppliers, brokers, employees and other constituencies or the Company’s ability to achieve the anticipated benefits of the Merger or could reduce the Company’s earnings or otherwise adversely affect the business and financial results of the combined company.

Current stockholders of the Company will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

Current stockholders of the Company have the right to vote in the election of the Board and on other matters affecting the Company. Immediately after the Merger is completed, it is expected that current stockholders of the Company will own approximately 58% of the combined company. As a result of the Merger, current stockholders of the Company will have less influence on the management and policies of the combined company than they now have on the management and policies of the Company.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.

Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of either the Company’s or Allied World’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new global operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger.

The combined company is expected to incur substantial expenses related to the Merger and the integration of the companies.

The combined company is expected to incur substantial expenses in connection with the Merger and the integration of the Company and Allied World. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. While the Company assumed that a certain level of expenses would be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

The occurrence of severe catastrophic events may cause the combined company’s financial results to be volatile and may affect the financial results of the combined company differently than such an event would have affected the financial results of the Company on a stand-alone basis.

Because the combined company will, among other things, underwrite property catastrophe insurance and reinsurance and have large aggregate exposures to natural and man-made disasters, management expects that the combined company’s loss experience generally will include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events is likely to cause substantial volatility in the combined company’s financial results. In addition, because catastrophes are an inherent risk of the combined company’s business, a major event or series of events can be expected to occur from time to time and to have a material adverse effect on the combined company’s financial condition and results of operations, possibly to the extent of eliminating the combined company’s shareholders’ equity. Upon completion of the Merger, the combined company’s exposure to natural and man-made disasters will be different from the exposure of the Company prior to the completion of the Merger. Accordingly, the Merger may exacerbate the exposure described above.

Part II — Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2009, the Board authorized the purchase of up to $200 million of the Company’s common shares from time to time in the open market or via negotiated transactions through December 31, 2011 (the “December 2009 Authorization”). In October 2010, the Board approved a new share repurchase program, which authorizes the Company to repurchase up to $200 million of the Company’s outstanding common shares from time to time in the open market or via negotiated transactions through December 31, 2012 (the “October 2010 Authorization”). The October 2010 Authorization superseded the December 2009 Authorization. In the second quarter of 2011, the Company did not repurchase shares of its common stock. The preceding does not include 276 shares relating to restricted stock units (“RSUs”) that were attested to in satisfaction of withholding taxes relating to the issuance of the Company’s shares for vested RSUs by holders of the Company’s employee RSUs.  As of June 30, 2011, the Company had $145.4 million available under the October 2010 Authorization.

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
(Principal Financial and Accounting Officer)
Dated: August 5, 2011

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.		Description	Location
3.1	—	Restated Certificate of Incorporation of Transatlantic Holdings, Inc., dated September 8, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009 and incorporated herein by reference.

3.2	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Transatlantic Holdings, Inc.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated July 28, 2011 and incorporated herein by reference.

3.3	—	Amended and Restated By-Laws of Transatlantic Holdings, Inc., dated July 26, 2011.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated July 28, 2011 and incorporated herein by reference.

4.1	—	Form of Common Stock Certificate.	Filed as an exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.

4.2	—	Rights Agreement, dated July 27, 2011, between Transatlantic Holdings, Inc. and American Stock Transfer & Trust Company LLC.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated July 28, 2011 and incorporated herein by reference.

4.2.1	—	Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.

4.2.2	—	First Supplemental Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.

4.2.3	—	Second Supplemental Indenture by and among Transatlantic Holdings, Inc. and The Bank of New York Mellon, dated November 23, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated November 23, 2009, and incorporated herein by reference.

4.3	—	Voting Agreement by and between Transatlantic Holdings, Inc. and Davis Selected Advisors L.P., dated June 8, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated June 10, 2009 and incorporated herein by reference.

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Filed herewith.

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, President and Chief Executive Officer.	Furnished herewith.

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Furnished herewith.

Exhibit No.		Description	Location
101	—

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.*

Furnished herewith.

*               This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.