Form 10-Q
period 2011-09-30
TRANSATLANTIC HOLDINGS INC
filed 2011-11-04
CIK 862510

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

YES ☐               NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2011. 61,644,506.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

i

Part I — Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 and December 31, 2010

(Unaudited)

	2011	2010
	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2010-$1,240,678)	$—	$1,189,801
Available for sale, at fair value (amortized cost: 2011-$12,165,961; 2010-$10,727,717)	12,580,457	10,822,336
Equities, available for sale, at fair value (cost: 2011-$558,682; 2010-$476,516)	535,554	564,530
Other invested assets	263,403	275,977
Short-term investments, at cost (approximates fair value)	138,048	120,095
Total investments	13,517,462	12,972,739
Cash and cash equivalents	384,574	284,491
Accrued investment income receivable	145,461	150,695
Premium balances receivable, net	748,853	605,094
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	853,033	819,734
Deferred policy acquisition costs	277,382	238,296
Prepaid reinsurance premiums	112,598	75,291
Deferred tax assets, net	378,217	463,808
Other assets	177,240	95,206
Total assets	$16,594,820	$15,705,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$9,729,925	$9,020,610
Unearned premiums	1,396,541	1,212,535
Senior notes	1,005,890	1,030,511
Other liabilities	167,571	157,239
Total liabilities	12,299,927	11,420,895

Commitments and contingent liabilities

Preferred stock, $1.00 par value; shares authorized: 10,000,000; none issued	—	—
Common stock, $1.00 par value; shares authorized: 200,000,000; shares issued: 2011-67,851,696; 2010-67,611,341	67,852	67,611
Additional paid-in capital	335,511	318,064
Accumulated other comprehensive income	270,612	154,615
Retained earnings	3,906,833	3,988,891
Treasury stock, at cost: 2011-6,207,190; 2010-5,362,800 shares of common stock	(285,915)	(244,722)
Total stockholders’ equity	4,294,893	4,284,459
Total liabilities and stockholders’ equity	$16,594,820	$15,705,354

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues:
Net premiums written	$955,672	$1,007,030	$2,996,144	$2,980,918
Increase in net unearned premiums	(9,915)	(48,739)	(138,629)	(56,280)

Net premiums earned	945,757	958,291	2,857,515	2,924,638

Net investment income	117,948	123,840	344,296	352,224

Realized net capital gains:
Total other-than-temporary impairments	(1)	(804)	(3,140)	(13,849)
Less: other-than-temporary impairments recognized in other comprehensive income	—	—	—	6,713
Other-than-temporary impairments charged to earnings	(1)	(804)	(3,140)	(7,136)
Other realized net capital gains	13,226	11,371	71,011	24,091
Total realized net capital gains	13,225	10,567	67,871	16,955

Loss on early extinguishment of debt	—	(115)	(1,179)	(115)
Total revenues	1,076,930	1,092,583	3,268,503	3,293,702
Expenses:
Net losses and loss adjustment expenses	610,321	633,056	2,460,499	2,070,923
Net commissions	234,195	236,538	715,397	709,879
Decrease (increase) in deferred policy acquisition costs	1,977	(12,979)	(41,443)	(10,364)
Other underwriting expenses	45,552	44,187	122,878	133,015
Interest on senior notes	16,799	17,050	50,386	51,192
Other expenses, net	64,671	10,697	83,396	25,348
Total expenses	973,515	928,549	3,391,113	2,979,993
Income (loss) before income taxes	103,415	164,034	(122,610)	313,709
Income taxes (benefits)	35,881	29,978	(80,874)	53,268
Net income (loss)	$67,534	$134,056	$(41,736)	$260,441

Net income (loss) per common share:
Basic	$1.08	$2.11	$(0.67)	$4.04
Diluted	1.06	2.08	(0.67)	3.99

Cash dividends declared per common share	$0.22	$0.21	$0.65	$0.62

Weighted average common shares outstanding:
Basic	62,481	63,553	62,447	64,520
Diluted	63,469	64,447	62,447	65,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)

Net cash provided by operating activities	$502,699	$759,206
Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	811,914	742,695
Proceeds of fixed maturities available for sale redeemed or matured	702,404	550,353
Proceeds of equities available for sale sold	276,138	188,486
Purchase of fixed maturities available for sale	(1,802,989)	(2,560,237)
Purchase of equities available for sale	(295,659)	(188,214)
Net sale of other invested assets	18,858	6,869
Net (purchase) sale of short-term investments	(20,464)	707,780
Change in other liabilities for securities in course of settlement	11,840	40,799
Net cash used in investing activities	(297,958)	(511,469)
Cash flows from financing activities:
Dividends to stockholders	(39,971)	(39,389)
Common stock issued	(6,151)	(1,950)
Acquisition of treasury stock	(41,193)	(165,136)
Repurchase of senior notes	(26,110)	(3,105)
Other, net	1,560	(1,341)
Net cash used in financing activities	(111,865)	(210,921)
Effect of exchange rate changes on cash and cash equivalents	7,207	(8,721)
Change in cash and cash equivalents	100,083	28,095
Cash and cash equivalents, beginning of period	284,491	195,723
Cash and cash equivalents, end of period	$384,574	$223,818

Supplemental cash flow information:
Income taxes (paid), net	$(17,730)	$(63,982)
Interest (paid) on senior notes	(33,396)	(34,544)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Net income (loss)	$67,534	$134,056	$(41,736)	$260,441

Other comprehensive income:
Net unrealized appreciation of investments, net of tax:
Net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken	—	—	—	(6,713)
Net unrealized holding gains on all other securities	123,389	239,672	283,030	271,086
Reclassification adjustment for gains included in net income (loss)	(8,858)	(20,320)	(75,103)	(39,690)
Deferred income tax charge	(40,086)	(76,773)	(72,775)	(78,639)
	74,445	142,579	135,152	146,044

Change in retirement plan liability, net of tax:
Change in retirement plan liability	(61)	—	(973)	—
Deferred income tax benefit	22	—	341	—
	(39)	—	(632)	—

Net unrealized currency translation (loss) gain, net of tax:
Net unrealized currency translation (loss) gain	(59,658)	96,092	(28,497)	154,800
Deferred income tax benefit (charge)	20,880	(33,632)	9,974	(54,180)
	(38,778)	62,460	(18,523)	100,620

Other comprehensive income	35,628	205,039	115,997	246,664

Comprehensive income	$103,162	$339,095	$74,261	$507,105

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

Correction of Amortized Cost or Cost of Certain Fixed Maturities and Equities Denominated in Functional Currencies

The below error and related corrections had no impact on the current period and did not have a material effect on any prior period and thus, prior period financial statements have not been restated.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

For all interim and annual periods subsequent to December 31, 2009, the amortized cost of fixed maturities and cost of equities available for sale that are denominated in functional currencies were properly translated into the reporting currency using period-end foreign currency exchange rates. However, as the correction of the treatment discussed earlier occurred in the first quarter of 2010, the increase in net unrealized appreciation of investments, net of tax, for the first nine months of 2010 was reduced by $63.7 million in the Statement of Comprehensive Income related to this correction and unrealized currency translation gain, net of tax, was increased by such amount, with no net effect on OCI. In addition, this correction had no net impact on AOCI and stockholders’ equity as of September 30, 2010 and December 31, 2010, nor did it have any net impact on net income, comprehensive income or cash flows for the nine months ended September 30, 2010.

2. Merger Agreement with Allied World Assurance Company Holdings, AG (“Allied World”) and Other Strategic Review Activities and Related Costs

In the third quarter and first nine months of 2011, TRH was involved in strategic review activities. Results for the third quarter and first nine months of 2011 include approximately $57.3 million and $63.8 million, respectively, of costs related to strategic review activities, principally as part of “other expenses, net.” Of such costs, $48.3 million in the third quarter and first nine months of 2011 represent amounts paid to Allied World as discussed in Note 2(a). See Note 14 for legal proceedings related to strategic review activities.

(a) Termination of Merger Agreement with Allied World

On June 12, 2011, Allied World and the Company agreed to a “merger of equals” business combination of the two companies pursuant to the terms of an Agreement and Plan of Merger, dated as of June 12, 2011 (the “Allied World Merger Agreement”), between Allied World, the Company and GO Sub, LLC, a wholly-owned subsidiary of Allied World (“GO Sub”).  Pursuant to the terms of the Allied World Merger Agreement, GO Sub would merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Allied World. Upon completion of the merger, Allied World would have been the parent company of the Company and Allied World’s name would have changed to “TransAllied Group Holdings, AG”.  Pursuant to the terms and conditions of the Allied World Merger Agreement, stockholders of the Company would have been entitled to receive 0.88 common shares of Allied World for each share of the Company’s common stock (and cash in lieu of any fractional shares).

On September 15, 2011, the Company, Allied World and GO Sub, entered into a termination agreement (the “Termination Agreement”) pursuant to which the parties mutually terminated the Allied World Merger Agreement.  Pursuant to the Termination Agreement, the Company paid Allied World $48.3 million, consisting of a termination fee of $35.0 million and expense reimbursements of $13.3 million. The Company has also agreed to pay Allied World an additional fee of $66.7 million in the event that, prior to September 15, 2012, the Company enters into any definitive agreement in respect of any Competing Transaction (as defined in the Allied World Merger Agreement) or recommends or submits a Competing Transaction to its stockholders for adoption, or a transaction in respect of a Competing Transaction is consummated.

(b) Unsolicited Offer from Validus Holdings, Ltd. (“Validus”)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

On July 19, 2011, the Company’s Board of Directors (the “Board”) concluded that the Validus Proposal did not constitute a “Superior Proposal” under the Allied World Merger Agreement and the Board reaffirmed its recommendation of, and its declaration of advisability with respect to, the Allied World Merger Agreement. However, the Board also determined that the Validus Proposal is reasonably likely to lead to a “Superior Proposal” and that the failure to enter into discussions regarding the Validus Proposal would result in a breach of its fiduciary duties under applicable law.  As a result, the Board determined that the Company should offer to engage in discussions and exchange information with Validus, subject to and in accordance with the Allied World  Merger Agreement. The Company and Validus did not agree on the terms of a confidentiality agreement and therefore did not commence discussions or exchange information at that time.

On July 25, 2011, Validus sent a letter to the Board informing them that Validus was commencing an exchange offer that morning for all of the outstanding shares of common stock of the Company for 1.5564 Validus voting common shares and $8.00 in cash per share of the Company’s common stock (the “Validus Exchange Offer”).  Validus also issued a press release containing the abovementioned letter and announcing the commencement of an exchange offer and filed a prospectus/offer to exchange with the Securities and Exchange Commission (the “SEC”).

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

On September 23, 2011, the Company and Validus entered into a confidentiality agreement, with a limited standstill that expired on October 31, 2011, and commenced discussions.

On November 1, 2011, Validus issued a press release announcing the extension of the Validus Exchange Offer to November 25, 2011, unless further extended by Validus.

On November 2, 2011, Validus sent a letter to the Board informing them that Validus was amending the terms of the Validus Exchange Offer to include offer consideration of 1.5564 Validus voting common shares and $11.00 in cash per share of the Company’s common stock (the “Amended Validus Exchange Offer”), and to permit the Company to pay up to a $2.00 per share special dividend (to be reduced on a dollar-for-dollar basis for any funds used by the Company for share repurchases made after October 31, 2011)  prior to the expiration time of the Amended Validus Exchange Offer. In addition, the letter requested that the Board fix a record date in connection with the Validus Consent Solicitation. On November 3, 2011, Validus issued a press release containing the above mentioned letter and announcing the amended exchange offer, and filed amended documents with the SEC.

On November 4, 2011, the Company filed with the SEC an amendment to the solicitation/recommendation statement on Schedule 14D-9 recommending that the Company’s stockholders reject the Amended Validus Exchange Offer.

(c) Proposals from National Indemnity Company (“National Indemnity”)

On August 5, 2011, National Indemnity, a member of the group of insurance companies of Berkshire Hathaway, Inc., delivered an unsolicited offer to the Company to acquire all of the Company’s outstanding common stock for $52 per share (the “National Indemnity Offer”).

On August 8, 2011, the Board concluded that the National Indemnity Offer did not constitute a “Superior Proposal” under the Allied World Merger Agreement and the Board reaffirmed its recommendation of, and its declaration of advisability with respect to, the Allied World Merger Agreement. However, the Board also determined that the National Indemnity Offer is reasonably likely to lead to a “Superior Proposal” and that the failure to enter into discussions regarding the National Indemnity Offer would result in a breach of its fiduciary duties under applicable law.

On August 12, 2011, the Company entered into a confidentiality agreement and commenced discussions with National Indemnity.

On September 16, 2011, the Company received a letter from National Indemnity reinstating National Indemnity’s previous proposal to acquire the Company for $52.00 per share in cash.  The letter from National Indemnity stated that the offer was open for acceptance until the close of business on Monday, September 19, 2011 and that National Indemnity would not be renewing its offer.  On September 19, 2011, the Company announced that the Board believes that selling the Company for cash at the substantial discount to book value represented by the National Indemnity proposal would not deliver fair value to its stockholders and that National Indemnity has not shown interest in conducting full due diligence or holding discussions that could lead to a higher offer.

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

(4)           In September 2011, the FASB issued new accounting guidance on the testing of goodwill for impairment (ASU 2011-08). This guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.

For TRH, this guidance is effective for annual and interim periods for fiscal years beginning after December 15, 2011. TRH does not currently expect the implementation of this guidance to be material to TRH’s consolidated financial condition, results of operations or cash flows.

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

•                  Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include most government and government agency securities; state, municipal and political subdivision obligations (collectively, “municipal bonds”); corporate bonds; residential mortgage-backed securities (“RMBS”); commercial mortgage-backed securities (“CMBS”); other asset-backed securities; and short-term investments.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(d) Assets Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of September 30, 2011
Assets(1):
Fixed maturities available for sale:
U.S. Government	$—	$52.5	$—	$52.5
U.S. Government agencies	—	1,067.2	—	1,067.2
Municipal bonds	—	5,898.0	—	5,898.0
Foreign governments	—	729.9	0.8	730.7
U.S. corporate	—	2,357.8	6.1	2,363.9
Foreign corporate	—	1,948.4	—	1,948.4
Asset-backed:
RMBS	—	165.3	52.5	217.8
CMBS	—	159.8	75.6	235.4
Other asset-backed	—	60.6	6.0	66.6
Total fixed maturities available for sale	—	12,439.5	141.0	12,580.5
Equities available for sale	528.6	—	7.0	535.6
Other invested assets(2)	—	—	65.2	65.2
Short-term investments(3)	—	138.0	—	138.0
Other assets	—	—	1.1	1.1
Total	$528.6	$12,577.5	$214.3	$13,320.4

As of December 31, 2010
Assets(1):
Fixed maturities available for sale:
U.S. Government	$—	$25.6	$—	$25.6
U.S. Government agencies	—	864.6	—	864.6
Municipal bonds	—	4,841.6	—	4,841.6
Foreign governments	—	800.5	0.8	801.3
U.S. corporate	—	1,957.2	6.5	1,963.7
Foreign corporate	—	1,731.7	—	1,731.7
Asset-backed:
RMBS	—	217.8	26.7	244.5
CMBS	—	158.8	91.2	250.0
Other asset-backed	—	85.9	13.4	99.3
Total fixed maturities available for sale	—	10,683.7	138.6	10,822.3
Equities available for sale	559.5	—	5.0	564.5
Other invested assets(2)	—	—	86.4	86.4
Short-term investments(3)	—	120.2	—	120.2
Total	$559.5	$10,803.9	$230.0	$11,593.4

(1) Represents only items measured at fair value.

(2) Primarily private equities.

(3) Short-term investments in Level 2 are carried at cost or amortized cost, which approximates fair value.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the third quarter of 2011, there were no transfers in or out of Level 1, no transfers into Level 2 from Level 3 and $18.8 million of transfers out of Level 2 into Level 3.  During the first nine months of 2011, there were no transfers in or out of Level 1, $25.8 million of transfers into Level 2 from Level 3 and $37.8 million of transfers out of Level 2 into Level 3. The transfers into Level 2 from Level 3 in the first nine months of 2011 were due to an increase in observable inputs related to the valuation of such securities. The transfers out of Level 2 into Level 3 in the third quarter and first nine months of 2011 were due to a decrease in the observability of the significant inputs used in determining the fair value of the securities.  During the third quarter of 2010, there were no transfers in or out of Level 1, $23.8 million of transfers into Level 2 from Level 3 and $8.3 million of transfers out of Level 2 into Level 3. During the first nine months of 2010, there were no transfers in or out of Level 1 and $23.8 million of transfers into Level 2 from Level 3 and $10.8 million of transfers out of Level 2 into Level 3.

At September 30, 2011 and December 31, 2010, Level 3 assets totaled $214.3 million and $230.0 million, respectively, representing 1.6% and 2.0%, respectively, of total assets measured at fair value on a recurring basis.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at September 30, 2011 and December 31, 2010 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Net unrealized depreciation related to Level 3 investments at September 30, 2011 and December 31, 2010 approximated $24.2 million and $6.7 million, respectively.

The following tables present analyses of the changes during the three and nine month periods ended September 30, 2011 and 2010 in Level 3 assets measured at fair value on a recurring basis:

	Fixed Maturities Available for Sale
			Asset-backed:
					Other	Equities	Other
Three Months Ended	Foreign	U.S.			Asset-	Available	Invested	Other
September 30, 2011	Governments	Corporate	RMBS	CMBS	backed	for Sale	Assets(2)	Assets	Total
	(in millions)
Balance July 1, 2011	$0.8	$6.3	$38.4	$79.3	$6.4	$7.0	$63.3	$2.7	$204.2
Net realized/unrealized gains (losses) included in:
Net investment income	—	—	0.6	(0.3)	—	—	2.0	—	2.3
Realized net capital gains (losses) (1)	—	—	—	—	—	—	—	(1.6)	(1.6)
AOCI	—	(0.2)	(3.2)	(2.8)	(0.4)	—	(0.1)	—	(6.7)
Purchases	—	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—	—
Settlements	—	—	(2.1)	(0.6)	—	—	—	—	(2.7)
Transfers into Level 3	—	—	18.8	—	—	—	—	—	18.8
Transfers out of Level 3	—	—	—	—	—	—	—	—	—
Balance September 30, 2011	$0.8	$6.1	$52.5	$75.6	$6.0	$7.0	$65.2	$1.1	$214.3

(1)          There were no unrealized losses recorded in realized net capital gains (losses) in the three months ended September 30, 2011 on instruments still held at September 30, 2011.

(2)          Primarily private equities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Fixed Maturities Available for Sale
			Asset-backed:
					Other	Equities	Other
Three Months Ended	Foreign	U.S.			Asset-	Available	Invested	Other
September 30, 2010	Governments	Corporate	RMBS	CMBS	backed	for Sale	Assets(2)	Assets	Total
	(in millions)
Balance July 1, 2010	$0.7	$—	$18.0	$131.0	$37.3	$7.5	$68.0	$2.5	$265.0
Net realized/unrealized gains (losses) included in:
Net investment income	—	—	0.4	(0.5)	0.1	—	5.2	—	5.2
Realized net capital gains (losses) (1)	—	—	—	—	—	—	—	(1.6)	(1.6)
AOCI	—	—	3.0	7.6	1.6	—	—	—	12.2
Purchases, sales, issuances and settlements, net	—	—	(1.5)	(2.3)	(1.6)	(2.5)	—	(0.1)	(8.0)
Transfers in (out) of Level 3, net	0.1	—	5.4	2.8	(23.8)	—	7.4	—	(8.1)
Balance September 30, 2010	$0.8	$—	$25.3	$138.6	$13.6	$5.0	$80.6	$0.8	$264.7

(1)          There were no unrealized losses recorded in realized net capital gains (losses) in the three months ended September 30, 2010 on instruments still held at September 30, 2010.

(2)          Primarily private equities.

	Fixed Maturities Available for Sale
			Asset-backed:
					Other	Equities	Other
Nine Months Ended	Foreign	U.S.			Asset-	Available	Invested	Other
September 30, 2011	Governments	Corporate	RMBS	CMBS	backed	for Sale	Assets(2)	Assets	Total
	(in millions)
Balance January 1, 2011	$0.8	$6.5	$26.7	$91.2	$13.4	$5.0	$86.4	$—	$230.0
Net realized/unrealized gains (losses) included in:
Net investment income	—	—	1.3	(0.7)	—	—	(8.7)	—	(8.1)
Realized net capital gains (losses) (1)	—	—	—	—	—	—	—	(1.6)	(1.6)
AOCI	—	(0.2)	(2.6)	0.9	0.1	—	—	—	(1.8)
Purchases	—	—	—	—	—	2.0	—	2.7	4.7
Sales	—	—	—	—	—	—	(12.5)	—	(12.5)
Issuances	—	—	—	—	—	—	—	—	—
Settlements	—	—	(4.4)	(2.1)	(1.9)	—	—	—	(8.4)
Transfers into Level 3	—	6.3	31.5	—	—	—	—	—	37.8
Transfers out of Level 3	—	(6.5)	—	(13.7)	(5.6)	—	—	—	(25.8)
Balance September 30, 2011	$0.8	$6.1	$52.5	$75.6	$6.0	$7.0	$65.2	$1.1	$214.3

(1)          There were no unrealized losses recorded in realized net capital gains (losses) in the nine months ended September 30, 2011 on instruments still held at September 30, 2011.

(2)          Primarily private equities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Fixed Maturities Available for Sale
			Asset-backed:
					Other	Equities	Other
Nine Months Ended	Foreign	U.S.			Asset-	Available	Invested	Other
September 30, 2010	Governments	Corporate	RMBS	CMBS	backed	for Sale	Assets(2)	Assets	Total
	(in millions)
Balance January 1, 2010	$1.4	$—	$18.6	$32.7	$17.6	$7.5	$72.2	$—	$150.0
Net realized/unrealized gains (losses) included in:
Net investment income	—	—	0.5	(0.7)	0.2	—	2.9	—	2.9
Realized net capital gains (losses) (1)	—	—	(6.1)	—	—	—	—	(1.6)	(7.7)
AOCI	0.2	—	11.7	12.4	2.2	—	(0.4)	—	26.1
Purchases, sales, issuances and settlements, net	(1.6)	—	(4.8)	89.6	17.4	(2.5)	(1.5)	2.4	99.0
Transfers in (out) of Level 3, net	0.8	—	5.4	4.6	(23.8)	—	7.4	—	(5.6)
Balance September 30, 2010	$0.8	$—	$25.3	$138.6	$13.6	$5.0	$80.6	$0.8	$264.7

(1)          There were $6.1 million of OTTI related to RMBS fixed maturities available for sale that was recorded in realized net capital gains (losses) in the nine months ended September 30, 2010 on instruments still held at September 30, 2010.

(2)          Primarily private equities.

(e) Assets Measured at Fair Value on a Non-Recurring Basis

None of TRH’s assets were written down to fair value on a non-recurring basis during the three or nine month periods ended September 30, 2011 and 2010.

5. Investments

(a) Statutory Deposits

Investments with fair values of $624 million and $574 million at September 30, 2011 and December 31, 2010, respectively, were deposited with governmental authorities as required by law. The substantial majority of these deposits are fixed maturities and equities available for sale.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(b) Gross Unrealized Gains and Losses

The amortized cost or cost and fair value of fixed maturities and equities at September 30, 2011 and December 31, 2010 are summarized as follows:

	Amortized	Gross Unrealized
	Cost or Cost	Gains	Losses	Fair Value	OTTI(1)
	(in thousands)
September 30, 2011
Fixed maturities available for sale and carried at fair value:
U.S. Government	$48,259	$4,259	$(39)	$52,479	$—
U.S. Government agencies	1,041,521	25,964	(325)	1,067,160	—
Municipal bonds	5,596,591	319,474	(18,033)	5,898,032	—
Foreign governments	700,104	30,599	(12)	730,691	—
U.S. corporate	2,318,417	49,892	(4,427)	2,363,882	(386)
Foreign corporate	1,906,402	55,863	(13,834)	1,948,431	—
Asset-backed:
RMBS	259,899	546	(42,661)	217,784	(113,820)
CMBS	230,342	10,301	(5,264)	235,379	—
Other asset-backed	64,426	3,151	(958)	66,619	—
Total	$12,165,961	$500,049	$(85,553)	$12,580,457	$(114,206)

Equities available for sale	$558,682	$35,320	$(58,448)	$535,554

December 31, 2010
Fixed maturities held to maturity and carried at amortized cost:
States, municipalities and political subdivisions	$1,189,801	$54,641	$(3,764)	$1,240,678	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government	$24,164	$1,465	$(3)	$25,626	$—
U.S. Government agencies	856,708	11,215	(3,324)	864,599	—
Municipal bonds	4,785,607	119,890	(63,858)	4,841,639	—
Foreign governments	790,710	11,248	(650)	801,308	—
U.S. corporate	1,944,114	34,544	(14,934)	1,963,724	(386)
Foreign corporate	1,692,919	48,816	(10,107)	1,731,628	—
Asset-backed:
RMBS	285,431	525	(41,416)	244,540	(113,820)
CMBS	248,258	7,850	(6,117)	249,991	—
Other asset-backed	99,806	812	(1,337)	99,281	—
Total	$10,727,717	$236,365	$(141,746)	$10,822,336	$(114,206)

Equities available for sale	$476,516	$92,501	$(4,487)	$564,530

(1)          Represents the non-credit portion of OTTI, not adjusted for subsequent changes in unrealized gains or losses, taken on securities still held as of period-end.

See Note 5(h) for information about the reclassification on September 30, 2011 of fixed maturities previously classified as held to maturity to available for sale.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(c) Contractual Maturities of Fixed Maturities

The amortized cost and fair value of fixed maturities at September 30, 2011 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	As of September 30, 2011
	Amortized	Fair
	Cost	Value
	(in thousands)
Fixed maturities available for sale:
Non-asset backed and non-U.S. Government agencies:
Due in one year or less	$461,392	$464,318
Due after one through five years	4,059,717	4,168,407
Due after five through ten years	2,457,761	2,599,928
Due after ten years	3,590,903	3,760,862
Asset-backed and U.S. Government agencies(1)	1,596,188	1,586,942
Total	$12,165,961	$12,580,457

(1) Asset-backed and U.S. Government agency fixed maturities by their nature do not generally have single maturity dates.

(d) Net Investment Income

An analysis of net investment income follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities	$114,927	$116,710	$342,874	$337,873
Equities	4,171	2,329	12,749	7,622
Other invested assets (including alternative investments)	(553)	8,503	(6,801)	13,406
Other	2,926	68	5,236	4,068
Total investment income	121,471	127,610	354,058	362,969
Investment expenses	(3,523)	(3,770)	(9,762)	(10,745)
Net investment income	$117,948	$123,840	$344,296	$352,224

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(e) Investment Gains and Losses

Realized net capital gains are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Realized net capital gains resulted from:
Total OTTI	$(1)	$(804)	$(3,140)	$(13,849)
Less: OTTI recognized in OCI	—	—	—	6,713
OTTI charged to earnings	(1)	(804)	(3,140)	(7,136)
Sales and redemptions of securities	6,898	21,125	76,282	46,826
Net foreign currency transaction gains (losses)	6,328	(9,754)	(5,271)	(22,735)
Total	$13,225	$10,567	$67,871	$16,955

Realized net capital gains by source:
Fixed maturities available for sale	$3,530	$16,550	$12,182	$17,566
Equities available for sale	4,971	5,973	62,562	24,317
Net foreign currency transaction gains (losses)	6,328	(9,754)	(5,271)	(22,735)
Other	(1,604)	(2,202)	(1,602)	(2,193)
Total	$13,225	$10,567	$67,871	$16,955

The change in net unrealized appreciation of investments is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Change in net unrealized appreciation of investments, before deferred income tax effect:
Fixed maturities held to maturity carried at amortized cost(1)	$(60,910)	$19,167	$(50,877)	$30,662

Fixed maturities available for sale carried at fair value(1)(2)	$191,586	$180,529	$319,877	$245,038
Equity securities available for sale carried at fair value(2)	(76,617)	38,325	(111,142)	(20,376)
Other	(438)	498	(808)	21
Total	$114,531	$219,352	$207,927	$224,683

(1)          The entire decrease in net unrealized appreciation of fixed maturities held to maturity for the three and nine months ended September 30, 2011 result from the reclassification of all fixed maturities held to maturity to fixed maturities available for sale; thus there was no net unrealized appreciation of fixed maturities held to maturity at September 30, 2011. See Note 5(h) of Notes to Condensed Consolidated Financial Statements for discussion of the reclassification of fixed maturities previously held to maturity to available for sale.

(2)          See Note 1 of Notes to Condensed Consolidated Financial Statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Gross realized gains and gross realized losses on sales and redemptions of TRH’s available for sale securities were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(in millions)
Fixed maturities	$9.8	$(6.2)	$16.6	$—	$22.0	$(8.8)	$29.8	$(5.9)
Equity securities	5.0	—	7.8	(1.6)	67.0	(2.3)	27.5	(3.0)

Equity securities sold at a loss in the third quarter and first nine months of 2011 and 2010 were in a continuous unrealized loss position for 12 months or less and did not meet the conditions of TRH’s accounting policy to be considered OTTI at any quarter-end prior to the time of sale. (See Note 5(g) for the criteria TRH uses to evaluate if an equity investment is considered OTTI.)  TRH’s equity security investment strategy includes the intent to optimize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.

In the 2011 and 2010 periods, the gross realized losses from sales and redemptions of equities available for sale were due in large part to the rebalancing of TRH’s equity portfolio.

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

As discussed in Note 5(g), the OTTI amounts on certain fixed maturities are separated into credit loss and non-credit loss components. The credit loss impairments are recognized in earnings as realized capital losses, while the non-credit loss impairments are recorded in OCI. The following table sets forth the amount of credit loss impairments on fixed maturities held by TRH as of September 30, 2011 and 2010, for which a portion of the OTTI amount was recorded in OCI.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Beginning balance	$10.8	$10.8	$10.8	$4.5
New securities subject to credit impairment losses	—	—	—	6.3
Ending balance	$10.8	$10.8	$10.8	$10.8

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(f) Aging of Gross Unrealized Losses

As of September 30, 2011 and December 31, 2010, the aging of the gross unrealized losses with respect to all fixed maturities, including both held to maturity and available for sale, and equities, grouped by months in a continuous unrealized loss position, was as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in millions)
September 30, 2011:
Fixed maturities:
U.S. Government	$34	$ *	$—	$—	$34	$ *
U.S. Government agencies	114	*	3	*	117	*
Municipal bonds	47	(1)	148	(17)	195	(18)
Foreign governments	3	*	—	—	3	—
U.S. corporate	343	(4)	12	(1)	355	(5)
Foreign corporate	304	(7)	97	(7)	401	(14)
Asset-backed:
RMBS	12	(1)	197	(42)	209	(43)
CMBS	19	*	44	(5)	63	(5)
Other asset-backed	—	—	11	(1)	11	(1)
Total fixed maturities	876	(13)	512	(73)	1,388	(86)
Equities available for sale	225	(58)	—	—	225	(58)
Total	$1,101	$(71)	$512	$(73)	$1,613	$(144)

December 31, 2010:
Fixed maturities:
U.S. Government	$6	$ *	$—	$—	$6	$ *
U.S. Government agencies	179	(3)	—	—	179	(3)
Municipal bonds	1,367	(49)	91	(19)	1,458	(68)
Foreign governments	162	(1)	—	—	162	(1)
U.S. corporate	709	(15)	8	*	717	(15)
Foreign corporate	277	(5)	112	(5)	389	(10)
Asset-backed:
RMBS	46	(2)	175	(40)	221	(42)
CMBS	38	*	49	(6)	87	(6)
Other asset-backed	32	*	31	(1)	63	(1)
Total fixed maturities	2,816	(75)	466	(71)	3,282	(146)
Equities available for sale	58	(4)	—	—	58	(4)
Total	$2,874	$(79)	$466	$(71)	$3,340	$(150)

* Rounds to zero.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At September 30, 2011, the carrying value of TRH’s fixed maturity and equity securities aggregated $13.12 billion with aggregate pre-tax gross unrealized losses of $144 million. Additional information about these securities is as follows:

•      Securities with gross unrealized losses were valued, in the aggregate, at approximately 91.8% of their current cost or amortized cost.

•      Approximately 88.9% of these securities had unrealized losses of less than or equal to 20% of their current cost or amortized cost.

•      Approximately 4.1% of the fixed maturity securities had issuer credit ratings which were below investment grade or not rated.

At September 30, 2011, TRH held 203 and 621 individual fixed maturity and equity investments, respectively, that were in an unrealized loss position, of which, 94 individual fixed maturity investments were in a continuous unrealized loss position for 12 months or more.

As of September 30, 2011 and December 31, 2010, no single issuer accounted for more than 7% and 11%, respectively, of the aggregate gross unrealized losses.

At September 30, 2011 and December 31, 2010, the gross unrealized losses for all fixed maturities, including both held to maturity and available for sale, and equities available for sale included the following concentrations:

	Concentration as of
	September 30, 2011	December 31, 2010
	(in millions)
RMBS	$43	$42
Banking and financial institutions	33	11
Municipal bonds	18	68
Technology	8	2
CMBS	5	6
Other	37	21
Total	$144	$150

The fair value of fixed maturities in an unrealized loss position at September 30, 2011 and December 31, 2010, by contractual maturity, is shown below:

	September 30, 2011	December 31, 2010
	(in millions)
Non-asset backed and non-U.S. Government agencies:
Due in one year or less	$100	$68
Due after one year through five years	515	926
Due after five through ten years	176	297
Due after ten years	197	1,441
Asset-backed and U.S. Government agencies(1)	400	550
Total	$1,388	$3,282

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

TRH evaluated the significant categories of fixed maturity investments in an unrealized loss position for OTTI. For municipal bonds, TRH takes into account the taxing power of the issuer, source of revenue, credit risk and credit enhancements and pre-refunding. For asset-backed securities, TRH discounted its best estimate of future cash flows at an effective rate equal to the original effective yield of the security or, in the case of floating rate securities, at the current coupon. Those models included TRH’s assumptions about prepayment speeds, default and delinquency rates, and underlying collateral (if any), as well as credit ratings, credit enhancements and other observable market data. For corporate fixed maturities, TRH reviewed business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At September 30, 2011, the large majority of fixed maturities in an unrealized loss position consist of investment grade fixed maturities, principally municipal bonds, corporate and asset-backed fixed maturities. TRH did not consider the unrealized losses on these impaired fixed maturities to be credit related. In making these determinations, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH’s history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs. TRH does not intend to sell these securities, and will not likely be required to sell these securities before an anticipated recovery in fair value. Other considerations included the length of time and extent to which the security has been in an unrealized loss position, observable adverse conditions specifically related to the issuer or industry sector of the security, conditions in the country of issuance or primary market for the security, historical and implied volatility of the security’s fair value, defaults on principal or interest payments, and recoveries or further declines in fair value subsequent to the balance sheet date.

At September 30, 2011, TRH determined that there were no OTTI on its equity securities in an unrealized loss position as no equities met TRH’s equity security OTTI criteria and TRH has the intent and ability to hold all equities to recovery. In addition, no equities were in an unrealized loss position for over 12 months.

(h) Reclassification of Fixed Maturities Held to Maturity to Available for Sale

On September 30, 2011, TRH reclassified its entire portfolio of fixed maturities held to maturity, which consisted solely of municipal bonds, to the fixed maturities available for sale category. Financial markets have recently been disrupted by several issues, including the European debt crisis, the August 2011 downgrade of U.S. Government debt by Standard & Poor’s, and the downgrade of certain pre-refunded municipal bonds. Due to these disruptions and the desire to maintain greater flexibility in managing its entire investment portfolio in an uncertain economy, TRH changed its intent to hold these securities to maturity and transferred such securities to the available for sale category.

The fair value, amortized cost and net unrealized appreciation of fixed maturities reclassified to available for sale from held to maturity as of September 30, 2011 was $1.26 billion, $1.19 billion and $74.1 million, respectively.  As a result, net unrealized appreciation of investments, net of tax, a component of accumulated other comprehensive income and stockholders’ equity, increased by $48.2 million, on September 30, 2011, as did other comprehensive income for the quarter and nine months ended September 30, 2011.

6. Income Taxes

The U.S. federal income tax rate was 35% for 2011 and 2010. Actual tax (benefit) expense on (loss) income before income taxes for the nine months ended September 30, 2011 and 2010 differs from the expected amount computed by applying the U.S. federal income tax rate because of the following:

	Nine Months Ended September 30,
	2011		2010
		Percent of		Percent of
		Loss Before		Income Before
	Amount	Income Taxes	Amount	Income Taxes
	(dollars in thousands)
Expected tax (benefit) expense	$(42,913)	35.0%	$109,798	35.0%
Adjustments:
Tax exempt interest	(57,016)	46.5	(65,176)	(20.8)
Dividends received deduction	(1,887)	1.6	(1,353)	(0.4)
Effective tax rate method adjustment	—	—	7,272	2.3
Strategic review costs not presently deductible	20,584	(16.8)	—	—
Other	358	(0.3)	2,727	0.9
Actual tax (benefit) expense	$(80,874)	66.0%	$53,268	17.0%

Due to the size and timing of net catastrophe costs in the first nine months of 2011, TRH is unable to reliably estimate the annual effective tax rate for 2011 as small changes to the assumptions underlying its full year pre-tax income projections produce large changes in the annual effective tax rate.  As a result, the tax benefits in the third quarter and first nine months of 2011 have been calculated on a discrete basis utilizing the actual results for the third quarter and first nine months of 2011.

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

TRH recorded income tax benefits of $25 million and $239 million in the third quarter and first nine months of 2011, respectively, from pre-tax net catastrophe costs incurred in the first nine months of 2011. In the third quarter and first nine months of 2011, TRH recorded a tax benefit of $2 million associated with costs from the termination of the Allied World Merger Agreement and other strategic review activities. (See Note 2). As the strategic review process is currently ongoing, only a small portion of such costs in the third quarter and first nine months of 2011 were considered deductible. If no qualifying transaction occurs and all discussions end, additional tax benefits of $21 million related to such costs incurred in the first nine months of 2011, that are not presently deductible, will be recorded in future periods.

TRH recorded income tax benefits of $15 million and $55 million in the third quarter and first nine months of 2010, respectively, from pre-tax net catastrophe costs incurred in the third quarter and first nine months of 2010.  $8 million of additional tax benefits from pre-tax net catastrophe costs incurred in the first nine months of 2010 were recognized in the fourth quarter  of 2010 due to the application of the effective tax rate method.

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

No repurchases of TRH’s 2015 Notes occurred in the third quarter of 2011. In the first nine months of 2011, TRH repurchased $25 million principal amount of the 2015 Notes.  In the third quarter and first nine months of 2010, TRH repurchased $3 million principal amount of the 2015 Notes.  No repurchases of TRH’s 2039 Notes occurred in the third quarter and first nine months of 2011 and 2010. The impact of the repurchases of the 2015 Notes on the third quarter and first nine months of 2011 and 2010 is detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Principal amount repurchased	$—	$3	$25	$3
Repurchase price	—	3	26	3
Loss on early extinguishment of debt	—	*	(1)	*

* Rounds to zero.

The balance sheet carrying value, unamortized original issue discount, outstanding principal amount and fair value of the Senior Notes are presented below. The unamortized original issue discount is being amortized over the term of the notes on the effective interest rate method. The fair values are based on quoted market prices.

	As of September 30, 2011		As of December 31, 2010
	2015 Notes	2039 Notes	2015 Notes	2039 Notes
	(in millions)
Balance sheet carrying amount	$665.4	$340.5	$690.1	$340.4
Unamortized original issue discount	1.6	9.5	1.9	9.6
Outstanding principal amount	667.0	350.0	692.0	350.0
Fair value	719.5	383.3	736.6	351.1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Interest expense incurred and paid in connection with the Senior Notes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Interest expense incurred	$16,799	$17,050	$50,386	$51,192
Interest paid	—	18	33,396	34,544

8. Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed in the following table based upon weighted average common shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income (loss) (numerator)	$67,534	$134,056	$(41,736)	$260,441

Weighted average common shares outstanding used in the computation of net income (loss) per common share:
Average shares issued	67,871	67,558	67,819	67,535
Less: Average shares in treasury	(5,390)	(4,005)	(5,372)	(3,015)
Average outstanding shares - basic (denominator)	62,481	63,553	62,447	64,520
Average potential shares from stock compensation(1)	988	894	—	764
Average outstanding shares - diluted (denominator)(2)	63,469	64,447	62,447	65,284

Net income (loss) per common share:
Basic	$1.08	$2.11	$(0.67)	$4.04
Diluted	1.06	2.08	(0.67)	3.99

(1)

The three months ended September 30, 2011 excludes the effect of 2.0 million anti-dilutive shares (from a total of 3.5 million potential shares). As the impact of potential shares for the nine months ended September 30, 2011 is anti-dilutive (i.e., reduces the net loss per common share), the effect of 3.5 million potential shares is not included in the diluted net loss per common share calculation. The three months ended September 30, 2010 excludes the effect of 2.3 million anti-dilutive shares (from a total of 3.9 million potential shares). The nine months ended September 30, 2010 excludes the effect of 2.1 million anti-dilutive shares (from a total of 3.8 million potential shares).

(2)	Had there been net income for the nine months ended September 30, 2011, weighted average diluted common shares outstanding would have been 63,366.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The third quarter of 2011 includes net catastrophe costs of $70.7 million, $21 million of which is related to revised estimates of costs from the February 2011 earthquake in New Zealand, $18 million of which is related to third quarter 2011 floods in Denmark and $14 million of which is related to Hurricane Irene which occurred in August 2011. The first nine months of 2011 includes net catastrophe costs of $682.5 million, $350 million of which is related to the March 2011 Tohoku earthquake and resulting tsunami in Japan, $203 million of which is related to the February 2011 earthquake in New Zealand and $57 million of which is related to first quarter 2011 flooding in Australia and Cyclone Yasi.

The third quarter of 2010 includes net catastrophe costs of $22.3 million, $19 million of which is related to the September 2010 earthquake in New Zealand. The first nine months of 2010 includes net catastrophe costs of $179.6 million, $120 million of which is related to the February 2010 earthquake in Chile, $19 million of which is related to the September 2010 earthquake in New Zealand and $13 million of which is related to the April 2010 Deepwater Horizon explosion.

Summaries of the components of pre-tax net catastrophe costs for the three and nine months ended September 30, 2011 and 2010 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Net losses and loss adjustment expenses incurred from catastrophe events occuring in:
Current year	$71.7	$21.6	$712.4	$189.4
Prior years	3.2	(3.4)	(2.4)	(9.9)
Total net losses and LAE incurred from catastrophe events	74.9	18.2	710.0	179.5
Net (assumed) ceded reinstatement premiums	(4.2)	4.1	(27.5)	0.1
Net catastrophe costs	$70.7	$22.3	$682.5	$179.6

Losses and loss adjustment expenses incurred from catastrophe events:
Gross	$78.0	$46.4	$801.4	$265.0
Ceded	(3.1)	(28.2)	(91.4)	(85.5)
Net	74.9	18.2	710.0	179.5
Reinstatement premiums:
Gross	(4.7)	0.3	(33.9)	(9.1)
Ceded	0.5	3.8	6.4	9.2
Net	(4.2)	4.1	(27.5)	0.1
Net catastrophe costs	$70.7	$22.3	$682.5	$179.6

A summary of pre-tax net catastrophe costs by segment for the three and nine months ended September 30, 2011 and 2010 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Domestic	$16.1	$(4.4)	$74.7	$(5.2)
International-Europe	41.1	(2.7)	151.5	71.4
International-Other	13.5	29.4	456.3	113.4
Total	$70.7	$22.3	$682.5	$179.6

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

11. Cash Dividends

In the third quarter of 2011, the Board declared a dividend of $0.22 per common share, or approximately $13.7 million in the aggregate, payable on December 2, 2011.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Premiums written, premiums earned and losses and loss adjustment expenses (“LAE”) incurred are comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Gross premiums written	$1,076,443	$1,063,246	$3,233,907	$3,159,283
Ceded premiums written	(120,771)	(56,216)	(237,763)	(178,365)
Net premiums written	$955,672	$1,007,030	$2,996,144	$2,980,918

Gross premiums earned	$1,015,779	$1,010,337	$3,058,666	$3,083,088
Ceded premiums earned	(70,022)	(52,046)	(201,151)	(158,450)
Net premiums earned	$945,757	$958,291	$2,857,515	$2,924,638

Gross incurred losses and LAE	$638,579	$675,618	$2,723,259	$2,248,797
Reinsured losses and LAE ceded	(28,258)	(42,562)	(262,760)	(177,874)
Net incurred losses and LAE	$610,321	$633,056	$2,460,499	$2,070,923

Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and LAE and reinsured losses and LAE ceded include amounts, which, by prearrangement with TRH, were assumed from a cedant and then ceded in an equal amount to affiliates of the cedant.  Gross premiums written and ceded premiums written include $94.8 million and $29.7 million in the third quarter of 2011 and 2010, respectively, and $154.5 million and $101.7 million in the first nine months of 2011 and 2010, respectively, relating to such arrangements.  Gross premiums earned and ceded premiums earned include $43.3 million and $30.0 million in the third quarter of 2011 and 2010, respectively, and $117.0 million and $90.4 million in the first nine months of 2011 and 2010, respectively, relating to such arrangements. Gross incurred losses and LAE and reinsured losses and LAE ceded include $9.5 million and ($3.3) million in the third quarter of 2011 and 2010, respectively, and $107.7 million and $55.1 million in the first nine months of 2011 and 2010, respectively, relating to such arrangements.

Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balances at September 30, 2011 and December 31, 2010 are comprised as follows:

	As of	As of
	September 30, 2011	December 31, 2010
	(in thousands)
Reinsurance recoverable on paid losses and LAE	$47,612	$25,897
Reinsurance recoverable on unpaid losses and LAE	805,421	793,837
Total	$853,033	$819,734

Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $12.0 million as of September 30, 2011 and December 31, 2010. Write-offs of reinsurance recoverable on paid and unpaid losses and LAE in the third quarter and first nine months of 2011 were not material. At September 30, 2011, $13.3 million of the total reinsurance recoverable balance was overdue by more than 90 days, of which $6.2 million was collateralized.

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

Under its reinsurance security policy, TRH seeks to cede business to reinsurers generally rated “A-” or better. TRH considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to TRH’s general policy on a case-by-case basis. At September 30, 2011, approximately 94% of total reinsurance recoverable on paid and unpaid losses and LAE balances were due from reinsurers rated “A-” or better and 6% were due from reinsurers which were rated below “A-” or not rated.

With respect to reinsurance recoverable on paid and unpaid losses and LAE, TRH is the beneficiary of substantial amounts of funds held, trust agreements and letters of credit collateralizing reinsurance recoverables with respect to certain reinsurers. At September 30, 2011, such funds held, trust agreements and letters of credit secured $398.8 million of TRH’s reinsurance recoverable on paid and unpaid losses. No uncollateralized amounts recoverable from a single retrocessionnaire are considered material to the financial position of TRH.

13. Segment Information

TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Senior Notes and costs related to strategic review activities (see Note 2)). The Domestic segment also includes the impact of the settlement of an arbitration proceeding. (See Note 14(d).)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table is a summary of financial data by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Domestic:
Net premiums written	$440,945	$513,636	$1,452,857	$1,536,913
Net premiums earned	460,144	511,785	1,408,418	1,514,389
Net investment income	75,583	84,572	219,330	239,239
Realized net capital gains	6,780	14,168	66,342	35,971
Revenues	542,507	610,410	1,692,911	1,789,484
Net losses and LAE	259,325	360,022	936,480	1,034,179
Underwriting expenses(1)	134,786	144,139	386,071	432,957
Underwriting profit(2)(3)	66,033	7,624	85,867	47,253
Income before income taxes(4)	66,396	78,274	235,445	245,585

International-Europe:
Net premiums written	$356,785	$348,138	$1,101,425	$1,021,474
Net premiums earned	314,784	306,313	976,483	987,730
Net investment income	31,069	29,488	92,110	83,594
Realized net capital gains (losses)	4,333	1,121	5,564	(8,532)
Revenues	350,186	336,922	1,074,157	1,062,792
Net losses and LAE	258,441	186,789	838,626	742,616
Underwriting expenses(1)	86,285	76,126	251,013	243,660
Underwriting (loss) profit(2)(3)	(29,942)	43,398	(113,156)	1,454
Income (loss) before income taxes	5,233	74,220	(15,285)	76,755

International-Other(5):
Net premiums written	$157,942	$145,256	$441,862	$422,531
Net premiums earned	170,829	140,193	472,614	422,519
Net investment income	11,296	9,780	32,856	29,391
Realized net capital gains (losses)	2,112	(4,722)	(4,035)	(10,484)
Revenues	184,237	145,251	501,435	441,426
Net losses and LAE	92,555	86,245	685,393	294,128
Underwriting expenses(1)	60,653	47,481	159,748	155,913
Underwriting profit (loss)(2)(3)	17,621	6,467	(372,527)	(27,522)
Income (loss) before income taxes	31,786	11,540	(342,770)	(8,631)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Consolidated:
Net premiums written	$955,672	$1,007,030	$2,996,144	$2,980,918
Net premiums earned	945,757	958,291	2,857,515	2,924,638
Net investment income	117,948	123,840	344,296	352,224
Realized net capital gains	13,225	10,567	67,871	16,955
Revenues	1,076,930	1,092,583	3,268,503	3,293,702
Net losses and LAE	610,321	633,056	2,460,499	2,070,923
Underwriting expenses(1)	281,724	267,746	796,832	832,530
Underwriting profit (loss)(2)(3)	53,712	57,489	(399,816)	21,185
Income (loss) before income taxes(4)	103,415	164,034	(122,610)	313,709

(1)	Underwriting expenses represent the sum of net commissions, decrease (increase) in deferred policy acquisition costs and other underwriting expenses.
(2)	Underwriting profit (loss) represents net premiums earned less net losses and LAE and underwriting expenses.
(3)	See Note 9 of Notes to Condensed Consolidated Financial Statements for net catastrophe costs by segment.
(4)	Includes costs incurred related to strategic review activities. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)
(5)

The Miami, Tokyo, Sydney and Toronto branch segment data were considered significant for at least one of the periods presented. Certain key Miami, Tokyo, Sydney and Toronto data elements, which are included in International-Other, in the 2011 and 2010 periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Miami (serving Latin America and the Caribbean):
Revenues	$67,040	$44,555	$193,094	$181,071
(Loss) income before income taxes	(938)	(4,056)	25,249	(62,290)

Tokyo:
Revenues	$23,782	$33,718	$79,090	$70,283
Income (loss) before income taxes	12,097	22,337	(231,628)	33,968

Sydney:
Revenues	$12,529	$11,036	$35,325	$29,953
Loss before income taxes	(308)	(13,339)	(171,785)	(8,855)

Toronto:
Revenues	$34,556	$38,375	$99,023	$95,558
Income before income taxes	13,968	4,009	25,704	23,493

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH’s aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH’s approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH’s financial condition, results of operations or cashflows. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH’s results of operations, financial condition or cashflows.

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

(a) Stockholder Legal Proceedings Related to the Allied World Merger Agreement

In connection with the Allied World Merger Agreement, five putative stockholder class action lawsuits have been filed against the Company and the members of the Board challenging the merger (the “Merger”) contemplated by the Allied World Merger Agreement.  Each lawsuit names the Company, the members of the Board, and Allied World as defendants.  Four of the lawsuits also name GO Sub as a defendant, and one of the lawsuits names a former director of the Company as a defendant.  Each of the lawsuits asserts that the members of the Board breached a fiduciary duty in connection with the approval of the Merger and that Allied World and its subsidiaries aided and abetted the alleged breaches of a fiduciary duty.  One lawsuit also alleges that the Company aided and abetted its directors’ alleged breach of a fiduciary duty.  The lawsuits seek to enjoin the Merger, among other relief.

On June 29, 2011, defendants moved to dismiss or stay the three New York actions in favor of the virtually identical proceedings pending in the Delaware Court of Chancery.  On July 25, 2011, the plaintiffs in the three New York actions moved to consolidate those actions into a single action.  On October 18, 2011, the parties stipulated that each of these actions would be discontinued without prejudice.  The Court entered the parties’ stipulation the following day.

On July 21, 2011, Vice Chancellor Parsons of the Court of Chancery of the State of Delaware entered an order consolidating the two Delaware actions.  Under that order, the Delaware plaintiffs filed a consolidated amended complaint on August 1, 2011 alleging that the Board breached a fiduciary duty by approving certain deal measures that purportedly privileged the Merger over other potential proposals, including a proposal from Validus, and by allegedly failing to include material information in the Company’s proxy materials, and that Allied World and GO Sub aided and abetted such breaches.  Additionally, on August 1, 2011, the Delaware plaintiffs filed a motion to expedite proceedings and a motion for a preliminary injunction, both of which the Company opposed.  At a conference held on August 22, 2011, the court declined to set a hearing date on the Delaware plaintiffs’ motion for a preliminary injunction and, except for a very narrow issue, denied the Delaware plaintiffs’ motion for expedited discovery.

On October 10, 2011, the Delaware plaintiffs filed a second consolidated amended complaint alleging that the Board breached a fiduciary duty (and that Allied World and GO Sub aided and abetted such breach) by, among other things, adopting and refusing to rescind a shareholder rights plan, approving certain payments to Allied World in conjunction with the Termination Agreement, and approving a share repurchase program.  The second amended complaint also asserts derivative claims for breach of fiduciary duty against the Board, Allied World and GO Sub, a claim for unjust enrichment against Allied World and GO Sub, and a derivative claim for declaratory relief that the Termination Agreement is null and void.  The lawsuit seeks the return of any payments from the Company to Allied World pursuant to the Termination Agreement, among other relief.  On October 24, 2011, defendants moved to dismiss the second consolidated amended complaint.

The Company and the Board believe these lawsuits are without merit and intend to defend against them vigorously.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(b) Validus Holdings, Ltd. v. Transatlantic Holdings, Inc., et al. (Court of Chancery of the State of Delaware)

On August 10, 2011, Validus filed a complaint in Delaware Chancery Court against the Company, the Board, Allied World and GO Sub.  The complaint alleges that the Company and the Board breached their fiduciary duties (and that Allied World and GO Sub aided and abetted such breaches) (i) by requiring Validus to execute a confidentiality agreement containing a standstill provision prior to engaging in negotiations with Validus and (ii) as a result of the Company’s and Allied World’s various disclosures regarding both the proposed merger with Allied World and Validus’ proposal, which Validus alleges include false and misleading statements.  On August 16, 2011, Validus filed a Motion for Preliminary Injunction and a Motion for Expedited Proceedings, both of which the Company opposed. At a conference held on August 22, 2011, the court declined to set a hearing date on the Validus’ motion for a preliminary injunction and indicated that it was unlikely to conclude that Validus asserted a colorable claim for breach of fiduciary duty based on the Company’s requirement that Validus enter into a confidentiality agreement with a standstill provision.  On August 24, 2011, Validus withdrew its motion for expedited proceedings.  On September 6, 2011, the Company and the Board moved to dismiss the complaint.

The Company and the Board believe this lawsuit is without merit and intend to defend against it vigorously.

(c) Transatlantic Holdings, Inc. v. Validus Holdings Ltd. (U.S. District Court for the District of Delaware)

On July 28, 2011, the Company filed a lawsuit in the United States District Court for the District of Delaware against Validus alleging that Validus violated Sections 14(a) and (e) of the Securities Exchange Act of 1934 (“Securities Exchange Act”) and Section 11 of the Securities Act of 1933 by making materially false and/or misleading statements in its proxy and tender offer materials filed with the Securities and Exchange Commission.  The lawsuit seeks, among other relief, an order:  (i) compelling Validus to correct the material false and/or misleading statements it has made in connection with both its proxy and tender offer materials; and (ii) prohibiting Validus from acquiring or attempting to acquire shares of the Company until its misstatements have been corrected.  On August 10, 2011, Validus filed a motion to dismiss the Company’s lawsuit.  On September 12, 2011, the Company filed an amended complaint against Validus, Edward J. Noonan and Joseph E. Consolino alleging that Validus, Mr. Noonan and Mr. Consolino violated Section 14(a) of the Securities Exchange Act by making materially false and/or misleading statements in its proxy and tender offer materials filed with the Securities and Exchange Commission and seeking a declaration that the Company’s Schedule 14(D)-9 filed with the Securities and Exchange Commission complies with Section 14(d)(1) of the Securities Exchange Act.  Pursuant to a stipulation filed with the court on October 3, 2011, the parties agreed, among other things, that Validus’ motion to dismiss would be withdrawn as moot and that the Company could file an amended complaint after October 31, 2011.

(d) Other Legal Proceedings

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

On September 30, 2009, TRC initiated arbitration proceedings, with the AIDA Reinsurance and Insurance Arbitration Society, against United Guaranty Residential Insurance Company, United Guaranty Mortgage Indemnity Company, United Guaranty Credit Insurance Company and United Guaranty Residential Insurance Company of North Carolina (collectively, “UGC”). The arbitration proceedings involved certain contracts related to subprime mortgages and credit default insurance pursuant to which UGC purchased reinsurance from TRC (the “Disputed Contracts”).

On September 15, 2011, TRC entered into a negotiated settlement and commutation with UGC with respect to the Disputed Contracts. In the third quarter and first nine months of 2011, the negotiated settlement reduced net premiums written and net premiums earned by $19 million, net losses and loss adjustment expenses incurred by $61 million and net commissions by $3 million, resulting in a pre-tax net benefit to income (loss) before income taxes of $45 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. Subsequent Events

From October 1, 2011 through October 28, 2011, the Company repurchased 2.9 million shares of its common stock at an aggregate cost of $148.8 million. As of October 28, 2011, the Company had $410.0 million remaining under the share repurchase program approved by the Company’s Board of Directors in September 2011.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may include, and Transatlantic Holdings, Inc. (the “Company”) and its subsidiaries (collectively with the Company, “TRH”), through their officers and representatives, may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as:

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

It is possible that TRH’s actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH’s actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions, financial and credit market conditions, cyclical industry conditions, credit quality, government, regulatory and accounting policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, legal and regulatory proceedings, failures of pricing models to accurately assess risks, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, the uncertainties inherent in international operations, risks that the unsolicited Validus Holdings, Ltd. (“Validus”) exchange offer and Validus consent solicitation disrupt current plans and operations, uncertainty regarding the Company’s entry into strategic transactions or execution of strategic alternatives, the ability to retain key personnel, pricing and policy term trends, increased competition, the impact of acts of terrorism and acts of war, greater frequency or severity of unpredictable catastrophic events, negative rating agency action, the adequacy of loss reserves, changes in regulations or tax laws, changes in the availability, cost or quality of reinsurance or retrocessional coverage, adverse general economic conditions, and judicial, legislative, political and other government developments, as well as management’s response to these factors, and other risks.

These factors are further discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, in Part II, Item 1A. Risk Factors of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K of Transatlantic Holdings, Inc. for the year ended December 31, 2010. TRH is not under any obligation to (and expressly disclaims any such obligation to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise, except as required by law.

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

Financial Statements

The following discussion refers to the consolidated financial statements of TRH as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010, which are presented elsewhere herein.

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

TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Company’s senior notes and costs related to strategic review activities (see Note 2 of Notes to Condensed Consolidated Financial Statements (“Note 2”))). Prior to 2011, financial information for the Sydney branch was included in the London branch as part of the International-Europe segment. Sydney branch financial information for prior periods was not material. Starting in 2011, Sydney is more appropriately considered a segment for financial reporting purposes and is aggregated with other segments that are generally not material in International-Other. Segment information for periods prior to 2011 have been revised to conform to the current segment presentation. Data from the London and Paris branches and from TRZ are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong, Tokyo and Sydney branches are grouped as International-Other and represent the aggregation of segments that are generally not material.

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

In the first nine months of 2011, casualty lines comprised 70% of TRH’s net premiums written, while property lines totaled 30%.  Business written by international branches represented 52% of net premiums written in the first nine months of 2011.  (See Operational Review for detailed period to period comparisons of such measures.)

TRH’s major sources of revenues are net premiums earned for reinsurance risks undertaken and income from investments. The great majority of TRH’s investments are in available for sale fixed maturities. In general, premiums are received significantly in advance of related claims payments.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Merger Agreement with Allied World Assurance Company Holdings, AG (“Allied World”) and Other Strategic Review Activities

In the third quarter and first nine months of 2011, TRH was involved in strategic review activities. See Note 2 for costs related to strategic review activities and see Note 14 of Notes to Condensed Consolidated Financial Statements (“Note 14”) for legal proceedings related to strategic review activities.

(a) Termination of Merger Agreement with Allied World

On June 12, 2011, Allied World and the Company agreed to a “merger of equals” business combination of the two companies pursuant to the terms of an Agreement and Plan of Merger, dated as of June 12, 2011 (the “Allied World Merger Agreement”), between Allied World, the Company and GO Sub, LLC, a wholly-owned subsidiary of Allied World (“GO Sub”).  Pursuant to the terms of the Allied World Merger Agreement, GO Sub would merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Allied World. Upon completion of the merger, Allied World would have been the parent company of the Company and Allied World’s name would have changed to “TransAllied Group Holdings, AG”.  Pursuant to the terms and conditions of the Allied World Merger Agreement, stockholders of the Company would have been entitled to receive 0.88 common shares of Allied World for each share of the Company’s common stock (and cash in lieu of any fractional shares).

On September 15, 2011, the Company, Allied World and GO Sub, entered into a termination agreement (the “Termination Agreement”) pursuant to which the parties mutually terminated the Allied World Merger Agreement.  Pursuant to the Termination Agreement, the Company paid Allied World $48.3 million, consisting of a termination fee of $35.0 million and expense reimbursements of $13.3 million. The Company has also agreed to pay Allied World an additional fee of $66.7 million in the event that, prior to September 15, 2012, the Company enters into any definitive agreement in respect of any Competing Transaction (as defined in the Allied World Merger Agreement) or recommends or submits a Competing Transaction to its stockholders for adoption, or a transaction in respect of a Competing Transaction is consummated.

(b) Unsolicited Offer from Validus Holdings, Ltd. (“Validus”)

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

On July 19, 2011, the Company’s Board of Directors (the “Board”) concluded that the Validus Proposal did not constitute a “Superior Proposal” under the Allied World Merger Agreement and the Board reaffirmed its recommendation of, and its declaration of advisability with respect to, the Allied World Merger Agreement. However, the Board also determined that the Validus Proposal is reasonably likely to lead to a “Superior Proposal” and that the failure to enter into discussions regarding the Validus Proposal would result in a breach of its fiduciary duties under applicable law.  As a result, the Board determined that the Company should offer to engage in discussions and exchange information with Validus, subject to and in accordance with the Allied World  Merger Agreement. The Company and Validus did not agree on the terms of a confidentiality agreement and therefore did not commence discussions or exchange information at that time.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

On July 25, 2011, Validus sent a letter to the Board informing them that Validus was commencing an exchange offer that morning for all of the outstanding shares of common stock of the Company for 1.5564 Validus voting common shares and $8.00 in cash per share of the Company’s common stock (the “Validus Exchange Offer”).  Validus also issued a press release containing the abovementioned letter and announcing the commencement of an exchange offer and filed a prospectus/offer to exchange with the Securities and Exchange Commission (the “SEC”).

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

On September 14, 2011, Validus filed a preliminary consent solicitation statement with the SEC in connection with the solicitation of written consents from the stockholders of the Company (the “Validus Consent Solicitation”) to, among other matters, (i) amend the Company’s bylaws to provide that the Company’s stockholders may fill any vacancy on its Board, however caused, (ii) repeal any provision of the Company’s bylaws that was not included in the bylaws filed by the Company with the SEC on July 28, 2011, (iii) remove, without cause, all of the Company’s current directors, and (iv) elect three directors proposed by Validus to the Company’s Board to serve until the next annual meeting of stockholders.

On September 20, 2011, the Company filed a preliminary consent revocation statement with the SEC in connection with the Board’s opposition to the Validus Consent Solicitation.

On September 23, 2011, the Company and Validus entered into a confidentiality agreement, with a limited standstill that expired on October 31, 2011, and commenced discussions.

On November 1, 2011, Validus issued a press release announcing the extension of the Validus Exchange Offer to November 25, 2011, unless further extended by Validus.

On November 2, 2011, Validus sent a letter to the Board informing them that Validus was amending the terms of the Validus Exchange Offer to include offer consideration of 1.5564 Validus voting common shares and $11.00 in cash per share of the Company’s common stock (the “Amended Validus Exchange Offer”), and to permit the Company to pay up to a $2.00 per share special dividend (to be reduced on a dollar-for-dollar basis for any funds used by the Company for share repurchases made after October 31, 2011)  prior to the expiration time of the Amended Validus Exchange Offer. In addition, the letter requested that the Board fix a record date in connection with the Validus Consent Solicitation. On November 3, 2011, Validus issued a press release containing the above mentioned letter and announcing the amended exchange offer, and filed amended documents with the SEC.

On November 4, 2011, the Company filed with the SEC an amendment to the solicitation/recommendation statement on Schedule 14D-9 recommending that the Company’s stockholders reject the Amended Validus Exchange Offer.

(c) Proposals from National Indemnity Company (“National Indemnity”)

On August 5, 2011, National Indemnity, a member of the group of insurance companies of Berkshire Hathaway, Inc., delivered an unsolicited offer to the Company to acquire all of the Company’s outstanding common stock for $52 per share (the “National Indemnity Offer”).

On August 8, 2011, the Board concluded that the National Indemnity Offer did not constitute a “Superior Proposal” under the Allied World Merger Agreement and the Board reaffirmed its recommendation of, and its declaration of advisability with respect to, the Allied World Merger Agreement. However, the Board also determined that the National Indemnity Offer is reasonably likely to lead to a “Superior Proposal” and that the failure to enter into discussions regarding the National Indemnity Offer would result in a breach of its fiduciary duties under applicable law.

On August 12, 2011, the Company entered into a confidentiality agreement and commenced discussions with National Indemnity.

On September 16, 2011, the Company received a letter from National Indemnity reinstating National Indemnity’s previous proposal to acquire the Company for $52.00 per share in cash.  The letter from National Indemnity stated that the offer was open for acceptance until the close of business on Monday, September 19, 2011 and that National Indemnity would not be renewing its offer.  On September 19, 2011, the Company announced that the Board believes that selling the Company for cash at the substantial discount to book value represented by the National Indemnity proposal would not deliver fair value to its stockholders and that National Indemnity has not shown interest in conducting full due diligence or holding discussions that could lead to a higher offer.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

(d) Confidentiality Agreement with Party X

On September 25, 2011, the Company entered into a confidentiality agreement and commenced discussions with an undisclosed party regarding potential strategic alternatives.

(e) Confidentiality Agreement with Party Y Subsequent to the End of the Third Quarter of 2011

On October 7, 2011, the Company entered into a confidentiality agreement and commenced discussions with an undisclosed party regarding potential strategic alternatives.

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

Consolidated Results

The following table summarizes TRH’s revenues, income (loss) before income taxes and net income (loss) for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(dollars in millions)
Total revenues	$1,076.9	$1,092.6	(1.4)%	$3,268.5	$3,293.7	(0.8)%
Income (loss) before income taxes	103.4	164.0	(37.0)	(122.6)	313.7	(139.1)
Net income (loss)	67.5	134.1	(49.6)	(41.7)	260.4	(116.0)

Revenues in the third quarter of 2011 decreased from the third quarter of 2010 principally due to a decrease in net premiums earned in the third quarter of 2011. Net premiums earned decreased in Domestic, partially offset by increases in International-Europe and International-Other. The decrease in Domestic net premiums earned includes a $19 million decrease resulting from the negotiated settlement of an arbitration proceeding. (See Note 14(d) of Notes to Condensed Consolidated Financial Statements (“Note 14(d)”).) The decrease in net premiums earned was partially mitigated by an increase in net assumed reinstatement premiums related to catastrophe losses incurred.

Revenues in the first nine months of 2011 decreased from the first nine months of 2010 principally due to a decrease in net premiums earned, partially offset by an increase in realized net capital gains. Net premiums earned decreased in Domestic and International-Europe, partially offset by an increase in International-Other. The decrease in Domestic net premiums earned includes a $19 million decrease resulting from the negotiated settlement of an arbitration proceeding. (See Note 14(d).) The decrease in net premiums earned was partially mitigated by an increase in net assumed reinstatement premiums related to catastrophe losses incurred. The increase in realized net capital gains was due in large part to an increase in realized net capital gains on equities available for sale, due in large part to the rebalancing of TRH’s equities available for sale portfolio, and a decrease in net foreign currency transaction losses.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The third quarter of 2011 included pre-tax net catastrophe costs of $70.7 million, $21 million of which is related to revised estimates of costs from the February 2011 earthquake in New Zealand, $18 million of which is related to third quarter 2011 floods in Denmark and $14 million of which is related to Hurricane Irene which occurred in August 2011. The first nine months of 2011 included pre-tax net catastrophe costs of $682.5 million, $350 million of which is related to the March 2011 Tohoku earthquake and resulting tsunami in Japan, $203 million of which is related to the February 2011 earthquake in New Zealand and $57 million of which is related to first quarter 2011 flooding in Australia and Cyclone Yasi. Net catastrophe costs in the third quarter and first nine months of 2011 include $3 million and ($2) million, respectively, of estimated net adverse (favorable) loss reserve development related to catastrophe events occurring in prior years. The third quarter of 2010 includes net catastrophe costs of $22.3 million, $19 million of which is related to the September 2010 earthquake in New Zealand. The first nine months of 2010 includes net catastrophe costs of $179.6 million, $120 million of which is related to the February 2010 earthquake in Chile, $19 million of which is related to the September 2010 earthquake in New Zealand and $13 million of which is related to the April 2010 Deepwater Horizon explosion. Net catastrophe costs in the third quarter and first nine months of 2010 include $3 million and $10 million, respectively, of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Catastrophe costs include net losses and LAE incurred and related reinstatement premiums, the details of which can be found in Note 9 of Notes to Condensed Consolidated Financial Statements (“Note 9”). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

Income before income taxes and net income decreased in the third quarter of 2011 compared to the third quarter of 2010 due in large part to $57 million of costs related to the termination of the Allied World Merger Agreement and other strategic review activities. (See Note 2.) While underwriting profit only decreased slightly in the third quarter of 2011 compared to the third quarter of 2010, it included a $48 million increase in net catastrophe costs, which was largely offset by a $45 million benefit from the settlement of an arbitration proceeding. (See Note 9 and Note 14(d).) The percentage decline in net income between periods is greater than the percentage decline in income before income taxes due largely to the limited tax benefit of $2 million related to costs associated with the termination of the Allied World Merger Agreement and other strategic review activities recorded in the third quarter of 2011. (See Note 6 of Notes to Condensed Consolidated Financial Statements (“Note 6”).) Tax expense was calculated in the third quarter of 2011 on a discrete basis and in the third quarter of 2010 using the effective tax rate method.

The loss before income taxes and the net loss reported in the first nine months of 2011 compared to income before income taxes and net income for the same 2010 period was primarily a result of a decrease in underwriting profit (loss) and $64 million of costs related to the termination of the Allied World Merger Agreement and other strategic review activities, partially offset by an increase in realized net capital gains. (See Note 2 for discussion of the costs related to the termination of the Allied World Merger Agreement and other strategic review activities.) The decrease in underwriting profit (loss) was primarily due to a $503 million increase in catastrophe costs in the first nine months of 2011, partially offset by a $45 million benefit from the settlement of an arbitration proceeding. (See Note 9 and Note 14(d).) The percentage decrease in net (loss) income between periods is less than the decrease in (loss) income before income taxes as a result of the significant tax benefits recorded related to the significant net catastrophe costs incurred in the first nine months of 2011, partially offset by the limited tax benefit of $2 million related to the costs associated with the termination of the Allied World Merger Agreement and other strategic review activities recorded in the first nine months of 2011. (See Note 6.) Tax expense was calculated in the first nine months of 2011 on a discrete basis and in the first nine months of 2010 using the effective tax rate method.

TRH recognized income tax benefits of $25 million and $239 million in the third quarter and first nine months of 2011, respectively, relating to pre-tax net catastrophe costs incurred in the first nine months of 2011. TRH recognized income tax benefits of $15 million and $55 million in the third quarter and first nine months of 2010, respectively, relating to pre-tax net catastrophe costs incurred in the first nine months of 2010.

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

Overall market conditions were mixed in the first nine months of 2011, but with some positive signs in certain areas in which TRH is well positioned.  The first nine months of 2011 were marked by major catastrophe events, with significant industry losses from earthquakes in Japan and New Zealand, flooding in Australia and tornados in the U.S. Following the severity and frequency of catastrophe events over the last two years, rate improvements in property catastrophe-exposed lines were evident in the loss-affected areas; however areas not significantly impacted by catastrophe losses have been more resistant to rate improvements. Overall U.S. property catastrophe business is exhibiting modestly higher risk-adjusted rates and stable terms and conditions. Additionally, changes to industry risk-exposure models in the U.S. are increasing upward rate pressure in certain regions and property lines; however significant industry capacity and a difficult economy are limiting improvements. In the catastrophe affected areas of the Pacific Rim, property catastrophe and other property rates are improving in New Zealand, Australia and Japan. In the U.K. and continental Europe, traditional property and property catastrophe rates remained generally flat except in loss affected areas. In Latin America, property rates increased modestly but the market remains competitive.

Specialty casualty lines continue to be competitive. Certain pockets of opportunity exist in errors and omissions liability (“E&O”). Additionally, market volatility and the sovereign debt crisis is easing downward pressure on rates in D&O and E&O. Rates in medical malpractice continued to soften slightly although loss frequency and severity trends remain acceptable, with U.S. business being more attractive than international business. General casualty business remained mixed, with international general liability and umbrella business generally remaining highly competitive and unattractive, while U.S. regional and umbrella business started to show modest rate improvements.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

As of September 30, 2011, of TRH’s $13.2 billion of fixed maturities available for sale, equities available for sale and other invested assets measured at fair value on a recurring basis, approximately $13.0 billion was based on prices received from independent pricing services and approximately $0.2 billion was based on non-binding broker quotes or internal valuation sources. Management reviewed all fair values from external sources and did not make any material adjustments to the fair values.

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

The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At September 30, 2011, TRH classified $214.3 million of assets measured at fair value on a recurring basis as Level 3. This represented 1.6% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

At September 30, 2011, TRH had gross unrealized losses on fixed maturities available for sale and equities available for sale totaling $144 million which did not meet the criteria for OTTI charged to earnings. If TRH’s determination of OTTI is materially incorrect, it could have a material adverse effect on TRH’s results of operations and cash flows.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operational Review

Results of Operations

TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net premiums written, net premiums earned, net investment income, realized net capital gains, loss on early extinguishment of debt and total revenue of TRH for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(dollars in millions)
Net premiums written	$955.7	$1,007.0	(5.1)%	$2,996.1	$2,980.9	0.5%
Net premiums earned	945.8	958.3	(1.3)	2,857.5	2,924.6	(2.3)
Net investment income	117.9	123.8	(4.8)	344.3	352.2	(2.3)
Realized net capital gains	13.2	10.6	25.2	67.9	17.0	300.3
Loss on early extinguishment of debt	—	(0.1)	100.0	(1.2)	(0.1)	(925.2)
Total revenues	1,076.9	1,092.6	(1.4)	3,268.5	3,293.7	(0.8)

The decrease in net premiums written in the third quarter of 2011 compared to the third quarter of 2010 is due to a decrease in Domestic net premiums written partially offset by an increase in international net premiums written. The decrease in Domestic net premiums written includes a $19 million decrease in mortgage guaranty net premiums written resulting from the negotiated settlement of an arbitration proceeding. (See Note 14(d).)  The decrease in net premiums written was partially mitigated by the impact of changes in foreign currency exchange rates.

The increase in net premiums written in the first nine months of 2011 compared to the same 2010 period consisted of an increase in International net premiums written, partially offset by a decrease in Domestic net premiums written. The increase in net premiums written was partially due to an increase in net assumed reinstatement premiums related to catastrophe losses incurred and includes the impact of changes in foreign currency exchange rates. The decrease in Domestic net premiums written includes a $19 million decrease in mortgage guaranty net premiums written resulting from the negotiated settlement of an arbitration proceeding. (See Note 14(d).)

A breakdown of total net premiums written for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Casualty	67.2%	71.1%	69.9%	71.0%
Property	32.8	28.9	30.1	29.0
Total	100.0%	100.0%	100.0%	100.0%

Domestic	46.1%	51.0%	48.5%	51.6%
International	53.9	49.0	51.5	48.4
Total	100.0%	100.0%	100.0%	100.0%

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in the three and nine months ended September 30, 2011 compared to the same 2010 periods.

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
Change excluding foreign exchange	(6.6)%	(2.0)%
Foreign exchange effect	1.5	2.5
Change as reported	(5.1)%	0.5%

Domestic net premiums written in the third quarter of 2011 totaled $440.9 million, a decrease of $72.7 million, or 14.2%, from the third quarter of 2010. The most significant decreases in Domestic net premiums written were recorded in the other liability ($35.8 million) and mortgage guaranty ($19.6 million) lines. The decrease in mortgage guaranty net premiums written includes a $19 million decrease resulting from the negotiated settlement of an arbitration proceeding. (See Note 14(d).) Domestic net premiums written for the first nine months of 2011 totaled $1.45 billion, a decrease of $84.1 million, or 5.5% from the first nine months of 2010. Significant decreases in Domestic net premiums written in the other liability ($61.4 million), A&H ($15.4 million) and mortgage guaranty ($14.9 million) lines were partially offset by a significant increase in the ocean marine ($10.7 million) line. The decrease in mortgage guaranty net premiums written includes a $19 million decrease resulting from the negotiated settlement of an arbitration proceeding. (See Note 14(d).)

International net premiums written in the third quarter of 2011 totaled $514.7 million, an increase of $21.3 million, or 4.3%, from the third quarter of 2010. The most significant increases in net premiums written occurred in the London ($17.8 million), Hong Kong ($10.9 million) and Miami ($10.5 million) branches, partially offset by a significant decrease in TRZ ($15.3 million). The most significant increase in International net premiums written was recorded in the property ($24.4 million) line, partially offset by a significant decrease in the A&H ($12.3 million) line. The increase in International net premiums written includes the impact of changes in foreign currency exchange rates. Changes in foreign currency exchange rates increased third quarter 2011 net premiums written by $13.4 million compared to the third quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, International net premiums written would have increased 1.6% in the third quarter of 2011 compared to the third quarter of 2010.

International net premiums written in the first nine months of 2011 totaled $1.54 billion, an increase of $99.3 million, or 6.9%, from the first nine months of 2010. The most significant increases in net premiums written occurred in the London ($107.1 million), Paris ($17.8 million) and Hong Kong ($12.7 million) branches, partially offset by a significant decrease in TRZ ($44.9 million). The most significant increases in International net premiums written were recorded in the auto liability ($58.9 million), ocean marine ($37.3 million), property ($29.1 million) and medical malpractice ($29.1 million) lines, partially offset by significant decreases in the A&H ($51.2 million) and fidelity ($20.8 million) lines.  The increase in International net premiums written was partially due to an increase in net assumed reinstatement premiums related to catastrophe losses incurred and includes the impact of changes in foreign currency exchange rates. Changes in foreign currency exchange rates increased net premiums written in the first nine months of 2011 by $74.3 million compared to the first nine months of 2010. Excluding the impact of changes in foreign currency exchange rates, International net premiums written would have increased 1.7% in the first nine months of 2011 compared to the first nine months of 2010.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net investment income in the third quarter of 2011 totaled $117.9 million, a decrease of $5.9 million, or 4.8%, compared to the third quarter of 2010 due largely to a decrease in investment income from other invested assets. Changes in foreign currency exchange rates between the U.S. dollar and certain currencies in which investments are denominated had an immaterial impact on the change in net investment income between the third quarter of 2011 and the third quarter of 2010. Net investment income in the first nine months of 2011 totaled $344.3 million, a decrease of $7.9 million, or 2.3%, compared to the first nine months of 2010 due largely to a decrease in investment income from other invested assets, partially offset by increases in investment income from fixed maturities and equities. The decrease in investment income from other invested assets is due mainly to losses from an insurance-related alternative investment.  The decrease in net investment income was partially mitigated by changes in foreign currency exchange rates in the first nine months of 2011 which increased net investment income by approximately $4.5 million, or 1.3%, compared to the same 2010 period. Net investment income from other invested assets can display greater volatility than other classes of investments. (See Note 5(d) of Notes to Condensed Consolidated Financial Statements for a breakdown of the components of net investment income.)

The pre-tax effective yields on investments were 3.4% and 3.8% for the third quarter of 2011 and 2010, respectively, and 3.4% and 3.6% for the first nine months of 2011 and 2010, respectively. The pre-tax effective yield on investments represents annualized net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash for such periods. The decrease in the pre-tax effective yield on investments in the third quarter and first nine months of 2011 compared to the same respective 2010 period is due in part to a lower pre-tax effective yield on the fixed maturity portfolio and a decrease in investment income from other invested assets.

Realized net capital gains totaled $13.2 million and $10.6 million in the third quarter of 2011 and 2010, respectively, and $67.9 million and $17.0 million in the first nine months of 2011 and 2010, respectively. The increase in realized net capital gains in the third quarter of 2011 compared to the third quarter of 2010 was due in large part to net foreign currency transaction gains in the third quarter of 2011 compared to net foreign currency transaction losses in the third quarter of 2010, partially offset by a decrease in realized net capital gains on fixed maturities available for sale. The increase in realized net capital gains in the first nine months of 2011 compared to the same 2010 period was due in large part to an increase in realized net capital gains on equities available for sale, resulting largely from the rebalancing of TRH’s equities available for sale portfolio, and a decrease in net foreign currency transaction losses. Realized net capital gains generally result from (a) investment dispositions, which reflect TRH’s investment and tax planning strategies to optimize after-tax income; (b) OTTI of investments; and (c) foreign currency transaction gains and losses. (See Note 5(e) of Notes to Condensed Consolidated Financial Statements for a breakdown of realized net capital gains.)

Realized net capital gains in the third quarter of 2011 had insignificant OTTI write-downs charged to earnings. Realized net capital gains in the first nine months of 2011 included ($3.1) million of OTTI write-downs charged to earnings. Realized net capital gains in the third quarter and first nine months of 2010 included ($0.8) million and ($7.1) million, respectively, of OTTI write-downs charged to earnings.

Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Note 5(g) for the criteria used in the determination of such write-downs.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

OTTI write-downs by balance sheet category and type of impairment recorded for the periods indicated are presented in the table below:

		Lack of	Issuer-
	Severity	Intent to	Specific
	and/or	Hold to	Credit
	Duration	Recovery	Events	Total
	(in millions)
Three months ended September 30, 2011:
Fixed maturities	$—	$—	$—	$—
Equities	*	—	—	*
Total included in the statement of operations	$ *	$—	$—	*
Fixed maturities — included in the statement of comprehensive income				—
Total OTTI				$ *

Three months ended September 30, 2010:
Fixed maturities	$—	$—	$—	$—
Equities	(0.2)	—	—	(0.2)
Other invested assets	—	—	(0.6)	(0.6)
Total included in the statement of operations	$(0.2)	$—	$(0.6)	(0.8)
Fixed maturities — included in the statement of comprehensive income				—
Total OTTI				$(0.8)

Nine months ended September 30, 2011:
Fixed maturities	$—	$(1.0)	$—	$(1.0)
Equities	(2.1)	—	—	(2.1)
Total included in the statement of operations	$(2.1)	$(1.0)	$—	(3.1)
Fixed maturities — included in the statement of comprehensive income				—
Total OTTI				$(3.1)

Nine months ended September 30, 2010:
Fixed maturities	$—	$—	$(6.3)	$(6.3)
Equities	(0.2)	—	—	(0.2)
Other invested assets	—	—	(0.6)	(0.6)
Total included in the statement of operations	$(0.2)	$—	$(6.9)	(7.1)
Fixed maturities — included in the statement of comprehensive income				(6.7)
Total OTTI				$(13.8)

* Rounds to zero.

There were no repurchases of TRH’s 5.75% senior notes due in 2015 (the “2015 Notes”) in the third quarter of 2011. In the first nine months of 2011, TRH repurchased $25 million principal amount of the 2015 Notes. In the third quarter and first nine months of 2010, TRH repurchased $3 million principal amount of the 2015 Notes. There were no repurchases of TRH’s 8.00% senior notes due in 2039 (the “2039 Notes” and, collectively with the 2015 Notes, the “Senior Notes”) in the third quarter and first nine months of 2011 and 2010. (See Note 7 of Notes to Condensed Consolidated Financial Statements for the impact of the repurchases.)

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

The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH and each of TRH’s reporting segments, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Consolidated:
Loss ratio	64.5%	66.1%	86.1%	70.8%
Commission ratio	25.0	23.3	23.6	23.9
Other underwriting expense ratio	4.8	4.6	4.3	4.6
Underwriting expense ratio	29.8	27.9	27.9	28.5
Combined ratio	94.3%	94.0%	114.0%	99.3%

Domestic:
Loss ratio	56.3%	70.3%	66.5%	68.3%
Commission ratio	24.0	23.3	22.9	23.7
Other underwriting expense ratio	5.3	4.9	4.5	4.9
Underwriting expense ratio	29.3	28.2	27.4	28.6
Combined ratio	85.6%	98.5%	93.9%	96.9%

International-Europe:
Loss ratio	82.1%	61.0%	85.9%	75.2%
Commission ratio	22.9	20.6	21.7	20.7
Other underwriting expense ratio	4.5	4.2	4.0	4.0
Underwriting expense ratio	27.4	24.8	25.7	24.7
Combined ratio	109.5%	85.8%	111.6%	99.9%

International-Other:
Loss ratio	54.2%	61.5%	145.0%	69.6%
Commission ratio	31.4	29.3	29.4	32.3
Other underwriting expense ratio	4.1	4.6	4.4	4.6
Underwriting expense ratio	35.5	33.9	33.8	36.9
Combined ratio	89.7%	95.4%	178.8%	106.5%

The lower loss ratio for consolidated TRH in the third quarter 2011 compared to the third quarter of 2010 is due principally to the net impact of higher net catastrophe costs, largely offset by increased estimated net favorable development, including the settlement of an arbitration proceeding in 2011.  (See Note 9 and 14(d).) In the aggregate, net catastrophe costs, net favorable development and the settlement of an arbitration proceeding in 2011 (reduced) added (0.1)% and 1.2% (from) to the consolidated TRH loss ratio in the third quarter of 2011 and 2010, respectively, and added 0.1% and 1.4% to the consolidated TRH combined ratio in the third quarter of 2011 and 2010, respectively.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The higher loss ratio for consolidated TRH in the first nine months of 2011 compared to the first nine months of 2010 is due principally to the net impact of higher net catastrophe costs, partially offset by increased estimated net favorable development, including the settlement of an arbitration proceeding in 2011. (See Note 9 and 14(d).) In the aggregate, net catastrophe costs, net favorable development and the settlement of an arbitration proceeding in 2011 added 20.9% and 5.3% to the consolidated TRH loss ratio in the first nine months of 2011 and 2010, respectively, and added 20.7% and 5.3% to the consolidated TRH combined ratio in the first nine months of 2011 and 2010, respectively.

The third quarter of 2011 includes pre-tax net catastrophe costs of $70.7 million, $21 million of which is related to revised estimates of costs from the February 2011 earthquake in New Zealand, $18 million of which is related to third quarter 2011 floods in Denmark and $14 million of which is related to Hurricane Irene which occurred in August 2011. Net catastrophe costs in the third quarter of 2011 includes $3.2 million of estimated net adverse loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added 7.5%, 3.5%, 13.1% and 7.9% to the third quarter of 2011 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively. (See Note 9 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums.)

The first nine months of 2011 includes pre-tax net catastrophe costs of $682.5 million, $350 million of which is related to the March 2011 Tohoku earthquake and resulting tsunami in Japan, $203 million of which is related to the February 2011 earthquake in New Zealand and $57 million of which is related to first quarter 2011 flooding in Australia and Cyclone Yasi. Net catastrophe costs in the first nine months of 2011 includes $2.4 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added 24.0%, 5.3%, 15.6% and 96.9% to the first nine months of 2011 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.

The third quarter of 2010 included pre-tax net catastrophe costs of $22.3 million, $19 million of which is related to the September 2010 earthquake in New Zealand. Net catastrophe costs in the third quarter of 2010 includes $3.4 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added (decreased) 2.3%, (0.9)%, (0.9)% and 20.3% to the third quarter of 2010 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.

The first nine months of 2010 includes net catastrophe costs of $179.6 million, $120 million of which is related to the February 2010 earthquake in Chile, $19 million of which is related to the September 2010 earthquake in New Zealand and $13 million of which is related to the April 2010 Deepwater Horizon explosion. Net catastrophe costs in the first nine months of 2010 includes $9.9 million of estimated net favorable loss reserve development related to catastrophe events occurring in prior years. Net catastrophe costs in the aggregate added (decreased) 6.1%, (0.3)%, 7.3% and 26.5% to the first nine months of 2010 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In the third quarter and first nine months of 2011, TRH decreased its estimate of the ultimate amounts of net losses occurring in 2010 and prior years by $83 million and $110 million, respectively. The estimated net favorable development in each of the preceding periods include $61 million of net favorable development related to the settlement of an arbitration proceeding. (See Note 14(d)). Additionally, the estimated net favorable development in the third quarter of 2011 is net of $3 million of estimated net adverse development related to catastrophe events occurring in prior years and the estimated net favorable development in the first nine months of 2011 includes $2 million of estimated net favorable development related to catastrophe events occurring in prior years. The estimated net favorable development for the first nine months of 2011 was comprised of net favorable development of $150 million for losses occurring in 2002 to 2010, partially offset by net adverse development of $40 million relating to losses occurring in 2001 and prior. The net favorable loss reserve development related to losses occurring in 2002 to 2010 generally related to shorter-tailed lines and, as a result of the settlement of an arbitration proceeding, the mortgage guaranty line.

In the third quarter and first nine months of 2010, TRH decreased its estimate of the ultimate amounts of net losses occurring in 2009 and prior years by $13 million and $35 million, respectively. The estimated net favorable development in the third quarter and first nine months of 2010 includes $3 million and $10 million, respectively, of estimated net favorable development related to catastrophe events occurring in prior years. The estimated net favorable development for the first nine months of 2010 was comprised of net favorable development of $90 million for losses occurring in 2002 to 2009, partially offset by net adverse development of $55 million relating to losses occurring in 2001 and prior. Net favorable loss reserve development related to losses occurring in 2002 to 2009 generally related to shorter-tailed lines. Net adverse loss reserve development arising from losses occurring in 2001 and prior generally relates to excess casualty classes.

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

Based on information presently available, TRH’s current loss reserves represent management’s best estimate of ultimate losses, but there can be no assurance that TRH’s loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of September 30, 2011 and thus, have a material adverse effect on future results of operations, financial condition and cash flows.

In addition, for the third quarter of 2011 compared to the third quarter of 2010, the changes in gross and ceded losses and LAE incurred each include the effect of a $13 million increase in losses and LAE incurred relating to business assumed from a cedant which, by prearrangement with TRH, was then ceded in an equal amount to affiliates of the cedant. For the first nine months of 2011 compared to the same 2010 period, the changes in gross and ceded losses and LAE incurred each include the effect of a $53 million increase in losses and LAE incurred relating to business assumed from a cedant which, by prearrangement with TRH, was then ceded in an equal amount to affiliates of the cedant. (See Note 12.) In addition, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses. (See Note 9.)

The underwriting expense ratio for consolidated TRH in the third quarter of 2011 increased compared to the third quarter of 2010 due to increases of 1.7% in the commission ratio and 0.2% in the other underwriting expense ratio. The increase in the consolidated commission ratio in the third quarter of 2011 resulted from increases in each of International-Europe, International-Other and Domestic, and was due in part to a change in the mix of business.

The underwriting expense ratio for consolidated TRH in the first nine months of 2011 decreased compared to the same 2010 period due to decreases of 0.3% in each of the commission ratio and the other underwriting expense ratio. The decrease in the consolidated commission ratio in the first nine months of 2011 resulted from decreases in Domestic and International-Other, partially offset by an increase in International-Europe, and was due in part to a change in the mix of business. The decrease in the consolidated other underwriting expense ratio in the first nine months of 2011 is due in large part to decreased performance-related compensation.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

In the third quarter of 2011, TRH offered retention agreements to key officers and employees.  $29 million of compensation offered under the program consists of stock-based compensation, which will vest equally on September 30, 2012 and December 31, 2013, subject to the recipients’ continued employment with TRH on those dates, among other things.  As of September 30, 2011, the stock-based compensation has not yet been granted. The remainder of the program provides for cash awards aggregating $11 million payable on December 31, 2012, subject to the recipients’ continued employment with TRH through December 31, 2012, among other things.  In certain situations, retention agreements are subject to pro-rata vesting in the event of a change in control.

As of September 30, 2011, agreements totaling $23 million have been accepted by the recipients, with the remainder outstanding.  $0.2 million of expenses related to such agreements were incurred in the third quarter and first nine months of 2011 and are included mainly in other underwriting expenses.  Expenses related to the program will be incurred ratably through the vesting periods, with the majority of the expenses expected to be recorded in the fourth quarter of 2011 and the full year 2012, with the balance to be recorded in 2013.

Deferred policy acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Policy acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

$667 million and $692 million principal amount of the 2015 Notes were outstanding at September 30, 2011 and December 31, 2010, respectively. $350 million principal amount of the 2039 Notes were outstanding at September 30, 2011 and December 31, 2010. Interest expense incurred and interest paid in connection with the Senior Notes are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Interest expense incurred	$16,799	$17,050	$50,386	$51,192
Interest paid	—	18	33,396	34,544

General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. (“PRMS”) are the primary components of “other expenses, net” on the Consolidated Statement of Operations. PRMS, a wholly owned subsidiary of the Company, is an insurance program manager specializing in professional liability insurance services. “Other expenses, net” for the third quarter and first nine months of 2011 includes virtually all of the costs related to strategic review activities, including the $48.3 million of expenses paid to Allied World related to the termination of the Allied World Merger Agreement. (See Note 2.)

Income (loss) before income taxes was $103.4 million and $164.0 million in the third quarter of 2011 and 2010, respectively, and ($122.6) million and $313.7 million in the first nine months of 2011 and 2010, respectively. The decrease in income before income taxes in the third quarter of 2011 compared to the third quarter of 2010 is due largely to $57.3 million of costs related to strategic review activities. (See Note 2.)  In addition, the net impact of increased net catastrophe costs, increased net favorable development and the negotiated settlement of an arbitration proceeding was to decrease pre-tax underwriting profit and income before income taxes in the third quarter of 2011 by $1.6 million. (See Note 9 and 14(d).)

The loss before income taxes in the first nine months of 2011 compared to income before income taxes for the same 2010 period resulted largely from a decrease in underwriting gain (loss) and $63.8 million of costs related to strategic review activities, partially offset by an increase in realized net capital gains. (See Note 2.) The decrease in underwriting gain (loss) in the first nine months of 2011 was due largely to increased net catastrophe costs, partially offset by increased estimated net favorable loss reserve development and the net benefit from the negotiated settlement of an arbitration proceeding. (See Note 9 and 14(d).) In the aggregate, net catastrophe costs, net favorable development and, in 2011, the negotiated settlement of an arbitration proceeding decreased underwriting gain (loss) in the first nine months of 2011 by $436.5 million compared to the first nine months of 2010.

Federal and foreign income tax expense of $35.9 million and $30.0 million were recorded in the third quarter of 2011 and 2010, respectively. Federal and foreign income tax (benefit) expense of ($80.9) million and $53.3 million were recorded in the first nine months of 2011 and 2010, respectively. Tax expense was calculated in the third quarter and first nine months of 2011 on a discrete basis and in the third quarter and first nine months of 2010 using the effective tax rate method. The effective tax rates, which represent income tax expense (benefit) divided by income (loss) before income taxes, were 34.7% and 18.3% in the third quarter of 2011 and 2010, respectively, and 66.0% and 17.0% in the first nine months of 2011 and 2010, respectively. (See Note 6.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

TRH recognized income tax benefits of $25 million and $239 million in the third quarter and first nine months of 2011, respectively, relating to pre-tax net catastrophe costs incurred in the third quarter and first nine months of 2011. TRH recognized income tax benefits of $15 million and $55 million in the third quarter and first nine months of 2010, respectively, relating to pre-tax net catastrophe costs incurred in the first nine months of 2010. In the fourth quarter of 2010, TRH recognized an additional $8 million of tax benefits related to pre-tax net catastrophe costs incurred in the first nine months of 2010 due to the application of the effective tax rate method. In the third quarter and first nine months of 2011, TRH recorded a tax benefit of $2 million associated with costs from the termination of the Allied World Merger Agreement and other strategic review activities (see Note 2). As the strategic review process is currently ongoing, only a small portion of such costs in the third quarter and first nine months of 2011 were considered deductible. If no qualifying transaction occurs and all discussions end, additional tax benefits of $21 million related to such costs incurred in the first nine months of 2011, that are not presently deductible, will be recorded in future periods.

Net income (loss) and net income (loss) per common share on a diluted basis are summarized below for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net income (loss)	$67.5	$1.06	$134.1	$2.08	$(41.7)	$(0.67)	$260.4	$3.99

Reasons for the changes between years are as discussed earlier. (See Note 8 of Notes to Condensed Consolidated Financial Statements for the calculation of net income (loss) per common share.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Non-GAAP Measures

The performance of TRH is commonly assessed by analysts and others based on performance measures which are not defined under GAAP. Those measures include net operating income (loss) (“NOI”), NOI Per Common Share (diluted) and annualized operating return on equity (“Annualized Operating ROE”). NOI is defined as GAAP net income (loss) excluding realized net capital gains (losses) and the gain (loss) on early extinguishment of debt, net of taxes. NOI Per Common Share (diluted) represents NOI divided by average common shares outstanding on a diluted basis. Annualized Operating ROE is defined as NOI divided by the average of beginning and ending stockholders’ equity, multiplied by four (for the three month periods) or four-thirds (for the nine month periods). In addition, GAAP annualized return on equity (“GAAP Annualized ROE”) is defined as GAAP net income (loss) divided by the average of beginning and ending stockholders’ equity, multiplied by four (for the three month periods) or four-thirds (for the nine month periods). TRH uses these measures in analyzing its performance as these measures focus on the core fundamentals of TRH’s operations. While TRH considers realized net capital gains (losses) and the gain (loss) on early extinguishment of debt as integral parts of its business and results, such items are not indicative of the core fundamentals of TRH’s operations. TRH believes these measures are of interest to the investment community because they provide additional meaningful methods of evaluating certain aspects of TRH’s operating performance from period to period on bases that are not otherwise apparent under GAAP. These non-GAAP measures, namely, NOI, NOI Per Common Share (diluted) and Annualized Operating ROE should not be viewed as substitutes for GAAP net income (loss), GAAP net income (loss) per common share on a diluted basis and GAAP Annualized ROE, respectively. Reconciliations of NOI, NOI Per Common Share (diluted) and Annualized Operating ROE to GAAP net income (loss), GAAP net income (loss) per common share on a diluted basis and GAAP Annualized ROE, respectively, the most directly comparable GAAP measures, are included below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net income (loss)	$67.5	$1.06	$134.1	$2.08	$(41.7)	$(0.67)	$260.4	$3.99
Realized net capital gains, net of tax(1)	(8.6)	(0.13)	(6.9)	(0.11)	(44.1)	(0.70)	(11.0)	(0.17)
Loss on early extinguishment of debt, net of tax(1)	—	—	0.1	—	0.7	0.01	0.1	—
Net operating income (loss)	$58.9	$0.93	$127.3	$1.97	$(85.1)	$(1.36)	$249.5	$3.82

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
GAAP Annualized ROE	6.3%	12.8%	(1.3)%	8.3%
Realized net capital gains, net of tax(1)	(0.8)	(0.7)	(1.3)	(0.4)
Loss on early extinguishment of debt, net of tax(1)	—	—	—	—
Annualized Operating ROE	5.5%	12.1%	(2.6)%	7.9%

(1) Assumes a 35% tax rate.

The decreases in NOI, NOI per Common Share (diluted) and Annualized Operating ROE in the third quarter and first nine months of 2011 compared to the same respective 2010 periods are due largely to the increase in net catastrophe costs and costs related to strategic review activities in the 2011 periods, partially offset by increased estimated net favorable loss reserve development, which includes the net benefit from the negotiated settlement of an arbitration proceeding.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Segment Results

(a) Domestic

The third quarter of 2011 compared to the third quarter of 2010

Revenues decreased in 2011 due largely to a decrease in net premiums earned, including a $19 million decrease resulting from the negotiated settlement of an arbitration proceeding. (See note 14(d).) The decrease in net premiums earned reflects a reduction of net premiums written, partially offset by a decrease in net unearned premiums in 2011. See Results of Operations for a discussion of period over period changes in Domestic net premiums written.

Income before income taxes decreased in 2011 due primarily to costs related to strategic review activities, partially offset by an increase in underwriting profit. The increase in underwriting profit is due largely to the net benefit from the negotiated settlement of an arbitration proceeding.

2011 includes net catastrophe costs of $16.1 million, principally related to Hurricane Irene which occurred in August 2011. Net catastrophe costs in 2010 were insignificant.

The first nine months of 2011 compared to the first nine months of 2010

Revenues decreased in 2011 due to decreases in net premiums earned and net investment income, partially offset by an increase in realized net capital gains. The decrease in net premiums earned reflects a reduction of net premiums written and a larger increase in net unearned premiums in 2011. See Results of Operations for a discussion of period over period changes in Domestic net premiums written. The decrease in net investment income is due in part to a decrease in investment income from other invested assets due largely to losses from an insurance-related alternative investment. The increase in realized net capital gains was due in large part to an increase in realized net capital gains on equities available for sale, resulting largely from the rebalancing of TRH’s equities available for sale portfolio.

Income before income taxes decreased in 2011 due primarily to costs related to strategic review activities and a decrease in net investment income, partially offset by increases in underwriting profit and realized net capital gains. The increase in underwriting profit reflects a lower loss ratio excluding net catastrophe costs, partially offset by an increase in net catastrophe costs. The net benefit from the negotiated settlement of an arbitration proceeding is reflected in the loss ratio excluding net catastrophe costs.

2011 includes net catastrophe costs of $74.7 million, principally related to severe second quarter 2011 tornado activity in the U.S., Hurricane Irene which occurred in August 2011, the March 2011 Tohoku earthquake and resulting tsunami in Japan and the February 2011 earthquake in New Zealand. Net catastrophe costs in 2010 were insignificant.

(b) International-Europe (London and Paris branches and TRZ)

The third quarter of 2011 compared to the third quarter of 2010

Revenues increased in 2011 due largely to an increase in net premiums earned. Revenues increased in the London and Paris branches, partially offset by a decrease in TRZ.

Net premiums written increased in 2011 with the most significant increase occurring in the property line, partially offset by a significant decrease in the A&H line. Net premiums written increased in the London and Paris branches and decreased in TRZ. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2011 as compared to 2010 increased net premiums written by $9.0 million. Excluding the impact of changes in foreign currency exchange rates, 2011 net premiums written would have been level with 2010.

Income before income taxes decreased in 2011 due primarily to an underwriting loss in 2011 compared to an underwriting profit in 2010, due largely to an increase in net catastrophe costs.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

2011 includes net catastrophe costs of $41.1 million, principally related to third quarter 2011 floods in Denmark and revised estimates of costs related to the February 2011 earthquake in New Zealand. Net catastrophe costs in 2010 were insignificant.

The first nine months of 2011 compared to the first nine months of 2010

Revenues increased in 2011 due to increases in realized net capital gains and net investment income, partially offset by a decrease in net premiums earned. Revenues increased in the London and Paris branches, partially offset by a decrease in TRZ. The decrease in net premiums earned reflects the increase in net unearned premiums exceeding the increase in net premiums written.

Net premiums written increased in 2011 with the most significant increases occurring in the auto liability, ocean marine, medical malpractice and property lines, partially offset by significant decreases in the A&H, other liability and fidelity lines. Net premiums written increased in the London and Paris branches and decreased in TRZ. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2011 as compared to 2010 increased net premiums written by $52.6 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have increased 2.7% in 2011 compared to 2010.

The loss before income taxes in 2011 compared to income before income taxes in 2010 is due primarily to an underwriting loss in 2011 compared to an underwriting profit in 2010. The decrease in underwriting profit (loss) is due principally to increases in net catastrophe costs.

2011 includes net catastrophe costs of $151.5 million, the great majority of which is related to the March 2011 Tohoku earthquake and resulting tsunami in Japan, the February 2011 earthquake in New Zealand and third quarter 2011 floods in Denmark. 2010 includes net catastrophe costs of $71.4 million, principally related to the February 2010 earthquake in Chile, the April 2010 Deepwater Horizon explosion and first quarter 2010 storms in Australia.

(c) International-Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong, Tokyo and Sydney branches)

The third quarter of 2011 compared to the third quarter of 2010

Revenues increased in 2011 due largely to an increase in net premiums earned, reflecting an increase in net premiums written and a decrease in net unearned premiums. Revenues increased in the Hong Kong, Miami and Sydney branches, partially offset by decreases in the Tokyo and Toronto branches.

Net premiums written increased in 2011 and generally consisted of relatively small increases spread across several lines. Increases in the Hong Kong and Miami branches were partially offset by decreases in the Toronto, Tokyo and Sydney branches. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2011 as compared to 2010 increased net premiums written by $4.4 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have increased 5.7% in 2011 compared to 2010.

Income before income taxes increased in 2011 due primarily to an increase in underwriting profit and realized net capital gains in 2011 compared to realized net capital losses in 2010. The increase in underwriting profit is due largely to a decrease in catastrophe costs.

2011 includes net catastrophe costs of $13.5 million, principally incurred by the Tokyo and Sydney branches related to revised estimates of costs related to the March 2011 Tohoku earthquake and resulting tsunami in Japan and the February 2011 earthquake in New Zealand. 2010 includes net catastrophe costs of $29.4 million, principally incurred by the Sydney and Toronto branches relating largely to the September 2010 earthquake in New Zealand and third quarter 2010 hailstorms in Canada.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The first nine months of 2011 compared to the first nine months of 2010

Revenues increased in 2011 due largely to an increase in net premiums earned, reflecting an increase in net premiums written and a decrease in net unearned premiums. Revenues increased in all the branches.

Net premiums written increased in 2011 and generally consisted of relatively small increases spread across several lines. Net premiums written increased in the Hong Kong, Tokyo, Toronto and Sydney branches and decreased in the Miami branch. The increase in net premiums written was partially due to an increase of $15.5 million in net assumed reinstatement premiums related to catastrophe losses. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2011 as compared to 2010 increased net premiums written by $21.7 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have declined 0.6% in 2011 compared to 2010.

Loss before income taxes for 2011 increased due primarily to an increase in underwriting loss, resulting principally from an increase in net catastrophe costs.

2011 includes net catastrophe costs of $456.3 million, principally incurred by the Tokyo and Sydney branches related to the March 2011 Tohoku earthquake and resulting tsunami in Japan, the February 2011 earthquake in New Zealand and the first quarter 2011 flooding in Australia and Cyclone Yasi. 2010 includes net catastrophe costs of $113.4 million, principally incurred by the Miami and Sydney branches related to the February 2010 earthquake in Chile and the September 2010 earthquake in New Zealand.

Financial Condition and Liquidity

As a holding company, the Company’s assets consist primarily of the stock of its subsidiaries. The Company’s liabilities consist primarily of the Senior Notes and related interest payable. The Company’s cash inflows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Putnam. TRH considers TRC’s ability to pay dividends to the Company to be adequate for the Company’s liquidity needs through the end of 2011 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In the third quarter of 2011 and 2010, the Company received cash dividends from its operating subsidiaries of $245.0 million and $55.0 million, respectively. In the first nine months of 2011 and 2010, the Company received cash dividends from its operating subsidiaries of $400.0 million and $130.0 million, respectively. Based on estimated statutory surplus of $3.97 billion as of September 30, 2011, TRC would be able to pay dividends of approximately $397 million without regulatory approval by September 30, 2012. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses. The Company also uses cash to repurchase portions of the Senior Notes or its common shares when TRH believes it is advantageous to do so. In 2011, the Company also used cash for costs related to strategic review activities.

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

While the expected payout pattern of liabilities is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH did not maintain a credit facility as of September 30, 2011. TRH’s primary investment goal is to optimize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. See discussion later in this section of the potential liquidity strain that could arise as a result of significant acceleration of paid losses beyond TRH’s ability to fund such cash needs.

At September 30, 2011, total investments were $13.52 billion compared to $12.97 billion at December 31, 2010, an increase of $544.7 million. The change in investments reflects $309.8 million of net purchases of investments and a $207.9 million increase in net unrealized appreciation of investments.  In addition, the impact on the carrying value of investments of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated increased total investments as of September 30, 2011 compared to year-end 2010 by approximately $14 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

On September 30, 2011, TRH reclassified its entire portfolio of fixed maturities held to maturity, which consisted solely of state, municipality and political subdivision fixed maturities (collectively “municipal bonds”), to the fixed maturities available for sale category. Financial markets have recently been disrupted by several issues, including the European debt crisis, the August 2011 downgrade of U.S. Government debt by Standard & Poor’s (“S&P”), and the downgrade of certain pre-refunded municipal bonds. Due to these disruptions and the desire to maintain greater flexibility in managing its entire investment portfolio in an uncertain economy, TRH changed its intent to hold these securities to maturity and transferred such securities to the available for sale category.

The fair value, amortized cost and net unrealized appreciation of fixed maturities reclassified to available for sale from held to maturity as of September 30, 2011 was $1.26 billion, $1.19 billion and $74.1 million, respectively.  As a result, net unrealized appreciation of investments, net of tax, a component of accumulated other comprehensive income and stockholders’ equity, increased by $48.2 million, on September 30, 2011, as did other comprehensive income for the quarter and nine months ended September 30, 2011.

The following table summarizes the investments of TRH (on the basis of carrying value) as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
Municipal bonds	$—	—%	$1,189,801	9.2%

Available for sale (at fair value):
U.S. Government	52,479	0.4	25,626	0.2
U.S. Government agencies	1,067,160	7.9	864,599	6.6
Municipal bonds	5,898,032	43.6	4,841,639	37.3
Foreign government	730,691	5.4	801,308	6.2
U.S. corporate	2,363,882	17.5	1,963,724	15.1
Foreign corporate	1,948,431	14.4	1,731,628	13.4
Asset-backed:
RMBS	217,784	1.6	244,540	1.9
CMBS	235,379	1.8	249,991	1.9
Other asset-backed	66,619	0.5	99,281	0.8
Total available for sale	12,580,457	93.1	10,822,336	83.4
Total fixed maturities	12,580,457	93.1	12,012,137	92.6

Equities available for sale	535,554	4.0	564,530	4.4
Other invested assets (including alternative investments)	263,403	1.9	275,977	2.1
Short-term investments	138,048	1.0	120,095	0.9
Total investments	$13,517,462	100.0%	$12,972,739	100.0%

TRH’s fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities. Approximately 65.8% and 60.5% of fixed maturities, excluding asset-backed and U.S. Government agency fixed maturities, will mature in less than 10 years as of September 30, 2011 and December 31, 2010, respectively. By their nature, asset-backed and U.S. Government agency fixed maturities do not generally have single maturity dates. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to optimize after-tax returns. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. The average duration of TRH’s entire fixed income portfolio was 3.1 years as of September 30, 2011 and 3.6 years as of December 31, 2010.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

TRH primarily sources credit ratings from S&P. If a security is not rated by S&P, TRH looks to Moody’s Investors Service (“Moody’s”) for a credit rating. The following table summarizes the credit ratings of fixed maturities available for sale:

	Rating as of September 30, 2011 (1)
	AAA (2)	AA (3)	A (4)	BBB (5)	Below BBB or Not Rated (6)	Total
	(in millions)
Fixed maturities available for sale:
U.S. Government	$—	$52	$—	$—	$—	$52
U.S. Government agencies	—	1,067	—	—	—	1,067
Municipal bonds	1,647	3,487	665	49	50	5,898
Foreign government	486	234	11	—	—	731
U.S. corporate	74	548	1,490	252	—	2,364
Foreign corporate	360	668	799	118	3	1,948
Asset-backed:
RMBS	100	54	6	—	58	218
CMBS	177	12	20	9	17	235
Other asset-backed	67	—	—	—	—	67
Total	$2,911	$6,122	$2,991	$428	$128	$12,580

Percent of total fixed maturities	23.1%	48.7%	23.8%	3.4%	1.0%	100.0%

(1)	S&P ratings except as otherwise noted.
(2)	Includes $439 million of securities rated Aaa by Moody’s.
(3)	Includes $288 million of securities rated Aa by Moody’s.
(4)	Includes $23 million of securities rated A by Moody’s.
(5)	Includes $11 million of securities rated Baa by Moody’s.
(6)	Consists of $3 million of BB rated securities, $46 million of CCC rated securities, $12 million of CC rated securities and $67 million of not-rated securities.

Municipal bonds represent approximately 43.6% of TRH’s total investments at September 30, 2011. These securities include the general obligations of state and local governments, revenue bonds and pre-refunded bonds.

At September 30, 2011, TRH’s municipal bonds with carrying values of $3.29 billion, or 24% of TRH’s total investments, comprise revenue bonds for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues, or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following tables provide the fair value and amortized cost of TRH’s revenue bonds at September 30, 2011, categorized by state and revenue source:

	Fair Value by Revenue Source
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Revenue Sources	Total Fair Value
	(in millions)
New York	$20	$—	$8	$—	$58	$209	$129	$19	$443
California	43	—	—	51	—	35	158	—	287
Texas	31	3	6	—	—	85	137	—	262
Arizona	—	10	—	7	43	47	124	—	231
Missouri	—	51	9	—	—	34	32	38	164
Florida	—	—	2	59	—	54	20	12	147
Michigan	—	5	—	30	—	—	89	—	124
Illinois	—	28	—	—	2	60	13	10	113
Washington D.C.	—	—	—	—	57	56	—	—	113
South Carolina	32	—	—	6	—	23	51	—	112
New Jersey	13	—	—	3	—	95	—	—	111
Virginia	16	—	10	32	—	7	32	3	100
Washington	—	—	—	—	—	—	99	—	99
Ohio	—	56	5	5	—	—	32	—	98
Massachusetts	—	25	6	—	17	38	2	—	88
Connecticut	—	—	22	—	51	7	—	—	80
Oregon	—	—	4	12	—	61	2	—	79
Indiana	—	—	10	7	—	18	20	18	73
North Carolina	11	13	12	2	—	—	25	—	63
Minnesota	—	—	31	—	21	—	—	—	52
All other states	45	10	150	41	13	113	51	29	452
Total revenue bonds	$211	$201	$275	$255	$262	$942	$1,016	$129	3,291
Total general obligations and pre-refunded fixed maturities									2,607
Total municipal bonds									$5,898

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

	Amortized Cost by Revenue Source
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Revenue Sources	Total Amortized Cost
	(in millions)
New York	$18	$—	$8	$—	$53	$198	$121	$19	$417
California	42	—	—	49	—	34	151	—	276
Texas	29	3	6	—	—	81	130	—	249
Arizona	—	10	—	7	40	44	117	—	218
Missouri	—	48	9	—	—	31	31	35	154
Florida	—	—	2	58	—	51	19	12	142
Michigan	—	5	—	29	—	—	91	—	125
Illinois	—	25	—	—	2	58	13	10	108
Washington D.C.	—	—	—	—	52	55	—	—	107
South Carolina	28	—	—	6	—	22	49	—	105
New Jersey	13	—	—	3	—	89	—	—	105
Virginia	15	—	10	28	—	7	30	3	93
Washington	—	—	—	—	—	—	90	—	90
Ohio	—	54	6	5	—	—	30	—	95
Massachusetts	—	22	5	—	16	35	3	—	81
Connecticut	—	—	22	—	46	7	—	—	75
Oregon	—	—	4	12	—	56	2	—	74
Indiana	—	—	10	6	—	19	18	17	70
North Carolina	9	13	13	2	—	—	23	—	60
Minnesota	—	—	31	—	20	—	—	—	51
All other states	42	10	147	38	12	106	49	27	431
Total revenue bonds	$196	$190	$273	$243	$241	$893	$967	$123	3,126
Total general obligations and pre-refunded fixed maturities									2,471
Total municipal bonds									$5,597

Gross unrealized gains and losses and net unrealized gains on all fixed maturities and equities at September 30, 2011 and December 31, 2010 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
	(in millions)
As of September 30, 2011:
Fixed maturities available for sale(1)	$500.0	$(85.5)	$414.5
Equities available for sale	35.3	(58.4)	(23.1)

As of December 31, 2010:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$291.0	$(145.5)	$145.5
Equities available for sale	92.5	(4.5)	88.0

(1)        Amounts as of September 30, 2011 include gross unrealized gains of $0.5 million and gross unrealized losses of ($26.0) million on fixed maturities rated below BBB and gross unrealized gains of $4.0 million and gross unrealized losses of ($0.2) million on fixed maturities which are not rated. Amounts as of December 31, 2010 include gross unrealized gains of $0.4 million and gross unrealized losses of ($22.9) million on fixed maturities rated below BBB and gross unrealized gains of $0.5 million and insignificant gross unrealized losses on fixed maturities which are not rated.

The increase in net unrealized gains on fixed maturities as of September 30, 2011 compared to December 31, 2010 largely related to municipal bonds. The decrease in net unrealized gains (losses) on equities available for sale as of September 30, 2011 compared to December 31, 2010 was due largely to the net realization of gains from sales of securities as part of the rebalancing of TRH’s equities available for sale portfolio and the deterioration of the overall equity market since the end of 2010. (See Note 5(b) of Notes to Condensed Consolidated Financial Statements (“Note 5(b)”) for additional details about gross unrealized gains and losses on fixed maturities and equities.)

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

At September 30, 2011, gross loss reserves totaled $9.73 billion, an increase of $709.3 million, or 7.9% over December 31, 2010. The increase in gross loss reserves includes the impact of catastrophe losses in the first nine months of 2011, changes in foreign currency exchange rates since the end of 2010 and gross loss reserve development.

Gross loss reserves as of September 30, 2011 consisted of $4.18 billion of reported amounts (“case reserves”) and $5.55 billion of IBNR amounts. Gross loss reserves represent the accumulation of estimates for losses occurring on or prior to the balance sheet date. Gross case reserves are principally based on reports and individual case estimates received from ceding companies. The IBNR portion of gross loss reserves is based on past experience and other factors. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in income currently.

At September 30, 2011, reinsurance recoverable on gross loss reserves totaled $805.4 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet). Of the amount of reinsurance recoverable on paid and unpaid losses and LAE, which totaled $853.0 million as of September 30, 2011, $454.2 million represented balances that were unsecured. Of such unsecured balances, 95% was due from companies rated A- or better. (See Note 12.)

Net loss reserves totaled $8.92 billion at September 30, 2011, an increase of $709.7 million, or 8.6%, from the prior year-end. The increase in net loss reserves includes the impact of changes in foreign currency exchange rates against the U.S. dollar since the end of 2010 which served to increase net loss reserves by $92.8 million. An analysis of the change in net loss reserves for the first nine months of 2011 and 2010 follows:

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
At beginning of year:
Gross loss reserves	$9,020,610	$8,609,105
Less related reinsurance recoverable	805,837	737,280
Net loss reserves	8,214,773	7,871,825

Net losses and LAE incurred in respect of losses occurring in:
Current year	2,570,944	2,105,581
Prior years	(110,445)	(34,658)
Total	2,460,499	2,070,923

Net losses and LAE paid	1,843,584	1,670,760

Foreign exchange effect	92,818	(151,180)

At end of year:
Net loss reserves	8,924,506	8,120,808
Plus related reinsurance recoverable	805,419	838,203
Gross loss reserves	$9,729,925	$8,959,011

In the nine months ended September 30, 2011, the settlement of an arbitration proceeding reduced net losses and LAE incurred in respect of losses occurring in prior years by $61 million. (See Note 14(d).)

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

Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH’s consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at September 30, 2011 are adequate.

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

In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH’s aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH’s approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH’s financial condition, results of operations or cashflows. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH’s results of operations, financial condition or cashflows.

For the first nine months of 2011, TRH’s net operating cash inflows were $502.7 million, a decrease of $256.5 million from the same 2010 period. The decrease results, in large part, from decreases in net cash received from underwriting activities, due in part to a large increase in catastrophe losses paid, and the payment of costs related to the termination of the Allied World Merger Agreement and other strategic review activities. The decrease was partially offset by increased investment income received and decreased income taxes paid.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

TRH’s stockholders’ equity totaled $4.29 billion at September 30, 2011, an increase of $10.4 million from year-end 2010. The net increase consisted primarily of other comprehensive income (“OCI”) of $116.0 million, largely offset by a net loss of $41.7 million, repurchases of the Company’s common shares totaling $41.2 million and dividends declared of $40.5 million.

The abovementioned OCI principally consisted of net unrealized appreciation on investments, net of tax, (“URA, net of tax”) of $135.2 million, partially offset by net unrealized foreign currency translation losses from functional currencies, net of tax, of $18.5 million. The URA, net of tax, is composed principally of an increase in net unrealized appreciation, net of tax, of $207.9 million on fixed maturities available for sale, partially offset by a decrease in net unrealized appreciation, net of tax, of $72.2 million on equities available for sale.  $48.2 million of the increase in net unrealized appreciation, net of tax, on fixed maturities available for sale relates to the reclassification of fixed maturities previously classified as fixed maturities held to maturity to fixed maturities available for sale. The decrease in net unrealized appreciation, net of tax, on equities available for sale was due largely to the net realization of gains from sales of securities as part of the rebalancing of TRH’s equities available for sale portfolio and the deterioration of the overall equity market since the end of 2010. (See Note 5(b) for details of gross unrealized gains and losses by security type and Note 5(h) of Notes to Condensed Consolidated Financial Statements for additional information about the reclassification of fixed maturities previously classified as held to maturity to available for sale.)

URA, net of tax, is subject to significant volatility resulting from changes in the fair value of fixed maturities available for sale, equities available for sale and other invested assets. Fair values may fluctuate due to changes in general economic and political conditions, market interest rates, prospects of investee companies and other factors.

In October 2010, the Board approved a share repurchase program, which authorized the Company to repurchase up to $200 million of the Company’s outstanding common shares from time to time in the open market or via negotiated transactions through December 31, 2012 (the “October 2010 Authorization”).

In September 2011, the Board approved a strategic plan for the Company, which provides, among other things, for the repurchase of up to $600 million of the Company’s common shares ($300 million of the Company’s common shares through December 31, 2011 and the remaining $300 million of the Company’s common shares during 2012) (the “September 2011 Authorization”), which is to be conducted through open market or negotiated purchases. The September 2011 Authorization superseded the October 2010 Authorization. In the third quarter and first nine months of 2011, the Company repurchased 0.8 million shares of its common stock at an aggregate cost of $41.2 million. As of September 30, 2011, the Company had $558.8 million available under the September 2011 Authorization.

From October 1, 2011 through October 28, 2011, the Company repurchased 2.9 million shares of its common stock at an aggregate cost of $148.8 million. As of October 28, 2011, the Company had $410.0 million remaining under the September 2011 Authorization.

In the first nine months of 2011, TRH repurchased $25 million principal amount of the 2015 Notes. $667 million and $692 million principal amount of the 2015 Notes were outstanding at September 30, 2011 and December 31, 2010, respectively. $350 million principal amount of the 2039 Notes were outstanding at September 30, 2011 and December 31, 2010.

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

The following table presents the period-end, average, high and low VaRs on a diversified basis and of each component of market risk for the nine months ended September 30, 2011 and for the year ended December 31, 2010. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2011				2010
	As of	Nine Months Ended September 30,			As of	Year Ended December 31,
	September 30,	Average	High	Low	December 31,	Average	High	Low
	(in millions)
Diversified	$161	$132	$164	$99	$164	$153	$170	$137
Interest rate	42	73	109	42	109	97	140	75
Equity	99	67	99	22	78	77	80	73
Currency	43	42	43	41	42	47	51	42

Part I - Item 4

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures of Transatlantic Holdings, Inc. and its subsidiaries (collectively, “TRH”) are designed to provide reasonable assurance that information required to be disclosed in the reports that TRH files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by TRH in the reports that it files or submits under the Exchange Act is accumulated and communicated to TRH’s management, including TRH’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TRH’s management, with the participation of TRH’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of TRH’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, TRH’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, there has been no change in TRH’s internal control over financial reporting that occurred during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, TRH’s internal control over financial reporting.

Part II — Item 1

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

LEGAL PROCEEDINGS

Transatlantic Holdings, Inc. (the “Company”) and its subsidiaries (collectively with the Company, “TRH”), in common with the reinsurance industry in general, is subject to litigation in the normal course of its business. TRH does not believe that any pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

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

In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH’s aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH’s approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH’s financial condition, results of operations or cashflows. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH’s results of operations, financial condition or cashflows.

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

(a) Legal Proceedings Related to the Merger (the “Merger”) Contemplated by the Terms of an Agreement and Plan of Merger, dated as of June 12, 2011 (the “Allied World Merger Agreement”), Between Allied World Assurance Company Holdings, AG (“Allied World”), the Company and GO Sub, LLC, a Wholly-Owned Subsidiary of Allied World (“GO Sub”).

In connection with the Allied World Merger Agreement, five putative stockholder class action lawsuits have been filed against the Company and the members of the Company’s Board of Directors (the “Board”) challenging the merger contemplated by the Allied World Merger Agreement:  Ivers v. Transatlantic Holdings, Inc., et al., C.A. No. 6574-VCP (Court of Chancery of the State of Delaware), Clark v. Transatlantic Holdings, Inc., et al., Index No. 651706/2011 (Supreme Court of the State of New York, County of New York), Sutton v. Transatlantic Holdings, Inc., et al., Index No. 651705/2011 (Supreme Court of the State of New York, County of New York), Jaroslawicz v. Transatlantic Holdings, Inc., et al., Index No. 651718/2011 (Supreme Court of the State of New York, County of New York), and Kramer v. Transatlantic Holdings, Inc., et al., C.A. No. 6626-VCP (Court of Chancery of the State of Delaware).  Each lawsuit names the Company, the members of the Board, and Allied World as defendants.  Four of the lawsuits also name the Allied World subsidiary, GO Sub, as a defendant, and the Sutton lawsuit names a former director of the Company as a defendant.  Each of the lawsuits asserts that the members of the Board breached a fiduciary duty in connection with the approval of the Merger, and that Allied World and its subsidiaries aided and abetted the alleged breaches of a fiduciary duty.  The Clark action also alleges that the Company aided and abetted its directors’ alleged breach of a fiduciary duty.  The lawsuits seek to enjoin the Merger, among other relief.

On June 29, 2011, defendants moved to dismiss or stay the three New York actions in favor of the virtually identical proceedings pending in the Delaware Court of Chancery.  On July 25, 2011, the plaintiffs in the three New York actions moved to consolidate those actions into a single action.  On October 18, 2011, the parties stipulated that each of these actions would be discontinued without prejudice.  The Court entered the parties’ stipulation the following day.

On July 21, 2011, Vice Chancellor Parsons of the Court of Chancery of the State of Delaware entered an order consolidating the two Delaware actions.  Under that order, the Delaware plaintiffs filed a consolidated amended complaint on August 1, 2011 alleging that the Board breached a fiduciary duty by approving certain deal measures that purportedly privileged the Merger over other potential proposals, including a proposal from Validus Holdings, Ltd. (“Validus”), and by allegedly failing to include material information in the Company’s proxy materials, and that Allied World and GO Sub aided and abetted such breaches.  Additionally, on August 1, 2011, the Delaware plaintiffs filed a motion to expedite proceedings and a motion for a preliminary injunction, both of which the Company opposed.  At a conference held on August 22, 2011, the court declined to set a hearing date on the Delaware plaintiffs’ motion for a preliminary injunction and, except for a very narrow issue, denied the Delaware plaintiffs’ motion for expedited discovery.

On October 10, 2011, the Delaware plaintiffs filed a second consolidated amended complaint alleging that the Board breached a fiduciary duty (and that Allied World and GO Sub aided and abetted such breach) by, among other things, adopting and refusing to rescind a shareholder rights plan, approving certain payments to Allied World in conjunction with the termination agreement (the “Termination Agreement”) entered into on September 15, 2011 between the Company, Allied World and GO Sub pursuant to which the parties mutually terminated the Allied World Merger Agreement, and approving a share repurchase program.  The second amended complaint also asserts derivative claims for breach of fiduciary duty against the Board, Allied World and GO Sub, a claim for unjust enrichment against Allied World and GO Sub, and a derivative claim for declaratory relief that the Termination Agreement is null and void.  The lawsuit seeks the return of any payments from the Company to Allied World pursuant to the Termination Agreement, among other relief.  On October 24, 2011, the defendants moved to dismiss the second consolidated amended complaint.

The Company and the Board believe these lawsuits are without merit and intend to defend against them vigorously

(b) Validus Holdings, Ltd. v. Transatlantic Holdings, Inc., et al., C.A. No. 6776-VCP (Court of Chancery of the State of Delaware)

On August 10, 2011, Validus filed a complaint in Delaware Chancery Court against the Company, the Board, Allied World and GO Sub.  The complaint alleges that the Company and the Board breached their fiduciary duties (and that Allied World and GO Sub aided and abetted such breaches) (i) by requiring Validus to execute a confidentiality agreement containing a standstill provision prior to engaging in negotiations with Validus and (ii) as a result of the Company’s and Allied World’s various disclosures regarding both the proposed merger with Allied World and Validus’ proposal, which Validus alleges include false and misleading statements.  On August 16, 2011, Validus filed a Motion for Preliminary Injunction and a Motion for Expedited Proceedings, both of which the Company opposed. At a conference held on August 22, 2011, the court declined to set a hearing date on Validus’ motion for a preliminary injunction and indicated that it was unlikely to conclude that Validus asserted a colorable claim for breach of fiduciary duty based on the Company’s requirement that Validus enter into a confidentiality agreement with a standstill provision.  On August 24, 2011, Validus withdrew its motion for expedited proceedings.  On September 6, 2011, the Company and the Board moved to dismiss the complaint.

The Company and the Board believe this lawsuit is without merit and intend to defend against it vigorously.

(c) Transatlantic Holdings, Inc. v. Validus Holdings Ltd., Case No. 1:11-cv-00661 (U.S. District Court for the District of Delaware)

On July 28, 2011, the Company filed a lawsuit in the United States District Court for the District of Delaware against Validus alleging that Validus violated Sections 14(a) and (e) of the Securities Exchange Act of 1934 (“Securities Exchange Act”) and Section 11 of the Securities Act of 1933 by making materially false and/or misleading statements in its proxy and tender offer materials filed with the Securities and Exchange Commission.  The lawsuit seeks, among other relief, an order:  (i) compelling Validus to correct the material false and/or misleading statements it has made in connection with both its proxy and tender offer materials; and (ii) prohibiting Validus from acquiring or attempting to acquire shares of the Company until its misstatements have been corrected.  On August 10, 2011, Validus filed a motion to dismiss the Company’s lawsuit.  On September 12, 2011, the Company filed an amended complaint against Validus, Edward J. Noonan and Joseph E. Consolino alleging that Validus, Mr. Noonan and Mr. Consolino violated Section 14(a) of the Securities Exchange Act by making materially false and/or misleading statements in its proxy and tender offer materials filed with the Securities and Exchange Commission and seeking a declaration that the Company’s Schedule 14(D)-9 filed with the Securities and Exchange Commission complies with Section 14(d)(1) of the Securities Exchange Act.  Pursuant to a stipulation filed with the court on October 3, 2011, the parties agreed, among other things, that Validus’ motion to dismiss would be withdrawn as moot and that the Company could file an amended complaint after October 31, 2011.

(d) Other Legal Proceedings

On May 21, 2010, the Company and its subsidiaries, Transatlantic Reinsurance Company (“TRC”) and TRZ (collectively, “TRH Parties”), filed a demand for arbitration, with the American Arbitration Association, against American International Group, Inc. (“AIG”), AIG Securities Lending Corp. and AIG Securities Lending (Ireland) Ltd. (collectively, “AIG Securities Lending”) for losses in excess of $350 million suffered by TRH arising from its participation in a securities lending program administered and managed by AIG Securities Lending during the period that TRH was controlled by AIG. The TRH Parties’ participations in such securities lending program ended in the fourth quarter of 2008. Currently, the TRH Parties are seeking damages of approximately $503 million in this arbitration. While the final outcome cannot be predicted, TRH believes this arbitration, when resolved, will not have a material adverse effect on TRH’s results of operations, financial position or cash flows.

On September 30, 2009, TRC initiated arbitration proceedings, with the AIDA Reinsurance and Insurance Arbitration Society, against United Guaranty Residential Insurance Company, United Guaranty Mortgage Indemnity Company, United Guaranty Credit Insurance Company and United Guaranty Residential Insurance Company of North Carolina (collectively, “UGC”). The arbitration proceedings involved certain contracts related to subprime mortgages and credit default insurance pursuant to which UGC purchased reinsurance from TRC (the “Disputed Contracts”).

On September 15, 2011, TRC entered into a negotiated settlement and commutation with UGC with respect to the Disputed Contracts. In the third quarter and first nine months of 2011, the negotiated settlement reduced net premiums written and net premiums earned by $19 million, net losses and loss adjustment expenses incurred by $61 million and net commissions by $3 million, resulting in a pre-tax net benefit to income (loss) before income taxes of $45 million.

Part II — Item 1A

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

RISK FACTORS

Included below are risks which could materially affect TRH’s business, results of operations, cash flows or financial condition that have changed since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

TRH’s counterparties may acquire certain rights upon a change in control of TRH, which could negatively affect TRH.

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

Whether a ceding company would have cancellation rights in connection with a change in control of TRH depends upon the language of its agreement with TRH. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company’s views with respect to the financial strength and business reputation of the new controlling party or other significant owners of the Company’s shares, the extent to which such ceding company has reinsurance coverage with such persons or its affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH’s ratings following the change in control.

In addition, contracts may provide a ceding company with multiple options, such as collateralization or commutation, that would be triggered by a change in control. TRH estimates that with respect to a change in control of TRH, approximately $680 million of unearned premiums, which would be reduced by applicable commissions, could be subject to return to the ceding company should every cedant exercise their contractual termination right, including the rights of collateralization or commutation. With respect to gross loss reserves, approximately $1.63 billion of gross loss reserves could be subject to collateralization requirements or commutation. Collateral requirements may take the form of trust agreements, funded by securities held, or letters of credit. Should cedants invoke the right to commute, an amount would be payable by TRH to the respective ceding companies representing both a return of unearned premiums and a settlement of loss reserves, where applicable. Upon commutation, the amount to be paid to settle the liability for gross loss reserves may consider a discount to the financial statement loss reserve value, reflecting the time value of money resident in the ultimate settlement of such loss reserves.

TRH cannot presently predict the effects, if any, a change in control will have, including the extent to which cancellation rights would be exercised, if at all, nor the effect of a change in control on TRH’s financial condition, results of operations, or cash flows, but such effect could be material.

Continued uncertainty concerning the possibility of a future business combination transaction could adversely affect TRH’s business and future prospects.

On June 12, 2011, the Company entered into the Allied World Merger Agreement, pursuant to which Allied World, Go Sub and the Company agreed to a “merger of equals” business combination transaction in which the Company would become a wholly-owned subsidiary of Allied World and the stockholders of the Company would have been entitled to receive 0.88 common shares of Allied World for each share of the Company’s common stock (and cash in lieu of any fractional shares).  On July 12, 2011, Validus delivered an unsolicited offer to the Company to combine the Company and Validus and subsequently, on July 25, 2011, commenced an exchange offer for all of the outstanding shares of common stock of the Company (the “Validus Exchange Offer”).  On November 3, 2011, Validus amended the terms of the Validus Exchange Offer to include offer consideration of 1.5564 Validus voting common shares and $11.00 in cash per share of the Company’s common stock (the “Amended Validus Exchange Offer”).  On September 14, 2011, Validus filed a preliminary consent solicitation statement with the securities and Exchange Commission (the “SEC”) in connection with the solicitation of written consents from the stockholders of the Company (the “Validus Consent Solicitation”) to, among other things, (i) amend the Company’s bylaws to provide that the Company’s stockholders may fill any vacancy on its board, however caused, (ii) repeal any provision of the Company’s bylaws that was not included in the bylaws filed by the Company with the SEC on July 28, 2011, (iii) remove, without cause, all of the Company’s current directors, and (iv) elect three directors proposed by Validus to the Company’s Board to serve until the next annual meeting of stockholders.  On September 15, 2011, the Company, Allied World and GO Sub entered into the Termination Agreement pursuant to which the parties mutually terminated the Allied World Merger Agreement.  Under the terms of the Termination Agreement, the Company paid Allied World $48.3 million, consisting of a termination fee of $35.0 million and expense reimbursement of $13.3 million; the Company is also required to pay Allied World  a termination fee of $66.7 million in the event that, prior to September 15, 2012, the Company enters into any definitive agreement in respect of any Competing Transaction (as defined in the Allied World Merger Agreement) or recommends or submits a Competing Transaction to its stockholders for adoption, or a transaction in respect of a Competing Transaction is consummated.

As previously disclosed, the Board is considering strategic alternatives for the Company.  The Company remains in discussions with certain other third parties regarding potential strategic transactions. There can be no assurance that these discussions will result in a proposal or a transaction.  Continued uncertainty regarding the possibility of a future business combination transaction, as well as uncertainty arising from the Amended Validus Exchange Offer, the Validus Consent Solicitation and other actions that may be taken by Validus or other parties, may adversely affect TRH’s business and future prospects (including with respect to the January reinsurance renewal season) and may result in a diversion of management’s time and resources, the inability to retain and attract key employees, disruption of TRH’s business and continuing litigation with respect to potential transactions.

Part II — Item 2

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2010, the Board approved a share repurchase program, which authorizes the Company to repurchase up to $200 million of the Company’s outstanding common shares from time to time in the open market or via negotiated transactions through December 31, 2012 (the “October 2010 Authorization”).

In September 2011, the Board approved a strategic plan for the Company, which provides, among other things, for the repurchase of up to $600 million of the Company’s common shares ($300 million of the Company’s common shares through December 31, 2011 and the remaining $300 million of the Company’s common shares during 2012) (the “September 2011 Authorization”), which is to be conducted through open market or negotiated purchases. The September 2011 Authorization superseded the October 2010 Authorization. In the third quarter of 2011, the Company repurchased 0.8 million shares of its common stock under its share repurchase program, as detailed below:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Share Repurchase Program	Dollar Amount Still Available Under Share Repurchase Program at End of Month
				(in thousands)
July 2011	—	$—	—	$145,402
August 2011	—	—	—	145,402
September 2011	844,390	48.78	844,390	558,808
Total	844,390	48.78	844,390	558,808

From October 1, 2011 through October 28, 2011, the Company repurchased 2.9 million shares of its common stock at an aggregate cost of $148.8 million. As of October 28, 2011, the Company had $410.0 million remaining under its share repurchase program.

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
(Principal Financial and Accounting Officer)

Dated: November 4, 2011

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.		Description	Location
3.1	—	Restated Certificate of Incorporation of Transatlantic Holdings, Inc., dated September 8, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009 and incorporated herein by reference.

3.2	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Transatlantic Holdings, Inc.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated July 28, 2011 and incorporated herein by reference.

3.3	—	Amended and Restated By-Laws of Transatlantic Holdings, Inc., dated July 26, 2011.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated July 28, 2011 and incorporated herein by reference.

4.1	—	Form of Common Stock Certificate.	Filed as an exhibit to the Company’s Registration Statement (File No. 33-34433) and incorporated herein by reference.

4.2	—	Rights Agreement, dated July 27, 2011, between Transatlantic Holdings, Inc. and American Stock Transfer & Trust Company LLC.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated July 28, 2011 and incorporated herein by reference.

4.2.1	—	Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.

4.2.2	—	First Supplemental Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.

4.2.3	—	Second Supplemental Indenture by and among Transatlantic Holdings, Inc. and The Bank of New York Mellon, dated November 23, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated November 23, 2009, and incorporated herein by reference.

4.3	—	Voting Agreement by and between Transatlantic Holdings, Inc. and Davis Selected Advisors L.P., dated June 8, 2009.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated June 10, 2009 and incorporated herein by reference.

10.1	—	Termination Agreement among Transatlantic Holdings, Inc., Allied World Assurance Company Holdings, AG, and Go Sub, LLC, dated September 15, 2011.	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated September 16, 2011 and incorporated herein by reference.

10.2	—	Form of Transatlantic Holdings, Inc. Executive Retention Agreement.*	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10545) dated July 7, 2011 and incorporated herein by reference.

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chief Executive Officer.	Filed herewith.

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert F. Orlich, Chief Executive Officer.	Furnished herewith.

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Furnished herewith.

Exhibit No.		Description	Location
101	—

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.**

Furnished herewith.

*	Management contract or compensatory plan or agreement.
**

This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.