Form 10-K
period 2011-12-31
TRANSATLANTIC HOLDINGS INC
filed 2012-02-27
CIK 862510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $3,051,497,917.

          As of January 31, 2012, there were outstanding 57,526,806 shares of Common Stock, $1.00 par value, of the registrant.

Documents Incorporated by Reference

          Portions of the registrant's definitive proxy or information statement or amendment to this Form 10-K to be filed on or before April 29, 2012 with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K.

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

 Item 1.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
BUSINESS

The Company and Its History

        The Company, through its wholly-owned subsidiaries, Transatlantic Reinsurance Company® ("TRC"), Trans Re Zurich Reinsurance Company Ltd. ("TRZ"), acquired by TRC in 1996, and Fair American Insurance and Reinsurance Company (formerly Putnam Reinsurance Company) ("Fair American") (contributed by the Company to TRC in 1995), offers reinsurance capacity for a full range of property and casualty products, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets on both a treaty and facultative basis. One or both of TRC and Fair American is licensed, accredited, authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. Through its international locations, TRH has operations worldwide, including Bermuda, Canada, seven locations in Europe, three locations in Central and South America, two locations in Asia (excluding Japan), and one location in each of Japan, Australia and Africa. TRC is licensed in Bermuda, Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region, the People's Republic of China, Germany and Australia. TRC is an Admitted Reinsurer in Brazil, where it maintains an office in Rio de Janeiro. In addition, TRC is registered and authorized as a foreign reinsurer in Argentina (where it maintains a representative office in Buenos Aires, Transatlantic Re (Argentina) S.A.), the Republic of Panama (where it maintains a representative office, TRC (PANAMÁ) S.A.), Bolivia, Chile, Colombia, Ecuador, El Salvador, France, Guatemala, Honduras, Mexico, Nicaragua, Paraguay, Peru, Uruguay and Venezuela, and is authorized to maintain a representative office in Shanghai, the People's Republic of China. TRZ is licensed as a reinsurer in Switzerland and registered in Argentina, Colombia, the Dominican Republic, Guatemala and Honduras. Transatlantic Polska Sp. z o.o., a subsidiary of TRC, maintains a registered representative office in Warsaw, Poland.

        The Company is a holding company incorporated in the state of Delaware. Originally formed in 1986 under the name PREINCO Holdings, Inc. as a holding company for Fair American, the Company's name was changed to Transatlantic Holdings, Inc. on April 18, 1990 following the acquisition on April 17, 1990 of all of the common stock of TRC in exchange for shares of common stock of the Company (the "Share Exchange"). Prior to the Share Exchange, American International Group, Inc. ("AIG", and collectively, with its subsidiaries, the "AIG Group") held a direct and indirect interest of approximately 25% in the Company and an indirect interest of 49.99% in TRC. As a result of the Share Exchange, AIG became the beneficial owner of approximately 41% of the Company's outstanding common stock and TRC became a wholly-owned subsidiary of the Company. In June 1990, certain stockholders of the Company (other than AIG) sold shares of the Company's common stock in a public offering.

        Immediately prior to June 10, 2009, AIG beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and American Home Assurance Company ("AHAC"), a wholly-owned subsidiary of AIG, consummated a secondary public offering (the "June 2009 Offering") of 29.9 million issued and outstanding shares of the Company owned by AIG and AHAC. On March 15, 2010, AHAC consummated another secondary public offering (the "March 2010 Offering", and collectively with the June 2009 Offering, the "Secondary Offerings") of 8.5 million issued and outstanding shares of the Company's common stock owned by AHAC. The Company repurchased 2.0 million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company's common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company's then outstanding shares. As a result of its reduced ownership percentage, the AIG Group was no longer considered a related party after March 15, 2010. (See Relationship with the AIG Group for a description of recent events relating to AIG.)

        On November 20, 2011, the Company entered into an Agreement and Plan of Merger (the "Alleghany Merger Agreement") with Alleghany Corporation ("Alleghany") and Shoreline Merger Sub, Inc. (formerly, Shoreline Merger Sub, LLC), a wholly-owned subsidiary of Alleghany ("Shoreline"). The Alleghany Merger Agreement provides for the merger of the Company with and into Shoreline (the "Alleghany Merger"), with Shoreline continuing as the surviving company and a wholly-owned subsidiary of Alleghany. Upon completion of the Alleghany Merger, Shoreline's name will change to "Transatlantic Holdings, Inc." Pursuant to the terms and conditions of the Alleghany Merger Agreement, upon completion of the Alleghany Merger, stockholders of the Company will be entitled to receive, in exchange for each share of common stock they hold at the effective time of the Alleghany Merger, either stock or cash consideration with a value equal to the sum of (a) 0.145 multiplied by the average of the closing sales prices on the New York Stock Exchange for Alleghany common stock during the five trading days ending the day before the completion of the Alleghany Merger and (b) $14.22. On February 6, 2012, the stockholders of the Company and the stockholders of Alleghany each approved the Alleghany Merger. The Alleghany Merger is expected to close in the first quarter of 2012, subject to regulatory approvals and customary closing conditions. (See Note 3 of Notes to Consolidated Financial Statements.)

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

    Casualty business as a whole is volatile in that the ultimate claim costs for a policy or portfolio are not known for a significant amount of time. Reasons for this are the complexity of liability theory, the occurrence nature of some coverages, the potential for litigation, adverse court rulings, unpredictable claims and social inflation trends and reporting lag time between cedants and reinsurers.

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

Operations

        TRH's activities in the United States are conducted through its worldwide headquarters in New York, NY, its branch in Miami, FL and offices in Chicago, IL, Overland Park, KS, San Francisco, CA, Columbus, OH and Stamford, CT. All domestic treaty and facultative business is underwritten by, or under the supervision of, senior officers of TRH located in New York. TRH's headquarters in New York and offices in Miami, Rio de Janeiro, Toronto, Bermuda, London, Paris, Zurich, Munich, Hong Kong, Tokyo and Sydney offer treaty as well as facultative reinsurance. In addition, TRH operates representative offices in Buenos Aires, Panama, Warsaw and Shanghai, and maintains exclusive representative arrangements with MS Upson Associates c.c. in Johannesburg, South Africa and with NOBARE in Stockholm, Sweden. TRH also operates Professional Risk Management Services, Inc. ("PRMS"), a wholly-owned subsidiary of the Company. Based in Arlington, VA, PRMS is an insurance program manager specializing in professional liability insurance services, including underwriting, claims and risk management, for individual healthcare providers, group practices, facilities and organizations. In 2010, TRH established Calpe Insurance Company Limited, to expand TRH's access to business in Europe and completed a strategic investment to participate as a corporate name in Lloyd's of London.

        TRH reinsures risks from a broad spectrum of industries throughout the United States and foreign countries. Business underwritten by all branches located outside the United States and by the Miami branch (which underwrites business in Latin America and the Caribbean) accounted for approximately 51%, 50% and 49% of worldwide net premiums written in 2011, 2010 and 2009, respectively. (See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of premium fluctuations between years, Regulation for a discussion of certain conditions associated with international business and Note 17 of Notes to Consolidated Financial Statements for financial data by business segment.)

        After March 15, 2010, the AIG Group ceased to be a related party of TRH, as discussed above. Gross premiums written originated by the AIG Group and ceded to TRH from contracts that were entered into while the AIG Group was a related party were immaterial in 2011 and totaled approximately $196 million (4.8%) and $263 million (6.3%) in 2010 and 2009, respectively. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement; (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries; and (c) all premiums from contracts that were effective after March 15, 2010. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement are not material. (See Note 16 of Notes to Consolidated Financial Statements ("Note 16") for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.) (See Relationship with the AIG Group.)

        In addition, TRH holds a 40% interest in Kuwait Reinsurance Company (K.S.C.) ("Kuwait Re"), acquired in 2000, which has a balance sheet carrying value of $48.1 million and $49.0 million at December 31, 2011 and 2010, respectively. Kuwait Re provides property, casualty and life reinsurance products to clients in Middle Eastern and North African markets.

        TRC and Fair American have a quota share reinsurance agreement where TRC cedes 5% of its assumed reinsurance, net of other retrocessions, to Fair American. Presently, all of Fair American's business is assumed from TRC pursuant to this quota share reinsurance agreement. This agreement was entered into for operational reasons and had no impact on TRH's consolidated financial position or results of operations.

Property and Casualty Lines of Business

        Casualty reinsurance constitutes the larger portion of TRH's business, accounting for 70% of net premiums written in 2011 and 71% in each of 2010 and 2009. The following table presents certain underwriting information concerning TRH's casualty and property business for the periods indicated (see MD&A):

	Years Ended December 31,
	Net Premiums Written			Net Premiums Earned			Net Losses and Loss Adjustment Expenses Incurred			Loss Ratio
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(dollars in millions)
Casualty:
Other liability(1)(2)(3)(4)	$950.0	$1,058.0	$1,077.5	$949.5	$1,081.0	$1,037.6	$788.0	$916.5	$865.7	83.0%	84.8%	83.4%
Accident and health	361.7	422.7	416.0	366.8	411.6	399.3	290.7	356.3	331.7	79.3	86.6	83.1
Medical malpractice	336.9	309.7	339.3	336.2	313.5	359.0	258.3	266.2	255.6	76.8	84.9	71.2
Auto liability	328.6	237.6	241.1	297.9	217.6	274.6	233.4	173.3	224.9	78.4	79.6	81.9
Ocean marine and aviation(3)	317.1	267.7	291.8	292.0	256.9	305.8	203.1	130.6	217.1	69.6	50.8	71.0
Surety and credit(2)(3)(4)	225.2	211.6	239.2	203.5	206.4	222.9	80.6	60.3	136.3	39.6	29.2	61.1
Other(2)(3)	198.9	235.7	236.7	194.0	235.1	246.8	131.8	216.3	218.3	67.9	92.0	88.5

Total casualty	2,718.4	2,743.0	2,841.6	2,639.9	2,722.1	2,846.0	1,985.9	2,119.5	2,249.6	75.2	77.9	79.0

Property:
Fire(2)(3)(4)	553.6	497.3	507.5	566.3	492.0	544.6	989.9	321.2	236.2	174.8	65.3	43.4
Allied lines(2)(3)(4)	408.3	388.2	349.0	394.6	385.1	342.1	83.6	121.9	56.5	21.2	31.6	16.5
Homeowners multiple peril	61.2	82.9	70.5	65.2	74.5	77.5	34.9	17.3	16.1	53.6	23.3	20.7
Earthquake(2)(3)	51.4	52.4	61.4	55.8	51.1	61.6	115.6	39.3	5.2	207.3	77.0	8.4
Auto physical damage(3)	31.6	87.3	122.3	62.6	105.0	131.0	32.6	64.3	107.2	52.0	61.2	81.9
Other(3)	35.1	30.6	33.8	35.1	28.8	36.3	13.9	(1.7)	8.4	39.5	(5.9)	23.2

Total property	1,141.2	1,138.7	1,144.5	1,179.6	1,136.5	1,193.1	1,270.5	562.3	429.6	107.7	49.5	36.0

Total	$3,859.6	$3,881.7	$3,986.1	$3,819.5	$3,858.6	$4,039.1	$3,256.4	$2,681.8	$2,679.2	85.3	69.5	66.3

(1)
A large majority of the amounts within the other liability line relates to complex risks such as E&O and D&O, to general casualty risks and, to a much lesser extent, environmental impairment liability.
(2)
In 2011, development on reserves held at December 31, 2010 relating to losses that occurred in 2010 and prior years significantly decreased net losses and loss adjustment expenses incurred in the allied lines, other casualty, fire and surety and credit lines and significantly increased net losses and loss adjustment expenses incurred in the other liability lines. In addition, pre-tax net catastrophe losses of $883 million significantly increased net losses and loss adjustment expenses incurred in the fire, allied lines and earthquake lines.
(3)
In 2010, development on reserves held at December 31, 2009 relating to losses that occurred in 2009 and prior years significantly decreased net losses and loss adjustment expenses incurred in the surety and credit, other property, ocean marine, auto physical damage and fire lines and significantly increased net losses and loss adjustment expenses incurred in the other casualty and other liability lines. In addition, pre-tax net catastrophe losses of $204 million significantly increased net losses and loss adjustment expenses incurred in the fire, earthquake, allied lines and ocean marine lines.
(4)
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

        Operating results in 2011, 2010 and 2009 included pre-tax net catastrophe costs (net of reinsurance and reinstatement premiums) of $852 million, $202 million and ($6) million, respectively. (See MD&A.)

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

Treaty and Facultative Reinsurance

        Treaty reinsurance constitutes the great majority of TRH's business, accounting for 97% of net premiums written in each of 2011, 2010 and 2009. Facultative reinsurance comprises the balance of net premiums written. In 2011, no single ceding company accounted for more than 7% of total gross premiums written and no single treaty exceeded 3% of total gross premiums written.

  Treaty Reinsurance

        TRH currently has approximately 4,000 treaties in effect for the current underwriting year. TRH's treaty business consists primarily of business within the other liability (including D&O and E&O), A&H, medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), surety and credit, fire, allied lines, auto physical damage and homeowners multiple peril lines. A significant portion of TRH's business within these lines (primarily other liability, medical malpractice and A&H) is derived from complex risks. Approximately 69% of total treaty gross premiums written in 2011 represented treaty reinsurance written on a pro rata basis and the balance represented treaty reinsurance written on an excess-of-loss basis.

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

        TRH offers brokers full service with large capacity for both casualty and property risks. TRH often seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and takes the initiative in negotiating price, terms and conditions. TRH believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. When TRH does not lead the treaty, it may still suggest changes to any aspect of the treaty. TRH may reject any treaty business offered to it based upon its assessment of all relevant factors. Such factors include type and level of risk assumed; actuarial and underwriting judgment with respect to rate adequacy; various treaty terms; prior and anticipated loss experience (including exposure to natural and man-made catastrophes) on the treaty; prior business experience with the ceding company; overall financial position; operating results; the Standard & Poor's ("S&P"), A.M. Best Company ("Best") and Moody's Investors Service ("Moody's") ratings of the ceding company; and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

  Facultative Reinsurance

        TRH's facultative contracts (also called certificates) provide prospective coverage on virtually the same basis as the original policy issued by the ceding insurer. In 2011, TRH's facultative book of business focused on the property and other liability lines, although coverage is generally offered for most lines of business, and is written principally on a risk attaching basis for each risk (i.e., TRH's liability starts with the underlying policy inception and ends when the underlying policy expires). With respect to facultative contracts, TRH's clients come to TRH on a risk by risk basis when they wish to obtain a larger policy limit than provided by their existing outward treaty reinsurance or when their existing treaty reinsurance excludes a class of business or type of coverage they provide to policyholders, or where a client wants to decrease their exposure to a particular risk.

        Other underwriting expenses associated with facultative business are generally higher in proportion to related premiums than those associated with treaty business, reflecting, among other things, the more labor intensive nature of underwriting and servicing facultative business.

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

        As of December 31, 2011, TRH had in place active retrocessional arrangements for current and prior underwriting years with approximately 280 retrocessionnaires, and reinsurance recoverable on paid and unpaid losses and loss adjustment expenses totaled $531.3 million. No unsecured recoverables from a single retrocessionnaire are considered material to the financial position of TRH. (See Note 16.)

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

        The risk management team is led by the Chief Risk Officer ("CRO") who reports directly to the Chief Executive Officer ("CEO"). The CEO chairs a Corporate Risk Management Committee composed of executive officers including the CRO, Chief Financial Officer, President International Operations, President Latin American and Caribbean Division, President of North America, Chief Actuary, General Counsel, Chief Information Officer, Senior Claims Executive in New York and the Chief Compliance Officer, among others. In addition, the Risk Management Committee of the Company's Board of Directors provides board oversight of the risk management of TRH.

        In all major branches, local risk committees meet quarterly to review the major risks of TRH including regulatory, operational, credit and other financial risks. These committees include senior representatives from among the finance and accounting, claims, actuarial, systems, legal, compliance and underwriting departments and report to the risk management department in New York. TRH uses various tools including an employee code of conduct, mandatory ethics training, internal audit reviews and business continuity planning to mitigate its operational risks.

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

        Brokerage fees generally are paid by reinsurers. In 2011, approximately 80% of TRH's gross premiums written was written through brokers and the balance was written directly. In 2011, companies controlled by Aon Corporation ("Aon"), Marsh & McLennan Companies, Inc. ("Marsh") and Willis Group Holdings, plc ("Willis"), were TRH's largest brokerage sources of business. Business brokered by Aon, Marsh, Willis and the rest of TRH's ten largest brokerage sources of business as a percentage of TRH's consolidated revenues and total gross premiums written in 2011 are presented below:

	Revenues	Gross Premiums Written
Aon	24%	26%
Marsh	18	19
Willis	11	11
Next seven largest brokerage sources	11	13

Ten largest brokerage sources	64%	69%

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

        The "Analysis of Consolidated Net Loss Reserves Development" which follows presents the development of unpaid losses and LAE net of related reinsurance recoverables ("net loss reserves") for calendar years 2001 through 2011. The upper half of the table shows the cumulative amounts paid during successive years relating to the opening reserve. For example, with respect to the net loss reserve of $7.87 billion as of December 31, 2009, by the end of 2011 (two years later) $2.84 billion had actually been paid in settlement of those net loss reserves. In addition, as reflected in the lower section of the table, the original net loss reserve of $7.87 billion was re-estimated to be $7.80 billion at December 31, 2011. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims, overall claim frequency and severity patterns. The net (deficiency) redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $76.2 million at December 31, 2011 relating to December 31, 2009 net loss reserves of $7.87 billion represents the cumulative amount by which net loss reserves as of year-end 2009 have developed favorably from that date through the end of 2011.

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

ANALYSIS OF CONSOLIDATED NET LOSS RESERVES DEVELOPMENT(1)

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(in thousands)
Net loss reserves, as of December 31(2):	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443	$6,207,220	$6,899,716	$7,349,078	$7,871,825	$8,214,773	$9,029,066
Cumulative paid as of:
One year later	1,033,574	1,057,314	1,090,058	1,492,464	1,447,284	1,464,916	1,841,768	1,559,712	1,730,801	1,628,168
Two years later	1,759,047	1,806,388	2,035,299	2,416,036	2,526,261	2,761,250	2,813,396	2,785,333	2,838,248
Three years later	2,332,901	2,535,149	2,792,484	3,263,061	3,549,463	3,485,127	3,670,987	3,594,031
Four years later	2,932,043	3,198,831	3,485,611	4,028,731	4,127,882	4,087,258	4,237,617
Five years later	3,479,594	3,792,955	4,112,690	4,453,364	4,600,637	4,499,813
Six years later	3,953,515	4,297,909	4,470,656	4,830,109	4,938,569
Seven years later	4,365,880	4,609,558	4,787,305	5,107,677
Eight years later	4,620,686	4,877,601	5,021,878
Nine years later	4,840,932	5,068,733
Ten years later	4,996,715
Net reestimated liability as of(2):
End of year	2,908,887	3,257,906	3,956,420	4,980,609	5,690,443	6,207,220	6,899,716	7,349,078	7,871,825	8,214,773	9,029,066
One year later	3,248,013	3,580,493	4,273,802	5,249,445	5,871,571	6,295,600	6,899,232	7,310,130	7,814,866	8,092,769
Two years later	3,561,876	4,112,290	4,781,344	5,557,243	6,133,365	6,385,124	6,958,926	7,405,177	7,795,602
Three years later	4,176,419	4,637,194	5,110,862	5,878,870	6,282,334	6,441,824	7,040,272	7,414,851
Four years later	4,641,988	4,976,922	5,485,195	6,066,219	6,401,324	6,530,650	7,062,339
Five years later	4,904,646	5,345,798	5,701,065	6,209,964	6,527,430	6,574,507
Six years later	5,184,316	5,555,013	5,881,308	6,364,893	6,592,287
Seven years later	5,390,160	5,742,547	6,044,934	6,446,796
Eight years later	5,570,367	5,911,378	6,143,924
Nine years later	5,730,318	6,014,758
Ten years later	5,833,046
Net (deficiency) redundancy as of December 31, 2011	$(2,924,159)	$(2,756,852)	$(2,187,504)	$(1,466,187)	$(901,844)	$(367,287)	$(162,623)	$(65,773)	$76,223	$122,004

(1)
This table is on a calendar year basis and does not present accident or underwriting year data.
(2)
Represents unpaid losses and loss adjustment expenses, net of related reinsurance recoverables.

 ANALYSIS OF NET UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
AND NET REESTIMATED LIABILITY(1)

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(in thousands)
End of year:
Gross liability	$3,747,583	$4,032,584	$4,805,498	$5,941,464	$7,113,294	$7,467,949	$7,926,261	$8,124,482	$8,609,105	$9,020,610	$9,529,003
Related reinsurance recoverable	838,696	774,678	849,078	960,855	1,422,851	1,260,729	1,026,545	775,404	737,280	805,837	499,937

Net liability	$2,908,887	$3,257,906	$3,956,420	$4,980,609	$5,690,443	$6,207,220	$6,899,716	$7,349,078	$7,871,825	$8,214,773	$9,029,066

One year later:
Gross reestimated liability	$4,136,126	$4,465,908	$5,117,490	$6,344,019	$7,306,595	$7,633,138	$7,918,300	$8,070,824	$8,584,657	$8,798,808
Reestimated related reinsurance recoverable	888,113	885,415	843,688	1,094,574	1,435,024	1,337,538	1,019,068	760,694	769,791	706,039

Net reestimated liability	$3,248,013	$3,580,493	$4,273,802	$5,249,445	$5,871,571	$6,295,600	$6,899,232	$7,310,130	$7,814,866	$8,092,769

Two years later:
Gross reestimated liability	$4,556,676	$5,003,598	$5,761,231	$6,633,579	$7,618,979	$7,722,795	$7,988,632	$8,192,939	$8,482,991
Reestimated related reinsurance recoverable	994,800	891,308	979,887	1,076,336	1,485,614	1,337,671	1,029,706	787,762	687,389

Net reestimated liability	$3,561,876	$4,112,290	$4,781,344	$5,557,243	$6,133,365	$6,385,124	$6,958,926	$7,405,177	$7,795,602

Three years later:
Gross reestimated liability	$5,188,506	$5,678,239	$6,096,568	$7,017,192	$7,769,983	$7,770,305	$8,109,348	$8,180,496
Reestimated related reinsurance recoverable	1,012,087	1,041,045	985,706	1,138,322	1,487,649	1,328,481	1,069,076	765,645

Net reestimated liability	$4,176,419	$4,637,194	$5,110,862	$5,878,870	$6,282,334	$6,441,824	$7,040,272	$7,414,851

Four years later:
Gross reestimated liability	$5,814,220	$6,034,785	$6,536,334	$7,219,505	$7,886,168	$7,905,520	$8,136,014
Reestimated related reinsurance recoverable	1,172,232	1,057,863	1,051,139	1,153,286	1,484,844	1,374,870	1,073,675

Net reestimated liability	$4,641,988	$4,976,922	$5,485,195	$6,066,219	$6,401,324	$6,530,650	$7,062,339

Five years later:
Gross reestimated liability	$6,099,084	$6,467,893	$6,766,081	$7,364,727	$8,064,325	$7,967,934
Reestimated related reinsurance recoverable	1,194,438	1,122,095	1,065,016	1,154,763	1,536,895	1,393,427

Net reestimated liability	$4,904,646	$5,345,798	$5,701,065	$6,209,964	$6,527,430	$6,574,507

Six years later:
Gross reestimated liability	$6,441,624	$6,692,327	$6,952,158	$7,577,067	$8,153,244
Reestimated related reinsurance recoverable	1,257,308	1,137,314	1,070,850	1,212,174	1,560,957

Net reestimated liability	$5,184,316	$5,555,013	$5,881,308	$6,364,893	$6,592,287

Seven years later:
Gross reestimated liability	$6,660,562	$6,887,469	$7,177,351	$7,684,686
Reestimated related reinsurance recoverable	1,270,402	1,144,922	1,132,417	1,237,890

Net reestimated liability	$5,390,160	$5,742,547	$6,044,934	$6,446,796

Eight years later:
Gross reestimated liability	$6,849,486	$7,120,562	$7,305,583
Reestimated related reinsurance recoverable	1,279,119	1,209,184	1,161,659

Net reestimated liability	$5,570,367	$5,911,378	$6,143,924

Nine years later:
Gross reestimated liability	$7,075,398	$7,254,115
Reestimated related reinsurance recoverable	1,345,080	1,239,357

Net reestimated liability	$5,730,318	$6,014,758

Ten years later:
Gross reestimated liability	$7,208,948
Reestimated related reinsurance recoverable	1,375,902

Net reestimated liability	$5,833,046

Gross (deficiency) redundancy as of December 31, 2011	$(3,461,365)	$(3,221,531)	$(2,500,085)	$(1,743,222)	$(1,039,950)	$(499,985)	$(209,753)	$(56,014)	$126,114	$221,802

(1)
This table is on a calendar year basis and does not represent accident or underwriting year data.

        The trend depicted in the latest development year in the net reestimated liability portion of the "Analysis of Consolidated Net Loss Reserves Development" table and in the "Analysis of Net Unpaid Losses and Loss Adjustment Expenses and Net Reestimated Liability" table reflects net favorable development. Net favorable development of $122.0 million was recorded in 2011 on losses occurring in all prior years. (See MD&A for a discussion of the causes of the net favorable development.) This net favorable development was comprised of net favorable development of $224.7 million for losses occurring in 2002 to 2010, partially offset by net adverse development of $102.7 million for losses occurring in 2001 and prior.

        For TRH's domestic subsidiaries (TRC and Fair American), there is no difference in reserves for losses and LAE, net of related reinsurance recoverable, whether determined in accordance with generally accepted accounting principles in the U.S. ("GAAP") or statutory accounting principles. (See Note 7 of Notes to Consolidated Financial Statements for a reconciliation of beginning and ending gross and net loss reserves.)

Investment Operations

        TRH's investments must comply with the insurance laws of the State of New York, the state of domicile of TRC and Fair American, and of the other states and jurisdictions in which the Company and its subsidiaries are regulated. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate fixed maturities, preferred and common stocks, real estate mortgages and real estate. The Finance and Investment Committee of the Company's Board of Directors and senior management oversee investments, establish TRH's investment strategy and implement investment decisions. Through June 30, 2009, the AIG Group acted as financial advisors and managers of TRH's investment portfolio and, in connection therewith, made the selection of particular investments. Effective July 1, 2009, TRH employed a third party not affiliated with AIG to provide these services.

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

        The following table reflects investment results for TRH for each of the five years in the period ended December 31, 2011.

INVESTMENT RESULTS

	Consolidated			Excluding Securities Lending Program(1)
Years Ended December 31,	Average Investments and Interest-Bearing Cash(2)	Pre-Tax Net Investment Income	Pre-Tax Effective Yield(3)	Average Investments and Interest-Bearing Cash(4)	Pre-Tax Net Investment Income(5)	Pre-Tax Effective Yield(6)
	(dollars in thousands)
2011	$13,451,778	$457,558	3.4%	$13,451,778	$457,558	3.4%
2010	12,838,300	473,547	3.7	12,838,300	473,547	3.7
2009	11,460,994	467,402	4.1	11,460,994	467,402	4.1
2008	11,595,522	440,451	3.8	10,589,507	437,883	4.1
2007	12,024,944	469,772	3.9	10,171,508	467,293	4.6

(1)
Represents consolidated information excluding the Securities Lending Program, which was terminated in the fourth quarter of 2008.
(2)
Average of beginning and ending carrying values of investments and interest-bearing cash and cash equivalents for the year.
(3)
Pre-tax net investment income divided by average investments and interest-bearing cash and cash equivalents.
(4)
Average of beginning and ending carrying values of investments and interest-bearing cash and cash equivalents excluding securities lending invested collateral.
(5)
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

        As of December 31, 2011, the fair value of the total investment portfolio was $13.42 billion.

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

        Competition in the types of reinsurance in which TRH engages is based on many factors, including the perceived overall financial strength of the reinsurer; S&P, Best and Moody's ratings; states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer; capacity and coverages offered; premiums charged; specific terms and conditions of the reinsurance offered; value added services offered; speed of claims payment; and reputation and experience in the lines of business underwritten. These factors also operate in the aggregate across the reinsurance industry, generally in combination with prevailing economic conditions. Reinsurance purchases are also sensitive to cyclical movements in reinsurance rates, terms and conditions and, ultimately, the reinsurance industry's overall financial results.

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

Employees

        At December 31, 2011, TRH had approximately 630 employees. Approximately 270 employees were located in the New York headquarters; 120 employees were located in other locations in the United States and 240 employees were located in offices outside of the United States.

Regulation

        TRH's operations are subject to regulation in the U.S. and abroad. Changes to the regulatory environment can have a significant effect on TRH and its businesses. TRC, TRZ and Fair American, in common with other reinsurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an elected or appointed state insurance official. This regulation and supervision focuses primarily on the level of solvency that must be maintained, including risk-based capital measurements, limitations on the form of investments and other forms of risk. In addition, such regulation covers the licensing of underwriters of insurance and reinsurance, restrictions on the size of risks which may be insured under a single contract, specifications for deposits of securities for the benefit of ceding companies, methods of accounting, periodic examinations of the affairs and financial reports of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. As required by the State of New York, TRC and Fair American use the Codification of Statutory Accounting Principles as primary guidance on statutory accounting. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders rather than security holders.

        The rates and coverage terms of reinsurance agreements with non-affiliates are generally not subject to regulation by any governmental authority. This contrasts with primary insurance agreements where the rates and policy terms are generally closely regulated by governmental authorities. As a practical matter, however, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms under associated reinsurance agreements.

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

        Such insurance holding company laws generally also require prior regulatory agency approval of changes in direct or indirect control of an insurer or reinsurer and of certain material intercorporate transfers of assets within the holding company structure. The New York insurance laws provide that no corporation or other person may acquire direct control of TRC or Fair American, or acquire control of the Company and thus indirect control of TRC and Fair American, unless such corporation or person has obtained the prior approval of the New York State Department of Financial Services (the "NYS DFS") for such acquisition. For the purposes of the New York insurance laws, any investor acquiring ten percent or more of the Company's common shares would be presumed to be a "controlling person" of the Company and its subsidiaries, unless the NYS DFS determines upon application that such investor would not control the Company. An investor who could be deemed a "controlling person" of the Company would be required to obtain the approval of the NYS DFS prior to such acquisition. In addition, such investor would become subject to various ongoing reporting requirements in New York and in certain other states. In connection with the Alleghany Merger Agreement, Alleghany has made the requisite filings with the NYS DFS.

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

        At December 31, 2011, the statutory surplus of TRC and Fair American each exceeded the level of surplus required under RBC requirements for regulatory attention.

        Through the "credit for reinsurance" mechanism, TRC and Fair American are indirectly subject to the effects of regulatory requirements imposed by the states in which TRC's and Fair American's ceding companies are licensed. In general, an insurer which obtains reinsurance from a reinsurer that is licensed, accredited or authorized by the state in which the insurer files statutory financial statements is permitted to take a credit on its statutory financial statements in an aggregate amount equal to the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to the reinsurer, subject to certain limitations where amounts of reinsurance recoverable on paid losses are more than 90 days overdue. Certain states impose additional requirements that make it difficult to become so authorized, and certain states do not allow credit for reinsurance ceded to reinsurers that are not licensed or accredited in that state without additional provision for security.

        In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") was enacted. Dodd-Frank included specific provisions regarding the regulation of reinsurance. Under the reinsurance provisions of Dodd-Frank, with respect to reinsurance agreements entered on or after July 21, 2011, whether credit for reinsurance in financial statements is allowed will be determined by the state that is the domestic U.S. regulator of the ceding insurer, provided such state is accredited by the NAIC or found to be substantially equivalent. This provision prevents the non-domestic regulators of the ceding insurer from reaching a separate determination with respect to availability of credit for reinsurance. Dodd-Frank also creates the Federal Insurance Office (the "FIO"). The FIO has no administrative authority but will have the authority to collect data and to assist the U.S. Secretary of the Treasury in negotiating covered agreements. A covered agreement is a bilateral or multilateral agreement regarding prudential measures with respect to the business of insurance or reinsurance that is (a) entered into between the U.S. and one or more foreign governments, authorities or regulatory entities; and (b) relates to the recognition of prudential measures with respect to the business of insurance or reinsurance that achieves a level of protection achieved under state insurance or reinsurance regulation.

        In response to Dodd-Frank, several individual states including Florida, New York and New Jersey have developed their own credit for reinsurance guidelines modeled on the NAIC Reinsurance Regulatory Modernization Framework proposal. These state-based initiatives permit the insurance supervisor to consider the financial condition of an assuming reinsurer in addition to its domicile when determining credit for reinsurance. The NAIC is currently in the process of drafting a sweeping Solvency Modernization Initiative. While this initiative is in its early stages, the NAIC has completed a road-map and has articulated its objectives. The final manifestation of the initiative will come in the form of draft Model Laws and Acts for adoption by the individual states. These drafts are not expected to be completed in the near future.

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

        Within the European Union (the "EU"), the EU Reinsurance Directive of November 2005 (the "Reinsurance Directive") was adopted. The Reinsurance Directive requires member countries to lift barriers to trade within the EU for companies that are domiciled in an EU country. TRH operates within the EU, as a "Third Country Reinsurer" through a series of foreign branches and continues to evaluate the potential impact of the implementation of the Reinsurance Directive which could vary from country to country. TRH has contacted insurance regulators throughout the EU to ascertain their regulatory intent and to discuss each country's rule applicable to TRH. Currently, TRH continues to conduct business within the EU through its foreign branches with no significant impact on its operations. As each country within the EU adopts rules implementing the Reinsurance Directive, TRH could be materially adversely affected by the adopted rules. TRH may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries implementing the Reinsurance Directive.

        In addition to the Reinsurance Directive, the EU is phasing in a new regulatory regime for regulation of financial services known as "Solvency II." Solvency II is a principles-based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements of insurers and reinsurers. TRH could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustments to TRH's corporate operating structure.

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

Relationship with the AIG Group

  Secondary Public Offerings of the Company's Common Stock by AIG

        AIG, a Delaware corporation, is a holding company which, through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG's primary activities include property-casualty insurance, life insurance and retirement services operations.

        Immediately prior to June 10, 2009, AIG beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and AHAC, a wholly-owned subsidiary of AIG, consummated the June 2009 Offering of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. On March 15, 2010, AHAC consummated the March 2010 Offering of 8.5 million issued and outstanding shares of the Company's common stock owned by AHAC. The Company repurchased 2.0 million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company's common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company's then outstanding shares. As a result of its reduced ownership percentage, the AIG Group was no longer considered a related party after March 15, 2010.

  Reinsurance Assumed from the AIG Group

        In the normal course of business, TRH sells reinsurance to subsidiaries of the AIG Group. Based upon TRH's assessment of risk selection, pricing, terms and conditions and other relevant factors, TRH either accepts or rejects potential AIG Group business. Except where premiums assumed were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement, TRH has generally not set terms and conditions as lead underwriter with respect to the treaty reinsurance purchased by the AIG Group; however, TRH may in the future set terms and conditions with respect to such business as lead underwriter.

        After March 15, 2010, the AIG Group ceased to be a related party of TRH, as discussed above. Gross premiums written originated by the AIG Group and ceded to TRH from contracts that were entered into while the AIG Group was a related party were immaterial in 2011 and totaled approximately $196 million (4.8%) and $263 million (6.3%) in 2010 and 2009, respectively. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement; (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries; and (c) all premiums from contracts that were effective after March 15, 2010. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement are not material. (See Note 16 for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.)

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

        TRH's website, which can be found on the Internet at http://www.transre.com, contains frequently updated information about the Company and its operations. Copies of the Company's recent Forms 10-K, Forms 10-Q and Forms 8-K, and all amendments to those reports, can be accessed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by selecting "SEC Filings" on the menu under "Investor Information." References to TRH's website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

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

(a) Risks Related to TRH's Operations

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

        S&P, Best and Moody's are generally considered to be significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Financial strength and credit ratings by these rating agencies are important factors in establishing a competitive position for insurance and reinsurance companies. Financial strength ratings measure a company's ability to meet its insurance and reinsurance obligations to contract holders. Credit ratings measure a company's ability to repay its debt obligations and directly affect the cost and availability of unsecured financing. Ratings are subject to periodic review at the discretion of each respective rating agency and may be revised downward or revoked at their sole discretion. Rating agencies also may increase their scrutiny of rated companies, revise their rating standards or take other action. In addition, a ceding company's own rating may be adversely affected by a downgrade in the rating of its reinsurer or an affiliated company. Therefore, a downgrade of a rating of the Company or its operating subsidiaries may dissuade a ceding company from reinsuring with TRH in the future and may influence a ceding company to reinsure with one of TRH's competitors that has a higher financial strength rating. In general, if the insurer financial strength ratings and/or financial strength ratings of TRC, TRZ or Fair American from these rating agencies fall below "A-," certain rating agency triggers in TRH's contracts would allow customers to elect to take a number of actions such as terminating the contracts on a run-off or cut-off basis, requiring TRH to post collateral for all or a portion of the obligations or requiring commutation under the contract as described below. A downgrade of TRH's debt ratings may also increase future borrowing costs.

        A significant portion of TRH's in-force treaty contracts as of December 31, 2011 permit the ceding company to cancel the contract on a cut-off or run-off basis if TRH's operating subsidiaries' financial strength rating is downgraded below a certain rating level, generally "A-". In addition, contracts may also permit the ceding company to cancel the contract if there is a significant decline in the statutory surplus of TRC, generally of at least 20%. Contracts may contain one or both of the aforementioned contractual provisions, certain other cancellation triggers or other stipulations, such as a requirement to post collateral for all or a portion of TRH's obligations or require commutation under the contract if a triggering event occurs. Whether a ceding company would exercise any of these cancellation rights would depend on, among other factors, the reason and extent of such downgrade or surplus reduction, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage.

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

        Competition in the types of reinsurance in which TRH is engaged is based on many factors, including the perceived overall financial strength of the reinsurer; ratings of S&P, Best and Moody's; states or other jurisdictions where the reinsurer is licensed, accredited, authorized or can serve as a reinsurer; capacity and coverages offered; premiums charged; specific terms and conditions of the reinsurance offered; services offered; speed of claims payment; and reputation and experience in the lines of business underwritten.

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

        The great majority of TRH's premiums are written through brokers. In 2011, business brokered by companies controlled by Aon, Marsh and Willis accounted for 26%, 19% and 11%, respectively, of total gross premiums written. In addition, business brokered by TRH's 10 largest brokerage sources of business accounted for 69% of total gross premiums written in 2011. These brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with TRH. The loss of all or a substantial portion of the business provided by TRH's brokers could have a material adverse effect on TRH.

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

        The vast majority of TRH's investments are measured at fair value using methodologies, estimations and assumptions which are subject to differing interpretations. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Investments recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair values. (See Note 4 of Notes to Consolidated Financial Statements for the types of assets included in each of the three levels.)

        Securities that are less liquid are more difficult to value and trade. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the securities in TRH's investment portfolio if trading becomes less frequent or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that became illiquid due to changes in the financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and judgment of TRH's management. In addition, prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.

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

        The determination that a security has incurred an other-than-temporary decline in value requires the judgment of TRH's management and consideration of the fundamental condition of the issuer, its near-term prospects and all relevant facts and circumstances. (See Note 5(g) of Notes to Consolidated Financial Statements for the methodology TRH uses to determine OTTI.)

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

        Disruption and volatility in the global capital and credit markets and in the overall economy affects TRH's business in a number of ways, including the following:

  •
  disruption in the capital and credit markets may increase claims activity in TRH's reinsurance lines, such as D&O, E&O and trade credit
  •
  significant fluctuations in the fixed maturities, asset-backed securities and equities markets could reduce TRH's investment returns and the fair value of its investment portfolio
  •
  volatility in the capital and credit markets makes it more difficult to access those markets, if necessary, to maintain or improve TRH's financial strength and credit ratings or to generate liquidity
  •
  disruption in the overall economy may reduce demand for insurance and reinsurance products
  •
  increases in inflation could result in higher losses on reinsurance contracts, particularly in longer tailed lines of business, increased operating costs and decrease the fair value of TRH's investment portfolio

        It is difficult to predict when and how long these conditions will exist and how TRH's markets, business and investments will be adversely affected. Accordingly, these conditions could have a material adverse effect on TRH's consolidated financial condition or results of operations in future periods.

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

        Traditionally, regulatory and legislative changes affecting the insurance and reinsurance industries, as well as the financial services industry as a whole, are conducted in an organized and structured manner encompassing the issuance of draft legislation or regulations and a significant period for review, evaluation and comment by the industry and markets. As a result of the displacement in the financial markets and its impact on the insurance and reinsurance industry, legislators and/or regulators may feel compelled to pass new rules in an expedited manner without the normal review periods. The passage of new regulatory rules on an expedited basis may have a material adverse impact on TRH if those rules increase the cost of doing business or restrict TRH's ability to underwrite certain lines of business and/or make certain investments without providing TRH with the normal amount of time to review the new rules, assess their impact on TRH and allow TRH to alter its business strategies or restructure in the most efficient manner. Additionally, any proposed or future legislation or insurance regulatory initiatives may be more restrictive than current regulatory requirements or may result in higher costs. (See Regulation in Item 1. Business for a discussion of regulatory developments and related risks.)

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

        The payment of dividends, interest and other obligations by the Company is dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by the Company's subsidiaries is restricted by insurance regulations. For example, under New York insurance law, TRC and Fair American may pay dividends only out of their statutory earned surplus. The inability of the Company's subsidiaries to pay dividends in an amount sufficient for the Company to meet its obligations could have a material adverse effect on TRH.

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

        Whether a ceding company would have cancellation rights in connection with a change in control of TRH depends upon the language of its agreement with TRH. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company's views with respect to the financial strength and business reputation of the new controlling party or other significant owners of the Company's shares, the extent to which such ceding company has reinsurance coverage with such persons or its affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TRH's ratings following the change in control.

        In addition, contracts may provide a ceding company with multiple options, such as collateralization or commutation, that would be triggered by a change in control. As of December 31, 2011, TRH estimates that with respect to a change in control of TRH, approximately $642 million of unearned premiums, which would be reduced by applicable commissions, could be subject to return to the ceding company should every cedant exercise their contractual termination right, including the rights of collateralization or commutation. With respect to gross loss reserves, approximately $1.73 billion of gross loss reserves could be subject to collateralization requirements or commutation. Collateral requirements may take the form of trust agreements, funded by securities held, or letters of credit. Should cedants invoke the right to commute, an amount would be payable by TRH to the respective ceding companies representing both a return of unearned premiums and a settlement of loss reserves, where applicable. Upon commutation, the amount to be paid to settle the liability for gross loss reserves may include a discount or premium to the financial statement loss reserve value.

        TRH cannot presently predict the effects, if any, a change in control will have, including the extent to which cancellation rights would be exercised, if at all, nor the effect of a change in control on TRH's financial condition, results of operations, or cash flows, but such effect could be material.

(b) Risks Related to the Merger Pursuant to the Alleghany Merger Agreement

Failure to complete the Alleghany Merger could negatively impact the Company's share price, future business and financial results.

        The Alleghany Merger Agreement contains a number of conditions precedent that must be satisfied or waived prior to the consummation of the Alleghany Merger. In addition, the Alleghany Merger Agreement may be terminated by the Company or Alleghany under certain circumstances.

        If the Alleghany Merger is not completed, TRH's ongoing business may be adversely affected as follows:

  •
  the market price of the Company's common stock may decline
  •
  the manner in which brokers, insurers, cedants and other third parties perceive TRH may be negatively impacted, which in turn could affect TRH's ability to compete for or to win new business or obtain renewals in the marketplace

  •
  TRH's current and prospective employees may experience uncertainty about their future roles, which may adversely affect TRH's ability to attract and retain key personnel; the attention of TRH's management will have been diverted to the Alleghany Merger instead of being directed solely to TRH's own operations and pursuit of other opportunities that could have been beneficial to TRH
  •
  TRH may have to pay certain fees and costs relating to the Alleghany Merger, such as legal, accounting, financial advisor and printing fees

Current stockholders of the Company will have a reduced ownership and voting interest after the Alleghany Merger and will exercise less influence over management.

        Current stockholders of the Company have the right to vote in the election of the Company's board of directors (the "Board") and on other matters affecting the Company. Immediately after the Alleghany Merger is completed, it is expected that, on a fully diluted basis, current stockholders of the Company will own approximately 49% of the outstanding shares of Alleghany common stock. As a result of the Alleghany Merger, current stockholders of the Company will have less influence on the management and policies of Alleghany post-merger than they now have on the management and policies of the Company.

The shares of Alleghany common stock to be received by stockholders of the Company as a result of the merger will have different rights from the shares of the Company's common stock.

        Upon completion of the merger, stockholders of the Company will become stockholders of Alleghany, and their rights as stockholders will be governed by the Alleghany charter and the Alleghany bylaws. The rights associated with the Company's common stock are different from the rights associated with shares of Alleghany common stock.

The combined company is expected to incur substantial expenses related to the Alleghany Merger and the integration of the companies.

        The combined company is expected to incur substantial expenses in connection with the Alleghany Merger and the integration of the Company and Alleghany. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. While the Company assumed that a certain level of expenses would be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Alleghany Merger, and the amount and timing of such charges are uncertain at present.

The occurrence of severe catastrophic events may cause the combined company's financial results to be volatile and may affect the financial results of the combined company differently than such an event would have affected the financial results of the Company on a stand-alone basis.

        Because the combined company will, among other things, underwrite property catastrophe insurance and reinsurance and have large aggregate exposures to natural and man-made disasters, management expects that the combined company's loss experience generally will include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events is likely to cause substantial volatility in the combined company's financial results. In addition, because catastrophes are an inherent risk of the combined company's business, a major event or series of events can be expected to occur from time to time and to have a material adverse effect on the combined company's financial condition and results of operations, possibly to the extent of eliminating the combined company's shareholders' equity. Upon completion of the Alleghany Merger, the combined company's exposure to natural and man-made disasters will be different from the exposure of the Company prior to the completion of the Alleghany Merger. Accordingly, the Alleghany Merger may exacerbate the exposure described above.

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

        In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH's aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH's approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH's financial condition, results of operations or cashflows. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH's results of operations, financial condition or cashflows.

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

(a) Stockholder Legal Proceedings Related to the Agreement and Plan of Merger, dated as of June 12, 2011 (the "Allied World Merger Agreement"), between Allied World Assurance Company Holdings, AG ("Allied World"), the Company and GO Sub, LLC, a wholly-owned subsidiary of Allied World ("GO Sub"), and the Alleghany Merger Agreement

        In connection with the since-terminated Allied World Merger Agreement, five putative stockholder class action lawsuits were filed against the Company and the members of the Board challenging the merger contemplated by the Allied World Merger Agreement: Ivers v. Transatlantic Holdings, Inc., et al., C.A. No. 6574-VCP (Court of Chancery of the State of Delaware), Clark v. Transatlantic Holdings, Inc., et al., Index No. 651706/2011 (Supreme Court of the State of New York, County of New York), Sutton v. Transatlantic Holdings, Inc., et al., Index No. 651705/2011 (Supreme Court of the State of New York, County of New York), Jaroslawicz v. Transatlantic Holdings, Inc., et al., Index No. 651718/2011 (Supreme Court of the State of New York, County of New York), and Kramer v. Transatlantic Holdings, Inc., et al., C.A. No. 6626-VCP (Court of Chancery of the State of Delaware). Each lawsuit named the Company, the members of the Board, and Allied World as defendants. Four of the lawsuits also named GO Sub as a defendant, and the Sutton lawsuit named a former director of the Company as a defendant. Each of the lawsuits asserted that the members of the Board breached a fiduciary duty in connection with the approval of the merger of GO Sub with and into the Company pursuant to the terms of the Allied World Merger Agreement (the "Allied World Merger"), and that Allied World and its subsidiaries aided and abetted the alleged breaches of a fiduciary duty. The Clark action also alleged that the Company aided and abetted its directors' alleged breach of a fiduciary duty. The lawsuits sought to enjoin the Allied World Merger, among other relief.

        On June 29, 2011, defendants moved to dismiss or stay the three New York actions in favor of the virtually identical proceedings pending in the Delaware Court of Chancery. On July 25, 2011, the plaintiffs in the three New York actions moved to consolidate those actions into a single action. On October 18, 2011, the parties stipulated that each of these actions would be discontinued without prejudice. The Court entered the parties' stipulation the following day.

        On July 21, 2011, Vice Chancellor Parsons of the Court of Chancery of the State of Delaware entered an order consolidating the two Delaware actions. Under that order, the Delaware plaintiffs filed a consolidated amended complaint on August 1, 2011 alleging that the Board breached a fiduciary duty by approving certain deal measures that purportedly privileged the Allied World Merger over other potential proposals, including a proposal from Validus Holdings, Ltd. ("Validus"), and by allegedly failing to include material information in the Company's proxy materials, and that Allied World and GO Sub aided and abetted such breaches. Additionally, on August 1, 2011, the Delaware plaintiffs filed a motion to expedite proceedings and a motion for a preliminary injunction, both of which the Company opposed. At a conference held on August 22, 2011, the court declined to set a hearing date on the Delaware plaintiffs' motion for a preliminary injunction and, except for a very narrow issue, denied the Delaware plaintiffs' motion for expedited discovery.

        On October 10, 2011, the Delaware plaintiffs filed a second consolidated amended complaint alleging that the Board breached a fiduciary duty (and that Allied World and GO Sub aided and abetted such breach) by, among other things, adopting and refusing to rescind a shareholder rights plan, approving certain payments to Allied World in conjunction with the termination agreement, dated September 15, 2011, among the Company, Allied World and GO Sub (the "Termination Agreement") and approving a share repurchase program. The second amended complaint also asserted derivative claims for breach of fiduciary duty against the Board, Allied World and GO Sub, a claim for unjust enrichment against Allied World and GO Sub, and a derivative claim for declaratory relief that the Termination Agreement is null and void. The lawsuit sought the return of any payments from the Company to Allied World pursuant to the Termination Agreement, among other relief. On October 24, 2011, defendants moved to dismiss the second consolidated amended complaint.

        On December 21, 2011, the Delaware plaintiffs filed their third consolidated amended complaint. This third consolidated amended complaint added Alleghany and Shoreline as defendants, and alleged that the members of the Board breached a fiduciary duty in connection with the approval of the Alleghany Merger and that Alleghany and Shoreline aided and abetted the alleged breaches of fiduciary duty. In addition, this third consolidated amended complaint retained its allegations against Allied World and its subsidiaries. On January 6, 2012, defendants moved to dismiss the third consolidated amended complaint.

        In connection with the Alleghany Merger Agreement, two additional putative stockholder class action lawsuits were filed against the Company and the members of the Board challenging the merger contemplated by the Alleghany Merger Agreement: Clark v. Transatlantic Holdings, et al., Index No. 653256/2011 (Supreme Court of the State of New York, County of New York) and Sutton v. Transatlantic Holdings, et al., Index No 653532/2011 (Supreme Court of the State of New York, County of New York). These lawsuits asserted that the members of the Board breached a fiduciary duty in connection with the approval of the Alleghany Merger and that the Company, Alleghany and Shoreline aided and abetted the alleged breaches of fiduciary duty. On January 4, 2012, the Company and the Board filed a motion to dismiss or stay the Clark action.

        On January 30, 2012, the Company entered into a memorandum of understanding with the plaintiffs regarding the settlement of these putative stockholder class actions against the Company and its directors, Alleghany, Shoreline, Allied World and GO Sub. The Company agreed, pursuant to the terms of the proposed settlement, to make certain supplemental disclosures related to the Alleghany Merger. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Company's stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Alleghany Merger, the Alleghany Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys' fees and expenses to be paid by the Company or its successor, which the defendants may oppose. The Company or its successor will pay or cause to be paid any attorneys' fees and expenses awarded by the Court of Chancery of the State of Delaware. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court of Chancery of the State of Delaware will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

(b) Validus Holdings, Ltd. v. Transatlantic Holdings, Inc., et al., C.A. No. 6776-VCP (Court of Chancery of the State of Delaware)

        On August 10, 2011, Validus filed a complaint in Delaware Chancery Court against the Company, the Board, Allied World and GO Sub. The complaint alleges that the Company and the Board breached their fiduciary duties (and that Allied World and GO Sub aided and abetted such breaches) (a) by requiring Validus to execute a confidentiality agreement containing a standstill provision prior to engaging in negotiations with Validus and (b) as a result of the Company's and Allied World's various disclosures regarding both the proposed merger with Allied World and Validus' proposal, which Validus alleges include false and misleading statements. On August 16, 2011, Validus filed a Motion for Preliminary Injunction and a Motion for Expedited Proceedings, both of which the Company opposed. At a conference held on August 22, 2011, the court declined to set a hearing date on Validus' motion for a preliminary injunction and indicated that it was unlikely to conclude that Validus asserted a colorable claim for breach of fiduciary duty based on the Company's requirement that Validus enter into a confidentiality agreement with a standstill provision. On August 24, 2011, Validus withdrew its motion for expedited proceedings. On September 6, 2011, the Company and the Board moved to dismiss the complaint.

        The Company and the Board believe this lawsuit is without merit and intend to defend against it vigorously.

(c) Transatlantic Holdings, Inc. v. Validus Holdings Ltd., Case No. 1:11-cv-00661 (U.S. District Court for the District of Delaware)

        On July 28, 2011, the Company filed a lawsuit in the United States District Court for the District of Delaware against Validus alleging that Validus violated Sections 14(a) and (e) of the Securities Exchange Act of 1934 ("Securities Exchange Act") and Section 11 of the Securities Act of 1933 by making materially false and/or misleading statements in its proxy and tender offer materials filed with the SEC. The lawsuit seeks, among other relief, an order: (a) compelling Validus to correct the material false and/or misleading statements it has made in connection with both its proxy and tender offer materials; and (b) prohibiting Validus from acquiring or attempting to acquire shares of the Company until its misstatements have been corrected. On August 10, 2011, Validus filed a motion to dismiss the Company's lawsuit. On September 12, 2011, the Company filed an amended complaint against Validus and two Validus executives alleging that Validus and the executives violated Section 14(a) of the Securities Exchange Act by making materially false and/or misleading statements in its proxy and tender offer materials filed with the SEC and seeking a declaration that the Company's Schedule 14(D)-9 filed with the SEC complies with Section 14(d)(1) of the Securities Exchange Act. Pursuant to a stipulation filed with the court on October 3, 2011, the parties agreed, among other things, that Validus' motion to dismiss would be withdrawn as moot and that the Company could file an amended complaint after October 31, 2011.

(d) Other Legal Proceedings

        On January 26, 2012, the Company reached an agreement with AIG to settle a dispute, previously in arbitration, which arose as a result of losses claimed by TRH from its participation in a securities lending program administered and managed by AIG. The agreement calls for the parties to attempt to reach a mediated settlement involving the securities lending program, along with various other business issues that were not the subject of the arbitration proceedings. If a mediated settlement is not reached, the parties have agreed that the mediator will determine the amount of a settlement payment to TRH by June 1, 2012 with respect to the securities lending claims alone within a range between $45 million and $125 million. TRH will record the benefit resulting from this settlement when the final outcome is determined. The agreement settles all of the claims in the arbitration without any admission of liability by any party.

        On September 15, 2011, TRC entered into a negotiated settlement and commutation with United Guaranty Residential Insurance Company, United Guaranty Mortgage Indemnity Company, United Guaranty Credit Insurance Company and United Guaranty Residential Insurance Company of North Carolina (collectively, "UGC") with respect to arbitration proceedings involving certain contracts related to subprime mortgages and credit default insurance pursuant to which UGC purchased reinsurance from TRC. The negotiated settlement reduced 2011 net premiums written and net premiums earned by $19 million, net losses and loss adjustment expenses incurred in respect of losses occurring in prior years by $61 million and net commissions by $3 million, resulting in a pre-tax net benefit to (loss) income before income taxes of $45 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
EXECUTIVE OFFICERS OF THE REGISTRANT

        The table below sets forth the names, positions and ages of the persons who are the executive officers of the Company as of February 27, 2012.

Name	Position	Age	Served as Officer Since
Michael C. Sapnar	President and Chief Executive Officer and Director	45	2005	(1)
Kenneth Apfel	Executive Vice President and Chief Actuary	53	2004	(2)
Paul A. Bonny	Executive Vice President, President International Operations	55	1994
Gary A. Schwartz	Executive Vice President and General Counsel	51	1999	(3)
Steven S. Skalicky	Executive Vice President and Chief Financial Officer	63	1995
Javier E. Vijil	Executive Vice President, President Latin American and Caribbean Division	58	1996

(1)
Mr. Sapnar was named President and Chief Executive Officer of the Company, TRC and Fair American by election of the Board of Directors effective as of January 1, 2012. From September 2011 to December 2011, Mr. Sapnar was President of the Company, TRC and Fair American. From May 2011 to September 2011, Mr. Sapnar was Executive Vice President and Chief Operating Officer of the Company, TRC and Fair American. From May 2006 to May 2011, Mr. Sapnar was Executive Vice President and Chief Underwriting Officer, Domestic Operations of the Company, TRC and Fair American. Since May 2011 to the present, Mr. Sapnar has served as a Director of the Company. Since December 2004 to the present, Mr. Sapnar has served as a Director of TRC and Fair American.
(2)
Mr. Apfel was named Executive Vice President and Chief Actuary of the Company, TRC and Fair American by election of the Board of Directors in September 2008. From August 2004 to September 2008, Mr. Apfel was Senior Vice President and Chief Actuary of the Company, TRC and Fair American. Since May 2005 to the present, Mr. Apfel has served as a Director of TRC and Fair American, but not of the Company.
(3)
Mr. Schwartz was named Executive Vice President and General Counsel of the Company, TRC and Fair American by election of the Board of Directors in September 2011. From May 2004 to September 2011, Mr. Schwartz was Senior Vice President and General Counsel of the Company, TRC and Fair American. From November 2008 to March 2009, Mr. Schwartz also was Corporate Secretary of the Company, TRC and Fair American. Since May 2005 to the present, Mr. Schwartz has served as a Director of TRC and Fair American, but not of the Company.

PART II

Item 5.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table sets forth the high and low sales prices and the dividends declared per share of Transatlantic Holdings, Inc. (the "Company") Common Stock ("TRH shares") on the New York Stock Exchange Composite Tape for each of the four quarters of 2011 and 2010:

	2011			2010
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$52.68	$46.17	$0.21	$54.25	$46.67	$0.20
Second Quarter	51.23	43.85	0.22	53.39	44.08	0.21
Third Quarter	53.00	44.54	0.22	51.50	46.05	0.21
Fourth Quarter	56.03	46.81	—	54.08	49.68	0.21

        The Company paid each dividend in the quarter following the quarter of declaration.

        Under the terms of the Agreement and Plan of Merger (the "Alleghany Merger Agreement") dated November 20, 2011 with Alleghany Corporation ("Alleghany") and Shoreline Merger Sub, Inc. (formerly Shoreline Merger Sub, LLC), a wholly-owned subsidiary of Alleghany ("Shoreline"), the Company is prohibited from paying dividends on its common stock during the pendency of the merger. However, the Company was permitted to pay in the fourth quarter of 2011 the $0.22 per share dividend declared in the third quarter of 2011. See Note 15 of Notes to Consolidated Financial Statements for restrictions on the Company's operating subsidiaries' ability to pay dividends.

        As of January 31, 2012, the approximate number of holders of TRH shares, including those whose TRH shares are held in nominee name, was 15,000.

        In December 2009, the Board of Directors (the "Board") authorized the purchase of up to $200 million of TRH shares from time to time in the open market or via negotiated transactions through December 31, 2011 (the "December 2009 Authorization"). In October 2010, the Board approved a new share repurchase program, which authorized the Company to repurchase up to $200 million of the Company's outstanding common shares from time to time in the open market or via negotiated transactions through December 31, 2012 (the "October 2010 Authorization"). The October 2010 Authorization superseded the December 2009 Authorization.

        In September 2011, the Board approved a strategic plan for the Company, which provided, among other things, for the repurchase of up to $600 million of the Company's common shares (the "September 2011 Authorization") through open market or negotiated purchases. The September 2011 Authorization superseded the October 2010 Authorization. Pursuant to the terms of the Alleghany Merger Agreement, the Company ceased repurchasing its common shares under the September 2011 Authorization as of

November 20, 2011. In the fourth quarter of 2011, prior to November 20, 2011, the Company repurchased 4.3 million shares of its common stock under its share repurchase program as detailed below:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Share Repurchase Program	Dollar Amount Still Available Under Share Repurchase Program at End of Month (in thousands)(2)
October 2011	3,033,006	$50.81	3,033,006	$404,701
November 2011	1,226,475	53.97	1,226,475	338,506
December 2011	—	—	—	338,506

Total	4,259,481	51.72	4,259,481	338,506

(1)
Does not include 2,177 shares relating to restricted stock units ("RSUs") that were attested to in satisfaction of withholding taxes relating to the issuance of the Company's shares for vested RSUs by holders of the Company's employee RSUs.
(2)
Under the terms of the Alleghany Merger Agreement, the Company is prohibited from repurchasing its common shares during the pendency of the merger.

Performance Graph

        The following Performance Graph compares the cumulative total return to stockholders on TRH shares for a five-year period (December 31, 2006 to December 31, 2011) with the cumulative total return of the S&P 500 stock index (the "S&P 500 Index") and peer group of companies (the "Peer Group"). Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

        The Peer Group consists of seventeen reinsurance companies to which TRH compared its business and operations: Alterra Capital Holdings Ltd. (starting on May 13, 2010, the first trading day following its formation), Arch Capital Group Ltd., Axis Capital Holdings Ltd., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., IPC Holdings, Ltd. (through September 4, 2009, when it was acquired by Validus Holdings, Ltd.), Max Capital Group Ltd. (through May 12, 2010, when it merged with Harbor Point Ltd. to form Alterra Capital Holdings Ltd.), Montpelier Re Holdings Ltd., Odyssey Re Holdings Corp. (through October 28, 2009, when it was acquired by Fairfax Financial Holdings Limited), Partner Re Ltd., Platinum Underwriters Holdings, Ltd., PXRE Group Ltd. (through August 6, 2007, when it was acquired by Argo Group International Holdings, Ltd.), RenaissanceRe Holdings Ltd., SCOR S.E., SCOR Holding (Switzerland) (formerly known as Converium Holding AG, through June 27, 2008 when it was delisted), Swiss Reinsurance Company Ltd. and Validus Holdings Ltd. (starting on September 8, 2009, the first day following its acquisition of IPC Holdings, Ltd.). The performance of Alterra Capital Holdings Ltd., IPC Holdings, Ltd., Max Capital Group Ltd., Odyssey Re Holdings Corp., PXRE Group Ltd., and SCOR Holding (Switzerland) are included for a shorter period since they were not public companies for the entire five-year performance period.

 Cumulative Total Return to Stockholders
Value of $100 Invested at December 31, 2006
Comparison of Cumulative Five Year Total Return

Company/Index	Dec. 2006	Dec. 2007	Dec. 2008	Dec. 2009	Dec. 2010	Dec. 2011
Transatlantic Holdings, Inc.	$100.00	$118.01	$65.96	$87.40	$88.03	$94.90
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
Peer Group	100.00	98.16	82.04	88.81	101.83	104.87

Item 6.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

        The Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data and ratios)
Statement of Operations Data:
Net premiums written	$3,859,567	$3,881,693	$3,986,101	$4,108,092	$3,952,899

Net premiums earned	$3,819,462	$3,858,620	$4,039,082	$4,067,389	$3,902,669
Net losses and loss adjustment
expenses incurred	(3,256,401)	(2,681,774)	(2,679,171)	(2,907,227)	(2,638,033)
Net commissions	(932,108)	(932,820)	(927,918)	(980,626)	(980,121)
Increase (decrease) in deferred policy acquisition costs	11,506	2,898	(12,406)	6,956	16,901
Other underwriting expenses	(172,332)	(177,624)	(158,181)	(131,555)	(115,760)

Underwriting (loss) profit(1)	(529,873)	69,300	261,406	54,937	185,656
Net investment income	457,558	473,547	467,402	440,451	469,772
Realized net capital gains (losses)(2)	88,600	30,101	(70,641)	(435,541)	9,389
(Loss) gain on early extinguishment of debt	(1,179)	(115)	9,869	10,250	—
Interest on senior notes	(66,769)	(68,272)	(43,454)	(43,359)	(43,421)
Other expenses, net(3)	(163,004)	(31,773)	(28,549)	(23,515)	(25,644)

(Loss) income before income taxes	(214,667)	472,788	596,033	3,223	595,752
Income (taxes) benefits	115,448	(70,587)	(118,371)	99,031	(108,611)

Net (loss) income	$(99,219)	$402,201	$477,662	$102,254	$487,141

Per Common Share:
Net (loss) income:
Basic	$(1.62)	$6.28	$7.20	$1.54	$7.37
Diluted	(1.62)	6.19	7.15	1.53	7.31
Cash dividends declared	0.65	0.83	0.79	0.73	0.62
Share Data:
Weighted average common shares outstanding:
Basic	61,424	64,092	66,381	66,270	66,124
Diluted	61,424	64,930	66,802	66,722	66,654
Ratios(4):
Loss ratio	85.3%	69.5%	66.3%	71.5%	67.6%

Commission ratio	24.1	24.1	23.3	23.9	24.7
Other underwriting expense ratio	4.5	4.6	3.9	3.2	2.9

Underwriting expense ratio	28.6	28.7	27.2	27.1	27.6

Combined ratio	113.9%	98.2%	93.5%	98.6%	95.2%

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Balance Sheet Data:
Total investments	$13,419,699	$12,972,739	$12,315,395	$10,229,557	$12,500,540
Cash and cash equivalents	367,806	284,491	195,723	288,920	255,432
Total assets	15,934,673	15,705,354	14,943,659	13,376,938	15,484,327
Unpaid losses and loss adjustment expenses	9,529,003	9,020,610	8,609,105	8,124,482	7,926,261
Unearned premiums	1,177,325	1,212,535	1,187,526	1,220,133	1,226,647
Senior notes	1,005,960	1,030,511	1,033,087	722,243	746,930
Total stockholders' equity	4,082,953	4,284,459	4,034,380	3,198,220	3,349,042
Book value per common share(5)	$71.15	$68.83	$60.77	$48.19	$50.56

(1)
Includes pre-tax net catastrophe (costs) of ($852) million in 2011, ($202) million in 2010, $6 million in 2009, ($170) million in 2008 and ($55) million in 2007.
(2)
Includes OTTI write-downs charged to earnings of ($4) million in 2011, ($8) million in 2010, ($83) million in 2009, ($318) million in 2008 and ($27) million in 2007.
(3)
2011 includes merger-related costs of $138 million.
(4)
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

 Cautionary Statement Regarding Forward-Looking Information

        This Annual Report on Form 10-K and other publicly available documents may include, and Transatlantic Holdings, Inc. (the "Company") and its subsidiaries (collectively with the Company, "TRH"), through their officers and representatives, may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the U.S. federal securities laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as:

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

        It is possible that TRH's actual results, financial condition and expected outcomes may differ, possibly materially, from those anticipated in these forward-looking statements. Important factors that could cause TRH's actual results to differ, possibly materially, from those discussed in the specific forward-looking statements may include, but are not limited to, uncertainties relating to economic conditions, financial and credit market conditions, cyclical industry conditions, credit quality, government, regulatory and accounting policies, volatile and unpredictable developments (including natural and man-made catastrophes), the legal environment, legal and regulatory proceedings, failures of pricing models to accurately assess risks, the reserving process, the competitive environment in which TRH operates, interest rate and foreign currency exchange rate fluctuations, the uncertainties inherent in international operations, risks associated with the ability to consummate the merger with Alleghany and the timing of the closing of the merger, the ability to successfully integrate our operations and employees, the ability to realize anticipated benefits and synergies of the transaction, the potential impact of the announcement of the transaction or consummation of the transaction on relationships, including with employees, credit rating agencies, customers and competitors the ability to retain key personnel, pricing and policy term trends, increased competition, the impact of acts of terrorism and acts of war, greater frequency or severity of unpredictable catastrophic events, negative rating agency action, the adequacy of loss reserves, changes in regulations or tax laws, changes in the availability, cost or quality of reinsurance or retrocessional coverage, adverse general economic conditions, and judicial, legislative, political and other government developments, as well as management's response to these factors.

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

Financial Statements

        The following discussion refers to the consolidated financial statements of TRH as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, which are presented elsewhere herein. Financial data discussed below have been affected by certain transactions between TRH and related parties. (See Notes 14 and 16 of Notes to Consolidated Financial Statements.)

Executive Overview

        The operations of the Company are conducted principally by its three major operating subsidiaries — Transatlantic Reinsurance Company® ("TRC"), Trans Re Zurich Reinsurance Company Ltd. ("TRZ") and Fair American Insurance and Reinsurance Company (formerly Putnam Reinsurance Company) ("Fair American") — and are managed based on its geographic segments. Through its operations on six continents, TRH offers reinsurance capacity on both a treaty and facultative basis — structuring programs for a full range of property and casualty products, with an emphasis on specialty lines, which may exhibit greater volatility of results over time than most other lines. Such capacity is offered through reinsurance brokers and, to a lesser extent, directly to domestic and foreign insurance and reinsurance entities.

        TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Company's senior notes and merger-related costs (see Note 3 of Notes to Consolidated Financial Statements ("Note 3")). Prior to 2011, financial information for the Sydney branch was included in the London branch as part of the International-Europe segment. Sydney branch financial information for prior periods was not material. Starting in 2011, Sydney is more appropriately considered a segment for financial reporting purposes and is aggregated with other segments that are generally not material in International-Other. Segment information for periods prior to 2011 have been revised to conform to the current segment presentation. Data from the London and Paris branches and from TRZ are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong, Tokyo and Sydney branches are grouped as International-Other and represent the aggregation of segments that are generally not material.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        In 2011, casualty lines comprised 70% of TRH's net premiums written, while property lines totaled 30%. Business written by international operations represented 51% of net premiums written in 2011. (See Operational Review for year to year comparisons of such measures.)

        TRH's major sources of revenues are net premiums earned for reinsurance risks undertaken and income from investments. The great majority of TRH's investments are in available for sale fixed maturities. In general, premiums are received significantly in advance of related claims payments.

  Merger Agreement with Alleghany Corporation ("Alleghany") and Terminated Merger Agreement with Allied World Assurance Company Holdings, AG ("Allied World")

          In 2011, TRH was involved in merger-related activities. See Note 3 for merger-related costs and Note 18 of Notes to Consolidated Financial Statements ("Note 18") for legal proceedings related to merger-related activities.

  (a) Merger Agreement with Alleghany

          On November 20, 2011, the Company entered into an Agreement and Plan of Merger (the "Alleghany Merger Agreement") with Alleghany and Shoreline Merger Sub, Inc. (formerly, Shoreline Merger Sub, LLC), a wholly-owned subsidiary of Alleghany ("Shoreline"). The Alleghany Merger Agreement provides for the merger of the Company with and into Shoreline (the "Alleghany Merger"), with Shoreline continuing as the surviving company and a wholly-owned subsidiary of Alleghany. Upon completion of the Alleghany Merger, Shoreline's name will change to "Transatlantic Holdings, Inc." Pursuant to the terms and conditions of the Alleghany Merger Agreement, upon completion of the Alleghany Merger, stockholders of the Company will be entitled to receive, in exchange for each share of common stock they hold at the effective time of the Alleghany Merger, either stock or cash consideration with a value equal to the sum of (a) 0.145 multiplied by the average of the closing sales prices on the New York Stock Exchange for Alleghany common stock during the five trading days ending the day before the completion of the Alleghany Merger and (b) $14.22.

          On February 6, 2012, the stockholders of the Company and the stockholders of Alleghany each approved the Alleghany Merger. The Alleghany Merger is expected to close in the first quarter of 2012, subject to regulatory approvals and customary closing conditions.

  (b) Terminated Merger Agreement with Allied World

          On June 12, 2011, Allied World and the Company agreed to a "merger of equals" business combination of the two companies pursuant to the terms of an Agreement and Plan of Merger, dated as of June 12, 2011 (the "Allied World Merger Agreement"), between Allied World, the Company and GO Sub, LLC, a wholly-owned subsidiary of Allied World ("GO Sub"). Pursuant to the terms of the Allied World Merger Agreement, GO Sub would have merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Allied World. Pursuant to the terms and conditions of the Allied World Merger Agreement, stockholders of the Company would have been entitled to receive 0.88 common shares of Allied World for each share of the Company's common stock (and cash in lieu of any fractional shares).

          On September 15, 2011, the Company, Allied World and GO Sub entered into a termination agreement (the "Termination Agreement") pursuant to which the parties mutually terminated the

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

  Allied World Merger Agreement. Pursuant to the Termination Agreement, the Company paid Allied World termination fees and expenses totaling $115.0 million in 2011.

  Secondary Public Offerings of the Company's Common Stock by American International Group, Inc. ("AIG") and its subsidiaries (collectively, the "AIG Group")

          Immediately prior to June 10, 2009, AIG beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and American Home Assurance Company ("AHAC"), a wholly-owned subsidiary of AIG, consummated a secondary public offering (the "June 2009 Offering") of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. On March 15, 2010, AHAC consummated another secondary public offering (the "March 2010 Offering", and collectively with the June 2009 Offering, the "Secondary Offerings") of 8.5 million issued and outstanding shares of the Company's common stock owned by AHAC. The Company repurchased 2.0 million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company's common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company's then outstanding shares. As a result of its reduced ownership percentage, the AIG Group was no longer considered a related party after March 15, 2010.

  Consolidated Results

        The following table summarizes TRH's revenues, (loss) income before income taxes and net (loss) income for the periods indicated:

	Years Ended December 31,
	2011		2010		2009
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount
	(dollars in millions)
Revenues	$4,364.4	0.1%	$4,362.2	(1.9)%	$4,445.7
(Loss) income before income taxes	(214.7)	(145.4)	472.8	(20.7)	596.0
Net (loss) income	(99.2)	(124.7)	402.2	(15.8)	477.7

        Revenues in 2011 were level with 2010 as increases in realized net capital gains were offset by decreases in net premiums earned and net investment income. The increase in realized net capital gains in 2011 is due to an increase in realized net capital gains on equities available for sale, due in part to the rebalancing of TRH's equity portfolio, and net foreign currency transaction gains in 2011 compared to net realized foreign currency transaction losses in 2010. The decrease in net investment income is due principally to a decrease in investment income from other invested assets, partially offset by increased investment income from equities. The decrease in investment income from other invested assets is due mainly to losses from an insurance-related alternative investment and a decrease in equity method income from TRH's 40% interest in Kuwait Reinsurance Company (K.S.C.) ("Kuwait Re"). The increase in net investment income from equities is due in part to the rebalancing of TRH's equity portfolio to place a greater emphasis on dividend generation. The decrease in net premiums earned occurred in the Domestic segment, partially offset by an increase in the International-Other segment. The lines with the most

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

significant decreases in net premiums earned were the other liability, accident and health ("A&H"), fidelity, credit and mortgage guaranty lines, partially offset by significant increases in the auto liability, property, ocean marine and medical malpractice lines. (See Note 5(e) of Notes to Consolidated Financial Statements ("Note 5(e)") for a breakdown of realized net capital gains (losses).)

        Revenues decreased in 2010 compared to 2009 due primarily to a decrease in net premiums earned, partially offset by realized net capital gains in 2010 compared to realized net capital losses in 2009. The decrease in net premiums earned occurred principally in the Domestic and International-Europe segments. The lines with the most significant decreases in net premiums earned were the auto liability, property, medical malpractice and ocean marine lines, partially offset by a significant increase in the other liability line. The increase in realized net capital gains (losses) in 2010 is due to a decrease in other-than-temporary impairments ("OTTI") and an increase in realized net capital gains on sales and redemptions of securities, partially offset by an increase in net foreign currency transaction losses.

        Results for 2011 included pre-tax net catastrophe costs of $852 million principally relating to the March 2011 Tohoku earthquake and resulting tsunami in Japan; the February 2011 earthquake in New Zealand; fourth quarter 2011 flooding in Thailand; first quarter 2011 flooding in Australia and Cyclone Yasi; and second quarter 2011 tornado activity in the United States. Results for 2010 included pre-tax net catastrophe costs of $202 million principally relating to the February 2010 earthquake in Chile; the September 2010 earthquake in New Zealand; first quarter 2010 storms in Australia and fourth quarter 2010 flooding in Australia; and the April 2010 Deepwater Horizon explosion. While there were no significant catastrophe losses for events occurring in 2009, the year 2009 included a reduction of pre-tax net catastrophe costs incurred of ($6) million relating to events occurring in prior years. Catastrophe costs include losses incurred and related reinstatement premiums, the details of which can be found in Note 11 of Notes to Consolidated Financial Statements ("Note 11"). Reinstatement premiums may arise on both assumed and ceded business as a result of contractual provisions found in certain catastrophe excess-of-loss reinsurance contracts that require additional premium to be paid in the event of a loss to reinstate coverage for the remaining portion of the contract period. Net assumed (ceded) reinstatement premiums serve to increase (decrease) net premiums written and earned.

        The loss before income taxes and net loss in 2011 compared to income before income taxes and net income in 2010 is primarily the result of an underwriting loss of ($529.9) million in 2011 compared to an underwriting profit of $69.3 million in 2010 and $138.4 million of merger-related costs, partially offset by an increase in realized net capital gains. (See Note 3.) The decrease in underwriting profit (loss) was primarily due to an increase in catastrophe costs in 2011, partially offset by an increase in favorable net loss reserve development and the net benefit from the negotiated settlement of an arbitration proceeding. In the aggregate, net catastrophe costs, net favorable development and the negotiated settlement of an arbitration proceeding decreased 2011 underwriting profit by $594.6 million compared to 2010. The percentage decrease in net income (loss) between periods is less than the percentage decrease in income (loss) before income taxes largely as a result of the significant tax benefits recorded related to the significant net catastrophe costs in 2011, partially offset by the limited tax benefit on merger-related costs recorded in 2011.

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

        TRH recognized income tax (benefits) expenses relating to pre-tax net catastrophe costs of ($298.1) million, ($70.9) million and $2.0 million in 2011, 2010 and 2009, respectively, and, in 2011, recognized income tax benefits of ($6.1) million associated with merger-related costs.

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

        In the casualty lines, rates were uneven in 2009. Certain lines, like directors' and officers' liability ("D&O") of financial institutions showed rate increases, while others were flat or showed decreases. Results in many casualty lines benefited from favorable accident year loss severity and frequency trends in 2009. In the property lines, some catastrophe exposed regions, particularly peak zones, saw significant rate increases in the first half of 2009, which leveled off in the second half of 2009.

        Market conditions were generally challenging in 2010 as a result of several trends: there was downward pressure on reinsurance rates in many lines; ceding companies increased their retentions; there was excess capital in the reinsurance marketplace; and ceding companies attempted to increase ceding commissions to recoup the cost of higher primary insurance broker commissions.

        While the catastrophe events occurring in 2010, which principally affected property lines, resulted in significant losses for the industry, they did not meaningfully impact overall catastrophe reinsurance pricing trends. In addition, some rate softening was evident, with U.S. catastrophe exposed lines coming under greater pressure than international lines. In the casualty lines, opportunities remained in certain specialty casualty lines such as D&O, which continues to show favorable loss frequency trends, medical malpractice and A&H, although these lines faced increased pressure as the year progressed. Market conditions for marine and offshore energy lines showed sustained improvement following the Deepwater Horizon

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

explosion, while rate increases leveled off in the aviation line. Primary rates for other casualty lines generally remained under pressure, although internationally they are showing some signs of improvement.

        Overall market conditions were mixed in 2011, but with some positive signs in certain areas in which TRH is well positioned. 2011 was marked by major catastrophe events, with significant industry losses from earthquakes in Japan and New Zealand, flooding in Australia and Thailand and tornados in the U.S. Following the severity and frequency of catastrophe events over the last two years, rate improvements in property catastrophe exposed lines were evident in the loss-affected areas. However, areas not significantly impacted by catastrophe losses were more resistant to rate improvements. Overall U.S. property catastrophe business exhibited modestly higher risk-adjusted rates and stable terms and conditions. Additionally, changes to industry risk-exposure models in the U.S. increased upward rate pressure in certain regions and property lines, but significant industry capacity and a difficult economy limited improvements. In the catastrophe affected areas of the Pacific Rim, property catastrophe and other property rates improved in New Zealand, Australia and Japan. In the U.K. and continental Europe, traditional property and property catastrophe rates remained generally flat except in loss affected areas. In Latin America, property rates increased modestly but the market remained competitive.

        Specialty casualty lines continued to be competitive. Certain pockets of opportunity existed in errors and omissions liability ("E&O"). Additionally, market volatility and the sovereign debt crisis eased downward pressure on rates in D&O and E&O. Rates in medical malpractice continued to soften slightly although loss frequency and severity trends remain acceptable, with U.S. business being more attractive than international business. General casualty business remained mixed, with international general liability and umbrella business generally remaining highly competitive and unattractive, while U.S. regional and umbrella business started to show modest rate improvements.

        In the January 1, 2012 renewal period, rates for casualty lines generally remained mixed, with terms and conditions largely remaining stable. In general casualty, U.S. general casualty, auto and umbrella rates generally remained flat or increased slightly, while rates in the U.K. and continental Europe generally faced downward pressure, although U.K. motor rates did see significant increases. Rates strengthened in marine programs and aviation programs saw some rate softening. In specialty casualty, D&O and E&O rates were generally flat while medical malpractice rates faced increased downward pressure as a result of favorable claims frequency levels in recent periods.

        Property catastrophe rates increased during the January 1, 2012 renewal period, but were tempered by abundant capacity. Given the magnitude and frequency of catastrophe events in recent years, TRH expects rates for catastrophe exposed lines to continue to increase in 2012.

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

Critical Accounting Estimates

        This discussion and analysis of financial condition and results of operations is based on TRH's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The preparation of these financial statements requires the

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

use of estimates and judgments that affect the reported amounts and related disclosures. TRH relies on historical experience and on various other assumptions that it believes to be reasonable, under the circumstances, to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

  •
  Excess Casualty: The vast majority of this class consists of domestic treaties, including pro rata and excess-of-loss contracts of general liability business. Excess casualty is dominated by umbrella business, some of which have very high attachment points. This business is generally very long-tailed and characterized by relatively low frequency and high severity type losses. Therefore, expected loss ratio methods, such as the incurred B-F method, are heavily relied upon for most years due to the lack of mature reported experience in the most recent years and the volatile nature of experience in older years. The ELRs utilized for the most recent years are based on the projected ultimate loss ratios of prior years adjusted for rate level changes, estimated loss cost trends and other quantifiable changes, as well as actuarial pricing indications.

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

        In the course of these detailed loss reserve reviews, which are performed by underwriting year and by line of business, a point estimate of the loss reserve need is determined. Differences between the indications arising from the various methods are analyzed to understand the drivers of these differences, so that TRH can make a selection based on the methods that are believed to be most appropriate for that line of business. Frequently, the selection is based on an average of the various indications, giving the most weight to the indications deemed most appropriate. Generally speaking, TRH is often able to give more weight to loss development indications for more mature years where credible reported losses exist, as opposed to the more current years, where the B-F method is often highly relied upon due to the lack of credible and mature reported experience. When the actuarial point estimate is compared to the carried reserve, it is recognized that there is an implicit range around the indicated point estimate whereby a carried reserve within that range may be considered reasonable. TRH reviews the appropriateness of the held reserves relative to the indicated point estimate considering many factors. These factors may include, but are not limited to, the amount and direction of any difference between the point estimate and the held reserve, any operational issues which may be difficult to actuarially quantify, various actuarial assumptions on which management may want additional input or any observations regarding optimism or conservatism which management may believe need to be considered. Thus, the carried reserves, as determined by management, may be more or less than the actuarially determined point estimate. As of December 31, 2011 and 2010, TRH's carried loss and LAE reserves, net of related reinsurance recoverable, were $9.03 billion and $8.21 billion, respectively, and were equal to the actuarial point estimate.

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

        TRH's annual loss reserve review for 2011 did not include the calculation of a range of loss reserve estimates. Because management does not believe it can currently assign credible probabilistic values to a range, a better understanding of the volatility of loss reserve estimates can be gained via an analysis of the sensitivity of these estimates to changes in the critical assumptions used in the loss reserve review process as opposed to creating a range during the loss reserve review process.

        An analysis of the sensitivity of the loss reserve indications to these key assumptions can be performed by measuring the effect of various changes to the assumptions utilized in the reviews. The assumptions made regarding factors considered in the sensitivity analysis, such as loss trends, ELRs and loss development factors, are generally consistent with TRH's historical experience. Loss development factors, for example, which are used to project reported paid and incurred losses to an ultimate incurred loss, are selected based on the curves fitted to the historical averages which best represent the data. ELRs are based on the ultimate loss ratios for the more mature years adjusted for changes in the rate levels and other quantifiable factors to enable the ELRs to remain consistent with historical experience. In general, it is believed that the vast majority of potential volatility in the loss reserves results from the longer-tailed lines of business. For the purpose of these sensitivity analyses, only the IBNR portion of loss reserves from these longer-tailed lines, which represent approximately 80% of the total IBNR portion of loss reserves at December 31, 2011, were included in the calculations. Additionally, only those underwriting years where it is believed reasonable for deviations from the original assumptions to occur were utilized. Generally, the last 16 years were included in the analysis. The results derived from the sensitivity analyses are roughly the same whether utilizing unpaid losses and loss adjustment expenses ("gross loss reserves") or net loss reserves.

        While noting that there exists the potential for greater variations, TRH believes utilizing 5% and 10% changes to the assumptions made for both loss development factors and ELRs provide reasonable benchmarks for a sensitivity analysis of the loss reserve estimates at December 31, 2011. For example, changing the ELRs by 5 percentage points has an impact of about $190 million (either positively or negatively) on the loss reserve estimate. While less likely for many classes of business, TRH notes that changing the ELRs by 10 percentage points has an effect of about $385 million. As previously described, another key assumption is the selection of loss development patterns. The effect of increasing the tail on the selected loss development patterns by 5% is about $390 million. Similarly, a 10% deviation would impact the reserve estimate by about $765 million. Because a downward adjustment to the loss development patterns can result in implied negative future development on reported losses for certain years, this scenario is not believed to be as likely as that of an upward deviation of this amount.

        Due to the assumptions and methodologies utilized by TRH in its reviews of longer-tailed classes of business, changes to the ELRs generally have a much greater impact on the assessment of loss reserves for the most recent few underwriting years while deviations from the loss development factors utilized in the reviews generally are more critical to the loss reserve indications for older underwriting years (i.e., 2002 and prior). Management believes that it is reasonable to simultaneously vary both of the assumptions previously discussed by 5% and 10%. The effect of varying these assumptions together by 5% is about $600 million. Increasing these assumptions by 10% simultaneously adds approximately $1.25 billion to the reserve estimates, although management considers this scenario to be significantly less likely than the 5%

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

scenario previously discussed. TRH also notes that the classes of business for which these assumptions are most critical are medical malpractice, D&O, E&O and excess casualty.

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

        The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An active market is one in which transactions for the asset being valued occurs with sufficient frequency and volume to provide pricing information on an ongoing basis. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly for the asset being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions. (See Note 4 of Notes to Consolidated Financial Statements ("Note 4") for the valuation techniques and inputs that TRH uses to determine fair value.)

        As of December 31, 2011, of TRH's $13.2 billion of fixed maturities available for sale, equities available for sale and other invested assets measured at fair value on a recurring basis, approximately $13.1 billion was based on prices received from independent pricing services and approximately $0.1 billion was based on non-binding broker quotes or internal valuation sources. Management reviewed all fair values from external sources and did not make any material adjustments to the fair values.

        Through June 30, 2009, the AIG Group managed the investments and performed investment recordkeeping and the valuation services discussed in Note 4 for TRH. Effective July 1, 2009, TRH employed third parties not affiliated with AIG to provide these services.

        See Note 4 for discussion of how TRH determines the fair value of its fixed maturities available for sale, equities available for sale and short-term investments.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

  Fair Value Hierarchy and Level 3 Assets

          Assets recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the market place used to measure fair value. (See Note 4 for additional information about fair value measurements.)

          The valuation of Level 3 assets requires the greatest degree of judgment, as these measurements may be made under circumstances in which there is little, if any, market activity for the asset. At December 31, 2011, TRH classified $185.1 million of assets measured at fair value on a recurring basis as Level 3. This represented 1.4% of total assets measured at fair value on a recurring basis. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. TRH's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

    •
    Other invested assets: Fair values for other invested assets, principally private equity investments, are initially valued at the transaction price. Subsequently, fair value is based on the financial statement information or net asset value of the investee.

  (c) OTTI of Investments

        See Note 5(g) of Notes to Consolidated Financial Statements ("Note 5(g)") for the criteria TRH uses to evaluate if an investment is a candidate for OTTI.

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

        At December 31, 2011, TRH had gross unrealized losses on all fixed maturities available for sale and equities available for sale totaling $116 million which did not meet the criteria for OTTI charged to earnings. If TRH's determination of OTTI is materially incorrect, it could have a material adverse effect on TRH's results of operations.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        TRH's financial statements reflected estimates of gross premiums written, commissions and premium balances receivable, for which data had as yet to be reported by cedants as of December 31, 2011 and 2010, as follows:

2011

Major Class	Gross Premiums Written	Commissions	Premium Balances Receivable
		(in thousands)
Casualty:
Other liability	$96,830	$33,648	$63,182
Accident and health	10,047	2,758	7,289
Medical malpractice	17,186	4,655	12,531
Auto liability	16,920	4,085	12,835
Ocean marine and aviation	62,364	7,959	54,405
Surety and credit	32,751	7,249	25,502
Other	25,871	6,019	19,852

Total casualty	261,969	66,373	195,596

Property:
Fire	91,423	17,187	74,236
Allied lines	23,165	6,798	16,367
Homeowners multiple peril	1,548	653	895
Earthquake	8,996	1,590	7,406
Auto physical damage	2,759	856	1,903
Other	1,155	340	815

Total property	129,046	27,424	101,622

Total	$391,015	$93,797	$297,218

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2010

Major Class	Gross Premiums Written	Commissions	Premium Balances Receivable
		(in thousands)
Casualty:
Other liability	$108,025	$39,656	$68,369
Accident and health	20,232	1,594	18,638
Medical malpractice	23,059	6,119	16,940
Auto liability	7,325	1,522	5,803
Ocean marine and aviation	42,013	4,611	37,402
Surety and credit	31,137	9,827	21,310
Other	17,961	4,845	13,116

Total casualty	249,752	68,174	181,578

Property:
Fire	55,952	13,009	42,943
Allied lines	10,873	2,360	8,513
Homeowners multiple peril	11,491	3,975	7,516
Earthquake	9,169	1,708	7,461
Auto physical damage	4,639	1,259	3,380
Other	913	288	625

Total property	93,037	22,599	70,438

Total	$342,789	$90,773	$252,016

        TRH has provided no allowance for bad debts relating to the premium estimates based on its historical experience, the general profile of its cedants and the ability TRH has in most cases to significantly offset these premium receivables with losses and LAE or other amounts payable to the same parties.

Operational Review

  Results of Operations

        TRH derives its revenue from two principal sources: premiums from reinsurance assumed net of reinsurance ceded (i.e., net premiums earned) and income from investments. The following table shows net

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

premiums written, net premiums earned, net investment income, realized net capital gains (losses), (loss) gain on early extinguishment of debt and total revenues of TRH for the periods indicated:

	Years Ended December 31,
	2011		2010		2009
	Amount	Change From Prior Year	Amount	Change From Prior Year	Amount
	(dollars in millions)
Net premiums written	$3,859.6	(0.6)%	$3,881.7	(2.6)%	$3,986.1
Net premiums earned	3,819.5	(1.0)	3,858.6	(4.5)	4,039.1
Net investment income	457.6	(3.4)	473.5	1.3	467.4
Realized net capital gains (losses)	88.6	194.3	30.1	142.6	(70.6)
(Loss) gain on early extinguishment of debt	(1.2)	(925.2)	(0.1)	(101.2)	9.9
Total revenues	4,364.4	0.1	4,362.2	(1.9)	4,445.7

        The decrease in net premiums written in 2011 compared to 2010 is due to a decrease in Domestic net premiums written, partially offset by an increase in International net premiums written. The decrease in net premiums written was partially mitigated by an increase in net assumed reinstatement premiums relating to catastrophe losses incurred and the impact of changes in foreign currency exchange rates. The decrease in Domestic net premiums written includes a $19 million decrease in mortgage guaranty net premiums written resulting from the negotiated settlement of an arbitration proceeding. (See Note 18.)

        The decrease in net premiums written in 2010 compared to 2009 is due principally to a decrease in Domestic net premiums written. The decrease in net premiums written reflects increased ceding company retentions and competitive market conditions which led TRH not to renew certain business that did not meet TRH's underwriting standards.

        In general, premium fluctuations reflect prevailing market conditions in recent periods, as discussed earlier in MD&A, and strategic decisions by TRH's management.

        A breakdown of total net premiums written in 2011, 2010 and 2009 is as follows:

	Years Ended December 31,
	2011	2010	2009
Casualty	70.4%	70.7%	71.3%
Property	29.6	29.3	28.7

Total	100.0%	100.0%	100.0%

Domestic	48.5%	50.2%	51.5%
International	51.5	49.8	48.5

Total	100.0%	100.0%	100.0%

        The following table summarizes the net effect of changes in foreign currency exchange rates compared to the U.S. dollar on the percentage change in net premiums written in 2011 and 2010 compared to the respective immediately prior year.

	2011	2010
Change excluding foreign exchange	(2.5)%	(2.5)%
Foreign exchange effect	1.9	(0.1)

Change as reported in U.S. dollars	(0.6)%	(2.6)%

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Domestic net premiums written in 2011 totaled $1.87 billion, a decrease of $76.2 million, or 3.9%, from 2010. Significant decreases in Domestic net premiums written in the other liability ($67.8 million) and mortgage guaranty ($14.9 million) lines were partially offset by a significant increase in the ocean marine ($13.2 million) line. The decrease in mortgage guaranty net premiums written includes a $19 million decrease resulting from the negotiated settlement of an arbitration proceeding. (See Note 18.)

        International net premiums written in 2011 totaled $1.99 billion, an increase of $54.1 million, or 2.8%, from 2010. The most significant increases in net premiums written occurred in the London ($107.9 million), Hong Kong ($23.5 million) and Paris ($13.4 million) branches, partially offset by significant decreases in TRZ ($74.9 million) and the Miami ($17.3 million) branch. The most significant increases in International net premiums written were recorded in the auto liability ($85.6 million), ocean marine ($37.8 million), medical malpractice ($20.3 million) and credit ($15.9 million) lines along with relatively small increases spread across several lines, partially offset by significant decreases in the A&H ($62.6 million), other liability ($40.2 million) and fidelity ($25.6 million) lines. The increase in International net premiums written was partially due to an increase in net assumed reinstatement premiums related to catastrophe losses incurred and includes the impact of changes in foreign currency exchange rates. Changes in foreign currency exchange rates increased net premiums written in 2011 by $72.6 million compared to 2010. Excluding the impact of changes in foreign currency exchange rates, International net premiums written would have decreased 1.0% in 2011 compared to 2010.

        Domestic net premiums written decreased in 2010 by $101.5 million, or 5.0%, from 2009 to $1.95 billion. Significant decreases in Domestic net premiums written were recorded in the A&H ($28.5 million), auto liability ($25.7 million), medical malpractice ($24.3 million) and other liability ($20.2 million) lines.

        International net premiums written in 2010 totaled $1.93 billion and remained level with 2009. Significant decreases in net premiums written occurred in the Miami ($36.5 million) and Paris ($35.7 million) branches, largely offset by significant increases in TRZ ($24.5 million) and the Hong Kong ($17.3 million), Sydney ($17.0 million) and Tokyo ($13.3 million) branches. Significant decreases in International net premiums written were recorded in the ocean marine ($26.9 million) and credit ($24.9 million) lines. These decreases were largely offset by significant increases in the A&H ($35.1 million) and auto liability ($22.2 million) lines. Changes in foreign currency exchange rates decreased 2010 International net premiums written by $4.6 million compared to 2009. Excluding the impact of changes in foreign currency exchange rates, International net premiums written would have increased 0.1% in 2010 compared to 2009.

        Generally, reasons for changes in gross premiums written between years are similar to those for net premiums written, except for changes in ceded premiums, including premiums assumed from a subsidiary of AIG that, by prearrangement, were ceded in an equal amount to other subsidiaries of AIG. See Note 16 of Notes to Consolidated Financial Statements ("Note 16"). As further discussed in Note 14 of Notes to Consolidated Financial Statements, certain business assumed by TRH from the AIG Group were related party transactions as a result of the AIG Group's ownership interest through March 15, 2010. TRH either accepted or rejected business with such companies based on its assessment of risk selection, pricing, terms and conditions, among other factors.

        The decreases in gross premiums written and ceded premiums written in 2011 compared to 2010 are largely due to a decrease in premiums assumed from a subsidiary of AIG that, by prearrangement with TRH, were then ceded in an equal amount to other subsidiaries of AIG. In the fourth quarter of 2011, TRH terminated such agreements with the subsidiaries of AIG. Upon termination, gross premiums written

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

were decreased by $86.4 million for the settlement of all remaining unearned premiums and ceded premiums written were decreased by an equal amount for the settlement of related prepaid reinsurance premiums, with no impact on net premiums written. The majority of the increase in premiums ceded in 2010 compared to 2009 is due to an increase in premiums assumed from a subsidiary of AIG that, by prearrangement with TRH, were then ceded in an equal amount to other subsidiaries of AIG.

        As premiums written are primarily earned ratably over the terms of the related coverage, the reasons for changes in net premiums earned are generally similar to the reasons for changes in net premiums written over time.

        Net investment income in 2011 totaled $457.6 million, a decrease of $16.0 million, or 3.4%, from 2010 due largely to a decrease in investment income from other invested assets, partially offset by increased investment income from equities. The decrease in investment income from other invested assets is due mainly to losses from an insurance-related alternative investment and a decrease in equity method income from TRH's 40% interest in Kuwait Re. The increase in net investment income from equities is due in part to the rebalancing of TRH's equity portfolio to place a greater emphasis on dividend generation. The decrease in net investment income was partially mitigated by changes in foreign currency exchange rates in 2011 which increased net investment income by approximately $4.0 million, or 0.8%, compared to 2010. Net investment income from other invested assets can display greater volatility than other classes of investments. Net investment income in 2010 totaled $473.5 million, an increase of $6.1 million, or 1.3%, compared to 2009 due largely to an increase in investment income from fixed maturities of $25.1 million, offset by decreases in investment income from equities of $3.8 million and other investment income of $12.1 million. Excluding the impact of foreign currency exchange rate changes, net investment income in 2010 would have increased by 1.5% compared to 2009. The increase in investment income from fixed maturities is due in part to the investment of net operating cash inflows in recent periods. (See Note 5(d) of Notes to Consolidated Financial Statements for a breakdown of the components of net investment income and the cash flow discussion under Financial Condition and Liquidity.)

        For 2011, 2010 and 2009, the pre-tax effective yields on investments were 3.4%, 3.7% and 4.1%, respectively. The pre-tax effective yield on investments represents net investment income divided by the average balance sheet carrying value of investments and interest-bearing cash. The decrease in pre-tax yield on investments in 2011 compared to 2010 is due in part to a lower pre-tax yield on the fixed maturity portfolio and a decrease in investment income from other invested assets, partially offset by increased investment income from equities. The decrease in the pre-tax effective yield on investments for 2010 compared to 2009 is due primarily to a lower pre-tax effective yield on the fixed maturity portfolio.

        Realized net capital gains (losses) totaled $88.6 million, $30.1 million and ($70.6) million in 2011, 2010 and 2009, respectively. The increase in realized net capital gains in 2011 compared to 2010 was due in large part to an increase in realized net capital gains on equities available for sale, resulting largely from the rebalancing of TRH's equities available for sale portfolio, and net foreign currency transaction gains in 2011 compared to net foreign currency transaction losses in 2010. The realized net capital gain in 2010 compared to the realized net capital loss in 2009 is due largely to a decrease in OTTI write-downs in 2010 compared to 2009. Realized net capital gains (losses) generally result from (a) investment dispositions, which reflect TRH's investment and tax planning strategies to optimize after-tax income; (b) OTTI of investments; and (c) foreign currency transaction gains (losses). (See Note 5(e) for a breakdown of realized net capital gains (losses).)

        Realized net capital losses in 2011 included ($4.2) million of OTTI write-downs charged to earnings, largely related to equities in an unrealized loss position for 12 or more consecutive months. Realized net

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

capital losses in 2010 included ($8.0) million of OTTI write-downs charged to earnings, largely related to issuer-specific credit losses on fixed maturities. OTTI decreased in 2010 compared to 2009 due in large part to improvements in the financial and credit markets. Realized net capital losses in 2009 included ($83.1) million of OTTI write-downs charged to earnings, due in large part to the depressed fair values of certain securities and issuer specific credit events in 2009.

        Upon the ultimate disposition of securities for which write-downs have been recorded, a portion of the write-downs may be recoverable depending on market conditions at the time of disposition. (See Note 5(g) for the criteria used in the determination of such write-downs.)

        OTTI write-downs by balance sheet category and type of impairment recorded for the years indicated are presented in the table below:

	Severity and/or Duration	Lack of Intent to Hold to Recovery	Issuer- Specific Credit Events	Total
	(in millions)
Year Ended December 31, 2011:
Fixed maturities	$—	$(1.0)	$—	$(1.0)
Equities	(3.1)	—	(0.1)	(3.2)

Total included in the statement of operations	$(3.1)	$(1.0)	$(0.1)	(4.2)

Fixed maturities—included in the statement of comprehensive income				—

Total				$(4.2)

Year Ended December 31, 2010:
Fixed maturities	$—	$—	$(6.3)	$(6.3)
Equities	(1.1)	—	—	(1.1)
Other invested assets	—	—	(0.6)	(0.6)

Total included in the statement of operations	$(1.1)	$—	$(6.9)	(8.0)

Fixed maturities—included in the statement of comprehensive income				(6.7)

Total				$(14.7)

Year Ended December 31, 2009:
Fixed maturities	$(14.7)	$(6.0)	$(19.1)	$(39.8)
Equities	(35.4)	(4.4)	(3.5)	(43.3)

Total included in the statement of operations	$(50.1)	$(10.4)	$(22.6)	(83.1)

Fixed maturities—included in the statement of comprehensive income				(13.4)

Total				$(96.5)

        In 2011, 2010 and 2009, TRH repurchased portions of its 5.75% senior notes due in 2015 (the "2015 Notes" and together with the 2039 Notes, the "Senior Notes"). There were no repurchases of the 2039 Notes in 2011, 2010 and 2009. (See Note 8 of Notes to Consolidated Financial Statements ("Note 8") for the impact of the repurchases.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        The property and casualty insurance and reinsurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio reflects only underwriting results and does not include income from investments. Generally, a combined ratio under 100% indicates an underwriting profit and a combined ratio exceeding 100% indicates an underwriting loss. Underwriting profitability is subject to significant fluctuations due to competition, natural and man-made catastrophic events, economic and social conditions, foreign currency exchange rate fluctuations, interest rates and other factors. TRH's combined ratio and its components are presented in accordance with the methodology commonly used by insurance industry analysts and TRH's peers. The combined ratio represents the sum of the loss ratio and the underwriting expense ratio. The loss ratio represents net losses and LAE incurred expressed as a percentage of net premiums earned. The underwriting expense ratio represents the sum of the commission ratio and the other underwriting expense ratio. The commission ratio represents the sum of net commissions and the decrease (increase) in deferred policy acquisition costs expressed as a percentage of net premiums earned. The other underwriting expense ratio represents other underwriting expenses expressed as a percentage of net premiums earned.

        The following table presents loss ratios, underwriting expense ratios and combined ratios for consolidated TRH and each of TRH's reporting segments, for the years indicated:

	Years Ended December 31,
	2011	2010	2009
Consolidated:
Loss ratio	85.3%	69.5%	66.3%

Commission ratio	24.1	24.1	23.3
Other underwriting expense ratio	4.5	4.6	3.9

Underwriting expense ratio	28.6	28.7	27.2

Combined ratio	113.9%	98.2%	93.5%

Domestic:
Loss ratio	66.6%	67.1%	66.0%

Commission ratio	23.1	23.7	23.2
Other underwriting expense ratio	5.0	5.0	4.2

Underwriting expense ratio	28.1	28.7	27.4

Combined ratio	94.7%	95.8%	93.4%

International-Europe:
Loss ratio	84.3%	73.5%	74.3%

Commission ratio	23.2	21.7	22.0
Other underwriting expense ratio	3.9	3.9	3.3

Underwriting expense ratio	27.1	25.6	25.3

Combined ratio	111.4%	99.1%	99.6%

International-Other:
Loss ratio	143.2%	68.5%	46.8%

Commission ratio	29.1	31.5	27.1
Other underwriting expense ratio	4.4	4.6	4.3

Underwriting expense ratio	33.5	36.1	31.4

Combined ratio	176.7%	104.6%	78.2%

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        The higher loss ratio for consolidated TRH in 2011 compared to 2010 is due principally to the net impact of higher net catastrophe costs, partially offset by increased estimated net favorable development and the negotiated settlement of an arbitration proceeding in 2011. (See Note 7 of Notes to Consolidated Financial Statements ("Note 7"), Note 11 and Note 18.) The higher loss ratio for consolidated TRH in 2010 compared to 2009 is due principally to increased catastrophe costs, partially offset by increased favorable net loss reserve development. In the aggregate, catastrophe costs, net loss reserve development and, for 2011 only, the negotiated settlement of an arbitration proceeding added (decreased) 19.5%, 3.9% and (0.9)% to (from) the consolidated TRH combined ratio in 2011, 2010 and 2009, respectively.

        2011 includes pre-tax net catastrophe costs of $851.8 million principally relating to the March 2011 Tohoku earthquake and resulting tsunami in Japan; the February 2011 earthquake in New Zealand; fourth quarter 2011 flooding in Thailand; first quarter 2011 flooding in Australia and Cyclone Yasi; and second quarter 2011 tornado activity in the United States. Net catastrophe costs in the aggregate added 22.4%, 4.6%, 14.1% and 93.6% to the 2011 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively. (See Note 11 for the amounts of net catastrophe costs by segment and the amounts of consolidated gross and ceded catastrophe losses incurred and reinstatement premiums. See discussion in Catastrophe Exposure of the magnitude of TRH's catastrophe exposures.)

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

        In addition, in 2011, TRH decreased its estimates of the ultimate amounts of net losses occurring in 2010 and prior years by $122.0 million. This net favorable development was comprised of net favorable development of $224.7 million for losses occurring in 2002 to 2010, partially offset by net adverse development of $102.7 million relating to losses occurring in 2001 and prior. The detail of the $122.0 million net favorable development by line of business relating to all prior years is presented in the table below:

Line of Business	Net Loss Reserve at December 31, 2010	Year-end 2010 Net Reestimated Liability at Year-end 2011	Amount of Reestimation (Deficiency) Redundancy(1)
	(in thousands)
Other liability	$3,911,374	$3,994,327	$(82,953)
Allied lines	174,461	109,357	65,104
Mortgage guaranty(2)	58,232	(2,597)	60,829
Fire	514,575	473,487	41,088
Credit	106,984	81,780	25,204
Other, net	3,449,147	3,436,415	12,732

Total	$8,214,773	$8,092,769	$122,004

(1)
Amount of reestimation represents the (increase) decrease in net losses and LAE incurred in 2011 relating to losses occurring in 2010 and prior years.
(2)
The year-end 2010 net reestimated liability at year-end 2011 includes the impact of a negotiated settlement of an arbitration proceeding on amounts recorded as paid and unpaid losses in prior years. (See Note 18.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Net favorable development was recorded for losses occurring in the allied lines, fire and credit lines, each arising principally from losses occurring in 2009 to 2010, and in the mortgage guaranty line, arising principally from losses occurring in 2007 to 2008. Net adverse development was recorded in 2011 in the other liability line, arising principally from losses occurring in 2001 and prior, partially offset by favorable development from losses occurring between 2004 and 2006. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. (See Note 11 for amounts included in net favorable development that relate to catastrophe losses.)

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

        Based on information presently available, TRH's current loss reserves represent management's best estimate of ultimate losses, but there can be no assurance that TRH's loss reserves will not develop adversely due to, for example, the inherent volatility in loss trend factors and variability of reporting practices for those classes, among other factors, and materially exceed the carried loss reserves as of December 31, 2011 and thus, have a material adverse effect on future results of operations, financial condition and cash flows.

        For 2011 compared to 2010, the changes in gross and ceded losses and LAE incurred each include amounts relating to business assumed from an AIG subsidiary which, by prearrangement with TRH, was then ceded in an equal amount to other AIG subsidiaries. In the fourth quarter of 2011, TRH terminated such agreements with the subsidiaries of AIG. Upon termination, gross losses and LAE incurred were decreased by $250.9 million for the settlement of all remaining gross loss reserves related to these agreements and ceded losses and LAE incurred were decreased by an equal amount for the settlement of all remaining reinsurance recoverables, with no net impact on net losses and LAE incurred. In addition, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses as discussed in Note 11.

        2010 includes pre-tax net catastrophe costs of $202.4 million, principally relating to the February 2010 earthquake in Chile; the September 2010 earthquake in New Zealand; first quarter 2010 storms in Australia and fourth quarter 2010 flooding in Australia; and the April 2010 Deepwater Horizon explosion. Net catastrophe costs in the aggregate added (decreased) 5.2%, (0.1)%, 5.8% and 22.7% to the 2010 combined ratios for consolidated, Domestic, International-Europe and International-Other, respectively.

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

        Net favorable development was recorded for losses occurring in the fire, surety and credit and ocean marine lines, arising principally from losses occurring in 2005 to 2009. Significant net adverse development was recorded in 2010 in the other liability line, arising principally from losses occurring in 2002 and prior, partially offset by favorable development from losses occurring between 2003 and 2006. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, net adverse development was recorded in 2010 for losses occurring in the fidelity line, arising principally from losses occurring in 2006 to 2009. (See Note 11 for amounts included in net favorable development that relate to catastrophe losses.)

        The favorable development in 2005 through 2009 results generally from favorable loss trends. The net adverse development arising from losses occurring in 2001 and prior generally relates to various excess casualty lines such as general liability and excess umbrella liability which were impacted by late reported excess claims.

        For 2010 compared to 2009, the change in gross and ceded losses and LAE incurred includes the changes in gross and ceded catastrophe losses as discussed in Note 11.

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

        Significant net favorable development was recorded for losses occurring in the fire and allied lines, arising principally from losses occurring in 2007 to 2008, and the surety and credit line, arising principally from losses occurring in 2004 to 2008. The line of business with the most significant net adverse development recorded in 2009 was the other liability line, arising principally from losses occurring in 2001 and prior, partially offset by favorable development from losses occurring between 2004 and 2006. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes. In addition, significant net adverse development was recorded in 2009 for losses occurring in the fidelity line, arising principally from losses occurring in 2007 to 2008, related to the global credit crisis. (See Note 11 for amounts included in net favorable development that relate to catastrophe losses.)

        The favorable development in 2004 through 2008 results generally from favorable loss trends. The net adverse development arising from losses occurring in 2001 and prior generally relates to various excess casualty lines such as general liability and excess umbrella liability which were impacted by late reported high layer excess claims. In 2009, ceding companies and their reinsurers continued to experience increased loss costs relative to expectations as loss emergence patterns continue to lengthen as regards the soft market years of 1997 through 2001.

        The underwriting expense ratio for consolidated TRH in 2011 remained level with 2010. The underwriting expense ratio for consolidated TRH in 2010 increased 1.5% compared to 2009 due to increases of 0.8% in the commission ratio and of 0.7% in the other underwriting expense ratio. The increase in the commission ratio in 2010 compared to 2009 occurred in International-Other and Domestic. The increase in the other underwriting expense ratio in 2010 compared to 2009 is related largely to increased employee compensation and benefits expenses, including stock compensation.

        In June 2011, TRH offered retention agreements to key officers and employees (the "2011 Retention Plan"). Approximately $29 million of compensation offered consisted of stock-based compensation, which will vest equally on September 30, 2012 and December 31, 2013, subject to the recipients' continued employment with TRH on those dates, among other things. As of December 31, 2011, the stock-based compensation has not yet been granted and therefore no expense has been recorded related to these agreements. The remainder of the program provides for cash awards aggregating $11 million payable on December 31, 2012, subject to the recipients' continued employment with TRH through December 31,

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2012, among other things. Retention agreements with Alleghany will replace the 2011 Retention Plan related to the stock-based retention agreements with substantially similar values and vesting terms and will generally become effective after the completion of the Alleghany Merger. (See Note 19 of Notes to Consolidated Financial Statements ("Note 19").)

        $2 million of expenses related to cash awards under the 2011 Retention Plan were incurred in 2011 and are included mainly in other underwriting expenses. Expenses related to the 2011 Retention Plan will be incurred ratably through the vesting periods, with the majority of the remaining expenses expected to be recorded in 2012 and the balance recorded in 2013.

        On October 3, 2008, TRH adopted a retention plan (the "2008 Retention Plan") covering a significant number of its employees, including its senior-most management. Salary expense incurred related to the 2008 Retention Plan totaled nil in 2011 and 2010 and $20 million in 2009.

        Deferred policy acquisition costs vary as the components of net unearned premiums change and the deferral rate changes. Policy acquisition costs, consisting primarily of commissions incurred, are charged to earnings over the period in which the related premiums are earned.

        $667 million and $692 million principal amount of the 2015 Notes were outstanding at December 31, 2011 and 2010, respectively. In November 2009, the Company issued $350 million principal amount of the 2039 Notes, all of which remains outstanding as of December 31, 2011. Interest expense incurred and interest paid in connection with the Senior Notes is shown below:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Interest expense incurred	$66,769	$68,272	$43,454
Interest paid	66,572	68,439	40,394

        The interest expense incurred and paid in 2011 and 2010 is significantly greater than the interest expense incurred and paid in 2009 due principally to the 2039 Notes.

        General corporate expenses, certain stock-based compensation costs and expenses relating to Professional Risk Management Services, Inc. ("PRMS") are the primary components of "other expenses, net" on the Consolidated Statement of Operations. PRMS, a wholly-owned subsidiary of the Company, is an insurance program manager specializing in professional liability insurance services. "Other expenses, net" for 2011 includes merger-related costs, including the $115.0 million of termination fees and expenses paid to Allied World related to the termination of the Allied World Merger Agreement. (See Note 3.)

        (Loss) income before income taxes was ($214.7) million in 2011, $472.8 million in 2010 and $596.0 million in 2009. The loss before income taxes in 2011 compared to the income before income taxes in 2010 is primarily the result of an underwriting loss of ($529.9) million in 2011 compared to an underwriting profit of $69.3 million in 2010 and $138.4 million of merger-related costs, partially offset by an increase in realized net capital gains. The decrease in underwriting profit (loss) in 2011 was due largely to increased net catastrophe costs, partially offset by increased estimated net favorable development and the net benefit from the negotiated settlement of an arbitration proceeding. (See Notes 7, 11 and 18.) In the aggregate, net catastrophe costs, net favorable development and the negotiated settlement of an arbitration proceeding decreased 2011 underwriting profit (loss) by $594.6 million compared to 2010.

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

        Federal and foreign income tax (benefits) expenses of ($115.4) million, $70.6 million and $118.4 million were recorded in 2011, 2010 and 2009, respectively.

        Income tax benefits in 2011 include $78.3 million of deferred tax benefits from minimum tax credit carryforwards, which primarily resulted from alternative minimum tax generated in prior years as a result of the carryback of the 2011 tax-basis net operating loss. Income tax expenses in 2010 include $5.5 million of deferred tax benefits from minimum tax credit carryforwards. Income tax expenses in 2009 include $56.7 million of deferred tax benefits from minimum tax credit carryforwards.

        The effective tax rates, which represent the sum of current and deferred income taxes (benefits) divided by (loss) income before income taxes, were 53.8% in 2011, 14.9% in 2010 and 19.9% in 2009. The difference in effective tax rates in 2011 compared to 2010 was due primarily to the significant catastrophe costs and merger-related costs in 2011. The decrease in effective tax rates in 2010 compared to 2009 was due in part to tax exempt income representing a larger percentage of pretax income in 2010 compared to 2009, largely as a result of significant net catastrophe costs in 2010, and a tax benefit of $8.4 million (net of interest on taxes) related to the resolution of certain prior year tax matters. (See Note 6 of Notes to Consolidated Financial Statements ("Note 6").)

        TRH recognized income tax (benefits) expenses relating to catastrophe costs of ($298.1) million, ($70.9) million and $2.0 million in 2011, 2010 and 2009, respectively, and, in 2011, recognized income tax benefits of ($6.1) million associated with merger-related costs.

        Net (loss) income and net (loss) income per common share on a diluted basis are summarized below for the years indicated:

	Years Ended December 31,
	2011		2010		2009
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net (loss) income	$(99.2)	$(1.62)	$402.2	$6.19	$477.7	$7.15

        Reasons for the changes between years are as discussed earlier. (See Note 10 of Notes to Consolidated Financial Statements for the calculation of net (loss) income per common share.)

  Non-GAAP Measures

        The performance of TRH is commonly assessed by analysts and others based on performance measures which are not defined under GAAP. Those measures include net operating income (loss) ("NOI"), NOI Per Common Share (diluted) and operating return on equity ("Operating ROE"). NOI is defined as GAAP net income (loss) excluding realized net capital gains (losses) and the gain (loss) on early extinguishment of debt, each net of taxes. NOI Per Common Share (diluted) represents NOI divided by average common shares outstanding on a diluted basis. Operating ROE is defined as NOI divided by the average of beginning and ending stockholders' equity. In addition, GAAP return on equity ("GAAP ROE") is defined as GAAP net income (loss) divided by the average of beginning and ending

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

stockholders' equity. TRH uses these measures in analyzing its performance as these measures focus on the core fundamentals of TRH's operations. While TRH considers realized net capital gains (losses) and the gain (loss) on early extinguishment of debt as integral parts of its business and results, such items are not indicative of the core fundamentals of TRH's operations. TRH believes these measures are of interest to the investment community because they provide additional meaningful methods of evaluating certain aspects of TRH's operating performance from period to period on bases that are not otherwise apparent under GAAP. These non-GAAP measures, namely, NOI, NOI Per Common Share (diluted) and Operating ROE should not be viewed as substitutes for GAAP net income (loss), GAAP net income (loss) per common share on a diluted basis and GAAP ROE, respectively. Reconciliations of NOI, NOI Per Common Share (diluted) and Operating ROE to GAAP net income (loss), GAAP net income (loss) per common share on a diluted basis and GAAP ROE, respectively, the most directly comparable GAAP measures, are included below:

	Years Ended December 31,
	2011		2010		2009
	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)	Amount	Per Common Share (Diluted)
	(in millions, except per share amounts)
Net (loss) income	$(99.2)	$(1.62)	$402.2	$6.19	$477.7	$7.15
Realized net capital (gains) losses, net of tax(1)	(57.6)	(0.93)	(19.6)	(0.30)	45.9	0.69
Loss (gain) on early extinguishment of debt, net of tax(1)	0.8	0.01	0.1	0.00	(6.4)	(0.10)

Net operating (loss) income	$(156.0)	$(2.54)	$382.7	$5.89	$517.2	$7.74

	Years Ended December 31,
	2011	2010	2009
GAAP return on equity	(2.4)%	9.7%	13.2%
Realized net capital (gains) losses, net of tax(1)	(1.3)	(0.5)	1.3
Loss (gain) on early extinguishment of debt, net of tax(1)	—	0.0	(0.2)

Operating return on equity	(3.7)%	9.2%	14.3%

(1)
Assumes a 35% tax rate.

        The decreases in NOI, NOI per Common Share (diluted) and Operating ROE in 2011 compared to 2010 is due largely to an increase in catastrophe costs and merger-related costs in 2011, partially offset by increased net favorable loss reserve development and the net benefit from the negotiated settlement of an arbitration proceeding. The decreases in NOI, NOI per Common Share (diluted) and Operating ROE in 2010 compared to 2009 is due largely to an increase in catastrophe costs in 2010.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

  Segment Results

  (a)    Domestic:

  2011 compared to 2010

          Revenues decreased in 2011 due principally to decreases in net premiums earned and net investment income, partially offset by an increase in realized net capital gains. The decrease in net premiums earned occurred principally in the other liability and mortgage guaranty lines, partially offset by an increase in the ocean marine line. The decrease in net investment income is due in part to a decrease in investment income from other invested assets due mainly to losses from an insurance-related alternative investment and a decrease in equity method income from TRH's 40% interest in Kuwait Re. The increase in realized net capital gains (losses) is due in large part to an increase to realized net capital gains on equities available for sale, resulting largely from the rebalancing of TRH's equities available for sale portfolio.

          Income before income taxes decreased in 2011 due principally to merger-related costs and a decrease in net investment income, partially offset by increases in underwriting profit and realized net capital gains. The increase in underwriting profit reflects a lower loss ratio excluding net catastrophe costs and a lower commission ratio, partially offset by an increase in net catastrophe costs. The net benefit from the negotiated settlement of an arbitration proceeding is reflected in the loss ratio excluding net catastrophe costs.

          2011 includes net catastrophe costs of $85.3 million, principally related to second quarter 2011 tornado activity in the U.S.; the February 2011 earthquake in New Zealand; the March 2011 Tohoku earthquake and resulting tsunami in Japan; Hurricane Irene which occurred in August 2011; and fourth quarter 2011 flooding in Thailand. Net catastrophe costs in 2010 were insignificant.

          Assets increased by $86 million in 2011 due principally to increases of $110 million in investments and $55 million in premium balances receivable, partially offset by a $77 million decrease in reinsurance recoverable. The increase in investments is due largely to an increase of $161 million in fixed maturities, partially offset by a $57 million decrease in short-term investments.

  2010 compared to 2009

          Revenues increased slightly in 2010 due principally to realized net capital gains in 2010 compared to realized net capital losses in 2009, largely offset by a decrease in net premiums earned. The increase in realized net capital gains (losses) is due in part to a reduction in OTTI in 2010. The decrease in net premiums earned occurred principally in the medical malpractice, auto liability, A&H and property lines, partially offset by an increase in the other liability line.

          Income before income taxes increased due principally to realized net capital gains in 2010 compared to realized net capital losses in 2009, partially offset by a decrease in underwriting profit and an increase in interest expense on the Senior Notes. The decrease in underwriting profit reflected increases in the expense ratio and the loss ratio. The increase in interest expense was due to increased interest expense on the 2039 Notes in 2010. Interest expense on the 2039 Notes was minimal in 2009.

          Net catastrophe costs in 2010 and 2009 were insignificant.

          Assets increased by $337 million in 2010 due principally to a $356 million increase in investments. The increase in investments is due largely to an increase of $753 million in fixed maturities available for sale, partially offset by a decrease of $456 million in short-term investments. The increase in fixed

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

  maturities available for sale and the decrease in short-term investments are due in part to the reallocation of some short-term investments to fixed maturities. The increase in fixed maturities is also due in part to the investment of net operating cash inflows. The decrease in short-term investments is also due in part to the use of some proceeds from the sales or redemptions of short-term investments to repurchase shares of the Company's common stock pursuant to the Company's share repurchase program in 2010.

  (b)    International-Europe (London and Paris branches and TRZ):

  2011 compared to 2010

          Revenues increased in 2011 due to realized net capital gains in 2011 compared to realized net capital losses in 2010 and an increase in net investment income. The increase in realized net capital gains (losses) is due in large part to net foreign currency transaction gains in 2011 compared to net foreign currency transaction losses in 2010. The increase in net investment income is due largely to an increase in investment income on fixed maturities. Revenues increased in the London and Paris branches, partially offset by a decrease in TRZ.

          Income before income taxes decreased due primarily to an underwriting loss in 2011 compared to an underwriting gain in 2010. The decrease in underwriting profit (loss) is due largely to an increase in net catastrophe costs.

          2011 includes net catastrophe costs of $189.1 million, the great majority of which is related to the March 2011 Tohoku earthquake and resulting tsunami in Japan; the February 2011 earthquake in New Zealand; fourth quarter 2011 flooding in Thailand; and third quarter 2011 floods in Denmark. 2010 includes net catastrophe costs of $76.5 million, principally related to the February 2010 earthquake in Chile; the April 2010 Deepwater Horizon explosion; and first quarter 2010 flooding in Australia.

          In addition, net premiums written increased in 2011 with the most significant increases occurring in the auto liability, ocean marine, property, medical malpractice and credit lines, partially offset by significant decreases in the A&H, other liability and fidelity lines. Net premiums written increased in the London and Paris branches and decreased in TRZ. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2011 as compared to 2010 increased net premiums written by $49.7 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have decreased 0.2% in 2011 compared to 2010.

          Assets increased by $374 million in 2011 due principally to increases of $272 million in investments and $34 million in premiums balances receivable. The increase in investments is due principally to a $266 million increase in fixed maturities available for sale resulting largely from the investment of operating cash inflows and an increase in net unrealized appreciation.

  2010 compared to 2009

          Revenues decreased due primarily to a decrease in net premiums earned. Revenues decreased in the London and Paris branches, partially offset by an increase in TRZ. The decrease in net premiums earned occurred principally in the property, ocean marine, boiler and machinery and credit lines, partially offset by significant increases in the A&H and other liability lines. Income before income taxes in 2010 remained level with 2009 as a small increase in underwriting profit was largely offset by a small decrease in net investment income. The increase in underwriting profit reflects a lower combined ratio excluding catastrophe costs partially offset by an increase in catastrophe costs.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

          2010 includes net catastrophe costs of $76.5 million, principally related to the February 2010 earthquake in Chile; the April 2010 Deepwater Horizon explosion; and first quarter 2010 flooding in Australia. Net catastrophe costs in 2009 were insignificant.

          In addition, net premiums written decreased in 2010, due largely to changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written, which decreased net premiums written by $39.5 million in 2010 as compared to 2009. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have increased 1.4% in 2010 compared to 2009. Significant decreases in the ocean marine, credit, boiler and machinery and property lines were partially offset by significant increases in the auto liability and A&H lines.

          Assets increased by $162 million in 2010 due principally to a $123 million increase in investments. The increase in investments is due principally to a $421 million increase in fixed maturities available for sale, partially offset by a decrease of $293 million in short term-investments. The increase in fixed maturities available for sale and the decrease in short-term investments are due in part to the reallocation of some short-term investments to fixed maturities. The increase in fixed maturities is also due in part to the investment of net operating cash inflows.

  (c)    International-Other (Miami (serving Latin America and the Caribbean), Toronto, Hong Kong, Tokyo and Sydney branches):

  2011 compared to 2010

          Revenues increased in 2011 due largely to an increase in net premiums earned. Revenues increased in all branches except the Toronto branch which remained level with 2010. The increase in net premiums earned occurred principally in the auto liability, property and A&H lines. The increase in net premiums earned was partially due to an increase of $19.9 million in net assumed reinstatement premiums related to catastrophe losses.

          The loss before income taxes in 2011 compared to the income before income taxes in 2010 is due principally to an increase in underwriting loss, resulting primarily from an increase in net catastrophe costs.

          2011 includes net catastrophe costs of $577.4 million, principally related to the March 2011 Tohoku earthquake and resulting tsunami in Japan; the February 2011 earthquake in New Zealand; fourth quarter 2011 flooding in Thailand; and the first quarter 2011 flooding in Australia and Cyclone Yasi. 2010 includes net catastrophe costs of $127.3 million, principally related to the February 2010 earthquake in Chile; the September 2010 earthquake in New Zealand; and third quarter 2010 hailstorms in Canada.

          In addition, net premiums written increased in 2011 with the most significant increases occurring in the auto liability and A&H lines, partially offset by a significant decrease in the property line. Net premiums written increased in the Hong Kong, Sydney and Tokyo branches and decreased in the Miami and Toronto branches. The increase in net premiums written includes an increase of $19.9 million in net assumed reinstatement premiums related to catastrophe losses. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written in 2011 as compared to 2010 increased net premiums written by $22.9 million. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have decreased 2.7% in 2011 compared to 2010.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

          Assets decreased by $230 million in 2011 due principally to decreases of $214 million in reinsurance recoverable and $64 million in prepaid reinsurance premiums, partially offset by an $82 million increase in cash and cash equivalents. The decreases in reinsurance recoverable and prepaid reinsurance premiums are due in large part to the termination of agreements with certain subsidiaries of AIG that had provided for TRH to assume premiums from a subsidiary of AIG and, by prearrangement, cede all such premiums to other subsidiaries of AIG. Upon termination, reinsurance recoverable and prepaid reinsurance premiums were reduced for the settlement of all remaining balances.

  2010 compared to 2009

          Revenues decreased slightly in 2010 due largely to an increase in realized net capital losses. Revenues decreased in the Miami and Hong Kong branches, partially offset by increases in the Sydney, Toronto and Tokyo branches. Income before income taxes decreased due principally to a decrease in underwriting profit. The decrease in underwriting profit reflects increased catastrophe costs and an increase in the commission ratio.

          2010 includes net catastrophe costs of $127.3 million, principally related to the February 2010 earthquake in Chile; the September 2010 earthquake in New Zealand; and third quarter 2010 hailstorms in Canada. Net catastrophe costs in 2009 were insignificant.

          In addition, net premiums written increased in 2010 with the most significant increases occurring in the property and A&H lines, partially offset by a significant decrease in the auto liability line. Net premiums written increased in the Hong Kong, Sydney, Tokyo and Toronto branches and decreased in the Miami branch. Changes in foreign currency exchange rates between the U.S. dollar and the currencies in which premiums are written increased net premiums written by $34.8 million in 2010 as compared to 2009. Excluding the impact of changes in foreign currency exchange rates, net premiums written would have decreased 3.1% in 2010 compared to 2009.

          Assets increased by $263 million in 2010 due principally to a $179 million increase in investments and a $51 million increase in reinsurance recoverable on paid and unpaid losses and LAE. The increase in investments is due principally to a $194 million increase in fixed maturities. The increase in reinsurance recoverable on paid and unpaid losses and LAE is due in part to increases in reinsurance recoverables relating to catastrophe events occurring in 2010.

Financial Condition and Liquidity

        As a holding company, the Company's assets consist primarily of the stock of its subsidiaries. The Company's liabilities consist primarily of the Senior Notes and related interest payable. The Company's cash inflows depend on the availability of dividends or other statutorily permissible payments from TRC and its wholly-owned operating subsidiaries, TRZ and Fair American. (See Note 15 of Notes to Consolidated Financial Statements for a discussion of restrictions on dividend payment and Schedule II — Condensed Financial Information of Registrant As of December 31, 2011 and 2010 and For the Years Ended December 31, 2011, 2010 and 2009 for the condensed financial statements of the Company.) In 2009, cash inflows also included the proceeds from the issuance of the 2039 Notes. TRH considers TRC's ability to pay dividends to the Company to be adequate for the Company's liquidity needs through the end of 2012 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year. In 2011, 2010 and 2009, the Company received cash dividends from its operating subsidiaries of $500.0 million, $231.5 million and $121.5 million, respectively. Cash dividends received

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

include amounts declared in prior years, as applicable. Ordinarily, based on TRC's statutory surplus at year-end 2011, TRC could pay dividends of approximately $384 million annually to the Company during 2012 without regulatory approval. For 24 months following the closing of the Alleghany Merger, TRC can pay $200 million of dividends annually to the Company without regulatory approval, and will need the prior approval of the New York State Department of Financial Services in order to declare dividends to the Company in excess of $200 million. The Company uses cash primarily to pay interest to the holders of the Senior Notes, dividends to its common stockholders and, to a lesser extent, operating expenses. The Company also uses cash to repurchase portions of the Senior Notes or its common shares when TRH believes it is advantageous to do so. Under the terms of the Alleghany Merger Agreement, the Company is prohibited from repurchasing its common shares during the pendency of the merger. In 2011, the Company also used cash for merger-related costs.

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

        While the expected payout pattern of liabilities (see the contractual obligations table later in this section) is considered in the investment management process, it is not the only factor considered as TRH has historically funded its claims payments from current operating cash flows. As a result of such funding history, TRH did not maintain a credit facility as of December 31, 2011. TRH's primary investment goal is to optimize after-tax income through a high quality diversified taxable fixed maturity and tax-exempt municipal fixed maturity portfolio, while maintaining an adequate level of liquidity. (See discussion later in this section of the potential liquidity strain that could arise as a result of significant acceleration of paid losses beyond TRH's ability to fund such cash needs.)

        At December 31, 2011, total investments were $13.42 billion compared to $12.97 billion at December 31, 2010, an increase of $447.0 million. The change in investments reflects $173.2 million of net purchases of investments and a $298.6 million increase in net unrealized appreciation of investments. In addition, the impact on the carrying value of investments of foreign currency exchange rate changes between the U.S. dollar and certain currencies in which investments are denominated decreased total investments as of 2011 compared to 2010 by approximately $48 million.

        On September 30, 2011, TRH reclassified its entire portfolio of fixed maturities held to maturity, which consisted solely of state, municipality and political subdivision fixed maturities (collectively "municipal bonds"), to the fixed maturities available for sale category. In 2011, financial markets were disrupted by several issues, including the European debt crisis, the August 2011 downgrade of U.S. Government debt by Standard & Poor's ("S&P"), and the downgrade of certain pre-refunded municipal bonds. Due to these disruptions and the desire to maintain greater flexibility in managing its entire investment portfolio in an uncertain economy, TRH changed its intent to hold these securities to maturity and transferred such securities to the available for sale category.

        The fair value and amortized cost of these fixed maturities at the time of this reclassification were $1.26 billion and $1.19 billion, respectively. As a result, as of September 30, 2011, net unrealized appreciation of investments, net of tax, (a component of accumulated other comprehensive income and stockholders' equity) increased by $48.2 million in 2011, as did other comprehensive income for 2011.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        The following table summarizes the investments of TRH (on the basis of carrying value) as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Fixed maturities:
Held to maturity (at amortized cost):
Municipal bonds	$—	—%	$1,189,801	9.2%

Available for sale (at fair value):
U.S. Government	28,454	0.2	25,626	0.2
U.S. Government agencies	1,135,984	8.5	864,599	6.6
Municipal bonds	5,784,488	43.1	4,841,639	37.3
Foreign government	866,438	6.5	801,308	6.2
U.S. corporate	2,313,719	17.2	1,963,724	15.1
Foreign corporate	1,876,377	14.0	1,731,628	13.4
Asset-backed:
RMBS	197,907	1.5	244,540	1.9
CMBS	235,573	1.7	249,991	1.9
Other asset-backed	64,589	0.5	99,281	0.8

Total available for sale	12,503,529	93.2	10,822,336	83.4

Total fixed maturities	12,503,529	93.2	12,012,137	92.6

Equities available for sale	586,324	4.3	564,530	4.4
Other invested assets (including alternative investments)	266,185	2.0	275,977	2.1
Short-term investments	63,661	0.5	120,095	0.9

Total investments	$13,419,699	100.0%	$12,972,739	100.0%

        TRH's fixed maturities classified as held to maturity and available for sale are predominantly investment grade, liquid securities. Approximately 66.3% and 60.5% of fixed maturities, excluding asset-backed and U.S. Government agency fixed maturities, will mature in less than 10 years as of December 31, 2011 and 2010, respectively. By their nature, asset-backed and U.S. Government agency fixed maturities do not generally have single maturity dates. Activity within the fixed maturities available for sale portfolio for the periods under discussion includes strategic portfolio realignments to optimize after-tax returns. TRH adjusts its mix of taxable and tax-exempt investments, as appropriate, generally as a result of strategic investment and tax planning considerations. The average duration of TRH's entire fixed income portfolio was 3.0 years as of December 31, 2011 and 3.6 years as of December 31, 2010.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        TRH primarily sources credit ratings from S&P. If a security is not rated by S&P, TRH looks to Moody's Investors Service ("Moody's") for a credit rating. The following table summarizes the credit ratings of fixed maturities available for sale:

	Ratings as of December 31, 2011(1)
	AAA(2)	AA(3)	A(4)	BBB(5)	Below BBB or Not- Rated(6)	Total
	(dollars in millions)
Fixed maturities available for sale:
U.S. Government	$—	$28	$—	$—	$—	$28
U.S. Government agencies	—	1,136	—	—	—	1,136
Municipal bonds	1,598	3,456	638	43	50	5,785
Foreign government	618	231	11	—	6	866
U.S. corporate	68	447	1,470	329	—	2,314
Foreign corporate	235	670	810	155	6	1,876
Asset-backed:
RMBS	89	51	6	—	52	198
CMBS	179	11	19	10	17	236
Other asset-backed	59	6	—	—	—	65

Total	$2,846	$6,036	$2,954	$537	$131	$12,504

Percent of total fixed maturities	22.8%	48.3%	23.6%	4.3%	1.0%	100.0%

(1)
Standard & Poor's ratings, except as otherwise noted.
(2)
Includes $454 million of securities rated Aaa by Moody's.
(3)
Includes $291 million of securities rated Aa by Moody's.
(4)
Includes $27 million of securities rated A by Moody's.
(5)
Includes $8 million of securities rated Baa by Moody's.
(6)
Consists of $3 million of securities rated Ba by Moody's, $3 million of BB rated securities, $42 million of CCC rated securities, $10 million of CC rated securities and $73 million of not-rated securities.

        Municipal bonds represent approximately 43.1% of TRH's total investments at December 31, 2011. These securities include the general obligations of state and local governments, revenue bonds and pre-refunded bonds.

        At December 31, 2011, TRH's municipal bonds with fair values of $3.10 billion, or 23% of TRH's total investments, comprise revenue bonds for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues, or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        The following tables provide the fair value and amortized cost of TRH's revenue bonds at December 31, 2011, categorized by state and revenue source:

	Fair Value by Revenue Source
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Revenue Sources	Total Fair Value
	(in millions)
New York	$20	$—	$7	$—	$58	$195	$130	$9	$419
California	44	—	—	51	—	35	121	—	251
Texas	31	3	6	—	—	86	114	—	240
Arizona	—	11	—	7	43	27	113	—	201
Missouri	—	51	8	—	—	34	33	38	164
Florida	—	—	2	60	—	55	15	4	136
Illinois	—	28	—	—	2	61	13	11	115
Washington D.C.	—	—	—	—	58	56	—	—	114
New Jersey	13	—	—	3	—	95	—	—	111
Michigan	—	—	—	19	—	—	89	—	108
South Carolina	33	—	—	6	—	22	47	—	108
Virginia	16	—	10	32	—	7	31	4	100
Washington	—	—	—	—	—	—	99	—	99
Massachusetts	—	25	6	—	18	38	2	—	89
Connecticut	—	—	23	—	51	7	—	—	81
Oregon	—	—	4	12	—	62	2	—	80
Indiana	—	—	10	6	—	19	20	14	69
Ohio	—	26	6	5	—	—	29	—	66
North Carolina	10	13	7	—	—	—	26	—	56
Minnesota	—	—	32	—	21	—	—	—	53
All other states	46	11	148	43	13	114	37	25	437

Total revenue bonds	$213	$168	$269	$244	$264	$913	$921	$105	3,097

Total general obligations and pre-refunded fixed maturities									2,687

Total municipal bonds									$5,784

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Amortized Cost by Revenue Source
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Revenue Sources	Total Amortized Cost
	(in millions)
New York	$18	$—	$7	$—	$53	$183	$121	$9	$391
California	42	—	—	49	—	34	115	—	240
Texas	29	3	6	—	—	80	108	—	226
Arizona	—	10	—	7	40	26	105	—	188
Missouri	—	47	8	—	—	31	31	36	153
Florida	—	—	2	58	—	51	14	4	129
Illinois	—	25	—	—	2	58	13	10	108
Washington D.C.	—	—	—	—	52	55	—	—	107
New Jersey	13	—	—	3	—	89	—	—	105
Michigan	—	—	—	17	—	—	91	—	108
South Carolina	28	—	—	6	—	22	44	—	100
Virginia	15	—	10	28	—	7	30	3	93
Washington	—	—	—	—	—	—	89	—	89
Massachusetts	—	22	5	—	16	35	3	—	81
Connecticut	—	—	22	—	46	7	—	—	75
Oregon	—	—	4	12	—	56	2	—	74
Indiana	—	—	10	6	—	19	18	13	66
Ohio	—	26	6	5	—	—	27	—	64
North Carolina	9	13	8	—	—	—	23	—	53
Minnesota	—	—	31	—	20	—	—	—	51
All other states	42	10	146	38	12	106	35	22	411

Total revenue bonds	$196	$156	$265	$229	$241	$859	$869	$97	2,912

Total general obligations and pre-refunded fixed maturities									2,532

Total municipal bonds									$5,444

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        As of December 31, 2011, TRH's equities available for sale includes $95.2 million of government bond funds in France with net unrealized gains of $6.0 million. The following table provides a breakdown of the fair value, net unrealized gains (losses) and the average rating of TRH's fixed maturities available for sale from governments and companies in Europe as of December 31, 2011:

Country of Exposure and Type of Fixed Maturity	Fair Value	Net Unrealized Gains (Losses)	Average Rating(1)
		(in thousands)
United Kingdom:
Foreign government	$119,825	$8,002	AAA
Foreign corporate – financial	137,715	(1,834)	A
Foreign corporate – non-financial	148,636	4,166	A
Asset-backed	162,280	(20,324)	AA

Total United Kingdom	$568,456	$(9,990)

France
Foreign government	$62,796	$1,783	AAA
Foreign corporate – financial	96,509	(1,390)	A
Foreign corporate – non-financial	123,353	4,634	A

Total France	$282,658	$5,027

Netherlands
Foreign government	$31,665	$1,734	AAA
Foreign corporate – financial	146,153	1,751	AA
Foreign corporate – non-financial	182,688	9,199	A
Asset-backed	6,246	(507)	AA

Total Netherlands	$366,752	$12,177

Germany
Foreign government	$117,134	$4,345	AAA
Foreign corporate – financial	94,478	3,059	AA
Foreign corporate – non-financial	5,665	108	A

Total Germany	$217,277	$7,512

Spain
Foreign corporate – financial	$15,128	$(257)	AA
Foreign corporate – non-financial	9,104	(310)	BBB

Total Spain	$24,232	$(567)

Italy
Foreign corporate – financial	$9,565	$(502)	A
Foreign corporate – non-financial	3,696	(10)	A

Total Italy	$13,261	$(512)

Ireland
Foreign corporate – non-financial	$5,323	$135	A

Other(2)
Supranational	$89,441	$4,907	AAA
Foreign government	13,392	279	AA
Foreign corporate – financial	111,830	(2,240)	A
Foreign corporate – non-financial	107,055	2,044	A

Total Other	$321,718	$4,990

(1)
Principally S&P ratings.
(2)
Includes Belgium, the Czech Republic, Denmark, Luxembourg, Norway, Poland, Sweden and Switzerland.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Gross unrealized gains and losses and net unrealized gains (losses) on all fixed maturities and equities at December 31, 2011 and 2010 were as follows:

	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
	(in millions)
As of December 31, 2011:
Fixed maturities available for sale(1)	$542.0	$(83.1)	$458.9
Equities available for sale	56.0	(32.6)	23.4
As of December 31, 2010:
Fixed maturities (including held to maturity and carried at amortized cost)(1)	$291.0	$(145.5)	$145.5
Equities available for sale	92.5	(4.5)	88.0

(1)
As of December 31, 2011, includes gross unrealized gains of $0.6 million and gross unrealized losses of ($31.6) million on fixed maturities rated below BBB and gross unrealized gains of $3.8 million and gross unrealized losses of ($0.2) million on fixed maturities which are not-rated. As of December 31, 2010, includes gross unrealized gains of $0.4 million and gross unrealized losses of ($22.9) million on fixed maturities rated below BBB and gross unrealized gains of $0.5 million and insignificant gross unrealized losses on fixed maturities which are not-rated.

        The increase in net unrealized gains on all fixed maturities as of December 31, 2011 compared to December 31, 2010 largely related to municipal bonds. The increase in net unrealized appreciation on all fixed maturities in 2011 reflects a generally lower interest rate environment. The decrease in net unrealized gains on equities available for sale as of December 31, 2011 compared to December 31, 2010 is due largely to increased equity market uncertainty related to concerns about U.S. and European governmental debt and fiscal-policy. This uncertainty was due in part to the assignment of negative outlooks and/or the downgrading of U.S. and certain European government debt by certain rating agencies. Increases in actual or perceived default risks by governments could disrupt financial markets both within and outside of the subject country and could adversely impact the fair value and liquidity of TRH's investment portfolio. (See Note 5 of Notes to Consolidated Financial Statements ("Note 5") for additional details about gross unrealized gains and losses on fixed maturities and equities.)

        Generally, reserve changes result from the setting of reserves on current accident year business, the adjustment of prior accident year reserves based on new information (i.e., reserve development), payments of losses and LAE for which reserves were previously established and the impact of changes in foreign currency exchange rates.

        At December 31, 2011, gross loss reserves totaled $9.53 billion, an increase of $508.4 million, or 5.6% over December 31, 2010. The increase in gross loss reserves includes the impact of catastrophe losses in 2011, changes in foreign currency exchange rates since the end of 2010 and gross loss reserve development. In addition, in the fourth quarter of 2011, TRH terminated agreements with certain subsidiaries of AIG that had provided for TRH to assume premiums from a subsidiary of AIG and, by prearrangement, cede all such premiums to other AIG subsidiaries. Upon termination, gross loss reserves were decreased by $250.9 million for the settlement of all remaining balances related to these agreements and reinsurance recoverable was decreased by an equal amount for the settlement of all remaining balances, with no impact on net loss reserves.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        The components of gross loss reserves as of December 31, 2011 and 2010 by major class of business, split between the case portion and the IBNR portion is presented below:

2011

	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)
Casualty:
Other liability(1)	$1,194.6	$3,049.6	$4,244.2
Accident and health	141.0	130.4	271.4
Medical malpractice	585.0	854.1	1,439.1
Auto liability	267.0	216.9	483.9
Ocean marine and aviation	411.3	193.1	604.4
Surety and credit	128.0	136.6	264.6
Other	423.9	404.7	828.6

Total casualty	3,150.8	4,985.4	8,136.2

Property:
Fire	597.1	414.8	1,011.9
Allied lines	91.6	78.5	170.1
Homeowners multiple peril	16.3	15.9	32.2
Earthquake	93.3	10.1	103.4
Auto physical damage	14.8	20.2	35.0
Other	30.0	10.2	40.2

Total property	843.1	549.7	1,392.8

Total	$3,993.9	$5,535.1	$9,529.0

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2010

	Gross Loss Reserves
	Case	IBNR	Total
	(in millions)
Casualty:
Other liability(1)	$1,193.5	$2,955.8	$4,149.3
Accident and health	242.9	134.5	377.4
Medical malpractice	532.2	828.4	1,360.6
Auto liability	256.6	214.8	471.4
Ocean marine and aviation	401.6	172.1	573.7
Surety and credit	112.0	130.4	242.4
Other	464.8	398.4	863.2

Total casualty	3,203.6	4,834.4	8,038.0

Property:
Fire	460.1	180.0	640.1
Allied lines	70.3	108.9	179.2
Homeowners multiple peril	12.6	7.6	20.2
Earthquake	46.2	2.4	48.6
Auto physical damage	22.3	31.2	53.5
Other	31.0	10.0	41.0

Total property	642.5	340.1	982.6

Total	$3,846.1	$5,174.5	$9,020.6

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

        At December 31, 2011, reinsurance recoverable on gross loss reserves totaled $487.9 million (a component of reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet, which is net of an allowance for uncollectible reinsurance recoverable of $12 million), a decrease of $305.9 million, or 38.5%, from the prior year-end. The decrease in reinsurance recoverable is due largely to a reduction in reinsurance recoverables related to business assumed from an AIG subsidiary which, by prearrangement with TRH, was then ceded in an equal amount to other AIG subsidiaries. In the fourth quarter of 2011, TRH terminated such agreements with the subsidiaries of AIG. Upon termination, reinsurance recoverable was decreased by $250.9 million for the settlement of all remaining balances related to these agreements and gross loss reserves were decreased by an equal amount for the settlement of all remaining balances, with no impact on net loss reserves. Of the amount of reinsurance recoverable on paid and unpaid losses and LAE, which totaled $531.3 million as of December 31, 2011, $436.1 million represented balances that were unsecured. Of such unsecured balances, 99% was due from companies rated A- or better. (See Note 16.)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Net loss reserves totaled $9.03 billion at December 31, 2011, an increase of $814.3 million, or 9.9%, from the prior year-end. The increase in net loss reserves includes the impact of changes in foreign currency exchange rates against the U.S. dollar since the end of 2010 which served to decrease net loss reserves by $16.5 million. An analysis of the change in net loss reserves from year-end 2010 to year-end 2011 is included in Note 7.

        Net loss reserves include amounts for risks relating to environmental impairment and asbestos-related illnesses totaling $351 million and $212 million at December 31, 2011 and 2010, respectively, including $227 million and $71 million at the aforementioned dates, respectively, relating to such losses occurring in 1985 and prior. Reserves for losses occurring in 1985 and prior relate to standard general liability coverages, where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. Reserves for losses occurring after 1985 were underwritten specifically as environmental and asbestos-related coverages. The reserves carried for these claims, including the IBNR portion, are based upon known facts and current law. However, significant uncertainty exists in determining the amount of ultimate liability for environmental impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things.

        Because the reserving process is inherently difficult and subjective, actual losses may materially differ from reserves and related reinsurance recoverables reflected in TRH's consolidated financial statements, and, accordingly, may have a material effect on future results of operations, financial condition and cash flows. And while there is also the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, the financial statement elements cited immediately above, TRH believes that its loss reserves carried at December 31, 2011 are adequate.

        See Critical Accounting Estimates for a discussion of the significant assumptions and factors considered in the reserve setting process.

        In the ordinary course of business, TRH is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine TRH's rights and obligations under reinsurance agreements and other more general contracts. In some disputes, TRH seeks to enforce its rights under an agreement or to collect funds due to TRH. In other matters, TRH is resisting attempts by others to enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation, arbitration and mediation. (See Item 3. Legal Proceedings and Note 18.)

        In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH's aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH's approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH's financial condition, results of operations or cashflows. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH's results of operations, financial condition or cashflows.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        For 2011, TRH's net operating cash inflows were $596.5 million, a decrease of $464.5 million from 2010. The decrease results, in large part, from decreases in net cash received from underwriting activities, due in part to an increase in catastrophe losses paid, the payment of merger-related costs and net income taxes paid in 2011 compared to net recoveries of income taxes in 2010. The decrease was partially offset by increased investment income received.

        For 2010, TRH's net operating cash inflows were $1.06 billion, an increase of $109.5 million from 2009. The increase results, in large part, from net recoveries of income taxes in 2010 compared to net payments of income taxes in 2009 and increased cash received from underwriting activities, partially offset by an increase in interest paid on the Senior Notes. The total income taxes recovered in 2010 of $131.1 million consisted of a $109.0 million refund of federal income taxes related to amended tax returns for prior tax years and $22.1 million of refund claims related to capital loss carrybacks to certain other prior tax years. (See Note 6.)

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

        Based on its history of consistently strong operating cash flows, the present composition of its investment portfolio (including present levels of cash, cash equivalents, short-term investments and other liquid investment classes) and consideration of its cash needs, TRH considers its liquidity to be adequate through the end of 2012 and thereafter for a period the length of which is difficult to predict, but which TRH believes will be at least one year.

        TRH's stockholders' equity totaled $4.08 billion at December 31, 2011, a decrease of $201.5 million from year-end 2010. The net decrease consisted primarily of $261.5 million of repurchases of the Company's common stock, net loss of $99.2 million and cash dividends declared of $39.5 million, partially offset by other comprehensive income ("OCI") of $176.3 million.

        The abovementioned OCI principally consisted of net unrealized appreciation of investments, net of income taxes, ("URA, net of tax") of $194.1 million, partially offset by net unrealized foreign currency translation loss from functional currencies, net of income taxes, ("UTA, net of tax") of $16.6 million. The URA, net of tax, is composed principally of an increase of $236.8 million in net unrealized appreciation of fixed maturities available for sale, partially offset by a decrease of $42.0 million in net unrealized appreciation of equities available for sale. The increase in net unrealized appreciation, net of tax, on fixed maturities available for sale reflects a generally lower interest rate environment. $48.2 million of the increase in net unrealized appreciation, net of tax, on fixed maturities available for sale relates to the reclassification of fixed maturities previously classified as fixed maturities held to maturity to fixed maturities available for sale. The decrease in net unrealized appreciation, net of tax, on equities available for sale was due largely to increased equity market uncertainty related to concerns about U.S. and European governmental debt and fiscal-policy. (See Note 5 for details of gross unrealized gains and losses by security type and for additional information about the reclassification of fixed maturities previously classified as held to maturity to available for sale.)

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

        In December 2009, the Company's Board of Directors (the "Board") authorized the repurchase of up to $200 million of the Company's outstanding common shares from time to time in the open market or via privately negotiated transactions through December 31, 2011 (the "December 2009 Authorization"). In October 2010, the Board approved a new share repurchase program, which authorized the Company to repurchase up to $200 million of the Company's outstanding common shares from time to time in the open market or via negotiated transactions through December 31, 2012 (the "October 2010 Authorization"). The October 2010 Authorization superseded the December 2009 Authorization.

        In September 2011, the Board approved a strategic plan for the Company, which provided, among other things, for the repurchase of up to $600 million of the Company's common shares (the "September 2011 Authorization") through open market or negotiated purchases. The September 2011 Authorization superseded the October 2010 Authorization. Pursuant to the terms of the Alleghany Merger Agreement, the Company ceased repurchasing its common shares under the September 2011 Authorization as of November 20, 2011. In 2011, the Company repurchased 5.1 million shares of its common stock at an aggregate cost of $261.5 million. Pursuant to the terms of the Alleghany Merger Agreement, the Company is prohibited from repurchasing its common shares during the pendency of the merger. (See Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.)

        In 2011 and 2010, TRH repurchased $25 million and $3 million, respectively, principal amount of the 2015 Notes. $667 million and $692 million principal amount of the 2015 Notes were outstanding at December 31, 2011 and 2010, respectively. (See Note 8 for the (losses) gains realized on the early extinguishment of the 2015 Notes.) $350 million principal amount of the 2039 Notes were outstanding at December 31, 2011 and 2010.

        As of December 31, 2011, the amounts due and the estimated period between year-end 2011 and the dates of payment, under specified contractual obligations of TRH are as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt(1)	$1,954,413	$66,353	$132,705	$761,355	$994,000
Operating leases	105,343	13,550	25,224	22,122	44,447
Gross loss reserves	9,529,003	2,262,952	2,744,724	1,579,160	2,942,167
Other(2)	43,268	43,268	—	—	—

Total	$11,632,027	$2,386,123	$2,902,653	$2,362,637	$3,980,614

(1)
Includes anticipated interest payments.
(2)
Represents commitments to purchase preferred stock of a non-U.S. reinsurer (see Note 18), to invest in limited partnerships and cash awards under retention agreements offered in 2011 executed by the recipients (see Note 19).

        With respect to commitments and contingent liabilities, see Note 18.

        Risk Based Capital ("RBC") standards, promulgated by the National Association of Insurance Commissioners ("NAIC"), relate an individual company's statutory policyholders' surplus to the risk inherent in its overall operations and set thresholds at which certain company and regulatory corrective actions are mandated. At December 31, 2011 the statutory surplus of TRC and Fair American each exceeded the level of surplus required under RBC requirements for regulatory attention.

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

        Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss ("PML"). TRH defines PML as its anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at January 1, 2012.

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

	1.0%			0.4%
	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs	Gross Losses	Pre-Tax Net Catastrophe Costs	After-Tax Net Catastrophe Costs
	(in millions)
Florida, Wind	$659	$577	$375	$1,099	$953	$619
California, Earthquake	602	559	363	1,078	916	595
Japan, Earthquake	626	525	341	788	669	435
Japan, Wind	553	449	292	616	511	332
Northeast U.S., Wind	494	446	290	1,065	906	589
Europe, Wind	421	327	212	575	456	296

        "Florida, Wind" has the highest modeled after-tax net catastrophe costs arising out of events with a 1.0% probability of being exceeded and would represent 9.2% of TRH's stockholders' equity at December 31, 2011. "Florida, Wind" has the highest modeled after-tax net catastrophe costs arising out of events with a 0.4% probability of being exceeded and would represent 15.2% of TRH's stockholders' equity at December 31, 2011. If multiple severe catastrophic events occur in any one year, the potential economic cost to the company could be materially higher than any one of the amounts shown above.

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

        See Note 11 for catastrophe costs incurred in 2011, 2010 and 2009.

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

        TRH calculated the VaR with respect to net fair values at each quarter end in 2011 and 2010. The VaR number represents the maximum potential loss as of those dates that could be incurred with a 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figures) within a one-month holding period. TRH employed a variance-covariance methodology that entails modeling the linear sensitivities of all the assets and liabilities to a broad set of systematic market risk factors and idiosyncratic risk factors. Risk factor returns are assumed to be joint-normally distributed. The most recent two years of historical changes in these risk factors are utilized.

        TRH's market risk analyses do not provide weight to risks relating to market issues such as liquidity and the credit-worthiness of investments.

        The following table presents the year-end, average, high and low VaRs on a diversified basis and of each component of market risk for 2011 and 2010. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

	2011				2010
	Year-End	Average	High	Low	Year-End	Average	High	Low
	(in millions)
Diversified	$185	$142	$185	$99	$164	$153	$170	$137
Interest rate	59	70	109	42	109	97	140	75
Equity	75	69	99	22	78	77	80	73
Currency	50	43	50	41	42	47	51	42

Item 8.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Transatlantic Holdings, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transatlantic Holdings, Inc. and its subsidiaries (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 27, 2012

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010

	2011	2010
	(in thousands, except share data)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value: 2010—$1,240,678)	$—	$1,189,801
Available for sale, at fair value (amortized cost: 2011—$12,044,636; 2010—$10,727,717)	12,503,529	10,822,336
Equities, available for sale, at fair value (cost: 2011—$562,913; 2010—$476,516)	586,324	564,530
Other invested assets	266,185	275,977
Short-term investments, at cost (approximates fair value)	63,661	120,095

Total investments	13,419,699	12,972,739
Cash and cash equivalents	367,806	284,491
Accrued investment income receivable	146,494	150,695
Premium balances receivable, net	650,451	605,094
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	531,302	819,734
Deferred policy acquisition costs	250,710	238,296
Prepaid reinsurance premiums	10,188	75,291
Deferred tax assets, net	450,559	463,808
Other assets	107,464	95,206

Total assets	$15,934,673	$15,705,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$9,529,003	$9,020,610
Unearned premiums	1,177,325	1,212,535
Senior notes	1,005,960	1,030,511
Other liabilities	139,432	157,239

Total liabilities	11,851,720	11,420,895

Commitments and contingent liabilities (see Note 18)
Preferred stock, $1.00 par value; shares authorized: 10,000,000; none issued	—	—
Common stock, $1.00 par value; shares authorized: 200,000,000; shares issued: 2011—67,854,755; 2010—67,611,341	67,855	67,611
Additional paid-in capital	340,151	318,064
Accumulated other comprehensive income	330,946	154,615
Retained earnings	3,850,218	3,988,891
Treasury stock, at cost: 2011—10,466,671; 2010—5,362,800 shares of common stock	(506,217)	(244,722)

Total stockholders' equity	4,082,953	4,284,459

Total liabilities and stockholders' equity	$15,934,673	$15,705,354

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands, except per share data)
Revenues:
Net premiums written	$3,859,567	$3,881,693	$3,986,101
(Increase) decrease in net unearned premiums	(40,105)	(23,073)	52,981

Net premiums earned	3,819,462	3,858,620	4,039,082

Net investment income	457,558	473,547	467,402

Realized net capital gains (losses):
Total other-than-temporary impairments	(4,163)	(14,685)	(96,527)
Less: Total other-than-temporary impairments recognized in other comprehensive income	—	6,713	13,445

Other-than-temporary impairments charged to earnings	(4,163)	(7,972)	(83,082)
Other realized net capital gains	92,763	38,073	12,441

Total realized net capital gains (losses)	88,600	30,101	(70,641)

(Loss) gain on early extinguishment of debt	(1,179)	(115)	9,869

Total revenues	4,364,441	4,362,153	4,445,712

Expenses:
Net losses and loss adjustment expenses	3,256,401	2,681,774	2,679,171
Net commissions	932,108	932,820	927,918
(Increase) decrease in deferred policy acquisition costs	(11,506)	(2,898)	12,406
Other underwriting expenses	172,332	177,624	158,181
Interest on senior notes	66,769	68,272	43,454
Other expenses, net	163,004	31,773	28,549

Total expenses	4,579,108	3,889,365	3,849,679

(Loss) income before income taxes	(214,667)	472,788	596,033

Income taxes (benefits):
Current	(35,265)	125,630	96,771
Deferred	(80,183)	(55,043)	21,600

Total income taxes (benefits)	(115,448)	70,587	118,371

Net (loss) income	$(99,219)	$402,201	$477,662

Net (loss) income per common share:
Basic	$(1.62)	$6.28	$7.20
Diluted	(1.62)	6.19	7.15
Weighted average common shares outstanding:
Basic	61,424	64,092	66,381
Diluted	61,424	64,930	66,802

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands)
Net (loss) income	$(99,219)	$402,201	$477,662

Other comprehensive income:
Net unrealized appreciation (depreciation) of investments, net of tax:
Net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken	—	(6,713)	(13,445)
Net unrealized holding gains on all other securities	384,850	4,967	635,091
Reclassification adjustment for (gains) losses included in net income	(86,245)	(53,791)	64,989
Deferred income tax (charge) benefit	(104,513)	19,438	(240,322)

	194,092	(36,099)	446,313

Change in retirement plan liability, net of tax:
Change in retirement plan liability	(1,859)	696	—
Deferred income tax benefit (charge)	651	(244)	—

	(1,208)	452	—

Net unrealized currency translation (loss) gain, net of tax:
Net unrealized currency translation (loss) gain	(25,466)	185,479	(72,852)
Deferred income tax benefit (charge)	8,913	(64,918)	25,499

	(16,553)	120,561	(47,353)

Other comprehensive income	176,331	84,914	398,960

Comprehensive income	$77,112	$487,115	$876,622

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands, except per share data)
Common Stock:
Balance, beginning of year	$67,611	$67,431	$67,353
Issued under stock compensation plans	244	180	78

Balance, end of year	67,855	67,611	67,431

Additional paid-in capital:
Balance, beginning of year	318,064	283,036	268,027
Excess of (costs) proceeds over par value of common stock issued under stock compensation plans	(6,264)	883	1,514
Contributed capital	28,351	34,145	13,495

Balance, end of year	340,151	318,064	283,036

Accumulated other comprehensive income:
Balance, beginning of year	154,615	69,701	(257,690)
Net change for year	271,280	130,638	613,783
Deferred income tax effect on above net change	(94,949)	(45,724)	(214,823)
Cumulative effect of accounting change, net of tax	—	—	(71,569)

Balance, end of year	330,946	154,615	69,701

Retained earnings:
Balance, beginning of year	3,988,891	3,639,200	3,142,449
Net (loss) income	(99,219)	402,201	477,662
Cash dividends declared (per common share: 2011—$0.65; 2010—$0.83; 2009—$0.79)	(39,454)	(52,510)	(52,480)
Cumulative effect of accounting change, net of tax	—	—	71,569

Balance, end of year	3,850,218	3,988,891	3,639,200

Treasury Stock:
Balance, beginning of year	(244,722)	(24,988)	(21,919)
Acquisition of treasury stock	(261,495)	(219,734)	(3,069)

Balance, end of year	(506,217)	(244,722)	(24,988)

Total stockholders' equity	$4,082,953	$4,284,459	$4,034,380

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(99,219)	$402,201	$477,662

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Changes in unpaid losses and loss adjustment expenses, unearned premiums and prepaid reinsurance premiums	538,286	421,474	476,003
Changes in premium and reinsurance balances receivable and payable, net	234,168	(70,568)	111,329
Change in deferred policy acquisition costs	(12,414)	(830)	2,144
Change in accrued investment income	4,201	(20,606)	(27,390)
Realized net capital (gains) losses from investments	(87,421)	(32,656)	62,156
Changes in current and deferred income taxes	(132,177)	83,136	48,377
Change in unrealized net foreign exchange losses (gains)	4,252	152,818	(187,288)
Changes in other assets and liabilities, net	31,404	31,596	(49,375)
Other, net	115,391	94,438	37,867

Total adjustments	695,690	658,802	473,823

Net cash provided by operating activities	596,471	1,061,003	951,485

Cash flows from investing activities:
Proceeds of fixed maturities available for sale sold	1,436,309	1,186,098	1,229,268
Proceeds of fixed maturities available for sale redeemed or matured	966,350	947,819	600,939
Proceeds of fixed maturities held to maturity redeemed	—	20,000	—
Proceeds of equities available for sale sold	356,890	200,953	944,695
Purchase of fixed maturities available for sale	(2,602,692)	(3,573,780)	(2,514,442)
Purchase of equities available for sale	(385,564)	(199,815)	(849,162)
Net sale of other invested assets	950	7,082	14,902
Net sale (purchase) of short-term investments	54,592	725,957	(791,086)
Change in other liabilities for securities in course of settlement	4,975	(6,510)	40,479
Other, net	—	—	(16,456)

Net cash used in investing activities	(168,190)	(692,196)	(1,340,863)

Cash flows from financing activities:
Dividends to stockholders	(52,652)	(52,611)	(51,780)
Common stock issued	(5,749)	(43)	1,579
Acquisition of treasury stock	(261,495)	(219,734)	(3,069)
Repurchase of senior notes	(26,110)	(3,105)	(19,612)
Net proceeds from issuance of senior notes	—	—	336,929
Other, net	1,902	3,279	1,254

Net cash (used in) provided by financing activities	(344,104)	(272,214)	265,301

Effect of exchange rate changes on cash and cash equivalents	(862)	(7,825)	30,880

Change in cash and cash equivalents	83,315	88,768	(93,197)
Cash and cash equivalents, beginning of year	284,491	195,723	288,920

Cash and cash equivalents, end of year	$367,806	$284,491	$195,723

Supplemental cash flow information:
Income taxes (paid) recovered, net	$(21,679)	$15,529	$(108,713)
Interest (paid) on senior notes	(66,572)	(68,439)	(40,394)

The accompanying notes are an integral part of the consolidated financial statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

        Transatlantic Holdings, Inc. (the "Company", and collectively with its subsidiaries, "TRH") is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Transatlantic Reinsurance Company® ("TRC"). TRC owns all of the common stock of Trans Re Zurich Reinsurance Company Ltd. ("TRZ") and Fair American Insurance and Reinsurance Company (formerly Putnam Reinsurance Company) ("Fair American").

        TRH, through its primary operating subsidiaries TRC, TRZ and Fair American, offers reinsurance capacity for a full range of property and casualty products to insurers and reinsurers on a treaty and facultative basis, with an emphasis on specialty classes. Including domestic as well as international risks, TRH's principal lines of business are other liability (including directors' and officers' liability ("D&O"), errors and omissions liability ("E&O") and general casualty), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health and surety and credit in the casualty lines, and fire, allied lines, auto physical damage and homeowners multiple peril lines in the property lines (which include property catastrophe risks). Casualty lines represented 70.4%, 70.7% and 71.3% of net premiums written in 2011, 2010 and 2009, respectively. The balance represented property lines.

        Immediately prior to June 10, 2009, American International Group, Inc. ("AIG", and collectively with its subsidiaries, the "AIG Group") beneficially owned approximately 59% of the Company's outstanding shares. On June 10, 2009, AIG and American Home Assurance Company ("AHAC"), a wholly-owned subsidiary of AIG, consummated a secondary public offering (the "June 2009 Offering") of 29.9 million issued and outstanding shares of the common stock of the Company owned by AIG and AHAC. On March 15, 2010, AHAC consummated another secondary public offering (the "March 2010 Offering", and collectively with the June 2009 Offering, the "Secondary Offerings") of 8.5 million issued and outstanding shares of the Company's common stock owned by AHAC. The Company repurchased 2.0 million shares of its common stock from AHAC in the March 2010 Offering pursuant to a stock offering agreement for an aggregate purchase price of approximately $105 million. TRH did not receive any proceeds from the Secondary Offerings. Immediately following the March 2010 Offering, the AIG Group, including AHAC, beneficially owned 0.7 million shares of the Company's common stock (excluding shares held by certain mutual funds that are advised or managed by subsidiaries of AIG), representing approximately 1.1% of the Company's then outstanding shares. As a result of its reduced ownership percentage, the AIG Group was no longer considered a related party after March 15, 2010.

        On November 20, 2011, the Company entered into an Agreement and Plan of Merger (the "Alleghany Merger Agreement") with Alleghany Corporation ("Alleghany") and Shoreline Merger Sub, Inc. (formerly, Shoreline Merger Sub, LLC), a wholly-owned subsidiary of Alleghany ("Shoreline"). The Alleghany Merger Agreement provides for the merger of the Company with and into Shoreline (the "Alleghany Merger"), with Shoreline continuing as the surviving company and a wholly-owned subsidiary of Alleghany. On February 6, 2012, the stockholders of the Company and the stockholders of Alleghany each approved the proposed transaction. The Alleghany Merger is expected to close in the first quarter of 2012, subject to regulatory approvals and customary closing conditions. (See Note 3.)

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All material intercompany accounts and transactions have been eliminated.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The Company consolidates subsidiaries in which it holds a controlling financial interest. Entities where the Company holds between 20% to 50% of the voting rights and alternative investments in which TRH holds a 5% or greater interest or where it has more than a minor influence over the operations of the investee are accounted for under the equity method.

        Subsequent events through the time of filing of this Form 10-K were evaluated for potential recognition or disclosure in the financial statements.

        Certain reclassifications and format changes have been made to prior years' amounts to conform to the 2011 presentation.

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

        For all periods subsequent to December 31, 2009, the amortized cost of fixed maturities and cost of equities available for sale that are denominated in functional currencies were properly translated into the reporting currency using period-end foreign currency exchange rates. However, as the correction of the treatment discussed earlier occurred in 2010, both net unrealized depreciation of investments, net of tax, and net unrealized currency translation gain, net of tax, in the 2010 Statement of Comprehensive Income include $63.7 million related to this correction, with no net effect on OCI. In addition, this correction had no net impact on AOCI and stockholders' equity as of December 31, 2010 nor did it have any net impact on net income, comprehensive income or cash flows for 2010.

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

(c) Investments

        Fixed maturities are classified as held to maturity and carried at amortized cost if TRH has the positive intent and ability to hold each of these securities to maturity. When TRH does not have the positive intent to hold fixed maturities to maturity, such fixed maturities are classified as available for sale and carried at fair value. Premiums and discounts arising from the purchase of fixed maturities are treated as yield adjustments over their estimated lives, until maturity or call date, if applicable. Equities are carried at fair value. See Note 4 for TRH's methodology for determining the fair value of its investments.

        Other invested assets primarily include alternative investments in which TRH holds a 5% or greater interest or where TRH has more than a minor influence over operations of the investee and TRH's 40% interest in Kuwait Reinsurance Company (K.S.C.). Such investments are accounted for on the equity method. In applying the equity method of accounting, TRH consistently uses the most recently available financial information for each of these investments for the period ended one to three months prior to the end of TRH's reporting period. The financial statements of these investees are generally audited on an annual basis. The carrying value of such investments represents TRH's share of the net asset value of these entities. The changes in such net asset values for investments carried on the equity method, other than the portion related to TRH's share of the investees' changes in AOCI, are recorded in net investment income. The fair value option was elected for one other invested asset. This investment is carried at fair value and unrealized gains and losses on this investment are reported in earnings through net investment income.

        Short-term investments are carried at cost or amortized cost, which approximates fair value, and principally include money market instruments, treasury bills and commercial paper.

        Unrealized gains and losses from fixed maturities available for sale, equities available for sale and most other invested assets, are reported as a separate component of AOCI, net of deferred income taxes, in stockholders' equity. Investments in fixed maturities and equities are recorded on a trade date basis.

        Each quarter, TRH evaluates its investments for OTTI. See Note 5(g) for the criteria TRH uses to evaluate if an investment is a candidate for OTTI.

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

(f) Deferred Income Taxes

        Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. TRH assesses its ability to realize deferred tax assets considering all available evidence including earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available to legal entities when recognizing deferred tax assets. See Note 6 for further discussion of income taxes.

(g) Unearned Premiums and Premium Revenues

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

(h) Net Investment Income

        Net investment income consists primarily of:

  •
  Interest income from fixed maturities, as well as amortization and accretion of premiums and discounts on fixed maturities
  •
  Dividend income and distributions from common and preferred stock and other investments when receivable
  •
  Earnings from investments accounted for under the equity method
  •
  Less expenses related to investments

(i) Realized Net Capital Gains and Losses

        Realized capital gains and losses principally emanate from the following sources:

  •
  Sales and redemptions of fixed maturities, equities and alternative investments
  •
  Reductions to the cost basis of fixed maturities, equity securities and other invested assets (except for where the fair value option has been elected) for OTTI which are recognized through earnings
  •
  Exchange gains and losses resulting from foreign currency transactions

(j) Losses and Loss Adjustment Expenses ("LAE")

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

        Losses and loss adjustment expenses net of related reinsurance recoverable ("net loss reserves") include amounts for risks relating to environmental impairment and asbestos-related illnesses. The reserves carried at December 31, 2011 and 2010 for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for environment impairment and asbestos-related losses, particularly for those occurring in 1985 and prior. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other things. Further, there is always the possibility of changes in statutes, laws, regulations and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

(k) Currency Translation

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

(l) Recently Adopted Accounting Standards

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

          For all other impaired fixed maturities, this guidance requires entities to develop a best estimate of the present value of expected cash flows on a security by security basis. Entities must recognize OTTI equal to the difference between the present value of expected cash flows and the amortized cost basis of the security if the results of the cash flow analysis indicate the entity will not recover the full amount of its amortized cost basis in the investment. This amount is the credit component of the OTTI and is recorded in earnings as a realized capital loss. The difference between the total unrealized loss position on the security and the OTTI amount recognized in earnings is non-credit related and is recorded in OCI as "net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken".

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

  (2)
  Adoption of new accounting guidance on disclosures about fair value measurements (Accounting Standards Update ("ASU") 2010-06)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  (3)
  Future Application of Accounting Standards

          (a) In October 2010, the FASB issued new accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts (ASU 2010-26). This guidance specifies that incremental direct costs of contract acquisition and certain costs directly related to certain acquisition activities performed by the insurer for the contract should be capitalized. All other acquisition-related costs should be charged to expense as incurred.

          For TRH, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and shall be applied prospectively. TRH does not currently expect the implementation of this guidance to be material to TRH's consolidated financial condition, results of operations or cash flows.

          (b) In May 2011, the FASB issued new accounting guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS") (ASU 2011-4). These amendments provide guidance on how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.

          For TRH, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and shall be applied prospectively. TRH does not currently expect the implementation of this guidance to be material to TRH's consolidated financial condition, results of operations or cash flows.

          (c) In June 2011 and December 2011, the FASB issued new accounting guidance on the presentation of comprehensive income (ASU 2011-05 and ASU 2011-12). This guidance specifies that a reporting entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.

          For TRH, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and shall be applied retrospectively. TRH does not currently expect the implementation of this guidance to be material to TRH's consolidated financial condition, results of operations or cash flows.

          (d) In September 2011, the FASB issued new accounting guidance on the testing of goodwill for impairment (ASU 2011-08). This guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.

          For TRH, this guidance is effective for annual and interim periods for fiscal years beginning after December 15, 2011. TRH does not currently expect the implementation of this guidance to be material to TRH's consolidated financial condition, results of operations or cash flows.

3. Merger Agreement with Alleghany and Terminated Merger Agreement with Allied World Assurance Company Holdings, AG ("Allied World")

        In 2011, TRH was involved in merger-related activities. Results for 2011 include approximately $138.4 million of merger-related costs as part of "other expenses, net." Of such costs, $115.0 million represent amounts paid to Allied World as discussed below. In addition, approximately $23.5 million of additional merger-related expenses are contingent on the successful closing of the Alleghany Merger and

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Merger Agreement with Alleghany and Terminated Merger Agreement with Allied World Assurance Company Holdings, AG ("Allied World") (Continued)

are not included in the results for 2011. (See Note 18 for legal proceedings related to merger-related activities.)

(a) Merger Agreement with Alleghany

        On November 20, 2011, the Company entered into the Alleghany Merger Agreement with Alleghany and Shoreline. The Alleghany Merger Agreement provides for the merger of the Company with and into Shoreline, with Shoreline continuing as the surviving company and a wholly-owned subsidiary of Alleghany. Upon completion of the Alleghany Merger, Shoreline's name will change to "Transatlantic Holdings, Inc." Pursuant to the terms and conditions of the Alleghany Merger Agreement, upon completion of the Alleghany Merger, stockholders of the Company will be entitled to receive, in exchange for each share of common stock they hold at the effective time of the Alleghany Merger, either stock or cash consideration with a value equal to the sum of (a) 0.145 multiplied by the average of the closing sales prices on the New York Stock Exchange for Alleghany common stock during the five trading days ending the day before the completion of the Alleghany Merger and (b) $14.22.

        On February 6, 2012, the stockholders of the Company and the stockholders of Alleghany each approved the Alleghany Merger. The Alleghany Merger is expected to close in the first quarter of 2012, subject to regulatory approvals and customary closing conditions.

(b) Terminated Merger Agreement with Allied World

        On June 12, 2011, Allied World and the Company agreed to a "merger of equals" business combination of the two companies pursuant to the terms of an Agreement and Plan of Merger, dated as of June 12, 2011 (the "Allied World Merger Agreement"), between Allied World, the Company and GO Sub, LLC, a wholly-owned subsidiary of Allied World ("GO Sub"). Pursuant to the terms of the Allied World Merger Agreement, GO Sub would have merged with and into the Company (the "Allied World Merger"), with the Company surviving as a wholly-owned subsidiary of Allied World. Pursuant to the terms and conditions of the Allied World Merger Agreement, stockholders of the Company would have been entitled to receive 0.88 common shares of Allied World for each share of the Company's common stock (and cash in lieu of any fractional shares).

        On September 15, 2011, the Company, Allied World and GO Sub entered into a termination agreement (the "Termination Agreement") pursuant to which the parties mutually terminated the Allied World Merger Agreement. Pursuant to the Termination Agreement, the Company paid Allied World termination fees and expenses totaling $115.0 million in 2011.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

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

(b) Fair Value Measurements on a Non-Recurring Basis

        TRH also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets primarily included held-to-maturity fixed maturities, which were carried on the balance sheet at amortized cost, and equity method investments. When TRH determines that the carrying value of these assets may not be recoverable, TRH records the assets at fair value with the loss recognized in income as a realized capital loss. In such cases, TRH measures the fair value of these assets using the techniques discussed above for fixed maturity and equity securities.

(c) Fair Value Hierarchy

        Assets recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure fair values as discussed below:

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

  •
  Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets measured at fair value on a recurring basis and classified as Level 2 generally include most government and government agency securities; state, municipal and political subdivision obligations (collectively, "municipal bonds"); corporate bonds; residential mortgage-backed securities ("RMBS"); commercial mortgage-backed securities ("CMBS"); other asset-backed securities; and short-term investments.

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

4. Fair Value Measurements (Continued)

(d) Assets Measured at Fair Value on a Recurring Basis

        The following table presents information about assets measured at fair value on a recurring basis at December 31, 2011 and 2010 and indicates the level of the fair value measurement based on the levels of the inputs used:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2011
Assets(1):
Fixed maturities available for sale:
U.S. Government	$—	$28.4	$—	$28.4
U.S. Government agencies	—	1,136.0	—	1,136.0
Municipal bonds	—	5,784.5	—	5,784.5
Foreign governments	—	865.6	0.8	866.4
U.S. corporate	—	2,307.5	6.2	2,313.7
Foreign corporate	—	1,876.4	—	1,876.4
Asset-backed:
RMBS	—	144.0	53.9	197.9
CMBS	—	192.5	43.1	235.6
Other asset-backed	—	58.4	6.2	64.6

Total fixed maturities available for sale	—	12,393.3	110.2	12,503.5
Equities available for sale	579.3	—	7.0	586.3
Other invested assets(2)	—	—	67.9	67.9
Short-term investments(3)	—	63.7	—	63.7

Total	$579.3	$12,457.0	$185.1	$13,221.4

As of December 31, 2010
Assets(1):
Fixed maturities available for sale:
U.S. Government	$—	$25.6	$—	$25.6
U.S. Government agencies	—	864.6	—	864.6
Municipal bonds	—	4,841.6	—	4,841.6
Foreign governments	—	800.5	0.8	801.3
U.S. corporate	—	1,957.2	6.5	1,963.7
Foreign corporate	—	1,731.7	—	1,731.7
Asset-backed:
RMBS	—	217.8	26.7	244.5
CMBS	—	158.8	91.2	250.0
Other asset-backed	—	85.9	13.4	99.3

Total fixed maturities available for sale	—	10,683.7	138.6	10,822.3
Equities available for sale	559.5	—	5.0	564.5
Other invested assets(2)	—	—	86.4	86.4
Short-term investments(3)	—	120.2	—	120.2

Total	$559.5	$10,803.9	$230.0	$11,593.4

(1)
Represents only items measured at fair value.
(2)
Primarily private equities.
(3)
Short-term investments in Level 2 are carried at cost or amortized cost, which approximates fair value.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

        In 2011, there were no transfers in or out of Level 1, $71.9 million of transfers into Level 2 from Level 3 and $59.2 million of transfers out of Level 2 into Level 3. In 2010, there were no transfers in or out of Level 1, $64.2 million of transfers into Level 2 from Level 3 and $10.8 million of transfers out of Level 2 into Level 3. The transfers into Level 2 from Level 3 were due to an increase in observable inputs related to the valuation of such securities. The transfers out of Level 2 into Level 3 were due to a decrease in observable inputs related to the valuation of such securities.

        At December 31, 2011 and 2010, Level 3 assets totaled $185.1 million and $230.0 million, respectively, representing 1.4% and 2.0%, respectively, of total assets measured at fair value on a recurring basis.

        Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. As a result, the unrealized gains and losses on instruments held at December 31, 2011 and 2010 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

        Net unrealized depreciation related to Level 3 investments approximated $33.2 million and $6.7 million at December 31, 2011 and 2010, respectively.

        The following tables present analyses of the changes during 2011 and 2010 in Level 3 assets measured at fair value on a recurring basis:

	Fixed Maturities Available for Sale
			Asset-backed:
	Foreign Governments	U.S. Corporate	RMBS	CMBS	Other Asset- backed	Equities Available for Sale	Other Invested Assets(2)	Other Assets	Total
	(in millions)
2011
Balance beginning of year	$0.8	$6.5	$26.7	$91.2	$13.4	$5.0	$86.4	$—	$230.0
Net realized/unrealized gains (losses) included in:
Net investment income	—	—	1.8	(1.1)	—	—	(6.0)	—	(5.3)
Realized net capital gains (losses)(1)	—	—	—	—	—	—	—	(2.7)	(2.7)
AOCI	—	0.1	(6.1)	1.6	0.4	—	—	—	(4.0)
Purchases	—	—	—	—	—	2.0	—	2.7	4.7
Sales	—	—	—	—	—	—	(12.5)	—	(12.5)
Issuances	—	—	—	—	—	—	—	—	—
Settlements	—	(0.2)	(6.4)	(3.9)	(1.9)	—	—	—	(12.4)
Transfers into Level 3	—	6.3	42.3	10.6	—	—	—	—	59.2
Transfers out of Level 3	—	(6.5)	(4.4)	(55.3)	(5.7)	—	—	—	(71.9)

Balance, end of year	$0.8	$6.2	$53.9	$43.1	$6.2	$7.0	$67.9	$—	$185.1

(1)
There were no unrealized losses recorded in realized net capital losses in 2011 on instruments still held at December 31, 2011.
(2)
Primarily private equities.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

	Fixed Maturities Available for Sale
			Asset-backed:
	Foreign Governments	U.S. Corporate	RMBS	CMBS	Other Asset- backed	Equities Available for Sale	Other Invested Assets(2)	Other Assets	Total
	(in millions)
2010
Balance beginning of year	$1.4	$—	$18.6	$32.7	$17.6	$7.5	$72.2	$—	$150.0
Net realized/unrealized gains (losses) included in:
Net investment income	—	—	0.7	(1.1)	0.2	—	3.0	—	2.8
Realized net capital gains (losses)(1)	—	—	(6.1)	—	—	—	—	(2.4)	(8.5)
AOCI	0.2	—	14.0	12.2	2.6	—	(0.6)	—	28.4
Purchases, sales, issuances and settlements, net	(1.6)	6.5	(5.9)	83.2	16.8	(2.5)	4.5	2.4	103.4
Transfers in (out) of Level 3, net	0.8	—	5.4	(35.8)	(23.8)	—	7.3	—	(46.1)

Balance, end of year	$0.8	$6.5	$26.7	$91.2	$13.4	$5.0	$86.4	$—	$230.0

(1)
There were $6.1 million of OTTI related to RMBS fixed maturities available for sale that was recorded in realized net capital losses in 2010 on instruments still held at December 31, 2010.
(2)
Primarily private equities.

(e) Assets Measured at Fair Value on a Non-Recurring Basis

        None of TRH's assets were written down to fair value on a non-recurring basis during 2011 and 2010.

5. Investments

(a) Statutory Deposits

        Investments with fair values of $645 million and $574 million at December 31, 2011 and 2010, respectively, were deposited with governmental authorities as required by law. The substantial majority of these deposits are fixed maturities and equities available for sale.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

(b) Gross Unrealized Gains and Losses

        The cost or amortized cost and fair value of fixed maturities and equities at December 31, 2011 and 2010 are summarized as follows:

		Gross Unrealized
	Cost or Amortized Cost(1)
		Gains	Losses	Fair Value	OTTI(2)
	(in thousands)
2011
Fixed maturities available for sale and carried at fair value:
U.S. Government	$23,992	$4,463	$(1)	$28,454	$—
U.S. Government agencies	1,114,004	22,248	(268)	1,135,984	—
Municipal bonds	5,443,762	355,522	(14,796)	5,784,488	—
Foreign governments	832,243	34,245	(50)	866,438	—
U.S. corporate	2,259,652	57,687	(3,620)	2,313,719	(386)
Foreign corporate	1,834,546	54,844	(13,013)	1,876,377	—
Asset-backed:
RMBS	243,868	625	(46,586)	197,907	(113,820)
CMBS	229,072	10,621	(4,120)	235,573	—
Other asset-backed	63,497	1,726	(634)	64,589	—

Total	$12,044,636	$541,981	$(83,088)	$12,503,529	$(114,206)

Equities available for sale	$562,913	$56,045	$(32,634)	$586,324

2010
Fixed maturities held to maturity and carried at amortized cost:
Municipal bonds	$1,189,801	$54,641	$(3,764)	$1,240,678	$—

Fixed maturities available for sale and carried at fair value:
U.S. Government	$24,164	$1,465	$(3)	$25,626	$—
U.S. Government agencies	856,708	11,215	(3,324)	864,599	—
Municipal bonds	4,785,607	119,890	(63,858)	4,841,639	—
Foreign governments	790,710	11,248	(650)	801,308	—
U.S. corporate	1,944,114	34,544	(14,934)	1,963,724	(386)
Foreign corporate	1,692,919	48,816	(10,107)	1,731,628	—
Asset-backed:
RMBS	285,431	525	(41,416)	244,540	(113,820)
CMBS	248,258	7,850	(6,117)	249,991	—
Other asset-backed	99,806	812	(1,337)	99,281	—

Total	$10,727,717	$236,365	$(141,746)	$10,822,336	$(114,206)

Equities available for sale	$476,516	$92,501	$(4,487)	$564,530

(1)
Investments in fixed maturities are shown at amortized cost.
(2)
Represents the non-credit portion of OTTI, not adjusted for subsequent changes in unrealized gains or losses, taken on securities still held as of period-end.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

        See Note 5(h) for information about the reclassification in 2011 of fixed maturities previously classified as held-to-maturity to available for sale.

(c) Contractual Maturities of Fixed Maturities

        The amortized cost and fair value of fixed maturities at December 31, 2011 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in fixed maturities exclude short-term investments.

	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities available for sale:
Non-asset-backed and non-U.S. Government agencies:
Due in one year or less	$543,793	$548,763
Due after one year through five years	3,919,531	4,032,216
Due after five years through ten years	2,460,820	2,626,454
Due after ten years	3,470,051	3,662,043
Asset-backed and U.S. Government agencies(1)	1,650,441	1,634,053

Total	$12,044,636	$12,503,529

(1)
Asset-backed and U.S. Government agency fixed maturities by their nature do not generally have single maturity dates.

(d) Net Investment Income

        An analysis of net investment income follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Fixed maturities	$452,782	$449,134	$424,075
Equities	17,896	10,447	14,211
Other invested assets (including alternative investments)	(5,980)	20,106	20,898
Other	6,846	7,782	19,841

Total investment income	471,544	487,469	479,025
Investment expenses	(13,986)	(13,922)	(11,623)

Net investment income	$457,558	$473,547	$467,402

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

(e) Investment Gains and Losses

        Realized net capital gains (losses) are summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Realized net capital gains (losses) resulted from:
Total OTTI	$(4,163)	$(14,685)	$(96,527)
Less: OTTI recognized in OCI	—	6,713	13,445

OTTI charged to earnings	(4,163)	(7,972)	(83,082)
Sales and redemptions of securities	87,424	61,762	12,794
Net foreign currency transaction gains (losses)	5,339	(23,689)	(353)

Total	$88,600	$30,101	$(70,641)

Realized net capital gains (losses) by source:
Fixed maturities	$22,740	$32,096	$(41,813)
Equities available for sale	63,217	24,822	(23,204)
Net foreign currency transaction gains (losses)	5,339	(23,689)	(353)
Other	(2,696)	(3,128)	(5,271)

Total	$88,600	$30,101	$(70,641)

        The change in net unrealized appreciation (depreciation) of investments is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Change in net unrealized appreciation (depreciation) of investments, before deferred income tax effect:
Fixed maturities held to maturity carried at amortized cost(1)	$(50,877)	$(6,282)	$65,330

Fixed maturities available for sale carried at fair value(1)(2)	$364,274	$(78,219)	$564,687
CEA of adoption of new accounting guidance(3)	—	—	(110,107)
Equities available for sale carried at fair value(2)	(64,603)	22,326	124,331
Other	(1,066)	356	(2,383)

Total	$298,605	$(55,537)	$576,528

(1)
The decrease in net unrealized appreciation of fixed maturities held to maturity for 2011 results from the reclassification of all fixed maturities held-to-maturity to fixed maturities available for sale at September 30, 2011; thus there was no net unrealized appreciation of fixed maturities held-to-maturity at December 31, 2011. See Note 5(h) of Notes to Consolidated Financial Statements for discussion of the reclassification of fixed maturities previously classified as held-to-maturity to available for sale.
(2)
See Note 2(a) of Notes to Consolidated Financial Statements.
(3)
See Note 2(l)(1) of Notes to Consolidated Financial Statements.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

        Gross realized gains and gross realized losses on sales and redemptions of TRH's available for sale securities were as follows:

	2011		2010		2009
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(in millions)
Fixed maturities	$33.9	$(10.2)	$45.2	$(6.8)	$47.3	$(49.4)
Equities	77.8	(11.4)	28.9	(3.1)	78.4	(58.3)

        Equity securities sold at a loss in 2011, 2010 and 2009 were in a continuous unrealized loss position for 12 months or less and did not meet the conditions of TRH's accounting policy to be considered OTTI at any quarter-end prior to the time of sale. (See Note 5(g) for the criteria TRH uses to evaluate if an equity investment is considered OTTI.) TRH's equity security investment strategy includes the intent to optimize total investment return through active management, which can lead to selling securities at a gain or loss due to changing market conditions and as market opportunities arise.

        In 2011 and 2010, the gross realized losses from sales and redemptions of equities available for sale were due in part to the rebalancing of TRH's equity portfolio. In 2009, securities in the equities available for sale portfolio were sold for a number of reasons, including the repositioning of TRH's equity portfolio with respect to the changes in the investment and credit markets during 2009 and the desire over time to take advantage of tax-basis capital loss carry-backs to prior years that had capital gains.

        In general, gross realized losses on sales of fixed maturities available for sale in 2011, 2010 and 2009 were generally the result of (a) TRH's desire to manage the duration, credit and concentration risk of the investment portfolio as part of its overall view of prudent management of an available for sale fixed maturity investment portfolio; and (b) the disposition of certain securities that, based on TRH's judgment, were unlikely to provide on a relative basis as attractive a return as alternative securities entailing comparable risks. In addition, gross realized losses on sales of fixed maturities available for sale in 2009 were also partially the result of repositioning of the investment portfolio in light of the transition to a new investment manager in the third quarter of 2009.

        As discussed in Note 5(g), the OTTI amounts on certain fixed maturities are separated into credit loss and non-credit loss components. The credit loss impairments are recognized in earnings as realized capital losses, while the non-credit loss impairments are recorded in OCI. The following table sets forth the amount of credit loss impairments on fixed maturities held by TRH as of December 31, 2011, 2010 and 2009, for which a portion of the OTTI amount was recorded in OCI.

	2011	2010	2009
	(in millions)
Beginning balance(1)	$10.8	$4.5	$21.4
New securities subject to credit impairment losses	—	6.3	11.8
Credit impaired securities fully disposed of for which there was no prior intent or requirement to sell	—	—	(28.7)

Ending balance	$10.8	$10.8	$4.5

(1)
April 1, 2009 for 2009.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

(f) Aging of Gross Unrealized Losses

        As of December 31, 2011 and 2010, the aging of the gross unrealized losses with respect to all fixed maturities, including both held to maturity and available for sale, and equities available for sale, grouped by months in a continuous unrealized loss position, was as follows:

	Less than 12 Months			12 Months or more		Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
2011
Fixed maturities:
U.S. Government	$3	$	*	$—	$—	$3	$	*
U.S. Government agencies	105		*	—	—	105		*
Municipal bonds	6		*	103	(15)	109		(15)
Foreign governments	32		*	—	—	32		*
U.S. Corporate	160		(3)	9	*	169		(3)
Foreign corporate	182		(3)	144	(10)	326		(13)
Asset-backed:
RMBS	12		(2)	179	(45)	191		(47)
CMBS	—		—	43	(4)	43		(4)
Other asset-backed	—		—	11	(1)	11		(1)

Total fixed maturities	500		(8)	489	(75)	989		(83)
Equities available for sale	157		(33)	—	—	157		(33)

Total	$657		$(41)	$489	$(75)	$1,146		$(116)

2010
Fixed maturities:
U.S. Government	$6	$	*	$—	$—	$6	$	*
U.S. Government agencies	179		(3)	—	—	179		(3)
Municipal bonds	1,367		(49)	91	(19)	1,458		(68)
Foreign governments	162		(1)	—	—	162		(1)
U.S. Corporate	709		(15)	8	*	717		(15)
Foreign corporate	277		(5)	112	(5)	389		(10)
Asset-backed:
RMBS	46		(2)	175	(40)	221		(42)
CMBS	38		*	49	(6)	87		(6)
Other asset-backed	32		*	31	(1)	63		(1)

Total fixed maturities	2,816		(75)	466	(71)	3,282		(146)
Equities available for sale	58		(4)	—	—	58		(4)

Total	$2,874		$(79)	$466	$(71)	$3,340		$(150)

*
Rounds to zero.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

        At December 31, 2011, the carrying value of TRH's fixed maturity and equity securities aggregated $13.09 billion with aggregate pre-tax gross unrealized losses of $116 million. Additional information about these securities is as follows:

  •
  Securities with gross unrealized losses were valued, in the aggregate, at approximately 90.8% of their current cost or amortized cost.

  •
  Approximately 88.3% of these securities had unrealized losses of less than or equal to 20% of their current cost or amortized cost.

  •
  Approximately 5.6% of the fixed maturity securities had issuer credit ratings which were below investment grade or not rated.

        At December 31, 2011, TRH held 155 and 486 individual fixed maturity and equity investments, respectively, that were in an unrealized loss position, of which 96 individual fixed maturity investments were in a continuous unrealized loss position for 12 months or more.

        As of December 31, 2011 and 2010, no single issuer accounted for more than 9% and 11%, respectively, of the aggregate gross unrealized losses.

        At December 31, 2011 and 2010, the gross unrealized losses for all fixed maturities, including both held to maturity and available for sale, and equities available for sale included the following concentrations:

	Concentration as of
	2011	2010
	(in millions)
RMBS	$47	$42
Banking and financial institutions	25	11
Municipal bonds	15	68
Technology	4	2
CMBS	4	6
Other	21	21

Total	$116	$150

        The fair value of fixed maturities in an unrealized loss position at December 31, 2011 and 2010, by contractual maturity, is shown below:

	2011	2010
	(in millions)
Non-asset-backed and non-U.S. Government agencies:
Due in one year or less	$75	$68
Due after one year through five years	338	926
Due after five years through ten years	117	297
Due after ten years	109	1,441
Asset-backed and U.S. Government agencies(1)	350	550

Total	$989	$3,282

(1)
Asset-backed and U.S. Government agency fixed maturities by their nature do not generally have single maturity dates.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

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

        If TRH intends to sell an impaired fixed maturity security, or if it is more likely than not it will have to be sold, the total amount of the unrealized loss position is recognized in earnings as a realized capital loss. On a quarterly basis, TRH develops for fixed maturities, a best estimate of the present value of expected cash flows on a security by security basis. If the results of the cash flow analysis indicate TRH will not recover the full amount of its amortized cost basis in the investment, TRH recognizes OTTI equal to the difference between the present value of expected cash flows and the amortized cost basis of the security. This amount is the credit component of the OTTI and is recorded in earnings as a realized capital loss. The difference between the total unrealized loss position on the security and the OTTI amount recognized in earnings is non-credit related and is recorded in OCI as "net unrealized holding losses of fixed maturities on which other-than-temporary impairments were taken."

        If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the security to recovery no longer existed.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

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

        At December 31, 2011, the large majority of fixed maturities in an unrealized loss position consist of investment grade fixed maturities, principally asset-backed, municipal bonds and corporate fixed maturities. TRH did not consider the unrealized losses on these impaired fixed maturities to be credit related. In making these determinations, TRH has considered factors specific to the securities that have unrealized losses coupled with TRH's history of consistently strong operating cash flows, levels of cash, cash equivalents and liquid investment classes, as well as its short and medium-term cash needs. TRH does not intend to sell these securities, and will not likely be required to sell these securities before an anticipated recovery in fair value. Other considerations included the length of time and extent to which the security has been in an unrealized loss position, observable adverse conditions specifically related to the issuer or industry sector of the security, conditions in the country of issuance or primary market for the security, historical and implied volatility of the security's fair value, defaults on principal or interest payments, and recoveries or further declines in fair value subsequent to the balance sheet date.

        At December 31, 2011, TRH determined that there were no OTTI on its equity securities in an unrealized loss position as no equities met TRH's equity security OTTI criteria and TRH has the intent and ability to hold all equities to recovery. In addition, no equities were in an unrealized loss position for over 12 months.

(h) Reclassification of Fixed Maturities Held to Maturity to Available for Sale

        On September 30, 2011, TRH reclassified its entire portfolio of fixed maturities held-to-maturity, which consisted solely of municipal bonds, to the fixed maturities available for sale category. Financial markets have recently been disrupted by several issues, including the European debt crisis, the August 2011 downgrade of U.S. Government debt by Standard & Poor's, and the downgrade of certain pre-refunded municipal bonds. Due to these disruptions and the desire to maintain greater flexibility in managing its entire investment portfolio in an uncertain economy, TRH changed its intent to hold these securities to maturity and transferred such securities to the available for sale category.

        The fair value and amortized cost of these fixed maturities at the time of this reclassification were $1.26 billion and $1.19 billion, respectively. As a result, as of September 30, 2011, net unrealized appreciation of investments, net of tax, a component of accumulated other comprehensive income and stockholders' equity, increased by $48.2 million, as did other comprehensive income for 2011.

6. Income Taxes (Benefits)

        The Company files a U.S. consolidated federal income tax return with its domestic subsidiaries, which includes foreign operations. TRC will include as part of its taxable income those items of income of the non-U.S. subsidiary, TRZ, which are subject to U.S. income tax currently, pursuant to Subpart F income

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Benefits) (Continued)

rules of the Internal Revenue Code, and included, as appropriate, in the consolidated federal income tax return.

        The U.S. federal income tax rate was 35% for 2011, 2010 and 2009. Actual tax (benefits) expenses on (loss) income before income taxes differs from the expected amount computed by applying the U.S. federal income tax rate because of the following:

	Years Ended December 31,
	2011		2010		2009
	Amount	Percent of Loss Before Income Taxes	Amount	Percent of Income Before Income Taxes	Amount	Percent of Income Before Income Taxes
	(dollars in thousands)
Expected tax (benefits) expenses	$(75,133)	35.0%	$165,476	35.0%	$208,612	35.0%
Adjustments:
Tax-exempt interest	(75,039)	35.0	(86,052)	(18.2)	(90,928)	(15.2)
Dividends received deduction	(2,653)	1.2	(1,888)	(0.4)	(2,022)	(0.3)
Recognition of benefit from prior year amended tax returns	—	—	(8,906)	(1.9)	—	—
Non-deductible merger-related costs	42,375	(19.7)	—	—	—	—
Interest on net under (over) payments of taxes	—	—	505	0.1	(1,073)	(0.2)
Other	(4,998)	2.3	1,452	0.3	3,782	0.6

Actual tax (benefits) expenses	$(115,448)	53.8%	$70,587	14.9%	$118,371	19.9%

Foreign and domestic components of actual tax (benefits) expenses:
Foreign	$(3,147)		$50,228		$29,273
Domestic:
Current	(32,118)		75,402		67,498
Deferred	(80,183)		(55,043)		21,600

	$(115,448)		$70,587		$118,371

        Income before income taxes from Domestic operations was $233.6 million, $354.1 million and $327.1 million in 2011, 2010 and 2009, respectively. (Loss) income before income taxes from foreign operations was ($448.3) million, $118.7 million and $269.0 million in 2011, 2010 and 2009, respectively.

        The domestic deferred tax benefit for 2011 includes a $78.3 million benefit resulting from minimum tax credit carryforwards primarily attributable to the carryback of the 2011 tax-basis net operating loss to earlier years. By law, minimum tax credits may be carried forward indefinitely. The domestic current tax expense for 2010 included the impact of a capital loss of $48.2 million. The actual capital loss carryforward utilized in the 2010 U.S. consolidated tax return was $54.8 million. The 2011 tax benefit includes an adjustment to align the amounts reflected in the 2010 tax expense with the amounts in the 2010 tax return. In 2011, the remaining capital loss carryforward was fully utilized.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Benefits) (Continued)

        The domestic tax benefit for 2010 includes a tax benefit of $8.9 million (excluding interest), recorded in the fourth quarter, resulting from the resolution of prior year tax audits primarily attributable to foreign tax credits that became available as a result of the carryback of tax-basis net operating losses incurred in 2001 and 2005. The domestic deferred tax expense for 2010 is net of $5.5 million resulting from minimum tax credit carryforwards. The domestic current tax expense for 2009 included the impact of a tax capital loss of $209.2 million. The actual capital loss included in the 2009 U.S. consolidated tax return was $145.1 million. The 2010 tax expense includes an adjustment to align the amounts reflected in the 2009 tax expense with the amounts in the 2009 tax return.

        The domestic deferred tax expense for 2009 is net of $56.7 million resulting from minimum tax credit carryforwards. The domestic current tax benefit for 2008 included the tax benefit on $100.3 million of tax capital loss carrybacks to prior years. The actual capital loss included in the 2008 U.S. consolidated tax return was $114.0 million. The 2009 tax expense includes an adjustment to align the amounts reflected in the 2008 tax expense with the amounts in the 2008 income tax return.

        TRH recorded income tax benefits of $298.1 million in 2011 from pre-tax net catastrophe costs incurred in 2011. TRH recorded income tax benefits of $70.9 million in 2010 from pre-tax net catastrophe costs incurred in 2010. Income tax expenses recorded in 2009 from pre-tax net catastrophe costs incurred in 2009 was not material.

        In 2011, TRH recorded a tax benefit of $6 million associated with merger-related costs. Most merger-related costs are not deductible. (See Note 3.)

        The Internal Revenue Code provides limitations on the utilization of certain tax benefits following a corporate ownership change. Upon the closing of the Alleghany Merger, TRH would be subject to an annual limitation on its ability to use its foreign tax credit carryforwards and its minimum tax credit carryforwards. The total amount of foreign tax credit carryforwards and minimum tax credit carryforwards that are available to TRH prior to the Alleghany Merger are not diminished by this provision. The limitation provides for an annual limit on the amount of the carryforwards that can be utilized each year. The unused carryovers are available to be utilized in subsequent years, subject to the annual limitation. Based upon values at December 31, 2011, the annual limitation would be approximately $39 million. The actual limitation would be determined upon the closing of the Alleghany Merger.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Benefits) (Continued)

        The components of the net deferred income tax asset at December 31, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)
Deferred income tax assets:
Unpaid losses and LAE, net of related reinsurance recoverable	$330,294	$328,951
Unearned premiums, net of prepaid reinsurance premiums	81,700	78,208
Minimum tax credit carryforward	185,866	107,541
OTTI write-downs for investments held	33,968	34,811
Foreign tax credit carryforward	40,004	22,522
Capital loss carryforward	—	26,459
Other	74,172	69,555

Total deferred income tax assets	746,004	668,047

Deferred income tax liabilities:
Deferred policy acquisition costs	87,749	85,935
Net unrealized appreciation of investments	172,261	67,748
Cumulative translation adjustment	6,350	15,263
Other	29,085	35,293

Total deferred income tax liabilities	295,445	204,239

Net deferred income tax asset	$450,559	$463,808

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

        At December 31, 2011 and 2010, TRH has current income tax receivables of $73.2 million and $17.5 million, respectively, which are included on the Consolidated Balance Sheets in other assets.

        At December 31, 2011, 2010 and 2009, TRH has no unrecognized tax positions. TRH does not presently anticipate any material change in unrecognized tax positions during the next twelve months.

        Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of December 31, 2011 and 2010. In 2010, $9.6 million of interest, net of tax, was received on tax refunds. In 2010, current income tax expense was increased by approximately $0.5 million to align the interest, net of tax, receivable at December 31, 2009 with the amount actually received in 2010. Current income tax expense was reduced by $1.1 million of interest on net tax refunds in 2009.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Benefits) (Continued)

        Income taxes (paid) recovered, net, in 2011, 2010 and 2009 consisted of:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Income taxes paid	$(86.7)	$(115.6)	$(108.7)
Income taxes recovered	65.0	131.1	—

Income taxes (paid) recovered, net	$(21.7)	$15.5	$(108.7)

        The total income taxes recovered in 2011 of $65.0 million consists principally of refunds in foreign tax jurisdictions. The total income taxes recovered in 2010 of $131.1 million consist of a $109.0 million refund of federal income taxes related to amended tax returns for prior tax years and $22.1 million of refund claims related to capital loss carrybacks to certain other prior tax years.

        The following table lists the tax years that remain subject to examination by major tax jurisdiction as of December 31, 2011:

Major Tax Jurisdiction	Open Tax Years
Australia	2007-2010
Canada	2007-2010
France	2009-2010
Japan	2010
United Kingdom	2008-2010
United States	2008-2010

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Liability for Gross Loss Reserves

        The activity in gross loss reserves is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
At beginning of year:
Gross loss reserves	$9,020,610	$8,609,105	$8,124,482
Less related reinsurance recoverable	805,837	737,280	775,404

Net loss reserves	8,214,773	7,871,825	7,349,078

Net losses and LAE incurred in respect of losses occurring in:
Current year	3,378,405	2,738,733	2,718,119
Prior years	(122,004)	(56,959)	(38,948)

Total	3,256,401	2,681,774	2,679,171

Net losses and LAE paid in respect of losses occurring in:
Current year	807,509	611,746	620,517
Prior years	1,618,129	1,595,728	1,800,491

Total	2,425,638	2,207,474	2,421,008

Foreign exchange effect	(16,470)	(131,352)	264,584

At end of year:
Net loss reserves	9,029,066	8,214,773	7,871,825
Plus related reinsurance recoverable	499,937	805,837	737,280

Gross loss reserves	$9,529,003	$9,020,610	$8,609,105

        2011 includes net catastrophe losses incurred of $882.6 million, principally relating to the March 2011 Tohoku earthquake and resulting tsunami in Japan; the February 2011 earthquake in New Zealand; fourth quarter 2011 flooding in Thailand; first quarter 2011 flooding in Australia and Cyclone Yasi; and second quarter 2011 tornado activity in the United States. In addition, in 2011, TRH decreased its estimates of the ultimate amounts of net losses occurring in 2010 and prior years by $122.0 million. This development was comprised of net favorable development of $224.7 million for losses occurring in 2002 to 2010, partially offset by net adverse development of $102.7 million relating to losses occurring in 2001 and prior.

        Net favorable development was recorded for losses occurring in the allied lines ($65.1 million), fire ($41.1 million) and credit ($25.2 million) lines, each arising principally from losses occurring in 2009 to 2010, and in the mortgage guaranty ($60.8 million) line, arising principally from losses occurring in 2007 to 2008. Net adverse development was recorded in 2011 in the other liability ($83.0 million), arising principally from losses occurring in 2001 and prior, partially offset by favorable development from losses occurring between 2004 and 2006. The other liability line includes certain specialty casualty classes, such as D&O and E&O, and general casualty classes.

        TRH writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for such volatile classes as medical malpractice, D&O, E&O and general casualty. At the primary level, there are significant risk factors which contribute to the variability and unpredictability of the loss trend factor for this business such as jury awards, social inflation, medical inflation, tort reforms and court interpretations of coverage. In addition,

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Liability for Gross Loss Reserves (Continued)

as a reinsurer, TRH is also highly dependent upon the claims reserving and reporting practices of its cedants, which vary greatly by size, specialization and country of origin and whose practices can be subject to change without notice.

        2010 included net catastrophe losses incurred of $203.7 million, principally relating to the February 2010 earthquake in Chile; the September 2010 earthquake in New Zealand; first quarter 2010 storms in Australia and fourth quarter 2010 flooding in Australia; and the April 2010 Deepwater Horizon explosion. In addition, in 2010, TRH decreased its estimates of the ultimate amounts of net losses occurring in 2009 and prior years by $57.0 million. This net favorable development was comprised of net favorable development of $216.9 million for losses occurring in 2002 to 2009, partially offset by net adverse development of $159.9 million relating to losses occurring in 2001 and prior.

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

        The favorable development in 2005 through 2009 resulted generally from favorable loss trends. The net adverse development arising from losses occurring in 2001 and prior, generally related to various excess casualty lines such as general liability and excess umbrella liability which were impacted by late reported excess claims.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Liability for Gross Loss Reserves (Continued)

        Net development on losses occurring in prior years, for all periods discussed above, includes amounts relating to catastrophe events. See Note 11 for such amounts.

8. Senior Notes

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

        In 2011, 2010 and 2009, TRH repurchased portions of the 2015 Notes. No repurchases of the 2039 Notes occurred in 2011, 2010 or 2009. The impact of the repurchases of the 2015 Notes in 2011, 2010 and 2009 are detailed below:

	2011	2010	2009
	(in millions)
Principal amount repurchased	$25	$3	$30
Repurchase price	26	3	20
(Loss) gain on early extinguishment of debt	(1)	*	10

*
Loss on early extinguishment of debt rounds to zero.

        The balance sheet carrying value, unamortized original issue discount, outstanding principal amount and fair value of the Senior Notes are presented below. The unamortized original issue discount is being amortized over the term of the notes on the effective interest rate method. The fair values are based on quoted market prices.

	As of December 31, 2011		As of December 31, 2010
	2015 Notes	2039 Notes	2015 Notes	2039 Notes
	(in millions)
Balance sheet carrying amount	$665.5	$340.5	$690.1	$340.4
Unamortized original issue discount	1.5	9.5	1.9	9.6
Outstanding principal amount	667.0	350.0	692.0	350.0
Fair value	713.9	398.1	736.6	351.1

        Interest expense incurred and paid in connection with the Senior Notes was as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Interest expense incurred	$66,769	$68,272	$43,454
Interest paid	66,572	68,439	40,394

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Common Stock

        Common stock activity for each of the three years in the period ended December 31, 2011 was as follows:

	2011	2010	2009
Shares outstanding, beginning of year	62,248,541	66,382,621	66,364,358
Issued under stock compensation plans	243,414	180,220	77,863
Acquisition of treasury stock	(5,103,871)	(4,314,300)	(59,600)

Shares outstanding, end of year	57,388,084	62,248,541	66,382,621

10. Net (Loss) Income Per Common Share

        Net (loss) income per common share has been computed in the following table based upon weighted average common shares outstanding.

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Net (loss) income (numerator)	$(99,219)	$402,201	$477,662

Weighted average common shares outstanding used in the computation of net (loss) income per common share:
Average shares issued	67,833	67,549	67,374
Less: Average shares in treasury	(6,409)	(3,457)	(993)

Average outstanding shares—basic (denominator)	61,424	64,092	66,381
Average potential shares from stock compensation(1)	—	838	421

Average outstanding shares—diluted (denominator)(2)	61,424	64,930	66,802

Net (loss) income per common share:
Basic	$(1.62)	$6.28	$7.20
Diluted	(1.62)	6.19	7.15

(1)
As the impact of potential shares for 2011 is anti-dilutive (i.e., reduces the net loss per common share), the effect of 3.5 million potential shares is not included in the diluted net loss per common share calculation. 2010 excludes the effect of 2.1 million anti-dilutive shares (from a total of 3.8 million potential shares). 2009 excludes the effect of 2.2 million anti-dilutive shares (from a total of 3.2 million potential shares).
(2)
Had there been net income for 2011, weighted average diluted common shares outstanding would have been 62,401.

11. Impact of Catastrophe Costs

        Net catastrophe costs represent TRH's best estimates of the aggregate ultimate costs to be incurred relating to significant catastrophe events based upon information available at the time the estimate was made. These catastrophe cost estimates reflect significant judgment relating to many factors, including the ultimate resolution of certain legal and other issues. Such estimates are often heavily reliant on industry loss predictions, preliminary data from cedants, output from catastrophe modeling software and market share analysis. Due to the preliminary nature of information used to prepare certain of these estimates, among other factors, the ultimate costs that TRH will incur related to these events may differ materially

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Impact of Catastrophe Costs (Continued)

from these estimates. Net catastrophe costs also include estimated changes in net catastrophe costs incurred relating to events occurring in prior years.

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

        Net catastrophe costs in 2011 totaled $851.8 million, $357.2 million of which is related to the March 2011 Tohoku earthquake and resulting tsunami in Japan; $254.4 million of which is related to the February 2011 earthquake in New Zealand; $110.5 million of which is related to fourth quarter 2011 flooding in Thailand; $53.0 million of which is related to first quarter 2011 flooding in Australia and Cyclone Yasi; and $43.3 million of which is related to second quarter 2011 tornado activity in the United States. Net catastrophe costs in 2010 totaled $202.4 million, consisting principally of $118.6 million related to the February 2010 earthquake in Chile; $29.4 million related to the September 2010 earthquake in New Zealand; $22.3 million related to first quarter 2010 storms in Australia and fourth quarter 2010 flooding in Australia; and $13.3 million related to the April 2010 Deepwater Horizon explosion. There were no significant net catastrophe costs for events occurring during 2009.

        Summaries of the components of pre-tax net catastrophe costs for 2011, 2010 and 2009 are presented below:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Net losses and LAE incurred from catastrophe events occurring in:
Current year	$879.6	$207.2	$—
Prior years	3.0	(3.5)	(8.0)

Total net losses and LAE incurred from catastrophe events	882.6	203.7	(8.0)
Net (assumed) ceded reinstatement premiums	(30.8)	(1.3)	2.4

Net catastrophe costs	$851.8	$202.4	$(5.6)

Losses and LAE incurred from catastrophe events:
Gross	$985.8	$287.4	$(0.9)
Ceded	(103.2)	(83.7)	(7.1)

Net	882.6	203.7	(8.0)

Reinstatement premiums:
Gross	(38.0)	(10.0)	3.1
Ceded	7.2	8.7	(0.7)

Net	(30.8)	(1.3)	2.4

Net catastrophe costs	$851.8	$202.4	$(5.6)

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Impact of Catastrophe Costs (Continued)

        A summary of pre-tax net catastrophe costs by segment for 2011, 2010 and 2009 is presented below:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Domestic	$85.3	$(1.4)	$0.8
International-Europe	189.1	76.5	(5.8)
International-Other	577.4	127.3	(0.6)

Total	$851.8	$202.4	$(5.6)

12. Accumulated Other Comprehensive Income (Loss)

        The components of AOCI and changes in such amounts between years are as follows:

	Net Unrealized Appreciation (Depreciation) of Investments without Non-credit OTTI, Net of Tax	Net Unrealized Appreciation (Depreciation) of Investments with Non-credit OTTI, Net of Tax	Retirement Plan Liability Adjustment, Net of Tax	Net Unrealized Currency Translation Gain (Loss), Net of Tax	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2008	$(212,829)	$—	$—	$(44,861)	$(257,690)
CEA, net of tax (see Note 2(l))	—	(71,569)	—	—	(71,569)
Change during the year	419,505	26,808	—	(47,353)	398,960

Balance, December 31, 2009	206,676	(44,761)	—	(92,214)	69,701
Change during the year	(58,696)	22,597	452	120,561	84,914

Balance, December 31, 2010	147,980	(22,164)	452	28,347	154,615
Change during the year	197,662	(3,570)	(1,208)	(16,553)	176,331

Balance, December 31, 2011	$345,642	$(25,734)	$(756)	$11,794	$330,946

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans

        In 2009, the Board of Directors (the "Board") adopted, and the stockholders approved, the Transatlantic Holdings, Inc. 2009 Long Term Equity Incentive Plan (the "2009 Plan"). The 2009 Plan permits the granting of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, performance awards and share awards. The maximum number of shares available for grant under the 2009 Plan is 2,600,000 shares, of which no more than 1,000,000 may be issued in the form of incentive stock options. In addition, the maximum number of options, SARs, performance-based restricted stock units ("Performance RSUs") and performance share units granted to an individual in any three year calendar period may not exceed 1,000,000 and the maximum dollar amount of cash or the fair market value of shares that any individual may receive in any calendar year in respect to performance units may not exceed $5 million. As of December 31, 2011, there were 798,954 shares of common stock available for issuance in connection with future grants of awards under the 2009 Plan. Shares available for future issuance assume participants will earn the maximum number of Performance RSUs until the actual amounts are determined, at which time, such shares available amount will be adjusted accordingly. Following the closing of the Alleghany Merger, all of TRH's stock-based compensation will become awards payable in cash as determined by the Alleghany Merger Agreement subject to existing vesting terms. Shares available for future issuance have not been reduced by stock-based compensation related to the retention agreements offered to key officers and employees in 2011 (see Note 19) as no shares have been granted as of December 31, 2011 and the number of shares is currently undeterminable.

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

        In 2008, the Board adopted, and the stockholders approved, the Transatlantic Holdings, Inc. 2008 Non-Employee Directors' Stock Plan (the "Non-Employee Directors' Plan"). The Non-Employee Directors' Plan provides that equity-based or equity-related awards can be granted to non-employee directors as determined by the Compensation Committee of the Board (the "Compensation Committee"). The maximum number of shares available for grant under the Non-Employee Directors' Plan is 100,000. As of December 31, 2011, there were 44,933 shares of common stock available for issuance in connection with future grants of awards under the Non-Employee Directors' Plan.

        At December 31, 2011, TRH had awards outstanding from six stock-based compensation plans: (a) the 2009 Plan; (b) the 2000 Plan; (c) the 2003 Plan; (d) the Non-Employee Directors' Plan; (e) the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended (the "Stock Purchase Plan"); and (f) the 2010 U.K. Sharesave Plan (the "Sharesave Plan").

        Expenses relating to stock-based compensation arrangements totaled $28.1 million, $35.3 million and $13.2 million in 2011, 2010 and 2009, respectively. Income tax benefits recognized related to stock-based compensation arrangements totaled $9.7 million, $12.3 million and $4.5 million in 2011, 2010 and 2009, respectively.

        Net cash (paid) received from exercises of stock-based compensation was ($5.7) million in 2011, insignificant in 2010 and $1.6 million during 2009. The net cash paid from exercises of stock-based compensation is due to the payment of the employee portion of withholding taxes to governmental

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans (Continued)

authorities on vested restricted stock units. TRH has not paid out any cash to settle share-based payment awards in 2011, 2010 or 2009. Cash savings resulting from excess tax benefits were insignificant in 2011 and totaled $0.3 million and $0.2 million in 2010 and 2009, respectively.

        Income tax benefits realized by TRH on stock-based compensation exercises totaled $6.4 million, $2.6 million and $0.8 million in 2011, 2010 and 2009, respectively.

        Historically, TRH has settled stock-based compensation exercises through the issuance of new shares.

        The impact on the financial statements of the Stock Purchase Plan and the Sharesave Plan was not material to TRH in 2011, 2010 and 2009. A discussion of the more significant stock-based compensation awards follows.

(a) Stock Options

        No options were granted in 2011, 2010 or 2009. In earlier years, options to purchase the Company's common stock ("TRH shares") were granted to certain key employees and non-employee directors at prices not less than the New York Stock Exchange ("NYSE") closing price on the date of grant under the 2000 Plan. In general, 25% of the options become exercisable on the anniversary date of the grant in each of the four years following the grant and expire 10 years from the date of grant.

        A summary of the status of options granted as of December 31, 2011 and the changes since January 1, 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2011	2,024,855	$63.00
Granted	—	—
Exercised	(1,875)	52.68
Forfeited or expired	(232,933)	72.52

Outstanding, December 31, 2011	1,790,047	61.77	3.0 years	$503

Exercisable, December 31, 2011	1,740,672	61.57	2.9 years	503

        The aggregate intrinsic value of options exercised (the aggregate amount by which the market price of TRH shares at the time of exercise exceeded the exercise price of options exercised) was insignificant in 2011 and totaled $0.2 million and $1.6 million in 2010 and 2009, respectively. A total of approximately 102,000, 102,000 and 167,000 options vested in 2011, 2010 and 2009, respectively, with aggregate grant-date fair values of $2.2 million, $2.2 million and $3.6 million in 2011, 2010 and 2009, respectively.

        As of December 31, 2011, there was $0.1 million of total unrecognized compensation costs relating to options granted but not yet vested. Compensation expense for options granted is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 0.1 years.

(b) Service-Based Restricted Stock Units ("Service RSUs") and Performance RSUs

        Service RSUs and Performance RSUs have been granted under the 2009 Plan, the Non-Employee Directors' Plan and the 2003 Plan to officers, employees and directors of TRH. A summary of the status of

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans (Continued)

the Service RSUs and Performance RSUs granted as of December 31, 2011 and the changes since January 1, 2011 are presented below:

	Number of Units		Weighted Average Grant Date Fair Value
	Service RSUs	Performance RSUs	Service RSUs	Performance RSUs
Unvested, January 1, 2011	794,396	1,009,360	$46.42	$49.14
Granted	105,028	185,975	43.93	43.89
Net additional RSUs resulting from satisfaction of performance condition	—	24,760	—	31.91
Vested	(215,654)	(158,216)	56.40	63.14
Forfeited or expired	(5,900)	(477)	44.17	65.98

Unvested, December 31, 2011	677,870	1,061,402	42.89	45.74

	Service RSUs	Performance RSUs
Unvested RSUs as of December 31, 2011:
Weighted average remaining contractual life	0.8 years	1.0 years
Aggregate intrinsic value (in thousands)	$37,100	$58,091

        The Company reserves the right to make payments for the Service RSUs and Performance RSUs in TRH shares or the cash equivalent of the fair value of such shares on the date of vesting.

  (1)
  Service RSUs

          Service RSUs have vesting dates ranging from one to four years from the date of grant. As of December 31, 2011, the great majority of Service RSUs will vest on the third anniversary of the date of grant for those grantees with continued employment through such date. The fair values of Service RSUs were estimated on the date of grant based on the NYSE closing price of TRH shares on the date of grant.

          The number of Service RSUs granted and vested in 2011, 2010 and 2009 were as follows:

	Years Ended December 31,
	2011	2010	2009
Granted	105,028	311,640	411,390
Vested	215,654	112,859	21,552

          As of December 31, 2011, there was $8.4 million of total unrecognized compensation costs relating to Service RSUs granted but not yet vested. These costs are expected to be recognized over a weighted average period of 1.4 years.

  (2)
  Performance RSUs

          Under the Partners Plan through 2010, the Compensation Committee awarded to senior executives Performance RSUs with a two-year performance period ("Two-Year Performance RSUs") that pay out in TRH shares if performance goals for a specified period are satisfied. Each Two-Year Performance RSU converts into one TRH share. Two-Year Performance RSUs operate on the basis of

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans (Continued)

  successive overlapping two year performance periods, with a new period beginning each year. Recipients earn Performance RSUs based on the growth in adjusted book value per share of TRH shares ("BVPS Growth") during the performance period. Based on the percentage of the BVPS Growth target achieved over the performance period, recipients can earn from 25% to 150% of the awarded number of Performance RSUs. No Performance RSUs will be earned if BVPS Growth is less than 25% of target.

          A summary of unvested Two-Year Performance RSUs grants as of December 31, 2011 follows:

Year Granted	Performance Period Beginning	Performance Period End	Performance RSUs Granted	Maximum Number of Performance RSUs Available to be Earned	Actual Performance RSUs Earned	Unvested Earned Performance RSUs Vest on January 1,
2006	January 1, 2006	December 31, 2007	42,925	64,387	64,387	2012
2006	January 1, 2007	December 31, 2008	87,683	131,525	100,913	2013
2008	January 1, 2008	December 31, 2009	92,925	139,388	120,374	2012
2009	January 1, 2009	December 31, 2010	201,200	301,800	296,925	2012 and 2013
2010	January 1, 2010	December 31, 2011	220,850	331,275	205,698	2013 and 2014

          Under the Partners Plan and Senior Partners Plan, the Compensation Committee awarded to senior executives Performance RSUs with a three-year performance period ("Three-Year Performance RSUs") that pay out in TRH shares if performance goals for a specified period are satisfied. Three-Year Performance RSUs were granted under the Partners Plan in 2011 and under the Senior Partners Plan in years prior to 2011. Each Three-Year Performance RSU converts into one TRH share. Three-Year Performance RSUs operate on the basis of successive overlapping three year performance periods, with a new period beginning each year. Recipients earn Performance RSUs based on BVPS Growth during the performance period. Based on the percentage of the BVPS Growth target achieved over the performance period, recipients can earn from 25% to 150% of the awarded number of Performance RSUs for Three-Year Performance RSUs granted under the Partners Plan and 25% to 200% of the awarded number of Performance RSUs for Three-Year Performance RSUs granted under the Senior Partners Plan. No Performance RSUs will be earned if BVPS Growth is less than 25% of target for the Partners Plan or 50% of target for the Senior Partners Plan.

          A summary of unvested Three-Year Performance RSUs grants as of December 31, 2011 follows:

Year Granted	Performance Period Beginning	Performance Period End	Performance RSUs Granted	Maximum Number of Performance RSUs Available to be Earned	Actual Performance RSUs Earned		Unvested Earned Performance RSUs Vest on January 1,
2006	January 1, 2006	December 31, 2008	12,000	24,000	21,552		2012
2007	January 1, 2007	December 31, 2009	27,000	54,000	48,090		2013
2008	January 1, 2008	December 31, 2010	31,500	63,000	50,866		2012
2009	January 1, 2009	December 31, 2011	63,300	126,600	103,212		2012 and 2013
2010	January 1, 2010	December 31, 2012	69,000	138,000	N/A	(1)	2013 and 2014
2011	January 1, 2011	December 31, 2013	185,975	278,939	N/A	(1)	2014

(1)
Amount undeterminable as of December 31, 2011 as the performance period has not yet ended.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation Plans (Continued)

          The fair values of Performance RSUs are estimated based on the NYSE closing price of TRH shares on the date of grant.

          158,216 and 42,960 performance RSUs vested in 2011 and 2010, respectively. No performance RSUs vested in 2009.

          As of December 31, 2011, there was $11.2 million of total unrecognized compensation costs relating to Performance RSUs granted but not yet vested. Compensation expense for Performance RSUs is recognized on a straight-line basis. These costs are expected to be recognized over a weighted average period of 1.6 years.

14. Related Party Transactions with AIG

        Through March 15, 2010, AIG was considered a related party of TRH. (See Note 1.) After March 15, 2010, the AIG Group ceased to be a related party of TRH. TRH had service and expense agreements and certain other agreements with the AIG Group which provide for the reimbursement to the AIG Group of certain administrative and operating expenses which include, but are not limited to, investment advisory, investment recordkeeping, cash management services, office space and human resource related activities. Most of these service and expense agreements have ceased on various dates in 2009. Under the guidance of TRH's Finance and Investment Committee of the Board and senior management, the AIG Group acted as financial advisors and managers of TRH's investment portfolio through June 30, 2009. Effective July 1, 2009, TRH employed a third party not affiliated with AIG to provide these services. In 2009, $8.9 million of operating and investment expenses relate to services provided by the AIG Group under these agreements. There were no material operating or investment expenses related to services provided by the AIG Group in 2011 or 2010.

        Gross premiums written originated by the AIG Group and ceded to TRH from contracts that were entered into while the AIG Group was a related party were immaterial in 2011 and totaled approximately $196 million (4.8%) and $263 million (6.3%) in 2010 and 2009, respectively. These amounts exclude (a) premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement; (b) amounts assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries; and (c) all premiums from contracts that were effective after March 15, 2010. The amount of premiums assumed that initially were insured by AIG subsidiaries as a result of TRH's marketing efforts and then ceded to TRH by prearrangement are not material. (See Note 16 for the amount of premiums assumed from an AIG subsidiary and ceded in an equal amount to other AIG subsidiaries.)

15. Dividend Restriction and Statutory Financial Data

        The payment of dividends and interest on the Senior Notes by the Company is generally dependent on the ability of its subsidiaries to pay dividends. The payment of dividends by TRC and its wholly-owned subsidiaries, TRZ and Fair American, is restricted by insurance regulations. Under New York insurance law, TRC and Fair American may pay dividends only out of their statutory earned surplus. Such dividends are limited by statutory formula unless otherwise approved by the New York State Department of Financial Services (the "NYS DFS"). The statutory surplus of TRC includes the statutory surplus of Fair American since all the capital stock of Fair American is owned by TRC. Ordinarily, based on TRC's statutory surplus at year-end 2011, TRC could pay dividends of approximately $384 million annually to the Company during 2012 without regulatory approval. For 24 months following the closing of the Alleghany Merger, TRC can pay $200 million of dividends annually to the Company without regulatory approval, and will need the prior approval of the NYS DFS in order to declare dividends to the Company in excess of $200 million.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Dividend Restriction and Statutory Financial Data (Continued)

        Statutory surplus and net (loss) income were as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
TRC
Statutory surplus	$3,843,832	$4,325,438	$4,016,064
Statutory net (loss) income	(15,319)	355,848	415,534
Fair American (formerly Putnam Reinsurance Company)
Statutory surplus	233,050	226,629	203,507
Statutory net income	3,626	24,145	33,055

        TRC and Fair American each prepare statutory financial statements in accordance with accounting practices prescribed or permitted by New York—their state of domicile. Prescribed statutory accounting practices are discussed in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as in state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As required by the State of New York, TRC and Fair American use the Codification of Statutory Accounting Principles as primary guidance on statutory accounting. All material statutory accounting practices of TRC and Fair American are prescribed in the authoritative literature described above.

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

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Reinsurance Ceded (Continued)

        Premiums written, premiums earned and losses and LAE incurred are comprised as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Gross premiums written	$4,034,800	$4,132,931	$4,203,777

Ceded premiums written:
Related parties(1)	(1,946)	(152,572)	(133,625)
Other	(173,287)	(98,666)	(84,051)

	(175,233)	(251,238)	(217,676)

Net premiums written	$3,859,567	$3,881,693	$3,986,101

Gross premiums earned	$4,058,723	$4,095,795	$4,283,797

Ceded premiums earned:
Related parties(1)	(63,540)	(141,165)	(156,137)
Other	(175,721)	(96,010)	(88,578)

	(239,261)	(237,175)	(244,715)

Net premiums earned	$3,819,462	$3,858,620	$4,039,082

Gross incurred losses and LAE(2)	$3,290,786	$2,863,633	$2,747,213
Reinsured losses and LAE ceded(2)	(34,385)	(181,859)	(68,042)

Net losses and LAE incurred	$3,256,401	$2,681,774	$2,679,171

(1)
Premiums written and earned that were ceded to related parties represent amounts from contracts with the AIG Group with effective dates of March 15, 2010 or earlier.
(2)
See Note 11 of Notes to Consolidated Financial Statements for gross and ceded catastrophe losses.

        Gross premiums written and earned, ceded premiums written and earned, gross incurred losses and LAE and reinsured losses and LAE ceded include amounts, which, by prearrangement with TRH, were assumed from an AIG subsidiary and then ceded in an equal amount to other AIG subsidiaries. Gross premiums written and ceded premiums written include $68 million, $153 million and $129 million in 2011, 2010 and 2009, respectively, relating to such arrangements. Gross premiums earned and ceded premiums earned include $130 million, $139 million and $151 million in 2011, 2010 and 2009, respectively, relating to such arrangements. Gross incurred losses and LAE and reinsured losses and LAE ceded include ($143) million, $41 million and $40 million in 2011, 2010 and 2009, respectively, relating to such arrangements.

        A significant portion of the above amounts are considered related party transactions. (See Note 14.) In 2010 and 2009, all ceded premiums written, ceded premiums earned and reinsured losses and LAE ceded from the above arrangements were related party transactions with the AIG Group as they were from contracts with effective dates of March 15, 2010 or earlier. While the arrangements continued in 2011, only the portion related to contracts with effective dates of March 15, 2010 or earlier are considered related party transactions with the AIG Group. In 2011, $2 million of ceded premiums written, $65 million of ceded premiums earned and ($159) million of reinsured losses and LAE ceded from these arrangements were related party transactions. In 2011, 2010 and 2009, related party cessions to the AIG Group, other than amounts related to the above arrangements, were not material.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Reinsurance Ceded (Continued)

        In the fourth quarter of 2011, TRH terminated such agreements with the subsidiaries of AIG. The 2011 amounts above include the following impacts of the termination, (a) gross premiums written were decreased by $86.4 million for the settlement of all remaining unearned premiums and ceded premiums written were decreased by $86.4 million for the settlement of related prepaid reinsurance premiums, with no impact on net premiums written; and (b) gross losses and LAE incurred were decreased by $250.9 million for the settlement of all remaining gross loss reserves related to these agreements and reinsured losses and LAE ceded was decreased by $250.9 million for the settlement of all remaining reinsurance recoverables, with no net impact on net losses and LAE incurred. There was no impact on gross, ceded or net premiums earned from the termination of these agreements.

        Amounts recoverable from retrocessionnaires are recognized in a manner consistent with the claims liabilities associated with the retrocession and are presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balances at December 31, 2011 and 2010 are comprised as follows:

	As of December 31,
	2011	2010
	(in thousands)
Reinsurance recoverable on paid losses and LAE	$43,362	$25,897
Reinsurance recoverable on unpaid losses and LAE	487,940	793,837

Total	$531,302	$819,734

        Ceded reinsurance arrangements do not relieve TRH from its obligations to the insurers and reinsurers from whom it assumes business. The failure of retrocessionnaires to honor their obligations could result in losses to TRH; consequently, an allowance has been established for estimated unrecoverable reinsurance on paid and unpaid losses totaling $12.0 million as of December 31, 2011 and 2010. Write-offs of reinsurance recoverable on paid and unpaid losses and LAE in 2011 and 2010 were not material. At December 31, 2011, $12.2 million of the total reinsurance recoverable balance was overdue by more than 90 days, $6.4 million of which was collateralized. At December 31, 2010, $8.2 million of the total reinsurance recoverable balance was overdue by more than 90 days, of which $2.2 million was collateralized.

        To estimate the allowance for unrecoverable reinsurance on paid and unpaid losses, TRH uses a default analysis. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer's balance deemed uncollectible. Default factors require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The use of different assumptions within TRH's approach could have a material effect on the provision for unrecoverable reinsurance reflected in the Consolidated Financial Statements. To the extent the creditworthiness of TRH's reinsurers were to deteriorate due to an adverse event, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the provision for uncollectible reinsurance. Such an event could have a material adverse effect on TRH's financial condition, results of operations, and cash flows.

        Under its reinsurance security policy, TRH seeks to cede business to reinsurers generally rated "A-" or better. TRH considers reinsurers that are not rated or do not fall within the above rating categories and may grant exceptions to TRH's general policy on a case-by-case basis. At December 31, 2011,

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Reinsurance Ceded (Continued)

approximately 94% of total reinsurance recoverable on paid and unpaid losses and LAE balances were due from reinsurers rated "A-" or better and 6% were due from reinsurers which were rated below "A-" or were not rated.

        With respect to reinsurance recoverable on paid and unpaid losses and LAE, TRH is the beneficiary of substantial amounts of funds held, trust agreements and letters of credit collateralizing reinsurance recoverables with respect to certain reinsurers. At December 31, 2011 and 2010, such funds held, trust agreements and letters of credit secured $95.2 million and $352.1 million, respectively, of TRH's reinsurance recoverable on paid and unpaid losses. No uncollateralized amounts recoverable from a single retrocessionnaire are considered material to the financial position of TRH.

17. Segment Information

        TRH conducts its business and assesses performance through segments organized along geographic lines. The Domestic segment principally includes financial data from branches in the United States except Miami, as well as revenues and expenses of the Company (including interest expense on the Senior Notes and merger-related costs). (See Notes 8 and 3.)

        Prior to 2011, financial information for the Sydney branch was included in the London branch as part of the International-Europe segment. Sydney branch financial information for prior periods was not material. In 2011, Sydney is more appropriately considered a segment for financial reporting purposes and is aggregated with other segments that are generally not material in International-Other. Segment information for periods prior to 2011 has been revised to conform to the current segment presentation. Financial data from the London and Paris branches and from TRZ are reported in the aggregate as International-Europe and considered as one segment due to operational and regional similarities. Data from the Miami (which serves Latin America and the Caribbean), Toronto, Hong Kong, Tokyo and Sydney branches are grouped as International-Other and represent the aggregation of segments that are generally not material. In each segment, property and casualty reinsurance is provided to insurers and reinsurers on a treaty and facultative basis, through brokers or directly to ceding companies.

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

        In addition, three large international brokers, respectively, accounted for assumed premiums equal to 24%, 18% and 11% in 2011, 25%, 18% and 9% in 2010 and 26%, 16% and 8% in 2009, of consolidated revenues, with a significant portion in each segment. In each year, premiums brokered by companies acquired are included in the calculated percentages of the acquiror starting in the year of acquisition as if such acquisition had occurred on January 1 of that year.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Information (Continued)

        The following table is a summary of financial data by segment:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Domestic:
Net premiums written	$1,873,330	$1,949,520	$2,051,053
Net premiums earned(1)	1,859,820	1,966,543	2,064,778
Net investment income	291,560	320,469	309,747
Realized net capital gains (losses)	75,759	49,568	(54,923)
Revenues	2,225,960	2,336,465	2,329,471
Net losses and LAE	1,239,325	1,318,584	1,364,082
Underwriting expenses(2)	522,079	565,069	565,250
Underwriting profit(3)(4)	98,416	82,890	135,446
Income before income taxes(5)	233,593	354,055	327,070
Identifiable assets(7)	9,835,150	9,749,420	9,412,298
International-Europe:
Net premiums written	$1,408,520	$1,362,067	$1,382,426
Net premiums earned	1,340,232	1,337,360	1,419,888
Net investment income	122,259	113,337	120,685
Realized net capital gains (losses)	10,147	(8,893)	(12,642)
Revenues	1,472,638	1,441,804	1,527,931
Net losses and LAE	1,129,926	983,250	1,055,313
Underwriting expenses(2)	363,498	341,976	359,210
Underwriting (loss) profit(3)(4)	(153,192)	12,134	5,365
(Loss) income before income taxes	(20,495)	115,306	113,597
Identifiable assets(7)	4,479,078	4,105,289	3,943,683
International-Other(6):
Net premiums written	$577,717	$570,106	$552,622
Net premiums earned	619,410	554,717	554,416
Net investment income	43,739	39,741	36,970
Realized net capital gains (losses)	2,694	(10,574)	(3,076)
Revenues	665,843	583,884	588,310
Net losses and LAE	887,150	379,940	259,776
Underwriting expenses(2)	207,357	200,501	174,045
Underwriting (loss) profit(3)(4)	(475,097)	(25,724)	120,595
(Loss) income before income taxes	(427,765)	3,427	155,366
Identifiable assets(7)	1,620,445	1,850,645	1,587,678
Consolidated:
Net premiums written	$3,859,567	$3,881,693	$3,986,101
Net premiums earned(1)	3,819,462	3,858,620	4,039,082
Net investment income	457,558	473,547	467,402
Realized net capital gains (losses)	88,600	30,101	(70,641)
Revenues	4,364,441	4,362,153	4,445,712
Net losses and LAE	3,256,401	2,681,774	2,679,171
Underwriting expenses(2)	1,092,934	1,107,546	1,098,505
Underwriting (loss) profit(3)(4)	(529,873)	69,300	261,406
(Loss) income before income taxes(5)	(214,667)	472,788	596,033
Identifiable assets(7)	15,934,673	15,705,354	14,943,659

(1)
Net premiums earned from the AIG Group from contracts with effective dates of March 15, 2010 or prior (when the AIG Group was a related party) were approximately $91.2 million, $244.6 million and $334.0 million in 2011, 2010 and 2009, respectively, and are included mainly in Domestic. (See Notes 1 and 14 of Notes to Consolidated Financial Statements.)

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
(4)
See Note 11 of Notes to Consolidated Financial Statements for net catastrophe costs by segment.
(5)
Includes merger-related costs. (See Note 3 of Notes to Consolidated Financial Statements.)
(6)
The Miami, Tokyo and Sydney branch segment data are each considered significant for at least one of the periods presented. Certain key Miami, Tokyo and Sydney data elements which are included in International-Other are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Miami:
Revenues	$257,597	$243,326	$269,435
Income (loss) before income taxes	36,109	(55,814)	71,924
Identifiable assets as of December 31	514,755	549,747	478,751
Tokyo:
Revenues	$98,730	$86,808	$83,327
(Loss) income before income taxes	(293,923)	38,522	39,061
Identifiable assets as of December 31	249,500	232,772	179,272
Sydney:
Revenues	$52,623	$43,122	$26,869
(Loss) income before income taxes	(201,070)	(16,948)	10,023
Identifiable assets as of December 31	142,208	114,128	94,442
(7)
As of December 31.

        Net premiums earned by major product line are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Casualty:
Other liability(1)	$949,491	$1,080,979	$1,037,628
Accident and health	366,772	411,565	399,267
Medical malpractice	336,163	313,559	359,030
Auto liability	297,884	217,632	274,543
Ocean marine and aviation	292,046	256,871	305,785
Surety and credit	203,521	206,425	222,931
Other	194,041	235,078	246,785

Total casualty	2,639,918	2,722,109	2,845,969

Property:
Fire	566,262	492,026	544,641
Allied lines	394,589	385,079	342,125
Homeowners multiple peril	65,216	74,507	77,473
Earthquake	55,742	51,056	61,550
Auto physical damage	62,630	105,022	130,989
Other	35,105	28,821	36,335

Total property	1,179,544	1,136,511	1,193,113

Total	$3,819,462	$3,858,620	$4,039,082

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

        In all such matters, TRH believes that its positions are legally and commercially reasonable. TRH also regularly evaluates those positions, and where appropriate, establishes or adjusts loss reserves to reflect its evaluation. TRH's aggregate loss reserves take into account the possibility that TRH may not ultimately prevail in each and every disputed matter. TRH takes into consideration changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. TRH considers not only monetary increases in the cost of what it reinsures, but also changes in societal factors that influence jury verdicts and case law, TRH's approach to claim resolution, and, in turn, claim costs. TRH believes its aggregate loss reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on TRH's financial condition, results of operations or cashflows. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on TRH's results of operations, financial condition or cashflows.

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

  (1)
  Stockholder Legal Proceedings Related to the Allied World Merger Agreement and the Alleghany Merger Agreement

          In connection with the since-terminated Allied World Merger Agreement, five putative stockholder class action lawsuits were filed against the Company and the members of the Board challenging the merger contemplated by the Allied World Merger Agreement. Each lawsuit named the Company, the members of the Board, and Allied World as defendants. Four of the lawsuits also named GO Sub as a defendant, and one of the lawsuits named a former director of the Company as a defendant. Each of the lawsuits asserted that the members of the Board breached a fiduciary duty in connection with the approval of the Allied World Merger, and that Allied World and its subsidiaries aided and abetted the alleged breaches of a fiduciary duty. One of the lawsuits also alleged that the Company aided and abetted its directors' alleged breach of a fiduciary duty. The lawsuits sought to enjoin the Allied World Merger, among other relief.

          On June 29, 2011, defendants moved to dismiss or stay the three New York actions in favor of the virtually identical proceedings pending in the Delaware Court of Chancery. On July 25, 2011, the

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingent Liabilities (Continued)

  plaintiffs in the three New York actions moved to consolidate those actions into a single action. On October 18, 2011, the parties stipulated that each of these actions would be discontinued without prejudice. The Court entered the parties' stipulation the following day.

          On July 21, 2011, Vice Chancellor Parsons of the Court of Chancery of the State of Delaware entered an order consolidating the two Delaware actions. Under that order, the Delaware plaintiffs filed a consolidated amended complaint on August 1, 2011 alleging that the Board breached a fiduciary duty by approving certain deal measures that purportedly privileged the Allied World Merger over other potential proposals, including a proposal from Validus Holdings, Ltd. ("Validus"), and by allegedly failing to include material information in the Company's proxy materials, and that Allied World and GO Sub aided and abetted such breaches. Additionally, on August 1, 2011, the Delaware plaintiffs filed a motion to expedite proceedings and a motion for a preliminary injunction, both of which the Company opposed. At a conference held on August 22, 2011, the court declined to set a hearing date on the Delaware plaintiffs' motion for a preliminary injunction and, except for a very narrow issue, denied the Delaware plaintiffs' motion for expedited discovery.

          On October 10, 2011, the Delaware plaintiffs filed a second consolidated amended complaint alleging that the Board breached a fiduciary duty (and that Allied World and GO Sub aided and abetted such breach) by, among other things, adopting and refusing to rescind a shareholder rights plan, approving certain payments to Allied World in conjunction with the Termination Agreement and approving a share repurchase program. The second amended complaint also asserted derivative claims for breach of fiduciary duty against the Board, Allied World and GO Sub, a claim for unjust enrichment against Allied World and GO Sub, and a derivative claim for declaratory relief that the Termination Agreement is null and void. The lawsuit sought the return of any payments from the Company to Allied World pursuant to the Termination Agreement, among other relief. On October 24, 2011, defendants moved to dismiss the second consolidated amended complaint.

          On December 21, 2011, the Delaware plaintiffs filed their third consolidated amended complaint. This third consolidated amended complaint added Alleghany and Shoreline as defendants, and alleged that the members of the Board breached a fiduciary duty in connection with the approval of the Alleghany Merger and that Alleghany and Shoreline aided and abetted the alleged breaches of fiduciary duty. In addition, this third consolidated amended complaint retained its allegations against Allied World and its subsidiaries. On January 6, 2012, defendants moved to dismiss the third consolidated amended complaint.

          In connection with the Alleghany Merger Agreement, two additional putative stockholder class action lawsuits were filed against the Company and the members of the Board challenging the merger contemplated by the Alleghany Merger Agreement. These lawsuits asserted that the members of the Board breached a fiduciary duty in connection with the approval of the Alleghany Merger and that the Company, Alleghany and Shoreline aided and abetted the alleged breaches of fiduciary duty. On January 4, 2012, the Company and the Board filed a motion to dismiss or stay one of the lawsuits.

          On January 30, 2012, the Company entered into a memorandum of understanding with the plaintiffs regarding the settlement of these putative stockholder class actions against the Company and its directors, Alleghany, Shoreline, Allied World and GO Sub. The Company agreed, pursuant to the terms of the proposed settlement, to make certain supplemental disclosures related to the Alleghany Merger. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingent Liabilities (Continued)

  approval following notice to the Company's stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Alleghany Merger, the Alleghany Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys' fees and expenses to be paid by the Company or its successor, which the defendants may oppose. The Company or its successor will pay or cause to be paid any attorneys' fees and expenses awarded by the Court of Chancery of the State of Delaware. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court of Chancery of the State of Delaware will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

  (2)
  Validus Holdings, Ltd. v. Transatlantic Holdings, Inc., et al. (Court of Chancery of the State of Delaware)

          On August 10, 2011, Validus filed a complaint in Delaware Chancery Court against the Company, the Board, Allied World and GO Sub. The complaint alleges that the Company and the Board breached their fiduciary duties (and that Allied World and GO Sub aided and abetted such breaches) (a) by requiring Validus to execute a confidentiality agreement containing a standstill provision prior to engaging in negotiations with Validus and (b) as a result of the Company's and Allied World's various disclosures regarding both the proposed merger with Allied World and Validus' proposal, which Validus alleges include false and misleading statements. On August 16, 2011, Validus filed a Motion for Preliminary Injunction and a Motion for Expedited Proceedings, both of which the Company opposed. At a conference held on August 22, 2011, the court declined to set a hearing date on Validus' motion for a preliminary injunction and indicated that it was unlikely to conclude that Validus asserted a colorable claim for breach of fiduciary duty based on the Company's requirement that Validus enter into a confidentiality agreement with a standstill provision. On August 24, 2011, Validus withdrew its motion for expedited proceedings. On September 6, 2011, the Company and the Board moved to dismiss the complaint.

          The Company and the Board believe this lawsuit is without merit and intend to defend against it vigorously.

  (3)
  Transatlantic Holdings, Inc. v. Validus Holdings Ltd. (U.S. District Court for the District of Delaware)

          On July 28, 2011, the Company filed a lawsuit in the United States District Court for the District of Delaware against Validus alleging that Validus violated Sections 14(a) and (e) of the Securities Exchange Act of 1934 ("Securities Exchange Act") and Section 11 of the Securities Act of 1933 by making materially false and/or misleading statements in its proxy and tender offer materials filed with the Securities and Exchange Commission. The lawsuit seeks, among other relief, an order: (a) compelling Validus to correct the material false and/or misleading statements it has made in connection with both its proxy and tender offer materials; and (b) prohibiting Validus from acquiring

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingent Liabilities (Continued)

  or attempting to acquire shares of the Company until its misstatements have been corrected. On August 10, 2011, Validus filed a motion to dismiss the Company's lawsuit. On September 12, 2011, the Company filed an amended complaint against Validus and two Validus executives alleging that Validus and the executives violated Section 14(a) of the Securities Exchange Act by making materially false and/or misleading statements in its proxy and tender offer materials filed with the Securities and Exchange Commission and seeking a declaration that the Company's Schedule 14(D)-9 filed with the Securities and Exchange Commission complies with Section 14(d)(1) of the Securities Exchange Act. Pursuant to a stipulation filed with the court on October 3, 2011, the parties agreed, among other things, that Validus' motion to dismiss would be withdrawn as moot and that the Company could file an amended complaint after October 31, 2011.

  (4)
  Other Legal Proceedings

          On January 26, 2012, the Company reached an agreement with AIG to settle a dispute, previously in arbitration, which arose as a result of losses claimed by TRH from its participation in a securities lending program administered and managed by AIG. The agreement calls for the parties to attempt to reach a mediated settlement involving the securities lending program, along with various other business issues that were not the subject of the arbitration proceedings. If a mediated settlement is not reached, the parties have agreed that the mediator will determine the amount of a settlement payment to TRH by June 1, 2012 with respect to the securities lending claims alone within a range between $45 million and $125 million. TRH will record the benefit resulting from this settlement when the final outcome is determined. The agreement settles all of the claims in the arbitration without any admission of liability by any party.

          On September 15, 2011, TRC entered into a negotiated settlement and commutation with United Guaranty Residential Insurance Company, United Guaranty Mortgage Indemnity Company, United Guaranty Credit Insurance Company and United Guaranty Residential Insurance Company of North Carolina (collectively, "UGC") with respect to arbitration proceedings involving certain contracts related to subprime mortgages and credit default insurance pursuant to which UGC purchased reinsurance from TRC. The negotiated settlement reduced 2011 net premiums written and net premiums earned by $19 million, net losses and loss adjustment expenses incurred in respect of losses occurring in prior years by $61 million and net commissions by $3 million, resulting in a pre-tax net benefit to (loss) income before income taxes of $45 million.

(b) Commercial Commitments

        In the normal course of business, TRH has letters of credit outstanding as of December 31, 2011 totaling $44.9 million. These letters of credit are provided to secure certain loss reserves and other balances due to ceding companies. Where TRH provides a letter of credit, it is generally contractually obligated to continue to provide a letter of credit to the ceding company in the future to secure certain reserves and other balances.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingent Liabilities (Continued)

(c) Leases

        As of December 31, 2011, the future minimum lease payments (principally for leased office space) under various long-term operating leases were as follows:

Future Minimum Lease Payments
(in thousands)
2012	$13,550
2013	12,921
2014	12,303
2015	11,804
2016	10,318
Remaining years after 2016 (from 2017 to 2022)	44,447

Total	$105,343

        Rent expense approximated $12.7 million, $12.5 million and $12.9 million in 2011, 2010 and 2009, respectively.

(d) Funding Commitment

        In 2011, TRH entered into an agreement with a non-U.S. reinsurer to purchase $25 million of preferred stock in the reinsurer in 2012.

19. Employee Retention Plans

        In June 2011, TRH offered retention agreements to key officers and employees (the "2011 Retention Plan"). Approximately $29 million of compensation offered consisted of stock-based compensation, which will vest equally on September 30, 2012 and December 31, 2013, subject to the recipients' continued employment with TRH on those dates, among other things. As of December 31, 2011, no stock-based compensation has yet been granted and therefore no expense has been recorded related to these agreements. The remainder of the program provides for cash awards aggregating $11 million payable on December 31, 2012, subject to the recipients' continued employment with TRH through December 31, 2012, among other things. Retention agreements with Alleghany will replace the 2011 Retention Plan related to the stock-based retention agreements with substantially similar vesting terms and will generally become effective after the completion of the Alleghany Merger.

        $2 million of expenses related to cash awards under the 2011 Retention Plan were incurred in 2011 and are included mainly in other underwriting expenses. Expenses related to the 2011 Retention Plan will be incurred ratably through the vesting periods, with the majority of the remaining expenses expected to be recorded in 2012 and the balance recorded in 2013.

        In October 2008, TRH adopted a retention program (the "2008 Retention Plan") covering a significant number of its employees, including its senior-most management. Salary expenses incurred related to the 2008 Retention Plan totaled nil in 2011 and 2010 and approximately $20 million in 2009.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Quarterly Financial Information (Unaudited)

        The following is a summary of unaudited quarterly financial data for each of the years ended December 31, 2011 and 2010. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for such periods have been made.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2011(1)	2010	2011	2010	2011	2010	2011	2010
	(in thousands, except per share data)
Net premiums written	$1,043,824	$1,026,299	$996,648	$947,589	$955,672	$1,007,030	$863,423	$900,775
Net premiums earned	956,829	992,595	954,929	973,752	945,757	958,291	961,947	933,982
Net investment income	106,840	112,610	119,508	115,774	117,948	123,840	113,262	121,323
Realized net capital gains (losses)	55,412	(1,889)	(766)	8,277	13,225	10,567	20,729	13,146
Total expenses	1,438,664	1,084,236	978,934	967,208	973,515	928,549	1,187,995	909,372
Net (loss) income	(190,152)	15,875	80,882	110,510	67,534	134,056	(57,483)	141,760
Net (loss) income per common share:
Basic	(3.05)	0.24	1.29	1.72	1.08	2.11	(0.98)	2.26
Diluted	(3.05)	0.24	1.28	1.70	1.06	2.08	(0.98)	2.22

(1)
As the impact of potential shares for the three months ended March 31, 2011 and December 31, 2011 is anti-dilutive (i.e., reduces the net loss per common share), potential shares are not included in the diluted net loss per common share calculation.

Item 9.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

        There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the twenty-four months ended December 31, 2011.

Item 9A.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out by TRH's management, with the participation of TRH's Chief Executive Officer and Chief Financial Officer, of the effectiveness of TRH's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, TRH's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in TRH's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of TRH's fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, TRH's internal control over financial reporting.

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

        As of the end of TRH's 2011 fiscal year, management conducted an assessment of the effectiveness of TRH's internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that TRH's internal control over financial reporting as of December 31, 2011 is effective.

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

        The effectiveness of TRH's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of TRH's internal control over financial reporting as of December 31, 2011.

 Item 9B.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
OTHER INFORMATION

        None.

PART III

Item 10.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except for the information relating to executive officers of Transatlantic Holdings, Inc. (the "Company", and collectively with its subsidiaries, "TRH") included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant" and in this paragraph, information required by this item will be included in an amendment to this Form 10-K or a definitive proxy or information statement to be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the Company's fiscal year in accordance with General Instruction G(3) to Form 10-K, and such information is incorporated herein by reference. TRH has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer that establishes minimum standards of professional responsibility and ethical conduct. This code of ethics is available on TRH's website at http://www.transre.com.

Item 11.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
EXECUTIVE COMPENSATION

        This item is omitted because an amendment to this Form 10-K or a definitive proxy or information statement will be filed with the SEC not later than 120 days after the close of the fiscal year in accordance with General Instruction G(3) to Form 10-K.

Item 12.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

        This item is omitted because an amendment to this Form 10-K or a definitive proxy or information statement will be filed with the SEC not later than 120 days after the close of the fiscal year in accordance with General Instruction G(3) to Form 10-K.

        In addition, summarized information with respect to equity compensation granted by the Company as of December 31, 2011 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(4)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	1,790,047	$61.77
Service & performance restricted stock units(1)	1,921,398	—
Other(2)	34,868	42.10

Total equity compensation plans approved by security holders(3)	3,746,313	29.90	2,160,997
Equity compensation plans not approved by security holders	—	—	—

Total(3)	3,746,313	$29.90	2,160,997

(1)
Includes 20,138 vested but unissued restricted stock units.
(2)
Represents shares subscribed under the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended, and the Transatlantic Holdings, Inc. 2010 U.K. Sharesave Plan.
(3)
For purposes of calculating the total weighted average exercise price, service and performance restricted stock units are included at a zero exercise price. Excluding service and performance restricted stock units, the weighted average exercise price of all outstanding options, warrants and rights from equity compensation plans would be $61.39.
(4)
The number of shares available for issuance by equity compensation plan consists of: 798,954 shares under the Transatlantic Holdings, Inc. 2009 Long Term Equity Incentive Plan; 44,933 shares under the Transatlantic Holdings, Inc. 2008 Non-Employee Directors' Stock Plan; 1,221,610 shares under the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended; and 95,500 shares under the Transatlantic Holdings, Inc. 2010 U.K. Sharesave Plan.

Item 13.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        This item is omitted because an amendment to this Form 10-K or a definitive proxy or information statement will be filed with the SEC not later than 120 days after the close of the fiscal year in accordance with General Instruction G(3) to Form 10-K.

Item 14.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This item is omitted because an amendment to this Form 10-K or a definitive proxy or information statement will be filed with the SEC not later than 120 days after the close of the fiscal year in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Financial Statements and Exhibits

  1.
  Financial Statements and Schedules

      See accompanying Index to Consolidated Financial Statements in Item 8. Schedules not included in the accompanying index have been omitted because they are not applicable.

    2.
    Exhibits

21.1	—	Subsidiaries of Registrant.
23.1	—	Consent of PricewaterhouseCoopers LLP.
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael C. Sapnar, President and Chief Executive Officer.
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael C. Sapnar, President and Chief Executive Officer.
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.

        See accompanying Exhibit Index for additional Exhibits incorporated by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSATLANTIC HOLDINGS, INC.
By:	/s/ MICHAEL C. SAPNAR Michael C. Sapnar Title: President and Chief Executive Officer

February 27, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL C. SAPNAR Michael C. Sapnar	President and Chief Executive Officer (principal executive officer) and Director	February 27, 2012
/s/ STEVEN S. SKALICKY Steven S. Skalicky	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2012
/s/ RICHARD S. PRESS Richard S. Press	Chairman	February 27, 2012
/s/ STEPHEN P. BRADLEY Stephen P. Bradley	Director	February 27, 2012
/s/ IAN H. CHIPPENDALE Ian H. Chippendale	Director	February 27, 2012
/s/ JOHN G. FOOS John G. Foos	Director	February 27, 2012
/s/ JOHN L. MCCARTHY John L. McCarthy	Director	February 27, 2012
/s/ ROBERT F. ORLICH Robert F. Orlich	Director	February 27, 2012

SCHEDULE I

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2011

Type of Investment	Cost or Amortized Cost(1)	Fair Value	Amount at Which Shown in the Balance Sheet
	(in thousands)
Fixed maturities:
U.S. Government	$23,992	$28,454	$28,454
U.S. Government agencies	1,114,004	1,135,984	1,135,984
States, municipalities and political subdivisions	5,443,762	5,784,488	5,784,488
Foreign governments	832,243	866,438	866,438
U.S. corporate	2,259,652	2,313,719	2,313,719
Foreign corporate	1,834,546	1,876,377	1,876,377
Asset-backed:
Residential mortgage-backed	243,868	197,907	197,907
Commercial mortgage-backed	229,072	235,573	235,573
Other asset-backed	63,497	64,589	64,589

Total fixed maturities	12,044,636	12,503,529	12,503,529

Equities:
Common stocks:
Public utilities	22,604	25,820	25,820
Banking and financial	83,434	73,296	73,296
All other	449,875	480,208	480,208

Total common stocks	555,913	579,324	579,324
Nonredeemable preferred stocks	7,000	7,000	7,000

Total equities	562,913	586,324	586,324

Other invested assets	256,315	266,185	266,185
Short-term investments	63,661	63,661	63,661

Total investments	$12,927,525	$13,419,699	$13,419,699

(1)
Investments in fixed maturities are shown at amortized cost.

SCHEDULE II

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only)
As of December 31, 2011 and 2010

	2011	2010
	(in thousands, except share data)
Assets:
Fixed maturities available for sale, at fair value (amortized cost: 2011—$163,485; 2010—$146,103)	$165,524	$147,652
Short-term investments, at cost (approximates fair value)	2,777	50,207
Cash and cash equivalents	878	52,202
Investment in subsidiaries	4,822,038	4,915,380
Dividends due from subsidiaries	—	100,000
Other assets	97,696	62,729

Total assets	$5,088,913	$5,328,170

Liabilities:
Dividends payable	$—	$13,200
Senior notes	1,005,960	1,030,511

Total liabilities	1,005,960	1,043,711

Stockholders' equity:
Preferred stock	—	—
Common stock	67,855	67,611
Additional paid-in capital	340,151	318,064
Accumulated other comprehensive income	330,946	154,615
Retained earnings	3,850,218	3,988,891
Treasury stock, at cost: 2011—10,466,671; 2010—5,362,800 shares of common stock	(506,217)	(244,722)

Total stockholders' equity	4,082,953	4,284,459

Total liabilities and stockholders' equity	$5,088,913	$5,328,170

See Notes to Condensed Financial Information of Registrant (Parent Company Only)

 STATEMENTS OF OPERATIONS
(Parent Company Only)
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands)
Revenues:
Net investment income (principally dividends from subsidiary)	$406,863	$304,959	$151,907
Realized net capital losses	(225)	(3,232)	(3,941)
(Loss) gain on early extinguishment of debt	(1,179)	(115)	9,869
Equity in undistributed (loss) income of subsidiaries	(314,140)	159,756	366,066

Total revenues	91,319	461,368	523,901

Expenses:
Operating expenses	158,928	22,496	19,707
Interest on senior notes	66,769	68,272	43,454

Total expenses	225,697	90,768	63,161

(Loss) income before income taxes	(134,378)	370,600	460,740

Income tax benefits:
Current	(48,148)	(25,933)	(14,309)
Deferred	12,989	(5,668)	(2,613)

Total income tax benefits	(35,159)	(31,601)	(16,922)

Net (loss) income	$(99,219)	$402,201	$477,662

See Notes to Condensed Financial Information of Registrant (Parent Company Only)

 STATEMENTS OF CASH FLOWS
(Parent Company Only)
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(99,219)	$402,201	$477,662

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	314,140	(159,756)	(366,066)
Change in dividend due from subsidiary	100,000	(70,000)	(30,000)
Other, net	(25,845)	11,707	(2,911)

Total adjustments	388,295	(218,049)	(398,977)

Net cash provided by operating activities	289,076	184,152	78,685

Cash flows from investing activities:
Proceeds of fixed maturities sold or matured	344,842	23,923	14,319
Purchase of fixed maturities	(361,664)	(135,406)	(35,513)
Net sale (purchase) of short-term investments	47,453	267,048	(319,989)
Other, net	(26,927)	(13,933)	(5,300)

Net cash provided by (used in) investing activities	3,704	141,632	(346,483)

Cash flows from financing activities:
Dividends to stockholders	(52,652)	(52,611)	(51,780)
Common stock issued	(5,749)	(43)	1,579
Acquisition of treasury stock	(261,495)	(219,734)	(3,069)
Repurchase of senior notes	(26,110)	(3,105)	(19,612)
Net proceeds from issuance of senior notes	—	—	336,929
Other, net	1,902	1,911	(187)

Net cash (used in) provided by financing activities	(344,104)	(273,582)	263,860

Change in cash and cash equivalents	(51,324)	52,202	(3,938)
Cash and cash equivalents, beginning of year	52,202	—	3,938

Cash and cash equivalents, end of year	$878	$52,202	$—

Notes to Condensed Financial Information of Registrant (Parent Company Only)

(1)
The condensed financial information of registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(2)
Investment in subsidiaries is accounted for on the equity method.

(3)
See Note 8 of Notes to Consolidated Financial Statements for a discussion of the senior notes.

(4)
Dividends received from consolidated subsidiaries totaled $500.0 million, $231.5 million and $121.5 million in 2011, 2010 and 2009, respectively.

(5)
The Company's cash and cash equivalents and short-term investments are available for liquidity needs in 2012.

(6)
See Note 3 of Notes to Consolidated Financial Statements for a discussion of the merger agreement with Alleghany Corporation, the terminated merger agreement with Allied World Assurance Holdings, AG and merger-related expenses.

SCHEDULE III

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
As of December 31, 2011, 2010 and 2009 and for the Years Then Ended

	Deferred Policy Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses	Net Commissions and Change in Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
	(in thousands)
2011
Property-Casualty
Domestic	$113,398	$5,799,455	$596,844	$1,859,820	$291,560	$1,239,325	$429,799	$92,280	$1,873,330
International:
Europe	85,221	3,025,150	368,537	1,340,232	122,259	1,129,926	310,651	52,847	1,408,520
Other	52,091	704,398	211,944	619,410	43,739	887,150	180,152	27,205	577,717

Consolidated	$250,710	$9,529,003	$1,177,325	$3,819,462	$457,558	$3,256,401	$920,602	$172,332	$3,859,567

2010
Property-Casualty
Domestic	$109,827	$5,379,987	$592,269	$1,966,543	$320,469	$1,318,584	$465,641	$99,428	$1,949,520
International:
Europe	62,787	2,780,704	300,009	1,337,360	113,337	983,250	289,467	52,509	1,362,067
Other	65,682	859,919	320,257	554,717	39,741	379,940	174,814	25,687	570,106

Consolidated	$238,296	$9,020,610	$1,212,535	$3,858,620	$473,547	$2,681,774	$929,922	$177,624	$3,881,693

2009
Property-Casualty
Domestic	$120,061	$5,116,056	$600,247	$2,064,778	$309,747	$1,364,082	$478,448	$86,802	$2,051,053
International:
Europe	58,613	2,763,482	302,263	1,419,888	120,685	1,055,313	311,848	47,362	1,382,426
Other	58,792	729,567	285,016	554,416	36,970	259,776	150,028	24,017	552,622

Consolidated	$237,466	$8,609,105	$1,187,526	$4,039,082	$467,402	$2,679,171	$940,324	$158,181	$3,986,101

SCHEDULE IV

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
REINSURANCE
For the Years Ended December 31, 2011, 2010 and 2009

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(dollars in thousands)
2011
Premiums written:
Property-Casualty	$—	$175,233	$4,034,800	$3,859,567	105%
2010
Premiums written:
Property-Casualty	—	$251,238	$4,132,931	$3,881,693	106%
2009
Premiums written:
Property-Casualty	—	$217,676	$4,203,777	$3,986,101	105%

SCHEDULE VI

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
As of December 31, 2011, 2010 and 2009 and For the Years Then Ended

	Deferred Acquisition Policy Costs	Unpaid Losses and Loss Adjustment Expenses	Discount if any Deducted	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Adjustment Expenses Related to Current Year	Net Losses and Loss Adjustment Expenses Related to Prior Years	Net Commissions and Change in Deferred Policy Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
	(in thousands)

2011	$250,710	$9,529,003	$—	$1,177,325	$3,819,462	$457,558	$3,378,405	$(122,004)	$920,602	$2,425,638	$3,859,567
2010	238,296	9,020,610	—	1,212,535	3,858,620	473,547	2,738,733	(56,959)	929,922	2,207,474	3,881,693
2009	237,466	8,609,105	—	1,187,526	4,039,082	467,402	2,718,119	(38,948)	940,324	2,421,008	3,986,101

EXHIBIT INDEX

Exhibit No.		Description	Location
3.1	—	Restated Certificate of Incorporation of Transatlantic Holdings, Inc., dated September 8, 2009.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated September 8, 2009, and incorporated herein by reference.
3.2	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Transatlantic Holdings, Inc.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated July 28, 2011 and incorporated herein by reference.
3.3	—	Amended and Restated By-Laws of Transatlantic Holdings, Inc., dated July 26, 2011.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated July 28, 2011 and incorporated herein by reference.
4.1	—	Form of Common Stock Certificate.	Filed as an exhibit to the Company's Registration Statement (File No. 33-34433) and incorporated herein by reference.
4.2	—	Rights Agreement, dated July 27, 2011, between Transatlantic Holdings, Inc. and American Stock Transfer & Trust Company LLC.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated July 28, 2011 and incorporated herein by reference.
4.2.1	—	Amendment No. 1 to Rights Agreement, dated November 20, 2011, between Transatlantic Holdings, Inc. and American Stock Transfer & Trust Company LLC.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated November 22, 2011 and incorporated herein by reference.
4.2.2	—	Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.2.3	—	First Supplemental Indenture between Transatlantic Holdings, Inc. and The Bank of New York, dated December 14, 2005.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated December 15, 2005, and incorporated herein by reference.
4.2.4	—	Second Supplemental Indenture by and among Transatlantic Holdings, Inc. and The Bank of New York Mellon, dated November 23, 2009.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated November 23, 2009, and incorporated herein by reference.
4.3	—	Voting Agreement by and between Transatlantic Holdings, Inc. and Davis Selected Advisors L.P., dated June 8, 2009.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated June 10, 2009, and incorporated herein by reference.
10.1	—	Investment Management Agreement between Transatlantic Holdings, Inc. and BlackRock Financial Management, Inc. dated June 30, 2009.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated July 2, 2009, and incorporated herein by reference.
10.2	—	Transatlantic Holdings, Inc. 2000 Stock Option Plan*.	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-50298) and incorporated herein by reference.

Exhibit No.		Description	Location
10.2.1	—	Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*.	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-111513) and incorporated herein by reference.
10.2.2	—	Form of Transatlantic Holdings, Inc. 2000 Stock Option Plan stock option agreement*.	Filed as an exhibit to the Company's 2004 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2004, and incorporated herein by reference.
10.2.3	—	Form of Transatlantic Holdings, Inc. 2003 Stock Incentive Plan RSU award agreement*.	Filed as an exhibit to the Company's 2004 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2004, and incorporated herein by reference.
10.2.4	—	Amended Transatlantic Holdings, Inc. 2000 Stock Option Plan*.	Filed as an appendix to the Company's Definitive Proxy Statement (File No. 1-10545) dated April 18, 2008, and incorporated herein by reference.
10.2.5	—	Amended Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*.	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-135832) and incorporated herein by reference.
10.2.6	—	Transatlantic Holdings, Inc. Partners Plan*.	Filed as an exhibit to the Company's 2006 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2006, and incorporated herein by reference.
10.2.7	—	Transatlantic Holdings, Inc. Senior Partners Plan*.	Filed as an exhibit to the Company's 2006 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2006, and incorporated herein by reference.
10.2.8	—	Transatlantic Holdings, Inc. Annual Bonus Plan*.	Filed as an exhibit to the Company's 2006 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2006, and incorporated herein by reference.
10.2.9	—	Form of Transatlantic Holdings, Inc. Partners Plan Performance RSU Award Agreement*.	Filed as an exhibit to the Company's 2006 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2006, and incorporated herein by reference.
10.2.10	—	Form of Transatlantic Holdings, Inc. Senior Partners Plan Performance RSU Award Agreement*.	Filed as an exhibit to the Company's 2006 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2006, and incorporated herein by reference.
10.2.11	—	Transatlantic Holdings, Inc. 2008 Non-Employee Directors' Stock Plan*.	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-152095) and incorporated herein by reference.

Exhibit No.		Description	Location
10.2.12	—	Transatlantic Holdings, Inc. Executive Severance Plan*.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated May 29, 2008, and incorporated herein by reference.
10.2.13	—	Form of Transatlantic Holdings, Inc. Retention Bonus Letters*.	Filed as an exhibit to the Company's 2008 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2008, and incorporated herein by reference.
10.2.14	—	Amendment No. 1 to the Transatlantic Holdings, Inc. 2003 Stock Incentive Plan*.	Filed as an exhibit to the Company's 2008 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2008, and incorporated herein by reference.
10.2.15	—	Amendment No. 1 to the Transatlantic Holdings, Inc. Partners Plan*.	Filed as an exhibit to the Company's 2008 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2008, and incorporated herein by reference.
10.2.16	—	Amendment No. 1 to the Transatlantic Holdings, Inc. Senior Partners Plan*.	Filed as an exhibit to the Company's 2008 Quarterly Report on Form 10-Q (File No. 1-10545) for the quarter ended September 30, 2008, and incorporated herein by reference.
10.2.17	—	Transatlantic Holdings, Inc. 2009 Long Term Equity Incentive Plan*.	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-159398) and incorporated herein by reference.
10.2.18	—	Transatlantic Holdings, Inc. 2007 Executive Bonus Plan*.	Filed as an appendix to the Company's Definitive Proxy Statement (File No. 1-10545) dated April 8, 2010 and incorporated herein by reference.
10.2.19	—	Form of Transatlantic Holdings, Inc. Executive Retention Agreement.*	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated July 7, 2011 and incorporated herein by reference.
10.3	—	Management Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated February 15, 1991.	Filed as an exhibit to the Company's 1995 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.
10.4	—	Quota Share Reinsurance Agreement between Transatlantic Reinsurance Company and Putnam Reinsurance Company, dated December 6, 1995.	Filed as an exhibit to the Company's 1995 Annual Report on Form 10-K (File No. 1-10545) and incorporated herein by reference.
10.5	—	Termination Agreement among Transatlantic Holdings, Inc., Allied World Assurance Company Holdings, AG, and GO Sub, LLC, dated September 15, 2011.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated September 16, 2011 and incorporated herein by reference.

Exhibit No.		Description	Location
10.6	—	Agreement and Plan of Merger among Transatlantic Holdings, Inc., Alleghany Corporation and Shoreline Merger Sub, Inc. (formerly, Shoreline Merger Sub, LLC), dated November 20, 2011.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated November 22, 2011 and incorporated herein by reference.
10.7	—	Form of Voting Agreement between Transatlantic Holdings, Inc. and the Alleghany Supporting Stockholders, dated November 20, 2011.	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-10545) dated November 22, 2011 and incorporated herein by reference.
21.1	—	Subsidiaries of the registrant.	Filed herewith.
23.1	—	Consent of PricewaterhouseCoopers LLP.	Filed herewith.
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael C. Sapnar, President and Chief Executive Officer.	Filed herewith.
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Filed herewith.
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael C. Sapnar, President and Chief Executive Officer.	Provided herewith.
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.	Provided herewith.
101	—	Interactive data files pursuant to Rule 405 of Regulation S-T: (a) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (b) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (c) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009; (d) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (e) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (f) the Notes to Consolidated Financial Statements; and (g) Financial Statement Schedules**.	Furnished herewith.

*
Management contract or compensatory plan or agreement.
**
This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.