Form 10-K/A
period 2011-12-31
TRANSATLANTIC HOLDINGS INC
filed 2012-04-27
CIK 862510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)*

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,051,497,917.

As of January 31, 2012, there were outstanding 57,526,806 shares of Common Stock, $1.00 par value, of the registrant.

* On March 6, 2012, the registrant was merged with and into Shoreline Merger Sub, Inc., a wholly-owned subsidiary of Alleghany Corporation, and all of its outstanding shares were cancelled and converted into the right to receive merger consideration pursuant to the Agreement and Plan of Merger, dated as of November 20, 2011, by and among the registrant, Shoreline Merger Sub, Inc. (formerly, Shoreline Merger Sub, LLC), and Alleghany Corporation. Information provided in this cover page is as of February 27, 2012 (except as expressly set forth herein), prior to the merger.

EXPLANATORY NOTE

Transatlantic Holdings, Inc. (the “Company”, and collectively with its subsidiaries, “TRH”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2012, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

Pursuant to the Agreement and Plan of Merger, dated as of November 20, 2011, by and among the Company, Shoreline Merger Sub, Inc. (formerly, Shoreline Merger Sub, LLC), and Alleghany Corporation (the “Merger Agreement”), on March 6, 2012, the Company merged with and into Shoreline Merger Sub, Inc. (the “Merger”) and became a wholly-owned subsidiary of Alleghany Corporation (“Alleghany”).  As a result of the Merger, TRH Common Stock was delisted from the New York Stock Exchange and subsequently deregistered under the Exchange Act.

i

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

ii

PART III

Item 10.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

Information concerning our executive officers appears under Part I, Item 1 of the Original Form 10-K Filing under the caption “Executive Officers of the Registrant.”

DIRECTORS

The table below sets forth the name, position, age and term of office as director for each director who served on the Company’s Board of Directors (the “Board”) as of February 27, 2012. Upon consummation of the Merger on March 6, 2012, each of the Company’s directors resigned and Alleghany, as the Company’s sole stockholder, appointed directors to the Board. Each of the directors listed below, other than Mr. Sapnar, was elected by the Company’s stockholders at the annual meeting of stockholders held on May 26, 2011.  On May 26, 2011, at a meeting of the Board following the annual meeting of stockholders, the Board elected Mr. Sapnar to the Board to fill a vacancy created by Mr. Thomas R. Tizzio’s retirement.

Name	Position	Age	Served as Director Since
Richard S. Press	Chairman	73	2006
Stephen P. Bradley	Director	70	2010
Ian H. Chippendale	Director	63	2007
John G. Foos	Director	62	2007
John L. McCarthy	Director	64	2008
Robert F. Orlich	Director(1)	64	1994
Michael C. Sapnar	President and Chief Executive Officer and Director(2)	45	2011

(1)                                  Mr. Orlich retired on December 31, 2011 from the position of Chief Executive Officer of the Company.

(2)                                  Mr. Sapnar was named Chief Executive Officer of the Company, TRC and Fair American by election of the Board of Directors effective as of January 1, 2012. From September 2011 to December 2011, Mr. Sapnar was President of the Company, TRC and Fair American. From May 2011 to September 2011, Mr. Sapnar was Executive Vice President and Chief Operating Officer of the Company, TRC and Fair American. From May 2006 to May 2011, Mr. Sapnar was Executive Vice President and Chief Underwriting Officer, Domestic Operations of the Company, TRC and Fair American. Since May 2011 to the present, Mr. Sapnar has served as a Director of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of TRH Common Stock. Directors, executive officers and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders have been complied with.

CODE OF EHTICS

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer that establishes minimum standards of professional responsibility and ethical conduct. This code of ethics is available on the Company’s website at http://www.transre.com.

AUDIT COMMITTEE

As of February 27, 2012, the Company had a standing Audit Committee of the Board. The Audit Committee, which held twelve meetings during 2011, assisted the Board’s oversight of TRH’s financial statements and TRH’s compliance with legal and regulatory requirements, the qualifications and performance of TRH’s independent registered public accounting firm and the performance of TRH’s internal audit function. The Audit Committee was directly responsible for the appointment, compensation, retention and oversight of the work of TRH’s independent registered public accounting firm. Messrs.  Foos, Jeffery and Press served as members of the Audit Committee from January 1, 2011 through March 23, 2011. From March 24, 2011 through May 26, 2011, Messrs. Foos, McCarthy and Press served as members of the Audit Committee. From May 26, 2011 through December 31, 2011, Messrs. Bradley, Foos and Press served as members of the Audit Committee. During 2011, Mr. Foos served as the Chairman of the Audit Committee. The Board determined that each member of the Audit Committee is “financially literate” and independent within the meaning of the NYSE listing standards. Additionally, the Board determined that Mr. Foos is an audit committee financial expert, as defined by SEC rules and was designated as the Audit Committee financial expert. Also, on the recommendation of the Nominating and Corporate Governance Committee, the Board determined that Mr. Foos has accounting or related financial management expertise and is an independent director, as defined by the NYSE listing standards.

Item 11.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides important information on TRH’s executive compensation program prior to the Merger and the amounts shown in the executive compensation tables that follow.

Objectives and Design of the Compensation Framework

TRH’s performance-driven compensation framework is designed to attract, motivate and retain key executives. The Committee’s philosophy for achieving these goals was to:

•                  Emphasize “at risk” elements of compensation through the use of awards that will have value only if TRH produces a threshold level of financial performance and stockholder returns during current and subsequent performance periods.

•                  Foster an owner/management culture through a partnership compensation approach that recognizes career milestones and promotes senior management accountability for a variety of company-wide strategic goals.

•                  Align the long-term economic interests of key executives with those of stockholders by providing a substantial component of each key executive’s compensation in the form of long-term equity incentives.

•                  Centralize administration and control over individual compensation components.

The nature of TRH’s business requires its compensation programs to take a balanced approach in rewarding short-term and long-term performance and to different types of long-term performance due to the volatility inherent in TRH’s reinsurance business. TRH’s compensation framework for the executives named in the Summary Compensation Table (the “named executives”) used performance-based components and time-vested equity awards to emphasize the mix of performance measures that TRH has believed needed to be addressed to deliver stockholder value: (i) annual performance-based cash bonuses, (ii) time-vested equity awards, (iii) performance-based restricted stock units (“Performance RSUs”) under the TRH Partners Plan and (iv) performance-based cash awards (“Performance Cash”) under the 2009 Long Term Incentive Plan.  The primary elements of performance rewarded by these components were:

•                  Adjusted combined ratio, adjusted return on equity and net written premium volume were yearly financial metrics considered in awarding the annual cash bonuses to senior executives, including the named executives. The annual cash bonuses were also affected by company performance against non-financial strategic and operational goals.

•                  Growth in adjusted book value per share was the performance measure used to determine the number of Performance RSUs and amount of Performance Cash earned under the Partners Plan measured over three-year periods.

•                  The market price of TRH Common Stock determined the value of time-vested RSU awards and affected the value of Performance RSUs earned under the Partners Plans.

In 2011, the three different long-term incentive compensation programs (time-vested equity awards, Partners Plan Performance RSUs and performance based long-term cash awards) used to encourage long-term growth utilized different weightings of adjusted book value and share price performance. The value of time-vested RSU awards was entirely dependent on the market price of TRH Common Stock. The value ultimately realized from an award under the Partners Plan depended on both TRH’s financial performance (which determined the number of Performance RSUs and amount of Performance Cash earned) and the market price of TRH Common Stock (which determined the value of each Performance RSU earned under the plans).

TRH’s compensation framework was consistent with our compensation objectives. First, it was designed so that TRH’s Partners Plan participants were incentivized to achieve a targeted level of compound annual growth in the book value per share of TRH common stock to earn a portion of their long-term awards. Second, multiple performance goals provided a balance of financial and market incentives covering annual, mid-term and long-term measurement periods.

Stockholder-approved 2009 Long Term Equity Incentive Plan maximized deductibility of long-term executive compensation. Section 162(m) of the Internal Revenue Code permits companies to deduct amounts in excess of $1 million paid in any year to the CEO and three other most highly compensated officers (other than the chief financial officer who is not subject to these rules) provided certain requirements are met. The 2009 Long Term Equity Incentive Plan adopted in 2009 was designed to allow TRH to maximize the deductibility of long-term, performance-based, compensation awards under the plan as well as under the Partners Plan.

Executive Bonus Plan rewarded executives based on key performance measures. Under the TRH Executive Bonus Plan (“EBP”), each participating executive’s target for an annual cash bonus was established by the Committee based on an analysis of our market competitors and each executive’s experience, responsibilities and goals. This targeted value was expressed as a specified percentage of the executive’s salary. The level of the annual cash bonus payout was then determined based on a combination of performance against pre-determined performance goals, including TRH’s adjusted combined ratio, adjusted return on equity and net premiums written for the year. Cash bonuses paid under the EBP qualified as performance-based compensation under Section 162(m) of the Internal Revenue Code and thus were not limited as to deductibility under the Code.

2011 Compensation Components

TRH divided compensation components into two general categories: direct compensation and indirect compensation. For the named executives, these components were:

Direct Compensation	Indirect Compensation
• Base salary	• Retirement benefits
• Cash bonuses	• Perquisites
• Time-vested grants of RSUs	• Welfare benefits
• Performance RSUs granted under the Partners Plan, based on three-year growth in book value per share	• Retention agreements • Termination benefits
• Performance based long-term cash awards

Direct Compensation Elements

The Committee made compensation decisions for 2011 during the first and fourth quarters of 2011. During the first quarter of 2011, the Committee made year-end compensation decisions for bonuses and equity plan participations for the named executives for year-end 2010 as well as setting the performance metrics and bonus targets of compensation plans for 2011. During the fourth quarter of 2011, the Committee made year-end compensation decisions for bonuses and equity plan participations for the named executives for year-end 2011.

Base salary. TRH’s senior executives, including the named executives, received a competitive portion of their overall compensation as base salary. The Committee paid base salary at a reasonable range above the market median (described in more detail below), based on demonstrated performance, responsibilities, and individual experience.

Cash bonus. Annual cash bonuses rewarded participants for individual, business unit and overall TRH performance during the year. The bonus paid to each participant was based on TRH’s overall performance for the year, individual performance and an assessment of the business unit’s performance taking into account the individual’s bonus level as established by the Committee.

Time-vested grants of RSUs. TRH provided a portion of long-term equity-based compensation through time-vested equity grants to key employees. For 2011, the Committee granted time-vested RSUs under TRH’s 2009 Long Term Equity Incentive Plan rather than stock options to the named executive officers. The Committee agreed that the continued use of RSUs was appropriate for senior executives because competitive market conditions indicated a move towards the use of RSUs and away from stock options, and because RSUs align executives’ interests with those of stockholders. RSUs, similar to options, increased in value if the market price of the stock appreciated and declined in value if the market price of the stock depreciated, providing an additional performance component that was aligned with TRH stock performance.

The Committee met during the fourth quarter of 2011 and made its year-end determinations with regard to time-vested equity based awards for TRH’s executives and officers, including the named executive officers. The authority to grant equity-based awards was not delegated outside of the Committee.

Performance RSUs granted under the Partners Plan. The Committee determined that the Performance RSUs granted under the Partners Plan has served TRH well in emphasizing and incentivizing senior executives, including the named executives, to seek long-term growth as a goal. The Committee believed that a performance based long-term incentive plan that focuses on the growth in adjusted book value over a performance period of several years properly aligns management and stockholders’ interests. The Committee took into account several recommendations from Frederic W. Cook & Co., Inc. (“FW Cook”), the Committee’s compensation consultant, in modifying the performance based long-term incentive program into a simpler and more straightforward compensation program. In 2011, based on FW Cook’s recommendation, the Committee decided to discontinue new grants under the Senior Partners Plan for 2011 and beyond, and changed the performance period for the Partners Plan from two years to three years. In addition, the Committee altered the vesting period for the Partners Plan from vesting of 50% after the third year and 50% after the fourth year to vesting 100% after the third year. Finally, the Committee adjusted the target for adjusted growth in book value from 14.49% over a two-year performance period to 29.5% over a three-year performance period. All of the named executive officers participate in the Partners Plan.

Consistent with the Committee’s compensation framework to align the long-term economic interests of senior executives, including the named executives, with those of stockholders, the Committee granted Performance RSUs to participants in the Partners Plan. Under the Partners Plan, the number of Performance RSUs earned by a participant will depend on the cumulative growth in adjusted book value, as defined under the plan, per share of TRH Common Stock over a three-year performance period and will range from 0 to 150 percent of each participant’s “target” award. The Committee has determined that the use of the growth in adjusted book value per share metric aligns executive and stockholder interests. Grants of Performance RSUs under the Partners Plan do not guarantee that compensation will be earned. Performance RSUs will be forfeited and no shares earned if the growth in TRH’s adjusted book value falls below a minimum “threshold” level over a two-year performance period. 25 percent of Performance RSUs granted will be earned if performance is at the “threshold” level, 100 percent will be earned if performance is at the “target” level of performance and 150 percent will be earned if performance is at or above the “maximum” level, with amounts determined on a straight-line basis between “threshold,” “target” and “maximum” levels.

In establishing performance goals for earning Performance RSUs for the 2011-2013 performance period (2011 Performance RSUs), TRH management recommended that “target” levels be long-term in nature and set at high levels, with the expectation that once established, such “target” levels would change infrequently rather than on a regular basis. With this expectation in mind, and considering the volatility inherent in TRH’s business associated with catastrophe exposures, the Committee established a target performance measure of 29.5 percent growth in TRH’s adjusted book value per share over the

2011-2013 performance period. For a discussion of the Committee’s assessment of management’s performance in 2011 and the Performance RSUs earned for the 2010-2011 performance period, see “Compensation Decisions for 2011” below.

Vesting of previously granted Performance RSUs. 2008, 2009 and 2010 Performance RSUs earned under the Partners Plan at the end of each two-year performance period converted to time-vested RSUs and were scheduled to vest in two equal installments promptly after the third and fourth anniversaries of the first day of the performance period. Any unvested Performance RSUs generally would be forfeited if the participant ceased employment with TRH. 2011 Performance RSUs earned at the end of the three-year performance period would fully vest after the third anniversary of the first day of the performance period.

Performance RSUs previously granted under the Senior Partners Plan. Under the Senior Partners Plan, the number of Senior Performance RSUs earned by participants depended on the cumulative growth in adjusted book value, as defined under the plan, per share of TRH Common Stock over a three-year performance period and ranged from 0 to 200 percent of each participant’s “target” award. Grants of Senior Performance RSUs under the Senior Partners Plan did not guarantee that compensation would be earned. Senior Performance RSUs would be forfeited and no shares earned if the growth in TRH’s adjusted book value fell below a minimum “threshold” level over a three-year performance period. 25 percent of Senior Performance RSUs granted would earned if performance is at the “threshold” level, 100 percent would be earned if performance is at the “target” level of performance and 200 percent would be earned if performance is at or above the “maximum” level, with amounts determined on a straight-line basis between “threshold,” “target” and “maximum” levels. For a discussion of the Committee’s assessment of management’s performance in 2011 and the Senior Performance RSUs earned for the 2009-2011 performance period, see “Compensation Decisions for 2011” below. No awards were granted under the Senior Partners Plan in 2011.

Vesting of previously granted Senior Performance RSUs. 2008, 2009 and 2010 Senior Performance RSUs earned under the Senior Partners Plan at the end of each three-year performance period converted to time-vested RSUs and were scheduled to vest in two equal installments promptly after the third and fourth anniversaries of the first day of the performance period. Any unvested Senior Performance RSUs generally would be forfeited if the participant ceased employment with TRH.

Performance based long-term cash awards. The Committee, taking into account the recommendation of FW Cook, determined to establish a performance based long-term cash award for senior executives, including the named executive officers. The performance based long-term cash awards operate similarly to the Partners Plan with the exception that awards are grants of cash awards, instead of RSUs, and are to settle in cash, instead of vest as stock. The metric for the performance based long-term cash awards is the same as the growth in adjusted book value metric used for the Partners Plan performance RSUs with a payout of 25% of target if the threshold is achieved, 100% of target if the target is achieved and 150% of target if the maximum level of performance is achieved.

Indirect Compensation Elements

Retirement benefits. TRH provided its eligible employees, including its named executives, with a number of retirement plans, including traditional pension plans (defined benefit plans) and individual account plans (defined contribution plans), such as a 401(k) plan.

Defined benefit plans. In 2009, TRH’s domestic employees continued to participate in AIG’s defined benefit plans which included a tax-qualified pension plan and an Excess Retirement Income Plan (“ERIP”). Each of these plans provided for a yearly benefit based on years of service and the executive’s salary over a three-year period. The ERIP was designed to pay the portion of the benefit under the tax-qualified plan that was not payable under that plan due to restrictions imposed by the Internal Revenue Code. Effective January 1, 2010, TRH ceased participation in the tax-qualified AIG defined benefit plan and established its own tax-qualified defined benefit plan in order to accept a transfer of assets and liabilities from the AIG plan with respect to benefits accrued by TRH employees through December 31, 2009. TRH also ceased participation in the ERIP effective as of December 31, 2009 and established its own excess plan related to the new tax-qualified TRH defined benefit plan effective January 1, 2010. Neither of these new TRH plans provided benefit accruals for periods after December 31, 2009. Effective January 1, 2010, TRH established new defined contribution plans to provide benefits for periods after December 31, 2009.

Defined contribution plans. On January 1, 2009, TRH established the TRH defined contribution plan (401(k) plan). All regular domestic employees of TRH are eligible to participate in the TRH plan. TRH matches participant contributions to the 401(k) plan based on an employee’s completed years of service up to applicable limits imposed by the Internal Revenue Code. Effective January 1, 2010, TRH established a new tax-qualified defined contribution plan and related nonqualified excess plan that provide contributions for periods after December 31, 2009 that are intended to be of comparable economic value to the annual accruals previously provided to TRH participants under the tax-qualified AIG defined benefit plan and the ERIP.

These plans and their benefits are described in greater detail in “Post Employment Compensation—Pension Benefits.” TRH believes that these plans provide substantial retention and competitive advantages. In certain foreign jurisdictions, TRH may provide a defined benefit plan, a defined contribution plan or alternative contribution plan, or may participate in government approved or regulated plans.

Mr. Bonny along with all employees in TRH’s London office participated in the TRC Group Self Invested Personal Pension (“TRC Group SIPP”) throughout 2011, as described in greater detail in “Post-Employment Compensation—Pension Benefits.”

Perquisites. To facilitate the performance of senior executives’ management responsibilities and as part of a comprehensive compensation package, TRH provided certain senior executives, including the named executives, and other senior officers with automobile allowances, housing allowances and club and gym memberships.

TRH did not provide any tax reimbursements or gross-ups in connection with taxable perquisites.

TRH believes the perquisites constituted a minor component of total compensation for each named executive and were reasonable in comparison to those typically provided by peer companies.

Other employee benefits. TRH executives participated in the same broad- based health, life and disability benefit programs as other TRH employees.

Retention Agreements. On June 30, 2011, in connection with the contemplated business combination (the “Proposed Merger”) of TRH and Allied World Assurance Company Holdings, AG, the Compensation Committee approved retention agreements that were offered to certain senior executives of TRH (“Retention Agreements”), including Messrs. Bonny, Vijil and Skalicky. The Retention Agreements provided that until December 31, 2012, the executive’s base salary, target bonus amount, target fair value of equity awards and other benefits included in the executive’s total compensation would not be reduced below the levels in effect prior to the Proposed Merger. The Retention Agreements also provided for a grant of RSUs or phantom stock awards (together with the RSUs, the “Retention Grant”), immediately prior to the Proposed Merger (or at a date chosen by the Board of directors in its discretion, if the closing of the Proposed Merger did not occur), consisting of that number of shares of TRH common stock equal in value to $1,500,000 for each of Messrs. Skalicky and Vijil and $2,000,000 for Mr. Bonny. The Retention Grant was to vest 50% on September 30, 2012 and 50% on December 31, 2013. Pursuant to the Retention Agreements, the Retention Grant was subject to pro rata vesting upon a termination by TRH without “Cause,” or due to death or “Disability,” or by the executive with “Good Reason,” in each case prior to December 31, 2013. Further, pursuant to the Retention Agreements, all of the outstanding, unvested equity awards held by each of the executives as of the effective date of the Retention Agreements were subject to full vesting upon a termination by TRH without “Cause,” or by the executive with “Good Reason,” in each case prior to December 31, 2013. In consideration for entering into the Retention Agreements, each executive was to provide a limited waiver of the executive’s right to resign for “Good Reason” in connection with the Proposed Merger as a result of the executive’s new employment position immediately following the Proposed Merger. However, the Retention Agreements for Messrs. Bonny, Vijil and Skalicky were not executed by the individuals and TRH, and therefore no awards were granted pursuant to the contemplated terms of the Retention Agreements.

Following the Merger, Messrs. Bonny and Vijil entered into retention agreements that are substantially the same in all material respects as the Retention Agreements described in the preceding paragraph, including a limited waiver of the executive’s right to resign for “Good Reason” in connection with the Merger as a result of the executive’s new employment position immediately following the Merger. Mr. Skalicky did not enter into a retention agreement with TRH, and provided notice to TRH of his intent to leave for “Good Reason” in accordance with the terms of the TRH Executive Severance Plan (“TRH ESP”), but no retirement date has been determined.

In connection with the Merger, Mr. Sapnar was offered Retention Grants having an aggregate value of $5 million under substantially the same terms as the Retention Grants for Messrs. Bonny and Vijil, except for a longer retention period and delayed vesting schedule.  Pursuant to Mr. Sapnar’s proposed retention agreements, Mr. Sapnar will be required to complete a retention period that ends March 31, 2015 and none of his Retention Grant will generally become vested until that date unless Mr. Sapnar is terminated without “Cause” or resigns for “Good Reason”, in which case pro rata vesting will apply.  The occurrence of the Merger will not provide Mr. Sapnar with the basis to resign for “Good Reason” under the proposed agreements.

Termination benefits and policies. As discussed below, TRH provides severance benefits to a select group of senior executives who participate in the TRH Partners Plan, including the named executives. TRH believes severance benefits provide substantial retention and competitive advantages and financial security, and are part of a competitive comprehensive compensation package.

TRH has generally not entered into employment agreements with its senior most executives and none of the named executives currently have employment agreements. In connection with the retirement of Mr. Orlich on December 31, 2011, TRH entered into a Transition Agreement with Mr. Orlich. For further discussion of Mr. Orlich’s Transition Agreement and the retirement benefits paid to Mr. Orlich upon his retirement, refer to the Potential Payments on Termination Section below.

In 2008, the Board adopted the TRH ESP. Under the TRH ESP, severance protection is provided to the named executives who all participate in the Partners Plan. In addition, during the time period in which severance is being paid, the named executives will be entitled to medical benefits plan coverage, additional vesting in the retiree health plan, additional non-qualified pension credits, and continued life insurance and retiree health benefits. For a further discussion of this plan and amounts that would have been payable under the TRH ESP had a named executive officer been terminated on December 31, 2011, see “Quantification of Termination Payments and Benefits” below.

Termination and retirement provisions in long-term awards. TRH does not provide any severance protection within the TRH long-term compensation plans in which executives and employees participate. As a result, unvested equity-based awards, and awards under the Partners Plan and the Senior Partners Plan generally will be forfeited on termination of employment before normal retirement age (unless the Committee determines otherwise in a particular situation) with an exception for permanent disability and/or a change-in-control. Under the TRH ESP, however, Performance RSUs, as well as options and other restricted stock units will continue to vest during the period of time in which severance payments are made. With the approval of the Committee or the Board, outstanding vested options generally may be exercised for three months after a termination of employment before normal retirement age, but only to the extent that those options were exercisable as of the termination date.

TRH’s normal retirement age is 65. For executives who retire after reaching normal retirement age, time-vested equity-based awards will generally vest upon retirement. For executives who retire during a performance period under the Partners Plan or the Senior Partners Plan, a pro-rated portion of the award that is ultimately earned will vest at the end of the performance period.

Change-in-control benefits. In 2008, the Compensation Committee and the Board, after considering the possibility of a change-in-control at TRH at the time, decided that an important tool to retain its key employees and promote stability was to provide a change-in-control trigger in certain of its equity plans. Under the change-in-control double trigger, if an executive is terminated without “Cause” or leaves for “Good Reason” (as defined under the plans) within two years of a change-in-control, the executive’s unvested RSUs and earned, but unvested, Performance RSUs will vest immediately.

Other Factors Affecting Compensation

Stock ownership guidelines. TRH did not have formal stock ownership guidelines. In light of the structure of TRH’s former compensation arrangements, the Company believed that the named executives generally had interests in non-transferable TRH stock that TRH considered appropriate for an executive of their level.

Adjustment or recovery of awards upon restatement of financial results. TRH’s compensation framework reserved discretion for the Committee to adjust earned compensation for a restatement of financial results. Under both the Partners and Senior Partners Plans, the Committee had the power to decrease the number of a participant’s Performance RSUs that were granted or were outstanding for a performance period in addition to the authority to make non-uniform downward adjustments among executives and officers.

Process for Compensation Decisions

For 2011, the Compensation Committee determined the compensation of TRH’s former Chief Executive Officer, Mr. Orlich, and the Board approved or ratified the amounts to be paid to him. The Committee also reviewed and approved, and the Board ratified, the compensation of the other named executives, taking into account Mr. Orlich’s recommendations. The Committee also made recommendations to the Board with respect to TRH’s compensation programs for executives and other employees and coordinated with the Nominating and Corporate Governance Committee in overseeing TRH’s management development and succession planning programs.

Use of compensation consultant. The Committee engaged FW Cook as a compensation consultant reporting directly to the Committee to provide advice for performance metrics and bonus targets of compensation plans for 2011 and regarding the Committee’s year-end compensation decisions for bonuses and equity plan participations for the named executives for year-end 2011.

Consideration of competitive compensation levels. In reviewing compensation decisions over the year and in making decisions about the compensation of the named executives for 2011, the Committee was provided with competitive market information. As a general matter, the Committee intended to position salary, annual cash-based compensation and annual equity-based compensation at a reasonable range above the market median for both retention and incentive purposes.

TRH used a peer group of reinsurance and insurance companies to measure its performance against for compensation purposes. The group of reinsurance and insurance companies is listed below:

Allied World Assurance Company Holdings, AG

Alterra Capital Holdings Ltd.

Arch Capital Group Ltd.

Aspen Insurance Holdings Limited

Axis Capital Holdings Limited

Endurance Specialty Holdings Ltd.

Everest Re Group, Ltd.

Montpelier Re Holdings Ltd.

PartnerRe Ltd.

Platinum Underwriters Holdings, Ltd.

Reinsurance Group of America, Incorporated

RenaissanceRe Holdings Ltd.

Validus Holdings, Ltd.

White Mountains Insurance Group, Ltd.

XL Group plc

The Committee believed this peer group provided an appropriate basis for comparison in the reinsurance and insurance industry with respect to both overall business and executive talent since TRH competed with these companies within the reinsurance industry.

Consideration of prior years’ compensation. Although the named executives’ prior levels of participation in TRH’s compensation plans were considered in determining their ongoing levels of participation, the cumulative amounts realizable from prior years’ equity-based awards generally (including market return on equity-based awards) were not considered in determining the amount or the elements of current year compensation. The Committee and TRH management believed that this approach was most consistent with the goal of motivating strong performance in each subsequent year by enabling executives to continue to earn competitive compensation in exchange for achievement of annual and long-term financial and market goals.

Compensation Decisions for 2011

The Committee made compensation decisions for 2011 during the first and fourth quarters of 2011. During the first quarter of 2011, the Committee made year-end compensation decisions for bonuses and equity plan participations for the named executives for year-end 2010 as well as set the performance metrics and bonus targets of compensation plans for 2011. During the fourth quarter of 2011, the Committee made year-end compensation decisions for bonuses and equity plan participations for the named executives for year-end 2011 as well as set the performance metrics and bonus targets of compensation plans for 2012.

Performance objectives. Based on analysis of TRH’s and the peer group’s historical performance and recommendations from Mr. Orlich, the Committee established annual performance objectives for 2011 for the EBP and the Partners Plan in the first quarter of 2011. The objectives pertained to financial performance (based on net written premiums, adjusted return on equity, adjusted combined ratio taking into account the volatility with regard to catastrophe losses and growth in adjusted book value); implementation of business strategy and organization management. The Committee established a formula for evaluating financial performance and the objectives were weighted. The Committee retained the discretion to adjust bonus amounts after evaluating TRH’s overall performance, concluding that TRH would be best served by this approach.

In addition, in the first quarter of 2011 the Committee established an annual bonus target under the EBP for each named executive officer based on a total bonus level intended to be comparable to the peer group described above. The

Committee set the CEO’s target bonus equal to 150 percent of the CEO’s annual salary, set each named executive officer’s target bonus equal to 100 percent of the named executive officer’s annual salary and set a maximum for each named executive officer’s bonus award at 200 percent of the targeted level. Under the EBP, TRH’s overall performance was measured against three targeted performance objectives: net written premiums, adjusted return on equity and adjusted combined ratio. The Committee set the relative percentage of each metric equal to the following: net written premium accounted for ten percent; adjusted return on equity accounted for thirty percent and adjusted combined ratio accounted for sixty percent of the target bonuses for the named executive officers. The Committee believed the use of net written premium accounting for ten percent made a portion, but not an outsized portion, of the performance objectives based on growth. The use of adjusted return on equity for thirty percent aligned the named executives’ incentives with stockholder interests, and provided a consistent measure of TRH’s profitability. Lastly, the use of adjusted combined ratio incentivized profitable underwriting and balanced the performance objective based on growth.

In December 2011, the Committee reviewed the 2011 year-end results and compared them to the metrics set for the EBP. For 2011, the Committee had set a target of $4.05 billion for net written premiums, a target of 11 percent for adjusted return on equity and a target of 96.3 percent for adjusted combined ratio. The adjustment to the combined ratio metric was designed to smooth the volatility associated with property catastrophe costs that can have an outsized impact on the overall level of bonuses. This combined ratio metric is balanced by the adjusted return on equity metric which included the full impact of catastrophe costs each year. This design was intended to reflect the mix of business the company writes and to provide a consistent measure of TRH’s performance between years.

Based on the operating results of TRH for 2011 under the EBP, TRH realized a bonus level equal to 48.17 percent of the targeted bonuses for the named executive officers. This was achieved by TRH reaching the threshold level range for the net written premiums metric, which added 2.96 percentage points to the bonus level, and reaching the threshold level for the adjusted combined ratio metric, which added 45.21 percentage points to the bonus level. The threshold level for the adjusted return on equity metric was not reached. After a review of TRH’s results for 2011 against the metrics set in the first quarter of 2011, the Committee also took into account the named executives’ performance in reaching a number of financial, strategic and operational objectives during 2011, including the named executives’ work on the numerous potential strategic transactions during the year which culminated in the Merger Agreement with Alleghany. The Committee considered this performance as well as the recommendations of the compensation consultant, FW Cook, and decided to exercise a one-time discretionary increase, which increased the level of bonuses to approximately 89 percent of the targeted bonuses.

In addition, at the March 2011 meeting, the Committee granted time vested RSUs, performance-based cash awards and Performance RSUs for Partners Plan participants for 2011, and considered 2011 base salaries for the named executives based on its review of TRH’s 2010 financial results. Decisions regarding the named executives were ratified by consent of the Board. The Committee concluded that the named executives performed well in 2010 when measured against both the financial and non-financial objectives. The Committee took into account TRH’s financial results as measured against the financial metrics set in the first quarter of 2010 as well as the non-financial objectives achieved including the completion of the secondary offering that reduced AIG’s ownership to approximately 1%, establishing Calpe Insurance Company, Ltd. in Gibraltar, the acquisition of a Lloyds name and the establishment of a strategic office in Bermuda.

Base salary. For 2011, base salaries remained unchanged except each of Mr. Bonny’s and Mr. Sapnar’s base salary was increased reflecting their increased responsibilities and demonstrated performance. Mr. Sapnar’s increase also reflected his new roles at TRH.  In 2011, the Board appointed Mr. Sapnar President of TRH, effective as of September 16, 2011, and Chief Executive Officer of TRH, effective as of January 1, 2012.

Cash bonuses. Based on TRH’s results in 2011 as discussed above and following a thorough review process, including TRH’s performance in reaching financial, strategic and operational objectives during 2011 and a comparison of overall compensation of the named executives with compensation data from the peer group of companies, the Committee decided to grant bonuses at an increased level equal to approximately 89 percent of the named executives’ target bonuses, which was comprised of the bonus level of 48.17 percent of the targeted bonuses achieved under the EBP and the one-time discretionary increase of 40.83 percent. Mr. Orlich, who retired from the position of CEO, did not receive an annual cash bonus for 2011.

Time-vested grants of restricted stock units (“RSU”). In March 2011, as a result of changes made to the compensation program, the Committee did not grant Mr. Orlich an RSU award and the dollar value of RSU awards for all of the named executives decreased from the dollar value of 2010 RSU awards.

Performance RSUs earned under the Partners Plan. As a result of TRH’s performance for the 2010-2011 performance period, 2010 Performance RSUs were earned at 93.2 percent for all participants of the Partners Plan, including the named executives. Over the 2010-2011 performance period, the growth in TRH’s adjusted book value per share equaled

13.50 percent as compared to the target of 14.49 percent. The earned Performance RSUs were scheduled to vest in two equal installments in January of 2013 and 2014.

Senior Performance RSUs granted under the Senior Partners Plan. As a result of the performance for the 2009-2011 performance period, 2009 Senior Performance RSUs were earned at 163.1 percent for the participants of the Senior Partners Plan. Over the 2009-2011 performance period, the growth in TRH’s adjusted book value per share equaled 34.16 percent as compared to the target of 25.97 percent. The first installment of the earned Senior Performance RSUs vested in January of 2012 and the second installment was scheduled to vest in 2013.

COMPENSATION COMMITTEE REPORT

The Committee has not reviewed and discussed the Compensation Discussion and Analysis with management, and has not recommended that the Compensation Discussion and Analysis be included in this Amendment.

RISK MANAGEMENT AND COMPENSATION

The Board reviewed TRH’s compensation programs and policies for all employees with TRH management and compensation consultants who provided compensation consulting advice with regard to whether such programs and policies created risks that were reasonably likely to have a material adverse effect on TRH. The Board believed that:

•                  TRH’s compensation program were balanced among base salary, annual bonus and long-term equity and used multiple performance metrics (as described in Compensation Discussion and Analysis), and did not rely exclusively on formulaic approaches to TRH’s compensation plans;

•                  TRH’s compensation programs provided for a reduction in compensation if financial results did not meet TRH’s expectations; and

•                  TRH’s stock incentives also sought to align the long-term interests of TRH employees with those of TRH stockholders.

SUMMARY COMPENSATION TABLE

The following table contains information about TRH’s Chief Executive Officer, Chief Financial Officer and three other most highly paid executive officers. See the Compensation Discussion and Analysis for additional detail regarding the Committee’s compensation philosophy, practices and 2011 compensation decisions.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value(3)	All Other Compensation(4)	Total
Robert F. Orlich	2011	$1,000,000	$—	$2,135,644	$—	$2,250,000	$563,742	$322,054	$6,271,440
Former President and Chief	2010	$1,000,000	$550,000	$5,502,540	$—	$1,850,000	$343,835	$356,226	$9,602,601
Executive officer	2009	$1,000,000	$720,000	$4,034,270	$—	$1,862,500	$439,735	$24,602	$8,081,107
Michael C. Sapnar	2011	$652,500	$—	$1,100,241	$—	$1,423,436	$177,793	$60,580	$3,414,549
President	2010	$600,000	$—	$1,953,030	$—	$1,000,000	$121,239	$54,145	$3,728,414
	2009	$563,846	$324,600	$1,452,360	$—	$793,400	$54,410	$17,150	$3,205,766
Steven S. Skalicky	2011	$660,000	$—	$978,377	$—	$1,244,211	$381,864	$162,030	$3,426,482
Executive Vice President	2010	$660,000	$—	$1,811,370	$—	$1,056,000	$234,788	$156,047	$3,918,205
and Chief Financial Officer	2009	$650,000	$390,000	$1,338,780	$—	$908,000	$247,839	$17,150	$3,551,769
Paul A. Bonny	2011	$651,900	$—	$978,377	$—	$1,199,061	$—	$101,316	$2,930,654
Executive Vice President	2010	$620,000	$—	$1,811,370	$—	$1,024,254	$—	$120,348	$3,575,972
	2009	$620,477	$358,069	$1,319,975	$—	$866,773	$—	$137,930	$3,303,224
Javier E. Vijil	2011	$615,000	$—	$914,110	$—	$1,103,574	$241,470	$130,278	$3,004,432
Executive Vice President	2010	$615,000	$—	$1,717,530	$—	$980,000	$159,712	$122,419	$3,594,661
	2009	$605,000	$363,000	$1,274,843	$—	$845,100	$133,882	$52,491	$3,274,316

(1)                                     This column represents the aggregate grant date fair value of outstanding stock-based awards granted in the applicable fiscal year computed in accordance with FASB ASC Topic 718 utilizing the assumptions and methodologies discussed in Note 13 to our financial statements for the fiscal year ended December 31, 2011.

The maximum aggregate grant date fair value of outstanding share-based awards are as follows: for 2011: Mr. Orlich—$3,203,465; Mr. Sapnar—$1,367,119; Mr. Skalicky—$1,272,242; Mr. Bonny—$1,272,242; and

Mr. Vijil—$1,188,664; for 2010: Mr. Orlich—$8,012,760; Mr. Sapnar—$2,645,100; Mr. Skalicky—$2,503,440; Mr. Bonny—$2,503,440; and Mr. Vijil—$2,339,220; and for 2009: Mr. Orlich—$5,858,355; Mr. Sapnar—$1,978,900; Mr. Skalicky—$1,865,320; Mr. Bonny—$1,837,113; and Mr. Vijil—$1,756,251.

In addition, the 2011 amount for Mr. Sapnar includes the grant date fair value of the shares of unrestricted TRH common stock granted to Mr. Sapnar in connection with his appointment as President.

(2)                                     This column represents annual performance cash bonuses under the Executive Bonus Plan and the 3-year performance-based cash awards granted in March 2011 under the 2009 Long Term Equity Incentive Plan.

The maximum amount of the 3-year performance-based cash awards granted in March 2011 for the 2011-2013 Performance Period is as follows: Mr. Orlich—$3,375,000; Mr. Sapnar—$998,154; Mr. Skalicky—$928,817; Mr. Bonny—$928,817; and Mr. Vijil—$867,861.

(3)                                     This column represents the total change of the actuarial present value of the accumulated benefit under all of TRH’s defined benefit and actuarial pension plans. These plans are described in “Post-Employment Compensation—Pension Benefits.”

(4)                                    This column includes TRH’s contributions under (i) for 2011, the TRH Incentive Savings Plan (401(k)) for Messrs. Orlich, Sapnar, Skalicky and Vijil and the AIG Retirement Savings Plan (United Kingdom) and TRC Group SIPP for Mr. Bonny, (ii) for 2010, the TRH Incentive Savings Plan (401(k)) for Messrs. Orlich, Sapnar, Skalicky and Vijil and the AIG Retirement Savings Plan (United Kingdom) and TRC Group SIPP for Mr. Bonny and (iii) for 2009, the TRH Incentive Savings Plan (401(k)) for Messrs. Orlich, Sapnar, Skalicky and Vijil and the AIG Retirement Savings Plan (United Kingdom) and TRC Group SIPP for Mr. Bonny. For 2011, these contributions included the following amounts: Orlich—$17,150; Skalicky—$17,151; Bonny—$88,245; Vijil—$17,151; and Sapnar—$17,151.

This column also includes the TRH contributions to the TRH Target Benefit Plan and the TRH Excess Target Benefit Plan made for 2011. The contributions for 2011 under the TRH Target Benefit Plan, made in March 2012, include the following amounts: Orlich—$17,150; Skalicky—$17,149; Vijil—$17,149; and Sapnar—$13,405. In addition, accrued benefits under the TRH Excess Target Benefit Plan include the following amounts: Orlich—$279,752; Skalicky—$127,730; Vijil—$59,875; and Sapnar—$30,024. Messrs. Orlich and Skalicky have vested in the accrued benefits under the TRH Excess Target Benefit Plan as a result of attaining the age of 60 with five years   of accredited service to TRH.

The following table details the incremental cost to TRH of perquisites received by each of the named executives that are included in this column.

Perquisites & Benefits

Name	Car Service/ Car Allowance/ Parking(1)	Club Memberships and Recreational Opportunities(2)	Housing, Home Security and Other Living Expenses	Total
Robert F. Orlich	$8,002	$—	$—	$8,002
Steven S. Skalicky	$—	$—	$—	$—
Paul A. Bonny	$4016	$3490	$5565	$13,071
Javier E. Vijil	$23,129	$12,974	$—	$36,103
Michael C. Sapnar	$—	$—	$—	$—

(1)                                  For the named executives, the cost for car-related perquisites represents TRH’s direct expenditures. SEC rules require that costs of commuting and other uses not directly and integrally related to TRH’s business be disclosed as compensation to the executive. One hundred percent of the preceding costs have been allocated to compensation for the named executive officers.

(2)                                  This column represents TRH’s expense for corporate memberships in country clubs for which the named executive is listed as the member and gym clubs.

2011 Grants of Plan-Based Awards

In 2011, TRH granted performance-based awards to the named executive officers under its equity-based plans: the 2009 Long Term Equity Incentive Plan and the Partners Plan.

Options. TRH at times provided part of its long-term compensation through time-vested option grants. All options for each of the named executives had four-year pro rata vesting and an exercise price equal to the closing price of TRH Common Stock on the date of grant. During 2011, TRH did not grant any time-vested option grants to the named executives.

Restricted Stock Units. TRH provided part of its long-term compensation to key employees (including the named executives) through grants of time-vested RSUs. In March 2011, TRH granted time-vested Restricted Stock Units to all of the named executive officers, except Mr. Orlich who was only granted Performance RSUs and Performance Cash. The RSUs were scheduled to vest after the third anniversary of the date of grant.

Partners Plan. Participants earn Performance RSUs that entitled them to receive shares of TRH Common Stock based on the cumulative growth in TRH’s adjusted book value, as defined under the plan, over the three-year performance period if a threshold level of growth established by the Committee at the beginning of the period was achieved. The number of Performance RSUs that could be earned at the end of each period ranged from zero to 150 percent of the Partners Plan’s target award. Any unvested Performance RSUs generally would be forfeited if the participant ceased employment with TRH before reaching age 65.

In March 2011, TRH granted Partners Plan awards for a 2011-2013 performance period (2011 Performance RSUs) to all of the named executive officers. The 2011 Performance RSUs were scheduled to fully vest after the third anniversary of the first day of 2011.

2011 GRANTS OF PLAN-BASED AWARDS

			Estimated Future Payouts Under Non-Equity Incentive Plan		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards	Grant Date Fair Value of Equity
	Grant	Plan	Awards ($)(1)		(# of TRH Shares)(2)			(# of TRH	Awards
Name	Date	Units	Target	Maximum	Threshold	Target	Maximum	Shares)	($)(3)
Robert F. Orlich
Partners Plan 2011 Grant	3/16/2011	48,659			12,165	48,659	72,989		2,135,644

								0
Executive Bonus Plan			1,500,000	3,000,000
Steven S. Skalicky
Partners Plan 2011 Grant	3/16/2011	13,391			3,348	13,391	20,087		587,731

RSU 2011 Grant	3/16/2011	8,927						8,927	390,646
Executive Bonus Plan			660,000	1,320,000
Paul A. Bonny
Partners Plan 2011 Grant	3/16/2011	13,391			3,348	13,391	20,087		587,731

RSU 2011 Grant	3/16/2011	8,927						8,927	390,646
Executive Bonus Plan			651,900	1,303,800
Javier E. Vijil
Partners Plan 2011 Grant	3/16/2011	12,511			3,128	12,511	18,767		549,108

RSU 2011 Grant	3/16/2011	8,341						8,341	779,130
Executive Bonus Plan			615,000	1,230,000
Michael C. Sapnar
Partners Plan 2011 Grant	3/16/2011	14,390			3,598	14,390	21,585		631,577

RSU 2011 Grant	3/16/2011	9,594						9,594	920,790
Executive Bonus Plan			652,500	1,305,000
2011 Grant	10/7/2011	1,000						1,000	48,830

(1)                                     Actual bonus payments under the Executive Bonus Plan are set forth in the “Summary Compensation Table”.

(2)                                     Amounts shown represent the Performance RSUs that would be earned if the cumulative growth in adjusted book value met the Partners Plan threshold, target and maximum performance goal, as indicated. The amount of Performance RSUs earned for performance between threshold and target levels and between target and maximum levels is determined on a straight-line basis.

(3)                                     Amounts shown represent the grant date fair values, computed in accordance with FASB ASC Topic 718 utilizing the assumptions and methodologies discussed in Note 13 to our financial statements for the fiscal year ended December 31, 2011, of the grants of time-vested RSUs and 2011 Performance RSUs granted under the 2009 Long-Term Equity Incentive Plan and the Partners Plan. RSUs and Performance RSUs granted under the 2009 Long-Term Equity Incentive Plan and the Partners Plan do not pay dividends.

The amounts shown represent the total grant date fair values of the grants of 2011 Performance RSUs that would be earned by the named executive for performance at the target level under the Partners Plans for 2011. The total grant date fair values of the 2011 Performance RSUs that are actually earned by the named executives would have been different depending on performance under the Partners Plan and Performance RSUs would have been forfeited if performance fell below the threshold level.

The 2011 Grant for Mr. Sapnar shows the grant date fair value of the shares of unrestricted TRH common stock granted to Mr. Sapnar in connection with his appointment as President.

EXERCISES AND HOLDINGS OF PREVIOUSLY AWARDED EQUITY

Outstanding Equity Awards at December 31, 2011

Equity-based awards held at the end of 2011 by each of the named executives were issued under the 2009 Long Term Equity Incentive Plan, Partners Plan, Senior Partners Plan, 2003 Stock Incentive Plan and 2000 Stock Option Plan.

Year-End Holdings. The following table sets forth outstanding equity-based awards held by each of the named executives as of December 31, 2011.

Outstanding Equity Awards at December 31, 2011

							Stock Awards
	Option Awards(1)						Unvested (No Longer Subject To Performance Conditions)		Unvested and Subject to Performance Conditions under Equity Incentive Plans
Name	Year Granted	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Plan(2)	Number of Shares or Units That Have Not Vested	Market Value of Shares or Units That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Shares or Units That Have Not Vested	Equity Incentive Plan Awards: Market Value of Shares or Units That Have Not Vested(3)
Robert F. Orlich	2011	0	0	$—
	2010	0	0	$—		2011-RSU	0	$0	0	$0
	2009	0	0	$—		2010-RSU	43,000	$2,353,390	0	$0
	2008	56,250	18,750	$68.60	2/21/2018	2009-RSU	40,000	$2,189,200	0	$0
	2007	60,000	0	$64.31	2/9/2017	2006-PP	12,240	$669,896	0	$0
	2006	0	0	$—		2007-PP	20,957	$1,146,977	0	$0
	2005	60,000	0	$69.95	11/30/2015	2008-PP	23,965	$1,311,605	0	$0
	2004	50,000	0	$60.34	12/2/2014	2009-PP	55,500	$3,037,515	0	$0
	Dec. 2003	62,500	0	$62.07	12/4/2013	2010-PP	38,198	$2,090,577	0	$0
	March					2011-PP	0	$0	48,659	$2,663,107
	2003	62,500	0	$52.68	3/24/2013	2006-SPP	21,552	$1,179,541	0	$0
	2002	62,500	0	$55.70	12/5/2012	2007-SPP	26,717	$1,462,222	0	$0
						2008-SPP	24,222	$1,352,671	0	$0
						2009-SPP	48,919	$2,667,337	0	$0
						2010-SPP	0	$0	33,000	$1,806,090
Steven S. Skalicky	2011	0	0	$—
	2010	0	0	$—
	2009	0	0	$—		2011-RSU	8,927	$488,575
	2008	18,750	6,250	$68.60	2/21/2018	2010-RSU	16,500	$903,045	0	$0
	2007	30,000	0	$64.31	2/9/2017	2009-RSU	14,500	$793,585	0	$0
	2006	0	0	$—		2006-PP	5,595	$306,215	0	$0
	2005	40,000	0	$69.95	11/30/2015	2007-PP	8,586	$469,912	0	$0
	2004	32,000	0	$60.34	12/2/2014	2008-PP	9,327	$510,467	0	$0
	Dec. 2003	25,000	0	$62.07	12/4/2013	2009-PP	21,000	$1,149,330	0	$0
						2010-PP	13,509	$739,348	0	$0
	March
	2003	18,750	0	$52.68	3/24/2013	2011-PP	0	$0	13,391	$732,889
	2002	18,750	0	$55.70	12/5/2012	2007-SPP	5,343	$292,368	0	$0
						2008-SPP	5,652	$309,334	0	$0
						2009-SPP	11,414	$624,689	0	$0
						2010-SPP	0	$0	7,500	$410,475
Paul A. Bonny	2011	0	0	$—
	2010	0	0	$—
	2009	0	0	$—		2011-RSU	8,927	$488,575	0	$0
	2008	18,749	6,251	$68.60	2/21/2018	2010-RSU	16,500	$903,045	0	$0
	2007	30,000	0	$64.31	2/9/2017	2009-RSU	14,500	$793,585	0	$0
	2006	0	0	$—		2006-PP	5,265	$288,154	0	$0
	2005	40,000	0	$69.95	11/30/2015	2007-PP	8,080	$442,219	0	$0
	2004	32,000	0	$60.34	12/2/2014	2008-PP	9,068	$496,292	0	$0
	Dec. 2003	25,000	0	$62.07	12/4/2013	2009-PP	20,250	$1,108,283	0	$0
	March
	2003	18,750	0	$52.68	3/24/2013	2010-PP	12,577	$688,340	0	$0
						2011-PP	0	$0	13,391	$732,889
	2002	18,750	0	$55.70	12/5/2012	2007-SPP	5,343	$292,423	0	$0
						2008-SPP	5,490	$300,468	0	$0
						2009-SPP	11,414	$624,689	0	$0
						2010-SPP	0	$0	7,500	$410,475
Javier E. Vijil	2011	0	0	$—
	2010	0	0	$—
	2009	0	0	$—		2011-RSU	8,341	$456,503	0	$0
	2008	18,750	6,250	$68.60	2/21/2018	2010-RSU	16,500	$903,045	0	$0
	2007	30,000	0	$64.31	2/9/2017	2009-RSU	14,500	$793,585	0	$0
	2006	0	0	$—		2006-PP	5,265	$288,154	0	$0
	2005	40,000	0	$69.95	11/30/2015	2007-PP	8,080	$442,219	0	$0
	2004	32,000	0	$60.34	12/2/2014	2008-PP	8,550	$467,942	0	$0
	Dec. 2003	25,000	0	$62.07	12/4/2013	2009-PP	19,500	$1,067,235	0	$0
	March
	2003	18,750	0	$52.68	3/24/2013	2010-PP	12,577	$688,340	0	$0
						2011-PP	0	$0	12,511	$684,727
	2002	18,750	0	$55.70	12/5/2012	2007-SPP	5,343	$292,423	0	$0
						2008-SPP	5,167	$282,790	0	$0
						2009-SPP	10,273	$562,242	0	$0
						2010-SPP	0	$0	6,500	$355,745
	2011	0	0	$0.00
	2010	0	0	$0.00
	2009	0	0	$0.00		2011-RSU	9,594	$525,080	0	$0
	2008	22,500	7,500	$68.60	2/21/2018	2010-RSU	19,500	$1,067,235	0	$0
Michael C. Sapnar	2007	35,000	0	$64.31	2/9/2017	2009-RSU	17,500	$957,775	0	$0
	2006	0	0	$—		2006-PP	4,605	$252,032	0	$0
	2005	14,000	0	$69.95	11/30/2015	2007-PP	7,072	$387,051	0	$0
	2004	16,000	0	$60.34	12/2/2014	2008-PP	9,068	$496,292	0	$0
	Dec. 2003	12,500	0	$62.07	12/4/2013	2009-PP	21,000	$1,149,330	0	$0
	March
	2003	6,250	0	$52.68	3/24/2013	2010-PP	13,509	$739,348	0	$0
						2011-PP	0	$0	14,390	$787,565
	2002	6,250	0	$55.70	12/5/2012	2007-SPP	5,343	$292,423	0	$0
						2008-SPP	5,490	$300,468	0	$0
						2009-SPP	11,414	$624,689	0	$0
						2010-SPP	0	$0	7,500	$410,475

(1)                                     All options granted had four-year pro-rata annual vesting schedules from the date of grant and an exercise price equal to the closing sale price on the New York Stock Exchange on the date of grant.

(2)                                    Outstanding earned 2006 and 2007 Performance RSUs (2006 PP and 2007 PP) will vest in equal installments promptly after the fourth and sixth anniversaries of the first day of the performance period. Outstanding earned 2006 and 2007 Senior Performance RSUs (2006 SPP and 2007 SPP) will vest in equal installments promptly after the fourth and sixth anniversaries of the first day of the performance period. 50% of the 2006 PP and 2006 SPP vested on January 1, 2010. 50% of the 2007 PP and 2007 SPP vested on January 1, 2011. Outstanding earned 2008, 2009 and 2010 Performance RSUs (2008 PP, 2009 PP and 2010 PP) will vest in equal installments promptly after the third and fourth anniversaries of the first day of the performance period. 50% of the 2008 PP vested on January 1, 2011. Outstanding earned 2008 and 2009 Senior Performance RSUs (2008 SPP and 2009 SPP) will vest in equal installments promptly after the third and fourth anniversaries of the first day of the performance period. Outstanding 2010 Senior Performance RSUs (2010 SPP) and 2011 Performance RSUs (2011 PP) are unearned. Any unvested awards generally will be forfeited if the participant ceases employment with TRH. For more information, see “2011 Grants of Plan-Based Awards.” TRH uses January 1 as the first day of all the performance periods referred to above.

(3)                                     Based on TRH’s closing sale price on December 30, 2011 of $54.73 per share.

Option Exercises During 2011

The following table sets forth the amounts realized by each of the named executives as a result of the exercise of options in 2011.

201l Option Exercises

	Option Awards Exercised in 2011
Name	Number of Shares	Value Realized
Robert F. Orlich	0	$0
Steven S. Skalicky	0	$0
Paul A. Bonny	0	$0
Javier E. Vijil	0	$0
Michael C. Sapnar	0	$0

Post-Employment Compensation

Pension Benefits

In 2009, TRH provided its domestic employees and certain non-citizens working in the United States pension benefits through qualified and nonqualified defined benefit plans sponsored by AIG. Participants whose benefit was restricted from being paid from the tax-qualified AIG Retirement Plan (the “AIG Retirement Plan”) due to Internal Revenue Code limits on compensation and benefits were eligible to participate in an AIG Excess Retirement Income Plan (the “AIG Excess Plan”). Participants, including the named executives except for Mr. Bonny, received benefit accruals under the AIG Retirement Plan and under the AIG Excess Plan in 2009. Effective January 1, 2010, TRH ceased participation in the AIG Retirement Plan and AIG Excess Plan and established its own tax-qualified and excess defined benefit plans which are mirrors of the respective AIG plans (referred to below as the “new TRH frozen plans”). In addition, the AIG Retirement Plan completed the transfer of all plan assets and liabilities in 2011 to the new tax-qualified TRH defined benefit plan (“TRH Frozen Pension Plan”) with respect to benefits of TRH participants accrued under the AIG plan through December 31, 2009. The benefits under the new TRH frozen plans are frozen as of December 31, 2009 and thus participants in the new TRH frozen plans will not accrue further benefits under the TRH frozen plans. Nor will they accrue further benefits under the AIG plans after such date. The new TRH frozen plans are closed to any employee who was not a participant in the AIG Retirement Plan or AIG Excess Plan on December 31, 2009.

As of January 1, 2010, benefits accrued by TRH participants under the AIG Excess Plan will be paid through the new TRH Frozen Excess Pension Plan (“TRH Frozen Excess Plan”). The design of the AIG and TRH plans, including the benefit formula, vesting provisions and definitions, are identical, except that no benefits will accrue under the TRH Frozen Excess Plan after December 31, 2009. Like the AIG Excess Plan, the TRH Frozen Excess Plan provides a benefit equal to the portion of the benefit that is not permitted to be paid from the TRH Frozen Pension Plan due to Internal Revenue Code limits on compensation and benefits. The TRH Frozen Pension Plan and TRH Frozen Excess Plan benefit formula varies depending on years of service credited and on average final salary. The formula ranges from 0.925 percent to 1.75 percent times average final salary for each year of credited service up to 44 years and 1.25 percent to 1.75 percent times average final salary for each year of credit service accrued prior to April 1, 1985 up to 40 years. For participants who retire after the normal retirement age of 65, the retirement benefit is equal to the greater of the benefit determined using the formula described above or the benefit that the participants could have received upon retirement at age 65, actuarially increased to reflect the later benefit commencement date. Because the new TRH frozen plans are frozen as of December 31, 2009, no additional compensation or service will be credited to participants after that date, except for vesting and early retirement purposes.

For purposes of the domestic TRH defined benefit plans, average final salary is the average pensionable salary of a participant during those three consecutive years in the last ten years of credited service that afford the highest such average, or during all of the years of credited service if less than three years. Average final salary includes the regular salary paid by TRH and its subsidiaries and does not include amounts attributable to overtime pay, quarterly bonuses, annual cash bonuses or long-term incentive awards.

The TRC Group SIPP was set up as part of the separation and transition from AIG and offers the same level of benefits to all UK employees regardless of age and service as the previous defined contribution plan at AIG. TRC Group

SIPP comprises a 9% core contribution of a participant’s pensionable salary, plus matching by TRH of additional contributions, up to 4%, on a one-to-one basis. Participants who were employed on June 1, 2007 and had 4 years and 10 months of pensionable service were grandfathered and continue to receive additional loyalty and age-based percentages. Mr. Bonny receives an additional 5% of grandfathered benefits, which is comprised of 3% for loyalty and 2% for age.

Over the course of 2009 and 2010, legislation was introduced, effective for the 2011-12 tax year, that maintained the cap on the annual allowance for tax relief on pension contributions at £255,000 for the 2010-11 tax year, but then reduced the annual cap to £50,000 for the 2011-12 tax year. As part of this change, anti-forestalling rules were introduced to prevent large additional contributions to pensions before the 2011-12 tax year.

Additionally, from April 6, 2011 to September 30, 2011, the default retirement age will be phased out. Employers wishing to retire employees will have to justify this, in order to avoid age discrimination and unfair dismissal claims. At retirement, the value of a participant’s account under the TRC Group SIPP may be used to purchase an annuity for the participant. A portion of the account value may also be taken as a tax-free lump sum, subject to limits set out by Her Majesty’s Revenue and Customs.

Early retirement benefits. The TRH defined benefit plans provide for reduced early retirement benefits. These benefits are available to participants in the TRH Frozen Pension Plan who have reached age 55 and have 10 or more years of credited service. The TRH Frozen Excess Plan provides reduced early retirement benefits to participants who have reached age 60 and have five or more years of service or unless the Committee or Board overseeing the plan determines otherwise in its sole discretion to provide such benefits to participants after attaining age 55 with 10 or more years of credited service.

In the case of early retirement, participants in the TRH Frozen Pension Plan and the TRH Frozen Excess Plan will receive the plan formula benefit projected to normal retirement at age 65 (using average final salary as of the date of early retirement), but prorated based on years of actual service, then reduced by 3 percent for each year that retirement precedes age 65 for participants who have reached age 60 and have 30 or more years of credited service; reduced by 4 percent for each year that retirement precedes age 65 for participants who have reached age 60 and have at least 25 but fewer than 30 years of credited service; and reduced by 5 percent for each year that retirement precedes age 65 for all other participants.

Participants in the TRH Frozen Pension Plan with at least 10 years of continuous service with AIG, TRH and affiliates have a reduced vested retirement allowance pursuant to which, in the case of termination of employment prior to reaching age 55, such participants may elect to receive the reduced early retirement benefit commencing at any date between age 55 and age 65 and reduced by an additional 1/15 for each of the first five years, and 1/30 for each of the next five years, by which such commencement precedes age 65. Participants in the TRH Frozen Pension Plan may choose to receive a lump sum payment upon normal or early retirement provided that the lump sum value of their benefit is less than $10,000.

Death and disability benefits. The TRH Frozen Pension Plan and the TRH Frozen Excess Plan each provides for death and disability benefits for married participants. With regard to named executive officers, the TRH Frozen Pension Plan provides a death benefit to active employees who are married and who die before age 65 equal to 50 percent of the benefit the participant would have received if he had terminated employment on his date of death, survived until his earliest retirement date and elected a 50 percent joint and survivor annuity. If a married participant dies while actively employed on or after age 65, the TRH Frozen Pension Plan provides a death benefit equal to the amount that would have been paid if the participant had a 100 percent joint and survivor annuity in effect on his or her date of death. The TRH Frozen Excess Plan provides death benefits equal to the death benefits under the tax-qualified plan if such benefits were calculated without giving effect to the limitations imposed by the Internal Revenue Code, reduced by the death benefits actually payable under the tax-qualified plan.

In the case of permanent disability, a participant generally may receive a benefit based on average final salary and years of credited service that is payable after the participant ceases to receive payments under TRH’s long-term disability plan at age 65. Under the AIG Retirement Plan and the AIG Excess Plan for periods prior to January 1, 2010, participants continue to accrue years of credited service up to December 31, 2009 while receiving payments under TRH’s long-term disability plan before reaching age 65.

Effective January 1, 2010, TRH established two new defined contribution plans that cover TRH employees who were covered by the qualified and nonqualified AIG plans in which TRH participated prior to such date, as well as new employees hired on or after January 1, 2010. Under the new tax-qualified TRH defined contribution plan (the “TRH Target Benefit Plan”), participants will receive an annual contribution that is intended to be of comparable economic value to the annual benefit a participant would accrue under the AIG Retirement Plan taking into account any prior and future pensionable compensation and credited service with TRH and participating affiliates. TRH has also established the TRH

Excess Target Benefit Plan to cover employees whose annual contribution is limited under the TRH Target Benefit Plan due to Internal Revenue Code limits on eligible compensation and “annual additions” to a participant’s plan account. To receive a contribution for the full plan year, participants must be employed on December 31 of a plan year. The first contributions to the plans were made in the first quarter of 2011 for the 2010 plan year. Participants who retire, die or become disabled during a plan year receive a prorated contribution based on completed service as of the date of such event. A participant’s benefit under these new TRH defined contribution plans is based solely on the annual contributions to the participant’s plan account, adjusted for any investment gains and losses. Participants are required to direct the investment of their plan account balances. Upon termination of employment, a participant can receive his or her plan account balance in the form of a lump sum. Under the TRH Target Benefit Plan, participants become vested upon the completion of three years of service with TRH or its affiliates and under the TRH Excess Target Benefit Plan, a participant is vested upon the earliest of attainment of age 65, attainment of age 60 and the completion of five years of service, or attainment of age 55 and the completion of 10 years of service with TRH’s approval.

The following table details the accumulated benefits under the defined benefit plans in which each named executive participates.

Pension Benefits

Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefit	Payments During 2011
Robert F. Orlich	TRH Frozen Pension Plan	23.167	$796,529	$0
	TRH Frozen Excess Plan	23.167	$2,713,700	$0
Steven S. Skalicky	TRH Frozen Pension Plan	23.417	$765,095	$0
	TRH Frozen Excess Plan	23.417	$1,504,468	$0
Paul A. Bonny	TRH Frozen Pension Plan	0	$0	$0
	TRH Frozen Excess Plan	0	$0	$0
Javier E. Vijil	TRH Frozen Pension Plan	15.917	$438,502	$0
	TRH Frozen Excess Plan	15.917	$775,563	$0
Michael C. Sapnar	TRH Frozen Pension Plan	14.417	$241,542	$0
	TRH Frozen Excess Plan	14.417	$368,847	$0

(1)                                 The named executives had the following years of service with TRH as of December 31, 2009: Orlich—23.7; Skalicky—23.9; Vijil—16.4; and Sapnar—14.9. Messrs. Orlich, Skalicky, Vijil and Sapnar have fewer years of credited service than actual service under the tax-qualified retirement plan and the Excess Retirement Income Plan because participants must have waited 6 months after commencing employment before enrolling in those plans. Mr. Bonny does not participate in the tax-qualified retirement plan or the TRH Frozen Excess Plan as he participated in the AIG Retirement Savings Plan in the United Kingdom and, following the transition from that plan in 2009, in the TRC Group SIPP.

(2)                                 The actuarial present values of the accumulated benefits are based on service and earnings as of December 31, 2009 but using a determination date of December 31, 2011 (the pension plan measurement date for purposes of TRH’s financial statement reporting). The actuarial present values of the accumulated benefits under the tax-qualified retirement plan and the Excess Retirement Income Plan are calculated based on payment of a life annuity beginning at age 65.

Non-Qualified Deferred Compensation Table for 2011

Name	Executive Contributions in Last FY(1)	Company Contributions in Last FY(2)	Aggregate Earnings/(Loss) in Last FY(3)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE(4)
Robert F. Orlich	$0	$279,752	$(5,247)	$0	$588,700
Steven S. Skalicky	$0	$127,730	$(18,948)	$0	$230,528
Paul A. Bonny(5)	$0	$0	$0	$0	$0
Javier E. Vijil	$0	$59,875	$(843)	$0	$117,042
Michael C. Sapnar	$0	$30,024	$(1,595)	$0	$52,210

(1)                                 Executives are not permitted to elect to defer any portion of their compensation under the plan.

(2)                                 Amounts shown represent the unfunded amount of the 2011 company contribution allocated to the executive’s plan account under the TRH Excess Target Benefit Plan as of December 31, 2011. These amounts are also reported in the All Other Compensation column of the Summary Compensation Table.

(3)                                 Executives in the TRH Excess Target Benefit Plan may direct the investment of amounts allocated to their plan account into the plan’s hypothetical investment funds.

(4)                                 Includes 2011 and 2010 contributions, adjusted for gains and losses through December 31, 2011.

(5)                                 Mr. Bonny does not participate in the TRH Target Benefit Plan or the TRH Excess Target Benefit Plan since these plans do not cover TRH’s UK employees.

The material terms of the TRH Excess Target Benefit Plan are summarized below.

•                  The TRH Excess Target Benefit Plan provides benefits in excess of amounts permitted to be contributed under the TRH Target Benefit Plan due to the application of annual Internal Revenue Code limits on compensation and company contributions. The plan is unfunded and plan benefits are maintained as a plan account balance which is payable solely from company assets. There is no trust fund or other vehicle set aside to fund plan benefits.

•                  Eligibility to participate in the TRH Excess Target Benefit Plan is limited to employees who are eligible to participate in the TRH Target Benefit Plan but whose compensation or annual company contribution under that plan exceeds Internal Revenue Code compensation or annual plan account allocation limits for the plan year.

•                  Annual plan account allocations are determined each plan year based on the contribution formula used in the TRH Target Benefit Plan but without regard to annual Internal Revenue Code limits on the participant’s compensation and company contributions. The annual unfunded allocation provided under the TRH Excess Target Benefit Plan is the difference between the total company contribution determined under the Target Benefit Plan formula without the above-mentioned Internal Revenue Code limits and the company contribution permitted under the TRH Target Benefit Plan.

•                  To receive an annual allocation, a participant must be employed on December 31st of the plan year. Participants who die, become disabled or retire early receive prorated allocations.

•                  Allocations under the TRH Excess Target Benefit Plan are forfeitable until the executive attains age 60 and completes at least five years of service or attains age 55 with at least 10 years of service and the company consents to vesting. Vesting also occurs if the executive dies or becomes disabled during employment.

•                  The TRH Excess Target Benefit Plan offers a range of hypothetical investment funds into which participants are permitted to direct the hypothetical investment of their plan account balances. The hypothetical investment funds have notional values based on the underlying market value of the related investment funds. The hypothetical investment funds are the same as the investment funds offered through the TRH Target Benefit Plan. These investment funds are generally mutual funds registered under the Investment Company Act of 1940.

•                  The plan benefit is the sum of all vested annual plan allocations adjusted for hypothetical earnings and losses.

•                  Distributions of vested plan account balances under the TRH Excess Target Benefit Plan are made in cash in one lump sum in accordance with Section 409A of the Internal Revenue Code.

Potential Payments on Termination

TRH provides only limited termination entitlements. TRH has not entered into employment agreements other than in connection with acquisitions and new hires, and none of the named executives have employment agreements other than as previously disclosed with respect to the retention program.

TRH Executive Severance Plan. In 2008, the Board adopted the TRH ESP as a replacement for the AIG severance plan that previously covered select executive officers of TRH.

Severance benefits. Under the TRH ESP severance protection is provided to senior executives who participate in the Partners or Senior Partners Plan. Upon a termination by the Company without “Cause” (as defined in the TRH ESP), by the Executive for “Good Reason” (as defined in the TRH ESP), or due to the death or disability of the Executive, in addition to accrued wages and expense reimbursement, eligible employees will be entitled to receive the following each month during the Severance Period (30 months for the CEO and 24 months for the other named executive officers):

•                  Severance in an amount equal to one-twelfth the sum of: (i) the participant’s annual base salary in the year of termination, (ii) any supplemental or quarterly cash bonus payable to such participant in respect of the year of termination, and (iii) the average of the participant’s annual cash bonus awards earned and paid with respect to the three most recently completed fiscal years;

•                  Continued vesting of restricted stock units, earned but unvested performance restricted stock units and options as though there had been no termination of employment;

•                  Continued participation in the Company’s health plan at active employee rates and continued service credit for eligibility and company contribution levels for purposes of the retiree health plan;

•                  Continued vesting and accrual of additional non-qualified pension credits; and

•                  Continued life insurance and retiree health plan coverage at active employee rates including continued service credit for eligibility and company contribution levels in such plans.

Restrictive covenants. Prior to receiving any severance payments, eligible employees will be required to execute a general release of claims that also contains the following restrictions that, except as noted, apply at all times following termination:

•                  Each participant is generally prohibited from (i) engaging in, being employed by, rendering services to or acquiring financial interests in any business that is competitive with TRH, (ii) interfering with TRH’s business relationships with customers, suppliers, or consultants, or (iii) soliciting or hiring certain key employees of TRH. These restrictions apply for the earlier of one year after termination or the length of the Severance Period.

•                  Each participant will not disclose TRH’s confidential information.

Mr. Orlich’s Transition Agreement. In connection with Mr. Orlich’s retirement on December 31, 2011, TRH, on November 20, 2011, entered into a Transition Agreement with Mr. Orlich providing for certain benefits upon Mr. Orlich’s retirement, as well as a Release and Restrictive Covenant Agreement (the “Release Agreement”). In general, the Transition Agreement provided that, upon his retirement, Mr. Orlich would become entitled to the compensation and benefits to which he would have been entitled had he terminated his employment for “Good Reason” under the compensation and benefits policies of TRH, including the TRH ESP. The Transition Agreement further provided for certain limited benefits not contemplated by the TRH ESP, including the use of office space and administrative support at TRH’s facilities in Stamford, Connecticut, and the provision of automobile lease payments through December 31, 2013. The Release Agreement contains the same basic restrictive covenants that are contained in the TRH ESP. Pursuant to the Release Agreement, Mr. Orlich forfeited the right to any future payments, and is obligated to return any payments already made, under the Transition Agreement or the TRH ESP upon violation of the covenants set forth in the Release Agreement.

Quantification of Termination Payments and Benefits. The following table details the payments and benefits that each of the named executives would be provided if he had been terminated on December 31, 2011 under the circumstances indicated.

Termination Payments & Benefits

Name	Severance(1)	Excess Target Benefit Plan(2)	Retiree Medical and Life Insurance(3)	Pension Plan Credit(4)	Unvested Options(5)	Unvested Stock Awards(6)	Total
Robert F. Orlich
Retirement	$6,131,250	$103,756	$45,139	$19,427	$128,125	$10,495,740	$16,923,437
Steven S. Skalicky
By TRH for “Cause”	$—	$—	$—	$68,680	$—	$—	$68,680
By Executive w/o Good Reason	$—	$—	$—	$68,680	$—	$—	$68,680
By Executive with Good Reason	$2,852,667	$274,700	$36,806	$119,780	$38,438	$3,574,762	$6,897,153
By TRH without “Cause”	$2,852,667	$274,700	$36,806	$119,780	$38,438	$3,574,762	$6,897,153
Death	$—	$—	$—	$—	$—	$5,810,657	$5,810,657
Disability	$—	$—	$—	$—	$—	$5,810,657	$5,810,657
Paul A. Bonny
By TRH for “Cause”	$—	$—	$—	$—	$—	$—	$—
By Executive w/o Good Reason	$—	$—	$—	$—	$—	$—	$—
By Executive with Good Reason	$2,760,260	$—	$30,940	$176,490	$38,438	$3,503,604	$6,509,732
By TRH without “Cause”	$2,760,260	$—	$30,940	$176,490	$38,438	$3,503,604	$6,509,732
Death	$—	$—	$—	$—	$—	$5,739,473	$5,739,473
Disability	$—	$—	$—	$—	$—	$5,739,473	$5,739,473
Javier E. Vijil
By TRH for “Cause”	$—	$—	$—	$24,568	$—	$—	$24,568
By Executive w/o Good Reason	$—	$—	$—	$24,568	$—	$—	$24,568
By Executive with Good Reason	$2,650,067	$255,391	$34,702	$108,753	$38,438	$3,443,183	$6,530,534
By TRH without “Cause”	$2,650,067	$255,391	$34,702	$108,753	$38,438	$3,443,183	$6,530,534
Death	$—	$—	$—	$—	$—	$5,492,265	$5,492,265
Disability	$—	$—	$—	$—	$—	$5,492,265	$5,492,265
Michael C. Sapnar
By TRH for “Cause”	$—	$—	$—	$—	$—	$—	$—
By Executive w/o Good Reason	$—	$—	$—	$—	$—	$—	$—
By Executive with Good Reason	$2,720,600	$—	$30,084	$—	$12,813	$3,809,014	$6,572,511
By TRH without “Cause”	$2,720,600	$—	$30,084	$—	$12,813	$3,809,014	$6,572,511
Death	$—	$—	$—	$—	$—	$6,792,676	$6,792,676
Disability	$—	$—	$—	$—	$—	$6,792,676	$6,792,676

(1)                                  Severance is payable in equal installments over 30 months for Mr. Orlich and over 24 months for the other named executives.

In the case of termination on death or disability, payments are based on continuation of salary and would be paid in accordance with TRH’s customary compensation practices at the time.

(2)                                  These amounts represent the enhancements in value to the named executives under the TRH Excess Target Benefit Plan due to the enhanced benefits provided under the Executive Severance Plan if the executive were terminated without “Cause” or the executive terminates with Good Reason. If Messrs. Orlich, Skalicky or Vijil were terminated by TRH for “Cause” or by the executive without Good Reason, they would not be entitled to an enhanced benefit under the TRH Excess Target Benefit Plan.

Under the TRH Excess Target Benefit Plan, accrued benefits are forfeitable at termination of employment unless a participant has attained age 60 and has completed at least five years of service or has attained age 55, has completed at least 10 years of service and the Company consents to vest the participant’s benefit. The plan provides annual allocations to participants who are employed on December 31st of a plan year. A partial year allocation is provided to participants who die, become disabled or retire early prior to December 31st.

If Mr. Skalicky had terminated his employment for Good Reason or been terminated by TRH without “Cause,” he would have been entitled to an enhanced benefit under the TRH Excess Target Benefit Plan based on additional age and service credit provided by the Executive Severance Plan since Mr. Skalicky has reached age 60, with more than 5 years of credited service. If Mr. Vijil had been terminated for Good Reason or been terminated by TRH without

“Cause,” he would have been entitled to an enhanced benefit under the TRH Excess Target Benefit Plan based on the additional age and service credit provided by the Executive Severance Plan, but only with TRH’s consent.

(3)                                  These amounts represent the cost to TRH of continued health and life insurance coverage following termination. Where provided, health and life insurance coverage is 30 months for Mr. Orlich and 24 months for the other named executives. The benefit continuation would cease on the named executives becoming eligible for equivalent benefits from a new employer. The named executives or their estates may receive health and life insurance benefits upon death or disability only to the extent that they are generally available to all salaried employees.

(4)                                  These amounts represent the enhancements in value, if any, of benefits to the named executives under TRH’s pension plans in the event of early retirement, death or disability. Because the named executives have not reached age 65 as of December 31, 2011, they would not have been entitled to receive payments under the TRH Frozen Excess Plan in the case of early retirement as indicated in the following paragraph, which would have resulted in a decrease in the present value of their total pension benefits.

Under the TRH Frozen Excess Plan, a participant is entitled to early retirement benefits upon attainment of age 60 with at least five years of credited service or upon the attainment of age 55 with at least 10 years of credited service, provided TRH consents in the latter case. If Messrs. Skalicky or Vijil were terminated by TRH for “Cause” or by the executive without Good Reason, they would not be entitled to an enhanced benefit under the TRH Frozen Excess Plan.

If Mr. Skalicky had terminated his employment for Good Reason or been terminated by TRH without “Cause,” he would have been entitled to an enhanced benefit under the TRH Frozen Excess Plan based on additional age and service credit provided by the Executive Severance Plan since Mr. Skalicky has reached age 60, with more than 5 years of credited service. If Mr. Vijil had been terminated for Good Reason or been terminated by TRH without “Cause,” he would have been entitled to an enhanced benefit under the TRH Frozen Excess Plan based on the additional age and service credit provided by the Executive Severance Plan, but only with TRH’s consent.

The amount for Messrs. Skalicky, Vijil and Sapnar for termination by TRH without “Cause” or by the executive with Good Reason is equal to the increase in the present value as of December 31, 2011 of the named executive’s respective total pension benefits, calculated using the same assumptions described in “Post-Employment Compensation—Pension Benefits.” The amount for Mr. Bonny for termination by TRH without “Cause” or by the executive with Good Reason represents the cost to TRH of continued pension contributions following termination.

(5)                                  Represents the difference between the total market value (based on the closing sale price of $54.73 on December 31, 2011) of TRH shares underlying options that become vested and exercisable on termination and the total exercise price of options that were in-the-money on such date. Option holdings at the end of 2011 are detailed in the Outstanding Equity Awards at December 31, 2011 table.

(6)                                  Represents a pro rata amount of any performance RSUs actually earned and vested through the Severance Period. In the event of a change-in-control of TRH, payments for unvested stock awards for terminations by the executive with Good Reason and by TRH without “Cause” at December 31, 2011 would have been as follows: Mr. Skalicky $5,434,450; Mr. Bonny $5,363,266; Mr. Vijil $5,150,644; and Mr. Sapnar $6,399,280.

COMPENSATION OF DIRECTORS

Director compensation arrangements. Under the current director compensation structure, all directors, except those who are employees of TRH, receive an annual retainer of $60,000 and a fee of $1,500 for each attended meeting of any committee of TRH of which the director is a member. The Audit Committee Chairperson receives an additional retainer of $15,000, the Compensation Committee Chairperson receives an additional retainer of $15,000, the Nominating and Corporate Governance Committee Chairperson receives an additional retainer of $7,500 and all other Committee Chairpersons receive an additional retainer of $5,000. The Lead Independent Director, if any, will receive an additional retainer of $15,000. The current director compensation structure was effective for the third and fourth quarters of 2011.  Under the former director compensation structure, all directors, except those who are employees of TRH, receive an annual retainer of $37,000 and a fee of $1,500 for each attended meeting of the Board or any committee of TRH of which the director is a member, the Audit Committee Chairperson receives an additional retainer of $10,000, all other Committee Chairpersons receive an additional retainer of $5,000 and the Lead Independent Director, if any, will receive an additional retainer of $15,000.  This director compensation structure was effective for the first and second quarters of 2011.  In addition, the non-executive Chairperson of the Board receives an additional fee of $127,000, and all non-management directors receive an annual grant of RSUs that vests in one year, but is not deliverable to the directors until such time as they retire or leave the Board. On May 26, 2011, following the 2011 annual meeting of stockholders at the regularly scheduled Board meeting, upon the recommendation of the Nominating Committee, the Board granted each non-management director 2,200 RSUs.

The following table contains information about the compensation of persons who served as non-management directors of TRH in 2011.

2011 Non-Management Director Compensation

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)		Total
Stephen P. Bradley	$152,750	$98,560		$251,310
Ian H. Chippendale	97,650	98,560		196,210
John G. Foos	158,000	98,560		256,560
Reuben Jeffery III	18,250	0	(3)	18,250
John L. McCarthy	137,500	98,560		236,060
Richard S. Press	291,500	98,560		390,060
Thomas R. Tizzio	16,500	0	(4)	16,500

(1)                                  This column represents annual retainer fees and board and committee meeting attendance fees.

(2)                                  This column represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718 utilizing the assumptions and methodologies discussed in Note 13 to our financial statements for the fiscal year ended December 31, 2011, of RSUs granted by TRH under the 2008 Non-Employee Directors’ Stock Plan. See the Director Stock and Option Awards Outstanding at December 31, 2011 table below for detail regarding each director’s total outstanding stock awards. No options were granted to directors in 2011. See the Director Stock and Option Awards Outstanding at December 31, 2011 table below for detail regarding each director’s total outstanding option awards.

(3)                                  All RSUs granted to Mr. Jeffery were forfeited as a result of his resignation on March 23, 2011.

(4)                                  All RSUs granted to Mr. Tizzio, prior to 2011, fully vested and were issued to him following his resignation on May, 26, 2011.  Mr. Tizzio was entitled to all shares, as a result of serving on the Board for over five years.  He did not receive any grant in 2011.

The Director Stock and Option Awards Outstanding at December 31, 2011 table that follows provides additional detail regarding non-management directors’ outstanding equity-based awards.

Director Stock and Option Awards Outstanding at December 31, 2011

	Option Awards
Name	Number Exercisable(1)	Number Unexercisable	Stock Awards(2)
Stephen P. Bradley	0	0	4,400
Ian H. Chippendale	0	0	9,000
John G. Foos	0	0	10,000
Reuben Jeffery III	0	0	0	(3)
John L. McCarthy	0	0	8,000
Richard S. Press	0	0	10,000
Thomas R. Tizzio	34,750	0	0	(4)

(1)                                  This column represents, for each director, the vested TRH stock option awards granted in prior years.

(2)                                  This column represents, for each director, the TRH stock awards granted in 2010 and in prior years.

(3)                                  All RSUs granted to Mr. Jeffery in 2010 were forfeited as a result of his resignation on March 23, 2011.

(4)                                  All RSUs granted to Mr. Tizzio, prior to 2011, fully vested and were issued to him following his resignation on May, 26, 2011.  Mr. Tizzio was entitled to all shares, as a result of serving on the Board for over five years.  He did not receive any grant in 2011.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICPIATION

No member of the Compensation Committee is a current officer or employee of the Company (or any of its subsidiaries) or was such an officer or employee at any time subsequent to June 1990, when the Company became a reporting company under the Exchange Act and no member of the Compensation Committee has any relationship with the Company requiring disclosure as a related party transaction. During 2011, none of the Company’s executive officers served as a director of another entity, one of whose executive officers served on the Company’s Compensation Committee; and none of the Company’s executive officers served as a member of the Compensation Committee or equivalent committee of another entity, one of whose executive officers served as a member of the Board.

Item 12.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Ownership of Certain Securities

The following table summarizes the beneficial ownership of equity securities of TRH, by each of the nominees for director, each executive officer named in the Summary Compensation Table and by the current directors and current executive officers as a group. On March 6, 2012, upon consummation of the Merger, all shares of TRH Common Stock were cancelled and converted into the right to receive the Merger Consideration (as defined in the Merger Agreement).

	Equity Securities Owned Beneficially as of January 31, 2012
	TRH Common Stock
Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Stephen P. Bradley	734	(2)
Paul A. Bonny	248,169.43
Ian H. Chippendale	4,601	(2)
John G. Foos	9,101.02
John L. McCarthy	4,601	(2)
Robert F. Orlich	593,552	1.03
Richard S. Press	14,000.02
Michael C. Sapnar	167,839.29
Steven S. Skalicky	253,380.44
Thomas R. Tizzio	93,436.16
Javier E. Vijil	241,201.42
All Directors and Executive Officers of TRH as a Group (14 individuals)	1,756,891	3.05

(1)                                  Amounts of equity securities shown include shares of TRH Common Stock subject to options which may be exercised within 60 days of January 31, 2012 and RSUs which may vest within 60 days of January 31, 2012 as follows: Bonny—203,998 shares, Chippendale—0 shares, Foos—0 shares, McCarthy—0 shares, Orlich—472,498 shares, Press—0 shares, Sapnar—137,497 shares, Skalicky—203,998 shares, Tizzio—34,750 shares, Vijil—203,998 shares, all directors and executive officers of TRH as a group—1,347,239 shares.

(2)                                  Less than .01 percent.

BENEFICIAL OWNERSHIP

The following table lists the beneficial ownership of TRH Common Stock as of February 28, 2012, by each person or group who, to TRH’s knowledge, beneficially owned more than five percent of the outstanding TRH Common Stock. On March 6, 2012, upon consummation of the Merger, all shares of TRH Common Stock were cancelled and converted into the right to receive the Merger Consideration (as defined in the Merger Agreement).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock
BlackRock, Inc.	3,707,315	(1)	6.44
40 East 52nd Street
New York, New York 10022
Davis Selected Advisers, LP	14,159,872	(2)	24.58
2949 East Elvira Road, Suite 101
Tucson, Arizona 85706

(1)                                  BlackRock, Inc. filed a Schedule 13G/A, dated February 13, 2012, with respect to the shares of TRH Common Stock held by it, which stated that it has sole voting authority and sole dispositive authority with respect to 3,707,315 shares. BlackRock, Inc. provides investment management and risk analytics services to TRH. During 2011, TRH incurred $6.67 million in fees relating to these services.

(2)                                  Davis Selected Advisers, L.P. filed a Schedule 13D, dated February 28, 2012, with respect to the shares of TRH Common Stock held by it, which stated that it has sole voting authority with respect to 5,695,153 shares, shared voting authority with respect to 7,090,818 shares, no voting authority with respect to 1,220,312 shares and sole dispositive authority with respect to 14,006,283 shares. On June 8, 2009, Davis Selected Advisers, L.P. entered into a voting agreement with TRH, pursuant to which it (i) agreed to vote the number of TRH Common Stock beneficially owned by it in excess of 9.9% of the outstanding TRH Common Stock in a manner proportionate to the vote of the holders of the TRH Common Stock (other than TRH Common Stock held by related persons) voting on such matter and (ii) appointed TRH as its proxy and power of attorney to vote such TRH Common Stock in excess of 9.9% of the outstanding TRH Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides summarized information with respect to equity compensation granted by the Company as of December 31, 2011:

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

(4)                                  The number of shares available for issuance by equity compensation plan consists of: 798,954 shares under the Transatlantic Holdings, Inc. 2009 Long Term Equity Incentive Plan; 44,933 shares under the Transatlantic Holdings, Inc. 2008 Non-Employee Directors’ Stock Plan; 1,221,610 shares under the Transatlantic Holdings, Inc. 1990 Employee Stock Purchase Plan, as amended; and 95,500 shares under the Transatlantic Holdings, Inc. 2010 U.K. Sharesave Plan.

Item 13.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

Related-Party Transactions Approval Policy.  The Board of Directors, on the recommendation of the Nominating and Corporate Governance Committee, had adopted a written policy that contained the policies and procedures governing the review and approval of related-party transactions involving TRH. The Board determined that the Audit Committee was the appropriate Committee to approve and ratify “Related-Party Transactions” (as defined in the policy).

Under the policy, any potential Related-Party Transaction would be analyzed by TRH’s general counsel, in consultation with management and with outside counsel, as appropriate, to determine whether the transaction was a Related-Party Transaction. Related-Party Transactions would have been brought to the Audit Committee for review and approval. The review of a Related-Party Transaction included consideration of whether (i) the terms of the Related-Party Transaction were fair to TRH and on terms at least as favorable as would apply if the other party was not or did not have an affiliation with a director, executive officer or employee of TRH; (ii) there were demonstrable business reasons for TRH to enter into the Related-Party Transaction; (iii) the Related-Party Transaction would have impaired the independence of a director; and (iv) the Related-Party Transaction would have presented an improper conflict of interests for any director, executive officer or employee of TRH, taking into account the size of the transaction, the overall financial position of the director, executive officer or employee, the direct or indirect nature of the interest of the director, executive officer or employee in the transaction, the ongoing nature of any proposed relationship, and any other factors the Audit Committee or the Chairman of the Audit Committee deemed relevant. After appropriate review, the Audit Committee would approve such Related-Party Transaction if it was consistent with the policy. In the event that TRH became aware of a Related-Party Transaction that was not approved under this policy prior to consummation, such transaction would be reviewed in accordance with this policy as promptly as reasonably practicable. If it was not practical for the Audit Committee to wait until the next Audit Committee meeting to review a Related-Party Transaction, as determined by TRH’s general counsel, the Chairman of the Audit Committee would have reviewed and approved the Related-Party Transaction.

For purposes of this policy, a “Related-Party Transaction” included any (i) transaction or relationship directly or indirectly involving a director or executive officer that would need to be disclosed under Item 404(a) of Regulation S-K; (ii) transaction or relationship involving a director that was not deemed to be immaterial under TRH’s Director Independence Standards as then in effect; (iii) material amendment or modification to an existing Related-Party Transaction; and (iv) transaction deemed by TRH’s general counsel to be a Related-Party Transaction pursuant to the procedures under the policy. Notwithstanding the foregoing, the following were not Related-Party Transactions: (i) indemnification and advancement of expense payments made pursuant to TRH’s Certificate of Incorporation or By-laws or pursuant to any agreement or instrument; or (ii) any transaction that involved the providing of compensation to a director or executive officer in connection with his or her duties to TRH or any of its subsidiaries or affiliates, including the reimbursement of business and travel expenses incurred in the ordinary course.

The Related-Party Transactions Approval Policy is available on TRH’s website at www.transre.com by following the links to Investor Information and then to the Governance Documents section.

DIRECTOR INDEPENDENCE

TRH’s Board had established the TRH Corporate Governance Guidelines (the “Guidelines”) to promote the effective functioning of the Board and its committees, to promote the interests of stockholders and to establish a common set of expectations for the governance of the organization. All of TRH’s corporate governance materials, including the Corporate Governance Guidelines; Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters; TRH’s Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics; TRH’s Director Independence Standards, Related-Party Transaction Approval Policy and TRH’s Code of Conduct for employees, are available on TRH’s website at www.transre.com by following the links to Investor Information and then to the Governance Documents section. TRH’s Board regularly reviewed corporate governance developments and modified its guidelines, charters and practices as warranted. Using TRH’s Director Independence Standards, the Board determined that each of Messrs. Bradley, Chippendale, Foos, McCarthy and Press were independent under the rules of the New York Stock Exchange.

Item 14.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP, our principal independent registered public accounting firm, for the years ended December 31, 2011, and December 31, 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees(1)	$2,734,308	$2,203,500
Audit-related fees(2)	309,459	0
Tax fees(3)	449,016	63,400
All other fees(4)	3,000	2,512

(1)          The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of TRH’s annual financial statements for the fiscal years ended December 31, 2011 and 2010 and for the reviews of the financial statements included in TRH’s Quarterly Reports on Form 10-Q for those fiscal years.

(2)          The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related professional services. These fees were for accounting advisory services related to strategic activities and related due diligence work.

(3)          The aggregate fees billed by PricewaterhouseCoopers LLP for professional tax services. These services were performed in connection with international tax review and compliance. In 2011, these fees included advisory work related to strategic activities.

(4)          The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to TRH, other than the services described above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”. This fee was for TRH’s use of annual statement preparation software.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee had adopted policies and procedures for pre-approving all audit and non-audit services provided by TRH’s independent accountants prior to the engagement of the independent registered public accounting firm with respect to such services. Under such policies and procedures, proposed services could have been pre-approved on a periodic basis or individual engagements could have been separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee would consider whether the provision of such services would impair the independent accountants’ independence. All audit services, audit-related services, tax services and other services provided by PricewaterhouseCoopers LLP for 2011 were pre-approved by the Audit Committee.

PART IV

Item 15.

TRANSATLANTIC HOLDINGS, INC. AND SUBSIDIARIES

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                               Financial Statements and Schedules

The Consolidated Financial Statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K Filing.

(b)                               Exhibits

31.3	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael C. Sapnar, President and Chief Executive Officer.
31.4	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steven S. Skalicky, Executive Vice President and Chief Financial Officer.

The Exhibits required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSATLANTIC HOLDINGS, INC.

Date: April 27, 2012	By:	/s/ MICHAEL C. SAPNAR
Michael C. Sapnar
President and Chief Executive Officer